Form 10-Q
period 1995-06-30
ALPHA SOLARCO INC
filed 1995-10-13
CIK 312257

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                          FORM 10-QSB

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended           Commission File No. D-9376
August 31, 1995

                           ALPHA SOLARCO INC.
        (Exact name of registrant as specified in its charter)

Colorado                                31-0944136
(State or other jurisdiction         (I.R.S. Employer
incorporation or organization)       Identification No.)


510 East University Drive,                  85004
Phoenix, Arizona                          (Zip Code)
(Address of principal
executive offices)

Registrant's telephone number, including area code:  (602) 252-3055

Indicate by check mark whether the registrant (1) has filed all reports required to be filed in Section 13 or 15(d) of the Security Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

               Yes__X__                    No____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

                                    Number of Shares
  Class                             Outstanding as of 8/31/95
_____________                       _________________________
No Par Value Common Stock           115,937,589

  ALPHA SOLARCO INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEET
                         (Unaudited)

                August 31, 1995 and May 31, 1995

                                    August 31,
                                      1995           May 31,
                                  (Unaudited)        1995    (A)
                                  -----------       ------------
ASSETS
 Cash and Cash equivalents          ($1,779)         $2,002
 Accounts receivable:
  Trade                             467,992         467,992
  Employees                               0             650
  Prepaid expenses                      369             104
                                 ----------     -----------
   Total current assets             466,582         470,748
                                 ----------     -----------

 Property and equipment, at cost:
  Land                              169,750         169,750
  Machinery and equipment         2,472,092       2,492,050
  Furniture and fixtures             94,098          94,098
  Leasehold improvements             27,894          32,093
  Buildings                         420,398         420,398
  Computer equipment                 18,724          18,724
  Construction in progress            1,828           1,828
                                  ---------     -----------
                                  3,204,784       3,228,941
                                -----------     -----------
   Less accumulated depreciation (1,470,336)     (1,399,183)
                                -----------     -----------
                                  1,734,448       1,829,758
                                -----------     -----------

 Note receivable - officer           40,000          40,000
 Patent rights and organization
  costs                                 414             414
 Investment in Chinese
  Joint Venture                      89,670          89,670
 Proprietary solar energy
  technology, research and
  development, and other
  intangible assets                       1               1
 Other assets                        12,921          12,159
                                -----------     -----------
                                    143,006         142,244
                                -----------     -----------
                                 $2,344,036      $2,442,750
                                -----------     -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Notes payable                    $211,755        $698,823
  Accounts payable                  793,857         680,900
  Accrued liabilities                24,500          24,500
  Billings in excess of
   contract revenue                 240,560         473,560
                                -----------     -----------
   Total current liabilities      1,270,673       1,877,783
                                -----------     -----------

Convertible notes                    5,700           5,700

 Stockholders' equity:
  Common stock, without
   par value 200,000,000
   authorized 115,937,489
   and 115,937,489 shares
   and outstanding, respectively 14,074,710      13,384,710
 Accumulated deficit            (13,007,047)    (12,825,443)
                                -----------     -----------
   Total stockholders' equity     1,067,663         559,267
                                -----------     -----------
   Total liabilities and
    stockholders' equity         $2,344,036      $2,442,750
                                -----------     -----------
   (A) The May 31, 1995 condensed amounts are from the Company's audited financial statements.

                           See accompanying notes.

                     ALPHA SOLARCO INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                          (Unaudited)

                                 3 Months Ended August 31,
                                   1995            1994
                                 ------------   ----------
Revenues:

 Net Sales                      $288,133        $1,087,522
 Interest                             12             1,410
 Other income                      9,467            27,019
                             -----------       -----------
                                 297,612         1,115,951
                             -----------       -----------


Costs and expenses:
 Cost of Sales                   193,671          359,122
 General and administrative      284,108          322,806
 Advertising and promotion             0           24,344
 Interest                          1,470                0
 Consulting services                   0           41,636
                             -----------      -----------
                                 479,249          747,908
                             -----------      -----------
Net gain (loss)                ($181,637)        $368,043
                             -----------      -----------
                             -----------      -----------
Net gain (loss) per share         ($0.00)           $0.00
                             -----------      -----------
                         See accompany notes.


                        ALPHA SOLARCO INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)

                                               3 Months Ended August 31,
                                                  1995            1994
                                               -------------  ------------
Cash flows from operating activities:
 Net gain (loss)                              ($181,637)       $368,043

Adjustments to reconcile net gain
 (loss) to net cash used in operating
 activities:
 Depreciation and amortization                   84,146          90,500

 Decrease (increase) in:
  Accounts receivable                               650          38,631
  Inventory                                           0         131,326
  Prepaid expenses                                 (265)        (11,723)
  Other assets                                     (762)        (20,265)

 Increase (decrease) in:
  Accounts payable                               94,087        (425,779)
  Accrued liabilities                                 0         (76,359)
  Billings in excess of contract revenue              0        (352,287)
                                            -----------     -----------
  Net cash used in operating activities          (3,781)       (257,913)
                                            -----------     -----------

Cash flows from investing activities:
 Capital expenditures                                 0          96,172
                                            -----------     -----------
Net cash provided (used by) investing
 activities                                           0          96,172
                                            -----------     -----------
Cash flow from financing activities:
 Net proceeds from issuance of common stock,
  stock options and warrants                          0               0
                                            -----------     -----------
 Net cash provided by financing activities            0               0
                                            -----------     -----------
 Net change in cash and cash equivalents         (3,781)       (161,741)

Cash and cash equivalents:
 Beginning of period                              2,002         327,671
                                            -----------     -----------
 End of period                                  ($1,779)       $165,930
                                            -----------     -----------
                                            -----------     -----------

During the three months ended August 31, 1995, the Company converted $690,000 of short-term notes payable for common stock.

                                                See accompany notes.

                             ALPHA SOLARCO INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.     Principles of consolidation

       The consolidated financial statements include the accounts of Alpha, its wholly-owned subsidiaries, Alpha Solarco Inc. of Ohio ("Alpha of Ohio"), Alpha Manufacturing Group, Inc. ("AMG"),
Solectric Corporation (Solectric"), and MSEPG Solar Power
Corporation ("Solar Corporation"). Intercompany accounts and transactions have been eliminated.

2.     Depreciation

       The Company computes depreciation using the straight-line and accelerated methods, based on the estimated useful lives of the depreciable assets, as follows:

        Buildings                   40 years
        Machinery and equipment     3 - 7 years
        Furniture and fixture       5 - 10 years
        Leasehold improvements      Life of the improvement or the
                                    lease term, whichever is
                                    shorter

3.     Research and Development

       All research and development costs are charged to expense when incurred. The costs of materials, equipment and facilities that are constructed or acquired for development activities and that have alternative future use are capitalized and depreciated over their estimated useful lives.

4.     Contract Revenue and Cost Recognition

       The Company recognizes revenue form fixed-priced contracts on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract.
 That method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that estimates used will change in the near term.

       Cost of sales includes all direct material and labor costs and those related to contract performance, such as indirect costs related to contract performance, such as indirect labor, supplies, tools, etc. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to cost and income, which are recognized in the period in which revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions and change orders are accounted for as changes in estimates in the current period.

4.     Cash and Cash Equivalents

       For purposes of the statement of cash flows, cash equivalents include all savings accounts with original maturities of three months or less.

5.     Joint Venture Agreement

       On February 18, 1991, Alpha Solarco Inc. of Ohio entered into a joint venture agreement with Sun Power Systems Ltd. ("Sun"), a Hong Kong based trading company and Qinhuangdao Electronic Transistor Manufacturing Plant ("QHD"), a business entity operating in the Peoples Republic of China, for the formation of a Chinese joint-venture company called Qinhuangdao Alpha Solar Power Co., Ltd. (the "Chinese Joint Venture Company").

       Under the terms of the Joint Venture, QHD owns a 60% equity interest in exchange for a cash capital contribution of $2,400,000; Alpha Ohio owns a 35% equity interest in exchange for an in-kind contribution of $650,000 in the form of equipment, and $750,000 in the form of technology transfer, and Sun owns 5% equity interest in exchange for a nominal in-kind contribution of $200,000.

       Alpha Ohio's contribution involves two components. The first component of Alpha Ohio's contribution relates to a separate Technology Transfer Agreement (i.e., license) with the Chinese Joint Venture Company. Under this agreement, a $1,000,000 lump sum non-refundable advance royalty is established. Alpha Solarco, however, has contractually agreed to accept only $250,000 of this amount, with other $750,000 constituting a portion of Alpha Ohio's $1,400,000 total contribution to the Chinese Joint Venture Company.

       The Technology Transfer Agreement also provides for continuing royalties payable over a 15-year term of $.05 per watt of electrical generating capacity of products manufactured by the Chinese Joint Venture during the first year, $.03 per watt in the second year, $.02 per watt in the third year, and $.01 per watt thereafter. Continuing revenues from the Chinese Joint Venture Company are also expected to be generating through sales to it of certain key components necessary for production, as well as additional equipment and tooling for possible future expansion.

       The second component is a separate Turnkey Manufacturing Agreement under which Alpha Ohio will sell the necessary equipment to the Chinese Joint Venture Company for an aggregate selling price of $2,800,000; Alpha Ohio will accept $2,150,000 cash for this equipment, and the remaining $650,000 of the price will constitute the remaining portion of Alpha Ohio's in-kind capital contribution to the Chinese Joint Venture Company. The $2,150,000 cash purchase price is payable to Alpha Ohio (by confirmed letter of credit) as equipment is delivered.

       Under generally accepted accounting principles, the company will not be able to recognize any investment attributable to its in-kind capital contribution of $1.4 million, except for its proportionate share (35%) of its basis in the tooling and equipment transferred to the Chinese Joint Venture Company.

       At August 31, 1995, the Chinese Joint Venture was still in the construction phase. No operations have transpired and management has no definite date as to when operations will commence.

6.     Notes Payable

       Notes payable represent amounts due private investors of the Company who lent funds primarily to provide working capital to keep the companies operational and for the acquisition of AMG. The notes, which are unsecured, are repayable at various times during the next year and bear interest at rates upward to 10%.

7.     Convertible Notes

       During 1991, the Company issued fifteen-year convertible debentures, to various stockholders, in the amount of $216,700. As of August 31, 1995, these debentures, except for $5,700 has been converted to common shares. Interest on the debentures is charged at 8% and the debentures are convertible at the option of the holder, at a conversion price of $.105 per share.

8.     Uncompleted Contracts

       In January, 1994, the Company entered into a manufacturing and sales contract with "Al Fandi Establishment For Trade, Industry and Contracting" ("Al Afandi"), a Saudi Arabia Corporation. The contract calls for Alpha to provide Al Fandi a solar manufacturing facility, in accordance with the terms of the contract, for a revised purchase price of $4,273,097. Cost, estimated earnings, and billings on the contract are summarized below:

          Cost incurred                            $2,178,070
          Estimated earnings                        1,466,082
                                                    -----------
                                                    3,644,152
          Billings to date                          3,884,712
                                                    -----------
          Billings in excess of contract revenues  $  240,560

9.     Leases

       Prior to the end of fiscal 1994, the Company moved its operations to Phoenix, Arizona. In anticipation of the move, the Company entered into a one-year lease agreement expiring May 15, 1995 (renewable to May 15, 1996) for its office and operations facility. The lease, which contains an option to renew for four successive one-year terms, requires monthly rental payments of $8,437.

10.    Net Loss Per Share

       Net loss per share is based upon the weighted average shares of the Company's common stock outstanding during each year.
Securities whose conversion, exercise or other contingent issuance have the effect of decreasing the loss per share amount for the periods have been excluded from the computation.

11.    Stock Options and Warrants

       Under Alpha's Stock Option Plan, options may be granted to officers and key employees to purchase a maximum of 1,000,000
shares of Alpha's common stock.   All option prices will be at no
less than fair market value at date of grant, and options will become exercisable no earlier than one year from date of grant on such terms and conditions as the Stock Options Committee determines and will expire ten years from date of grant or earlier upon determination of the committee. No option will be transferable except on death and, except in the event of death or retirement, options may be exercised only while the optionee is in the employ of the Company. Shares subject to options which expire or are terminated will become available for future option grants under the Plan. Currently, options for 290,000 shares had been granted under the Plan to two employees, none of whom was a director of the Company, of which 190,000 remains outstanding and exercisable at May 31, 1994. Of the original options granted, 100,000 have lapsed. Shares subject to options, which expire or are terminated, will become available for future options grants under the Plan. No options have been exercised under the Plan since inception.

       As of September 1993, the Company implemented a new long
stock incentive plan ("LTSIP") for key employees.   The options
granted under the old plan were transferred to the LTSIP after May 31, 1993. At the time of the transfer, another 30,000 shares were added to the LTSIP which were transferred from the board options outside of the stock plan. Therefore, options for 220,000 shares granted under the new plan to three employees, none of whom was a director of the Company, remain outstanding and exercisable subsequent to the balance sheet date.

       Under the new Plan, there are three incentives awards. The first is stock awards. These are only granted in payment of incentives compensation that has been earned or as incentive compensation to be earned. The second is stock options and/or inventive options. Stock options will be granted to key employees as a reward or an incentive, and incentive options are granted to persons who, on the date of the grant, own 10% or more of the common stock of the Company. The third incentive award is stock appreciation rights ("SAR"). These rights allow the employee to receive from the Company cash or stock with a value in excess of the fair market value of the one share on the date of the grant of SAR.

       The value of all of the above will not be less than 100% of the fair market value on the date the award is granted, except for the incentive options which will be 110% of the fair market value. Also, all the awards are exercisable in full or in part six months after the date it is granted. Expiration dates are ten years after grant date except for stock options which is eleven years.

       In addition to the foregoing options, the  Board of
Directors of Alpha has granted options, outside the Alpha stock
option plan, to purchase shares which expire through 1996.   These
option transactions are summarized below:

                             1995                    1994
                                   Option                 Option
                       Number      Price      Number      Price
                       of Shares   Per Share  of Shares   Per Share
Outstanding at
  beginning of year   1,280,000   $.01 - .29  1,280,000   $.01-.29
Granted                    --          --         --         --
Exercised                  --          --         --         --
Canceled                   --          --         --         --
                      ---------   ----------  ---------   --------
Outstanding and
  exercisable at
  end of year         1,280,000   $.01 - .29   1,280,000  $.01-.29
                      ---------   ----------   ---------  --------


       As of August 31, 1995, the Company had outstanding approximately 70 million warrants that have been issued in connection with various notes payable. The warrants are convertible at a price of $.105 per share and expire at various times beginning in 1996.

12.    Income Taxes

       Alpha and its subsidiaries have net operating loss carryforwards approximately 11,100,000 for financial reporting purposes. Because of timing differences in reporting certain costs and expenses, Alpha and subsidiaries have federal income tax operating loss carryforwards of approximately $11,700,000 available to reduce future federal income taxes, which, unless applied, begin expiring in 1999.

       At May 31, 1995, the deferred tax assets to be recorded on the Company's financial statements as a result of the operating loss carryforwards is approximately $3,900,000. Due to the probable inability of the Company to utilize these net operating losses before they expire, a reserve against this deferred tax asset has been recorded of approximately $3,900,000.

       The financial information included herein is Unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for interim periods.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Quarter Ended August 31, 1995 as Compared to the Year ended May 31,
1995

       On August 31, 1995, on a consolidated basis, Alpha Solarco has cash and short term investments of $1,779) as compared to $2,002 as of May 31, 1995. This change was a result of reduction accounts payables during the current fiscal year. Also on August 31, 1995 Alpha Solarco has shareholders' equity of $1,067,663 and total assets of $2,344,036 as compared to shareholders' equity of $559,267 and total assets of $2,442,750 as of May 31, 1994. This is attributable to conversion of $690,000 of short-term notes payable to common stock and the loss on the Saudi contract for the quarter ended August 1995.

       Normal overhead expenses will continue to burden Alpha
Solarco and can be expected to decrease its liquidity.
Consequently, Alpha Solarco has been seeking additional capital from various sources, including the exercise of stock options and warrants, contributions to capital and arranging new debt financing.

       Capital expenditures was $0 and $96,172 for quarter ended
August 31, 1995 and year ended May 31, 1995, respectively. This decrease was due to essentially all cost for setup of the U.S.
facility related to the Al Afandi contract.

       Accounts payable were $793,857 and $680,900 as of August 31, 1995 and May 31, 1995 respectively. This increase was primarily due equipment related to the Al Afandi contract.

       Current notes payable were $211,755 and $698,823 as of August 31, 1995 and May 31, 1995, respectively. This decrease was primarily due conversion of $690,000 notes payable to common and additional loans incurred during the quarter.

Results of Operations

Quarter Ended August 31, 1995 as Compared to the Quarter Ended
August 31, 1994

       For the quarter ended August 31, 1995, Alpha Solarco recognized revenue of $297,612 which is result of net sales and other income. In the quarter the Al Afandi contract recognized approximately $233,000. Alpha Solarco experienced a net loss of ($181,637) (or $.00 per share) compared to a net gain for the same period one year earlier of $368,043 (or $.00 per share), due to primarily as a result of work completed on the Saudi Contract.

       The total consolidated costs and expenses for the quarter ended August 31, 1995 were $479,294 compared to $747,908 for the same period one year earlier. The change in cost and expenses is due to cost of sales related to the Al Afandi contract and consolidation of operations in Phoenix, Arizona.

                        SIGNATURES

       Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       ALPHA SOLARCO INC.


Date:  9/11/95                         /s/ Edward C. Schmidt
                                       Edward C. Schmidt, President



Date:  9/11/95                         /s/ Edward C. Schmidt
                                       Edward C. Schmidt, Treasurer