Form 10QSB
period 1995-11-30
ALPHA SOLARCO INC
filed 1996-01-16
CIK 312257

SECURITY AND EXCHANGE COMMISSION

                  Washington. D. C. 20549

                       FORM 10-Q SB

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended November 30, 1995  Commission File No. D-9376


                        ALPHA SOLARCO INC.
       (Exact name of registrant as specified in its charter)


    Colorado                                   31-0944136
State or other jurisdiction of              (I.R.S. Employer
incorporation or organization               Identification No.)


    510 East University Drive, Phoenix, Arizona        85004
(Address of principal executive offices)             (Zip Code)



Registrant's telephone number, including area code: (602)252-3055

Indicate by check mark whether the registrant (1) has filed all reports required to be filed in Section 13 or 15(d) of the Security Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes__x___    No_____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                       Number of Shares
         Class                                     Outstanding as of 11/30/95

  No Par Value Common Stock              1,910,788

                     ALPHA SOLARCO, INC.

The financial information included herein is Unaudited; however such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for interim periods.
          ALPHA SOLARCO INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED BALANCE SHEET

                      (Unaudited)

           November 30, 1995 and May 31, 1995

                                 November 30,
                                    1995           May 31,
                                  (Unaudited)        1995       (A)


ASSETS
  Cash and Cash equivalents            $266          $2,002
  Accounts receivable:
    Trade                            566,812         467,992
    Employees                          2,600             650
  Prepaid expenses                      368              104
                                     ---------       ---------
        Total current assets          570,046        470,748

Property and equipment, at cost:
  Land                                169,750         169,750
  Machinery and equipment           2,472,050       2,492,050
  Furniture and fixtures              94,098           94,098
  Leasehold improvements              27,894           32,093
  Buildings                           420,398         420,398
  Computer equipment                   20,056           18,724
  Construction in progress             1,829             1,828
                                     ---------         ---------
                                     3,206,075        3,228,941
   Less accumulated depreciation     1,554,473        1,399,183
                                     ---------        ---------
                                      1,651,602      1,829,758

Note receivable - officer              40,000           40,000
Patent rights and
 organization costs                      414                414
Investment in Chinese
 Joint Venture                          89,670           89,670
Proprietary solar energy
 technology, research and
 development, and other
 intangible assets                            1               1
Other assets                            20,020           12,159
                                       --------         ---------
                                         150,105         142,244
                                       ---------         ---------
                                       $2,371,753       $2,442,750
                                       ==========       ==========

    (A) The May 31, 1995 condensed amounts are from the Company's audited financial statements.

      See accompanying notes.

             ALPHA SOLARCO INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEET
                       (Unaudited)

             November 30, 1995 and May 31, 1995
                       (Continued)

                                 November 30,
                                    1995           May 31,
                                  (Unaudited)        1995       (A)


LIABILITIES AND STOCKHOLDERS'
 EQUITY
Current liabilities:
  Notes payable                         $337,155       $698,823
  Current maturity of
   long-term debt                        10,546
  Accounts payable                       638,852        680,900
  Accrued liabilities                          0         24,500
  Billings in excess of revenue           65,767        473,560
                                        ---------      ---------
    Total current liabilities           1,052,320     1,877,783


Long-term debt, less current
 maturities                               57,117              0

Convertible notes                                         5,700

Stockholders' equity:
 Common stock, without par
  value 200,000,000 authorized;
  1,910,788 shares outstanding          14,235,421      13,384,710
  Less shares held in treasury            (376,235)
                                         ---------     -----------
                                         13,859,186     13,384,710

  Accumulated deficit                    (12,596,870)   (12,825,443)
                                         ------------   ------------
    Total stockholders' equity            1,262,316         559,267
                                         ------------    -------------
                                         $2,371,753      $2,442,750
                                          ===========    ============

    (A) The May 31, 1995 condensed amounts are from the Company's audited financial statements.

      See accompanying notes.


             ALPHA SOLARCO INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                            (Unaudited)


                                                 Six Months ended
                                                    November 30
                                             ---------------------------
                                              1995             1994

Revenues:
  Net Sales                               $949,066      $1,918,778
  Interest                                      12           1,820
  Other                                     45,837          31,468
                                         ----------      ----------
                                           994,915        1,952,066

Costs and expenses:
  Cost of Sales                            463,713        1,211,018
  General and administrative               299,674          586,345
  Advertising and promotion                    653           87,958
  Research and development                       0           12,542
  Interest                                   2,302
  Consulting services                            0           75,963
                                            --------        --------
                                            766,342        1,973,826
                                            --------       ---------
Net gain (loss)                            $228,573        ($21,760)
                                            ========       =========
Net gain (loss) per share                  $0.12            ($0.02)
                                            ========       =========

      See accompanying notes.


             ALPHA SOLARCO INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        (Unaudited)

                                                          Quarter ended
                                                           November 30,
                                                       --------------------
                                                        1995          1994

Revenues:
  Net Sales                                            $660,933    $831,256
  Interest                                                    0         410
  Other                                                  36,370       4,449
                                                       ---------     ----------
                                                        697,303      836,115

Costs and expenses:
  Cost of Sales                                         170,042      851,896
  General and administrative                            115,566      276,081
  Advertising and promotion                                 653        63,614
  Research and development                                    0             0
  Interest                                                  832             0
  Consulting services                                         0        34,327
                                                        --------   ----------
                                                         287,093    1,225,918
                                                         --------   ----------
Net gain (loss)                                         $410,210    ($389,803)
                                                         ========   ==========
Net gain (loss) per share                                $0.21         ($0.39)
                                                         ========   ==========

      See accompanying notes.


              ALPHA SOLARCO INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)

                                                         Six Months ended
                                                           November 30
                                                  ---------------------------
                                                     1995             1994

Cash flows from operating
 activities:
  Net gain ( loss)                                  $228,573       ($21,760)

  Adjustments to reconcile net gain
   (loss) to net cash used in
    operating activities:
    Depreciation and amortization                    179,488        163,270
    Loss on sale of equipment                              0              0
    Elimination of convertible notes                  (5,700)

 Decrease (increase) in:
    Accounts receivable                               (100,770)     212,147
    Inventory                                                       110,203
    Prepaid expenses                                      (264)     (23,337)
    Other assets                                        (7,861)     (51,549)

  Increase (decrease) in:
    Accounts payable                                  (42,048)    (360,096)
    Accrued liabilities                               (24,500)        5,398
    Billings in excess of revenues                    (407,793)   (294,597)
                                                     ---------    ---------
Net cash used in operating activities                 (180,875)   (260,321)

Cash flows from investing activities:
  Capital expenditures                                 (1,332)      64,332
  Proceeds from sale of equipment                          0         1,500
                                                      ---------    ---------
Net cash provided (used by
 investing activities                                   (1,332)     65,832

Cash flow from financing activities:
  Net proceeds from issuance of common
  stock, stock options and warrants                    850,711           0
  Purchase of stock from shareholders                 (376,235)
  Proceeds from notes payable and
  long-term debt                                        67,663           0
  Repayment of notes payable and
  long-term debt                                      (361,668)          0
                                                       ---------     --------
Net cash provided by financing
 activities                                            180,471           0
                                                       ---------     --------
Net change in cash and  cash equivalents               (1,736)       (194,489)

Cash  and cash equivalents:
  Beginning of period                                   2,002         327,671
                                                       ---------     --------
  End of period                                         $266          $133,182
                                                       =========     ========


During the six months ended November 30, 1995, the Company converted $690,000 of short-term notes payable for common stock.

      See accompanying notes.

                    ALPHA SOLARCO INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited)


1.    Principles of consolidation

The consolidated financial statements include the accounts of Alpha, its wholly-owned subsidiaries, Alpha Solarco Inc. of Ohio ("Alpha of Ohio"), Alpha Manufacturing Group, Inc.("AMG"), Solectric Corporation (Solectric"), and MSEPG Solar Power Corporation ("Solar Corporation"). Intercompany accounts and transactions have been eliminated.

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

4.     Contract Revenue and Cost Recognition

The Company recognizes revenue from fixed-priced contracts on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. That method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that estimates used will change in the near term.

Cost of sales includes all direct material and labor costs and those related to contract performance, such as indirect costs related to contract performance, such as indirect labor, supplies, tools, etc. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability nay result in revisions to cost, and income, which are recognized in the period in which revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions and change orders are accounted for as changes in estimates in the current period.

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

Under the terms of the Joint Venture, QHD owns a 60% equity interest in exchange for a cash capital contribution of $2,400,000; Alpha Ohio owns a 35% equity interest in exchange for an in-kind contribution of $650,000 in the form of equipment, and $750,000 in the form of technology transfer, and Sun owns 5% equity interest in exchange for a nominal in kind contribution of $200,000.

Alpha Ohio's contribution involves two components. The first component of Alpha Ohio's contribution relates to a separate Technology Transfer Agreement (i.e., license) with the Chinese Joint venture Company. Under this agreement, a $1,000,000 lump sum non-refundable advance royalty is established. Alpha Solarco, however, has contractually agreed to accept on $250,000 of this amount, with other $750,000 constituting a portion of Alpha Ohio's $1,400,000 total contribution to the Chinese Joint Venture Company.

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

At November 30, 1995, the Chinese Joint Venture had not yet commenced operations, and management has no definite date as to when operations will commence.

6.     Notes Payable

Notes payable represent amounts due private investors of the Company who lent funds primarily to provide working capital to keep the companies operational and for the acquisition of AMG. The notes, which are unsecured, are repayable at various times during the next year and bear interest at rates upward to 10%.

7.     Uncompleted Contracts

In January, 1994, the Company entered into a manufacturing and sales contract with "Al Fandi Establishment For Trade, Industry, and Contracting" ("Al Afandi"), a Saudi Arabia Corporation. The contract calls for Alpha to provide to Al Fandi a solar manufacturing facility, in accordance with the terms of the contract, for a revised purchase price of $4,662,347. Cost, estimated earnings, and billings on the contract are summarized below:

            Cost incurred              $2,440,172
            Estimated earnings          1,864,913
                                       __________
                                         4,305,085
            Billings to date             4,370,842
            Billings in excess of
              contract revenues        $ 65,767
                                       =========

8.     Leases

Prior to the end of fiscal 1994, the Company moved its operations to Phoenix, Arizona. In anticipation of the move, the Company entered into a one-year lease agreement expiring May 15, 1995 (renewable to May 15,1996) for its office and operations facility. The lease, which contains an option to renew for four successive one-year terms, requires monthly rental payments of $8,437.

9.     Net Income (Loss) Per Share

At its annual meeting on November 15, 1995, Alpha's shareholders approved a 1:100 reverse stock split. Net loss per share is based upon the weighted average shares of the Company's common stock outstanding during each year, after giving effect to the reverse stock split. Securities whose conversion, exercise or other contingent issuance have the effect of decreasing the loss per share amount for the periods have been excluded from the computation.

10.     Warrants Exercised
During the quarter ended November 30, 1995, holders of warrants to purchase 837,588 shares (adjusted to reflect the reverse stock split mentioned above) contracted to exercise such warrants.
The warrants will be exercised and the stock will be issued in January 1996.

 Shares outstanding at May 31, 1995               109,146,060
 Warrants exercised                                86,701,510
 Purchase of stock from shareholders              ( 2,942,756)

 Less shares retained upon the default
  of pledged State Machine note                   ( 1,858,418 )
                                                  -------------
        Total shares outstanding                  191,046,396
                                                  -------------
 Shareholder approved stock reversal 1:100          1,910,464
 Shares increased due to rounding                         324
                                                  -------------
 Shares outstanding at November 30, 1995            1,910,788


ALPHA SOLARCO INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Quarter Ended November 30, 1995 as Compared to the Year ended May
31, 1995.

On November 30, 1995, on a consolidated basis, Alpha Solarco has cash and short term investments of $266 as compared to $2,002 as of May 31, 1995. This change was a result of reduction accounts payables during the current fiscal year. Also on November 30, 1995 Alpha Solarco has shareholders' equity of $1,262,316 and total assets of $2,371,753 as compared to shareholders' equity of $559,267 and total assets of $2,442,750 as of May 31, 1995. This is primarily attributable to profits recognized on the Saudi contract for the quarter ended during the six months ended November 30, 1995.

Normal overhead expenses will continue to burden Alpha Solarco and can be expected to decrease its liquidity. Consequently, Alpha Solarco has been seeking additional capital from various sources, including the exercise of stock options and warrants, contributions to capital and arranging new debt financing.

Accounts payable were $638,852 and $680,900 as of November 30, 1995 and May 31, 1995, respectively. This change was not unusual in the ordinary course of business.

Current notes payable were $337,155 and $698,823 as of November 30, 1995 and May 31, 1995, respectively. This decrease was primarily due to conversion of $690,000 in notes payable to common stock, partially offset by additional loans incurred during the quarter.


RESULTS OF OPERATIONS

Quarter Ended November 30, 1995 as Compared to the Quarter Ended
November 30, 1994.

For the quarter ended November 30, 1995, Alpha Solarco recognized revenue of $697,303 which is a result of net sales and other income. In the quarter the Al Afandi contract recognized approximately $661,000. Alpha Solarco experienced a net gain of $410,210 or $.21 per share compared to a net loss for the same period one year earlier of ($389,803) (or $.36 per share), due primarily as a result of work completed on the Saudi Contract.

The total consolidated costs and expenses for the quarter ended November 30, 1995 were $287,093 compared to $1,225,918 for the same period one year earlier. The change in cost and expenses is due to costs incurred on trips for the Chinese joint venture and costs incurred at Alpha Manufacturing Group.


                          ALPHA SOLARCO, INC.
                             SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      ALPHA SOLARCO INC.

Date:  1/15/95                         /s/ Edward C. Schmidt
                                                 Edward C. Schmidt, President



Date:  1/15/95                           /s/ Edward C. Schmidt
                                                  Edward C. Schmidt, Treasurer