Form 10QSB/A
period 1995-08-31
ALPHA SOLARCO INC
filed 1996-03-12
CIK 312257

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                          FORM 10-Q SB/A

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

                                    Number of Shares
  Class                             Outstanding as of 8/31/95
_____________                       _________________________
No Par Value Common Stock           109,146,060

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
  Common stock, without
   par value 200,000,000
   authorized and
   109,146,060 shares
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

                           See accompany notes.

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

ITEM 3.  AMENDMENT TO NUMBER OF SHARES OUTSTANDING

The number of shares outstanding as of August 31,1995 is amended to
109,146,060

                        SIGNATURES

       Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       ALPHA SOLARCO INC.


Date:  3/11/96                         /s/ Edward C. Schmidt
                                       Edward C. Schmidt, President



Date:  3/11/96                         /s/ Edward C. Schmidt
                                       Edward C. Schmidt, Treasurer