Form 10QSB
period 1996-02-29
ALPHA SOLARCO INC
filed 1996-04-11
CIK 312257

SECURITIES AND EXCHANGE COMMISSION

                       Washington. D. C. 20549

                           FORM 10-Q SB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended February 29, 1996  Commission File No. D-9376

                            ALPHA SOLARCO INC.
           (Exact name of registrant as specified in its charter)


            Colorado                           31-0944136
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization          Identification No.)


510 East University Drive, Phoenix, Arizona       85004
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

     Yes x     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


Number of Shares
                  Class            Outstanding as of 02/29/96
     No Par Value Common Stock             2,549,584

                  ALPHA SOLARCO INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEET
                             (Unaudited)

                   February 29, 1996 and May 31, 1995

                                           February 29,
                                              1996             May 31,
                                           (Unaudited)          1995   (A)
ASSETS
 Cash and Cash equivalents               $   14,025        $    2,002
 Accounts receivable:
  Trade                                     778,767           467,992
  Employees                                   2,600               650
 Prepaid expenses                               368               104
                                        --------------    --------------
   Total current assets                     795,760           470,748


Property and equipment, at cost:
 Land                                       169,750           169,750
 Machinery and equipment                  2,472,050         2,492,050
 Furniture and fixtures                      94,098            94,098
 Leasehold improvements                      27,894            32,093
 Buildings                                  420,398           420,398
 Computer equipment                          20,056            18,724
 Construction in progress                     1,829             1,828
                                       --------------    --------------
                                          3,206,075         3,228,941
  Less accumulated depreciation           1,638,619         1,399,183
                                       --------------    -------------
                                          1,567,456         1,829,758

Note receivable - officer                    36,000            40,000
Patent rights and organization costs            414               414
Investment in Chinese Joint Venture          89,670            89,670
Proprietary solar energy technology,
 research and development, and other
 intangible assets                                1                 1
    Other assets                             20,307            12,159
                                      --------------    --------------
                                            146,392           142,244
                                      --------------    --------------
                                         $2,509,608        $2,442,750
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

                         ALPHA SOLARCO INC. AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED BALANCE SHEET
                                    (Unaudited)

                          February 29, 1996 and May 31, 1995
                                  (Continued)

                                                February 29,
                                                    1996             May 31,
                                                 (Unaudited)          1995   (A)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable                                  $   348,155    $    698,823
 Current maturity of long-term debt                  10,546
 Accounts payable                                   666,190         680,900
 Accrued liabilities                                 43,295          24,500
 Billings in excess of revenue                      145,577         473,560
                                               --------------  --------------
   Total current liabilities                       1,213,763      1,877,783


Long-term debt, less current maturities               52,627

Convertible notes                                                     5,700

Stockholders' equity:
 Common stock, without par value 200,000,000
 authorized; 2,549,584 and1,091,461
 shares  outstanding                              14,017,586     13,384,710
Accumulated deficit                              (12,774,368)   (12,825,443)
                                               --------------    --------------
 Total stockholders' equity                        1,243,218        559,267
                                               --------------    --------------
                                                $  2,509,608   $  2,442,750
                                                   ==========    ==========

          (A) The May 31, 1995 condensed amounts are from the Company's audited financial statements.

                                See accompanying notes.




                  ALPHA SOLARCO INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)

                                                       Nine Months ended
                                                 February 29,      February 28,
                                                    1996              1995

Revenues:
 Net Sales                                       $1,082,901        $2,194,170
 Interest                                                12             1,820
 Other                                               53,179            46,577
                                             --------------    --------------
                                                  1,136,092         2,242,567

Costs and expenses:
 Cost of Sales                                      603,175         1,577,727
 General and administrative                         475,723           939,063
 Advertising and promotion                              832            87,958
 Research and development                                              12,542
 Interest                                             5,287
 Consulting services                                                   98,107
                                              --------------    --------------
                                                  1,085,017         2,715,397
                                              --------------    --------------
Net gain (loss)                                  $   51,075        $ (472,830)
                                                 ==========        ==========
Net gain (loss) per share                        $     0.04        $    (0.48)
                                                 ==========        ==========

                                See accompanying notes.




                         ALPHA SOLARCO INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (Unaudited)
                                                      Nine Months ended
                                                 February 29,      February 28,
                                                     1996              1995
Cash flows from operating activities:
 Net gain ( loss)                                $   51,075         ($472,830)

 Adjustments to reconcile net gain (loss) to net
  cash used in operating activities:
  Depreciation and amortization                     263,634           244,905
  Loss on sale of equipment
  Elimination of convertible notes                   (5,700)

 Decrease (increase) in:
  Accounts receivable                              (312,725)          212,147
  Inventory                                                          (271,731)
  Revenues in excess of billings                                      157,710
  Prepaid expenses                                     (264)          (23,337)
  Other assets                                       (4,148)         (230,854)

 Increase (decrease) in:
  Accounts payable                                  (14,710)         (365,364)
  Accrued liabilities                                18,795          (183,588)
  Billings in excess of revenues                   (327,983)
                                              --------------    --------------
Net cash used in operating activities              (332,026)         (932,942)

Cash flows from investing activities:
 Capital expenditures                                (1,332)           81,889
 Proceeds from sale of equipment                                        1,500
                                              --------------    --------------
Net cash provided (used by) investing activitie      (1,332)           83,389

 Cash flow from financing activities:
  Net proceeds from issuance of common stock,     1,009,111
  Purchase of stock from shareholders              (376,235)
  Proceeds from notes payable and long-term debt     67,663           573,823
  Repayment of notes payable and long-term debt    (355,158)
                                               --------------    --------------
Net cash provided by financing activities           345,381           573,823
                                               --------------    -------------
Net change in cash and cash equivalents              12,023          (275,730)

Cash  and cash equivalents:
 Beginning of period                                  2,002           327,671
                                              --------------    -------------
 End of period                                   $   14,025        $   51,941
                                                  =========         =========

                                See accompanying notes.

                     ALPHA SOLARCO INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                         Quarter ended
                                                February 29,      February 28,
                                                    1996              1995

Revenues:
 Net Sales                                     $ 133,835          $ 275,392
 Interest
 Other                                             7,342             15,109
                                            --------------    -------------
                                                 141,177            290,501

Costs and expenses:
 Cost of Sales                                   139,462            366,709
 General and administrative                      176,049            352,718
 Advertising and promotion                           179
 Research and development
 Interest                                          2,985
 Consulting services                                                 22,144
                                             --------------    -------------
                                                 318,675            741,571
                                             --------------    -------------
Net gain (loss)                                $(177,498)        $(451,070)
                                               ==========         =========
Net gain (loss) per share                      $   (0.10)        $   (0.46)
                                               ==========        ==========

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

               Cost incurred        $2,483,429
               Estimated earnings    1,955,491
                                     4,438,920
               Billings to date      4,584,497
               Billings in excess
               of contract revenues $  145,577

8.  Leases

Prior to the end of fiscal 1994, the Company moved its operations to Phoenix, Arizona. In anticipation of the move, the Company entered into a one-year lease agreement expiring May 15, 1995 (extended to May 15,1996) for its office and operations facility. The lease, which contains an option to renew for four successive one-year terms, requires monthly rental payments of $8,437.

9.   Net Gain (Loss) Per Share

At its annual meeting on November 15, 1995, Alpha's shareholders approved a 1:100 reverse stock split. Net gain (loss) per share is based upon the weighted average shares of the Company's common stock outstanding during each year, after giving effect to the reverse stock split. Securities whose conversion, exercise or other contingent issuance have the effect of decreasing the loss per share amount for the periods have been excluded from the computation.

10.   Common Stock

During the three quarters ended February 29, 1996 changes in the
number of shares      outstanding were as follows:


Shares outstanding at May 31, 1995         109,146,060
Warrants exercised                          86,701,510
Purchase of stock from shareholders         (2,942,756)
Less shares retained upon the default
   of pledged State Machine note            (1,858,418)
                                           -----------
Shares outstanding before reverse
   stock split                             191,046,396
                                           ===========

Shares outstanding after 1:100 reverse
 stock spilt prior to rounding               1,910,464
Additional shares issued due to rounding           324
                                           -----------
Shares outstanding after 1:100 reverse
 stock split                                 1,910,788
Warrants exercised                              88,796
Shares issued though overseas
 private placement                             550,000
                                             ---------
Shares outstanding at February 29, 1996      2,549,584

                        ALPHA SOLARCO INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Quarter Ended February 29, 1996 as Compared to the Year ended May
31, 1995.

On February 29, 1996, on a consolidated basis, Alpha Solarco has cash and short term investments of $14,025 as compared to $2,002 as of May 31, 1995. This change was a result of reduction accounts payables during the current fiscal year. Also on February 29, 1996 Alpha Solarco has shareholders' equity of $1,243,218 and total assets of $2,509,608 as compared to shareholders' equity of $559,267 and total assets of $2,442,750 as of May 31, 1995. This is primarily attributable to profits recognized on the Saudi contract and additional equity capital raised during the nine months ended February 29, 1996.

Normal overhead expenses will continue to burden Alpha Solarco and can be expected to decrease its liquidity. Consequently, Alpha Solarco has been seeking additional capital from various sources, including the exercise of stock options and warrants, contributions to capital and arranging new debt financing.

Accounts payable were $666,190 and $680,900 as of February 29, 1996 and May 31, 1995, respectively. This change was not unusual in the ordinary course of business.

Current notes payable were $348,155 and $698,823 as of February 29, 1996 and May 31, 1995, respectively. This decrease was primarily due to conversion of $690,000 in notes payable to common stock, partially offset by additional loans incurred.


RESULTS OF OPERATIONS

Quarter Ended February 29, 1996 as Compared to the Quarter Ended
February 28, 1995.

For the quarter ended February 29, 1996, Alpha Solarco recognized revenue of $141,177 which is a result of net sales and other income. In the quarter the Al Afandi contract recognized approximately $134,000. Alpha Solarco experienced a net loss of $177,498 or $.10 per share compared to a net loss for the same period one year earlier of $451,070 or $.05 per share, due primarily to work completed on the Saudi contract and reduced overhead spending.

The total consolidated costs and expenses for the quarter ended February 29, 1996 were $318,675 compared to $741,571 for the same period one year earlier. The change in cost and expenses is due to reduced overhead spending and reduced expenditures on the Saudi contract as it nears completion.

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


                                ALPHA SOLARCO INC.



Date: April 10, 1996           /s/ Edward C. Schmidt
                               Edward C. Schmidt, President



Date: April 10, 1996           /s/ Edward C. Schmidt
                               Edward C. Schmidt, Treasurer