Form 10KSB
period 1996-05-31
ALPHA SOLARCO INC
filed 1996-09-13
CIK 312257

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-KSB
                      _____________________

          Annual Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934
                       ____________________

             For the Fiscal Year Ended May 31, 1996

                     Commission File No. 0-9376
                       ____________________

                       ALPHA SOLARCO INC.
         (Exact name of registrant as specified in its charter)

         Colorado                             31-0944136
     (State of Incorporation)  (I.R.S. Employer Identification No.)


               510 East University Drive
                   Phoenix, Arizona                  85004
       (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code: (602) 252-3055
                         ____________________

Securities registered pursuant to Section 12(b) of the Act:

                              None

Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, without par value
                          ____________________

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days:

                  Yes    X            No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B (Section 228.405 of this Chapter) is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ].


The registrant's revenues as of May 31, 1996 were $1,035,242.

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of May 31, 1996 was $12,019,079.00.

The outstanding voting securities of the registrant at the close of business on May 31, 1996 were 2,550,048 shares of Common Stock without par value. This amount does not include 150,000 shares transferred to CyberAmerica Corporation on July 2, 1996 for a transaction consummated May 15, 1996.


                DOCUMENTS INCORPORATED BY REFERENCE


The following documents are hereby incorporated by reference herein and the parts of this Form 10-KSB into which the document is incorporated are shown beside the respective documents:

                Document                            Part

A.  Registration Statement on Form           Part III, Item 13
S-4 (SEC File No. 33-37554),
filed October 31, 1990

B.  Form 10-KSB for the year                 Part III, Item 13
ended May 31, 1995

C.  Form 10-K for the year ended             Part III, Item 13
May 31, 1994

D.  Form 10-K for the year ended             Part III, Item 13
May 31, 1993

E.  Form 10-K for the year ended             Part III, Item 13
May 31, 1992

F.  Form 10-K for the year ended             Part III, Item 13
May 31, 1991

G.  Form 10-K for the year ended             Part III, Item 13
May 31, 1990


                               PART I

Item 1.  Business

General

Alpha Solarco Inc. ("Alpha Solarco" or the "Company") was originally incorporated as an Ohio corporation in 1978 and was reincorporated as a Colorado corporation in 1979. In 1980, Alpha Solarco transferred substantially all of its assets to Alpha Solarco Inc. of Ohio, an Ohio corporation, in exchange for 100% of the stock of such corporation which now serves as Alpha Solarco's wholly-owned operating subsidiary. Unless otherwise noted, references to Alpha Solarco include Alpha Solarco Inc. of Ohio.

Alpha Solarco has historically been engaged in the development, manufacture and sale of solar energy products and technology, although to date sales of its products have been minimal. Solar energy technologies can be divided into those based upon thermal applications of solar energy ("solar thermal") and those based upon photovoltaic applications of solar energy. Solar thermal technologies involve the generation of heat through the exposure of solar thermal devices to sunlight. Photovoltaic applications of solar energy involve the generation of electricity through the exposure of photovoltaic cells to sunlight. Alpha Solarco's present business activity is directed at the development and commercialization of a utility-scale photovoltaic electrical power generator.

From its inception through the year ended May 31, 1984 Alpha Solarco devoted limited resources to research and development related to photovoltaic solar cell technology and related marketable products, and in fact determined that the development of such technology and products was beyond its financial capacity. For this reason, in 1984 Alpha Solarco activated Solectric Corporation ("Solectric"), which until then had been a dormant subsidiary, to separately develop photovoltaic technologies and related products. Following the completion of the initial public offering of Solectric's Common Stock in 1984, Alpha Solarco transferred its photovoltaic technologies to Solectric. Solectric and Alpha Solarco then jointly formed MSEPG Solar Power Corporation, a joint venture company ("Solar Corporation") to develop the solar electric generator, which utilizes aspects of Alpha Solarco's solar concentrating and tracking technologies and of Solectric's photovoltaic technologies. At the time, it was expected that Alpha Solarco would continue to separately pursue other solar thermal business opportunities, and that Solectric would separately pursue other photovoltaic business opportunities. However, from 1985 onward, the two companies began to concentrate their efforts on production of the solar electric generator with a consequent decline in Alpha Solarco's efforts to produce and market its historical solar thermal products.

On October 8, 1990, the Board of Directors of Solectric approved a Plan and Agreement of Merger (the "Merger Agreement"), whereby Solectric would be merged into SOLACQ, Inc., a Colorado corporation and a wholly-owned subsidiary of Alpha Solarco formed for the purpose of consummating the merger. Pursuant to the terms of the Merger Agreement each outstanding share of Solectric Common Stock would be converted into one share of Alpha Solarco Common Stock.
The directors of Alpha Solarco and Solectric approved the merger as being in the best interests of the shareholders of both companies for several reasons. Namely, Alpha Solarco's entire business efforts were directed to the commercialization of the solar electric generator through Solar Corporation, as were Solectric's; Alpha Solarco, which itself was in need of substantial additional capital, had in recent years been Solectric's only source of capital; and the costs of operating two separate, publicly traded corporations, as well as Solar Corporation, was a significant drain of resources from the pursuit of a single business opportunity, the development and commercialization of the solar electric generator. The merger was approved by the shareholders of Solectric on August 27, 1992 and became effective on August 28, 1992. As a consequence of the merger, Solar Corporation is no longer relevant as a separate operating entity.

Business

Photovoltaic Applications. As indicated above, from its inception Alpha Solarco devoted limited amounts of its resources to photovoltaic solar energy research, but it was able to obtain certain patents in this field and generally to accumulate a body of technological data in this field. However, Alpha Solarco lacked the financial resources necessary to develop both marketable photovoltaic products and a line of solar thermal products. Because of Alpha Solarco's orientation toward solar thermal products at that time, management concluded that maximum benefits could be achieved in the further development and commercial exploitation of its photovoltaic technology through the formation of a separate firm devoted solely to endeavors in the direct electric generating field. Accordingly, Solectric was activated in 1984.

On May 30, 1984 Solectric completed the public offering of 11,058,778 of its shares of Common Stock resulting in net proceeds of $2,303,490. Solectric then purchased Alpha Solarco's proprietary photovoltaic technology for $724,500 cash and the assumption of $50,000 of Alpha Solarco's $100,000 note payable to a bank and the assumption of $225,500 of Alpha Solarco's $451,000 of notes payable to unaffiliated private investors. The purchase price for such technology was not objectively determined, but was set by management of Alpha Solarco based upon its judgment as to the value of the technology. It is impossible to determine whether or not the purchase price was or was not on terms similar to those obtainable in an unaffiliated third party transaction.

None of Alpha Solarco's historical product line was transferred to Solectric. Although the technology transferred to Solectric did not comprise a substantial portion of Alpha Solarco's assets, it did have significant value in management's opinion. However, since the technology consists of patents, trade secrets, proprietary information, etc., as opposed to tangible assets, its book value under generally accepted accounting principles, which specify that all assets be carried at their original cost, was nominal (i.e., $1.00 plus the actual cost of obtaining patents).

Solectric originally intended to direct its activities to a number of activities other than the solar electric generator, such as the manufacture of photovoltaic receivers, the development of new concentrator cells, the development of a ribbon method of production of silicon photovoltaic cells, and the development of non-silicon photovoltaic or thermionic cells. However, due to general economic conditions in the overall energy industry and Solectric's lack of capital resources, it was unable to pursue these plans and instead concentrated on the solar electric generator, as did Alpha Solarco.

Solar Corporation. On July 27, 1984, Alpha Solarco and Solectric organized Solar Corporation as a joint venture to develop a solar electric energy system based upon the solar electric generator. During fiscal 1985 both companies began to concentrate their resources on the production, through Solar Corporation, of a prototype solar electric generator, and such concentration continued through fiscal 1995.

Products. The primary model utilizes refractive optics (lenses) with a high concentration point-focus silicon cell for direct conversion from sunlight to electricity. Twenty-four silicon cells, coupled to three thin plastic sheets containing twenty-four fresnel lenses (made by cutting concentric circles with varying angular facets) form a module with a projected power output of approximately 150 watts. The solar electric generator unit is designed to contain 100 modules, and to be approximately 45 feet wide and 45 feet high, with an active working area of 1,600 square feet. A production equipment and assembly process program produced a Proof-of-Concept Demonstration Unit of this size located in Pahrump, Nevada.

The solar electric generator Demonstration Unit is regulated by the Federal Energy Regulatory Commission and by state electric utilities laws. The Demonstration Unit has received the status of a Qualifying Facility under the Public Utilities Regulatory Policies Act of 1978 ("PURPA") and the regulations promulgated thereunder as a Small Power Production Facility. Such qualification permits the Demonstration Unit to be exempt from the Public Utility Holding Company Act and certain state laws and regulations.

In general, the federal regulatory environment for qualifying renewable energy facilities has been favorable. PURPA requires public utilities to purchase electric power generated by Small Power Production Facilities. However, even with the successful implementation of PURPA, impediments exist to marketing efforts in the form of resistance by public utilities to comply with this requirement. In the area of state regulation, the restrictions placed on the utility costs that can be passed on to consumers inhibits development of solar electric power production. Specifically, state regulations prohibit utilities from passing capital costs for energy development to consumers, although fuel and maintenance costs are routinely permitted to be passed directly through to the consumer. Since solar energy systems require significant capital investment and incur virtually no fuel or maintenance costs, the nature of the state regulatory system works against investment by public utilities in solar electric power generators. Alpha Solarco's president is participating in an effort to develop a national photovoltaic strategy for utilities; however, there can be no assurance that the regulatory scheme will be changed to make the state regulatory environment more favorable to producers of solar electric power or that if the regulations are modified Alpha Solarco will be able to qualify for favorable treatment under the revised regulations.

The solar electric generator has been engineered as a modular unit so as to permit installations of varying sizes and capabilities, as well as ranges of application. In single unit use, the solar electric generator may also serve as a solar energy device which is capable of replacing small (around 50 kilowatt hours per day) diesel generators. In addition, installations consisting of one or more units may provide power to remote regions where other sources of energy may not be available. Although the solar electric generator has been engineered as a modular unit it is more economical to install utility scale systems rather than single or small groups of units. There can be no assurance that U. S. utilities will purchase any large scale photovoltaic systems or that Alpha Solarco can install systems at the required cost.

At present, the solar electric generator is available for sale, although actual units will be produced only when a firm order is received.

Patents. In 1979 Alpha Solarco filed eleven patent applications relating to certain aspects of its proprietary solar energy products. An additional application was filed in 1980. Based upon these applications, a total of eleven patents were issued by the United States Patent Office. Of such patents, two are related to low cost photovoltaic solar cell manufacturing methods and the design of a central receiver for photovoltaic cells and were assigned to Solectric. The other nine patents related to certain proprietary rights relative to solar energy receivers, collectors and reflectors.

The solar electric generator incorporates one patent granted to Alpha Solarco with respect to a solar tracking device. Alpha Solarco considers only one of its patents, granted with respect to a solar tracking device, to be crucial to its future success. The duration of patents by law is seventeen years; however, because the solar energy industry is one of rapidly expanding technology, Alpha Solarco does not believe its solar tracking device patent will necessarily remain materially important to Alpha Solarco's business for the full term thereof.

Alpha Solarco plans to combine its solar tracking device technology with a control system developed by Sandia National Laboratories. Alpha Solarco has obtained a license of the system from Sandia National Laboratories. In addition, the solar electric generator utilizes a proprietary system to align the concentrator cell to the center of the primary lens. This system has been evaluated for patentability and a patent will be filed when sufficient funds are available to proceed with the patent process. Finally, a new drive mechanism will be considered for patentability after performance tests are completed by the Electric Power Research Institute and/or Sandia National Laboratories.

It is contemplated that certain other components of the solar electric generator and its various configurations and applications may be patentable and it is anticipated that the solar electric generator will also incorporate proprietary trade secrets and related know-how which Alpha Solarco may license, sell or otherwise exploit in exchange for royalties. Alpha Solarco will do whatever it deems necessary to assure the confidentiality and maintain the secrecy of the design of the solar electric generator. Currently, patent documentation safeguards are used by the engineering and research staff; however the solar electric generator as a concept is public knowledge and cannot be patented. Other equipment and assembly techniques will remain trade secrets of Alpha Solarco. While Alpha Solarco may apply for a patent for the MSEPG system, there can be no assurance that a patent will be issued.
Furthermore, there can be no assurance that if challenged, the validity of issued patents relating to components of the solar electric generator will be upheld.

Seasonality. Alpha Solarco does not believe that its business is seasonal in nature. However, operating efficiencies of all solar energy products are affected by levels of sunshine, and therefore the greatest efficiencies for the MSEPG would be achieved in the southwestern part of the United States, as well as other areas of the world which benefit from a high level of sunshine.

Government Contracts. On September 26, 1990, Alpha Solarco was awarded a cost share contract from Sandia National Laboratories ("Sandia") as part of the Photovoltaic Concentrator Initiative of the National Photovoltaic Program of the U.S. Department of Energy's Photovoltaic Energy Technology Division. The purpose of the initiative is to support the engineering development of concentrating collector technologies. Sandia was given the responsibility for the definition and administration of the initiative and has a strong background in cells, cell assemblies, optics, materials, reliability and quality assurance and control.

The agreement was amended by mutual agreement of the parties to end on June 30, 1993, due to cutbacks in the Department of Energy alternative energy programs. Alpha Solarco was awarded $13,600 to submit a final report on the program to Sandia. The final report for this contract was submitted and accepted by Sandia. The equipment was returned in September, 1995 and the contract was closed thus completing the project.

Competition. The power production industry generally and the solar industry in particular are intensely competitive. Management believes that the solar electric generator represents a material advance in the production of solar electricity on a cost-effective basis due to the fact that management is not aware of any competitor that has been able to produce solar power at a cost less than $10,000 - $12,000 per installed kilowatt. Management knowledge of the cost experience of Alpha Solarco's competitors is based on information received informally from industry publications, conversations with officials of the U.S. Department of Energy and statements made by competitors at technical meetings. Moreover, the Demonstration Unit is able to produce electric power at a cost of $.06 per kilowatt hour, an efficiency level which meets the goals set by the U.S. Department of Energy for the mid-1990's. However, no formal marketing or feasibility studies have been conducted, and therefore there can be no assurance that solar energy devices or systems comparable to the solar electric generator will not be introduced into the market by other firms. There are a number of firms which have been established for a longer period of time than Solar Corporation and which possess greater financial, marketing, personnel and other resources than those possessed by Solar
Corporation that have entered or are in the process of entering the business of designing, manufacturing and selling the types of solar energy systems which may compete with the solar electric generator, including solar energy systems and conventional energy systems utilizing oil, gas and electricity. Such firms include LaJet
Energy, which has developed a solar power plant utilizing parabolic dishes; ARCO Solar, Inc. which has developed a solar facility utilizing flat plate solar cells and a dual axis tracking system;
Acurex Solar Corporation and Hughes Research Laboratory (an affiliate of Hughes Aircraft), which have each independently developed a solar powered generation system utilizing parabolic troughs and single axis tracking systems; and ESV, Inc. (a subsidiary of McDonnell Douglas Corporation), in conjunction with United Sterling AB of Sweden, which have jointly developed a solar-electric generating plant utilizing large parabolic dishes and an engine located at the focal point of each dish. There can be no assurance that Alpha Solarco will be able to compete successfully with such companies.

Marketing. Since the market for large solar systems demands even lower costs than the current Alpha Solarco units, the Company has developed another photovoltaic technology for its potential customers, known as solar flat plate or single sun systems. Lack of capital prevents the Company from directly competing with the established manufacturers of these systems; management has decided, therefore, to create sales with "technology transfer." Since U.S. manufacturers sell over 90% of their product overseas, the Company now sells technology and manufacturing equipment in those countries that are looking for import independence by producing the product within their country using local labor. All of the equipment sold overseas is produced in the U.S. through subcontractors with testing equipment produced by Alpha Solarco. Exceptions are made to U.S. made equipment only when demanded by clients.

Alpha Solarco signed a technology transfer and manufacturing equipment sale agreement with the Al Afandi Establishment for Trade, Industry and Contracting of Saudi Arabia (Al Afandi"). The initial contract was for $4,062,000. Marketing studies indicated to the Company's management that this area of technology transfer of photovoltaic solar energy flat plate systems has the least amount of competition. The existing competitors were not multi-billion dollar firms and a quality vendor could quickly establish a market share.

The Al Afandi contract has been expanded to include options and the contract is now $4,262,000. Alpha Solarco currently has a $389,200 contract to produce a solar panel assembly line for Skylight Corp., which is a subsidiary of Al Afandi.

Alpha Solarco does not currently have a marketing or distribution system or a salaried sales staff. Current marketing activities are being conducted by management and are focused primarily toward energy utilities, commercial and industrial firms, foreign governmental entities, and universities and research facilities. At the present time specialized marketing and sales personnel are not employed by Alpha Solarco due to the large size and complexity of the potential transactions. The nature of marketing activities being conducted include sending informational literature to electric power agencies world-wide. Officials at the World Bank and the United Nations Services have also been informed about the product. However, no feasibility studies have been conducted as to market acceptance of the solar electric generator, and therefore there can be no assurance that a market for the solar electric generator will exist. Moreover, sales of the solar electric generator are dependent on the successful operation of the Demonstration Plant.

Alpha Solarco has received unsolicited indications of interest from foreign companies desiring to license the technology developed by Alpha Solarco in order to manufacture solar electric generating equipment. Alpha Solarco plans to prepare additional proposals for such transactions. As a result of one such indication of interest, Alpha Solarco, Inc. of Ohio, a wholly-owned subsidiary of Alpha Solarco ("Alpha Ohio") has entered into a joint venture agreement as of February 18, 1991 with Sun Power Systems Ltd. ("Sun"), a Hong Kong based trading company, and Qinhuangdao Electronic Transistor Manufacturing Plant ("QHD"), a business entity operating in the Peoples' Republic of China, for the formation of a Chinese joint venture company called Qinhuangdao Alpha Solar Energy Power Company Ltd. (the "Chinese Joint Venture Company"). The Joint Venture Agreement provides that the products manufactured by the Chinese Joint Venture Company will be marketed by Sun under an exclusive Marketing Agreement. Under the term of the Marketing Agreement, initially Sun must sell enough modules to produce two megawatts of power in the first year, four megawatts in the second year and eight megawatts in the third year. Although there can be no assurance that Sun will be able to meet these performance goals, it has sold solar flat plate products for QHD and has a sales representative network in place to sell products manufactured by the Chinese Joint Venture Company. If Sun fails to meet these performance goals, the Chinese Joint Venture Company can appoint another marketing agent. All fees and commissions paid by Sun must be approved by Alpha Ohio.

Licensing Activities. As discussed above, Alpha Solarco has recently directed its efforts on the licensing of its technology and on the manufacture and sale of key components for the construction of photovoltaic electric generators to certain international manufacturers. As a result of these efforts, Alpha Ohio has entered into a joint venture agreement as of February 18, 1991 with Sun and QHD for the formation of the Chinese Joint Venture Company. The purpose of the Chinese Joint Venture Company is to (i) design, manufacture and sell photovoltaic concentrator modules, tracking and control systems; (ii) conduct research and development of solar power system applications; and (iii) design, install and manage photovoltaic concentrator power systems. The joint venture agreement has been approved by the Foreign Trade Ministry of the Peoples Republic of China.

Under the terms of the Joint Venture, QHD owns a 60% equity interest in exchange for a cash capital contribution of $2,400,000; Alpha Ohio owns a 35% equity interest in exchange for an in-kind contribution of $650,000 in the form of equipment and $750,000 in the form of a technology transfer, and Sun owns a 5% equity interest in exchange for an in-kind contribution of $200,000 in the form of services rendered.

As indicated above, QHD's contribution which was to be entirely cash, with installments, was completed by the end of January, 1994. Alpha Ohio's total contribution, $1,400,000, will be made in connection with its separate agreements to sell the Chinese Joint Venture Company the equipment and machinery, and to license to it the technology necessary to construct and operate a facility to manufacture photovoltaic generating plants.

Alpha Ohio's contribution involves two components. The first is a separate Turnkey Manufacturing Agreement under which Alpha Ohio will sell the necessary equipment to the Chinese Joint Venture Company for an aggregate selling price of $2,800,000; Alpha Ohio will accept $2,150,000 cash for this equipment, and the remaining $650,000 will constitute a portion of Alpha Ohio's in-kind capital contribution to the Chinese Joint Venture Company. The $2,150,000 cash purchase price is payable to Alpha Ohio pursuant to a confirmed letter of credit when and as equipment is delivered.

The second component of Alpha Ohio's contribution relates to a separate Technology Transfer Agreement (i.e. license) with the Chinese Joint Venture Company. Under this Agreement, a $1,000,000 lump sum nonrefundable advance fee is established. Alpha Solarco, however, has contractually agreed to accept only $250,000 of this amount, with the other $750,000 constituting the balance of Alpha Ohio's $1,400,000 total capital contribution to the Chinese Joint Venture Company. Management expects that, taken together, the sale of the equipment to the Chinese Joint Venture Company and the lump sum nonrefundable advance royalty will generate revenue of $2,400,000.

In August, 1991, the Chinese Joint Venture Company established an irrevocable letter of credit in the amount of $1,600,000 in favor of Alpha Ohio, of which $225,000 (relating to the technology transfer fee) was immediately drawn by Alpha Ohio. A second letter of credit for $800,000 was established in November, 1992. A third letter of credit in the amount of $177,000 was established in May, 1994. Currently, $97,000 remains of this third letter of credit and the remainder of the equipment covered by it will be shipped by December 31, 1994.

The Technology Transfer Agreement also provides for continuing royalties payable over its 15 year term of $.05 per watt of electrical generating capacity of products manufactured by the Chinese Joint Venture Company during the first year, $.03 per watt in the second year, $.02 per watt in the third year, and $.01 per watt thereafter. Continuing revenues from the Chinese Joint Venture Company are also expected to be generated through sales to it of certain key components necessary for productions, as well as additional equipment and tooling for possible future plant expansion. There is no assurance that the Chinese Joint Venture Company will honor these obligations or that payment will be made in currency convertible into U.S. Dollars.

Under the terms of the Technology Transfer Agreement, Alpha Ohio is to supply to the Chinese Joint Venture Company the technology developed by Alpha Solarco in connection with the design and manufacture of photovoltaic electric power generators. In addition, Alpha Ohio will train technical personnel to use the licensed technology for the fabrication, assembly, operation, maintenance and repair of the solar electric generator units manufactured by the Chinese Joint Venture Company. The Chinese Joint Venture Company's license is exclusive to China and nonexclusive to the rest of the world except the United States, Mexico and Egypt, which are specifically excluded from the licensed territory. However, Alpha Ohio retains the right to exclude other areas of the world from the licensed territory in future years.

Solar Corporation separately entered into a license agreement with Alpha Ohio pursuant to which it agreed to license its technology to Alpha Ohio to the extent necessary to facilitate its participation in the Chinese Joint Venture Company, in exchange for a royalty equal to the net financial benefit (total receipts less total related expenses) incurred by Alpha Ohio. This arrangement became moot upon the merger of Solectric and Alpha Solarco.

Research and Development. During the fiscal years ended May 31, 1996 and 1995, there were $6,832 and $0 expenditures respectively for Alpha Solarco sponsored research and development. Such expenditures for the fiscal year ended May 31, 1994 were $175,116.
To lower costs of the Alpha Solarco Solar Concentrating units, the Company has targeted three areas for additional production development: new material to lower module housing costs, co-operative effort with current suppliers to reduce solar cell costs and a new method of producing the primary lenses.

Employees. The total number of persons employed by Alpha Solarco and its subsidiaries on a consolidated basis as of May 31, 1996 was five.

Alpha Manufacturing Group, Inc.  Alpha Manufacturing Group, Inc.
("AMG") was incorporated in February, 1992 in Kentucky as a wholly-owned subsidiary of Alpha Solarco for the purpose of acquiring the assets of State Machine Products, Inc., a manufacturing firm located in Dry Ridge, Kentucky ("State Machine"). The acquisition was completed on March 25, 1992 with a retroactive effective date of February 29, 1992. The assets acquired from State Machine included approximately 200 acres of real property in Dry Ridge, buildings, machinery, equipment, raw materials and inventory used in State Machine's manufacturing business. State Machine also assigned to AMG its rights in certain U.S. Department of Defense contracts for the manufacture of military gear and equipment such as backpacks, lanterns and the like (the "DOD contracts").

Products: The equipment acquired by AMG can be used to fabricate and assemble a wide variety of products. AMG expects to utilize its machine shop capabilities to manufacture certain key components for use in building solar energy power systems. Such components include drive mechanisms, module housing, cell assembly parts and connectors. These components will initially be distributed to the Chinese Joint Venture Company pursuant to confirmed letters of credit. Thereafter, products will be manufactured and produced as firm orders are received from other entities developing solar energy power systems and as identified from time to time by Alpha Solarco.

No retooling of equipment or alteration of the facility acquired from State Machine was necessary in order for AMG to begin production of components for use in building solar energy power systems. Since the acquisition of such equipment and facilities, AMG has manufactured cell assembly units, module housing and other related components. In addition, AMG built prototype units to assist Alpha Solarco in the performance of its contract with Sandia National Laboratories.

Raw Materials: AMG uses steel, brass, aluminum and other basic metals in the manufacture of military gear and equipment. All of these raw materials are readily available from a large number of vendors. The components of solar energy power systems which AMG intends to manufacture use essentially the same raw materials, with the addition of lucite for the manufacture of primary lenses. AMG anticipates that these materials will also be available based on the experience of and research conducted by Alpha Solarco.

Competition: AMG is a basic manufacturing, metalworking and assembly based business. As such it has many actual and potential competitors for its Defense Department contracting work as well as in the commercial arena. At present, it is not possible to gauge AMG's relative standing among other such firms. The principal methods of competition include pricing and compliance with specifications.

Financial information concerning Alpha Solarco's industry segments for the year ended May 31, 1996, including the solar-electric segment, which creates, develops and sells the technology and equipment needed to manufacture solar-electric power generation systems, is contained in Note 5 of Alpha Solarco's consolidated financial statements for the year ended May 31, 1996. (See "Financial Statements and Schedules.")

Item 2.  Properties

Alpha Solarco's principal executive offices are located at 510 E. University Drive, Phoenix, Arizona 85004 in approximately 30,000 square feet of space under an operating lease that expires November, 1996. Rent expense for this facility amounted to $117,819 and $114,145 in 1996 and 1995, respectively.

The Demonstration Unit constructed by Alpha Solarco through Solar Corporation is located in Pahrump, Nevada on four acres purchased by Alpha Solarco. Located on the site are technical buildings, the Demonstration Unit, monitoring and sales equipment, and power inversion equipment valued at approximately $35,000. The buildings and equipment at the site are owned by the Company free and clear.

The assets acquired by AMG from State Machine include approximately 200 acres of real property located in Dry Ridge, Kentucky, which includes 170 acres of raw land, a production and assembly facility building located on nine acres, containing 49,700 square feet of space. The 170 acres of raw land are presently unencumbered. These properties are suitable for AMG's current needs and include sufficient raw land to permit expansion of plant facilities in the future, if necessary and economically feasible. The assets of AMG are currently being held for sale. The approximate fair market value of the property is $549,750.

Item 3.  Legal Proceedings

At the present time, the Company is not a party to any pending legal proceedings which would have a material adverse impact on the Company's financial condition or results of operations. The Company, both directly and through AMG, however, has been subject to numerous suits by creditors arising out of the late payment of accounts payable. To date, these suits have been amicably resolved through the use of mutually acceptable payment plans. There can be no assurance that this will continue to be the case.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not Applicable.

                               **********



Executive Officers of the Company. The names, ages and positions of the executive officers of the Company as of May 31, 1995 are as follows:

Name                    Age                  Position

Edward C. Schmidt       63     President, Treasurer and Director

Wilson Dennehy          57     Director

Charles Dennehy         64     Director, Acting Secretary


MR. EDWARD C. SCHMIDT holds a B.S. degree in Industrial Design from the University of Cincinnati. Since June 1979 Mr. Schmidt has been a Director of the Company, and of its operating subsidiary, Alpha Solarco Inc. of Ohio, since December 1980. He was appointed to the position of President of the Company and Solectric Corporation in January 1988 following the death of Mr. Miroslav Uroshevich, the former President and founder of both companies. Previously, from June 1979 to January 1988, Mr. Schmidt served as the Executive Vice President of the Company. He has been associated with the Company since its formation and prior thereto commencing in 1961 was associated with Mr. Uroshevich as an officer and the other shareholder of Alpha Designs, Inc.

MR. WILSON DENNEHY, was elected to the position of Director in 1992. Prior to that time he was a director of Solectric Corporation from 1987 until its merger into Alpha Solarco. Mr. Dennehy has been President of A.R.C., Inc. since 1971 in Denver, CO. Formerly, he was Assistant General Manager with Gerald H. Phipps, Inc., General Contractors in Denver, CO.

MR. CHARLES DENNEHY, was elected to the position of Director in 1992. Mr. Dennehy was President of Coachouse Inc. from 1963 through 1968. Since that time he has been an independent equine appraiser and advisor.



                              PART II


Item 5.  Market for the Company's Common Equity and Related
Stockholder Matters

The Company's common stock is held by approximately 7,000 shareholders of record as of May 31, 1996, and is traded over the counter in the Nasdaq Smallcap Market. The range of price quotations in each quarter of the two years ended May 31, 1996 are shown below. These prices represent interdealer quotations, which in general do not represent actual transactions, are subject to negotiation and do not reflect retail markup, markdowns or commissions.

                                    High(1)         Low(1)

                                 Bid      Ask    Bid     Ask
For Quarter Ended

May 31, 1996(2)               $ 7.00  $ 7.75   $ 3.25  $ 3.75
February 29, 1996(2)            5.50   6.125    1.625   2.125
November 30, 1995(2)           3.125    6.25     1.75   2.375
August 31, 1995                .0625   .0938    .0313   .0625

May 31, 1995                  $  .09  $  .13   $  .06  $  .09
February 28, 1995                .09     .13      .06     .09
November 30, 1994                .13     .16      .09     .13
August 31, 1994                  .13     .16      .06     .09


(1)  Based on quotations obtained from the Smallcap Market.
(2) Price quotations reflect a 1 for 100 reverse stock split which was effected on November 15, 1995.

No dividends were declared or paid during the two years ended May
31, 1996 and May 31, 1995, and the Company does not anticipate paying dividends in the foreseeable future.

Outstanding Common Stock Warrants and Options.

Through an integrated capital raising plan from October, 1990 through 1994, involving private placements and loans from board directors and certain investors, Alpha Solarco issued a number of five-year warrants to purchase common stock. All warrants had an exercise price of $.105 per share and all remaining outstanding warrants were exercised between September 1, 1995 and November 15, 1995. There are no remaining outstanding warrants of the Company. The Company has options to purchase 1500 shares of common stock outstanding as of May 31, 1996.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Financial Resources

On May 31, 1996, on a consolidated basis, Alpha Solarco had cash of $50 as compared to $2,002 at May 31, 1995. This lack of liquidity has presented problems for the Company and will continue to be a problem for the Company unless it is able to raise additional funds. Contract negotiations with several different groups involving solar energy technology transfers are expected to be completed before the end of the second quarter of fiscal 1997. In order to begin these contracts, however, it may be essential for the Company to raise additional funds for working capital purposes. Without working capital, the Company would be unable to purchase the necessary equipment and materials.

In addition, normal overhead expenses will continue with the exception of the expenses relating to Alpha Manufacturing Group, Inc. located in Kentucky. In late fiscal 1996, management made the decision to sell this facility since the Company was never able to achieve its business goals for competing for government contracts. The Company has entered into a sales agreement for the sale of the remaining equipment and expects to sell the real estate in the second quarter of fiscal 1997. This disposal has been disclosed in the accompanying financial statements as discontinued operations.
As shown, the Company incurred losses from operations and disposal of approximately $894,000 and $644,000 in 1996 and 1995 respectively. By eliminating this subsidiary, the Company will have a much better chance of profitability in the future. Management has written the carrying value of these assets down to their expected liquidation value.

As of May 31, 1996, the Company had trade and subscription receivables of approximately $455,500 as compared to approximately $467,000 at May 31, 1995. Of this amount, $201,250 subscription receivable at May 31, 1996, was collected subsequent to year's end. The trade receivable of approximately $254,000 represents a retainer on the Al Afandi contract. This amount should be collected upon final approval of that contract expected in the second quarter of fiscal 1997.

Current liabilities decreased by $1,031,604 from 1995 to 1996. This decrease is primarily attributable to the conversion of $715,000 of debt into stock during 1996. This conversion, along with the sale of stock and stock options of approximately $640,000 helped to bolster stockholders' equity from $559,267 at May 31, 1995 to $813,102 at May 31, 1996. Also adding to this increase was a stock exchange valued at approximately $372,000 with CyberAmerica Corporation on May 15, 1996.

Results of Operations

For the year ended May 31, 1996, Alpha Solarco had a consolidated net loss of $1,148,871 or $.67 per share compared to a consolidated net loss of $1,189,717 or $1.16 per share for the year ended May 31, 1995. Losses from continuing operations, however, were $255,138 or $.15 per share for 1996 compared to a loss of $545,575 or $.53 a share for 1995. The decrease in the loss was primarily due to a decrease in general and administrative expenses of approximately $660,000.

For the same period, revenues decreased from approximately $3,589,000 for 1995 to approximately $1,035,000 for 1996. This decrease was due to the completion of the Al Afandi contract which began in 1995. Due to the decrease in revenues, cost of sales decreased approximately $2,157,000. Subsequent to year end, the Company signed an addition to the Al Afandi contract for approximately $389,000 and as discussed earlier, the Company is in negotiations with several different groups for new contracts.

The Company incurred costs of $6,832 for research and development compared to no cost in fiscal 1995. The Company does not plan to spend any significant funds on research and development in the coming year.

The management plan for continued operations requires the raising of additional funds and there can be no assurance that the raising of these funds will be successful or that the Company can remain in operation without these additional funds.

Item 7.  Financial Statements and Supplementary Data

The response to this Item 7 is included in the response to Item 13 of this report.

Item 8. Changes and Disagreements with Accountants on Accounting and Financial Disclosure
None.


                                PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons of the Registrant

Information with respect to each director and executive officer of Alpha Solarco and all directors and executive officers as a group, is as follows:

                                        Shares of Alpha Solarco
                                       Common Stock Beneficially
                                         Owned on May 31, 1996
Name and Principal
Occupation During             Director                   Percentage
Past Five Years               Since    Age   Number      of Class

EDWARD C. SCHMIDT,            1979     63  20,384(1)       .80%(2)
President of Alpha Solarco
Inc. and Solectric Corporation
since January, 1988.  Mr.
Schmidt was appointed
President of both companies
following the death of Mr.
Miroslav Uroshevich, the former
President and founder of both
companies.  Prior to that time,
Mr. Schmidt served as the
Executive Vice President of
Alpha Solarco, and its
operating subsidiary,
Alpha Solarco Inc. of Ohio.
In addition, Mr. Schmidt has
served as a director of Alpha
Solarco Inc. and Alpha Solarco
Inc. of Ohio since 1979.
Also, in January 1988, Mr.
Schmidt was appointed to serve
as a director of Solectric
Corporation.

WILSON DENNEHY,               1992     57    417,946     16.38%(2)
was elected to the position
of Director in 1992.  Prior
to that time he was a director
of Solectric Corporation from
1987 until its merger into
Alpha Solarco.  Mr. Dennehy
has been President of A.R.C.,
Inc. since 1971 in Denver, CO.
Formerly, he was Assistant
General Manager with Gerald H.
Phipps, Inc., General
Contractors in Denver, CO.

CHARLES DENNEHY,              1992     63    291,508     11.42%(2)
was elected to the position
of Director in 1992.  Mr.
Dennehy was President of
Coachouse Inc. from 1963
through 1968.  Since that
time he has been an independent
equine appraiser and advisor.

All directors and executive                  729,838(3)  28.60%(2)
officers as a group (3 persons)
__________________



(1) Includes currently exercisable options to purchase 1,500 shares of Alpha Solarco Common Stock, which options have not in fact been exercised and 300 which he owns outright and 18,584 shares pledged to Alpha Solarco by State Machine for which shares he holds a proxy to vote.

(2) These percentage amounts assume the exercise of currently exercisable stock options, which options have not in fact been exercised.

(3) Includes currently exercisable options and/or convertible debentures to purchase 382,212 shares of Alpha Solarco Common Stock, which options and/or debentures have not in fact been exercised and/or converted and 18,584 shares pledged to Alpha Solarco which may be voted by Edward C. Schmidt as proxy for State Machine.

None of the directors presently serve as directors of other corporations that either have a class of securities registered under the Securities Exchange Act of 1934 or are subject to the reporting requirements of that Act.

Item 10.   Executive Compensation

Cash Compensation. No executive officer or director of Alpha Solarco received cash compensation from Alpha Solarco or consolidated cash compensation in excess of $100,000 during the year ended May 31, 1996. All executive officers of Alpha Solarco as a group, 1 person, received consolidated cash compensation in the amount of $102,000 during the year ended May 31, 1996. The amount of cash compensation received by all executive officers as a group represents payments to the officers by Alpha Solarco and/or Solectric.

The following table is a summary of certain information concerning the compensation awarded or paid to, or earned by, Alpha Solarco's president. No executive officer of Alpha Solarco earned more than $100,000 in salary and bonus in 1996.

                                SUMMARY COMPENSATION TABLE

Name and Principal                              Other Annual       Long Term      All other
Position             Year  Annual Compensation  Compensation      Compensation   Compensation
                           ___________________     ($)              Awards            ($)
                                                             ____________________
                           Salary   Bonus            *       Restricted  Options/
                            ($)      ($)                      Stock       SARS
                                                               ($)        (#)
__________________   _____ ______   ________    ___________ ___________  _______  _____________
Edward C. Schmidt    1994  $52,000    *          $4,200         *          *           *
President            1995  $88,667               $5,200
                     1996  $96,000               $6,000

* As of May 31, 1996, Alpha Solarco did not have any bonus or compensation plans for these columns.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management

Under Rule 13(d) of the Securities Exchange Act of 1934, a beneficial owner of a security is defined to include any person who directly or indirectly has or shares voting power or investment power over such security. Such beneficial owner under this definition need not enjoy the economic benefit of such securities. The following are the only shareholders deemed to be beneficial owners of 5% or more of the Common Stock of the Company as of May 31, 1995.


                Name & Address of    Amount & Nature  Percentage
Title of Class  Beneficial Owner      of Ownership     of Class
- -------------   -------------------  ---------------- ---------
Common Stock    Wilson Dennehy        417,946 shs.(2)  15.1%(1)
without par     5753 Southmoore Lane    owned
value           Englewood, CO  80111  beneficially

Common Stock    Charles Dennehy       291,508 shs.(3)  10.5%(1)
without par     51 Alden                 owned
value           Lake Forest, IL 60045 beneficially

(1) This percentage assumes the exercise of currently exercisable stock options, which options have not in fact been exercised.

(2)  Consists of 417,946 shares owned of record by Mr. Wilson
Dennehy and wife.

(3)  Consists of 291,508 shares owned of record by Mr. Charles
Dennehy and wife.

The security ownership of each director and all directors and officers as a group is set forth in "Item 9. Directors and Executive Officers of the Registrant" above, which information is hereby incorporated in this Item 11 by reference to Item 9.

Item 12.  Certain Relationships and Related Transactions

Between December, 1986 and May, 1993 Mr. Gerald H. Phipps, a director of Alpha Solarco, now deceased, loaned Alpha Solarco sums of money pursuant to several promissory notes with varying rates of interest. In November, 1994, the Company converted the entire Phipps' indebtedness in the amount of $845,268, including principal and interest, into equity of the Company by issuing 2,852,534 shares of common stock each, totaling 8,557,602, to Sandra Dennehy, Karen Sass, and Marta Talman, the daughters of Mr. Phipps.

In May, 1995, the Company borrowed from Karen Sass and Marta Talman, children of Mr. Gerald H. Phipps, the principal sums of $1,000.00 each, payable pursuant to the terms of two promissory notes which are repayable with interest at 9% per annum, payable on demand but
such demand can not be made sooner than August 31, 1996.   In May,
1995, Charles Dennehy's wife, Daphne Dennehy, loaned $60,000.00 to the Company, which by the terms of the promissory note was repayable with interest at 9% per annum, payable on demand but such demand can not be made sooner than August 31, 1996. In May, 1995, Wilson Dennehy's wife, Sandra Dennehy, loaned $60,000.00 to the Company, which by the terms of the promissory note was repayable with interest at 9% per annum, payable on demand but such demand cannot be made sooner than August 31, 1996. Further, in order to induce Karen Sass, Marta Talman and Sandra Dennehy to enter into these loans, the Company entered into several stock put and call agreements, which provided that the Company repurchase shares of common stock of the Company owned by these individuals upon demand of these individuals over a period of two years for a purchase price ranging from $.1155 to $.1270 per share.

In July, 1995, the Company entered into put agreements with Charles and Wilson Dennehy whereby the Company agreed that it would repurchase up to 65,000 (post reverse split) shares of common stock from each individual upon demand of these individuals over a period of two years for a purchase price of $12.70 to $13.97 (post reverse split) per share.

During the years ended May 31, 1996 and 1995 a total of $0 and $12,650 interest accrued on all notes payable to directors of Alpha Solarco, respectively.

The transactions described above were entered into primarily because of the relationships of the parties to such transactions. In the absence of such relationships Alpha Solarco believes that certain or all of such transactions may not have been effected, or may not have been effected on the same terms. The terms of such transactions may not be comparable to the terms which would have prevailed had such transactions occurred between unrelated third parties.

Item 13.  Exhibits, Financial Statements and Reports on Form 8-K

(a)(1) and (2).   Financial Statements

The financial statements listed in the accompanying index to financial statements are filed as part of this annual report.

(a)(3).  Exhibits

     Exhibit No.          Description


        2           Plan and Agreement of Merger*****

        3(a)        Certificate of Incorporation, as amended ***

        3(b)        By-Laws***

       10(a)        Joint Venture Agreement with
                    Solectric Corporation ****

       10(b)        Alpha Solarco Inc. Stock Option Plan
                    (As amended November 18, 1982)***

       10(c) Purchase Agreement dated as of May 30, 1984 by and between Alpha Solarco Inc. and Solectric Corporation**

       10(d)        Long Term Energy Purchase Agreement
                    between Alpha Solarco Inc. and Valley
                    Electric Association, Inc. dated
                    May 5, 1989*****

       10(e)        Contract of Joint Venture - Qinhuangdao
                    Alpha Solarco Power Ltd. dated
                    February 28, 1991*****

       10(f)        Contract No. 40-8941D between Alpha
                    Solarco Inc. and Sandia National Laboratories dated September 26, 1990*****

       10(g)        Subcontract No. XC-1-10057-9 between
                    Midwest Research Institute Manager -
                    Operator of the Solar Energy Research
                    Institute and Alpha Solarco Inc. dated
                    January 3, 1991*****

        10(h)        Loan and Stock Pledge Agreement by and
                     between Robert M. Schoenman and Alpha
                     Solarco Inc. dated October 15, 1991*****

        10(i)        Promissory Note in the Principal
                     Amount of $500,000 from Robert M. Schoenman dated October 15, 1991*****

        10(j)        Management Agreement by and between
                     State Machine Products Inc. and Alpha Solarco Inc. dated October 15, 1991*****

        10(k)        Assets Purchase Agreement by and
                     among State Machine Products, Inc., Robert M. Schoenman and Alpha Solarco Inc. dated
                     February 11, 1992*****

        10(l)        Assumption Agreement by and among Alpha
                     Manufacturing Group, Inc.; Alpha Solarco
                     Inc.; Alpha Solarco Inc. of Ohio; Liberty
                      National Bank and Trust Company of Louisville;
                     State Machine Products, Inc.; Schoenman
                     Land Company; Robert M. Schoenman;
                     Jon F. Schoenman; Kyung Sook Schoenman;
                     Robert A. Schoenman; and Sharon K. Schoenman dated March 25, 1992*****

        10(m)        Agreement for Solar Cell Manufacturing
                     Facility between Alpha Solarco, Inc.
                     and Al Afandi Establishment for Trade,
                     Industry and Contracting made as
                     of January 26, 1994.*******

        22           Subsidiaries of the Company******


____________________

* Such exhibits are filed by incorporation by reference to the Company's Annual Report on Form 10-K for the year ended May 31,
1989.

** Such exhibits are filed by incorporation by reference to the Company's Annual Report on Form 10-K for the year ended May 31,
1988.

*** Such exhibits are filed by incorporation by reference to the Company's Annual Report on Form 10-K for the year ended May 31,
1987.

**** Such exhibits are filed by incorporation by reference to the Company's current report on Form 10-K for the year ended May 31, 1986.

***** Such exhibits are filed by incorporation by reference to the Registration Statement on Form S-4 (SEC File No. 33-37554) filed
October 31, 1990.

****** Such exhibits are filed by incorporation by reference to the Company's Annual Report on Form 10-K for the year ended May 31,
1992.

******* Such exhibits are filed by incorporation by reference to the Company's Annual Report on Form 10-K for the year ended May 31,
1995.

(b).  Reports on Form 8-K

A Current Report on Form 8-K dated March 25, 1992 was filed by Alpha Solarco on April 9, 1992 reporting the acquisition of State Machine Products, Inc. The report was amended under cover of Form 8 on May 5, 1992 to file the financial statements of State Machine Products Inc. and the required pro forma financial information.


                       INDEX TO EXHIBITS

Exhibit No.          Description                            Page No.

2           Plan and Agreement of Merger                  *****
3(a)        Certificate of Incorporation, as amended        ***
3(b)        By-Laws                                         ***
10(a)       Joint Venture Agreement with Solectric
            Corporation                                    ****
10(b)       Alpha Solarco Inc. Stock Option Plan
            (As amended November 18, 1982)                  ***
10(c)       Purchase Agreement dated as of May 30,
            1984 by and between Alpha Solarco Inc.
            and Solectric Corporation                        **
10(d)       Long Term Energy Purchase Agreement
            between Alpha Solarco Inc. and Valley
            Electric Association, Inc. dated May 5, 1989  *****
10(e)       Contract of Joint Venture - Qinhuangdao
            Alpha Solarco Power Ltd. dated
            February 28, 1991                             *****
10(f)       Contract No. 40-8941D between Alpha
            Solarco Inc. and Sandia National
            Laboratories dated September 26, 1990         *****
10(g)       Subcontract No. XC-1-10057-9 between
            Midwest Research Institute Manager
            - Operator of the Solar Energy Research
            Institute and Alpha Solarco Inc. dated
            January 3, 1991                               *****
10(h)       Loan and Stock Pledge Agreement by and
            between Robert M. Schoenman and Alpha
            Solarco Inc. dated October 15, 1991           *****
10(i)       Promissory Note in the Principal Amount
            of $500,000 from Robert M. Schoenman dated
            October 15, 1991                              *****
10(j)       Management Agreement by and between
            State Machine Products Inc. and Alpha
            Solarco Inc. dated October 15, 1991           *****
10(k)       Assets Purchase Agreement by and among
            State Machine Products, Inc., Robert M.
            Schoenman and Alpha Solarco Inc. dated
            February 11, 1992                             *****
10(l)       Assumption Agreement by and among Alpha
            Manufacturing Group, Inc.; Alpha Solarco
            Inc,; Alpha Solarco Inc. of Ohio; Liberty
            National Bank and Trust Company of Louisville;
            State Machine Products, Inc.; Schoenman
            Land Company; Robert M. Schoenman;
            Jon F. Schoenman; Kyung Sook Schoenman;
            Robert A. Schoenman; and Sharon K. Schoenman
            dated March 25, 1992                          *****
10(m)       Agreement for Solar Cell Manufacturing
            Facility between Alpha Solarco, Inc.
            and Al Afandi Establishment for Trade,
            Industry and Contracting made
            as of January 26, 1994.                     *******
22          Subsidiaries of the Company                  ******

____________________

* Such exhibits are filed by incorporation by reference to the Company's Annual Report on Form 10-K for the year ended May 31,
1989.

** Such exhibits are filed by incorporation by reference to the Company's Annual Report on Form 10-K for the year ended May 31,
1988.

*** Such exhibits are filed by incorporation by reference to the Company's Annual Report on Form 10-K for the year ended May 31,
1987.

**** Such exhibits are filed by incorporation by reference to the Company's current report on Form 10-K for the year ended May 31, 1986.

***** Such exhibits are filed by incorporation by reference to the Registration Statement on Form S-4 (SEC File No. 33-37554) filed
October 31, 1990.

****** Such exhibits are filed by incorporation by reference to the Company's Annual Report on Form 10-K for the year ended May 31,
1992.

******* Such exhibits are filed by incorporation by reference to the Company's Annual Report on Form 10-K for the year ended May 31,
1995.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ALPHA SOLARCO, INC.

                                 By: /s/ Edward C. Schmidt
                                 Edward C. Schmidt, President

September 12, 1996

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER and
PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:


/s/ Edward C. Schmidt                  September 12, 1996
Edward C. Schmidt                        (Date)
President, Treasurer & Director


DIRECTORS:


/s/ Edward C. Schmidt                  September 12, 1996
Edward C. Schmidt                        (Date)
President, Treasurer & Director


/s/ Charles D. Dennehy, Jr.            September 12, 1996
Charles D. Dennehy, Jr.,                     (Date)
Acting Secretary & Director


/s/ Wilson Dennehy                     September 12, 1996
Wilson Dennehy, Director                  (Date)

                ALPHA SOLARCO INC. AND SUBSIDIARIES


                  CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED MAY 31, 1996 AND 1995

                               and

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



             ALPHA SOLARCO INC. AND SUBSIDIARIES

              CONSOLIDATED FINANCIAL STATEMENTS

               Years Ended May 31, 1996 and 1995


                   TABLE OF CONTENTS

                                                     Page

Report of Independent Certified Public Accountants     1

Financial Statements:

  Consolidated Balance Sheet - May 31, 1996            2

  Consolidated Statement of Operations -
   Years Ended May 31, 1996 and 1995                   3

  Consolidated Statement of Stockholders' Equity -
   Years Ended May 31, 1996 and 1995                   4

  Consolidated Statement of Cash Flows -
   Years Ended May 31, 1996 and 1995                   5

  Notes to Consolidated Financial Statements           6 - 15


                                                            1


       Report of Independent Certified Public Accountants


The Board of Directors and Stockholders
Alpha Solarco Inc.

We have audited the consolidated balance sheet of Alpha Solarco Inc., and subsidiaries, as of May 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended May 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpha
Solarco Inc. and subsidiaries, as of May 31, 1996, and the results of their operations and cash flows for each of the years in the two-year period ended May 31, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to achieve its business plan and continue in existence. The Company's ability to recover the value of its assets and continue in existence is discussed in Note 1.
This uncertainty as well as the Company's recurring significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                    Spaeth & Batterberry, Ltd.

Cincinnati, Ohio
August 24, 1996

                                                                2
                     ALPHA SOLARCO INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET

                             May 31, 1996



                            ASSETS

Current assets:


 Cash and cash equivalents            $       50.00
 Subscription receivable                 201,250.00
 Accounts receivable:
  Trade                                  254,337.00
  Employees                                1,000.00
 Prepaid expenses                          1,536.00
                                         ----------
       Total current assets              458,173.00
                                         ----------
Property and equipment, at cost:
  Land                                    25,000.00
  Machinery and equipment                392,579.00
  Furniture and fixtures                  94,098.00
  Leasehold improvements                  27,894.00
  Buildings                              107,898.00
  Computer equipment                      20,056.00
                                         ----------
                                         667,525.00
       Less accumulated depreciation    (494,323.00)
                                         ----------
                                         173,202.00
Property and equipment held for sale     549,750.00
Note receivable - officer                 47,699.00
Investment in Chinese Joint Venture
 and other company                       461,670.00
Other assets                              21,414.00
                                         ----------
                                       1,080,533.00
                                       ------------
                                     $ 1,711,908.00
                                     ==============


           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion long-term debt     $     8,553.00
  Notes payable                          227,149.00
  Accounts payable                       591,977.00
  Accrued liabilities                     18,500.00
                                         ----------
      Total current liabilities          846,179.00
                                         ----------
Long-term debt, less current portion      52,627.00
                                         ----------
Stockholders' equity:
  Common stock, without par value;
    200,000,000 shares authorized
    2,700,048 and shares issued and
    outstanding                       14,787,416.00
  Accumulated deficit                (13,974,314.00)
                                      -------------
                                         813,102.00
                                      -------------
                                     $ 1,711,908.00
                                     ==============

The accompanying notes are an integral part of these financial statements

                                                          3
               ALPHA SOLARCO INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF OPERATIONS


                                       Years Ended May 31,

                                       1996          1995

Revenues:

  Net sales                          $ 1,008,914   $ 3,456,360
  Interest                                    13         1,877
  Government contracts
   and other income                       26,315       106,880
                                       ---------    ----------
                                       1,035,242     3,565,117
                                       ---------    ----------
Costs and expenses:

  Cost of sales                          314,187     2,471,816
  General and administrative             902,253     1,562,820
  Research and development                 6,832             0
  Depreciation                            51,561        51,561
  Interest                                15,547        24,495
                                       ---------     ---------
                                       1,290,380     4,110,692
                                       ---------     ---------
      Loss from continuing operations   (255,138)     (545,575)

Discontinued operations:

Loss from operations of
       discontinued Alpha Manufacturing
       Group, Inc.                      (449,222)     (644,142)

Loss on impairment and disposal
       of Alpha Manufacturing
       Group, Inc.                      (444,511)            0
                                       ----------    ----------
                                        (893,733)     (644,142)
                                       ----------    ----------
         Net loss                    $(1,148,871)  $(1,189,717)
                                       ==========    ==========
Loss per share:

  From continuing operations         $     (0.15)  $     (0.53)
                                       ==========    ==========
  Net loss                           $     (0.67)  $     (1.16)
                                      ==========    ==========

The accompanying notes are an integral part of these financial statements

                                                                          4

                   ALPHA SOLARCO INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                    Common Stock
                    -----------------------------------------------
                    Number                  Consideration                           Total
                    Of Shares      --------------------------------   Accumulated   Stockholders'
                    Issued           Cash     Noncash     Total       Deficit       Equity
                    ---------      --------   --------- -----------   -----------   -------------
Balance at
 June 1, 1994      100,588,458    $7,799,565 $4,739,877 $12,539,442   $(11,635,726) $   903,716

Issuance of shares
 in connection with
 loan conversion
 (.105 per share)

Cancellation of
 Phipps note         8,557,602       845,268         --     845,268             --      845,268

Issuance of shares
 in connection with
 debenture conver-
 sion (.105 per share)

Net loss                    --            --         --          --     (1,189,717)  (1,189,717)
                    ----------    ----------  ---------  ----------  -------------  -----------

Balance at
 May 31, 1995      109,146,060    $8,644,833 $4,739,877 $13,384,710   $(12,825,443) $   559,267
                   ===========    ==========  =========  ==========   ============= ===========


Balance after
 reverse split
  1:100              1,091,461    $8,644,833 $4,739,877 $13,384,710   $(12,825,443) $   559,267

 Issuance of shares
  in connection with
  exercise of warrants  13,570       135,706          0     135,706              0      135,706
 Cancellation of
  shareholder notes    845,017             0    715,000     715,000              0      715,000

 Payment to shareholder
  under Put Agreement        0      (375,000)         0    (375,000)             0     (375,000)

 Issuance of new shares
  ($.75 to $1.25 per
  share)               550,000       505,000(1)       0     505,000              0      505,000

 Issuance of stock for
  investment in
  CyberAmerica
  Corporation          150,000             0    372,000     372,000              0      372,000

 Common stock awarded
  to employees as part
  of a bonus arrangement
  ($1.00 per share)     50,000             0     50,000      50,000              0       50,000

 Net loss                    0             0          0           0     (1,148,871)  (1,148,871)
                       -------    ----------  ----------   ---------     -----------  -----------

Balance at
 May 31, 1996        2,700,048(2) $8,910,539 $5,876,877 $14,787,416   $(13,974,314) $   813,102
                     ============ ==========  =========  ==========    ============  ===========

(1)   Includes subscription agreement amounts of $201,250 at May
31, 1996, fully paid in June and July, 1996.

(2)   Includes 150,000 shares transferred to CyberAmerica
Corporation on July 2, 1996, for transaction consummated  May
15, 1996.

The accompanying notes are an integral part of these financial statements


                                                                5

                 ALPHA SOLARCO INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS



                                           Years Ended May 31,

                                           1996           1995

Cash flows from operating activities:

  Net loss                               $(1,148,871) $(1,189,717)
  Adjustments to reconcile net
   loss to net cash used in operating
   activities:
     Depreciation and amortization           357,482      361,622
     Investment in China Joint Venture             0       53,729
     Forgiveness of debentures                (5,700)           0
     Loss on impairment and abandonment
      of equipment                           444,511      308,730
     Gain on sale of assets                    4,169            0
     Stock bonus expense                      50,000            0
     Financed contract costs                  69,988            0
     Decrease (increase) in:
      Accounts receivable                    213,305     (233,310)
      Inventory                                    0      183,459
      Prepaid expenses and other assets      (10,272)      30,696
     Increase (decrease) in:
      Accounts payable                         6,332      229,332
      Accrued liabilities                     (6,000)     (14,796)
      Customer deposits                            0     (894,541)
     Billings in excess of contract
       revenues                             (473,560)     473,560
                                           ----------    --------
       Net cash used in operating
        activities                          (498,616)    (691,236)
                                           ----------    ---------

Cash flows from investing activities:
  Purchase of fixed assets                    (1,332)    (100,507)
  Proceeds from sale of assets               206,721            0
  Note receivable - officer                   (7,699)     (40,000)
                                           ----------    ---------
       Net cash used in investing
        activities                           197,690     (140,507)
                                           ----------    ----------
Cash flows from financing activities:

 Proceeds from notes payable                 351,900      894,000
 Repayment of notes payable and
  long-term debt                            (117,382)    (387,926)
 Proceeds from issuance of capital stock     439,456            0
 Payment to shareholder under Put agreement (375,000)           0
                                            ----------   ---------
       Net cash provided by financing
        activities                           298,974      506,074
                                            --------     ---------
       Net change in cash and cash
        equivalents                           (1,952)    (325,669)
Cash and cash equivalents:
  Beginning of period                          2,002      327,671

  End of period                          $        50  $     2,002
                                          ==========   ==========

Supplemental disclosures of cash
 flow information
  Cash paid for interest                 $    15,547  $    24,495
                                          ==========   ==========


Supplemental schedule of non-cash financing activities:

The Company converted $715,000 and $845,268 of notes payable and accrued interest for common stock in fiscal 1996 and 1995, respectively.

The Company held $201,250 of common stock subscriptions at May
31, 1996.

The Company exchanged its stock for an investment in CyberAmerica Corporation valued at $372,000.

The accompanying notes are an integral part of these financial statements

                 ALPHA SOLARCO INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1 -  Summary of Significant Accounting Policies

     Organization and Principles of Consolidation

The consolidated financial statements include the accounts of Alpha Solarco Inc. ("Alpha"), its wholly-owned subsidiaries Alpha Manufacturing Group, Inc. ("AMG"), Alpha Solarco Inc. of Ohio ("Alpha of Ohio"), Solectric Corporation ("Solectric"), and MSEPG Solar Power Corporation ("Solar Corporation") collectively ("the Company"). With the exception of AMG, the other subsidiaries are essentially inactive. Intercompany accounts and transactions have been eliminated.

During fiscal 1995, the Company operated in two business segments. Alpha Solarco Inc., which operates in the solar-electric segment, creates, develops and sells the technology and equipment needed to manufacture solar-electric power generation systems. To date, the Company has had two major contracts to clients in China and Saudi Arabia.

The second segment, AMG, was acquired in 1992 to manufacture military camping gear pursuant to contracts with the U.S. Department of Defense. In addition, management pursued manufacturing opportunities of camping gear with non-governmental entities, however, sales have been insignificant. As a result, management decided during fiscal 1996 to begin liquidating AMG. The remaining assets at May 31, 1996, have been segregated on the accompanying balance sheet as property and equipment held for sale and have been written down (fourth quarter charge of approximately $444,000) to their estimated disposal value. Management anticipates selling these assets at auction during the second quarter of fiscal 1997. Operating results for AMG have been reported in the statement of operations as discontinued operations for both years ended May 31, 1996 and 1995. Revenues related to AMG were none in 1996 and approximately $24,000 in 1995.


Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to achieve its business plan and continue in existence.

The Company's ability to continue its existence is currently dependent upon its ability to attract additional capital to booster cash flow and its ability to obtain additional technology transfer contracts. In addition, management is pursuing the acquisition of some operating companies in an attempt to establish stable revenues and cash flows.
                                                           7

                 ALPHA SOLARCO INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Continued)

1 -  Summary of Significant Accounting Policies (Continued)

     Depreciation

The Company computes depreciation using the straight-line and accelerated methods based on the estimated useful lives of the depreciable assets, as follows:

        Buildings                  40 years
        Machinery and equipment    3 - 7 years
        Furniture and fixtures     5 - 10 years
        Computer equipment         3 - 5 years
        Leasehold improvements     Life of the improvement or the
                                    lease term, whichever is shorter


       Research and Development

All research and development costs are charged to expense when incurred. The costs of materials, equipment and facilities that are constructed or acquired for development activities and that have alternative future uses are capitalized and depreciated over their estimated useful lives.

Contract Revenue and Cost Recognition

The Company recognizes revenues from fixed-price contracts on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. That method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that estimates used will change within the near term.

Cost of sales include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, etc. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions and change orders are accounted for as changes in estimates in the current period.
                                                            8

                 ALPHA SOLARCO INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)

1 -  Summary of Significant Accounting Policies (Continued)

     Cash and Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include all savings accounts with original maturities of three months or less.

      Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2 -  Investment in China Joint Venture and Other Company

On February 18, 1991, the Company entered into a joint venture agreement with Sun Power Systems Ltd. ("Sun"), a Hong Kong-based trading company, and Qinhuangdao Electronic Transistor Manufacturing Plant ("QHD"), a business entity operating in the Peoples' Republic of China, for the formation of a Chinese joint-venture company called Qinhuangdao Alpha Solarco Power Ltd. ("the Chinese Joint Venture Company").

Under the terms of the Joint Venture, QHD owns a 60% equity interest in exchange for a cash capital contribution of $2,400,000; Alpha Ohio owns a 35% equity interest in exchange for an in-kind contribution of $650,000 in the form of equipment, and $750,000 in the form of a technology transfer, and Sun owns a 5% equity interest in exchange for a nominal in-kind contribution of $200,000.

Under generally accepted accounting principles, the Company has not recognized any investment attributable to its in-kind capital contribution. It's investment of $89,670 at May 31, 1996, represents its proportionate share (35%) of its basis in the tooling and equipment transferred to the Chinese Joint Venture Company. As of May 31, 1995, the Company had completed the sale of technology and had also substantially completed the sale of equipment. To date, no operations have transpired and management has no definitive date as to when operations will commence.
                                                     9

               ALPHA SOLARCO INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Continued)

2 -  Investment in China Joint Venture and Other Company (Continued)

In a separate transaction on May 15, 1996, the Company acquired an interest in CyberAmerica Corporation ("Cyber"), a publicly-held company. Consideration given for the approximate 2.7% interest in Cyber was 150,000 Alpha common shares. The investment has been valued at $372,000, which approximates the value of the Cyber shares at the time of the transaction and as of May 31, 1996. The Cyber shares have been classified as available-for-sale securities. See
Note 9 regarding a subsequent transaction with Cyber.

3  -  Notes Payable and Long-term Debt

Notes payable represent amounts due private investors of the Company who lent funds primarily to provide necessary working capital. The notes, which are unsecured, are repayable at various times during the next year.

Long-term debt consists of two financing leases for equipment procured as part of the Saudi Contract (see Note 4). The leases require combined monthly payments of $1,619 including interest at effective rates of 12.5% and 16.3%. Future minimum payments as of May 31, 1996 are as follows:

               1997                               $19,432
               1998                                19,432
               1999                                19,432
               2000                                19,432
               2001                                 5,957
                                                  -------
               Total lease payments                83,685

               Less amount representing interest  (22,505)
                                                  -------

                 Present value of net minimum
                   payments                       $61,180
                                                  =======
                                                          10

                   ALPHA SOLARCO INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

4 -  Long-term Contracts

In January, 1994, the Company entered into a manufacturing and sales contract with "Al Afandi Establishment For Trade, Industry, and Contracting" ("Al Afandi"), a Saudi Arabia Corporation. The contract called for Alpha to provide to Al Afandi a solar manufacturing facility, in accordance with the terms of the contract, for a revised purchase price of $4,262,000. As of May 31, 1996, the contract has been substantially completed. A final retainer of approximately $250,000 is expected to be collected in fiscal 1997 upon completion and inspection of certain contract terms. This contract accounted for substantially all of the Company's revenues in 1996 and 1995.

Subsequent to May 31, 1996, the Company signed a second contract with Al Afandi for $389,250. This contract is expected to be completed during the first two quarters of fiscal 1997.

5 -  Leases

During fiscal 1994, the Company moved its operations to Phoenix, Arizona. The Company leases its office and operations facility under a one-year lease agreement. The lease, which expired on May 15, 1996, has been extended to November 15, 1996. The renewed lease agreement requires monthly rental payments of $9,438. In addition to its facilities, the Company will, from time-to-time, lease certain equipment to be used in its operations. Rental expense for all operating leases amounted to approximately $117,820 and $113,200 for the years ended May 31, 1996 and 1995, respectively.

6 -  Net Loss Per Share

During fiscal 1996, the Company executed a reverse stock split of 1 for 100 shares. Consequently, net loss per share is based upon the weighted average shares of the Company's common shares outstanding during each year giving retroactive recognition to an appropriate equivalent change in common shares for 1996 and 1995. Securities whose conversion, exercise, or other contingent issuance have the effect of decreasing the loss per share amount for the periods, have been excluded from the computation.

7 -  Income Taxes

Alpha and its subsidiaries have tax net operating loss carryforwards of approximately $12,016,000 available to reduce future federal income taxes, which, unless applied, begin expiring in 1999.
                                                         11

                  ALPHA SOLARCO INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Continued)

7 -   Income Taxes (Continued)

At May 31, 1996, the deferred tax asset to be recorded on the Company's financial statements as a result of the net operating loss carryforwards is approximately $3,965,000. Due to the probable inability of the Company to utilize these net operating losses before they expire, a reserve against this deferred tax asset of an equal amount has been established at May 31, 1996. This represents an increase in the reserve of $65,000 from the prior year.

8 -  Stock Options and Warrants

All outstanding options and warrants were converted prior to the reverse stock split in fiscal 1996.

In July, 1995, the Company entered into a stock repurchase agreement with certain shareholders and board members. In exchange for their lending monies to the Company and/or to forbear from demanding repayment of previous loans, the Company agreed that, upon written demand, it will repurchase their stock at prices set forth in the agreement. Should the Company be unable to pay the amount due, it has agreed to deliver a demand promissory note collateralized by the Company's stock of Alpha Manufacturing Group, Inc. or other collateral acceptable to the shareholders.

9 -  Subsequent Events

In August, 1996, the Company completed the acquisition of Cyber Real Estate, Inc., a Nevada Corporation. To consummate the acquisition, the Company exchanged 625,000 shares of its common stock in exchange for 9,000,000 shares of common stock (approximately 83% interest) of Cyber Real Estate. The combination will be accounted for as a purchase and, accordingly, the results of operations of the acquired business will be included in the consolidated statements as of August 31, 1996.

Cyber Real Estate, whose inception was on February 2, 1996, is a development stage real estate company whose sole operations consist of owning and operating a building in DeKalb, Illinois. Audited financial statements as of and for the period ended March 31, 1996, showed assets of $1,096,377, consisting of land and building, stockholders' equity of $813,126, and a net loss of $12,874, consisting of depreciation and other operating expenses. There were no revenues for that period.

Pro forma data has not been prepared due to Cyber Real Estate's lack of operations.