Form 10QSB
period 1996-08-31
ALPHA SOLARCO INC
filed 1996-10-04
CIK 312257

SECURITY AND EXCHANGE COMMISSION

                        Washington. D. C. 20549

                              FORM 10-Q SB


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended August 31, 1996 Commission File No. D-9376


                              ALPHA SOLARCO INC.
       (Exact name of registrant as specified in its charter)


           Colorado                     31-0944136
(State or other jurisdiction         (I.R.S. Employer
 of incorporation or organization)   Identification No.)


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

                       Yes  x    No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                 Number of Shares
         Class               Outstanding as of 08/31/96

No Par Value Common Stock            4,885,052

                     ALPHA SOLARCO INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                       August 31, 1996 and May 31, 1996
                                   (Unaudited)

                                           August 31,
                                              1996           May 31,
                                           (Unaudited)        1996   (A)
ASSETS
Current assets:
 Cash and Cash equivalents               $      2,610    $        50
 Subscription receivable                      128,000        201,250
 Accounts receivable:
  Trade                                       366,837        254,337
  Employees                                     1,000          1,000
 Prepaid expenses                              23,956          1,536
                                            ---------        -------
   Total current assets                       522,403        458,173

Property and equipment, at cost:
 Land                                          97,500         25,000
 Machinery and equipment                      416,202        392,579
 Furniture and fixtures                        94,738         94,098
 Leasehold improvements                        27,894         27,894
 Buildings                                  1,151,309        107,898
 Computer equipment                            20,056         20,056
                                            ---------       --------
                                            1,807,699        667,525
                                            ---------       --------
  Less accumulated depreciation              (504,329)      (494,323)
                                            ---------       --------
                                            1,303,370        173,202
                                            ---------       --------
Property and equipment held for sale          424,750        549,750
Note receivable - officer                      47,899         47,699
Investment in Chinese Joint Venture            89,650         89,650
Investment in CyberAmerica, Inc.              365,625        372,000
Investment in TAC, Inc.                       781,200
Other assets                                   25,733         21,434
                                            ---------    -----------
                                            1,734,857      1,080,533
                                            ---------    -----------
                                         $  3,560,630    $ 1,711,908
                                          ===========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt       $      8,553    $     8,553
 Notes payable                                452,150        227,149
 Accounts payable                             533,034        591,977
 Accrued liabilities                           34,504         18,500
 Billings in excess of contract revenue       130,382
                                           ----------     -----------
   Total current liabilities                1,158,623        846,179
                                           ----------     -----------
Long-term debt, less current portion           52,099         52,627
Minority interest in Cyber Solectric          155,184

Stockholders' equity:
 Common stock, without par value:
   200,000,000
  shares authorized and 4,885,052
   and 2,770,048
  shares issued and outstanding,
   respective1y                             6,445,241     14,787,416
 Accumulated deficit                      (14,244,142)   (13,974,314)
 Accumulated loss in investments               (6,375)
                                           ----------    -----------
                                            2,194,724        813,102
                                           ----------    -----------
   Total liabilities and stockholders'
    equity                               $  3,560,630    $ 1,711,908

   (A) May 31, 1996 amounts are from the Company's audited financial statements.

See accompanying notes.


               ALPHA SOLARCO INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                           (Unaudited)

                                 3 Months Ended August 31,
                                    1996            1995
Revenues:
 Net Sales                     $   39,618      $   288,133
 Interest                                               12
 Other income                       7,243            9,467
                                ---------       ----------
                                   46,861          297,612
                                ---------       ----------
Costs and expenses:
 Cost of Sales                     94,178          193,671
 General and administrative       219,885          284,108
 Interest                          10,817            1,470
                                ---------       ----------
                                  324,880          479,249

 Loss before minority interest   (278,019)        (181,637)
 Minority share of loss in
  Cyber Solectric, Inc.             8,191
                                ---------       ----------
 Net income (loss)             $ (269,828)     $  (181,637)
                                =========       ==========
 Net income (loss) per share   $    (0.06)     $     (0.17)

See accompanying notes.


                      ALPHA SOLARCO INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)

                                            3 Months Ended August 31,
                                                1996            1995
Cash flows from operating activities:
 Net income (loss)                          $  (269,828)    $  (181,637)
                                             ----------     -----------
 Adjustments to reconcile net gain
   (loss) to net cash used in
   operating activities:
 Minority interest in net income (loss)          (8,191)
 Depreciation and amortization                   10,006          84,146

 Decrease (increase) in:

  Accounts receivable                          (112,500)            650
  Prepaid expenses                              (22,420)           (265)
  Other assets                                  120,502            (762)

 Increase (decrease) in:
  Accounts payable                              (58,943)         94,087
  Billings in excess of contract revenue        130,382
                                               --------     -----------
   Net cash used in operating activities       (210,992)         (3,781)
                                               --------     -----------
Cash flows from investing activities:
 Capital expenditures                           (24,263)
                                               --------     -----------
   Net cash provided (used by) investing        (24,263)
                                               --------     -----------
Cash flow from financing activities:
 Net proceeds from issuance of common stock,
  stock options and warrants                    165,093
 Subscription receivable                         73,250
 Repayments of notes payable and
  long-term debt                                   (528)
                                               --------     -----------
   Net cash provided by financing activities    237,815
                                               --------     -----------
   Net change in cash and cash equivalent         2,560          (3,781)

Cash and cash equivalents:
   Beginning of period                               50           2,002
                                               --------      ----------
   End of period                            $     2,610     $   ( 1,779)
                                               ========      ==========
See Non Cash Table for Investments and Acquisitions not requiring cash.

See accompanying notes.


                ALPHA SOLARCO INC. AND SUBSIDIARIES

                          NON CASH TABLE
                            (Unaudited)

The Company exchanged its stock for an investment in TAC, Inc.
valued at $781,200.
The Company recognized a loss in its investment in CyberAmerica, Inc. of $6,375.
The Company converted a note payable of $50,000 for stock.
The Company exchanged its stock for an 80% ownership interest in Cyber Solectric valued at $660,800. See below.

                  Acquisition of Cyber Solectric, Inc.

   Assets:
   Land                                 $     72,500
   Building                                1,043,411
                                         -----------
                                        $  1,115,911
                                         ===========
   Liabilities:
   Accounts Payable                     $     39,863
   Accrued Liabilities                        16,004
   Note Payable                              275,000
                                         ------------
                                             330,867
   Equity:
   Common Stock                                1,825
   Contribution to Capital                   824,175
   Net profit (loss)                         (40,956)
                                         -----------
                                             785,044
                                         -----------
                                        $  1,115,911
                                         ===========
See accompanying notes.



                     ALPHA SOLARCO INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Unaudited

1.  Summary of significant accounting policies

Consolidation

The consolidated financial statements include the accounts of Alpha, its wholly-owned subsidiaries, Alpha Solarco Inc. of Ohio ("Alpha of Ohio"), Alpha Manufacturing Group, Inc.("AMG"), Solectric Corporation (Solectric"),Cyber Solectric (formerly Cyber Real Estate), and MSEPG Solar Power Corporation ("Solar Corporation"). Intercompany accounts and transactions have been eliminated.

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


Investments

The Company accounts for its investments quarterly and recognizes gains and losses on its portfolio based upon the market price on the last trading day of the quarter.

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



2.  Joint Venture Agreement

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

Under the terms of the Joint Venture, QHD owns a 65% equity
interest in exchange for a cash contribution of $2,400,000; Alpha
Ohio owns a 35% equity interest in exchange for an in-kind
contribution of $650,000 in the form of equipment, and $750,000 in the form of a technology transfer, and Sun owns a 5% equity interest in exchange for a nominal in-kind contribution of
$200,000.   To date, no operations have transpired and management
has no definitive date as to when operations will commence.

3.  Marketable securities

In August, the Company completed the acquisition of Cyber Solectric (formerly Cyber Real Estate, Inc., a Nevada Corporation.
 To consummate the acquisition, the Company exchanged 625,000 shares of its common stock in exchange for 9,000,000 shares of common stock (approximately 83% interest) of Cyber Solectric.
The combination was accounted for as a purchase and is included in
the consolidated statements as of August 31, 1996.   Cyber
Solectric is a development stage real estate company whose sole operations consist of owning and operating a building in DeKalb, Illinois.

In August, the Company also exchanged 500,001 shares of common
stock  for 200,000 shares of TAC, Inc. a Utah corporation.    This
represents approximately two percent of the shares of TAC.   TAC
owns a  warehouse in Salt Lake City occupied by a NAPA franchise.

4.  Notes Payable

Notes payable represent amounts due private investors of the Company who lent funds primarily to provide working capital to keep the companies operational and for the acquisition of AMG. The notes, which are unsecured, are repayable at various times during the next year and bear interest at rates upward to 10%. The acquisition of Cyber Solectric included a note payable of $275,000, this note is being re-negotiated.

5.Uncompleted Contracts

On June 7, 1996 the Company entered into a $389,250 manufacturing and sales contract with the Skylight Corporation. The contract calls for Alpha to provide to Skylight a solar panel manufacturing
facility.   Cost, estimated earnings, and billings on the contract
are summarized below:

                    Cost incurred          $17,760
                    Estimated earnings      21,858
                                            ------
                                            39,618
                    Billings to date       170,000
                                           -------
                    Billings in excess of
                    contract revenues     $130,382
                                           =======


6.  Leases

Prior to the end of fiscal 1994, the Company moved its operations to Phoenix, Arizona. In anticipation of the move, the Company entered into a one-year lease agreement expiring May 15, 1995 (extended to November 15,1996) for its office and operations facility. The lease, which contains an option to renew for four successive one-year terms, requires monthly rental payments of $9,438.

7.  Net Income (Loss) Per Share

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

10.  Common Stock

During the quarter ended August 31, 1996 changes in the number of shares outstanding were as follows:


Shares outstanding at May 31, 1996              2,770,048

Shares issued for the investment in               500,001
      TAC, Inc.
Shares issued for the purchase of
     Cyber Solectric                              625,000
Shares issued though overseas
     private placement                            960,003
                                                ---------
Shares outstanding at August 31, 1996           4,885,052


                        ALPHA SOLARCO INC.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Quarter Ended August 31, 1996 as Compared to the Year ended May
31, 1996.

On August 31, 1996, on a consolidated basis, Alpha Solarco has cash and short term investments of $2,610 as compared to $50 as of May 31, 1996. This change was a result of additional contribution of capital during the current fiscal year. Also on August 31, 1996 Alpha Solarco has shareholders' equity of $2,407,224 and total assets of $3,773,130 as compared to shareholders' equity of $813,102 and total assets of $1,711,908 as of May 31, 1996. This is primarily attributable to the acquisition of Cyber Solectric, an investment in TAC, Inc., a note payable of $50,000 converted to stock, and additional equity capital raised during the three months ended August 31, 1996.

Normal overhead expenses will continue to burden Alpha Solarco and can be expected to decrease its liquidity. Consequently, Alpha Solarco has been seeking additional capital from various sources, including additional contributions to capital and arranging new debt financing.

Accounts payable were $533,034 and $591,977 as of August 31, 1996 and May 31, 1996, respectively. This change was not unusual in the ordinary course of business.

Current notes payable were $452,150 and $227,149 as of August 31, 1996 and May 31, 1996, respectively. This increase was primarily due to the acquisition of Cyber Solectric and an accompanying note payable of $275,000.


RESULTS OF OPERATIONS

Quarter Ended August 31, 1996 as Compared to the Quarter Ended
August 31, 1995.

For the quarter ended August 31, 1996, Alpha Solarco recognized revenue of $46,861 which is a result of net sales and other income. In the quarter the Skylight Corporation contract had income recognized of approximately $39,618. Alpha Solarco experienced a net loss of $269,828 or $.06 per share compared to a net loss for the same period one year earlier of $181,637 or $.17 per share, due primarily to a reduction in sales to $39,618 from
$288,133.   The per share decrease is due primarily to an increase
in shares issued and outstanding.

The total consolidated costs and expenses for the quarter ended August 31, 1996 were $324,880 compared to $479,249 for the same period one year earlier. The change in cost and expenses is due to reduced overhead spending and reduced expenditures on the Saudi contract as it nears completion.



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


                                  ALPHA SOLARCO INC.


                                 /s/ Edward C. Schmidt
Date:  10/3/96                   Edward C. Schmidt, President



                                 /s/ Edward C. Schmidt
Date: 10/3/96                    Edward C. Schmidt, Treasurer