Form 10QSB
period 1996-11-30
ALPHA SOLARCO INC
filed 1997-01-23
CIK 312257

SECURITY AND EXCHANGE COMMISSION

                     Washington. D. C. 20549

                            FORM 10-Q SB


             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended November 30, 1996 Commission File No. D-9376


                        ALPHA SOLARCO INC.
       (Exact name of registrant as specified in its charter)


       Colorado                             31-0944136
__________________________________________________________________
(State or other jurisdiction              (I.R.S. Employer
 of incorporation or organization)         Identification No.)



510 East University Drive, Phoenix, Arizona    85004
__________________________________________________________________
(Address of principal executive offices)     (Zip Code)


Registrant's telephone number,
including area code:                               (602) 252-3055



Indicate by check mark whether the registrant (1) has filed all reports required to be filed in Section 13 or 15(d) of the Security Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes   x                     No
        _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                                             Number of Shares
         Class                          Outstanding as of 11/30/96

No Par Value Common Stock                        4,885,052







                    ALPHA SOLARCO INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                     November 30, 1996 and May 31, 1996
                               (Unaudited)

                                        November 30,
                                            1996       May 31,
                                        (Unaudited)   1996 (A)
ASSETS
Current assets:
 Cash and Cash equivalents           $      3,706  $         50
 Subscription receivable                        0       201,250
 Accounts receivable:
  Trade                                   261,471       254,337
  Employees                                 1,000         1,000
 Prepaid expenses                           1,515         1,536
                                           _______     ________
   Total current assets                   267,692       458,173
                                                       ________

Property and equipment, at cost:
 Land                                      97,500        25,000
 Machinery and equipment                  510,449       392,579
 Furniture and fixtures                    96,232        94,098
 Leasehold improvements                    45,634        27,894
 Buildings                              1,135,398       107,898
 Computer equipment                        20,056        20,056
                                         __________     _______
                                        1,905,269       667,525
                                         __________     _______
  Less accumulated depreciation          (525,901)     (494,323)
                                         __________     _______
                                        1,379,368       173,202
                                         __________    ________


Property and equipment held for sale      457,250       549,750
Note receivable - officer                  50,233        47,699
Investment in Chinese Joint Venture        89,650        89,650
Investment in CyberAmerica, Inc.          253,125       372,000
Investment in TAC, Inc.                   225,000
Investment in Cyber Solectric, Inc.
 Goodwill net of $62,460 amortization   1,186,654
Other assets                               21,020        21,434
                                        _________     _________
                                        2,282,932     1,080,533
                                        _________    ___________
                                     $  3,929,992   $ 1,711,908
                                       ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt   $    12,966    $     8,553
 Notes payable                           452,150        227,149
 Accounts payable                        455,476        591,977
 Accrued liabilities                      39,774         18,500
 Billings in excess of contract revenue   23,299
                                         _______       ________
  Total current liabilities              983,665        846,179
                                         _______       ________

Long-term debt, less current portion      47,082         52,627
Minority interest in Cyber Solectric     794,598

Stockholders' equity:
  Common stock,
    without par value: 200,000,000
    shares authorized and 4,885,052
    and 2,770,048
    shares issued and outstanding,
    respectively                       7,190,616     14,787,416
 Accumulated deficit                 (14,410,894)   (13,974,314)
 Accumulated loss in investments        (675,075)
                                     -----------    ------------
                                       2,104,647        813,102
                                     -----------    ------------
  Total liabilities and
     stockholders' equity            $ 3,929,992    $ 1,711,908
                                      ==========    ============

   (A) May 31, 1996 amounts are from the Company's audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.



ALPHA SOLARCO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

                               6 Months Ended November 30,
                                 1996         1995
Revenues:
 Net Sales                    $   211,501  $   949,066
 Interest                                           12
 Other income:                                  45,837
  Rental income                    17,964
  Disposal of excess equipment     32,595
                                 --------     --------
                                  262,060      994,915
                                 --------     --------
Costs and expenses:
 Cost of Sales                    184,783      463,713
 General and administrative       533,127      300,327
 Interest                          21,593        2,302
                                 --------      -------
                                  739,503      766,342
                                 --------      -------
 Gain (Loss) before minority
   interest                      (477,443)     228,573
 Minority share of loss in
  Cyber Solectric, Inc.            40,863
                                ----------  ----------
 Net income (loss)            $  (436,580) $   228,573
                                =========== ==========
 Net income (loss) per share  $     (0.09) $      0.12
                                =========== ==========
The accompanying notes are an integral part of these condensed financial statements.

ALPHA SOLARCO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

                                 Six Months Ended November 30,
                                               1996         1995
Cash flows from operating activities:
 Net income (loss)                      $  (436,580)   $  228,573

 Adjustments to reconcile net gain
  (loss) to net
  cash used in operating activities:
 Minority interest in net income (loss)     (25,881)
 Depreciation and amortization               94,038       179,488
 Elimination of convertible note             50,000        (5,700)

 Decrease (increase) in:

  Accounts receivable                        (7,134)     (100,770)
  Prepaid expenses                               21          (264)
  Other assets                                  414        (7,861)

 Increase (decrease) in:
  Accounts payable                         (136,501)      (42,048)
  Accrued liabilities                        21,274       (24,500)
  Billings in excess of contract revenue     23,299      (407,793)
                                           --------      ---------
   Net cash used in operating activities   (417,050)     (180,875)
                                           --------      ---------
Cash flows from investing activities:
 Capital expenditures                                      (1,332)
                                           --------      ---------
   Net cash provided (used by) investing
    activities                                    0        (1,332)
                                           --------      ---------
Cash flow from financing activities:
 Net proceeds from issuance of common stock,
  stock options and warrants                      0       850,711
 Purchase of stock from shareholders                     (376,235)
 Proceeds from notes payable and long term
    debt                                                   67,663
 Subscription receivable                    201,250
 Repayments of notes payable and long-term
   debt                                     219,456      (361,668)
                                           --------     ----------
   Net cash provided by financing
     activities                             420,706       180,471
                                           --------     ----------
   Net change in cash and cash equivalents    3,656        (1,736)

Cash and cash equivalents:
   Beginning of period                           50         2,002
                                           --------     ---------
   End of period                        $     3,706    $      266
                                           ========     =========

See Non Cash Table for Investments and Acquisitions not requiring cash

The accompanying notes are an integral part of these condensed financial statements.



ALPHA SOLARCO INC. AND SUBSIDIARIES
NON CASH TABLE
(Unaudited)

The Company exchanged its stock for an investment in TAC, Inc.
valued at $781,200.
The Company recognized a loss in its investments of $675,075. The Company converted a note payable of $50,000 for stock.
The Company exchanged its stock for an 80% ownership interest in Cyber Solectric.
 valued at $1,250,000.


  The accompanying notes are an integral part of these condensed financial statements.


   ALPHA SOLARCO INC. AND SUBSIDIARIES

   CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            (Unaudited)

                                      Quarter ended
                                      November 30,
                                   1996         1995

Revenues:
 Net Sales                     $ 171,883      $660,933
Other income:                                   36,370
 Rental income                    17,964
 Disposal of excess equipment     25,352
                                 --------     ---------
                               $ 215,199      $697,303
                                 --------     ---------

Costs and expenses:
 Cost of Sales                 $  90,605       170,042
 General and administrative      313,242       115,566
 Advertising and promotion                         653
 Research and development
 Interest                         10,776           832
                                --------      --------
                               $ 414,623       287,093
                                --------      --------
Gain (Loss) before
  minority interest            $(199,424)     $410,210
                               ---------      --------
Minority share of loss in
  Cyber Solectric, Inc.           32,672
                               ---------      --------
Net income (loss)              $(166,752)     $410,210
                               ==========     ========

Net income (loss) per share        (0.03)        $0.38

The accompanying notes are an integral part of these condensed financial statements.


                              ALPHA SOLARCO INC.


            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

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

     Depreciation

     The Company computes depreciation using the straight-line and accelerated methods, based on the estimated useful lives of the depreciable assets, as follows:

          Buildings                        40 years
          Machinery and equipment          3 - 7 years
          Goodwill                         10 years
          Furniture and fixture            5 - 10 years
          Leasehold improvements           Life of the improvement
                                           or the lease term,
                                           whichever is shorter

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

     The Company's ability to continue its existence is currently dependent upon its ability to attract additional capital to booster cash flow and its ability to obtain additional technology
transfer contracts.   In addition, management is pursuing the
acquisition of some operating companies in an attempt to establish stable revenues and cash flows.

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


5.   Uncompleted Contracts

     On June 7, 1996 the Company entered into a $389,250
manufacturing and sales contract with the Skylight Corporation.
The contract calls for Alpha to provide to Skylight a solar panel
manufacturing facility.   Cost, estimated earnings, and billings
on the contract are summarized below:

Cost incurred                 $104,180
Estimated earnings             102,521
                               -------
                               206,701
Billings to date               230,000
                              --------
Billings in excess of
 contract revenues            $ 23,299
                              ========


6.   Leases

     Prior to the end of fiscal 1994, the Company moved its operations to Phoenix, Arizona. In anticipation of the move, the Company entered into a one-year lease agreement expiring May 15, 1995 (extended to November 15, 2001) for its office and operations facility. The lease, which contains an option to renew for four successive one-year terms, requires monthly rental payments of $9,700.

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

10.  Common Stock

      During the quarter ended November 30, 1996 changes in the number of shares outstanding were as follows:


         Shares outstanding at May 31, 1996    2,770,048

         Shares issued for the investment in     500,001
          TAC, Inc.
         Shares issued for the purchase of
          Cyber Solectric                        625,000
         Shares issued though overseas
          private placement                      960,003
                                               ---------
         Shares outstanding at
           November 30, 1996                   4,885,052



11.   NASDAQ Delisting

  The Company's stock was delisted November 12, 1996 by NASDAQ.
Our asset base and stockholder's equity dropped below the $2,000,000 and $1,000,000 limits set by NASDAQ as of May 31, 1996.
NASDAQ disallowed certain assets obtained by stock swap in the Quarter that ended August 31, 1996.

                               ALPHA SOLARCO INC.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Quarter Ended November 30, 1996 as Compared to the Year ended May
31, 1996.

     On November 30, 1996, on a consolidated basis, Alpha Solarco has cash and short term investments of $3,706 as compared to $50 as of May 31, 1996. This change was a result of selling assets and additional contribution of capital during the current fiscal year. Also on November 30, 1996 Alpha Solarco has shareholders' equity of $2,104,647 and total assets of $3,929,992 as compared to shareholders' equity of $813,102 and total assets of $1,711,908 as of May 31, 1996. This is primarily attributable to the acquisition of Cyber Solectric, an investment in TAC, Inc., a note payable of $50,000 converted to stock, and additional equity capital raised during the six months ended November 30, 1996.

     Normal overhead expenses will continue to burden Alpha
Solarco and can be expected to decrease its liquidity.
Consequently, Alpha Solarco has been seeking additional capital from various sources, including additional contributions to capital and arranging new debt financing.

     Accounts payable were $455,476 and $591,977 as of November
30, 1996 and May 31, 1996, respectively. This change was not unusual in the ordinary course of business.

     Current notes payable were $452,150 and $227,149 as of November 30, 1996 and May 31, 1996, respectively. This increase was primarily due to the acquisition of Cyber Solectric and an accompanying note payable of $275,000.


RESULTS OF OPERATIONS

Quarter Ended November 30, 1996 as Compared to the Quarter Ended
November 30, 1995.

     For the quarter ended November 30, 1996, Alpha Solarco recognized revenue of $215,199 which is a result of net sales and other income. In the quarter the Skylight Corporation contract had income recognized of approximately $167,083. Alpha Solarco experienced a net loss of $166,752 or $.03 per share compared to a net income for the same period one year earlier of $410,210 or $.38 per share, due primarily to a reduction in sales to $171,883
from $660,933.   The per share decrease is due primarily to an
increase in shares issued and outstanding and lack of new contracts.

     The total consolidated costs and expenses for the quarter ended November 30, 1996 were $414,623 compared to $287,093 for the same period one year earlier. The change in cost and expenses is an increase in overhead due to Cyber Solectric.

     AS INDICATED BY THE FOREGOING STATEMENT, INVESTMENT IN THE COMPANY STOCK SHOULD ONLY BE MADE BY THOSE PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT. THE PRICE AT WHICH THE COMPANY STOCK WILL BE TRADED IN THE OVER-THE-COUNTER MARKET IS NOT NECESSARY INDICATIVE OF THE ACTUAL OR UNDERLYING VALUE OF SUCH SHARES. THE COMPANY'S FUTURE PROSPECTS ARE EXTREMELY UNCERTAIN AND THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL REMAIN A VIABLE BUSINESS ENTITY IN THE FUTURE.

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


                                    ALPHA SOLARCO INC.



Date:  1/20/97                      /s/ Edward C. Schmidt
                                    Edward C. Schmidt, President



Date:  1/20/97                      /s/ Edward C. Schmidt
                                    Edward C. Schmidt, Treasurer