Form 10QSB
period 1997-02-28
ALPHA SOLARCO INC
filed 1997-04-21
CIK 312257

SECURITIES AND EXCHANGE COMMISSION

                            Washington. D. C. 20549

                                FORM 10-Q SB


                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended February 28, 1997  Commission File No. D-9376


                              ALPHA SOLARCO INC.
            (Exact name of registrant as specified in its charter)


         Colorado                          31-0944136
(State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)


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

    Yes  x   No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                                  Number of Shares
         Class             Outstanding as of February 28, 1997

No Par Value Common Stock             4,676,719



ALPHA SOLARCO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
February 28, 1997 and May 31, 1996
(Unaudited)


                                         February 28
                                            1997         May 31,
                                         (Unaudited)       1996
(A)
ASSETS
Current assets:
 Cash and Cash equivalents             $      5,129  $         50
 Subscription receivable                                  201,250
 Accounts receivable:
  Trade                                     309,989       254,337
  Employees                                   2,500         1,000
 Prepaid expenses                             1,515         1,536
                                          ---------     ----------
   Total current assets                     319,133       458,173
                                          ---------     ----------
Property and equipment, at cost:
 Land                                        97,500        25,000
 Machinery and equipment                    412,673       392,579
 Furniture and fixtures                      96,232        94,098
 Leasehold improvements                      45,634        27,894
 Buildings                                1,135,398       107,898
 Computer equipment                          20,056        20,056
                                          ---------     ----------
                                          1,807,493       667,525
                                          ---------    -----------
  Less accumulated depreciation             (533,564)      (494,323)
                                          ---------    -----------
                                          1,273,929       173,202
                                         ----------      ---------
Property and equipment held for sale        457,250       549,750
Note receivable - officer                    52,133        47,699
Investment in Chinese Joint Venture          89,650        89,650
Investment in CyberAmerica, Inc.             45,000       372,000
Investment in TAC, Inc.                     187,600
Investment in Cyber Solectric, Inc.
    Goodwill net of $124,920 amortization 1,124,194
Other assets                                 21,020        21,434
                                          ---------     ----------
                                          1,976,847     1,080,533
                                         ----------     ---------
                                       $  3,569,909  $  1,711,908
                                         ==========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt     $      9,437  $      8,553
 Notes payable                            3,179,569       227,149
 Accounts payable                           273,519       591,977
 Accrued liabilities                         78,797        18,500
                                          ---------    ----------
   Total current liabilities              3,541,322       846,179
                                          ---------    ----------
Long-term debt, less current portion         47,082        52,627
Minority interest in Cyber Solectric        794,598

Stockholders' equity:
 Common stock, without par value:
 200,000,000
 shares authorized and 4,676,719
 and 2,770,048
 shares issued and outstanding,
 respectively                            14,690,616    14,787,416
 Accumulated deficit                     (14,583,109)  (13,974,314)
 Accumulated loss in investments           (920,600)
                                        -----------    ----------
                                           (813,093)      813,102
                                        -----------    ----------
  Total liabilities and stockholders'
   equity                              $  3,569,909  $  1,711,908
                                        ===========   ===========

   (A) May 31, 1996 amounts are from the Company's audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.




ALPHA SOLARCO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
                              Nine Months Ended February 28,

                                  1997           1996
Revenues:
 Net Sales                    $   280,934   $   1,082,901
 Interest                                              12
 Other income:                                     53,179
  Rental income                    25,195
  Disposal of excess equipment     32,595
                               ----------  --------------
                                  338,724       1,136,092
                               ----------  --------------
Costs and expenses:
 Cost of Sales                    230,477         603,175
 General and administrative       736,312         476,555
 Interest                          21,593           5,287
                               ----------  --------------
                                  988,382       1,085,017
                               ---------   --------------
 Gain (Loss) before minority
   interest                     (649,658)          51,075
 Minority share of loss in
  Cyber Solectri, Inc.            40,863
                               ---------   --------------
 Net income (loss)            $ (608,795)   $      51,075
                               =========   ==============
 Net income (loss) per share      ($0.13)   $        0.04
                              ==========   ==============

The accompanying notes are an integral part of these condensed financial statements.

ALPHA SOLARCO INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
                                                 Nine Months Ended February 28,
                                                       1997           1996
Cash flows from operating activities:
 Net income (loss)                                $  (608,795)   $   51,075

 Adjustments to reconcile net gain (loss) to net
  cash used in operating activities:
 Minority interest in net income (loss)               (25,881)
 Depreciation and amortization                        156,498       263,634
 Elimination of convertible note                       50,000        (5,700)

 Decrease (increase) in:

  Accounts receivable                                 (57,152)     (312,725)
  Prepaid expenses                                         21          (264)
  Other assets                                            414        (4,148)

 Increase (decrease) in:
  Accounts payable                                   (318,458)      (14,710)
  Accrued liabilities                                  60,297        18,795
  Billings in excess of contract revenue                    0      (327,983)
                                                    ---------      ---------
   Net cash used in operating activities             (743,056)     (332,026)
                                                    ---------      ---------
Cash flows from investing activities:
 Capital expenditures                                                (1,332)
   Net cash provided (used by) investing
    activities                                              0        (1,332)

Cash flow from financing activities:
 Net proceeds from issuance of common stock,
  stock options and warrants                          201,250     1,009,111
 Purchase of stock from shareholders                               (376,235)
 Proceeds from notes payable and long term debt                      67,663
 Repayments of notes payable and long-term debt       546,885      (355,158)
                                                     ---------     ----------
   Net cash provided by financing activities          748,135       345,381
                                                     ---------     -----------
   Net change in cash and cash equivalents              5,079        12,023

Cash and cash equivalents:
   Beginning of period                                     50         2,002
                                                     --------      -----------
   End of period                                  $     5,129    $   14,025
                                                    =========      ===========



See Non Cash Table for Investments and Acquisitions not requiring cash

The accompanying notes are an integral part of these condensed financial statements.

              ALPHA SOLARCO INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (Unaudited)

                                         Quarter ended
                                         February 28
                                    1997           1996

Revenues:
 Net Sales                        $  69,433      $ 133,835
Other income:                                        7,342
 Rental income                        7,231
                                    -------       --------
                                  $  76,664      $ 141,177
                                    --------      --------

Costs and expenses:
 Cost of Sales                    $  45,694        139,462
 General and administrative         203,185        176,049
 Advertising and promotion                             179
 Interest                                            2,985
                                   --------       --------
                                  $ 414,623        318,675
                                   --------       --------
Gain (Loss) before minority
  interest                        $(337,959)     $(177,498)
                                   --------      ---------
Minority share of loss in
  Cyber Solectric, Inc.              40,863
                                   --------      ---------
Net income (loss)                 $(297,096)      (177,498)
                                   =========     ==========
Net income (loss) per share            (.06)         (0.10)

  The accompanying notes are an integral part of these condensed financial statements.


ALPHA SOLARCO INC. AND SUBSIDIARIES

NON CASH TABLE
(Unaudited)

The Company exchanged its stock for an investment in TAC, Inc.
valued at $781,200.
The Company recognized a loss in its investments of $920,600. The Company converted a note payable of $50,000 for stock.
The Company exchanged its stock for an 80% ownership interest in Cyber Solectric.
 valued at $1,250,000.
The Company signed a note payable for $2,500,000 for puts.

  The accompanying notes are an integral part of these condensed financial statements.



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

Cost of sales includes all direct material and labor costs and those related to contract performance, such as indirect costs related to contract performance, such as indirect labor, supplies, tools, etc. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability nay result in revisions to cost, and income, which are recognized in the period in which revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions and change orders are accounted for as changes in estimates in thr current period.



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

4.  Notes Payable

Notes payable represent amounts due private investors of the Company who lent funds primarily to provide working capital to keep the companies operational and for the acquisition of AMG. The notes, which are unsecured, are repayable at various times during the next
year and bear interest at rates upward to 10%.   The acquisition of
Cyber Solectric included a note payable of $275,000, this note is being re-negotiated. Notes totalling $2,500,000 were issued to
various members of the Dennehy family on the call of puts.    The
Company will receive 208,333 shares of stock in the treasury.


5.  Uncompleted Contracts

On June 7, 1996 the Company entered into a $389,250 manufacturing and sales contract with the Skylight Corporation. The contract calls for Alpha to provide to Skylight a solar panel manufacturing
facility.   Cost, estimated earnings, and billings on the contract
are summarized below:

Cost incurred                          $133,543
Estimated earnings                      131,416
                                       --------
                                        206,701
Billings to date                        230,000
                                       --------
Contract revenue in excess of billing  $ 34,959
                                       ========


6.  Leases

Prior to the end of fiscal 1994, the Company moved its operations to Phoenix, Arizona. In anticipation of the move, the Company entered into a one-year lease agreement expiring May 15, 1995 (extended to
November 15, 2001) for its office and operations facility.  The lease, which contains an option to renew for four successive one-year terms,
requires monthly rental payments of $9,700.   The
Company entered into a sub-lease of the Phoenix building with
Skylight Holding Co. with Skylight paying the lease payment of
$9,700.   The sub-lease is for five years ending November 15, 2001.

7.  Net Income (Loss) Per Share

At its annual meeting on November 15, 1995, Alpha s shareholders approved a 1:100 reverse stock split. Net gain (loss) per share is based upon the weighted average shares of the Company's common stock outstanding during each year, after giving effect to the reverse stock split. Securities whose conversion, exercise or other contingent issuance have the effect of decreasing the loss per share amount for the periods have been excluded from the computation.

10.  Common Stock

During the quarter ended November 30, 1996 changes in the number of shares outstanding were as follows:


Shares outstanding at May 31, 1996               2,770,048

Shares issued for the investment in                500,001
          TAC, Inc.
Shares issued for the purchase of
     Cyber Solectric                               625,000
Shares issued though overseas
     private placement                             960,003
 Treasury shares to be returned                   (208,333)
                                                 ---------
Shares outstanding at February 28, 1997          4,676,719


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

                    ALPHA SOLARCO INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Quarter Ended February 28, 1997 as Compared to the Year ended May
31, 1996.

On November 30, 1996, on a consolidated basis, Alpha Solarco has cash and short term investments of $5,129 as compared to $50 as of May 31, 1996. This change was a result of selling assets and additional contribution of capital during the current fiscal year. Also on February 28, 1997 Alpha Solarco has shareholders' equity of $(813,093) and total assets of $3,569,909 as compared to shareholders' equity of $813,102 and total assets of $1,711,908 as of May 31, 1996. This is primarily attributable to the acquisition of Cyber Solectric, an investment in TAC, Inc., a note payable of $50,000 converted to stock, and additional equity capital raised
during the six months ended November 30, 1996.   Shareholders'
equity decreased due to the Dennehy puts of $2,500.000.

Normal overhead expenses will continue to burden Alpha Solarco and can be expected to decrease its liquidity. Consequently, Alpha Solarco has been seeking additional capital from various sources, including additional contributions to capital and arranging new debt financing.

Accounts payable were $273,519 and $591,977 as of February 28, 1997 and May 31, 1996, respectively. This change was not unusual in the ordinary course of business.

Current notes payable were $3,179,569 and $227,149 as of February
28, 1997 and May 31, 1996, respectively. This increase was primarily due to the acquisition of Cyber Solectric and an accompanying note payable of $275,000 and the Dennehy puts of $2,500,000.


RESULTS OF OPERATIONS

Quarter Ended February 28, 1997 as Compared to the Quarter Ended
February 29, 1996.

For the quarter ended February 28, 1997, Alpha Solarco recognized revenue of $76,664 which is a result of net sales and other income. In the quarter the Skylight Corporation contract had income recognized of approximately $58,258. Alpha Solarco experienced a net loss of $297,096 or $.06 per share compared to a net loss for the same period one year earlier of $177,498 or $.10 per share, due
primarily to a reduction in sales to $76,664 from $141,177.   The
per share decrease is due primarily to an increase in shares issued and outstanding and lack of new contracts.

The total consolidated costs and expenses for the quarter ended
February 28, 1997 were $414,623 compared to $318,675 for the same period one year earlier. The change in cost and expenses is an increase in overhead due to Cyber Solectric.

Additional Capital Needs-Hindrance/Continued Operation.

Alpha Solarco must raise additional capital in order to continue business. At present efforts to raise additional capital are hindered by the Demand Notes held by the families of two directors, Charles and Wilson Dennehy. The family has made claims that $2.5 million is owed to them and they have demanded the Company Technology as collateral. Under the terms of this agreement, the Dennehys may convert this debt into stock after January 14, 1998. This in effect would give the Dennehys at least 30% (possible 80%) control of the Company and they would have the same amount of stock as prior to the 100:1 reverse split in November of 1995 as well as cause a minimum 50% (possible 400%) dilution of the current shareholders value. Management does not agree with this claim by the Dennehy's which is under review by our auditors and legal counsel. There is a high probability that the president (key man) of the Company will resign if this problem is not resolved by the end of May, 1997. An offer for removing the Dennehy brothers from the Board of Directors and buying their claim of technology as collateral, and returning it to the Company, is being considered by a U.S. Company. Investors are being made aware of this problem since this would seriously effect the future value of the Company stock. Any investor should be prepared to lose his entire investment in the event that Alpha Solarco can no longer continue operations.


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


                                       ALPHA SOLARCO INC.



Date: 4/18/97                       /s/ Edward C. Schmidt, President
                                   Edward C. Schmidt, President



Date: 4/18/97                    /s/ Edward C. Schmidt, Treasurer
                                  Edward C. Schmidt, Treasurer