Form 10KSB
period 2004-12-31
ALPHA SOLARCO INC
filed 2005-09-28
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(MARK ONE)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-9376

INNOVATIVE FOOD HOLDINGS, INC.
(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

FLORIDA	20-116776
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

1923 TRADE CENTER WAY, SUITE ONE
NAPLES, FLORIDA	34109
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (239) 596-0204

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

COMMON STOCK, NO PAR VALUE

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The number of shares outstanding of the issuer's common stock is 94,942,037 as of September 9, 2005. The aggregate market value of the voting and non-voting stock held by nonaffiliates was approximately $5,675,266 as of September 9, 2005, based upon a closing price of $0.09 for the issuer’s common stock on such date.

The Issuer’s revenues for the fiscal year ended December 31, 2004 were $4,669,267.

INNOVATIVE FOOD HOLDINGS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-KSB
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

ITEMS IN FORM 10-KSB

FORWARD LOOKING INFORMATION
MAY PROVE INACCURATE

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO US THAT ARE BASED ON THE BELIEFS OF MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO US. WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," “SHOULD,” AND "EXPECT" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO US, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING THOSE DESCRIBED IN THIS ANNUAL REPORT ON FORM 10-KSB. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED OR EXPECTED. WE DO NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

PART I

ITEM 1. Description of Business

Our History

We were initially formed in June 1979 as Alpha Solarco Inc., a Colorado corporation. In between then and February 2003, we were either inactive or involved in discontinued business ventures. We changed our name to Fiber Application Systems Technology, Ltd. in February 2003. In February 2004, we changed our state of incorporation by merging into Innovative Food Holdings, Inc. (IVFH), a Florida shell corporation. As a result of the merger we changed our name to that of Innovative Food Holdings, Inc. In February 2004 we also acquired Food Innovations, Inc., a Delaware corporation, for 25,000,000 shares of our common stock.

Our Operations

Our business is currently conducted by our subsidiary which was incorporated in Delaware on January 9, 2002. Since its incorporation our subsidiary has been in the business of providing premium restaurants with the freshest origin-specific perishables and specialty products directly from our network of vendors within 24 hours. Our customers include restaurants, hotels, country clubs, national chain accounts, casinos, and catering houses.

Our Products

We distribute over 3,000 perishable and specialty food products, including origin-specific seafood, domestic and imported meats, exotic game and poultry, artisanal cheeses, caviar, wild and cultivated mushrooms, micro-greens, heirloom and baby produce, organic farmed and manufactured food products, estate-bottled olive oils and aged vinegars. We are constantly adding other products that food distributors cannot effectively warehouse, including organic products and specialty grocery items. We offer our customers access to the best food products available nationwide, quickly and cost-effectively. Some of our best-selling items include:

•	Seafood - Alaskan wild king salmon, Hawaiian sashimi-grade ahi tuna, Gulf of Mexico day-boat snapper, Chesapeake Bay soft shell crabs, New England live lobsters, Japanese hamachi
•	Meat & Game - Prime rib of American kurobuta pork, dry-aged buffalo tenderloin, domestic lamb, Cervena venison, elk tenderloin
•	Produce - White asparagus, baby carrot tri-color mix, Oregon wild ramps, heirloom tomatoes
•	Poultry - Grade A foie gras, Hudson Valley quail, free range and organic chicken, airline breast of pheasant
•	Specialty - Truffle oils, fennel pollen, prosciutto di Parma, wild boar sausage
•	Mushrooms - Fresh morels, Trumpet Royale, porcini powder, wild golden chanterelles
•	Cheese - Maytag blue, buffalo mozzarella, Spanish manchego, Italian gorgonzola dolce

In 2004 seafood accounted for 33% of sales, meat and game accounted for 26% of sales, specialty items accounted for 18% of sales, produce accounted for 11% of sales, cheese accounted for 6% of sales, and miscellaneous other products accounted for 6% of sales.

Customer Service and Logistics

Our “live” chef-driven customer service department is available by telephone every weekday, from 7 a.m. to 7 p.m., Florida time. The team is made up of four chefs experienced in all aspects of perishable and specialty products. By employing chefs to handle customer service, we are able to provide our customers with extensive information about our products, including:

•	Flavor profile and eating qualities
•	Recipe and usage ideas
•	Origin, seasonality, and availability
•	Cross utilization ideas and complementary uses of products

Our logistics team tracks every package to ensure timely delivery of products to our customers. The logistics manager receives tracking information on all products ordered, and packages are monitored from origin to delivery. In the event that delivery service is interrupted, our logistics department begins the process of expediting the package to its destination. The customer is then contacted before the expected delivery commitment time allowing the customer ample time to make arrangements for product replacement or menu changes. Our logistics manager works directly with our suppliers to ensure our strict packaging requirements are in place at all times.

Chef Advisory Board

In addition to our in-house chefs, we rely upon the assistance of our Chef Advisory Board.

Chef Joseph Amendola
Chef Joe Amendola was the American Culinary Federation Chef of the Year for 2002. With over sixty years of experience, Chef Amendola is world renowned as more than a culinary professional. He is the author of The Bakers Manual, Understanding Baking, Ice Carving Made Easy, Professional Baking and Practical Cooking, and Baking for Schools and Institutions, all of which are used in culinary institutes around the world. For over forty years he served as senior vice president, acting president, director of development, dean of students, and baking instructor at the Culinary Institute of America in Hyde Park, NY. During that period more than 25,000 persons were graduated from that chef training institute. He has served the CIA as ambassador since 1989.

Chef Don Pintabona
Chef Pintabona graduated from the Culinary Institute of America in 1982. He worked under such chefs as Nishitani in Osaka, Japan; Georges Blanc in Vonnes, France; and Charles Palmer in New York. He sought out the most unusual local foodstuffs and then developed his own style of contemporary American cuisine. Last year, Chef Pintabona published his own book entitled The Tribeca Grill Cookbook: Celebrating Ten Years of Taste. He currently teaches a special course at the Cornell School of Hotel Management. He has been a frequent guest Chef on ABC’s “Good Morning America,” he also has been on the Food Network’s “Cooking Live” television shows and has been featured in Bon Appétit, Gourmet, GQ, Nation’s Restaurant News, and the New York Times.

Chef Bob Ambrose
Chef Ambrose is a graduate of the Culinary Institute of America and has been employed in the hospitality industry for over 20 years. During his career Chef Ambrose received invitations to cook at many James Beard functions, including The World Gourmet Summit in Singapore. Following his career in hospitality, Chef Ambrose served as a Sales Manager for LaBelle Farms, one of our preferred suppliers. He now owns Bella Bella Gourmet Foods.

Relationship with U.S. Foodservice

In 2003, Next Day Gourmet, L.P., a subsidiary of US Foodservice (USF), a food distributor with annual sales of $20 billion, contracted our subsidiary to handle the distribution of over 3,000 perishable and specialty food products to USF’s customers. Such products are difficult for regular food distributors to manage profitably and keep in warehouse stock due to their perishable nature and limited market. Under this arrangement with Next Day Gourmet there is no need for USF to warehouse, or for us to take possession of the products because they are shipped directly from the source to the end user. Through USF’s sales associates, our products are available to USF customers nationwide, ensuring superior freshness and extended shelf life. Our relationship with USF gives us the benefit of a national sales force and an existing customer base. Supported by our team of customer service chefs, USF has the benefit of increasing sales to its existing customers and opening new accounts. The current contract with USF expires in September 2006.  Our sales through USF’s sales force generated gross revenues for us of $3,772,162 in the year ended December 31, 2004 and $2,649,257 in the eight-month period ended August 31, 2005. Those amounts contributed 85% and 82% respectively of our total sales in those periods.

Growth Strategy

Restaurant food sales continue to grow, both in total dollars spent (from $295 billion in 1995 to over $475 billion projected for 2005) and in share of the food dollar spent in the United States (from 25% in 1955 to 47% projected for 2005), according to the National Restaurant Association website (www.restaurant.org).

For our continued growth within the food industry we rely heavily on the availability to our customers of our chefs’ culinary skills and sales available through our relationship with USF.

In addition to attempting to grow our current business (FII), we are also looking to grow laterally in the food industry generally and are looking into the possibility of acquiring a food manufacturer and/or a restaurant. We have no specific plans at this point, nor do we know how we would finance any such acquisition. We anticipate that, given our current cash flow situation, any acquisition would involve the issuance of additional shares of our common stock. No acquisition will be consummated without thorough due diligence. No assurance can be given that we will be able to identify and successfully conclude negotiations with any potential target.

Competition

While we face intense competition in the marketing of our products and services, it is our belief that there is no other single company in the United States that offers such a broad range of quality chef driven perishables for delivery in 24 to 48 hours. Our primary competition is from local meat and seafood purveyors that supply a limited local market and have a limited range of products. However, many of our competitors are well established, have reputations for success in the development and marketing of these types of products and services and have significantly greater financial, marketing, distribution, personnel and other resources. These financial and other capabilities permit such companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors such as us, to enter into new markets and introduce new products and services.

Insurance

We maintain a general liability insurance policy with a per occurrence limit of $1,000,000 and aggregate policy covering $2,000,000 of liability. In addition, we have non-owned automobile personal injury coverage with a limit of $1,000,000. Such insurance may not be sufficient to cover all potential claims against us and additional insurance may not be available in the future at reasonable costs.

Government Regulation

Various federal and state laws currently exist, and more are sure to be adopted, regulating the delivery of fresh food products. However, our business plan does not require us to deliver fresh food products directly, as third-party vendors ship the products directly to our customers. We require all third-party vendors to maintain $2,000,000 liability insurance coverage and compliance with Hazard Analysis and Critical Control Point (HACCP), an FDA- and USDA-mandated food safety program. Any changes in the government regulation of delivering of fresh food products that hinders our current ability and/or cost to deliver fresh products, could adversely impact our net revenues and gross margins and, therefore, our profitability and cash flows could be adversely affected.

Employees

We currently employ 14 full-time employees, including 7 chefs and 3 executive officers. We believe that our relations with our employees are satisfactory. None of our employees are represented by a union.

How to Contact Us

Our executive offices are located at 1923 Trade Center Way, Suite One, Naples, Florida 34109, our Internet address is www.foodinno.com, and our telephone number is (239)596-0204.

RISK FACTORS

Our auditors express doubt about our ability to continue as a going concern. The report of Bernstein & Pinchuk LLP, independent auditors, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern. We have incurred significant losses from operations in 2003 and 2004 resulting in working capital and stockholders' deficits for those years. A 'going concern' explanatory paragraph could have a material adverse effect on the terms of any bank financing or capital we may seek. See Note 1 of Notes to Consolidated Financial Statements.

We have a limited operating history. We have a limited operating history. Businesses which are starting up or are in their initial stages of development present substantial business and financial risks and may suffer significant losses from which they cannot recover. We will face all of the challenges of a new and expanding business enterprise, including but not limited to, engaging the services of qualified support personnel and consultants, establishing budgets and implementing appropriate financial controls and internal operating policies and procedures.

We may be unable to manage our growth. Our strategy for growth is focused on (1) continued enhancements to our existing business model; (2) offering a broader range of services and products; and (3) affiliating with additional vendors and distribution channels through possible joint ventures. Pursuing this strategy presents a variety of challenges. We may not experience an increase in our services to our existing customers, and we may not be able to achieve the economies of scale, or provide the business, administrative and financial services, required to sustain profitability from servicing our existing and future customer base.

Should we be successful in our expansion efforts, the expansion of our business would place further demands on our management, operational capacity and financial resources. To a significant extent, our future success will be dependent upon our ability to maintain adequate financial controls and reporting systems to manage a larger operation and to obtain additional capital upon favorable terms. There can be no assurance that we will be able to successfully implement our planned expansion, finance its growth, or manage the resulting larger operations. In addition, there can be no assurance that our current systems, procedures or controls will be adequate to support any expansion of our operations. Our failure to manage our growth effectively could have a material adverse effect on our business, financial condition and results of our operations.

We have only limited capital and we may need additional capital. We presently do not have sufficient operating capital. The amount of capital available to us may be limited, and may not be sufficient to enable us to fully continue our business operations without securing additional funds. If we do not have sufficient capital resources, our growth could be limited unless we are able to obtain capital through additional equity or debt financings. Accordingly, additional financing may be required to meet our objectives and to provide working capital for expanding our marketing capabilities. We can give no assurance that we will be able to obtain such financing on attractive terms, if at all. It may also be necessary to amend our certificate of incorporation to increase the number of shares authorized.

We have no intention of paying dividends. At present we do not intend to pay cash dividends on our Common Stock.

Limited liability of officers and directors. We have adopted provisions in our articles of incorporation and bylaws which limit the liability of our officers and directors and provide for indemnification by us of our officers and directors to the full extent permitted by Florida law. Our corporate governance documents generally provide that our officers and directors shall have no personal liability to us or our stockholders for monetary damages for breaches of their fiduciary duties as officers and directors, except for breaches of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which an officer or director derives an improper personal benefit. Such provisions substantially limit our shareholders’ ability to hold officers and directors liable for breaches of fiduciary duty, and may require us to indemnify our officers and directors.

Insofar as indemnification for liability arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than our payment of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Uncertain market acceptance for our products and services. Our attainment of profitability and future growth will depend upon broad acceptance by chefs of our services. We believe that there are over 350,000 potential commercial customers for our services nationwide. These estimates are largely qualitative and our estimation is based on discussions with our strategic partners, industry insiders, investors, advisors, venture capitalists and accountants. While we may have success with our initial sales goals this by itself is not evidence that a market of sufficient size or receptivity exists to assure our business objectives, which would leave us in debt and/or unable to operate.

Our business is sensitive to general economic conditions. The risks associated with our business, including but not limited to our liquidity, are more acute in any economic slowdown or recession. Demand for high-quality culinary products can be adversely affected by periods of economic slowdown or recession when the public tends to seek less expensive dining alternatives than those included in the products we sell.

We have competition. We compete against other providers, some of which sell their services globally, and some of these providers have considerably greater resources and abilities than we have. These competitors may have greater marketing and sales capacity, established distribution networks, significant goodwill and global name recognition. Furthermore, it may become necessary for us to reduce our prices in response to competition. This could impact our ability to be profitable.

We are dependent upon the efforts of our management. Our success will depend to a significant degree upon the involvement of our management, who will be in charge of our strategic planning and operations. Our officers, directors and consultants have extensive business, legal, financial services, technology and sales and marketing experience, all of which will be essential to our success. However, we may need to attract and retain additional talented individuals in order to carry out our business objectives. The competition for such persons could be intense and there are no assurances that these individuals will be available to work for us.

Our marketing strategy is untested. Our marketing strategy is based upon increased industry awareness of the services and specialty food products we offer, through advertising, promotions and public relations programs. We can give no assurance that such strategy is sufficiently aggressive to compete against larger, better-funded competitors.

Our success depends on our acceptance by the chef community. The chef community may not embrace our products. Acceptance of our services will depend on several factors, including: cost; product freshness; convenience; timeliness; strategic partnerships and reliability. Any of these factors could have a material adverse effect on our business, results of operations and financial condition. We also cannot be sure that our business model will gain wide acceptance among chefs. If the market fails to continue to develop, or develops more slowly than we expect, our business, results of operations and financial condition will be adversely affected.

We rely upon outside suppliers and shippers. Shortages in supplies of the products we sell may impair our ability to provide our services. Our suppliers are independent and we cannot guarantee their future ability to source the products that we sell. Many of our products are wild-caught, and we cannot guarantee their availability in the future. Unforeseen strikes and labor disputes may result in our inability to deliver our products in a timely manner. Since our customers rely on us to deliver their orders within 48 hours, delivery delays could significantly harm our business.

We are and may be subject to regulatory compliance and legal uncertainties. Changes in government regulation and supervision or proposed Department of Agriculture reforms could impair our sources of revenue and limit our ability to expand our business. In the event any future laws or regulations are enacted which apply to us, we may have to expend funds and/or alter our operations to insure compliance.

Health concerns could affect our success. We require our vendors to produce current certification that the vendor is H.A.C.C.P. compliant, and a current copy of their certificate of liability insurance. However, unforeseen health issues concerning food may adversely affect our sales and our ability to continue operating our business.

ITEM 2. Description of Property

We lease approximately 2800 square feet of space at 1923 and 1925 Trade Center Way, Naples, Florida, all of which is currently used for our principal executive offices and sales operations. Our leases expire on July 31, 2006 and October 31, 2006. We pay an aggregate base rent of $2998 per month for that space.

ITEM 3. Legal Proceedings

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Prices for our common stock is quoted in the Pink Sheets. Since March 2004, our common stock has traded under the symbol "IVFH". Prior thereto, our common stock traded under the symbol "FBSN". 94,942,037 shares of common stock were outstanding as of September 15, 2005. The following table sets forth the high and low sales prices of our common stock as reported in the Pink Sheets for each full quarterly period within the two most recent fiscal years.

	HIGH	LOW
Fiscal Year Ending December 31, 2005
First Quarter	$0.044	$0.005
Second Quarter	0.089	0.018

Fiscal Year Ended December 31, 2004
First Quarter	$3.800	$0.500
Second Quarter	0.709	0.279
Third Quarter	0.489	0.040
Fourth Quarter	0.055	0.007

Fiscal Year Ended December 31, 2003
First Quarter	$40,625.04	$200.00
Second Quarter	40,625.00	0.600
Third Quarter	3.00	0.200
Fourth Quarter	3.00	0.600

The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. They have also been adjusted to reflect the effect of historical reverse splits.

Security Holders

On June 15, 2005, there were approximately 5,480 record holders of our common stock. In addition, we believe there are numerous beneficial owners of our common stock whose shares are held in "street name."

Dividends

We have not paid dividends during the two most recently completed fiscal years, and have no current plans to pay dividends on our common stock. We currently intend to retain all earnings, if any, for use in our business.

Recent Sales and Other Issuances of Our Equity Securities

We have funded the operating losses we incurred in 2005 and in and prior to 2004 by sales, in private placements, of our equity securities. The equity securities we sold included 48,700,000 shares of our common stock, convertible notes in the aggregate amount of $2,011,176, of which $788,176 have been converted to 12,410,000 shares of our common stock and $1,223,000 (which are convertible into an additional 224,600,000 shares of our common stock) are still outstanding. To some of those lender investors we also issued five year warrants to purchase an aggregate of an additional 201,300,000 shares of our common stock at exercise prices ranging from $0.005 to $0.01265 per share. In that period we have also issued 25,000,000 shares of our common stock to acquire our wholly-owned subsidiary which conducts our only business operation, and an aggregate of 4,650,000 shares as compensation to our executive officers (3,800,000 shares to Joe DiMaggio, Jr., and 850,000 shares to Z. Zackary Ziakas), an aggregate of 3,000,000 shares as compensation to our directors (1,000,000 shares to Joel Gold, 1,000,000 shares to Michael Ferrone and 1,000,000 shares to Joe DiMaggio, Jr.) and an aggregate of 1,025,000 shares as compensation to our other employees.

The issuance of these shares, convertible notes and warrants were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), for the following reasons:

(a)
28,810,000 shares, convertible notes in the aggregate principal amount of $2,011,176 and warrants to purchase 201,300,000 shares, were exempt pursuant to the provisions of Rule 506 of Regulation D since all the purchasers were accredited investors;

(b)	31,300,000 shares were exempt pursuant to the provisions of Section 4(2) of the Act as a transaction not involving a public offering;

(c)	29,000,000 shares were exempt pursuant to Rule 504 of Regulation D, and

(d)	5,675,000 shares which were bonuses to employees were exempt because no sale of securities were involved.

Derivative Securities Currently Outstanding

Convertible notes that we have issued in the aggregate principal amount of $1,223,000 which are currently outstanding, if converted in full, will result in our issuance of an additional 244,600,000 shares of common stock at a conversion rate of $0.005 per share. The table below sets forth the total number of shares of our common stock issuable upon the exercise of our outstanding warrants.

Class	Exercise Price	Number of Shares of Common Stock
Class A	$0.01265	122,000,000
Class B	0.0121	30,500,000
Class C	0.0005	48,800,000

	Total:	201,300,000

The contingently issued shares mentioned above, totaling 445,900,000, together with the outstanding shares exceed the number of shares authorized.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not currently have any equity compensation plans.

ITEM 6. Management’s Discussion and Analysis

Some of the matters discussed in this section contain forward-looking statements and information relating to us that are based on the current beliefs and expectations of management, as well as assumptions made by and information currently available to us. When used in this section, and elsewhere in this Form 10-KSB, the words "anticipate", "believe", "estimate", “should” and "expect" and similar expressions, as they relate to us are intended to identify forward-looking statements. Such statements reflect the current views of our management with respect to future events and are subject to certain risks, uncertainties and assumptions, which could cause the actual results to differ materially from those reflected in the forward-looking statements.

Cautionary Statements

The following are cautionary statements made pursuant to the Private Securities Litigation Reform Act of 1995 in order for the Company to avail itself of the “safe harbor” provisions of the Reform Act. The discussions and information in this document may contain both historical and forward-looking statements. To the extent that the document contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, inability to attract prospective new customers or retain existing customers, resulting in a declining revenue base, intense competition, including entry of new competitors and services, adverse federal, state and local government regulation, unexpected costs and operating deficits, lower sales and revenues than forecast, default on leases or other indebtedness, loss of supplies, price increases for capital, supplies and materials, inadequate capital and/or inability to raise financing, the risk of litigation and administrative proceedings involving the Company and its employees, higher than anticipated labor costs, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company’s operating results and financial condition, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this or in other reports issued by the Company.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto, as well as all other related notes, and financial and operational references, appearing elsewhere in this document.

Overview

In the future we may purchase or start new business operations, including food manufacturing, retail outlets and restaurants.

Background

From our inception in 1979 (under the name "Alpha Solarco, Inc.") through February 2004, we were either involved in discontinued operations or were an inactive shell. In February 2004, through the acquisition of our wholly-owned subsidiary, we conducted the business of national food distribution using third-party shippers.

Transactions With a Major Customer

Transactions with a major customer and related economic dependence information is set forth (1) following our discussion of Liquidity and Capital Resources, (2) in our discussion of Critical Accounting Policy and Accounting Estimate Discussion and (3) under the heading Transactions with Major Customers in Note 8 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Our net revenues for each of the fiscal years ended December 31, 2004 and 2003 were $4,669,267 and $2,129,317, respectively. Management believes that this increase of approximately 120% was primarily due to the increase in the number of divisions of United Food Services through which our products were sold.

The following table sets forth for the periods indicated the percentage of net revenues represented by the certain items reflected in our statement of operations:

Year ended December 31,

	2004	2003

Net Revenue	100.00%	100.00%
Cost of Goods Sold	(82.78%)	(72.96%)

Gross Margin	17.22%	27.04%
Selling, general and administrative expenses	(48.46%)	(60.34%)
Interest expense	(1.13%)	(2.79%)
Income tax expense	0.01%	0.06%

Net Loss	(32.38%)	(36.15%)

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2004 and 2003, respectively. This discussion may contain forward looking-statements that involve risks and uncertainties. Our actual results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue increased by $2,539,950, or 119%, to $4,669,267 for the year ended December 31, 2004 from $2,129,317 in the prior year. A substantial portion of the increase was attributable to an increase of approximately $806,000 in sales of meats and game, and an increase of approximately $594,000 in sales of specialty food products. The addition of cheeses to our product offering was responsible for an additional $267,000 in sales. Our other additional sales of approximately $873,000 were generated by our current core business, through the addition of new seafood products and improved marketing. We expect seafood and meat sales to continue to represent a substantial part of our revenue in the future. Nevertheless, we continue to assess the potential of new revenue sources from the manufacture and sale of proprietary food products and will implement that strategy if we deem it beneficial to us.

Any changes in the food distribution operating landscape that materially hinders our current ability and/or cost to deliver our fresh produce to our customers could potentially cause a material impact on our net revenue and gross margin and, therefore, our profitability and cash flows could be adversely affected.

2004 did not include any revenue related to proprietary products, but we do expect such products to sell during 2005, resulting from the marketing of our products under the “Chef Joe DiMaggio” label as well as private labels.

See "Transactions with Major Customers" and the Securities and Exchange Commission's ("SEC") mandated FR-60 disclosures following the "Liquidity and Capital Resources" section for a further discussion of the significant customer concentrations, loss of significant customer, critical accounting policies and estimates, and other factors that could affect future results.

Our cost of revenues during the years ended December 31, 2004 and 2003 are primarily comprised of (1) cost of goods sold (82.8% and 73.0%, respectively), (2) selling expenses (19.8% and 23.7%, respectively), and (3) general and administrative expenses (31.2% and 40.1%, respectively). Cost of sales on a consolidated basis increased $2,311,526, or 149%, to $3,865,131 for the year ended December 31, 2004, from $1,553,605 in the year ended December 31, 2003. One reason for this increase was a 120% increase in sales when compared to the year ended December 31, 2003.

Consolidated gross margin as a percentage of net revenue was 17.2% during the year ended December 31, 2004, compared to 27.0% in the year ended December 31, 2003, representing an absolute percentage point decrease of 9.8%. This decrease was primarily due to expenses incurred in various food shows promoting the company and its products. In 2004 such expenses were not reimbursed by our major customer.

Selling expenses increased by approximately $403,000, or 85%, from approximately $477,000 to approximately $880,000 for the years ended December 31, 2003 and 2004, respectively. The increase was attributable to increases of approximately $335,000 in sales payroll due to the addition of sales associates and the use of field sales representatives, plus approximately $68,000 in additional sales commissions.

General and Administrative expenses ("G&A") increased by approximately $574,000, or 71%, when comparing G&A of approximately $808,000 and $1,382,000 for the years ended December 31, 2003 and 2004, respectively. The increase was attributable to corporate overhead, with such cost increase including (i) professional fees incurred in the address matters relating to our past compliance with corporate and securities laws and regulations, and (ii) other non-allocable G&A.

Bad debt expense, which is included in general and administrative expenses, increased by approximately $49,000, from approximately $16,000 in 2003 to approximately $65,000 in 2004. As a percentage of overall sales, bad debt expense increased from 0.079% in 2003 to 1.46% in 2004, an increase of 306%.

We continuously evaluate the collectibility of trade receivables by reviewing such factors as deterioration of the results of operations and the financial condition or bankruptcy filings of our customers. As a result of this review process, we record bad debt provisions to adjust the carrying amount of the receivables to their realizable value. Provisions for bad debts are also recorded resulting from the review of other factors, including (a) length of time the receivables are past due, (b) historical experience and (c) other factors obtained during collection efforts. If the circumstances relating to any specific customers change adversely, our provision for bad debts would be changed accordingly.

Other Income

Other Income increased by approximately $115,000, from approximately $116,000 to approximately $231,000 for the year ended December 31, 2004.

The primary factors contributing to the net increase is the growth of the FII Logistics program, through which we provide services including the tracking and expediting of overnight shipping for some of our vendors and other customers. We do not expect this income to change significantly in the future.

Provision For Income Taxes

Our effective income tax rate is a result of the combination of federal income taxes at statutory rates, and state taxes, subject to the effects of valuation allowances taken against the "realizability" of deferred tax assets. We recorded income tax expense of $537 for the year ended December 31, 2004 on pre-tax loss of $1,511,687. This equates to an effective tax rate of approximately 0%. This effective tax rate is similar to our historically recognized tax rate and was net of a substantial valuation allowance to deferred tax debits (See Note 10 to the financial statements). We had similarly computed income tax expense of $1,126 for the year ended December 31, 2003 on a pre-tax loss of approximately $768,521.

Liquidity and Capital Resources

Our financial and liquidity position remained weak as exhibited by our cash, cash equivalents, short-term marketable securities and marketable equity securities of $28,011 at December 31, 2004. Cash, cash equivalents, short-term marketable securities and equity securities were $44,131 at December 31, 2003. This decrease of $16,120 was the net result of cash used in operating activities of $952,451, capital expenditures of $111,644 net of $1,047,975 generated in interest and financing activities.

Historically, our primary cash requirements have been used to fund the cost of operations, with additional funds having been used in promotion and advertising and in connection with the exploration of new business lines.

Under current operating plans and assumptions, management believes that projected cash flows from operations and available cash resources will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. Currently, we do not have any material long-term obligations other than those described in Notes 5 and 9 included in the financial statements included in this report, nor have we identified any long-term obligations that we contemplate incurring in the near future. As we seek to increase our sales of perishables, as well as identify new and other consumer oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

Transactions With Major Customers

During the year ended December 31, 2004, we had one major customer, U.S. Foodservice, that accounted for $3,772,162, or 85%, of our sales. Approximately $252,833, or 78%, of our consolidated net accounts receivable was owed to us by such major customer as of December 31, 2004. Approximately $191,036, or 75%, of our accounts receivable was owed to us by such major customer as of December 31, 2003. Of our remaining approximately 66 active customers in the year ended December 31, 2004, no other single customer contributed 1% or more to our net revenue.

We continue to conduct business with U.S. Food Services.

Critical Accounting Policy and Accounting Estimate Discussion

In accordance with the Securities and Exchange Commission's (the "Commission") Release Nos. 33-8040; 34-45149; and FR-60 issued in December 2001, referencing the Commission's statement "regarding the selection and disclosure by public companies of critical accounting policies and practices", we have set forth in Note 2 of the Notes to Consolidated Financial Statements what we believe to be the most pervasive accounting policies and estimates that could have a material effect on our results of operations and cash flows if general business conditions or individual customer financial circumstances change in an adverse way relative to the policies and estimates used in the attached financial statements or in any "forward looking" statements contained herein.

ITEM 7. Financial Statements

Table of Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Innovative Food Holdings, Inc.
Naples, Florida

We have audited the accompanying balance sheets of Innovative Food Holdings, Inc and subsidiary as of December 31, 2004 and the related statements of operations, shareholders' deficiency, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred significant losses from operations since its inception and has a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bernstein & Pinchuk LLP

Certified Public Accountants

New York, New York
April 27, 2005

Innovative Food Holdings, Inc. and Subsidiary
Consolidated Balance Sheet
December 31, 2004

ASSETS

Current Assets
Cash	$28,011
Accounts receivable, net of allowance for doubtful accounts	325,498
Inventory	4,664
Total Current Assets	358,173

Property and equipment - at cost, net of
accumulated depreciation and amortization	119,706
$477,879

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$593,765
Accrued taxes and expenses	40,026
Loan payable bank	46,521
Convertible notes payable - current maturities	515,000
Total Current Liabilities	1,195,312

Convertible notes payable	113,000
Loan payable stockholder	19,000

Stockholders' Deficiency
Common stock, $0.0001 par value; 500,000,000 shares authorized
72,992,037 shares issued and outstanding	7,299
Preferred stock authorized 10,000,000 shares, none issued.	-
Additional paid-in capital	1,830,578
Accumulated deficit	(2,687,310)
(849,433)
$477,879

The accompanying notes are an integral part of the financial statements

Innovative Food Holdings, Inc. and Subsidiary
Consolidated Statements of Operations

	Years ended December 31,
	2004	2003

Revenues
Sales	$4,437,838	$2,013,171
Other income	231,429	116,146
	4,669,267	2,129,317

Costs and expenses
Cost of goods sold	3,865,131	1,553,605
Selling expenses	880,266	476,988
General and administrative expenses	1,382,491	808,054
	6,127,888	2,838,647

Loss before interest expense and
income tax expense	(1,458,621)	(709,330)

Interest expense	(53,067)	(59,191)
Loss before income tax expense	(1,511,688)	(768,521)

Income tax expense	(537)	(1,226)
NET LOSS	$(1,512,225)	$(769,747)

Net loss per share - basic and diluted	$(0.04)	$(0.02)

The accompanying notes are an integral part of the financial statements.

Innovative Food Holdings, Inc. and Subsidiary Consolidated Statements of Stockholders' Deficiency

	Common Stock				Additional	Accumulated
	Unrestricted	Restricted	Total	Amount	Paid-in Capital	Deficit

Balance at December 31, 2002	-	-	-	$-	$100	$(405,338)

Net loss	-	-	-	-	-	(769,747)

Balance at December 31, 2003	-	-	-	-	100	(1,175,085)

To eliminate common stock of subsidiary shown
as paid-in capital in prior year	-	-	-	-	(100)	-
Outstanding shares at time of merger	157,037	-	157,037	15	-	-
Shares issued by prior Board	14,000,000	-	14,000,000	1400	568,575	-
Shares issued to acquire subsidiary	-	25,000,000	25,000,000	2,500	241,648	-
Shares issued in settlement of bridge loan	-	1,000,000	1,000,000	100	70,576	-
Shares issued for services	-	6,000,000	6,000,000	600	14,400	-
Conversion of convertible notes	-	3,910,000	3,910,000	391	717,109	-
Bonuses to employees	-	100,000	100,000	10	24,440	-
Stock issued for services rendered	15,000,000	-	15,000,000	1,500	148,500	-
Bonuses to employees	-	1,025,000	1,025,000	103	8,610	-
Bonuses to board members	-	6,800,000	6,800,000	680	36,720	-
Net loss	-	-	-	-	-	(1,512,225)

Balance at December 31, 2004	29,157,037	43,835,000	72,992,037	$7,299	$1,830,578	$(2,687,310)

Innovative Food Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Years ended December 31,
	2004	2003

Cash flows from operating activities
Net loss	$(1,512,225)	$(769,747)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	69,164	42,464
Stock issued during merger	150,015	-
Stock issued to acquire subsidiary	244,148	-
Stock issued for services	165,000	-
Stock issued as bonuses to employees and board members	70,563	-
Changes in assets and liabilities
Accounts receivable	(60,482)	(82,899)
Inventory	(4,664)	3,880
Accounts payable and accrued expenses	136,695	288,890
Notes and loans payable	(210,665)	39,398
Net cash used in operating activities	(952,451)	(478,014)

Cash flows from investing activities
Acquisition of property and equipment	(111,644)	(81,190)
Net cash used in investing activities	(111,644)	(81,190)

Cash flows from financing activities
Proceeds from issuance of long-term-debt	628,000	788,176
Proceeds from sale of stock	419,975	-
Payment of loans from stockholders	-	(241,018)
Net cash provided by financing activities	1,047,975	547,158

NET DECREASE IN CASH AND CASH
EQUIVALENTS	(16,120)	(12,046)
Cash and cash equivalents at beginning of year	44,131	56,177
Cash and cash equivalents at end of year	28,011	44,131

Supplemental cash flow disclosures:
Interest paid (a)	$2,047	$-

Income taxes paid	$739	$-

(a) Interest expense of $24,517 was accounted for when notes were converted to shares during 2004.

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's significant losses from operations in fiscal 2003 and 2004 and working capital and stockholders' deficiencies at April 27, 2005 could impact the Company's ability to meet its obligations as they become due. Short-term liquidity concerns were alleviated in January and February 2005, when the Company received $417,000 from the issuance of securities (see Note 9 - Subsequent Events). The Company, to enhance its long-term liquidity, in fiscal 2005 has significantly reduced the number of its personnel, reduced expenditures relating to participation in food shows, and significantly raised its gross margin on sales. The Company's future long-term liquidity will be materially dependent on its subsidiary’s ability to increase its market penetration.

NOTE 2 Nature of Activities and Significant Accounting Policies

Nature of Business: Innovative Food Holdings Inc. is the parent company of Food Innovations Inc., of which it owns 100%. The activities of the business are accounted for by the equity method. The parent/subsidiary relationship commenced in February 2004. Food Innovations, Inc. is in the business of providing premium white tablecloth restaurants with the freshest, origin specific perishable products direct from its network of vendors to the back door within 48 hours.

Basis of Presentation: The Consolidated Financial Statements reflect the operations of Food Innovations Inc. a provider of wholesale, origin specific perishable and specialty products as a continuing operation

A summary of the Company’s significant accounting policies follows:

Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation: The Consolidated Financial Statements include the accounts of Innovative Food Holdings Inc., and its operating subsidiary, which is wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

Revenue recognition: The Company recognizes revenue upon shipment of the product from the vendor. Shipping and handling costs incurred by the Company are included in cost of goods sold.

Cash and cash equivalents: For purpose of reporting cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of credit risk: Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivable. The Company places its cash with high quality financial institutions because at times it may exceed the FDIC $100,000 insurance limit.

Trade receivables: Trade receivables are carried at the original charge amount less any estimated amount made for doubtful receivables, if any, based on a review of all outstanding amounts on a quarterly basis. Management determines the allowance for doubtful accounts, by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The accounts receivable were assigned as security in February 2005. An allowance for doubtful accounts of $65,000 has been recorded to anticipate possible losses.

Inventories: A small amount of inventory is held at cost.

Property and Equipment: Property and equipment is stated at cost. Depreciation is computed based on estimated useful lives of office equipment 5 years; computer equipment and software 3 years, using the straight-line method and the declining balance method.

Income Taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

RECENT ACCOUNTING PRONOUNCEMENTS

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.

On December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, (FIN-46R), primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46, Consolidation of Variable Interest Entities that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. While FIN-46R modifies or clarifies various provisions of FIN-46, it also incorporates many FASB Staff Positions previously issued by the FASB.

In December 2004, the FASB issued a revision of FASB Statement No. 123, “Accounting for Stock-based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.

This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

This statement focuses primarily on accounting transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers” Accounting for Employee Stock Ownership Plans.” For public entities that file as small business issuers - as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company has not participated in such transactions in the current period nor it has plans to do so in the near future but will adopt the provisions of this statement if and when it applies to any future transactions.

NOTE 3 Earnings Per Share

In Accordance with SFAS No. 128 “Earnings Per Share” basic net income (loss) per common share (“Basic EPS”) is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding. Diluted net income (loss) per common share (“Diluted EPS”) is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Consolidated Statements of Operations.

The following table sets forth the computation of basic and diluted per share information.
.

	Income	Number of Shares	Amount
	(numerator)	outstanding	per share

Basic EPS and Fully Diluted EPS
Income available to common stockholders - 2004	$(1,522,225)	45,995,787	$(0.033)
- 2003	$(769,747)	39,157,037	$(0.020)
The following were not part of the calculation of EPS as their effect is anti-dilutive
Options to purchase common stock
8% convertible notes		4,620,000

NOTE 4 Property and Equipment

Property and equipment consisted of the following as of December 31, 2004

Office equipment	$50,795
Computer equipment and software	163,099
Automobile	$33,000
246,894
Less accumulated depreciation	127.188
$119,706

NOTE 5 Loans Payable

The company had Convertible Promissory Notes of $628,000 outstanding as of December 31, 2004. They are as follows

Amount	Rate of Interest	Due Date	Conversion Value

$375,000	8% pa	03/11/06	$0.005 per share
$153,000	8% pa	10/12/06	$0.005 per share
$100,000	8% pa	10/28/06	$0.005 per share

Maturity of this debt is $515,00 in 2005 and $113,000 in 2006.

The Company also has a line of Credit with Wachovia Bank with a $25,000 limit. The interest rate charged on funds used is prime + 2%. The balance as of December 31, 2004 was $24,521. The Company may explore the possibility of increasing that line of credit in 2005.

NOTE 6 Stockholder Loans Payable

The Company had a note payable to our Chief Executive Officer as of December 31, 2004 in the amount of $19,000. The note bears no interest and has no scheduled repayment terms. The Company intends to repay the note balance in full during 2005.

NOTE 7 Operating Leases

2005	$35,016
2006	24,506

$59,522

The location of the Company’s operations in Naples, Florida consists of two rented offices in the same building. The aggregate rent, including CAM, for the two rented offices is currently $35,016 per annum.

At December 31, 2004, commitments for minimum rental payments were as follows:

NOTE 8 Major Customer

The Company's largest customer, US Foodservice and its affiliates, accounted for approximately 85% and 80% of total sales in 2004 and 2003, respectively. A contract with Next Day Gourmet, LP, a subsidiary of U.S. Foodservice, is currently in place until September 11, 2006.

NOTE 9 Subsequent Events

On January 25, 2005, the Board authorized the Company to borrow $25,000 from an investor subject to the terms of a Convertible Note at 8% interest per annum. This note has not yet been converted. The conversion rate for this Note is $0.005 per share.

On February 3, 2005, the Board authorized the Company to borrow $67,000 subject to Reg. D, Rule 506. The borrowing was converted to common stock and 13,400,000 shares of common stock were issued upon conversion of those notes.

On February 17, 2005, the Board authorized the Company to borrow $25,000 from the Jay and Kathleen Morren Trust subject to the terms of a Convertible Note at 8% interest per annum. This note has not yet been converted. The conversion rate for this Note is $0.005 per share.

On February 24, 2005, the Board authorized the Company to borrow $300,000 subject to the terms of the Note filed as Exhibit 4.1.

NOTE 10 Income Tax Matters

The Company has a net operating loss carry forward of approximately $1,510,000 at December 31, 2004, resulting in a deferred tax asset in the amount of $528,500. The carry forward expires in 2024. A valuation allowance is provided when it is more likely than not that some portion of the Company’s deferred tax asset will not be realized. Management has evaluated the available evidence about the Company’s future taxable income and other possible sources of realization of the deferred tax asset and has determined that it is likely that the Company will not realize the benefits of this prior to its expiration and has created a valuation allowance for the entire amount.

In addition, the operating subsidiary of the Company, has a net operating loss of approximately $1,115,000 expiring in 2022 and 2023. Because of the change in ownership, the potential benefits of this loss are limited.

NOTE 11 Accrued Liabilities

Accrued liabilities consist of the following:

2004
Accrued Interest	$30,750
Accrued Commissions	5,058
Accrued Rent	2,918
Accrued Insurance	1,300
Total Accrued	$40,026

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 8A. Controls and Procedures

There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

ITEM 8B. Other Information

This information is disclosed in the “Table of Securities Issued during 2004”, in Part II, Item 5.

PART III

ITEM 9. Directors, Executive Officers, Promoters and control Persons; Compliance with Section 16(a) of the Exchange Act

Set forth below are the directors and executive officers of our Company, their respective names and ages, positions with our Company, principal occupations and business experiences during at least the past five years.

Name	Age	Position
Joe DiMaggio, Jr	45	CEO and Chairman
Jonathan Steckler	36	President
Z. Zackary Ziakas	44	Chief Operating Officer
Michael Ferrone	58	Director
Joel Gold	64	Director

Directors

Chef Joe DiMaggio, Jr., CEO, Chairman

Chef DiMaggio has been our Chief Executive Officer since February 2004 and chairman of our board of directors since August 2005. Chef DiMaggio has over 25 years experience in the hospitality industry with most of his experience in the high quality sector of the restaurant field. He has a broad history of theme and concept creation, concept food design, restaurant design (over 250), and quality control. Chef DiMaggio acquired numerous 4 star ratings and over 400 write-ups throughout the world including 90 television appearances and movie set catering. Chef DiMaggio has also cooked for celebrities as well as the US Ambassadors to Japan, England, Belgium, France, Germany, Austria, and Finland. From 1996 to 2002, Mr. DiMaggio was Vice President of Theme and Concept Creation for Creative Culinary Design. He was a spokesperson for the Florida Department of Citrus around the world from 1993 to 1998 and has been involved in research and development with Kraft and other numerous international food companies. Most recently, he designed a $40 Million expansion for the Viejas Tribe Casino in Southern California. Chef DiMaggio was the founder of our subsidiary, Food Innovations, Inc. and served as the Chief Executive Officer of Food Innovations, Inc. since it commenced its business operations in January 2002 until April 2005.

Joel Gold, Director

Since October 2004 Joel Gold has served as Head of Investment Banking of Andrew Garrett, Inc., an investment-banking firm located in New York City. From January 2000 until September 2004, he served as Executive Vice President of Investment Banking of Berry Shino Securities, Inc., an investment banking firm also located in New York City. From January 1999 until December 1999, he was an Executive Vice President of Solid Capital Markets, an investment-banking firm also located in New York City. From September 1997 to January 1999, he served as a Senior Managing Director of Interbank Capital Group, LLC, an investment banking firm also located in New York City. From April 1996 to September 1997, Mr. Gold was an Executive Vice President of LT Lawrence & Co., and from March 1995 to April 1996, a Managing Director of Fechtor Detwiler & Co., Inc., a representative of the underwriters for the Company’s initial public offering.  Mr. Gold was a Managing Director of Furman Selz Incorporated from January 1992 until March 1995.  From April 1990 until January 1992, Mr. Gold was a Managing Director of Bear Stearns and Co., Inc. (“Bear Stearns”).  For approximately 20 years before he became affiliated with Bear Stearns, he held various positions with Drexel Burnham Lambert, Inc. He is currently a director, and serves on the Audit and Compensation Committees, of Geneva Financial Corp., a publicly held specialty consumer finance company.

Michael Ferrone, Director
Michael Ferrone has been a Director since February 2004. He was Executive Producer and Producer, Bob Vila TV Productions, Inc from its founding in 1989 to 2000. Mr. Ferrone co-created and developed the T.V. show, “Bob Vila’s Home Again”. As Executive Producer, Mr. Ferrone managed all aspects of creation, production, and distribution of that show. By integrating brand extension and sponsor relations, he managed the interrelationships between Bob Vila and business partners including senior executives at Sears, NBC, CBS, A&E, HGTV, General Motors, and Hearst Publications.

Executive Officers

Jonathan Steckler, President

Chef Steckler has served as our President since April 2005. A graduate of Yale University and Manhattan’s New York Restaurant School, Chef Steckler interned under Chef Michael Romano at the Union Square Café, a popular New York restaurant for most of the past decade. Chef Steckler worked in some of New York’s finest restaurants before moving into the test kitchens at Creative Food Solutions (“CFS”), recipe development subsidiary of the Madison Avenue marketing and advertising firm The Food Group. At CFS Mr. Steckler secured national account placement for products from food service vendors including McIlhenny, Lipton, Nabisco, and Uncle Ben’s, as well as the American Egg Board and Florida Department of Citrus. Mr. Steckler also worked with Citibank Global Asset Management in the Citibank Private Bank, as well as owning and operating a restaurant with his wife. Mr. Steckler is also the President and Chief Executive Officer of our subsidiary, Food Innovations, Inc. and has served in those positions since April 2005.

Z. Zackary Ziakas, COO

Mr. Ziakas has been our Chief Operating Officer since September 2004. Mr. Ziakas has over 20 years experience in the hospitality industry, holding management positions in all aspects of operations. His accomplishments include restaurant design, menu development, recipe creation and development, quality control, and profit and loss accounting procedures. Mr. Ziakas has also cooked for personalities such as Phil Donahue and Marlo Thomas on numerous occasions in the period from March 1993 to March 2001. He has experience in logistics. Operating multiple locations for Mail Boxes Etc. from November 1989 to November 2000 he worked with shipping industry leaders Fed Ex, United Parcel Service, Airborne Express, Pilot Airfreight, and a broad range of freight shippers as well as major airlines. Chef Ziakas incorporates the highest standards of excellence in shipping to ensure package integrity, package training, quality controls, and quick response to delayed packages due to bad weather or plane delays. Mr. Ziakas is also the Chief Operating Officer of our subsidiary, Food Innovations, Inc. and has held that position since September 2004.

THE COMMITTEES

The Board of Directors does not currently have an Audit Committee, a Compensation Committee, a Nominating Committee or a Stock Option Committee. The usual functions of such committees are performed by the entire Board of Directors.

Attendance at Meetings

From February, 2004 through December 31, 2004, the Board of Directors met or acted without a meeting pursuant to unanimous written consent fourteen times. No director attended less than 75% of all scheduled meetings.

Code of Ethics

We have adopted a Code of Ethics that applies to each of our employees, including our principal executive officer and our principal financial officer, as well as members of our Board of Directors. We have filed a copy of such Code as an exhibit to this annual report.

Section 16(a) Beneficial Ownership Reporting Compliance

From February 17, 2004, the date when current management obtained control of the Company through the fiscal year end at December 31, 2004, none of our officers and directors filed any Forms 3 or 4. This is due to the fact that they were unaware of their filing obligations having not been so advised by their then retained corporate counsel. The SEC’s public records reflect that on October 15, 2004, acting under direction of previous counsel, a Form 15 was filed by the Company indicating that the Company was no longer subject to the filing requirements of the Exchange Act. We have recently determined that this filing was in error as we have had, for at least the last three years, more than 4,000 shareholders of record. Each of the persons subject to the reporting requirements of Section 16(a) have now been advised of their filing obligations and they have indicated their intention to file the necessary reports. To our knowledge, based upon responses to questions we directed to such filing persons, none of said filing persons have made any “short-swing” sales under the provisions of Section 16(b) of the Exchange Act.

ITEM 10. Executive Compensation

The following table sets forth the executive compensation paid during the fiscal year ended December 31, 2004 to our Chief Executive Officer (the "Named Officer"). None of our other executive officers, nor any of our other employees, received more than $100,000 cash compensation from us for the fiscal year ended December 31, 2004.

LONG TERM COMPENSATION
	ANNUAL COMPENSATION				AWARDS		PAYOUTS
(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)	(I)
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OTHER ANNUAL COMPENSATION ($)	RESTRICTED STOCK AWARDS	SECURITIES UNDERLYING OPTIONS (#)	PLAN LAYOUTS ($)	ALL OTHER COMPENSATION ($)
Joe DiMaggio, Jr., CEO	2004	$ 120,000	$ 0	$ 0	$ 41,800	0	$ 0	$ 0

Board Compensation

We do not currently compensate our directors in cash for their services as directors. However, in order to retain our directors and to obtain additional quality directors in the future, we currently compensate our directors with annual issuances of 1,000,000 shares of our common stock to each director.

Employment Agreements

We have not entered into any written employment agreements with our executives, although our subsidiary, Food Innovations, Inc., has entered into employment agreements with both Mr. DiMaggio and Mr. Ziakas. Mr. DiMaggio’s agreement runs through July 15, 2007, and Mr. Ziakas’ agreement runs through May 17, 2009. It is our intention to enter into new employment agreements with our executive officers during 2005. Mr. DiMaggio was compensated at the annual rate of $90,000 from April 2005 through August 2005, and is currently compensated at the rate of $128,400 per annum. Messrs. Steckler and Ziakas are currently each compensated at the rate of $90,000 per annum.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 31, 2005, based upon information obtained from the persons named below, the beneficial ownership of our common stock by (i) each person who is known by us to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each director of our Company, and (iii) all executive officers and directors of our Company as a group.

Name and Address of	Number of Shares		Percent
Beneficial Owners (1)	Beneficially Owned (2)		Class (2)

Joseph DiMaggio, Jr	14,800,000		15.6	.%
Michael Ferrone	45,600,000	(3)	35.9	.%
Joel Gold	36,000,000	(4)	27.7%
Jonathan Steckler	75,000		*
Z. Zackary Ziakas	2,350,000		2.5%
All Executive Officers and
Directors as a group	93,825,000	(5)	59.8	.%
Alpha Capital Aktiengesellschaft	249,100,000	(6)	72.4	.%
Pradafant 7
9490 Furstenums
Vaduz, Liechtenstein
Whalehaven Capital	42,400,000	(7)	30.9	.%
3rd Floor, 14 Par-Laville Road
Hamilton, Bermuda HM08
Christopher M. Brown	10,340,000		10.9	.%
16902 Harbor Master CV
Cornelius, NC 28031

* Less than 1% of our outstanding shares.

(1) Unless otherwise provided, such person's address is c/o Innovative Food Holdings, Inc., 1923 Trade Center Way, Naples, Florida 34109.

(2) The number of shares of Common Stock beneficially owned by each person or entity is determined under the rules promulgated by the Securities and Exchange Commission (the "Commission"). Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The percentage of our outstanding shares is calculated by including among the shares owned by such person any shares which such person or entity has the right to acquire within 60 days after July 31, 2005. The inclusion of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

(3) Includes the right to acquire 32,000,000 shares through the conversion of an outstanding convertible note, but does not include the right to acquire 8,000,000 shares through conversion of outstanding convertible notes in the names of his adult children.

(4) Includes the right to acquire 35,000,000 shares through the conversion of outstanding convertible notes but does not include 920,000 shares held by his wife. Mr. Gold disclaims any beneficial interest in the shares held by his wife.

(5) Includes the right of Directors to acquire 62,000,000 shares as stated in notes (3) and (4) above.

(6) Includes the right to acquire 94,000,000 shares through the conversion of outstanding convertible notes and 155,100,000 upon the exercise of warrants at exercise prices ranging from $0.005 to $0.01265 per share.

(7) Includes the right to acquire 10,000,000 shares through the conversion of outstanding convertible notes. Includes the right to acquire 6,000,000 shares through the funding and conversion of a second closing on convertible notes. Includes Class A warrants exercisable for 16,000,000 shares. Includes Class B warrants exercisable for 4,000,000 shares. Includes Class C warrants exercisable for 6,400,000 shares.

Equity Compensation Plan Information

We do not currently have any compensation plans. The above notwithstanding, we issued an aggregate of 1,025,000 shares of common stock to employees in lieu of cash bonuses on December 1, 2004, of which 75,000 shares were issued to Mr. Steckler.

ITEM 12. Certain Relationships and Related Transactions

At various times in 2004, we borrowed money from the following persons, two of whom (Joel Gold and Michael Ferrone) are directors, and the third (Christopher Brown) a large shareholder, of our company. We issued convertible notes to such lenders for such loans. Some of those notes have been converted to shares of our common stock but some remain outstanding. The information concerning those loans is set forth below:

				Upon conversion number of shares
Lender	Amount of Loan	Date	Interest Rate	Conversion Rate	Issued	To be Issued
Joel Gold	50,000	3/11/04	8%	$0.005		10,000,000
Michael Ferrone	160,000	3/11/04	8%	$0.005		32,000,000
Christopher Brown	70,000	5/26/04	8%	$0.070	1,000,000
Joel Gold	100,000	10/12/04	8%	$0.005		20,000,000
Joel Gold	25,000	1/23/05	8%	$0.005		5,000,000

ITEM 13. Exhibits

The required exhibits are listed at the end of this report.

ITEM 14. Principal Accountant Fees and Services

Our independent auditors, Bernstein & Pinchuk LLP, provided us with an estimate of $75,000 in fees for the audit of our balance sheet and related statements of operations, stockholders’ equity and comprehensive income and cash flows for the years ended December 31, 2003 and 2004.

EXHIBIT
NUMBER

3.1	Articles of Incorporation of the Company
3.2	Bylaws of the Company
4.1	Form of Convertible Note
4.2	Form of Convertible Note
4.3	Form of Warrant - Class A
4.4	Form of Warrant - Class B
4.5	Form of Warrant - Class C
10.1	Leases of the Company's offices at Naples, Florida
10.2	Security agreement - IVFH
10.3	Security agreement - FII
10.4	Contract with Next Day Gourmet, L.P.
10.5	Subscription Agreement
10.6	Agreement and Plan of Reorganization between IVFH and FII
14	Code of Ethics
21	Subsidiaries of the Company
31.1	Rule 13a-14(a) Certification of President
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Rule 1350 Certification of President
32.2	Rule 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE FOOD HOLDINGS, INC.

By: _______________________________
Dated: September ____, 2005  Jonathan Steckler, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

Jonathan Steckler	President	September __, 2005
(Principal Executive officer)

Joseph DiMaggio, Jr.	Chairman & CEO	September __, 2005

Carol Houston	Controller	September __, 2005

(Principal Financial Officer)

Joel Gold	Director	September __, 2005

Michael Ferrone	Director	September __, 2005