Form 10QSB
period 2005-03-31
INNOVATIVE FOOD HOLDINGS INC
filed 2005-11-16
CIK 312257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended March 31, 2005.

( ) Transition report pursuant to Section 13 or 15(d) of the Exchange
Act for the transition period from _________ to _________.

Commission File Number: 0-9376

INNOVATIVE FOOD HOLDINGS, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

FLORIDA (State of or Other Jurisdiction of Incorporation or Organization)	20-1167761 (IRS Employer I.D. No.)

1923 Trade Center Way
Naples, Florida 34109
(Address of Principal Executive Offices)

(239) 596-0204
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Issuer Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ( ) NO (X)

Indicate by check mark whether the issuer is a shell company (as defined in Regulation 12b-2 of the Exchange Act:

YES ( ) NO (X)

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date:

103,742,037 Common Shares as of October 31, 2005

Transitional Small Business Disclosure Format:

YES ( ) NO (X)

INNOVATIVE FOOD HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1.

Innovative Food Holdings, Inc. and Subsidiary
Consolidated Balance Sheets

	UNAUDITED	AUDITED
ASSETS	March 31, 2005	Dec. 31, 2004

Current Assets
Cash	$239,660	$28,011
Accounts receivable	350,642	325,498
Inventory	35,028	4,664

Total Current Assets	625,330	358,173

Property and equipment - at cost, net of
accumulated depreciation and amortization	108,974	119,706

	$734,304	$477,879

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$430,806	$593,765
Accrued taxes and expenses	170,426	40,026
Notes and loans payable	22,000	46,521
Convertible notes payable-current maturities	865,000	515,000

Total Current Liabilities	1,488,232	1,195,312

Convertible notes payable	180,000	113,000

Loans payable stockholders	18,448	19,000

Stockholders' Deficiency
Common stock authorized 500,000,000 shares;
78,742,037 issued and outstanding at March 31, 2005.	7874	7299
Preferred stock authorized 10,000,000	-	-
Additional paid-in capital	1,835,628	1,830,578
Accumulated deficit	(2,795,878)	(2,687,310)

	(952,376)	(849,433)

	$734,304	$477,879

See notes to the consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiary
Consolidated Statements of Operations

	Three months ended March 31,
	2005	2004

Revenues
Sales	$1,103,797	$870,467
Other income	66,578	73,953

Total Revenues	1,170,375	944,420

Costs and expenses
Cost of goods sold	926,722	852,462
Selling expenses	191,287	240,899
General and administrative expenses	145,025	274,322

Total Expenses	1,263,034	1,367,683

Loss before other expense and
income tax expense	(92,659)	(423,263)

Other expense:
Interest expense	(15,909)	(506)

Loss before income tax expense	(108,568)	(423,769)

Income tax expense	-	-

NET LOSS	$(108,568)	$(423,769)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.0014)	$(0.0072)

See notes to the consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Three months ended March 31,
	2005	2004

Cash flows from operating activities
Net loss	$(108,568)	$(423,769)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	10,732	17,291
Stock issued during merger	-	150,015
Stock issued to acquire subsidiary	-	244,148
Stock issued for services	-	165,000
Stock issued as bonuses to employees and board members	5,625	-
Changes in assets and liabilities
Accounts receivable	(25,144)	(20,465)
Inventory	(30,364)	(2,430)
Accounts payable and accrued expenses	(32,559)	105,536
Notes and loans payable	(25,073)	-

Net cash (used in) provided by operating activities	(205,351)	235,326

Cash flows from investing activities
Acquisition of property and equipment	-	(61,357)

Net cash used in investing activities	-	(61,357)

Cash flows from financing activities
Proceeds from issuance of long-term-debt	350,000	94,505
Proceeds from sale of stock	67,000	-
Payment of loans from stockholders	-	(170,707)

Net cash provided by (used in) financing activities	417,000	(76,202)

NET INCREASE IN CASH AND CASH
EQUIVALENTS	211,649	97,767

Cash and cash equivalents at beginning of quarter	28,011	44,130
Cash and cash equivalents at end of quarter	$239,660	$141,897

Supplemental cash flow disclosures:
Interest paid	$-	$-

Income taxes paid	$-	$-

See notes to the consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiary
Consolidated Condensed Statement of Shareholders Deficiency

	Common Stock		Additional Paid In	Accumulated	Total Shareholders
	Shares	Amount	Capital	Deficit	Equity
Balance-December 31, 2004	72,992,037	$7,299	$1,830,578	$(2,687,310)	$(849,433)
Issuance of stock options and warrants	5,750,000	575	5,050		5,625
Net loss				(108,568)	(108,568)
Balance-March 31, 2005	78,742,037	$7,874	$1,835,628	$(2,795,878)	$(952,376)

See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Basis of Presentation

The accompanying consolidated condensed financial statements of Innovative Food Holdings, Inc. and subsidiary (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial statement presentation. U.S. accounting principles also contemplate continuation of the Company as a going concern. The Company has incurred significant losses from operations in the fiscal year ended December 31, 2004 and in the present quarter. The Company has also a working capital deficiency of $512,902 as of March 31, 2005.

These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. There have been no significant changes in accounting policies since December 31, 2004.

NOTE 2: Per Share Information

In accordance with SFAS No. 128, “Earnings Per Share”, basic net income per common share (“Basic EPS”) is computed by dividing the net income attributable to common shareholders by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Consolidated Statements of Operations.

	For the Three Months Ended
	March 31,
Numerator:	2005	2004

Net Loss	$(108,568)	$(423,769)

Denominator:

Weighted-average common shares outstanding	74,905,926	5,668,148
Dilutive effect of:
Stock options and warrants
Weighted-average common shares outstanding, assuming dilution	500,000,000	59,268,148

Basic per share information:

Net loss per share - basic and diluted	$(0.0014)	$(0.0072)

 The effect of stock options and warrants has not been included in the calculation of loss-per-share because it is antidilutive.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

 Some of the matters discussed in this section contain forward-looking statements and information relating to us that are based on the current beliefs and expectations of management, as well as assumptions made by and information currently available to us. When used in this section, and elsewhere in this Form 10-QSB, the words "anticipate", "believe", "estimate", “should” and "expect" and similar expressions, as they relate to us are intended to identify forward-looking statements. Such statements reflect the current views of our management with respect to future events and are subject to certain risks, uncertainties and assumptions, which could cause the actual results to differ materially from those reflected in the forward-looking statements.

Cautionary Statements

The following are cautionary statements made pursuant to the Private Securities Litigation Reform Act of 1995 in order for the Company to avail itself of the “safe harbor” provisions of the Reform Act. The discussions and information in this document may contain both historical and forward-looking statements. To the extent that the document contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, inability to attract prospective new customers or retain existing customers, resulting in a declining revenue base, intense competition, including entry of new competitors and services, adverse federal, state and local government regulation, unexpected costs and operating deficits, lower sales and revenues than forecast, default on leases or other indebtedness, loss of supplies, price increases for capital, supplies and materials, inadequate capital and/or inability to raise financing, the risk of litigation and administrative proceedings involving the Company and its employees, higher than anticipated labor costs, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company’s operating results and financial condition, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this or in other reports issued by the Company. In addition to the above, specific risk factors relating to our business are contained in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto, as well as all other related notes, and financial and operational references, appearing elsewhere in this document.

RESULTS OF OPERATIONS

Our net revenues for the fiscal quarters ended March 31, 2005 and 2004 were $1,170,375 and $944,420, respectively. Management believes that this increase of approximately 24% was primarily due to the increase in the number of divisions of US Foodservice (“USF”) through which our products were sold.

The following table sets forth for the periods indicated the percentage of net revenues represented by the certain items reflected in our statement of operations:

Quarter ended March 31,

	2005	2004
Net Revenue	100.00%	100.00%
Cost of Goods Sold	(79.18%)	(90.26%)

Gross Margin	20.82%	9.73%
Selling, general and administrative expenses	(28.74%)	(54.55%)
Interest expense	(1.36%)	(0.05%)

Net Loss	(9.28%)	(44.86%)

The following is a discussion of our financial condition and results of operations for the quarters ended March 31, 2005 and 2004. This discussion may contain forward looking-statements that involve risks and uncertainties. Our actual results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004

Revenue increased by $225,955, or 24%, to $1,170,375 for the quarter ended March 31, 2005 from $944,420 in the prior year. The substantial portion of the increase was attributable to increases in sales of meats and game, the addition of cheeses to our product offerings, and an increase in the number of divisions of USF that offered our products to their customers.

Our cost of revenues during the quarters ended March 31, 2005 and 2004 are primarily comprised of (1) cost of goods sold (79.2% and 90.3%, respectively), (2) selling expenses (16.3% and 25.5%, respectively), and (3) general and administrative expenses (12.4% and 29.1%, respectively). Cost of sales on a consolidated basis increased $74,260, or 8.7%, to $926,722 for the quarter ended March 31, 2005, from $852,462 in the quarter ended March 31, 2004.

Consolidated gross margin as a percentage of net revenue was 20.8% during the quarter ended March 31, 2005, compared to 9.7% in the quarter ended March 31, 2004, representing an absolute percentage point increase of 11.1%. This increase was primarily due to reduced employee expenses and participation in fewer USF food shows.

Selling expenses decreased by approximately $49,612, or 20.6%, from approximately $240,899 to approximately $191,287 for the quarters ended March 31, 2004 and 2005, respectively. The decrease was attributable to a reduction in sales payroll.

General and Administrative expenses ("G&A") decreased by approximately $129,297, or 47.1%, when comparing G&A of approximately $274,322 and $145,025 for the quarters ended March 31, 2004 and 2005, respectively. The decrease was primarily attributable to participation in fewer USF food shows and reimbursement from USF for food shows attended.

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

Other Income

Other Income decreased by approximately $7,375 from approximately $73,953 to approximately $66,578 for the quarter ended March 31, 2005.

Liquidity and Capital Resources

As of March 31, 2005, the Company had cash on hand of $239,660, an increase of $211,649 over December 31, 2004. During the three months ended March 31, 2005, cash flows provided by financing activities were $417,000, partially offset by cash used by operating activities of $205,351.

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

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report, have concluded that as of that date, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by us in the reports we file or submit with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15 that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have funded the operating losses we incurred in 2005 and in and prior to 2004 by sales, in private placements, of our equity securities. The equity securities we sold during the three months ended March 31, 2005 included 13,400,000 shares of common stock, convertible notes in the aggregate amount of $350,000, which are convertible into an additional 70,000,000 shares of our common stock and are still outstanding. To some of those lender investors we also issued warrants to purchase an aggregate of an additional 132,000,000 shares of our common stock at exercise prices ranging from $0.005 to $0.01265 per share. In this period we also issued 750,000 shares as compensation to an executive officer, Z. Zackary Ziakas, and 5,000,000 shares as additional consideration for an investment made in 2004.

The issuance of these shares, convertible notes and warrants were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), for the following reasons:

(a)
18,400,000 shares, convertible notes in the aggregate principal amount of $350,000 and warrants to purchase 132,000,000 shares, were exempt pursuant to the provisions of Rule 506 of Regulation D since all the purchasers were accredited investors, and

(b)	750,000 shares which were bonuses to employees were exempt because no sale of securities was involved.

Item 3. Defaults Upon Senior Securities

As previously reported, during the first quarter of this year we issued convertible notes with a face value of $350,000. During the quarter, we did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.

Item 4. Submission of Matters to a Vote of Securities Holders

NONE

Item 5. Other Information

NONE

Item 6. Exhibits

31.1 Section 302 Certification
31.2 Section 302 Certification
32.1 Section 906 Certification
32.2 Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

Jonathan D. Steckler /s/ Jonathan D. Steckler	President	November 15, 2005

Carol Houston /s/ Carol Houston	Principal Financial Officer	November 15, 2005