Form 10QSB
period 2005-06-30
INNOVATIVE FOOD HOLDINGS INC
filed 2005-11-21
CIK 312257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended June 30, 2005.

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
YES ( ) NO (X)

Indicate by check mark whether the issuer is a shell company (as defined in Regulation 12b-2 of the Exchange Act):
YES ( ) NO (X)

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date:
103,742,037 Common Shares as of October 31, 2005

Transitional Small Business Disclosure Format:
YES ( ) NO (X)

INNOVATIVE FOOD HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1.

Innovative Food Holdings, Inc. and Subsidiary
Consolidated Balance Sheets

	(Unaudited)	(Audited)
ASSETS	June 30, 2005	Dec. 31, 2004

Current Assets
Cash	$119,833	$28,011
Accounts receivable	318,299	325,498
Inventory	-	4,664
Prepaid Expenses	84,564	-

Total Current Assets	522,696	358,173

Property and equipment - at cost, net of
accumulated depreciation and amortization	63,270	119,706

	$585,966	$477,879

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$521,754	$593,765
Accrued taxes and expenses	68,248	40,026
Notes and loans payable	-	46,521
Convertible notes payable-current maturities	865,000	515,000

Total Current Liabilities	1,455,002	1,195,312

Convertible notes payable	215,000	113,000

Loans payable stockholders	7,448	19,000

Stockholders' Deficiency
Common stock authorized 500,000,000 shares;
81,542,037 issued and outstanding at June 30, 2005	8,154	7,299
Preferred stock authorized 10,000,000	-	-
Additional paid-in capital	1,838,048	1,830,578
Accumulated deficit	(2,937,687)	(2,687,310)

	(1,091,484)	(849,433)

	$585,966	$477,879
See notes to the consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the 3 Months Ended June 30		For the 6 Months Ended June 30
	2005	2004	2005	2004
Revenues
Sales	$1,281,850	$1,076,001	$2,385,647	$1,946,468
Other income	43,964	45,549	110,542	119,502

	1,325,814	1,121,550	2,496,189	2,065,970

Costs and expenses
Cost of goods sold	1,034,733	971,799	1,961,455	1,824,261
Selling expenses	202,675	292,786	393,962	533,685
General and administrative expenses	210,467	287,249	355,492	561,571

	1,447,875	1,551,834	2,710,909	2,919,517

Loss before other expense and
income tax expense	(122,061)	(430,284)	(214,720)	(853,547)

Other expense:
Interest expense	(19,748)	(16,756)	(35,657)	(17,262)

Loss before income tax expense	(141,809)	(447,040)	(250,377)	(870,809)

Income tax expense	-	-	-	-

NET LOSS	$(141,809)	$(447,040)	$(250,377)	$(870,809)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.0018)	$(0.0107)	$(0.0031)	$(0.0208)

See notes to the consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2005	2004

Cash flows from operating activities
Net loss	$(250,377)	$(870,809)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	25,642	28,023
Stock issued during merger	-	150,015
Stock issued to acquire subsidiary	-	244,158
Stock issued for services	-	165,000
Changes in assets and liabilities
Accounts receivable	7,199	72,865
Inventory	4,664	(2,430)
Prepaid Expenses	(84,564)
Accounts payable	(72,011)	(78,662)
Accrued taxes and expenses	28,223	(32,789)
Notes and loans payable	(46,521)	-

Net cash used in operating activities	(387,746)	(324,629)

Cash flows from investing activities	-	-
Acquisition of property and equipment	30,795	(116,284)

Net cash used in investing activities	30,795	(116,284)

Cash flows from financing activities
Proceeds from issuance of long-term-debt	452,000	573,597
Payment of loans from stockholders	(3,227)	(170,707)

Net cash provided by financing activities	448,773	402,890

NET DECREASE IN CASH AND CASH
EQUIVALENTS	91,822	(38,022)

Cash and cash equivalents at beginning of period	28,011	44,131

Cash and cash equivalents at end of period	$119,833	$6,109

Supplemental cash flow disclosures:
Interest paid	$-	$-

Income taxes paid	$-	$-

See notes to the consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiary
Consolidated Condensed Statement of Shareholders Equity

	Common Stock		Additional Paid In	Accumulated	Total Shareholders
	Shares	Amount	Capital	Deficit	Equity

Balance-December 31, 2004 (Audited)	72,992,037	$7,299	$1,830,578	$(2,687,310)	$(849,433)
Issuance of stock options and warrants	5,750,000	575	5,050		5,625
Net loss				(108,568)	(108,568)
Balance-March 31, 2005 (Unaudited)	78,742,037	7,874	1,835,628	(2,795,878)	(952,376)
Issuance of stock options and warrants	2,800,000	280	2,420		2,700
Net loss				(141,809)	(141,808)
Balance-June 30, 2005 (Unaudited)	81,542,037	$8,154	$1,838,048	$(2,937,687)	$(1,091,484)

See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Basis of Presentation

The accompanying consolidated condensed financial statements of Innovative Food Holdings, Inc. and subsidiary (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial statement presentation. U.S. accounting principles also contemplate continuation of the Company as a going concern. The Company has incurred significant losses from operations in the fiscal year ended December 31, 2004 and in the first two quarters of the current year. The Company has also a working capital deficiency of $932,306 as of June 30, 2005.

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

	For the Six Months Ended
	June 30,

Numerator:	2005	2004

Net Loss	$(250,377)	$(870,809)

Denominator:

Weighted-average common shares outstanding	80,668,960	41,849,345
Dilutive effect of:
Stock options and warrants
Weighted-average common shares outstanding, assuming dilution	500,000,000	95,449,345

Basic and Diluted Per Share Information:

Net loss per share - basic and diluted	$(0.0031)	$(0.0208)

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

Cautionary Statements

The following are cautionary statements made pursuant to the Private Securities Litigation Reform Act of 1995 in order for the Company to avail itself of the “safe harbor” provisions of the Reform Act. The discussions and information in this document may contain both historical and forward-looking statements. To the extent that the document contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, inability to attract prospective new customers or retain existing customers resulting in a declining revenue base, intense competition, including entry of new competitors and services, adverse federal, state and local government regulation, unexpected costs and operating deficits, lower sales and revenues than forecast, default on leases or other indebtedness, loss of supplies, price increases for capital, supplies and materials, inadequate capital and/or inability to raise financing, the risk of litigation and administrative proceedings involving the Company and its employees, higher than anticipated labor costs, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company’s operating results and financial condition, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this or in other reports issued by the Company. In addition to the above, specific risk factors relating to our business are contained in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto, as well as all other related notes, and financial and operational references, appearing elsewhere in this document.

RESULTS OF OPERATIONS

Our net revenues for the three months ended June 30, 2005 and 2004 were $1,325,814 and $1,121,550, respectively, and our net revenues for the six months ended June 30, 2005 and 2004 were $2,496,189 and $2,065,970, respectively. Management believes that this increase of approximately 19% for the three month period and approximately 21% for the six month period was primarily due to the increase in the number of divisions of US Foodservice (“USF”) through which our products were sold, as well as the addition of new products to our offering.

The following table sets forth for the periods indicated the percentage of net revenues represented by the certain items reflected in our statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net Revenue	100%	100%	100%	100%
Cost of Goods Sold	78%	87%	79%	88%

Gross Margin	22%	13%	21%	12%

Selling, general and administrative expenses	31%	52%	30%	53%
Interest expense	1%	1%	1%	1%

Net Loss	(10%)	(40%)	(10%)	(42%)

The following is a discussion of our financial condition and results of operations for the quarters ended June 30, 2005 and 2004. This discussion may contain forward looking-statements that involve risks and uncertainties. Our actual results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004

Revenue increased by $204,264, or 18%, to $1,325,814 for the quarter ended June 30, 2005 from $1,121,550 in the prior year, and by $430,219, or 21%, to $2,496,189 for the six months ended June 30, 2005 from $2,065,970 in the prior year. The substantial portion of the increase was attributable to increases in sales of meats and game, the addition of cheeses to our product offerings, and an increase in the number of divisions of USF that offered our products to their customers.

Our costs and expenses for the three months ended June 30, 2005 and 2004 are primarily comprised of (1) cost of goods sold (78% and 87%, respectively), (2) selling expenses (15% and 26%, respectively), and (3) general and administrative expenses (16% and 26%, respectively). Cost of sales on a consolidated basis decreased $103,959, or 7%, to $1,447,875 for the quarter ended June 30, 2005, from $1,551,834 in the quarter ended June 30, 2004. Our costs and expenses for the six months ended June 30, 2005 and 2004 are primarily comprised of (1) cost of goods sold (79% and 88%, respectively), (2) selling expenses (16% and 26%, respectively), and (3) general and administrative expenses (16% and 27%, respectively). Cost of sales on a consolidated basis decreased $208,608, or 7%, to $2,710,909 for the six months ended June 30, 2005, from $2,919,517 in the six months ended June 30, 2004.

Consolidated gross margin as a percentage of net revenue was 22% during the quarter ended June 30, 2005, compared to 13% in the quarter ended June 30, 2004, representing an absolute percentage point increase of 9%. Consolidated gross margin as a percentage of net revenue was 21% during the six months ended June 30, 2005, compared to 12% in the six months ended June 30, 2004. This increase was primarily due to reduced employee expenses and participation in fewer USF food shows.

Selling expenses decreased by approximately $90,011, or 31%, from approximately $292,786 to approximately $202,675 for the quarters ended June 30, 2004 and 2005, respectively. Selling expenses decreased by approximately $139,723, or 26%, from approximately $533,685 to approximately $393,962 for the six months ended June 30, 2004 and 2005, respectively. The decrease was attributable to a reduction in sales payroll.

General and Administrative expenses ("G&A") decreased by approximately $76,782, or 27%, when comparing G&A of approximately $287,249 and $210,467 for the quarters ended June 30, 2004 and 2005, respectively. General and Administrative expenses ("G&A") decreased by approximately $206,083, or 37%, when comparing G&A of approximately $561,571 and $355,492 for the six months ended June 30, 2004 and 2005, respectively. The decrease was primarily attributable to participation in fewer USF food shows and reimbursement from USF for food shows attended.

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

Other Income

Other Income decreased by approximately $1,585 from approximately $45,549 for the quarter ended June 30, 2004 to approximately $43,964 for the quarter ended June 30, 2005, and by approximately $8,960 from approximately $119,502 for the six months ended June 30, 2004 to approximately $110,542 for the six months ended June 30, 2005.

Liquidity and Capital Resources
As of June 30, 2005, the Company had cash on hand of $119,833, an increase of $91,822 over December 31, 2004. During the six months ended June 30, 2005, cash flows provided by financing activities were $448,773, partially offset by cash used by operating activities of $387,746.

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

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Historically, we have funded our operating losses by sales, in private placements, of our equity and/or debt securities. The securities we sold during the three months ended June 30, 2005 included convertible notes in the aggregate amount of $35,000, which are convertible into an additional 7,000,000 shares of our common stock and are still outstanding. In that period we have also issued an aggregate of 300,000 shares as compensation to the members of our Chef Advisory Board, and 2,500,000 shares as additional consideration for an investment made in 2004.

The issuance of these shares and convertible notes were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), for the following reasons:

(a)
2,500,000 shares and convertible notes in the aggregate principal amount of $35,000 were exempt pursuant to the provisions of Rule 506 of Regulation D since all the purchasers were accredited investors;

(b)	300,000 shares which were bonuses to our Chef Advisory Board were exempt pursuant to Section 4(2) of the Securities Act inasmuch as it did not involve a public offering.

Item 3. Defaults Upon Senior Securities

As previously reported, during the first two quarters of this year, we issued convertible notes with a face value of $350,000. During these quarters, we did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.

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

SIGNATURE	TITLE	DATE

Jonathan D. Steckler /s/ Jonathan D. Steckler	President	November 18, 2005
Carol Houston /s/ Carol Houston	Principal Financial Officer	November 18, 2005