Form 10QSB
period 2005-09-30
INNOVATIVE FOOD HOLDINGS INC
filed 2005-11-22
CIK 312257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended September 30, 2005.

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
YES (X) NO (  )

Indicate by check mark whether the issuer is a shell company (as defined in Regulation 12b-2 of the Exchange Act):
YES (  ) NO (X)

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date:
103,742,037 Common Shares as of October 31, 2005

Transitional Small Business Disclosure Format:
YES (  ) NO (X)

INNOVATIVE FOOD HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1.

Innovative Food Holdings, Inc. and Subsidiary
Consolidated Balance Sheets

	(Unaudited)	(Audited)
ASSETS	September 30, 2005	Dec. 31, 2004

Current Assets
Cash	$41,532	$28,011
Accounts receivable	302,476	325,498
Loans Receivable	150,000	-
Inventory	4,664	4,664
Prepaid Expenses	45,277	-

Total Current Assets	543,949	358,173

Property and equipment - at cost, net of
accumulated depreciation and amortization	62,560	119,706

	$606,509	$477,879

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$283,508	$593,765
Accrued taxes and expenses	268,732	40,026
Notes and loans payable	15,000	46,521
Convertible notes payable-current maturities	610,000	515,000

Total Current Liabilities	1,177,240	1,195,312

Convertible notes payable	613,000	113,000

Loans payable stockholders	7,448	19,000

Stockholders' Deficiency
Common stock authorized 500,000,000 shares;
94,942,037 issued and outstanding at September 30, 2005	9,494	7,299
Preferred stock authorized 10,000,000	-	-
Additional paid-in capital	1,903,708	1,830,578
Accumulated deficit	(3,104,381)	(2,687,310)

	(1,191,179)	(849,433)

	$606,509	$477,879

See notes to the consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the 3 Months		For the 9 Months
	Ended September 30		Ended September 30
	2005	2004	2005	2004
Revenues
Sales	$1,271,006	$1,121,117	$3,656,653	$3,067,585
Other income	32,923	50,367	143,466	169,869

	1,303,929	1,171,484	3,800,119	3,237,454

Costs and expenses
Cost of goods sold	1,002,958	918,392	2,964,413	2,742,653
Selling expenses	224,369	155,961	618,330	689,646
General and administrative expenses	221,090	369,414	576,582	930,985

	1,448,417	1,443,767	4,159,325	4,363,284

Loss before other expense and
income tax expense	(144,488)	(272,283)	(359,206)	(1,125,830)

Other expense:
Interest expense	(22,206)	(16,113)	(57,864)	(33,374)

Loss before income tax expense	(166,694)	(288,396)	(417,070)	(1,159,204)

Income tax expense	-	(242)	-	(242)

NET LOSS	$(166,694)	$(288,638)	$(417,070)	$(1,159,446)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.0019)	$(0.0059)	$(0.0047)	$(0.0238)

See notes to the consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months
	Ended September 30,
	2005	2004

Cash flows from operating activities
Net loss	$(417,070)	$(1,159,446)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	36,373	15,001
Stock issued during merger	-	150,015
Stock issued to acquire subsidiary	-	244,158
Stock issued for services	8,325	165,000
Changes in assets and liabilities
Accounts receivable	23,022	116,876
Inventory	-	-
Prepaid Expenses	(45,277)
Accounts payable	(310,259)	260,258
Accrued taxes and expenses	228,706	29,274
Notes and loans payable	(43,074)	1,375

Net cash used in operating activities	(579,252)	(411,241)

Cash flows from investing activities
Acquisition of property and equipment	(10,022)	(116,285)
Proceeds from sale of property	30,795
Loan receivable	(150,000)

Net cash used in investing activities	(129,227)	(116,285)

Cash flows from financing activities
Proceeds from issuance of long-term-debt	662,000	589,366
Payment of loans from stockholders	-	(81,548)

Net cash provided by financing activities	662,000	507,818

NET INCREASE IN CASH AND CASH
EQUIVALENTS	13,521	(19,708)

Cash and cash equivalents at beginning of period	28,011	44,131

Cash and cash equivalents at end of period	$41,533	$24,423

Supplemental cash flow disclosures:
Interest paid	$-	$-

Income taxes paid	$-	$-

Item not affecting cash:
During the nine months ended September 30, 2005, $67,000 of debentures were exchanged for newly issued shares of common stock

See notes to the consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiary
Consolidated Condensed Statement of Shareholders Equity

					Total
	Common Stock		Additional Paid	Accumulated	Shareholders
	Shares	Amount	In Capital	Deficit	Equity

Balance - December 31, 2004 (Audited)	72,992,037	$7,299	$1,830,578	$(2,687,310)	$(849,433)
Issuance of stock for services	5,750,000	575	5,050		5,625
Net loss				(108,568)	(108,568)
Balance - March 31, 2005 (Unaudited)	78,742,037	7,874	1,835,628	(2,795,878)	(952,376)
Issuance of stock for services	2,800,000	280	2,420		2,700
Net loss				(141,809)	(141,809)
Balance - June 30, 2005 (Unaudited)	81,542,037	8,154	1,838,048	(2,937,687)	(1,091,485)
Conversion of debentures to common stock	13,400,000	1,340	65,660		67,000
Net loss				(166,694)	(166,694)
Balance-September 30, 2005 (Unaudited)	94,942,037	$9,494	$1,903,708	$(3,104,381)	$(1,191,179)

See notes to the consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Basis of Presentation

The accompanying consolidated condensed financial statements of Innovative Food Holdings, Inc. and subsidiary (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial statement presentation. U.S. accounting principles also contemplate continuation of the Company as a going concern. The Company has incurred significant losses from operations in the fiscal year ended December 31, 2004 and in the first three quarters of the current year. The Company has also a working capital deficiency of $633,291 as of September 30, 2005.

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

	For the Nine Months Ended
	September 30,
Numerator:	2005	2004

Net Loss	$(417,070)	$(1,159,446)

Denominator:

Weighted-average common shares outstanding	87,950,733	48,631,711
Dilutive effect of:
Stock options and warrants
Weighted-average common shares outstanding, assuming dilution	500,000,000	174,231,711

Basic and Diluted Per Share Information:

Net loss per share - basic and diluted	$(0.0047)	$(0.0238)

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

RESULTS OF OPERATIONS

Our net revenues for the three months ended September 30, 2005 and 2004 were $1,303,929 and $1,171,484, respectively, and our net revenues for the nine months ended September 30, 2005 and 2004 were $3,800,119 and $3,237,454, respectively. Management believes that this increase of approximately 12% for the three month period and approximately 17% for the six month period was primarily due to the increase in the number of divisions of US Foodservice (“USF”) through which our products were sold, as well as the addition of new products to our offering.

The following table sets forth for the periods indicated the percentage of net revenues represented by the certain items reflected in our statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net Revenue	100%	100%	100%	100%
Cost of Goods Sold	77%	78%	78%	85%

Gross Margin	23%	22%	22%	15%

Selling, general and administrative expenses	34%	45%	31%	50%
Interest expense	2%	1%	2%	1%

Net Loss	(13%)	(25%)	(11%)	(36%)

The following is a discussion of our financial condition and results of operations for the quarters ended September 30, 2005 and 2004. This discussion may contain forward looking-statements that involve risks and uncertainties. Our actual results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004

Revenue increased by $132,445, or 11%, to $1,303,929 for the quarter ended September 30, 2005 from $1,171,484 in the prior year, and by $562,665, or 17%, to $3,800,119 for the nine months ended September 30, 2005 from $3,237,454 in the prior year. The substantial portion of the increase was attributable to increases in sales of meats and game, the addition of cheeses to our product offerings, and an increase in the number of divisions of USF that offered our products to their customers.

Our costs and expenses for the three months ended September 30, 2005 and 2004 are primarily comprised of (1) cost of goods sold (77% and 78%, respectively), (2) selling expenses (17% and 13%, respectively), and (3) general and administrative expenses (17% and 32%, respectively). Cost of sales on a consolidated basis increased $4,650, to $1,448,417 for the quarter ended September 30, 2005, from $1,443,767 in the quarter ended September 30, 2004. Our costs and expenses for the nine months ended September 30, 2005 and 2004 are primarily comprised of (1) cost of goods sold (78% and 85%, respectively), (2) selling expenses (16% and 21%, respectively), and (3) general and administrative expenses (15% and 29%, respectively). Cost of sales on a consolidated basis increased $221,760, or 5%, to $2,964,413 for the nine months ended September 30, 2005, from $2,742,653 in the nine months ended September 30, 2004.

Consolidated gross margin as a percentage of net revenue was 23% during the quarter ended September 30, 2005, compared to 22% in the quarter ended September 30, 2004, representing an absolute percentage point increase of 1%. Consolidated gross margin as a percentage of net revenue was 22% during the nine months ended September 30, 2005, compared to 15% in the nine months ended September 30, 2004. This increase was primarily due to more efficient operations in the earlier quarters of the year in 2005.

Selling expenses increased by approximately $68,408, or 44%, from approximately $155,961 to approximately $224,369 for the quarters ended September 30, 2004 and 2005, respectively. Selling expenses decreased by approximately $71,316, or 10%, from approximately $689,646 to approximately $618,330 for the nine months ended September 30, 2004 and 2005, respectively. The year-to-date decrease was attributable to a reduction in sales payroll.

General and Administrative expenses ("G&A") decreased by approximately $148,324, or 40%, when comparing G&A of approximately $369,414 and $221,090 for the quarters ended September 30, 2004 and 2005, respectively. General and Administrative expenses ("G&A") decreased by approximately $354,403, or 38%, when comparing G&A of approximately $930,985 and $576,582 for the nine months ended September 30, 2004 and 2005, respectively. The decrease was primarily attributable to participation in fewer USF food shows and reimbursement from USF for food shows attended.

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

Other Income

Other Income decreased by approximately $17,444 from approximately $50,367 for the quarter ended September 30, 2004 to approximately $32,923 for the quarter ended September 30, 2005, and by approximately $26,403 from approximately $169,869 for the nine months ended September 30, 2004 to approximately $143,466 for the nine months ended September 30, 2005.

Liquidity and Capital Resources
As of September 30, 2005, the Company had cash on hand of $41,532, an increase of $13,521 over December 31, 2004. During the nine months ended September 30, 2005, cash flows provided by financing activities were $662,000, partially offset by cash used by operating activities of $519,252 and cash used by investing activities of $129,227.

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

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Historically, we have funded our operating losses by sales, in private placements, of our equity and/or debt securities. The securities we sold during the three months ended September 30, 2005 consisted of convertible notes in the aggregate face amount of $210,000, which are convertible into an additional 42,000,000 shares of our common stock. To those lender/investors we also issued warrants to purchase an aggregate of an additional 69,300,000 shares of our common stock at exercise prices ranging from $0.005 to $0.01265 per share. The issuance of these warrants and convertible notes were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to the provisions of Rule 506 of Regulation D since all the purchasers were accredited investors.

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

Item 4. Submission of Matters to a Vote of Securities Holders

We mailed a Proxy Statement on or about June 21, 2005 to our stockholders of record as of June 15, 2005 in connection with our 2005 Annual Meeting of Stockholders, which was held on July 6, 2005 at the offices of Feder, Kaszovitz, Isaacson, Weber, Skala, Bass & Rhine LLP, 750 Lexington Avenue, New York, New York 10022. At the Meeting, the stockholders voted on four matters. There was no quorum for matters one and two as of the original transaction date, only as of the record date.

The first matter upon which the shareholders voted was the proposal to ratify the merger of Alpha Solarco into Fiber Application Systems Technology, Ltd. and the related 1,000 to 1 reverse split. The tabulation of the votes of shareholders as of the record date (both in person and by proxy) was as follows:

For	Against	Abstentions

49,490,182	-11-	30

There were no broker held non-voted shares represented at the Meeting with respect to this matter.

The second matter upon which the shareholders voted was the proposal to ratify the merger Fiber Application Systems Technology, Ltd. into Innovative Food Holdings, Inc. and the related 200 to 1 reverse split. The tabulation of the votes of shareholders as of the record date (both in person and by proxy) was as follows:

For	Against	Abstentions

49,490,182	-11-	39

There were no broker held non-voted shares represented at the Meeting with respect to this matter.

The third matter was the election of the members of the Board of Directors. The three directors elected and the tabulation of the votes (both in person and by proxy) were as follows:

Nominees for Directors	For	Against	Withheld

Michael Ferrone	49,490,170	n/a	28
Joe DiMaggio, Jr	46,040,015	n/a	3,450,029
Joel Gold	49,490,172	n/a	29

There were no broker held non-voted shares represented at the Meeting with respect to this matter.

The fourth matter upon which the shareholders voted was the proposal to ratify the appointment by the Board of Directors of Bernstein & Pinchuk LLP, as independent certified public accountants for the Company for 2005. The tabulation of the votes (both in person and by proxy) was as follows:

For	Against	Abstentions

49,490,217	-8-	7

There were no broker held non-voted shares represented at the Meeting with respect to this matter.

Item 5. Other Information

NONE

Item 6. Exhibits

31.1    Section 302 Certification
31.2    Section 302 Certification
32.1    Section 906 Certification
32.2     Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE
Jonathan D. Steckler /s/ Jonathan D. Steckler	President	November 22, 2005

Carol Houston /s/ Carol Houston	Principal Financial Officer	November 22, 2005