Form 10KSB
period 2005-12-31
INNOVATIVE FOOD HOLDINGS INC
filed 2006-04-17
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-9376

INNOVATIVE FOOD HOLDINGS, INC.

(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

FLORIDA	20-1167761
(I.R.S. Incorporation Or Organization)	(Identification No.)

1923 TRADE CENTER WAY, SUITE ONE
NAPLES, FLORIDA	34109
(Address Of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code: (239) 596-0204
Securities Registered Under Section 12(b) Of The Exchange Act: NONE Securities Registered Under Section 12(g) Of The Exchange Act: COMMON STOCK, NO PAR VALUE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ___

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

The number of shares outstanding of the issuer's common stock is 106,342,037 as of March 21, 2006 The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $2,983,682 as of March 21, 2006, based upon the closing price of the issuer’s common stock on such date.

The Issuer’s revenues for the fiscal year ended December 31, 2005 were $5,561,614.

INNOVATIVE FOOD HOLDINGS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-KSB
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

PART I

ITEM 1. Description of Business

Our History

We were initially formed in June 1979 as Alpha Solarco Inc., a Colorado corporation. From June 1979 through February 2004, we were either inactive or involved in discontinued business ventures. In February 2003 we changed our name to Fiber Application Systems Technology, Ltd. In February 2004, we changed our state of incorporation by merging into Innovative Food Holdings, Inc. (“IVFH”), a Florida shell corporation. As a result of the merger we changed our name to that of Innovative Food Holdings, Inc. In February 2004 we also acquired Food Innovations, Inc.(“FII”) a Delaware corporation, for 25,000,000 shares of our common stock.

Overview

IVFH currently acts as the holding company for FII, its wholly-owned subsidiary. In the future, we may purchase or start new business operations, including food manufacturing and restaurant outlets focused on bringing to market the highest quality food products tailored to emerging trends in the foodservice industry. The discussion below centers on the business of our operating subsidiary, FII.

Our Operations

FII was incorporated in Delaware on January 9, 2002 and, since its incorporation, has been in the business of providing premium white tablecloth restaurants with the freshest origin-specific perishables and specialty products direct from its network of vendors to the end users (restaurants, hotels, country clubs, national chain accounts, casinos, and catering houses) within 24 hours, except as stated hereafter, eliminating all wholesalers and distributors. We currently sell 91% of our products through a distributor relationship with Next Day Gourmet, L.P., a subsidiary of US Foodservice, Inc. (“USF”), a $20 Billion broadline distributor owned by Dutch grocer Royal Ahold.

In the past two years, our sales to existing and new customers have increased through the broadening of our geographic penetration due to the increasing number of divisions of USF offering our products,and through the addition of new product lines to our offering, and through the continued growth of the restaurant industry nationwide.

Our Products

FII distributes over 3,000 perishable and specialty food products, including origin-specific seafood, domestic and imported meats, exotic game and poultry, artisanal cheeses, caviar, wild and cultivated mushrooms, micro-greens, heirloom and baby produce, organic farmed and manufactured food products, estate-bottled olive oils and aged vinegars. FII is constantly adding to its product mix other products that are not feasible for a broadline distributor to effectively warehouse, including organic products and specialty grocery items. We aim to offer our customers access to the best food products available nationwide, quickly and cost-effectively. Some of our best-selling items include:

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

In 2005 seafood accounted for 24% of sales, meat and game accounted for 28% of sales, specialty items accounted for 25% of sales, produce accounted for 8% of sales, cheese accounted for 10% of sales, and poultry accounted for 5% of sales.

Customer Service and Logistics

Our “live” chef-driven customer service department is available by telephone every weekday, from 7 a.m. to 7 p.m. EST (Eastern Standard Time) The team is made up of four full-time customer service chefs experienced in all aspects of perishable and specialty products. By employing chefs to handle customer service, we are able to provide our customers with extensive information about our products, including:

•	Flavor profile & eating qualities
•	Recipe & usage ideas
•	Origin, seasonality, and availability
•	Cross utilization ideas and complementary uses of products

Our logistics team pro-actively tracks every package to ensure delivery of product to our customers. The logistics team receives tracking information on all products ordered, and packages are monitored from origin to delivery. In the event that delivery service is interrupted, our logistics department begins the process of expediting the package to its destination. The customer is then contacted before the expected delivery commitment time allowing the customer ample time to make arrangements for product replacement or menu changes. Our Logistics Manager works directly with our suppliers to ensure our strict packaging requirements are in place at all times.

Chef Advisory Board

In addition to our in-house chefs, FII relies on the assistance of our Chef Advisory Board.
The board advises the company on various trends in the restaurant industry as it relates to our products .

Chef Joseph Amendola
Chef Joe Amendola was the American Culinary Federation Chef of the Year for 2002. With over sixty years of experience, Chef Amendola is world renowned as more than a culinary professional. He is an ambassador, teacher, mentor and author of The Bakers Manual, Understanding Baking, Ice Carving Made Easy, Professional Baking and Practical Cooking, and Baking for Schools and Institutions, all of which are used in culinary institutes around the world. Over 25,000 students graduated under his tenure as Dean of the Culinary Institute of America in Hyde Park, NY.

Chef Don Pintabona
Chef Pintabona graduated from the Culinary Institute of America in 1982 and began traveling, working alongside some of the world’s finest Chefs, for firsthand studies of regional cooking styles and techniques. Under the tutelage of such Chefs as Nishitani in Osaka, Japan, Georges Blanc in Vonnes, France, and Charles Palmer in New York, Chef Pintabona sought out the most unusual local foodstuffs and then developed his own style of contemporary American cuisine.
Last year, Chef Pintabona celebrated publishing his own book entitled The Tribeca Grill Cookbook: Celebrating Ten Years of Taste. He also lends his expertise to many community events and teaches a special course at the Cornell School of Hotel Management. A frequent guest Chef on ABC’s “Good Morning America,” he also has been on the Food Network’s “Cooking Live” and has been featured in Bon Appétit, Gourmet, GQ, Nation’s Restaurant News, and the New York Times.

Chef Bob Ambrose
Chef Ambrose is a graduate of the Culinary Institute of America and has been in the hospitality industry for over 20 years in all aspects of the business. During his career Chef Ambrose was honored with the prestigious invitation to cook at many James Beard functions, including The World Gourmet Summit in Singapore. Following his career in hospitality, Chef Ambrose served as a Sales Manager for LaBelle Farms, one of FII’s preferred suppliers. He now owns Bella Bella Gourmet Foods, which is also a preferred supplier of Chef Driven poultry products.

Relationship with USF.

In 2003, Next Day Gourmet, L.P., a subsidiary of USF,, a $20 Billion broadline distributor owned by Dutch grocer Royal Ahold, contracted FII to handle the distribution of over 3,000 perishable and specialty products. Under the current terms of the contract FII is the exclusive supplier of overnight delivered , perishable sea foods, fresh produce, and other exotic fresh foods. Such products are difficult for broadline food distributors to manage profitably and keep in warehouse stock due to their perishable nature and limited audience. In the FII model, there is no need for USF to warehouse (or for FII to take possession of) product because it is shipped directly from the source to the end user, therefore reducing loss due to waste. Through USF’s sales associates, FII’s products are available to USF accounts nationwide, ensuring superior freshness and extended shelf life to their customers. FII gets the benefit of a national sales force and an existing client base. While the current contract with USF expires in September 2006 the extension negotiations are currently underway. We expect to reach an agreement with USF but we can give no assurances that we will do so. During the year ended December 31, 2005, Next Day Gourmet L.P. accounted for $5,062,844 or 94% of our sales and approximately $387,281 or 92% of our accounts receivables. Other than our business arrangements with USF, we are not affiliated with either USF or Next Day Gourmet, L.P.

Growth Strategy

Restaurant food sales continue to grow, both in total dollars spent (from $295 billion in 1995 to over $511 billion projected for 2006) and in share of the food dollar spent in the United States (from 25% in 1955 to 47% projected for 2006), according to the National Restaurant Association website (www.restaurant.org).

FII’s continued growth within the industry relies heavily on two marketing paths: one-to-one selling in tightly knit chef led communities that are eager to share their successes in implementing new culinary arts, and the channeling of efforts by highly motivated food brokerage and distribution partner US Foodservice.

On August 24th, 2005 IVFH loaned $150,000 to Pasta Italiana, Inc.(“Pasta”); a full line manufacturer of pasta products and entrees. The loan was secured by the personal guarantees of the two principals of Pasta. As consideration for the loan, IVFH, was given the option, for 180 days, to purchase 100 percent of the outstanding shares of Pasta through the issuance of 10 million shares of IVFH. On February 7th 2006 IVFH loaned an additional $96,000 to Pasta. In consideration for the additional loan, Pasta Italiana agreed to extend the option agreement to April 24, 2006. We made several other advances to Pasta of operating funds in January and February of 2006 amounting to an additional $104,000.

Competition

While we face intense competition in the marketing of our products and services, it is our belief that there is no other single source for such a broad range of quality chef driven perishables in the country that offers nationwide distribution within a 24- to 48-hour timeframe. Our primary competition is from local meat and seafood purveyors that supply a limited local market and have a limited range of products. However, many of our competitors are well established, have reputations for success in the development and marketing of these types of products and services and have significant financial, marketing, distribution, personnel and other resources. These financial and other capabilities permit such companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors to enter into new markets and introduce new products and services.

Insurance

We may be subject to substantial liability as a result of our day-to-day operations. Accordingly, we maintain a general liability insurance policy that is subject to a per occurrence limit of $2,000,000 with a $2,000,000 limit annually and products and completed operations aggregate policy covering an additional $2,000,000 of liability. In addition, we have personal injury and advertising injury coverage with a limit of $1,000,000. These insurance policies may not be sufficient to cover all potential claims and additional insurance may not be available in the future at reasonable costs.

Government Regulation

Various federal and state laws currently exist, and more are sure to be adopted, regulating the delivery of fresh food products. However, our business plan does not require us to deliver fresh food products directly, as third-party vendor’s ship the products. We require all third-party vendors to maintain liability insurance and compliance with Hazard Analysis And Critical Control Point (‘HACCP”), an FDA and USDA mandated food safety program. Any changes in the fresh food delivery market that materially hinders our current ability and/or cost to deliver fresh products, could potentially cause a material impact on net revenue and gross margin and, therefore, our profitability and cash flows could be adversely affected.

Employees

We currently employ 13 full-time employees and 1 part time employee, including 5 chefs and 2 executive officers. We believe that our relations with our employees are satisfactory. None of our employees are represented by a union.

Transactions with Major Customers

Transactions with major customers and related economic dependence information is set forth under the heading Transactions with Major Customers in Note 6 to the Consolidated Financial Statements included in the Financial Statements section hereof and is incorporated herein by reference.

How to Contact Us

Our executive offices are located at 1923 Trade Center Way, Suite One, Naples, Florida 34109, our Internet address is www.foodinno.com, and our telephone number is (239)596-0204.

ITEM 2. Description of Properties

We lease approximately 2,800 square feet of space at 1923-1925 Trade Center Way, Naples, Florida, all of which is currently used for our principal executive offices and sales operations. The lease for these premises expires on September 2007 and is with a non-affiliated landlord. The aggregate base rent is $3,862 per month for the remainder of the term of the lease. We intend to negotiate an extension of that lease; however, if we are unable to do so, we will lease or acquire other similar space in close proximity to our existing space. We believe that appropriate space is and will be available if needed at acceptable prices.

ITEM 3. Legal Proceedings

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Pink Sheets. Since March 2004, our common stock has traded under the symbol "IVFH". Prior thereto, such common stock traded under the symbol "FBSN". We are authorized to issue up to 500,000,000 shares of common stock , of which 104,742,037 were issued and outstanding as of December 31, 2005. The following table sets forth the high and low sales prices of the common stock as reported by the Pink Sheets for each full quarterly period within the two most recent fiscal years.

	HIGH	LOW

Fiscal Year Ended December 31, 2005
First Quarter	$0.044	$0.005
Second Quarter	0.089	0.018
Third Quarter	0.135	0.065
Fourth Quarter	0.080	0.036

Fiscal Year Ended December 31, 2004
First Quarter	$3.800	$0.500
Second Quarter	0.709	0.279
Third Quarter	0.489	0.040
Fourth Quarter	0.055	0.007

The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The figures have been adjusted to reflect the effect of historical reverse splits.

Security Holders

On March 21, 2006, there were approximately 5,278 record holders of our common stock. In addition, we believe there are numerous beneficial owners of common stock whose shares are held in "street name."

Dividends

We have not paid dividends during the two most recently completed fiscal years, and have no current plans to pay dividends on our common stock. We currently intend to retain all earnings, if any, for use in our business.

On November 30, 2005 we issued 1,000,000 shares of common stock upon the conversion of a $5,000 convertible note. We relied on the exemption from registration contained in Sec 4(2) of the Securities Act inasmuch as this issuance to a single shareholder did not involve a public offering. On August 18, 2005 we issued 8,800,000 shares of common stock upon the partial conversion of $44,000 of an $85,000 convertible note. We relied on the exemption from registration contained in Sec 4(2) of the Securities Act inasmuch as this issuance to a single shareholder did not involve a public offering.

Securities Underlying Currently Convertible Derivative Securities

There are currently convertible notes outstanding that, if converted in full, would cause us to issue an additional 232,800,000 shares of common stock convertible at a per share price of $0.005. The face value of all outstanding Notes totals $1,164,000. In addition, there are Class A warrants outstanding entitling the holders to acquire an additional 92,000,000 shares of our common stock exercisable at a per share price of $0.00115, Class B warrants outstanding entitling the holders to acquire an additional 23,000,000 shares of our common stock exercisable at a per share price of $0.011, and Class C warrants outstanding entitling the holders to acquire an additional 36,800,000 shares of our common stock exercisable at a per share price of $0.005.

All of the shares we would be required to issue upon conversion of the notes and the exercise of the warrants described above, totaling 434,100,000 shares, together with our currently outstanding shares total 540,442,037 shares, which exceeds the current number of our authorized shares.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not currently have an Equity Compensation Plan.

ITEM 6. Management’s Discussion and Analysis
Some of the matters discussed in this section contain forward-looking statements and information relating to us that is based on the current beliefs and expectations of management, as well as assumptions made by and information currently available to us. When used in this section, and elsewhere in this Form 10-KSB, the words "anticipate", "believe", "estimate", “should” and "expect" and similar expressions, as they relate to us are intended to identify forward-looking statements. Such statements reflect the current views of our management with respect to future events and are subject to certain risks, uncertainties and assumptions, which could cause the actual results to differ materially from those reflected in the forward-looking statements.

Cautionary Statements

The following are cautionary statements made pursuant to the Private Securities Litigation Reform Act of 1995 in order for the Company to avail itself of the “safe harbor” provisions of the Reform Act. The discussions and information in this document may contain both historical and forward-looking statements. To the extent that the document contains forward-looking statements regarding our financial condition, operating results, business prospects or any other aspect, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, inability to attract prospective new customers or retain existing customers, resulting in a declining revenue base, intense competition, including entry of new competitors and services, adverse federal, state and local government regulation, unexpected costs and operating deficits, lower sales and revenues than forecast, default on leases or other indebtedness, loss of supplies, price increases for capital, supplies and materials, inadequate capital and/or inability to raise financing, the risk of litigation and administrative proceedings involving us and our employees, higher than anticipated labor costs, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of our operating results and financial condition, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this or in other reports issued by us.

Risks Relating to Our Business:

We Have a History Of Losses Which May Continue, Requiring Us To Seek Additional Sources of Capital Which May Not Be Available, Requiring Us To Curtail Or Cease Operations.
We incurred net losses of $563,821 for the year ended December 31, 2005 and $1,512,225 for the year ended December 31, 2004. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will continue to incur losses. We will continue to incur losses until we are able to establish significant sales. Our possible success is dependent upon the successful development and marketing of our services and products, as to which we can give no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel, marketing and promotions, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. In addition, we will require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. We anticipate that we will require up to approximately $250,000 in additional funds with no repayment of existing debt of 2006 maturities and maturities in default. to fund our continued operations for the next twelve months, depending on revenue from our operations. We can give no assurance that financing will be available in amounts or on terms acceptable to us, if at all. In addition we may require additional funds to support operations of Pasta Italiana. Our inability to obtain sufficient funds from our operations or external sources would require us to curtail or cease operations. `

If We Are Unable to Obtain Additional Funding Our Business Operations Will be Harmed and If We Do Obtain Additional Financing Our Then Existing Shareholders May Suffer Substantial Dilution.

Additional capital will be required to effectively support our operations and to otherwise implement our overall business strategy. However, we can give no assurance that financing will be available when needed on terms that are acceptable to us. Our inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

We Have Received a Notice From a Shareholder of a Substantial Claim Against Us Which if Prosecuted Successfully Could Materially Impair Our Ability to Remain in Business.

We have been advised by a shareholder and a noteholder that we are in default under his Note and that he has a claim against us for $650,000. We do not believe that we are in default under the note. However, regardless of the default under the note, the shareholder has given us notice that he has a claim against us in the amount of $650,000, which amount of money the Company is currently unable to pay. If the company agrees to certain of his requests , we have been notified by the company’s senior creditors that they will serve the company with a notice of default, which will have the ability to immediately close down the company’s operations.

Our Independent Auditors Have Expressed Substantial Doubt About Our Ability to Continue As a Going Concern, and We Concur With This Assessment

In their report dated March 3rd, 2006, our independent auditors stated that our financial statements for the year ended December 31, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our significant losses from operations since inception and our working capital deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in our meeting such goals and we can give no assurance that such methods will prove successful.

We Have Historically Derived Substantially All of Our Revenue From One Client and if We Were to Lose Such Client We Will Be Unable to Generate New Sales to Offset Such Loss, We May Be Forced to Cease or Curtail Our Operations.

In 2003, Next Day Gourmet, L.P. contracted with our subsidiary to handle the distribution of over 3,000 perishable and specialty food products to USF’s customers. The current contract with USF expires in September 2006. Our sales through USF’s sales force generated gross revenues for us of $5,062,844 in the year ended December 31, 2005 and $3,772,162 in the year ended December 31, 2004. Those amounts contributed 94% and 85% respectively of our total sales in those periods. Although we have generated revenues from additional customers other than USF, if we do not renew our contract with USF in September 2006 or if the contract is terminated for any reason and we are unable to generate new sales or offset such loss, we may be forced to cease or curtail our operations. While we have begun discussions with USF to extend the agreement, we can give no assurance that we will be successful and if the agreement terminates in September it will adversely effect our sales in a material fashion to the extent that we may be forced to cease operations.

We May Be Unable to Manage Our Growth Which Could Result in Our Being Unable to Maintain Our Operations.

Our strategy for growth is focused on continued enhancements to our existing business model, offering a broader range of services and products and affiliating with additional vendors and distribution channels through possible joint ventures. Pursuing this strategy presents a variety of challenges. We may not experience an increase in our services to our existing customers, and we may not be able to achieve the economies of scale, or provide the business, administrative and financial services, required to sustain profitability from servicing our existing and future customer base. Should we be successful in our expansion efforts, the expansion of our business would place further demands on our management, operational capacity and financial resources. To a significant extent, our future success will be dependent upon our ability to maintain adequate financial controls and reporting systems to manage a larger operation and to obtain additional capital upon favorable terms. We can give no assurance that we will be able to successfully implement our planned expansion, finance its growth, or manage the resulting larger operations. In addition, we can give no assurance that our current systems, procedures or controls will be adequate to support any expansion of our operations. Our failure to manage our growth effectively could have a material adverse effect on our business, financial condition and results of our operations.

The Foodservice Industry is Very Competitive, Which May Result in Decreased Revenue for Us as Well as Increased Expenses Associated With Marketing Our Services and Products.

We compete against other providers of quality foods, some of which sell their services globally, and some of these providers have considerably greater resources and abilities than we have. These competitors may have greater marketing and sales capacity, established distribution networks, significant goodwill and global name recognition. Furthermore, it may become necessary for us to reduce our prices in response to competition. This could impact our ability to be profitable.

Our Success Depends on Our Acceptance by the Chef Community and if the Chef Community Does Not Accept Our Products Then Our Revenue Will be Severely Limited.

The chef community may not embrace our products. Acceptance of our services will depend on several factors, including: cost, product freshness, convenience, timeliness, strategic partnerships and reliability. Any of these factors could have a material adverse effect on our business, results of operations and financial condition. We also cannot be sure that our business model will gain wide acceptance among chefs. If the market fails to continue to develop, or develops more slowly than we expect, our business, results of operations and financial condition will be adversely affected.

We Rely Upon Outside Suppliers and Shippers for Our Specialty Food Products and the Interruption in the Supply of Our Products May Negatively Impact Our Revenues.

Shortages in supplies of the food products we sell may impair our ability to provide our services. Our suppliers are independent and we cannot guarantee their future ability to source the products that we sell. Many of our products are wild-caught, and we cannot guarantee their availability in the future. Unforeseen strikes and labor disputes may result in our inability to deliver our products in a timely manner. Since our customers rely on us to deliver their orders within 48 hours, delivery delays could significantly harm our business.

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

Risks Relating to Our Current Financing Arrangement:

There Are a Large Number of Shares Underlying Our Convertible Notes and Warrants That May be Available for Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock.

As of March 21, 2006, we had 106,342,037 shares of common stock issued and outstanding and convertible notes outstanding that may be converted into an estimated 232,800,000 shares of common stock at $0.005 per share, and outstanding warrants to purchase 201,300,000 shares of common stock at prices below the current market price of our common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock. As the market price declines, then the callable secured convertible notes will be convertible into an increasing number of shares of common stock resulting in dilution to our shareholders.

The Continuously Adjustable Conversion Price Feature of Our Monthly Repayments in Connection with some of our Convertible Notes, namely, $550,000 is at a discount to Market and Could Require Us to Issue a Substantially Greater Number of Shares, Which Will Cause Dilution to Our Existing Stockholders.

Our obligation to issue shares in connection with our monthly repayment of our convertible notes is essentially limitless. The convertible notes may be converted at the option of the holder at a fixed conversion price of $0.005. However, we may elect to repay the monthly amortized payment in cash or shares of common stock. If we pay in shares of common stock, the conversion price is the lesser of $0.005 or 85% of the average of the five closing bid prices of our common stock as reported by Bloomberg L.P. for the five trading days preceding such repayment date. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of the convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the fixed conversion price of $0.005.

We will be required to obtain shareholder approval to amend our Certificate of Incorporation to increase our authorized shares of common stock in order to issue shares of common stock upon exercise of these warrants. There is no guarantee that we will be able to obtain such shareholder approval.

The following is an example of the number of shares of our common stock that are issuable upon conversion of the convertible notes (excluding accrued interest), based upon market prices 25%, 50% and 75% below the fixed conversion price of $0.005.

% Below Market	Price per Share	With Discount at 15%	Number of Shares Issuable	% of Outstanding Stock
25	$.0038	$.0032	191,372,549	64.63%
50	$.0025	$.0021	287,058,824	73.27%
75	$.0013	$.0011	574,117,547*	84.57%

* In the event that our market price decreases to these levels, we will be required to obtain shareholder approval to amend our Certificate of Incorporation to increase our authorized shares of common stock in order to issue shares of common stock upon conversion of these convertible notes. We can give no guarantee that we will be able to obtain such shareholder approval.

As illustrated, the number of shares of our common stock issuable upon conversion of these convertible notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

The Continuously Adjustable Conversion Price feature of these Convertible Notes May Encourage Investors to Make Short Sales in Our Common Stock, Which Could Have a Depressive Effect on the Price of Our Common Stock.

If we elect to pay the monthly repayments in shares of common stock, the convertible notes are convertible into shares of our common stock at the lessor of $0.005 or a 15% discount to the trading price of our common stock prior to the conversion . The significant downward pressure on the price of the common stock as the selling stockholder receives shares in connection with the monthly repayment and sells material amounts of common stock, could encourage short sales by investors. This could place further downward pressure on the price of our common stock. The selling stockholder could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of notes, warrants and options, but also the mere perception that these sales could occur, may adversely affect the market price of our common stock.

The Issuance of Shares Upon Conversion of these Convertible Notes and Exercise of Outstanding Warrants May Cause Immediate and Substantial Dilution to Our Existing Stockholders.

The issuance of shares upon conversion of the convertible notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the note/warrant holders may ultimately convert or exercise and sell the full amount issuable on conversion. Although such note/warrant holders may not convert their convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent them from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, they could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

If We Are Required for any Reason to Repay Our Outstanding Convertible Notes or if We Elect to Make Monthly Payments in Cash as Opposed to Stock, We Would Be Required to Deplete Our Working Capital, If Available, or Raise Additional Funds.

We are required to repay our convertible notes commencing in August 2005 with respect to the convertible notes issued in connection with the February 2005 Securities Purchase Agreement and in February 2006 in connection with the August 2005 Securities Purchase at the rate of 1/18th of the outstanding principal on the convertible note on a monthly basis. We may make such monthly payment in either cash or shares of common stock that are registered under the Securities Act of 1933, as amended. If we are required to repay the secured convertible notes, we would be required to use our limited working capital and/or raise additional funds (which may be unavailable) which would have the effect of causing further dilution and lowering shareholder value.

We Are Currently In default Under Certain Convertible Notes Which Could Result in Legal Action Against Us, Which Could Require the Sale of Substantial Assets.

We are currently in default under certain of our outstanding convertible notes which could require the early repayment of the convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is acted upon by the noteholders and not cured within the specified grace period. We anticipate that the full amount of the convertible notes will be converted into shares of our common stock, in accordance with the terms of the secured convertible notes. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

Risks Relating to Our Common Stock:

Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto, as well as all other related notes, and financial and operational references, appearing elsewhere in this document.
Overview

Our Company is structured as a one-company holding company whose sole, wholly-owned subsidiary is FII, which was incorporated in Delaware on January 9, 2002. In the future, we may purchase or start new business operations, including food manufacturing and retail (restaurant) outlets.

Background

From our inception in 1979 (under the name "Alpha Solarco, Inc.") through February 2003 and under the name Fiber Applications Systems Technology from February 2003 through February 2004, we were either involved in discontinued operations, or were an inactive shell. In February 2004, we repositioned ourselves through the acquisition of FII, our wholly-owned subsidiary. This subsidiary is in the business of national food distribution via third-party shippers.

Transactions With Major Customers

Transactions with major customers and related economic dependence information is set forth (1) following our discussion of Liquidity and Capital Resources, (2) in our discussion of Critical Accounting Policy and Accounting Estimate Discussion (immediately following (1) previously mentioned) and (3) under the heading Transactions with Major Customers in Note 8 to the Consolidated Financial Statements and incorporated herein by reference.

RESULTS OF OPERATIONS

Our net revenues for each of the fiscal years ended December 31, 2005 and 2004 were $5,561,614 and $4,669,267 respectively. Management believes that this increase of approximately 20% was primarily due to the increase in the number of divisions of USF through which our products were sold.

The following table sets forth for the periods indicated the percentage of net revenues represented by the certain items reflected in our statement of operations:

Year ended December 31,

	2005	2004

Net Revenue .	100.00%	100.00%
Cost of Goods Sold	(81.1%)	(82.8%)

Gross Margin	18.9%	17.2%
Selling, general and administrative expenses	(26.3%)	(48.4%)
Interest expense	(1.5%)	(1.1%)
Income tax expense	(0.00%)	(0.0%)

Net Loss	(10.1%)	(32.3%)

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2005 and 2004, respectively. This discussion may contain forward looking-statements that involve risks and uncertainties. Our actual results could differ materially from the forward looking-statements discussed herein. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Sales increased by $933,644, or 21%, to $5,371,482 and total revenues increased by $892,374 or 19% to $5,561,614 for the year ended December 31, 2005 from $4,669,267 in the prior year. A substantial portion of the increase was attributable to an increase of approximately $512,236 in sales of specialty items food products, and an increase of approximately $313,639 in sales of meat and game. The addition of cheeses to our product offering in the prior year again increased sales by $293,532. While we saw a small reduction in the sales of seafood and meat and game items, we expect seafood and meat sales to continue to represent a substantial part of our revenue in the future. Nevertheless, we continue to assess the potential of new revenue sources from the manufacture and sale of proprietary products, and will implement that strategy if deemed beneficial to the Company. See “Other Income” below for discussion.

Any changes in the food distribution industry that materially hinders our current ability and/or cost to deliver our fresh produce to our customers could potentially cause a material impact on our net revenues and gross margins and, therefore, our profitability and cash flows could be adversely affected.

See "Transactions with Major Customers" and the Securities and Exchange Commission's ("SEC") mandated FR-60 disclosures following the "Liquidity and Capital Resources" Section for a further discussion of the significant customer concentrations, loss of significant customer, critical accounting policies and estimates, and other factors that could affect future results.

Our cost of revenues during the years ended December 31, 2005 and 2004 are primarily comprised of (1) cost of goods sold (81.1% and 82.8%, respectively), (2) selling expenses (11.8% and 18.8%, respectively), and (3) general and administrative expenses (14.5% and 29.6%, respectively). Cost of sales on a consolidated basis increased $647,702, or 16.8%, to $4,512,833 for the year ended December 31, 2005, from $3,865,131 in the year ended December 31, 2004. One reason for this increase was a 21% increase in sales when compared to the year ended December 31, 2004. Consolidated gross margin as a percentage of net revenue was 18.9% during the year ended December 31, 2005, compared to 17.2% in the year ended December 31, 2004, representing an absolute percentage point increase of 9.9%. This increase was primarily due to vendor cost reduction and a new pricing strategy put in place during 2005.

Selling expenses decreased by approximately $225,733 or 25.6%, from approximately $880,266 to approximately $654,533 for the years ended December 31, 2004 and 2005, respectively. The decrease was attributable to reductions in travel expenses related to food shows, and the allocation of payroll expenses being directly attributed to either sales or administrative expense.

General and Administrative expenses ("G&A") decreased by approximately $506,998, or 37%, when comparing G&A of approximately $1,382,491 and $875,493 for the years ended December 31, 2004 and 2005, respectively. The decrease was attributable to corporate overhead, with such cost decrease including (i) professional fees incurred in the address of actions arising from legacy operations, and (ii) other non-allocable G&A.

No bad debt was expensed for 2005 as approximately $19,000 remained as an allowance from the $65,000 expensed in 2004. Management is confident that the balance of $19,000 will be adequate for any 2005 bad debt write off. This increase in the amount set aside for bad debt write off between 2003 and 2004 was assessed by us based on the aging of accounts receivable. Some of the losses of accounts receivable in 2004 were due to billing issues. The issue was resolved during 2005 by the implementation of new billing controls. At the end of 2005 a balance of approximately $19,000 is available for any future write-off’s.

We continuously evaluate the collectibility of trade receivables by reviewing such factors as deterioration of the results of operations, and the financial condition or bankruptcy filings of our customers. As a result of this review process, we record bad debt provisions to adjust the carrying amount of the receivables to their realizable value. Provisions for bad debts are also recorded resulting from the review of other factors, including (a) length of time the receivables are past due, (b) historical experience and (c) other factors obtained during collection efforts. If the circumstances relating to any specific customers change adversely, our provision for bad debts would be changed accordingly.

Shares issued for services.

In February 2005 we issued 750,000 shares of our common stock to an employee in lieu of a cash bonus for 2004 and an aggregate of 300,000 shares of our common stock to the three members of the Chef Advisory Committee for various services rendered by them during 2005.

Other Income

Other Income decreased approximately $41,297 from approximately $231,429 to approximately $190,132 for the year ended December 31, 2005.

The primary factors contributing to the net decrease is the discontinuation of the FII Logistics Program, through which we provided services including the tracking and expediting of overnight shipping for some of our vendors and other customers. While we continued to add sales, the program was labor intensive and not within our core business.

Provision For Income Taxes

Our effective income tax rate is a result of the combination of federal income taxes at statutory rates, and state taxes, subject to the effects of valuation allowances taken against the "realizability" of deferred tax assets. We recorded income tax expense of $712 for miscellaneous paid taxes for the year ended December 31, 2005 on pre-tax loss of $563,109 This equates to an effective tax rate of approximately 0%. This effective tax rate is similar to our historically recognized tax rate and was net of a substantial valuation allowance to deferred tax debits (See Note 10 to the financial statements). We had similarly recorded income tax expense of $537 for the year ended December 31, 2004 on a pre-tax loss of approximately $1,512,225.

Liquidity and Capital Resources

Our financial and liquidity position remained weak as exhibited by our cash, cash equivalents, short-term marketable securities and marketable equity securities of $34,063 at December 31, 2005. Cash, cash equivalents, short-term marketable securities and equity securities were $28,011 at December 31, 2004. This increase of $6,052 was the net result of cash used in operating activities of $464,233 and capital expenditures of $199,788 net of $670,076 generated in interest and financing activities which consisted of the following:

01/25/05	$25,000	Convertible Note 6%	Due 01/25/07
02/17/05	25,000	Convertible Note 6%	Due 01/31/07
02/24/05	300,000	Convertible Note 8%	Due 08/25/07*
04/01/05	30,000	Convertible Note 8%	Due 10/12/06 **
04/01/05	5,000	Convertible Note 8%	Due 10/12/06 ***
08/25/05	210,000	Convertible Note 8%	Due 8/25/07
11/29/05	10,000	Short Term Note 8%	Due 03/31/06

A $67,000 stock purchase was completed in 2005
* A $100,000 convertible note issued during 2004 was rolled into the 2005 investment for the same investor, and had the same due date as the convertible note issued in 2005
** A $10,000 conversion request was received in 2005, and the shares issued in early 2006
*** Fully converted during 2005

We entered into a Securities Purchase Agreement with Alpha Capital Aktiengesellschaft and Whalehaven Capital Fund Limited (the “February Investors”) in February 2005 for the sale of $550,000 in convertible notes, class A stock purchase warrants, class B stock purchase warrants and class C stock purchase warrants.

In February 2005, the February Investors purchased an initial $400,000 in convertible notes (which included the rollover of $100,000 previously invested in 2004) and received class A purchase warrants to buy 80,000,000 shares of our common stock, class B stock purchase warrants to buy 20,000,000 shares of our common stock and class C stock purchase warrants to buy 32,000,000 shares of our common stock. In August 2005, the February Investors purchased the remaining $150,000 in convertible notes and received class A purchase warrants to buy 30,000,000 shares of our common stock, class B stock purchase warrants to buy 7,500,000 shares of our common stock and class C stock purchase warrants to buy 12,000,000 shares of our common stock.

The convertible notes bear a stated interest rate of 8% and currently bear interest at the default interest rate of 15%,, the notes have stated maturity of February 2007 and as a resukt of default are currently due on demand and are convertible into our common stock, at the investors' option, at the conversion price of $0.005. Commencing in August 2005, we are required to pay 1/18th of the outstanding principal on the convertible note on a monthly basis. We may make such monthly payment in either cash or shares of common stock that are registered under the Securities Act of 1933, as amended. . If we elect to pay the monthly amount in shares of common stock the applicable conversion rate shall be equal to the lower of 85% of the average of the five closing bid prices as reported by Bloomberg L.P. for the five trading days preceding such repayment date or $0.005.

The full principal amount of the convertible notes is due, at the option of the February Investors, upon default under the terms of convertible notes. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property as well as registration rights.

The class A warrants are exercisable until five years from the date of issuance at a purchase price of $0.0115 per share.The class B warrants are exercisable for a period commencing on the issuance date and terminating on the 180th day that a registration has been effective at a purchase price of $0.011 per share. The class C warrants are exercisable for a period commencing on the issuance date and terminating on the 180th day that a registration has been effective at a purchase price of $0.005 per share. In addition, the exercise price of the warrants is adjusted in the event we issue common stock at a price below market.

The February Investors have contractually agreed to restrict their ability to convert the convertible notes, and exercise the warrants and receive shares of our common stock, such that the number of shares of our common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of our then issued and outstanding shares of our common stock. The investors can waive this restriction in whole or in part, upon and effective after 61 days prior notice to the company.

August 2005

We entered into a Securities Purchase Agreement with Asher Brand, Momona Capital and Lane Ventures, Inc. (the “August Investors”) in August 2005 for the sale of $60,000 in convertible notes, class A stock purchase warrants, class B stock purchase warrants and class C stock purchase warrants
3

In August 2005, the August Investors purchased $60,000 in convertible notes and received class A purchase warrants to buy 12,000,000 shares of our common stock, class B stock purchase warrants to buy 3,000,000 shares of our common stock, and class C stock purchase warrants to buy 4,800,000 shares of our common stock.

The convertible notes currently bear interest at the default interest rate of 15%,, have a stated maturity of August 2007 and are currently due on demand, and are convertible into our common stock, at the investors' option, at the conversion price of $0.005. Commencing in February 2006, we are required to pay 1/18th of the outstanding principal on the convertible note on a monthly basis. We may make such monthly payment in either cash or shares of common stock that are registered under the Securities Act of 1933, as amended. If we elect to pay the monthly amount in shares of common stock the applicable conversion rate shall be equal to the lower of 85% of the average of the five closing bid prices as reported by Bloomberg L.P. for the five trading days preceding such repayment date or $0.005.

The full principal amount of the convertible notes is due, at the option of the August Investors, upon default under the terms of convertible notes. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property as well as registration rights.

The class A warrants are exercisable until five years from the date of issuance at a purchase price of $0.0115 per share. The class B warrants are exercisable for a period commencing on the issuance date and terminating on the 180th day that a registration has been effective at a purchase price of $0.011 per share. The class C warrants are exercisable for a period commencing on the issuance date and terminating on the 180th day that a registration has been effective at a purchase price of $0.005 per share. In addition, the exercise price of the warrants is adjusted in the event we issue common stock at a price below market.

The August Investors have contractually agreed to restrict their ability to convert the convertible notes and exercise the warrants and receive shares of our common stock such that the number of shares of our common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of our then issued and outstanding shares of our common stock. The investors can waive this restriction in whole or in part, upon and effective after 61 days prior notice to the company.

Historically, our primary cash requirements have been used to fund the cost of operations, with additional funds having been used in promotion and advertising and in connection with the exploration of new business lines. Under current operating plans and assumptions, management believes that projected cash flows from operations and available cash resources will be insufficient to satisfy our anticipated cash requirements for at least the next twelve months We anticipate that we will require approximately $250,000 in additional funds to fund our continued operations for the next twelve months, depending on revenue from operations. Although management believes it will be able to raise capital to continue operations, we can give no assurance that financing will be available in amounts or on terms acceptable to us, if at all and if the scheduled maturities can’t be rolled over and if we don’t receive waivers for loans currently in defualt . If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans which would have a negative impact on revenues which, if not reversed, could result in causing us to possibly cease our operations.

Currently, we do not have any material long-term obligations other than those described in Notes 5 and 9 included in the financial statements included in this document, nor have we identified any long-term obligations that we contemplate incurring in the near future. As we seek to further extend our reach into the perishables distribution arena, as well as identify new and other consumer oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

Transactions With Major Customers

During the year ended December 31, 2005, one major customer accounted for $5,062,844 or 94% of our sales. Approximately $387,281 or 88% of our accounts receivable was attributable to such major customer as of December 31, 2005. Approximately $3,772,162 or 85% of sales and $252,833, or 78% of our accounts receivable was attributable to such major customer as of December 31, 2004. Of our remaining approximate 66 active customers in the year ended December 31, 2005, no other single customer had net revenue that equaled or exceeded 1% of consolidated net revenue.

Critical Accounting Policy and Accounting Estimate Discussion

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R is the first reporting period in the first fiscal year beginning after June 15, 2005, which would be our first quarter of 2006. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but this method also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.

SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date.
If an employee stock option is implemented, we will adopt SFAS No. 123R effective January 1, 2006 using the modified prospective method of implementation for outstanding stock options granted to employees prior to our prospective implementation of the measurement provisions of SFAS No. 123 and SFAS No. 148.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations (FIN 47), an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. Uncertainty surrounding the timing and method of settlement that may be conditional on events occurring in the future are factored into the measurement of the liability rather than the existence of the liability. SFAS No. 143 established accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets legally required by law, regulatory rule or contractual agreement and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset, which is then depreciated over the useful life of the related asset. The liability is increased over time through income as a component of depreciation expense, such that the liability will equate to the future cost to retire the long-lived asset at the expected retirement date.   Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We have no obligations at this time affected by said change.

ITEM 7. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Innovative Food Holdings, Inc.
Naples, Florida

We have audited the accompanying balance sheets of Innovative Food Holdings, Inc. and subsidiary as of December 31, 2005, and the related statements of operations, stockholders' deficiency, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Bernstein & Pinchuk LLP
Certified Public Accountants

New York, New York
March 3, 2006, except for Note 7, for which the
date is April 10, 2006

Innovative Food Holdings and Subsidiary
Consolidated Balance Sheet
December 31, 2005

ASSETS

Current Assets
Cash	$34,063
Accounts receivable	439,341
Inventory	4,281
Prepaid expenses	1,507
Loan receivable	186,745
Total Current Assets	665,937

Property and equipment - at cost, net of
accumulated depreciation and amortization	87,368
$753,305

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Curent Liabilities
Accounts payable	$419,030
Accrued taxes and expenses	229,479
Accrued interest payable	108,312
Accrued bonus payable	6,000
Loan payable bank	24,247
Convertible notes payable - current maturities	464,000
Convertible debentures payable	107,749
Total Current Liabilities	1,358,817

Notes and loans payable	110,000

Loans payable stockholders	2,758

Stockholders' Deficiency
Preffered stock, 10,000,000 shares authorized, none issued.
Common stock, $0.0001 par value; 500,000,000 shares authorized;
104,742,037 shares issued and outstanding	10,474
Additional paid-in capital	2,233,223
Paid-in capital - warrants	289,164
Accumulated deficit	(3,251,131)

(718,270)
$753,305

The accompanying notes are an integral part of the financial statements

Innovative Food Holdings and Subsidiary
Consolidated Statements of Operations

	Years ended December 31,
	2005	2004

Revenues
Sales	$5,371,482	$4,437,838
Other income	190,132	231,429

	5,561,614	4,669,267

Costs and expenses
Cost of goods sold	4,512,833	3,865,131
Selling expenses	654,533	880,266
General and administrative expenses	807,352	1,382,491
Amortization expense on debentures	68,141

	6,042,859	6,127,888

Loss before interest expense and
income tax expense	(481,245)	(1,458,621)

Interest expense	81,864	53,067
Loss before income tax expense	(563,109)	(1,511,688)

Income tax expense	712	537

NET LOSS	$(563,821)	$(1,512,225)

Net loss per share - basic and diluted	$(0.01)	$(0.04)

Weihgted average number of shares outstanding,
basic and diluted	86,894,229	38,544,270

Note: Diluted earnings per share are not presented because the effect of convertible debentures, warrants and options is antidilutive.
The accompanying notes are an integral part of the financial statements.

Innovative Food Holdings and Subsidiary
Consolidated Statements of Stockholders' Deficiency

	Common Stock
	Shares				Additional	Paid-in Capital	Accumulated
	Unrestricted	Restricted	Total	Amount	Paid-in Capital	- Warrants	Deficit
Balance at December 31, 2003	-	-	-	$-	$100	$-	$(1,175,085)

To eliminate common stock of subsidiary shown					(100)
Conversion of shares outstanding in corporate
Shell.	157,037		157,037	15
Issue of unrestricted shares of IVFH due to
merger	12,272,984		12,272,984	1,227	148,773
Issue of unrestricted shares due to
family & friends	1,727,016		1,727,016	173	419,802
Share swap from shares of FII to shares of IVFH
for Initial Investors of FII		25,000,000	25,000,000	2,500	241,648
Conversion of bridge loan to shares.		1,000,000	1,000,000	100	70,576
Shares issued for payment of services		6,000,000	6,000,000	600	14,400
Conversion of convertible notes to shares.		3,910,000	3,910,000	391	717,109
Shares issued for employee bonus		100,000	100,000	10	24,440
Unrestricted shares issued for funds received.	15,000,000		15,000,000	1,500	148,500
Shares issued to employees as bonuses.		1,025,000	1,025,000	103	8,610
Shares issued to the board for services rendered		6,800,000	6,800,000	680	36,720
Net loss							(1,512,225)
Balance at December 31, 2004	29,157,037	43,835,000	72,992,037	7,299	1,830,578	-	(2,687,310)

Shares issued for payment of services		750,000	750,000	75	5,550
Conversion of convertible note to shares		2,500,000	2,500,000	250	(250)

The accompanying notes are an integral part of the financial statements.

Innovative Food Holdings and Subsidiary
Consolidated Statements of Cash Flows

	Years ended December 31,
	2005	2004

Cash flows from operating activities
Net loss	$(563,821)	$(1,512,225)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	45,151	69,164
Amortization on discount on debentures	68,141	-
Stock issued during merger	-	150,015
Stock issued to acquire subsidiary	-	244,148
Stock issued for services	-	165,000
Stock issued as bonuses to employees and board members	-	70,563
Changes in assets and liabilities
Accounts receivable	(113,611)	(60,482)
Inventory	383	(4,664)
Prepaid expenses	(1,507)	-
Accounts payable and accrued expenses	101,028	136,695
Net cash used in operating activities	(464,236)	(741,786)

Cash flows from investing activities
Investment Activities	(186,975)	-
Acquisition of property and equipment	(12,813)	(111,644)
Net cash used in investing activities	(199,788)	(111,644)

Cash flows from financing activities
Proceeds from issuance of long-term-debt	670,592	628,000
Proceeds from sale of stock	5,000	419,975
Repayment of notes and loans payable	(5,516)	(210,665)
Net cash provided by financing activities	670,076	837,310

NET DECREASE IN CASH AND CASH
EQUIVALENTS	6,052	(16,120)

Cash and cash equivalents at beginning of year	28,011	44,131
Cash and cash equivalents at end of year	$34,063	$28,011

Supplemental cash flow disclosures:
Interest paid	$1,836	$2,047

Income taxes paid	$712	$739

The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements
December 31, 2005

NOTE 1 Nature of Activities and Significant Accounting Policies

Nature of Business: Innovative Food Holdings Inc., is the parent company of Food Innovations Inc., of which it owns 100% and exerts significance influence but does not control the financial and operating decisions. The activities of the business are accounted for by the equity method. The parent/subsidiary relationship commenced in 2004. Food Innovations, Inc. is in the business of providing premium white tablecloth restaurants with the freshest, origin specific perishable products direct from its network of vendors to the back door within 24 hours.

A summary of the Company’s significant accounting policies follows:

Accounting estimates
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

Revenue recognition
The Company recognizes revenue upon shipment of the product from the vendor. Shipping and handling costs incurred by the Company are included in cost of goods sold.

Cash and cash equivalents
For purpose of reporting cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Trade receivables
Trade receivables are carried at the original charge amount less any estimated allowance made for doubtful accounts, based on a review of all outstanding balances. Management determines the allowance for doubtful accounts, by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The accounts receivable are assigned as security against a convertible note issued by the Company in February 2005.

Notes to Consolidated Financial Statements (continued)
December 31, 2005

In 2005 $46,601 of uncollectible accounts was charged against the allowance. At December 31, 2005, accounts receivable was $457,140 and the balance in the allowance account id $18,399.

Inventories
A small amount of inventory is held at cost.

Property and Equipment
Property and equipment is stated at cost. Depreciation is computed based on their estimated useful lives using the straight-line and declining balance methods. Leasehold improvements are amortized over the shorter of their useful lives or the life of the lease of 1.5 years . Computer equipment and software are being depreciated over their estimated useful lives of three years.

Income Taxes
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

NOTE 2 Property and Equipment

Property and equipment - at cost consisted of the following as of December 31, 2005

Office equipment	$59,542
Computer equipment and software	178,275
Leasehold improvements	21,890
259,707
Less accumulated depreciation and amortization	172,339
$87,368

NOTE 3 Notes and Loans Payable
Notes and loans payable as of December 31, 2005 are as follows

Interest Rate	Due Date	Conversion Value	Amount
8% p.a.	Oct 10, 2006	the lesser of $0.005 per share or 85% of market price	$ 514,000
6% p.a.	Jan 25, 2007	at $0.005 per share	25,000
6% p.a.	Jan 31, 2007	at $0.005 per share	25,000
8% p.a.	Feb 24, 2007	at $0.005 per share	$400,000
8 % p.a.	Aug 25, 2007	at $0.005 per share	210,000

			610,000

Less value of warrants issued with the debentures	289,164
Less unamortized discount on convertible debentures	213,087	107,749
		671,749
Non-convertible note
8% p.a.	Mar 31, 2006	10,000
		681,749
Less current maturities		571,749
		$110,000

Notes to Consolidated Financial Statements (continued)
December 31, 2005

Maturity of this debt is $524,000 in 2006 which includes convertible notes that are in default and are now due on demand. We are in breach of numerous non-monetary terms of the notes, including not having an effective registration statement. We have not received notice of the breach nor have cured it. $660,000 was originally due in 2007.

The Company also has a line of credit with a bank, payable on demand, with a $25,000 limit which remains unchanged from 2004. The interest rate charged on funds used is prime + 2%. The balance as of December 31, 2005 is $24,247.

In connection with the convertible notes and loans, the Company has given the holders of $610,000 in convertible debt the option to convert each dollar of debt into 200 shares of its common stock until maturity. The holder of $400,000 of debt can receive a greater number of shares in some instances discussed elsewhere in this filing.

In connection with the issuance of the $610,000 in borrowings, the Company issued warrants as follows:

Class A Warrants
To purchase up to 92,000,000 common shares at approximately $0.0115 for a period of 5 years ending August 2010.

Class B Warrants
To purchase up to 23,000,000 common shares at approximately $0.011 for a period expiring when a registration statement is outstanding for 180 days.

Class C Warrants
To purchase up to 36,800,000 common shares at approximately $0.005 until a registration statement is outstanding for 5 months.

NOTE 4 Stockholder Loans Payable

The company has a non convertible note payable to a shareholder as of December 31, 2005 in the amount of $2,758. The note bears no interest and has no scheduled repayment terms. This remaining balance was paid in full in January, 2006. Additional related party transactions involving convertible notes are disclosed in Note 10.

NOTE 5 Operating Leases

The company is obligated under an operating lease for office space in Naples , Florida. The lease expires on September 30, 2007. Total commitments are $46,344 in 2006 and $34,758 in 2007.

NOTE 6 Major Customer

The Company's largest customer, US Foods. and its affiliates, accounted for approximately 94% of total sales in 2005 and $5,062,844 of the total accounts receivable at December 31, 2005. A contract with Next Day Gourmet, LP, a subsidiary of U.S. Foods, is currently in place until September 11, 2006. That contract is currently in renewal negotiations.

Notes to Consolidated Financial Statements (continued)
December 31, 2005

NOTE 7 Subsequent Events

On February 7th 2006 IVFH loaned an additional $96,000 to Pasta. In consideration for the additional loan, Pasta agreed to extend the company’s option agreement to April 24, 2006. Several other advances of operating funds made in January and February of 2006 amount to an additional $104,000.

On March 8, 2006 the Company announced that it’s president, Jonathan Steckler, was no longer with the Company. The board of directors of the Company determined that Mr. Steckler's continued employment was inconsistent with the direction of the Company.

On March 10, 2006, the Company announced that Sam Klepfish, a director, will have the title of Interim President.

On April 10th 2006 we were advised by a noteholder and shareholder that we are in default under his original $85,000 note and that he has a claim against us for $650,000. We do not believe that we are in default under the note and even if we were, that the claim of damages is grossly overstated. In any event, the matter is being addressed and we have been advised that the current resolution being discussed would not require us to pay any damages or issue any additional shares. No assurance can be given that a satisfactory resolution of the matter will be reached.

NOTE 8 Employee Stock Options

The Company currently has no stock option plan in place for the employees. The subject will be reviewed in 2006.

NOTE 9 Income Tax Matters

The Company has a net operating loss carry forward of approximately $2,000,000 at December 31, 2005, resulting in a deferred tax asset computed at a 34% effective tax rate, in the amount of $686, 568. The carry forward expires through 2025. A valuation allowance is provided when it is more likely than not that most of the Company’s deferred tax asset will not be realized. Management has evaluated the available evidence about the Company’s future taxable income and other possible sources of realization of the deferred tax asset and has determined that it is likely that the Company will not realize the benefits of this prior to its expiration and accordingly has provided an allowance equal to the deferred tax asset.

Notes to Consolidated Financial Statements (continued)
December 31, 2005

NOTE 10 Related Party Transactions

The Company had the following related party transactions during 2005:
On January 25, 2005, a board member and majority shareholder loaned $25,000 to the Company. A convertible note was issued at 6% p.a. with a maturity date of January 25, 2007.
On November 29, 2005, an employee of the Company provided a short term loan in the amount of $10,000 at 8% p.a. Repayment was made in full on March 31, 2006.
On June 30, 2005, the Company's automobile was returned to its original owner, an employee and majority shareholder of the Company. This was a non cash transaction with the stockholder taking over the payments of the outstanding loan for the vehicle for the remaining term.
On February 25, 2005, the board of directors authorized the issuance of an additional 7,500,000 restricted shares of common stock to two convertible note holders, one of whom is a member of the board of directors of the Company, to adjust the conversion value related to the original convertible note.

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 8A. Controls and Procedures

Our Chief Executive Officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report, have concluded that as of that date, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by us in the reports we file or submit with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

ITEM 8B. Other Information

None.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Set forth below are the directors and executive officers of our Company, their respective names and ages, positions with our Company, principal occupations and business experiences during at least the past five years and the dates of the commencement of each individual's term as a director and/or officer.

Name	Age	Position

Joe DiMaggio, Jr.	46	CEO and Chairman
Sam Klepfish	31	Interim President and Director
Z. Zackary Ziakas	45	Chief Operating Officer
Michael Ferrone	59	Director
Joel Gold	65	Director

Directors / Executive Officers

Chef Joe DiMaggio, Jr., CEO, Chairman

Chef Joe DiMaggio, Jr. has over 25 years experience in the hospitality industry with most of his experience in the high quality sector of the restaurant field. He has a broad history of theme and concept creation, concept food design, restaurant design (over 250), and quality control. Chef DiMaggio acquired numerous 4 star ratings and over 400 write-ups throughout the world including 90 television appearances and movie set catering. Chef DiMaggio has also cooked for A-list celebrities as well as the US Ambassadors to Japan, England, Belgium, France, Germany, Austria, and Finland. From 1996 to 2002, Mr. DiMaggio was Vice President of Theme and Concept Creation for Creative Culinary Design. He was also a spokesperson for the Florida Department of Citrus around the world from 1993 to 1998 and has been involved in Research & Development with Kraft and numerous international food companies. Most recently, he designed a $40 Million expansion for the Viejas Tribe Casino in Southern California. Chef DiMaggio was the founder of our subsidiary, Food Innovations, Inc. and has served as its CEO since January 2002. Chef DiMaggio has been our CEO since February 2004 and Chairman since August 2005.

Joel Gold, Director

Joel Gold is currently head of investment banking of Andrew Garrett, Inc., an investment-banking firm located in New York City, a position he has held since October 2004.  From January 2000 until September 2004, he served as Executive Vice President of Investment Banking of Berry Shino Securities, Inc., an investment banking firm also located in New York City. From January 1999 until December 1999, he was an Executive Vice President of Solid Capital Markets, an investment-banking firm also located in New York City.  From September 1997 to January 1999, he served as a Senior Managing Director of Interbank Capital Group, LLC, an investment banking firm also located in New York City.  From April 1996 to September 1997, Mr. Gold was an Executive Vice President of LT Lawrence & Co., and from March 1995 to April 1996, a Managing Director of Fechtor Detwiler & Co., Inc., a representative of the underwriters for the Company’s initial public offering.  Mr. Gold was a Managing Director of Furman Selz Incorporated from January 1992 until March 1995.  From April 1990 until January 1992, Mr. Gold was a Managing Director of Bear Stearns and Co., Inc. (“Bear Stearns”).  For approximately 20 years before he became affiliated with Bear Stearns, he held various positions with Drexel Burnham Lambert, Inc.  He is currently a director, and serves on the Audit and Compensation Committees, of Geneva Financial Corp., a publicly held specialty, consumer finance company.

Michael Ferrone, Director
Michael Ferrone was Executive Producer and Producer, Bob Vila TV Productions, Inc from its founding in 1989 to 2000. Michael co-created and developed the T.V. show, "Bob Vila's Home Again". As Executive Producer, Michael managed all aspects of creation, production, and distribution of the Show. By integrating brand extension and sponsor relations, Michael managed the interrelationships between Bob Vila and business partners including senior executives at Sears, NBC, CBS, A&E, HGTV, General Motors, and Hearst Publications. In 2002 he co-founded Building Media, Inc., (BMI) a multimedia education, marketing and production company committed to promoting best building practices through better understanding of building science principles. As of 2005, BMI operates as an independently managed, wholly owned subsidiary of DuPont™.

Sam Klepfish, Interim President, Director

Mr. Klepfish currently serves as a Managing Partner at ISG Capital LTD, where he focuses on corporate finance advisory and on evaluating investments for the KV Asset Management Group.  From May 2004 through February 2005 Mr. Klepfish served as a Managing Director of Technoprises, Ltd.  From January 2001 to May 2004 he was a corporate finance analyst and consultant at Phillips Nizer, a New York law firm. Since January 2001 Mr. Klepfish has been a member of the steering committee of Tri-State Ventures LLC, a New York investment group. From 1998 to December 2000, Mr. Klepfish was an asset manager for several investors in small-cap companies.  Mr. Klepfish also serves as a Director at KV Asset Management Group.

Z. Zackary Ziakas, COO

Mr. Ziakas has over 20 years experience in the hospitality industry, holding management positions in all aspects of front and back house operations.  His accomplishments include, restaurant design, menu development, recipe creation and development, quality control, and profit and loss accounting procedures.  Mr. Ziakas has also cooked for personalities such as Phil Donahue and Marlo Thomas.  He brings experience and an aggressive pro-active attitude to logistics.  Operating multiple locations for Mail Boxes Etc., he worked with shipping industry leaders Fed Ex, United Parcel Service, Airborne Express, Pilot Airfreight, and a broad range of freight shippers as well as major airlines.  Chef Ziakas incorporates the highest standards of excellence in shipping to ensure package integrity, package training, quality controls, and quick response to delayed packages due to bad weather or plane delays.  After a 10 Year career with Mail Boxes, Etc Mr. Ziakas was recruited by Chef Joe DiMaggio to create the logistics plan for Food Innovations.  Mr. Ziakas was promoted to VP Operations & Logistics and was responsible for moving all operations from New Bedford, MA to the current location and Corporate Headquarters in Naples, FL.  In September of 2004 Mr. Ziakas was promoted to his current position of Chief Operating Officer of our subsidiary, Food Innovations, Inc. and Innovative Food Holdings, Inc..

THE COMMITTEES

The Board of Directors does not currently have an Audit Committee, a Compensation Committee, a Nominating Committee or a Stock Option Committee. The usual functions of such committees are performed by the entire Board of Directors.

Attendance at Meetings

From January 1, 2005 through December 31, 2005, the Board of Directors met or acted without a meeting pursuant to unanimous written consent five times. No director attended less than 85% of all scheduled meetings.

Code of Ethics

We have adopted a Code of Ethics that applies to each of our employees, including our principal executive officer and our principal financial officer, as well as members of our Board of directors. We have filed a copy of such Code as an exhibit to this annual report.

Section 16(a) Beneficial Ownership Reporting Compliance

From February 17, 2004, the date when current management obtained control of the Company through the fiscal year end at December 31, 2005, none of our officers and directors filed any Forms 3 or 4. Each of the persons subject to the reporting requirements of Section 16(a) have now been advised of their filing obligations and they have indicated their intention to file the necessary reports. To our knowledge, based upon responses to questions we directed to such filing persons, none of said filing persons have made any “short-swing” sales under the provisions of Section 16(b) of the Exchange Act.

ITEM 10. Executive Compensation update

The following table sets forth the executive compensation paid during the fiscal years ended December 31, 2005 and 2004 to our Chief Executive Officer. None of our other executive officers or employees had compensation for the fiscal year ended December 31, 2005 exceeding $100,000.

					LONG TERM COMPENSATION
	ANNUAL COMPENSATION				AWARDS		PAYOUTS

(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)	(I)

Name and Principal Position	YEAR	SALARY ($)	BONUS($)	OTHER ANNUAL COMPENSATIOn($)	RESTRICTED STOCK AWAWRDS	SECURITIES UNDERLYING OPTIONS (#)	PLAN PAYOUTS	ALL OTHER COMPENSATION($)

Joe DiMaggio, Jr., CEO	2005	$128,400	$0	$0	$0	0	$0	$0
	2004	$120,000	$0	$0	$41,800	0	$0	$0

Board Compensation

We do not currently compensate our directors in cash for their services as directors. However, in order to retain our directors and to obtain additional quality directors in the future, it has been our practice to compensate directors annually with issuances of 1,000,000 shares of common stock. As of March 31, 2006, no stock was available to issue to the directors for 2005.

Employment Agreements

We have not entered into any written employment agreements with our executives, although our subsidiary, Food Innovations, Inc., has entered into employment agreements with both Mr. DiMaggio and Mr. Ziakas. Mr. DiMaggio’s agreement runs through July 15, 2007, and Mr. Ziakas’ agreement runs through May 17, 2009. It is our intention to enter into new employment agreements with our executive officers during fiscal 2006. Mr. DiMaggio was compensated at a rate of $90,000 per annum from April 2005 through August 2005, and was subsequently compensated at a rate of $128,400 per annum. . Mr. Ziakas is currently compensated at a rate of $90,000 per annum which is less than his the terms of his current contract

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters update

The following table sets forth information, as of March 21, 2006, based upon information obtained from the persons named below, regarding beneficial ownership of our Common Stock by (i) each person who is known by us to own beneficially more than 5% of the outstanding shares of our Common Stock, (ii) each director of our Company, and (iii) all executive officers and directors of our Company as a group.

Name and Address of	Number of Shares		Percent of
Beneficial Owners (1)	Beneficially Owned (2)		Class (2)

Joseph DiMaggio, Jr.	14,800,000		13.9%
Michael Ferrone	45,600,000	(3)	42.9%
Joel Gold	36,000,000	(4)	33.8%
Z. Zackary Ziakas	2,350,000		2.2%
Executive Officers and Directors	98,750,000	(5)	57.0%
Christopher M. Brown	9,580,000		9.7%
16902 Harbor Master CV
Cornelius, NC 28031
Briolette Investments	17,000,000		13.9%

(1) Unless otherwise provided, such person's address is c/o Innovative Food Holdings, Inc., 1923 Trade Center Way, Naples, Florida 34109.

(2) The number of shares of Common Stock beneficially owned by each person or entity is determined under the rules promulgated by the Securities and Exchange Commission (the "Commission"). Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The percentage of our outstanding shares is calculated by including among the shares owned by such person any shares which such person or entity has the right to acquire within 60 days after March 21, 2006. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

(3) Includes the right to acquire 32,000,000 shares through the conversion of an outstanding convertible note, but does not include the right to acquire 8,000,000 shares through conversion of outstanding convertible notes in the names of his adult children.

(4) Includes the right to acquire 35,000,000 shares through the conversion of outstanding convertible notes for a total of $175,000, but does not include shares 920,000 shares held by his wife.

(5) Includes the right of Directors to acquire 62,000,000 shares as stated in (3) and (4) above.

Equity Compensation Plan Information

We do not currently have any compensation plans. The above notwithstanding, the Board of Directors authorized the issuance of 750,000 shares of common stock in February 2005 to an employee in lieu of a cash bonus for 2004.

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

			Upon conversionnumber of shares
Lender	Amount of Loan	Date	Interest Rate	Conversion Rate	Issued	To be Issued
Joel Gold	50,000	3/11/04	8%	$0.005		10,000,000
Michael Ferrone	160,000	3/11/04	8%	$0.005		32,000,000
Christopher Brown	70,000	5/26/04	8%	$0.070	1,000,000
Joel Gold	100,000	10/12/04	8%	$0.005		20,000,000

During 2005 we borrowed money from a company director. In return a convertible note at 6% p.a.
Due January 25, 2007 was issued.

 On January 25, 2005, a board member and majority shareholder loaned an additional $25,000 to the Company. A convertible note was issued at 6% p.a. with a maturity date of January 25, 2007.

On November 29, 2005, an employee of the Company provided a short term loan in the amount of $10,000 at 8% p.a. Repayment was made in full on March 31, 2006.
On June 30, 2005, the Company's automobile was returned to its original owner, an employee and majority shareholder of the Company. This was a non cash transaction with the stockholder taking over the payments of the outstanding loan for the vehicle for the remaining term.

On February 25, 2005, the board of directors authorized the issuance of an additional 7,500,000 restricted shares of common stock to two convertible note holders, one of whom is a member of the board of directors of the Company, to adjust the conversion value related to the original convertible note.

ITEM 13. Exhibits

The required exhibits are listed at the end of this report.

ITEM 14. Principal Accountant Fees and Services

AUDIT FEES FOR 2004 and 2005 WERE $75,000 + TRAVEL EXPENSES
For each year.

EXHIBIT
NUMBER

3.1	Articles of Incorporation of the Company*
3.2	Bylaws of the Company*
4.1	Form of Convertible Note*
4.2	Form of Convertible Note*
4.3	Form of Warrant - Class A*
4.4	Form of Warrant - Class B*
4.5	Form of Warrant - Class C*
10.1	Leases of the Company's offices at Naples, Florida*
10.2	Security agreement - IVFH*
10.3	Security agreement - FII*
10.4	Contract with Next Day Gourmet, L.P.*
10.5	Subscription Agreement*
10.6	Agreement and Plan of Reorganization between IVFH and FII*
10.7	Employment Agreement between Food Innovations, Inc. and Joe DiMaggio, Jr.
10.8	Employment Agreement between Food Innovations, Inc. and Z. Ziakas.
14	Code of Ethics
21	Subsidiaries of the Company
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Rule 1350 Certification of Chief Executive Officer
32.2	Rule 1350 Certification of Principal Financial Officer

__________
* Filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE FOOD HOLDINGS, INC.

Date: April 17, 2006	By:	/s/
Joeseph DiMaggio, Jr., Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

____________________
Joseph DiMaggio, Jr.	Chairman & CEO	April 17, 2006
(Principal Executive officer)

____________________
Sam Klepfish	Interim President	April 17, 2006

Carol Houston	Controller	April 17, 2006
(Principal Financial Officer)
____________________
Joel Gold	Director	April 17, 2006

____________________
Michael Ferrone	Director	April 17, 2006