Form 10QSB
period 2006-03-31
INNOVATIVE FOOD HOLDINGS INC
filed 2006-05-19
CIK 312257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-QSB

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended March 31, 2006

☐ Transition report pursuant to Section 13 or 15(d) of the Exchange
Act for the transition period from _________ to _________.

Commission File Number: 0-9376

INNOVATIVE FOOD HOLDINGS, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

FLORIDA	20-1167761
(State of or Other Jurisdiction of Incorporation or Organization)	(IRS Employer I.D. No.)

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
YES ☒ NO ☐

Indicate by check mark whether the issuer is a shell company (as defined in Regulation 12b-2 of the Exchange Act).
YES ☐ NO ☒

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date:
108,342,037 Common Shares as of April 30, 2006

Transitional Small Business Disclosure Format:
YES ☐ NO ☒

INNOVATIVE FOOD HOLDINGS, INC.

PART I - FINANCIAL STATEMENTS

Innovative Food Holdings, Inc. and Subsidiary
Consolidated Balance Sheet
March 31, 2006
UNAUDITED
ASSETS	Mar, 31
2006
Current Assets
Cash	$12,890
Accounts receivable	331,458
Loan Receivable	293,902
Inventory	5,201
Prepaid Expenses	-
Prpaid Royalties	96,000

Total Current Assets	739,451

Property and equipment - at cost, net of
accumulated depreciation and amortization	78,991

$818,442

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Curent Liabilities
Accounts payable	$599,894
Accrued taxes and expenses	12,626
Accrued interest payable	131,386
Loan payable bank	24,247
Convertible debentures payable	152,247
Total Current Liabilities	920,400

Notes & loans payable	714,000

Stockholders' Deficiency
Common stock authorized 500,000,000
108,342,037 issued and outstanding	10,834
Preferred stock authorized 10,000,000, none issued	-
Additional paid-in capital	2,248,963
Paid-in-capital-warrants	289,164
Accumulated deficit	(3,364,919)

(815,958)

$818,442

The accompanying notes are an integral part of the financial statements

Innovative Food Holdings, Inc. and Subsidiary
Consolidated Statements of Operations

	Three months ended
	31-Mar	31-Mar
	2006	2005

Revenues
Sales	$1,623,142	$1,103,797
Other income	17,904	66,578

	1,641,046	1,170,375
Costs and expenses
Cost of goods sold	1,265,094	926,722
Selling expenses	196,870	191,287
General and administrative expenses	223,381	145,025

	1,685,345	1,263,034

Loss before other income (expense) and
provision for income taxes	(44,298)	(92,659)

Other income (expense):
Interest expense	(23,738)	(15,909)
Amortization of discount on debentures	(45,752)

	(69,489)	(15,909)

Income/Loss before income taxes expense	(113,788)	(108,568)

Income tax expense	-	-

NET LOSS	$(113,788)	$(108,568)

Loss per share - basic and diluted	$-	$-

The accompanying notes are an integral part of the financial statements.

Innovative Food Holdings Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Three months endeed March 31
	31-Mar	31-Mar
	2006	2005

Cash flows from operating activities
Net loss	$(113,788)	$(108,568)
Adjustments to reconcile net loss to net cash
used in operating activities	-	-
Depreciation	12,897	10,732
Stock issued as bonuses to employees and board members		5,625
Accounts receivable	107,883	(25,144)
Inventory	(921)	(30,364)
Accounts payable increase(decrease)	(25,106)	(32,559)
Accrued taxes and expenses	7,700	-
Loan payable bank	-	(25,073)

Net cash used in operating activities	(11,335)	(205,351)

Cash flows from investing activities	-	-
Funds advanced to extend an option to purchase	(203,157)	-
Acquisition of property and equipment	(4,521)	-

Net cash used in investing activities	(207,678)	-

Cash flows from financing activities
Proceeds from issuance of long-term-debt	-	350,000
Proceeds from sale of stock		67,000
Debentures issed from stock conversion	197,840	-

Net cash provided by financing activities	197,840	417,000

NET DECREASE IN CASH AND CASH
EQUIVALENTS	(21,173)	211,649

Cash and cash equivalents at beginning of year	34,063	28,011

Cash and cash equivalents at end of 1st Qtr	$12,891	$239,660

Supplemental cash flow disclosures:
Interest Paid	$665	$-

Income taxes paid

The accompanying notes are an integral part of the financial statements.

Innovative Food Holdings and Subsidiary
Year Ended December 31, 2005 Earnings Per Share

	Income	Number of Shares	Amount
	(numerator)	outstanding	per share
Net Income	(113,788)
Less: Preferred stock dividends	0

Basic EPS
Income available to common stockholders	(113,788)	106,650,926	($0.001)

Effects of Dilutive Securities
Options to purchase common stock
8% convertible notes		22,880,000
Warrants
Diluted EPS
Income available to common stockholders
adjusted for the effects of assumed
exercise of options and conversion of notes	(113,788)	500,000,000	($0.000)

The accompanying notes are an integral part of the financial statements.

 INNOVATIVE FOOD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: Basis of Presentation

The accompanying Consolidated Condensed Financial Statements of Innovative Food Holdings, Inc. and subsidiary (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. There have been no changes in significant accounting policies since December 31, 2005.

NOTE 2: Nature of Activities and Significant Accounting Policies

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

Basis of Presentation: The Consolidated Financial Statements reflect the operations of Food Innovations Inc., a provider of wholesale, origin specific perishable and specialty products as a continuing operation.

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

 NOTE 3: Per Share Information

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

.

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

Cautionary Statements

The following are cautionary statements made pursuant to the Private Securities Litigation Reform Act of 1995 in order for the Company to avail itself of the “safe harbor” provisions of the Reform Act. The discussions and information in this document may contain both historical and forward-looking statements. To the extent that the document contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, inability to attract prospective new customers or retain existing customers, resulting in a declining revenue base, intense competition, including entry of new competitors and services, adverse federal, state and local government regulation, unexpected costs and operating deficits, lower sales and revenues than forecast, default on leases or other indebtedness, loss of supplies, price increases for capital, supplies and materials, inadequate capital and/or inability to raise financing, the risk of litigation and administrative proceedings involving the Company and its employees, higher than anticipated labor costs, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company’s operating results and financial condition, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this or in other reports issued by the Company. In addition to the above, specific risk factors relating to our business are contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto, as well as all other related notes, and financial and operational references, appearing elsewhere in this document.

RESULTS OF OPERATIONS

Our sales for the three months ended March 31, 2006 and 2005 were $1,623,142 and $1,103,797, respectively. Management believes that this increase of approximately 47% was primarily due to the increase in the number of divisions of US Foodservice (“USF”) through which our products were sold and increased awareness in the market place of the service we provide.

The following table sets forth for the periods indicated the percentage of net revenues represented by the certain items reflected in our statement of operations:

Quarter ended March 31,
	2006	2005
Net Revenue	100.00%	100.00%
Cost of Goods Sold	(77.00%)	(79.18%)
Gross Margin	23.00%	20.82%
Selling, general and administrative expenses	(25.60%)	(28.74%)
Interest & amortization expense	(4.23%)	(1.36%)
Net Loss	(6.93%)	(9.28%)

The following is a discussion of our financial condition and results of operations for the quarters ended March 31, 2006 and 2005. This discussion may contain forward looking-statements that involve risks and uncertainties. Our actual results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005

Revenue increased by $ 470,671, or 40.2%, to $1,641,046 for the quarter ended March 31, 2006 from $1,170,375 in the prior year. The substantial portion of the increase was attributable to increases in sales of specialty products and cheeses to our product offerings, and an increase in the number of divisions of USF that offered our products to their customers and an increase in awareness within the market place or the service we have to offer.

Our cost of revenues during the quarters ended March 31, 2006 and 2005 are primarily comprised of (1) cost of goods sold (77.00% and 79.18%, respectively), (2) selling expenses (12.00% and 16.34%, respectively), and (3) general and administrative expenses (13.61% and 12.39%, respectively).

Consolidated gross margin as a percentage of net revenue was 22.91% during the quarter ended March 31, 2006, compared to 20.82% in the quarter ended March 31, 2005, representing an absolute percentage point increase of 2.09%. This increase was primarily due to reduced employee expenses and participation in fewer USF food shows.

Selling expenses increased by approximately $5,583, or 2.09%, from approximately $191,287 to approximately $196,870 for the quarters ended March 31, 2005 and 2006, respectively. The increase was attributable To an increase in earned commissions as related to the sales increase.

General and Administrative expenses ("G&A") increased by approximately $78,356, or 54.00%, when comparing G&A of approximately $223,381 and $145,025 for the quarters ended March 31, 2006 and 2005, respectively. The increase was primarily attributable to larger than anticipated legal fees for the months of February and March, 2006 and the implementation of a benefit plan for the employees and management in June of 2005.

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

Other Income

Other Income decreased by approximately $48,674 from approximately $66,578 to approximately $17,904 for the quarter ended March 31, 2006

Liquidity and Capital Resources

As of March 31, 2006 the Company had cash on hand of $12,890, a decrease of $21,173 over December 31, 2005. During the three months ended March 31, 2006, no cash flows were provided by financing activities .Cash used in operating activities was $11,335.

Historically, our primary cash requirements have been used to fund the cost of operations, with additional funds having been used in promotion and advertising and in connection with the exploration of new business lines.

Under current operating plans and assumptions, management believes that projected cash flows from operations and available cash resources will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months based on our current operations. As we seek to increase our sales of perishables, as well as identify new and other consumer oriented products and services, and if the option to purchase the pasta company is exercised, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

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

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report, have concluded that as of that date, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by us in the reports we file or submit with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with eh evaluation required by Exchange Act Rules 13a-15(d) and 15-d-15 that occurred during the period covered by this Quarterly report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have funded the operating losses we incurred in 2006 and in prior years by sales and in private placements of our equity securities. No equity securities were sold during the three months ended March 31, 2006.

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

NONE

Item 5. Other Information

NONE

Item 6. Exhibits

31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification
32.2	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE
Joe DiMaggio /s/ Joe DiMaggio	Chief Executive Officer	May 15,, 2006
Carol Houston /s/ Carol Houston	Principal Financial Officer	May 15, 2006