Form 10QSB
period 2006-06-30
INNOVATIVE FOOD HOLDINGS INC
filed 2006-08-21
CIK 312257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-QSB

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended June 30, 2006

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
111,686,537Common Shares as of August 4, 2006

Transitional Small Business Disclosure Format:
YES ☐ NO ☒

INNOVATIVE FOOD HOLDINGS, INC.

PART I - FINANCIAL STATEMENTS

Innovative Food Holdings, Inc. and Subsidiary
Consolidated Balance Sheet

	UNAUDITED	AUDITED
	30-Jun	31-Dec
ASSETS	2006	2005

Current Assets
Cash	$4,827	$34,063
Accounts receivable	359,159	439,341
Loan Receivable	419,302	186,745
Inventory	5,201	4,281
Prepaid Expenses	18,658	1,507

Total Current Assets	807,147	665,937

Property and equipment - at cost, net of
accumulated depreciation and amortization	84,403	87,368

	$891,550	$753,305

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Curent Liabilities
Accounts payable	$621,767	$419,030
Accrued taxes and expenses	68,904	229,479
Accrued interest payable	147,805	108,312
Accrued bonus payable		6,000
Loan payable bank	24,247	24,247
Convertible notes payable-current maturities		464,000
Convertible debentures payable	184,105	107,749

Total Current Liabilities	1,046,828	1,358,817

Notes & loans payable	710,190	110,000

Loans payable stockholders		2,758

Stockholders' Deficiency
Common stock authorized 500,000,000
111,686,537 issued and outstanding	11,169	10,474
Preferred stock authorized 10,000,000, none issued	-
Additional paid-in capital	2,273,151	2,233,223
Paid-in-capital-warrants	294,101	289,164
Accumulated deficit	(3,443,889)	(3,251,131)

	(865,468)	(718,270)

	$891,550	$753,305

The accompanying notes are an integral part of the financial statements

Innovative Food Holdings, Inc. and Subsidiary
Consolidated Statements of Operations
Unaudited

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues
Sales	$1,825,309	$1,281,850	$3,448,451	$2,385,647
Other income	43,580	43,964	61,484	110,542

	1,868,889	1,325,814	3,509,935	2,496,189
Costs and expenses
Cost of goods sold	1,394,282	1,034,733	2,659,376	1,961,455
Selling expenses	249,194	202,675	446,064	393,962
General and administrative expenses	246,156	210,467	469,648	355,492

	1,889,632	1,447,875	3,575,088	2,710,909

Loss before other income (expense) and
provision for income taxes	(20,743)	(122,061)	(65,153)	(214,720)

Other income (expense):
Interest expense	(24,593)	(19,748)	(48,330)	(35,657)
Amortization of discount on debentures	(33,634)		(79,386)	-

	(58,227)	(19,748)	(127,716)	(35,657)

Income/Loss before income taxes expense	(78,970)	(141,809)	(192,869)	(250,377)

Income tax expense	-	-	-	-

NET LOSS	$(78,970)	$(141,809)	$(192,869)	$(250,377)

Loss per share - basic and diluted	$(0.0007)	$(0.0018)	$(0.0017)	$(0.0031)

The accompanying notes are an integral part of the financial statements.

Innovative Food Holdings Inc. and Subsidiary
Consolidated Statements of Cash Flows
Unaudited

	Six months ended June,
	2006	2005

Cash flows from operating activities
Net loss	$(192,869)	$(250,377)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	25,794	25,642
Amortization on discount on debentures	79,386
Changes in operating assets and liabilities
Accounts receivable	80,182	7,199
Inventory	(921)	4,664
Prepaid expenses	(17,151)	(84,564)
Loan Receivable	(232,557)	-
Accounts payable	202,737	(72,011)
Accrued taxes and expenses	(126,970)	28,223

Net cash used in operating activities	(182,369)	(341,225)

Cash flows from investing activities
Acquisition of property and equipment	(22,829)	30,795

Net cash (used in) provided by investing activities	(22,829)	30,795

Cash flows from financing activities
Proceeds from issuance of long-term-debt	-	452,000
Payment of loan payable bank	-	(46,521)
Payment of loans from stockholders	(2,758)	(3,227)
Debentures issed from stock conversion	178,720	-

Net cash provided by financing activities	175,962	402,252

NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS	(29,236)	91,822

Cash and cash equivalents at beginning of period	34,063	28,011

Cash and cash equivalents at end of period	$4,827	$119,833

Supplemental cash flow disclosures:
Interest Paid	$665	$-

Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements.

Innovative Food Holdings and Subsidiary
Period Ended June 30, 2006 Earnings Per Share

	Income	Number of Shares	Amount
	(numerator)	outstanding	per share
Net Loss	(192,869)
Less: Preferred stock dividends	0

Basic EPS
Loss available to common stockholders	(192,869)	111,686,537	($0.002)

Effects of Dilutive Securities
Options to purchase common stock
8% convertible notes		388,313,463
Warrants
Diluted EPS
Loss available to common stockholders
adjusted for the effects of assumed
exercise of options and conversion of notes	(192,869)	500,000,000	($0.000)

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

Cautionary Statements

The following are cautionary statements made pursuant to the Private Securities Litigation Reform Act of 1995 in order for the Company to avail itself of the “safe harbor” provisions of the Reform Act. The discussions and information in this document may contain both historical and forward-looking statements. To the extent that the document contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, loss of a material contract, inability to attract prospective new customers or retain existing customers resulting in a declining revenue base, intense competition including entry of new competitors and services, adverse federal, state and local government regulation, unexpected costs and operating deficits, lower sales and revenues than forecast, default on leases or other indebtedness, loss of supplies, price increases for capital, supplies and materials, inadequate capital and/or inability to raise financing, the risk of litigation and administrative proceedings involving the Company and its employees, higher than anticipated labor costs, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company’s operating results and financial condition, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this or in other reports issued by the Company. In addition to the above, specific risk factors relating to our business are contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto, as well as all other related notes, and financial and operational references, appearing elsewhere in this document.

RESULTS OF OPERATIONS

Our sales for the three months ended June 30, 2006 and 2005 were $1,868,888 and $1,325,814 respectively. Management believes that this increase of approximately 41% was primarily due to the increase in the number of divisions of US Foodservice (“USF”) through which our products were sold and increased awareness in the market place of the service we provide.

The following table sets forth for the periods indicated the percentage of net revenues represented by the certain items reflected in our statement of operations:

Quarter ended June 30,	Three Months Ended		Six Months Ended
	2006	2005	2006	2005

Net Revenue	100%	100%	100%	100%
Cost of Goods Sold	(74.60%)	(78.04%)	(75.77%)	(78.58%)

Gross Margin	25.39%	21.95%	24.23%	21.42%
Selling, general and administrative expenses	(26.50%)	(31.16%)	(26.09%)	(30.02%)
Interest & amortization expense	(3.06%)	(1.49%)	(3.60%)	(1.42%)
Net Loss	(4.17%)	(10.70%)	(5.46%)	(10.03%)

The following is a discussion of our financial condition and results of operations for the quarters ended June 30, 2006 and 2005. This discussion may contain forward looking-statements that involve risks and uncertainties. Our actual results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005

Revenue increased by $543,074, or 41%, to $1,868,889 for the quarter ended June 30, 2006 from $1,325,814 in the prior year. The substantial portion of the increase was attributable to increases in sales of specialty products and cheeses to our product offerings and the addition of two new Chefs in the customer service/sales department has increased sales within each region of US Foods resulting in overall top line growth and increased awareness within the market place of the services we have to offer.

Our cost of revenues during the quarters ended June 30, 2006 and 2005 are primarily comprised of (1) cost of goods sold (74.60% and 78.04%, respectively), (2) selling expenses (13.33% and 15.29%, respectively), and (3) general and administrative expenses (13.17% and 15.87%, respectively).

Consolidated gross margin as a percentage of net revenue was 25.39% during the quarter ended June 30, 2006, compared to 21.95% in the quarter ended June 30, 2005, representing an absolute percentage point increase of 2.96%. This increase was primarily due to ongoing product analysis and pricing restructuring.

Selling expenses increased by approximately $46,519, or 22.29%, from approximately $202,675 to approximately $249,194 for the quarters ended June 30, 2005 and 2006, respectively. The increase was attributable to an increase in earned commissions as related to the staff and sales increase.

General and Administrative expenses ("G&A") increased by approximately $35,689, or 16.96%, when comparing G&A of approximately $246,156 and $210,467 for the quarters ended June 30, 2006 and 2005, respectively. The increase was primarily attributable to the hiring of a V.P. of Sales in January, 2006 for potential retail opportunities and the implementation of a benefit plan for the employees and management in June of 2005.

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

Other Income

Other Income was virtually unchanged between the two quarters ended June 30, 2006 and June 30, 2005.

Liquidity and Capital Resources

As of June 30, 2006 the Company had cash on hand of $4,827, a decrease of $29,236 over December 31, 2005. During the quarter ended June 30, 2006, $10,000 was received from an investor in return for a Note Payable at 10% p.a. The funds were loaned to Pasta Italiana Inc.(“Pasta”). Cash used in operating activities during the quarter was $172,369

Historically, our primary cash requirements have been used to fund the cost of operations, with additional funds having been used in promotion and advertising and in connection with the exploration of new business lines. No such expenditures have been made in the quarter ended June 30, 2006. As indicated in the unaudited financial statements included in this filing, our revenues for the quarter have increased again marking the sixth straight quarter in which revenues have increased and our loss from operations was reduced to $20,000 continuing a second quarter trend of reduced losses.

Under current operating plans and assumptions, management believes that projected cash flows from operations and available cash resources will be insufficient to satisfy our anticipated cash requirements for the next twelve months. We anticipate that we will require approximately $250,000 to fund our continued operations for the next twelve months depending on revenue from operations. Although management believes it will be able to raise capital to continue operations, there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans which would have a negative impact on revenues which, if not reversed, could result in causing us to possibly cease our operations.

During the quarter, our option to acquire Pasta expired. As of August 9, 2006, Pasta owes us an aggregate of $356,000, which amount increases daily at the rate of $144.19. We are attempting to collect on this debt and if successful, we will use the funds to pay off certain debts and as working capital.

Our contract with our primary customer, Next Day Gourmet, L.P., a wholly-owned subsidiary of US Foods, representing approximately 90% of our revenues, is due to expire in September. We have initiated discussion with representatives of US Foods to extend the contract on essentially the same terms as the current contract. We believe that we will be successful in this endeavor, but if not, the loss of US Foods as a customer will have a materially adverse impact on our revenues, cash flows and business prospects. At this time we can give no assurances that we will be successful in extending the contract.

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

Risk Factors

Risk factors relating to our business are contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005. We direct your attention to the risks described therein and especially, but without limitation, to the risk factor describing our relationship with Next Day Gourmet, L.P. and US Foods and the adverse consequences to us if the contract expires on September 11, 2006.

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

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15-d-15 that occurred during the period covered by this Quarterly report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No equity securities were sold during the quarter ended June 30, 2006. The increase in shares issued was the result of a partial conversion of two convertible notes for 2,094,500 shares, 350,000 shares issued to a member of the board of directors for services rendered and 900,000 shares issued to two employees as a bonus for services rendered during 2005.

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

NONE

Item 5. Other Information

 In December, 2005 we filed a registration statement with the S.E.C. to register shares of common stock underlying convertible securities owned by certain of our investors. The S.E.C. responded with comments to the filing and we are in the process of addressing those comments. As a result of the comments, we expect to file Quarterly Reports for the first three quarters of 2004 and made some amendments to certain of our filings.

Item 6. Exhibits

31.1 Section 302 Certification
31.2 Section 302 Certification
32.1 Section 906 Certification
32.2 Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE
Sam Klepfish /s/ Sam Klepfish	Interim President	August 18, 2006
Carol Houston /s/ Carol Houston	Principal Financial Officer	August 18, 2006