Form 10QSB/A
period 2006-03-31
INNOVATIVE FOOD HOLDINGS INC
filed 2008-04-18
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB/A

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

YES ☐ NO ☒

State the number of shares (post-reverse split) outstanding of each of the issuer's classes of Common equity, as of the latest practicable date:

171,787,638 Common Shares (post-reverse split) as of April 14, 2008

Transitional Small Business Disclosure Format:

YES ☐ NO ☒

INNOVATIVE FOOD HOLDINGS, INC.

 PART I - FINANCIAL INFORMATION

Innovative Food Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	March 31,	March 31,
	2006	2005	2004
ASSETS	(Restated)	(Restated)	(Restated)
Current assets
Cash and cash equivalents	$1,296	$218,065	$141,897
Accounts receivable net of allowance	331,458	265,723	244,551
Interest receivable	7,147	-	-
Prepaid expenses	-	30,364	-
Loan receivable, net of allowance	275,000	-	-

Total current assets	614,901	514,152	386,448

Property and equipment, net of accumulated depreciation	91,599	87,690	121,292

Total assets	$706,500	$601,842	$507,740

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable and accrued liabilities	651,989	459,236	582,617
Amount due under bank credit line	24,251	-	24,200
Accrued interest, net of discount	51,069	3,557	64,754
Accrued interest - related parties, net of discount	58,035	13,074	2,100
Notes payable, current portion	934,000	275,000	-
Loan payable, related party	-	-	700,256
Notes payable - related parties, current portion	450,000	-	-
Warrant liability	7,187,917	-	-
Conversion option liability	8,740,910	-	-
Penalty for late registration of shares	1,739,640	-	-
Total current liabilities	19,837,811	750,867	1,373,927

Notes payable	-	603,000	178,000
Notes payable, related party	-	175,000	210,000
Total liabilities	19,837,811	1,528,867	1,761,927

(Deficiency in) stockholder's equity
Preferred stock authorized 10,000,000 shares
Common stock, $0.0001 par value; 500,000,000 shares authorized; 108,342,037,	-	-	-
78,742,037, and 40,157,037 shares issued and outstanding at March 31, 2006, 2005, and 2004, respectively (post reverse-split)	10,834	7,874	4,015
Common stock subscribed	-	103,400	-
Additional paid-in capital	134,917	5,234,785	704,210
Accumulated deficit	(19,277,062)	(6,273,084)	(1,962,412)
Total (deficiency in) stockholder's equity	(19,131,311)	(927,025)	(1,254,187)

Total liabilities and (deficiency in) stockholders' equity	$706,500	$601,842	$507,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.
Condensed Consolidated Statements of Operations
 (unaudited)

	For the Three	For the Three	For the Three
	Months Ended	Months Ended	Months Ended
	March 31	March 31	March 31
	2006	2005	2004
	(Restated)	(Restated)	(Restated)
Revenue	$1,639,175	$1,170,253	$944,420

Cost of goods sold	1,271,907	926,722	852,462

Gross margin	367,268	243,531	91,958

Selling, General and administrative expenses	449,684	378,497	819,477

Total operating expenses	449,684	378,497	819,477

Operating loss	(82,416)	(134,966)	(727,519)

Other (income) expense:
Interest (income) expense	71,767	374,370	506
Cost of penalty for late registration of shares	665,632	-	-
Change in fair value of warrant liability	1,171,664	-	-
Change in fair value of option liability	1,637,635	-	-
Change in fair value of penalty for late registration of shares	147,288	-	-

Total other (income) expense	3,693,986	374,370	506

Loss before income taxes	(3,776,402)	(509,336)	(728,025)

Income tax expense	-	-	-

Net loss	$(3,776,402)	$(509,336)	$(728,025)

Net loss per share - basic (post reverse-splits)	$(0.04)	$(0.01)	$(0.03)

Weighted average shares outstanding - basic (post reverse-splits)	106,817,593	75,305,926	26,728,466

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three	For the Three	For the Three
	Months Ended	Months Ended	Months Ended
	March 31	March 31	March 31
	2006	2005	2004
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(3,776,402)	$(509,336)	$(728,025)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	11,331	16,131	17,291
Stock issued to consultants for services performed	-	9,000	-
Amortization of discount on notes payable	-	350,000	388,000
Cost of penalty due to late registration of shares	665,632	-	-
Change in fair value of warrant liability	1,171,665	-	-
Change in fair value of conversion option liability	1,637,635	-	-
(gain) loss from marking to market-penalty	147,288	-	-
Changes in assets and liabilities:
Accounts receivable, net	107,652	59,775	20,465
Prepaids	1,507	(30,364)	-
Accounts payable and accrued expenses	73,021	(97,632)	93,731
Other current liabilities	-	-	(340,626)
Net cash used in operating activities	39,329	(202,426)	(549,164)

Cash flows from investing activities:
Investment in loan to Pasta Italiana	(180,000)	-	-
Acquisition of property and equipment	(8,236)	-	(61,358)
Net cash used in investing activities	(188,236)	-	(61,358)

Cash flows from financing activities:
Proceeds from issuance of debt	140,000	350,000	388,000
Payment of loans payable	-	(24,520)	62
Proceeds from sale of common stock	-	67,000	320,225
Net cash provided by financing activities	140,000	392,480	708,287

Increase in cash and cash equivalents	(8,907)	190,054	97,765

Cash and cash equivalents at beginning of period	10,203	28,011	44,132

Cash and cash equivalents at end of period	$1,296	$218,065	$141,897

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-	$-

Taxes	$-	$-	$-

Innovative Food Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(continued)

	For the Three	For the Three	For the Three
	Months Ended	Months Ended	Months Ended
	March 31	March 31	March 31
	2006	2005	2004
	(Restated)	(Restated)	(Restated)
Additional shares of common stock issued for conversion of notes payable	$-	$500	$-

Common stock to be issued for services performed	$-	$103,400	$-

Common stock issued for services performed	$45,400	$9,000	$-

Common stock issued in share exchange to acquire subsidiary	$-	$-	$125,000

Recapitalization of stock upon reverse merger	$-	$-	$2,500

Revaluation of conversion option liability	$1,637,635	$-	$-

Revaluation of warrant liability	$1,171,664	$-	$-

Cost of penalty for late registration of shares	$665,632	$-	$-

Revaluation of penalty for late registration of shares	$147,288	$-	$-

Common stock issued for conversion of notes payable	$49,000	$-	$-

Common stock issued as employee bonus	$36,000	$-	$-

Charge to equity for change to liability method of warrant valuation	$10,374,536	$-	$-

Charge to equity for change to liability method for value of
beneficial conversion feature of notes payable	$12,453,662	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2006, 2005 AND 2004
 (Unaudited)
(Restated)

1.  BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Innovative Food Holdings, Inc., (“IVFH”) and subsidiary (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial statement presentation. U.S. accounting principles also contemplate continuation of the Company as a going concern.

Acquisition and Corporate Restructure

We were initially formed in June 1979 as Alpha Solarco Inc., a Colorado corporation. From June 1979 through February 2004, we were either inactive or involved in discontinued business ventures. In February 2003 we changed our name to Fiber Application Systems Technology, Ltd.

On January 26, 2004, through a share exchange, the shareholders of Food Innovations, Inc., (“FII”) converted 10,000 shares (post-reverse split) of FII common stock outstanding into 25,000,000 shares (post-reverse split) of IVFH. On January 29, 2004, in a transaction known as a reverse acquisition, the shareholders of IVFH exchanged 25,000,000 shares (post-reverse split) of IVFH for 25,000,000 shares (post-reverse split) of Fiber Application Systems (formerly known as Alpha Solarco( (“Fiber”), a publicly-traded company.   The shareholders of IVFH thus assumed control of Fiber, and Fiber changed its name to Innovative Food Holdings, Inc.  The 25,000,000 shares (post-reverse split) of Innovative Food Holdings are shown on the Company’s balance sheet at December 31, 2003 as shares outstanding.  These shares are shown at their par value of $2,500 as a decrease of additional paid-in capital at the acquisition date of January 29, 2004.   There were 157,037 shares (post-reverse split) outstanding in Fiber at the time of the reverse acquisition; the par value of these shares, or $16, was transferred from additional paid-in capital at the time of the reverse acquisition.

2. NATURE OF ACTIVITES AND SIGNIFICANT ACCOUNTING POLICIES

Business Activity

FII is in the business of providing premium white tablecloth restaurants with the freshest origin-specific perishables and specialty products direct from its network of vendors to the end users (restaurants, hotels, country clubs, national chain accounts, casinos, and catering houses) within 24-48 hours, except as stated hereafter, eliminating all wholesalers and distributors. We currently sell the majority of our products through a distributor relationship with Next Day Gourmet, L.P., and a subsidiary of US Foodservice, Inc. (“USF”), a $20 Billion broadline distributor owned by Dutch grocer Royal Ahold.

Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in form 10-KSB for the year ended December 31, 2006. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for the full year.

Reclassification

Certain reclassifications have been made to conform prior periods' data to the current presentation. These reclassifications had no effect on reported income.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2006, 2005 AND 2004
 (Unaudited)
(Restated)

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net income (loss) of ($3,776,402),  ($509,336),  and ($728,025)  for the three months ended March 31, 2006, 2005 and 2004, respectively and net income of $7,417,910 for the year ended December 31, 2005, and had an accumulated deficit of $19,277,062,  $6,273,084,  and $1,962,412  as of March 31, 2006, 2005, and 2004, respectively.

The Company cannot be certain that anticipated revenues from operations will be sufficient, to satisfy its ongoing capital requirements. Management's belief is based on the Company's operating plan, which in turn is based on assumptions that may prove to be incorrect. If the Company's financial resources are insufficient the Company may require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for growth, repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue as a going concern. Management intends to raise financing through the sale of its stock or debt instruments in private placements to individual investors. Management may raise funds in the public markets, though there currently are no plans to do so. Management believes that with this financing, the Company will be able to generate additional revenues that will allow the Company to continue as a going concern. The Company expects that  will be accomplished by hiring additional personnel and focusing sales and marketing efforts on the distribution of product through key marketing channels currently being developed by the Company. The Company also intends to pursue the acquisition of certain strategic industry partners where appropriate.

Revenue Recognition

The Company recognizes revenue upon shipment of the product from the vendor.  Shipping and handling costs incurred by the Company are included in cost of goods sold.

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104, “Revenue Recognition,” which superseded SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 requires that four basic criteria must be met before revenue can be recognized:  (1) persuasive  evidence of an arrangement exists; (2) delivery has occurred;   (3)  the  selling   price  is  fixed  and   determinable;   and  (4) collectibility is reasonably assured.  Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.  SAB No. 104 incorporates Emerging Issues Task Force ("EITF") No. 00-21,  "Multiple-Deliverable Revenue Arrangements."  EITF No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The effect of implementing EITF No. 00-21 on the Company's consolidated financial position and results of operations was not significant. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.  EITF No.  00-21 became effective for revenue arrangements entered into in periods beginning after June 15, 2003.  For revenue arrangements occurring on or after August 1, 2003, the Company revised its revenue recognition.

Income Taxes

The Company accounts for income taxes using the liability method.  Under the liability method, deferred income taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities.  They are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company is required to adjust its deferred tax liabilities in the period when tax rates or the provisions of the income tax laws change.  Valuation allowances are established to reduce deferred tax assets to the amounts expected to be realized.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2006, 2005 AND 2004
 (Unaudited)
(Restated)

Disclosures about Fair Value of Financial Instruments

The carrying  amounts of the  Company's  financial  instruments,  which  include accounts  receivable and accounts  payable,  approximate fair value at March 31, 2006, 2005, and 2004.

Inventories

The Company does not currently maintain any material amount of inventory.

Stock-Based Compensation

On January 1, 2006 the company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123 (R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values. SFAS 123 (R) supersedes the company's previous accounting under Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees" ("APB 25") for the periods beginning fiscal 2006.

The  company  adopted  SFAS 123 (R) using the  modified  prospective  transition method,  which required the application of the accounting standard as of January 1, 2006. The company's  Consolidated  Financial  Statements as of and for twelve months Ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the company's Consolidated Financial Statements  for the prior periods have not been restated to reflect,  and do not include the impact of SFAS 123 (R). Stock based compensation  expense recognized under SFAS 123 (R) for the three  months  ended March 31,  2006 was $0. Pro forma stock based compensation was $0 for the three months ended March 31, 2006.

Stock-based  compensation  expense  recognized during the period is based on the value of the portion of share-based  payment awards that is ultimately  expected to vest during the period.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2006, 2005 AND 2004
 (Unaudited)
(Restated)

A summary of option  activity as of March 31,  2006,  2005, and 2004, and changes during the periods then ended are presented below (post-reverse split):

	Options	Weighted-Average Exercise Price
Outstanding December 31, 2003	-	$-
Issued	-	-
Exercised	-	-
Forfeited or expired	-	-

Outstanding at March 31, 2004	-	$-
Non-vested at March 31, 2004	-	$-
Exercisable at March 31, 2004	-	$-

Issued	500,000	$0.50
Exercised	-	-
Forfeited or expired	-	-

Outstanding at June 30, 2004	500,000	$0.50
Non-vested at June 30, 2004	500,000	$0.50
Exercisable at June 30, 2004	-	$-

Issued	-	-
Exercised	-	-
Forfeited or expired	-	-

Outstanding at September 30, 2004	500,000	$0.50
Non-vested at September 30, 2004	500,000	$0.50
Exercisable at September 30, 2004	-	$-

Issued	-	-
Exercised	-	-
Forfeited or expired	-	-

Outstanding at December 31, 2004	500,000	$0.50
Non-vested at December 31, 2004	500,000	$0.50
Exercisable at December 31, 2004	-	$-

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2006, 2005 AND 2004
 (Unaudited)
(Restated)

Options	Weighted-Average Exercise Price
Outstanding at March 31, 2005	500,000	$0.50
Non-vested at March 31, 2005	500,000	$0.50
Exercisable at March 31, 2005	-	$-

Issued	-	-
Exercised	-	-
Forfeited or expired	-	-

Outstanding at June 30, 2005	500,000	$0.50
Non-vested at June 30, 2005	400,000	$0.50
Exercisable at June 30, 2005	100,000	$0.50

Issued	-	-
Exercised	-	-
Forfeited or expired	-	-

Outstanding at September 30, 2005	500,000	$0.50
Non-vested at September 30, 2005	400,000	$0.50
Exercisable at September 30, 2005	100,000	$0.50

Issued
Exercised
Forfeited or expired

Outstanding at December 31, 2005	500,000	$0.50
Non-vested at December 31, 2005	400,000	$0.50
Exercisable at December 31, 2005	100,000	$0.50

Outstanding at March 31, 2006	500,000	$0.50
Non-vested at March 31, 2006	400,000	$0.50
Exercisable at March 31, 2006	100,000	$0.50

Aggregate intrinsic value of options outstanding and options exercisable at March 31, 2006, 2005, and 2004  was $0. Aggregate intrinsic value represents the difference between the company's  closing  stock price on the last  trading  day of the fiscal  period, which was $0.04 (post reverse-split), $0.02 (post reverse-split), and $0.50 (post-reverse split) of March 31, 2006, 2005, and 2004, respectively, and the exercise  price  multiplied by the number  of  options  outstanding.  As  of  March 31,  2006, 2005, and 2004,  total  unrecognized stock-based compensation expense related to non-vested stock options was $0. The total fair value of options vested was $0 for the three-month periods ended March 31, 2006, 2005, and 2004.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2006, 2005 AND 2004
 (Unaudited)
(Restated)

Management Estimates

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income

The Company has no items of other comprehensive income  (loss) for the periods ended March 31, 2006, 2005, and 2004.

3. PER SHARE INFORMATION

The Company computes earnings per share under Financial Accounting Standard No.128,  "Earnings Per Share" (SFAS 128).  Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year.  Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company’s stock options and warrants (calculated using the treasury stock method).  During the three months ended March 31, 2006, 2005,  and 2004,  common stock equivalents were not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

4. ACCOUNTS RECEIVABLE

At March 31, 2006, 2005,  and 2004  accounts receivable consists of:

	2006	2005	2004
Accounts receivable from customers	$349,857	$330,723	$141,897
Allowance for doubtful accounts	(18,399)	(65,000)	-
Accounts receivable, net	$331,458	$265,723	$244,551

5. PROPERTY AND EQUIPMENT

A summary of property and equipment at March 31, 2006, 2005,  and 2004 is as follows:

	2006	2005	2004
Computer equipment	$184,974	$163,099	$132,177
Furniture and fixtures	82,213	50,795	50,795
	267,187	213,894	182,972
Less accumulated depreciation and amortization	(175,588)	(126,204)	(61,680)
Total	$91,599	$87,690	$121,292

Depreciation and amortization expense amounted to $11,331 $16,131, and $17,291, respectively, for the three months ended March 31, 2006, 2005 and 2004.

During the three months ended March 31, 2006, the Company purchase additional fixed assets in the amount of $8,236.

6.  INTEREST RECEIVABLE AND LOAN RECEIVABLE

The balance of loan receivable consisted of a loan to Pasta Italiana, Inc. in the amount of $350,000.  This note bears interest in the amount of 8% per annum.  This note matures on August 24, 2006.  At March 31, 2006, the Company has reserved $75,000 of the loan receivable and recognized interest income from this loan in the amount of $7,147. The Company stopped accruing interest income on this note at December 31, 2005.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2006, 2005 AND 2004
 (Unaudited)
(Restated)

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2006 and 2005 are as follows:

	2006	2005	2004
Accounts payable and accrued expenses	$646,363	$455,104	$582,217
Accrued commissions	5,626	4,132	-
Total	$651,989	$459,236	$582,217

8. ACCRUED INTEREST

Accrued interest on some of the Company’s notes payable is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split) (note 9). There is a beneficial conversion feature embedded in this convertible accrued interest.  The Company is amortizing this beneficial conversion feature over the life of the related party notes payable.  During the three months ended March 31, 2006, 2005, and 2004, the amounts of $ $36,452, $18,381, and  $2,954 were credited to additional paid-in capital as a discount on accrued interest.  The Company amortized to interest expense a total of $ 34,609, $3,486, and $702 of these discounts  during the three months ended March 31, 2006, 2005, and 2004, respectively.

At March 31, 2006, the Company has the following accrued interest on its balance sheet:

	Gross	Discount	Net
Non-related parties	$98,781	$47,712	$51,069
Related parties	76,440	18,405	58,035
Total	$175,221	$66,117	$109,104

At  March 31, 2005,  the Company has the following accrued interest on its balance sheet:

	Gross	Discount	Net
Non-related parties	$14,108	$10,551	$3,557
Related parties	34,033	20,958	13,074
Total	$48,141	$31,509	$16,631

At  March 31, 2004,  the Company has the following accrued interest on its balance sheet:

	Gross	Discount	Net
Non-related parties	$65,166	$412	$64,754
Related parties	3,318	1,218	2,100
Total	$68,484	$1,630	$66,854

Accrued interest on the Company’s convertible notes payable is convertible at the options of the holder into the Company’s common stock at a price of $0.005 per share (post-reverse split). There is a beneficial conversion feature embedded in the convertible accrued interest. The Company is amortizing this beneficial conversion feature to expense over the life of the related notes payable.  During the three months ended  March 31, 2006,  2005, and 2004, the amount of $162,053, $44,179, and  $1,701, respectively,  was credited to additional paid-in capital as a discount on accrued interest.  Of this amount, a total of $95,936, $12,670, and  $71 was expensed to interest during the three months ended March 31, 2006, 2005, and 2004, respectively.

9. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

The Company has a line of credit with Wachovia Bank in the amount of $25,000.  The outstanding balance as of March 31, 2006, 2005 and 2004  was $24,251,  $0 and $0.

At March 31, 2006, the Company has outstanding notes payable in the aggregate amount of $1,384,000. Many of these notes, along with accrued interest, are convertible into common stock of the Company.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2006, 2005 AND 2004
 (Unaudited)
(Restated)

Notes payable and notes payable to related parties at March 31, 2006 and 2005, consist of the following:

2006	2005	2004
Convertible note payable in the original amount of $350,000 to Alpha Capital Aktiengesselschaft (“Alpha Capital”), dated February 25, 2005. This note consists of $100,000 outstanding under a previous note payable which was cancelled on February 25, 2005, and $250,000 of new borrowings. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note is entered technical default status on May 16, 2005.   The note originally carried  interest at the rate of 8% per annum, and is due in full on February 24, 2007.  Upon default, the note’s interest rate increased to 15% per annum, and the note became immediately due. The note is convertible into common stock of the Company at a conversion price of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $250,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company  at a conversion price of $0.005 per share (post-reverse split). Interest in the amount of $12,896, $3,813, and $0 was accrued on this note during the three months ended  31, 2006,   2005, and 2004 respectively. During the twelve months ended December 31, 2006 the note holder converted $5,000 into shares of common stock. During the twelve months ended December 31, 2006 the holder of the note converted $27,865 of accrued interest into common stock.   This note is in default at March  31, 2006 and 2005.
$345,000	$350,000	$-

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2006, 2005 AND 2004
 (Unaudited)
(Restated)

 Convertible note payable in the amount of $160,000 to Michael Ferrone, a board member and related party, dated March 11, 2004. The note bears interest at the rate of 8% per annum, and was originally due in full on March 11, 2006. On February 25, 2005, an amendment to the convertible note was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible by the holder into common stock of the Company at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $160,000 was recorded as a discount to the note, and was amortized  to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share (post-reverse split)  Interest in the amount of $3,156, $3,156, and $701  was accrued on this note during  the three months ended March 31, 2006,   2005,  and 2004, respectively.
$160,000	$160,000	$160,000

Convertible note payable in the original amount of $100,000 to Joel Gold, a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006. The note is convertible by the holder into common stock of the Company at a conversion price of $0.005 per share (post-reverse split).  A beneficial conversion feature in the amount of $100,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share (post-reverse split)  Interest in the amount of $1,972,  $1,972, and $0 was accrued on this note during the three months ended March 31, 2006, 2005, and 2004, respectively.  During the twelve months ended December 31, 2006, $75,000 of the principal amount was converted into common stock.
$100,000	$100,000	$-

Convertible note payable in the amount of $85,000 to Briolette Investments, Ltd, dated March 11, 2004. The note bears interest at the rate of 8% per annum, and is due in full on March 11, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature  in the amount of $85,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible by the holder into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $810, $1,678, and $373 was accrued on this note during the three months ended March 31, 2006, 2005, and 2004, respectively. During the twelve months ended December 31, 2005, the note holder converted $44,000 of the note payable into common stock.    During the twelve months ended December 31, 2006, the Company made a $3,000 cash payment on the principal amount of the note.
$41,000	$85,000	$85,000

Convertible note payable in the amount of $80,000 to Brown Door, Inc., dated March 11, 2004. The note bears interest at the rate of 8% per annum, and was due in full on March 11, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $80,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share (post-reverse split)   Interest in the amount of $1,579, $1,579, and $351 was accrued on this note during the three months ended March 31, 2006, 2005,  and 2004, respectively.
$80,000	$80,000	$80,000

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2006, 2005 AND 2004
 (Unaudited)
(Restated)

Convertible note payable in the amount of $50,000 to Whalehaven Capital Fund, Ltd. (“Whalehaven Capital”) dated February 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisites numbers of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note is in technical default as of May 16, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on February 24, 2007. Upon default, the note’s interest rate increased to 15% per annum, and the note became due immediately. The note is convertible into common stock of the Company at a conversion of $0.005 per share (post-reverse split).  A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense during the three months ended March 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $1,849 and $373 was accrued on this note during the three months ended March 31, 2006, and 2005, respectively.  During the twelve months ended December 31, 2006, $5,000 of principal was converted into common stock.  During the twelve months ended December 31, 2006 the holder of the note converted $5,000 of principal and $589 of accrued interest into shares of common stock.    This note is in default at March  31, 2006 and 2005.
$50,000	$50,000	$-

Convertible note payable in the amount of $50,000 to Oppenheimer & Co., / Custodian for Joel Gold IRA, a related party, dated March 14, 2004. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005.  Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $987, $987, and $219 was  accrued on this note during the three months ended March 31, 2006, 2005, and 2004, respectively.
$50,000	$50,000	$50,000

Convertible note payable in the original amount of $30,000 to Huo Hua dated May 9, 2005. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006.  The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share(post-reverse split)  Interest in the amount of $463 was  accrued on this note during the three months ended March 31, 2006. During the twelve months ended December 31, 2006, the note holder converted $10,000 of principal into common stock.
$20,000	$-	$-

Convertible note payable in the amount of $25,000 to Joel Gold a board member and related party, dated January 25, 2005. The note bears interest at the rate of 8% per annum, and is due in full on January 25, 2007.  The note is convertible into common stock of the Company  at a conversion of $0.025 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.025 per share. Interest in the amount of $493 and $356 was accrued on this note during the three months ended March 31, 2006 and 2005, respectively.
$25,000	$25,000	$-

Convertible note payable in the amount of $25,000 to The Jay & Kathleen Morren Trust  dated January 25, 2005. The note bears interest at the rate of 6% per annum, and is due in full on January 25, 2007.  The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $369 and $267 was accrued on this note during the three months ended December 31, 2006 and 2005, respectively.
$25,000	$25,000	$-

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2006, 2005 AND 2004
 (Unaudited)
(Restated)

Convertible note payable in the amount of $10,000 to Lauren M. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share (post-reverse split). Interest in the amount of $197 and $197 was accrued on this note during the three months ended March 31, 2006, and  2005,  respectively.   This note is in default at March 31, 2006 and 2005.
$10,000	$10,000	$-

Convertible note payable in the amount of $10,000 to Richard D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share (post-reverse split).  Interest in the amount of $197 and $197 was accrued on this note during the three months ended March 31, 2006, and  2005,  respectively.   This note is in default at March 31, 2006 and 2005.
$10,000	$10,000	$-

Convertible note payable in the amount of $10,000 to Christian D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of  8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share  (post-reverse split). Interest in the amount of $197 and $197 was accrued on this note during the three months ended March 31, 2006, and  2005,  respectively. This note is in default at March 31, 2006 and 2005.
$10,000	$10,000	$-

Convertible note payable in the amount of $10,000 to Andrew I. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share  (post-reverse split).  Interest in the amount of $197 and $197 was accrued on this note during the three months ended March 31, 2006, and  2005,  respectively. This note is in default at March 31, 2006 and 2005.
$10,000	$10,000	$-

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2006, 2005 AND 2004
 (Unaudited)
(Restated)

Convertible note payable in the amount of $8,000 to Adrian Neilan dated March 11, 2004. The note bears interest at the rate of 8% per annum, and is due in full on October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $8,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $157, $157, and $35 was accrued on this note during the three months ended March 31, 2006,  2005, and 2004, respectively.
$8,000	$8,000	$8,000

Convertible note payable in the amount of $5,000 to Matthias Mueller dated March 11, 2004. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $5,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share  (post-reverse split). Interest in the amount of $99, $99, and $22 was accrued on this note during the three months ended March 31, 2006, 2005, and 2004, respectively.
$5,000	$5,000	$5,000

Convertible note payable in the amount of $120,000 to Alpha Capital dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note is in technical default as of November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $120,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $4,439  was accrued on this note during the three months ended March 31, 2006 and 2005, respectively.   This note is in default at March 31, 2006.
$120,000	$-	$-

Convertible note payable in the amount of $30,000 to Whalehaven Capital dated August 25, 2005.  We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default as of November 13, 2006.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $1,109 was accrued on this note during the three months ended March 31, 2006.  This note is in default at March 31, 2006.
$30,000	$-	$-

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2006, 2005 AND 2004
 (Unaudited)
(Restated)

Convertible note payable in the original amount of $25,000 to Asher Brand, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default as of November 13, 2006.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split) Interest in the amount of $924 was accrued on this note during the three months ended March 31, 2006. During the three months ended September 30, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock.   This note is in default at March 31, 2006.
$25,000	$-	$-

Convertible note payable in the original amount of $25,000 to Momona Capital, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default at November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $924 was accrued on this note during the three months ended March 31, 2006. During the twelve months ended December 31, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock. This note is in default at March 31, 2006.
$25,000	$-	$-

Convertible note payable in the amount of $10,000 to Lane Ventures dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default at November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $369 was accrued on this note during the  three months ended March 31, 2006 and 2005, respectively.  During the twelve months ended December 31, 2006, the holder of the note converted $4,000 of principal and $1,467 of accrued interest into common stock.  This note is in default at March 31, 2006.
$10,000	$-	$-

Note payable in the amount of $120,000 to Alpha Capital, dated February 7, 2006. The originally carried interest at the rate of 15% per annum, and was originally due in full on February 7, 2007. The Company is not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable.  Interest in the amount of $2,565 was accrued on this note during the three months ended March 31, 2006.   This note is in default at March 31, 2006.
$120,000	$-	$-

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2006, 2005 AND 2004
 (Unaudited)
(Restated)

Note payable in the amount of $30,000 to Whalehaven Capital dated February 7, 2006. The note originally  carried interest at the rate of 15% per annum, and was due in full on February 7, 2007. The Company is not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable.  Interest in the amount of $641 was accrued on this note   during the three months ended March  31, 2006.   This note is in default at March 31, 2006.
	$30,000	$-	$-

Note payable in the amount of $75,000 to Michael Ferrone, dated August 2, 2004. The note bears interest at the rate of 8% per annum, and was due in full on February 2, 2005. Interest in the amount of $1,479 and $1,479 was accrued on this note during the three months ended March 31, 2006, 2005, and 2004, respectively. This note is in default at December 31, 2006 and 2005.	$75,000	$75,000	$-

Total	$1,384,000	$1,053,000	$388,000
Less: Current maturities	(1,384,000)	(275,000)	(-)
Long-term portion	$-	$778,000	$388,000

Total Non-related parties	$934,000	$603,000	$178,000
Total related parties	450,000	450,000	210,000
Total	$1,384,000	$1,053,000	$378,000

Accounting for Conversion Options Embedded in Convertible Notes and Convertible Interest

The Company has certain convertible notes payable which contain embedded beneficial conversion features.  Through August 2005, the beneficial conversion features of these convertible notes were accounted for by the equity method, whereby the intrinsic value of the beneficial conversion features were considered discounts to the notes. These discounts were immediately amortized to interest expense. During September 2005, the number of shares of the Company’s common stock issued and issuable exceeded the number of shares of common stock the Company had authorized, and this triggered a change in the manner in which the Company accounts for these  beneficial conversion features.  In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), the debt features provision contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes.  Accordingly, the features qualified as embedded derivative instruments at September 30, 2005 and because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounting for separately from the debt instrument and recorded as derivative financial instruments.  In September 2005, the Company valued the  beneficial conversion features of its notes payable using the Black-Scholes valuation method, and arrived at an aggregate value of  $12,528,662.  Pursuant to Emerging Issues Task Force Issue  00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s  Own Stock” (“EITF 00-19”) “If a contract is reclassified from permanent  or temporary equity to an asset or a liability, the change in fair value of the contract during the period the contract was classified as equity should be accounted for as an adjustment to stockholders’ equity.”  Accordingly, during the year ended December 31, 2005, the Company charged the amount of $12,445,576 to stockholders’ equity.  $5,665,290 of this amount was charged to additional paid-in capital, which brought the balance of additional paid-in capital to $0. The remainder, or $6,780,286, was charged to accumulated deficit.  During subsequent periods,  the conversion option liability will be revalued, and any change in value charged to operations.  At December 31, 2006 and 2005, the conversion option liability was valued at $437,207 and $7,103,275, respectively.  The revaluations resulted in a gain during the years three months ended March  31, 2006  of $1,637,635.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2006, 2005 AND 2004
 (Unaudited)
(Restated)

The Company valued these embedded conversion options using the Black-Scholes option pricing model with the following assumptions:

	Risk Free	Expected	Expected
	Interest	Dividend	Option
	Rate	Yield	Life	Volatility
March 31, 2006	4.75%	0	5	151.3%

10.  RELATED PARTY TRANSACTIONS

Three months ended March 31, 2004:

The Company received a loan from and issued a convertible note payable in the amount of $160,000 to Michael Ferrone, a board member.

The Company received a loan from and issued a convertible note payable in the amount of $50,000 to Joel Gold, a board member.

Three months ended March 31, 2005:

The Company received a loan from and issued a convertible note payable in the amount of $25,000 to Joel Gold, a board member.

Three months ended March 31, 2006:

None.

11. EQUITY

Common Stock

On March 27, 2003 a 1-for-1,000 reverse stock split of the Company’s common stock was effected.  On March 8, 2004, a 1-for-200 reverse stock split of the Company’s common stock was effected.

The Company had the following common stock transactions during the three months ended March 31, 2006:

The Company committed to issue 600,000 shares (post-reverse split) of common stock to employees for services performed.  The fair value of these shares of $36,000 was charged to operations during the year ended December 31, 2005, and shown as Common Stock Subscribed on the Company’s balance sheet at December 31, 2005.

The Company recorded a discount related to the beneficial conversion feature of accrued interest on the notes payable in the amount of $36,649 and charged this amount to operations during the three months ended March 31, 2006.

The Company issued 2,000,000 shares (post-reverse split) of common stock pursuant to the partial conversion of a note payable in the amount of $10,000.

The Company issued 1,000,000 shares (post-reverse split) of common stock pursuant to the partial conversion of a note payable in the amount of $5,000.

The Company had the following common stock transactions during the three months ended March 31, 2005:

The Company issued 5,000,000 shares (post-reverse split) of common stock pursuant to the conversion of a note payable which occurred during the twelve months ended December 31, 2004.   The Company charged the par value of these shares of $500 to additional paid-in capital during the three months ended March 31, 2005.

The Company issued 750,000 shares (post-reverse split) of common stock to an officer of the Company as compensation and charged the fair value of $9,000 to operations during the three months ended March 31, 2005.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2006, 2005 AND 2004
 (Unaudited)
(Restated)

The Company committed to issue 2,500,000 shares (post-reverse split) of common stock to a board member for services performed. The fair value of these shares of $36,400 was charged to operations during the three months ended March 31, 2005, and shown as Common Stock Subscribed on the Company’s balance sheet at March 31, 2005.  These shares were issued during the three months ended June 30, 2005.

The Company sold 13,400,000 shares (post-reverse split) of common stock for cash of $67,000.  These shares were issued during the three months ended June 30, 2005, and the amount of $67,000 is shown as common stock subscribed on the Company’s balance sheet at March 31, 2005.

The Company had the following common stock transactions during the three months ended March 31, 2004:

The Company sold 15,000,000 shares (post reverse-split) of common stock for cash of $320,225.

The Company recorded the 157,037 shares (post reverse-split) outstanding at the time of the reverse merger as additional paid-in capital at the par value of the shares, or $16 (see note 1).

Warrants

During the three months ended March 31, 2005, the Company issued five year  warrants to purchase 80,000,000 shares (post reverse-split) of common stock at an exercise price equal to 115% of the closing stock price on the date of exercise to investors in conjunction with convertible note agreements (see note 9).  During the three months ended June 30, 2005, these warrants were re-priced to an exercise price of $0.005 per share (post reverse-split).  The Company also issued  five year warrants to purchase 20,000,000 (post reverse-split) shares of common stock at a price equal to 110% of the closing stock price on the date of exercise to investors in conjunction with convertible note agreements (see note 9).  During the three months ended June 30, 2005, these warrants were re-price to an exercise price of $0.005 per share (post reverse-split).  The Company also issued five year warrants to purchase 32,000,000 shares (post reverse-split) of common stock at a price of $0.005 per share (post reverse-split) to investors in conjunction with convertible note payable agreements (see note 9).

During the three months ended September 30, 2005, the Company issued five year warrants to purchase 56,700,000 shares (post reverse-split) of common stock at prices ranging from $0.005 to $0.115 per share (post reverse-split) to investors in conjunction with convertible note payable agreements (see note 9).

During the three months ended June 30, 2006, the Company issued five year warrants to purchase 300,000 shares (post reverse-split) of common stock at $0.005 per share (post reverse-split) to investors in conjunction with convertible note payable agreements (see note 9).

There were no warrants outstanding at March 31, 2004.

The following table summarizes the warrants outstanding at March 31, 2005 (post-reverse split):

			Weighted		Weighted
Range of	Number of	Weighted	average		average
exercise	Warrants	average	exercise		exercise
Prices	Outstanding	remaining	price of	Number of	price of exercisable
(post reverse-split)	(post reverse split)	contractual life (years)	outstanding Warrants	Warrants Exercisable	Options (post reverse-split)
$0.0050	132,000,000	4.91	$0.005	132,000,000	$0.005
	132,000,000	4.91	$0.005	132,000,000	$0.005

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2006, 2005 AND 2004
 (Unaudited)
(Restated)

The following table summarizes the warrants outstanding at March 31, 2006 (post-reverse split):

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	Warrants	contractual	outstanding	Warrants	exercisable
prices	outstanding	life (years)	warrants	exercisable	options
$0.005	132,000,000	3.92	$0.005	136,200,000	$0.005
$0.110	10,500,000	4.40	$0.110	10,500,000	$0.110
$0.115	42,000,000	4.40	$0.115	42,000,000	$0.115
	188,700,000	4.05	$0. 035	188,700,000	$0.035

Transaction involving warrants are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price
Warrants exercisable at December 31, 2003	-	$-

Granted	-	-
Exercised	-
Cancelled / Expired	-	-

Warrants exercisable at March 31, 2004	-	$-

Granted	-	-
Exercised	-
Cancelled / Expired	-	-

Warrants exercisable at June 30, 2004	-	$-

Granted	-	-
Exercised	-
Cancelled / Expired	-	-

Warrants exercisable at Sept 30, 2004	-	$-

Granted	-	-
Exercised	-
Cancelled / Expired	-	-

Warrants exercisable at December 31, 2004	-	$-

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2006, 2005 AND 2004
 (Unaudited)
(Restated)

Weighted
Average
Number of	Exercise
Shares	Price
Granted	132,000,000	0.005
Exercised	-
Cancelled / Expired	-	-

Warrants exercisable at March 31, 2005	132,000,000	$0.005

Granted		-
Exercised	-
Cancelled / Expired	-	-

Warrants exercisable at June 30, 2005	132,000,000	$0.005

Granted	56,700,000	0.106
Exercised	-
Cancelled / Expired	-	-

Warrants exercisable at Sept 30, 2005	188,700,000	$0.0353

Granted		-
Exercised	-
Cancelled / Expired	-	-

Warrants exercisable at Dec 31, 2005	188,700,000	$0.035

Granted		-
Exercised	-
Cancelled / Expired	-	-

Warrants exercisable at March 31, 2006	188,700,000	$0.035

Granted	300,000	0.005
Exercised	-
Cancelled / Expired	-	-

Warrants exercisable at June 30, 2006	189,000,000	$0.035

Granted	-	-
Exercised	-
Cancelled / Expired	-	-

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2006, 2005 AND 2004
 (Unaudited)
(Restated)
Weighted
Average
Number of	Exercise
Shares	Price
Warrants exercisable at Sept 30, 2006	189,000,000	$0.035

Granted	-	-
Exercised	-
Cancelled / Expired	-	-

Warrants exercisable at Dec 31, 2006	189,000,000	$0.035

The weighted-average fair value of stock options granted to non-employees during the three months and six months ended June 30, 2005 and the weighted average significant assumptions used to determine those fair values, using a Black-Scholes options pricing model are as follows:

	Risk Free	Expected	Expected
	Interest	Dividend	Option
	Rate	Yield	Life	Volatility
March 31, 2006	4.75%	0	5	151.3%

March 31, 2005	4.75%	0	5	229.6%

Options

In May 2004, the Company issued options to purchase 500,000 shares (post-reverse split) of common stock to an employee.  The options vest 100,000 annually over the next five years.  The Company expensed the value of the shares issued of $135,673 to operations during the twelve months ended December 31, 2004.

The following table summarizes the changes outstanding and the related prices for the options of the Company’s common stock issued to employees of the Company at March 31, 2006:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	Options	contractual	outstanding	Options	exercisable
prices	outstanding	life (years)	options	exercisable	options
$0.50	500,000	3.13	$0.50	100,000	$0.500

	500,000	3.13		100,000	$0. 500

Options not vested are not exercisable.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2006, 2005 AND 2004
 (Unaudited)
(Restated)

The following table summarizes the changes outstanding and the related prices for the options of the Company’s common stock issued to employees of the Company at March 31, 2005:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	Options	contractual	outstanding	Options	exercisable
prices	outstanding	life (years)	options	exercisable	options
$0.50	500,000	4.13	$ 0.50	-	$ -

	500,000	4.13		-	-

The Company had no options outstanding at March 31, 2004.

Transactions involving stock options issued to employees are summarized as follows:

Weighted Average

	Number of	Exercise
	Shares	Price
Options exercisable at December 31, 2003	-	$-

Granted	500,000	0.50
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at 12.31.04	500,000	$0.50
Exercisable	-	$-
Not exercisable	500,000	$0.50

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at 03.31.05	500,000	0.50
Exercisable	-	-
Not exercisable	500,000	0.50

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2006, 2005 AND 2004
 (Unaudited)
(Restated)

Weighted
Average
Number of	Exercise
Shares	Price

Options outstanding at 06.30.05	500,000	$0.50
Exercisable	100,000	$0.50
Not exercisable	400,000	$0.50

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at 09.30.05	500,000	$0.50
Exercisable	100,000	$0.50
Not exercisable	400,000	$0.50

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at 12.31.05	500,000	$0.50
Exercisable	100,000	$0.50
Not exercisable	400,000	$0.50

Granted	-	0.005
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at 03.31.06	500,000	$0.500
Exercisable	100,000	$0.500
Not exercisable	400,000	$0.500

Accounting for Warrants and Freestanding Derivative Financial Instruments

The Company accounts for the issuance of common stock purchase warrants and other freestanding derivative financial instruments in accordance with the provisions of EITF 00-19.  Based on the provisions of EITF 00-19, the Company classifies, as equity, any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement).  The Company classifies as assets or liabilities any contract that (i) require net-cash or (ii) give the counterparty a choice of net-cash settlement in shares (physical or net-share settlement).

The fair value of these warrants is determined utilizing the Black-Scholes valuation model.  Through August 2005, these warrants were accounted for by the equity method, whereby the fair value of the warrants was charged to additional paid-in capital. . During September, 2005, the number of shares of the Company’s common stock issued and issuable exceeded the number of shares of common stock the Company had authorized, and this triggered a change in the manner in which the Company accounts for these  warrants and the Company began to account for these warrants utilizing the liability method.    Pursuant to EITF 00-19 ,  “If a contract is reclassified from permanent  or temporary equity to an asset or a liability, the change in fair value of the contract during the period the contract was classified as equity should be accounted for as an adjustment to stockholders’ equity.”  Accordingly, during the year ended December 31, 2005, the Company charged the amount of  $10,374,536 to stockholders’ equity.    At the same time, the Company changed the way in which it accounts for the beneficial conversion feature of convertible notes payable (see note 8).

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2006, 2005 AND 2004
 (Unaudited)
(Restated)

The accounting guidance shows that the warrants and options which are a derivative liability should be revalued  each reporting period. The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants and options, as well as in the volatility of the stock price during the term used for observation and the term remaining for warrants and options.  During the three months ended March 31, 2006, the Company recognized a gain  of $1,171,664  for the decrease in the fair value of the warrant liability and recorded this gain in operations during the three months ended March 31, 2006.  The fair value of these instruments was estimated at March  31, 2006, using the Black-Scholes option pricing model with the following assumptions: risk free interest rate: 4.75%; expected dividend yield: 0%; expected option life: 5 years; and volatility: 152.50%. The fair value of these instruments  was estimated as December 31, 2005, using the Black-Scholes option pricing model with the following assumptions: risk free interest rate: 4.75%; expected dividend yield: 0%; expected option life: 5 years; and volatility: 229.55%.

Insufficient Authorized but Unissued Shares of Common Stock

The Company has a potential obligation to issue 593,362,037 and 402,899,557 shares (post-reverse split) of common stock upon the conversion of convertible notes and accrued interest, warrants and penalty shares issuable at March 31, 2006 and 2005, respectively. .  The Company  had 108,342,037, and 78,742,037 shares (post-reverse split) of common stock outstanding at March 31, 2006, and 2005, respectively , and  500,000,000 shares (post-reverse split) of common stock authorized at March 31, 2006 and 2005.   The Company has exceeded its shares authorized by 93,362,037  and 0 shares (post-reverse split) at March 31, 2006 and 2005, respectively.

12.  PENALTY FOR LATE REGISTRATION OF SHARES

During the three months ended March 31, 2006, the Company accrued a liability for the issuance of  14,640,000 shares (post-reverse split) of the Company’s common stock pursuant to a penalty calculation with regard to the late registration of shares underlying convertible  notes payable. The total number of shares accrued for issuance at March 31, 2006 is 45,040,000 (post-reverse split).  The Company charged to operations $665,632, during the three months ended March 31, 2006, representing the fair value of these shares.  During the three months ended March 31, 2006, the Company also marked to market the value of these 45,040,000 shares(post-reverse split).  This resulted in an additional charge to operations  of $147,288.

13.  AMENDMENTS TO FINANCIAL STATEMENTS

By letter dated January 19, 2006, the Company received comments, among other things, to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.  As such, the Company has amended the March 31, 2004, 2005, and 2006 financial statements (filed with the Annual Report on Form 10-KSB for the year ended December 31, 2006) and on the forms 10-QSB for each of the quarters of 2006 in order to address said comments.  Listed below are the areas in which major changes to the previously reported financials occurred.  In some instances the numbers have been modified, but the change doe not have a material effect.

Below listed in tabular format are the major areas of change for the three months ended March 31, 2006:

	Previously Reported	Adjustment	Restated Amount
Balance Sheet:

Cash	$12,890	(11,594)	$1,296
Accounts Receivable	331,458	-	331,458
Loans receivable	293,902	(18,902)	275,000
Interest receivable	-	7,147	7,147
Inventory	5,201	(5,201)	-
Prepaid expenses	-	-	-
Prepaid royalties	96,000	(96,000)	-

Total Current Assets	739,451	(124,550)	614,901

Property and equipment, net	78,991	12,608	91,599

Total assets	$818,442	$(111,942)	$706,500

Warrant liability	$-	$7,187,917	$7,187,917
Conversion option liability	-	8,740,910	8,740,910
Accounts payable and accrued liabilities (note11)	-	651,989	651,989
Accrued interest, net of discount	-	51,069	51,069
Accrued interest - related party, net of discount	-	58,035	58,035
Amount due under bank credit line (note 14)	-	24,251	24,251
Notes payable - related party, current portion (note 5)	-	450,000	450,000
Penalty for late registration of shares	-	1,739,640	1,739,640
Notes payable - current portion	-	934,000	934,000
Accounts payable	599,894	(599,894)	-
Accrued taxes and expenses	12,626	(12,626)	-
Accrued interest payable	131,386	(131,386)	-
Notes and loans payable	24,247	(24,247)	-
Convertible notes payable - current portion	152,247	(152,247)	-

Total current liabilities	920,400	18,917,411	19,837,811

Convertible notes payable	714,000	(714,000)	-
Loans payable stockholders	-	-	-

Common stock	10,834	-	10,834
Additional paid-in capital	2,248,963	(2,114,046)	134,917
Paid-in capital warrants	289,164	(289,164)	-
Accumulated deficit	(3,364,919)	(15,912,143)	(19,277,062)

Total equity	(815,958)	(18,315,353)	(19,131,311)

Total liabilities and owners equity	$818,442	$(111,942)	$706,500

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2006, 2005 AND 2004
 (Unaudited)
(Restated)

Previously Reported	Adjustment	Restated Amount

Statement of Operations:
Revenue - sales	$1,623,142	$16,033	$1,639,175
Other Income	17,904	(17,904)	-

Total revenue	1,641,046	(1,871)	1,639,175

Cost of good sold	1,265,094	6,813	1,271,907
Selling, general, and administrative expenses	-	449,684	449,684
Selling expenses	196,870	(196,870)	-
General and administrative expenses	223,381	(223,381)	-

Total expenses	1,685,345	36,246	1,721,591

Loss before other expenses and income tax expense	(44,298)	(38,118)	(82,416)

Cost of penalty for late registration	-	665,632	665,632
Change in fair value of warrant liability	-	1,171,664	1,171,664
Change in fair value of option liability	-	1,637,635	1,637,635
(gain) loss from mark to market - penalty	-	147,288	147,288
Interest expense	23,738	48,029	71,767
Amortization of discount on debentures	(45,752)	45,752	-

Net Loss	$(113,788)	$(3,662,614)	$(3,776,402)

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2006, 2005 AND 2004
 (Unaudited)
(Restated)

Below listed in tabular format are the major areas of change for the three months ended March 31, 2005:

	Previously Reported	Adjustment	Restated Amount
Balance Sheet:

Cash	$239,660	-	$218,065
Accounts Receivable	350,642	-	265,723
Inventory	35,028	-	-
Other current assets	-	-	30,364

Total Current Assets	625,330	-	514,152

Property and equipment, net	108,974	-	87,690

Total assets	$734,304	$-	$601,842

Accounts payable and accrued liabilities	$-	$459,236	$459,236
Accrued interest, net of discount	-	3,557	3,557
Accrued interest - related parties, net of discount	-	13,074	13,074
Note payable - related party, current portion	-	275,000	275,000
Accounts payable	430,806	(430,806)	-
Accrued taxes and expenses	170,426	(170,426)	-
Notes and loans payable	22,000	(22,000)	-
Convertible notes payable - current portion	865,000	(865,000)	-

Total current liabilities	1,488,232	(737,365)	750,867

Notes payable	180,000	423,000	603,000
Notes payable, related party	-	175,000	175,000
Loans payable stockholders	18,448	(18,448)	-

Common stock	7,874	-	7,874
Common stock subscribed	-	103,400	103,400
Additional paid-in capital	1,835,628	3,399,157	5,234,785
Accumulated deficit	(2,795,878)	(3,477,206)	(6,273,084)

Total equity	(952,376)	25,351	(927,025)

Total liabilities and owners equity	$734,304	$(132,462)	$601,842

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2006, 2005 AND 2004
 (Unaudited)
(Restated)

Previously Reported	Adjustment	Restated Amount

Statement of Operations:

Revenue - sales	$1,103,797	$66,456	$1,170,253
Other Income	66,578	(66,578)	-

Total revenue	1,170,375	(122)	1,170,253

Cost of good sold	926,722	-	926,722
Selling, general, and administrative expenses	-	378,497	378,497
Selling expenses	191,287	(191,287)	-
General and administrative expenses	145,025	(145,025)	-

Total expenses	1,263,034	42,185	1,305,219

Loss before other expenses and income tax expense	(92,659)	(42,307)	(134,966)

Interest expense	(15,909)	390,279	374,370

Net Loss	$(108,568)	$(400,768)	$(509,336)

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2006, 2005 AND 2004
 (Unaudited)
(Restated)

Below listed in tabular format are the major areas of change for the three months ended March 31, 2004:

(Note: The balance sheet at March 31, 2004 was not previously reported. The  statement of operations was previously reported on our Form 10-QSB for the three months ended March 31, 2005):

	Previously Reported	Adjustment	Restated Amount
Statement of Operations:

Revenue - sales	$870,467	73,953	$944,420
Other Income	73,953	(73,953)	-

Total revenue	944,420	-	944,420

Cost of good sold	852,462	-	852,462
Selling, general, and administrative expenses	-	819,477	819,477
Selling expenses	240,899	(240,899)	-
General and administrative expenses	274,322	(274,322)	-

Total expenses	1,367,683	304,256	1,671,939

Loss before other expenses and income tax expense	(423,263)	(304,256)	(727,519)

Interest (income) expense	(506)	-	(506)

Net Loss	$(423,769)	$(304,256)	$(728,025)

The following changes were made to the footnote disclosure of our financial statements:

Accounting Policies

We have expanded our disclosures in our accounting policies footnote.

Valuation of Common Stock Shares Issued

The Company revalued the issuances of common stock, utilizing the closing market price for the fair value on the date of each issuance.  In a few instances, shares of the Company’s common stock were issued to consultants for services provided.  In these such occasions, the date on which the services were performed, was used to value the shares.  Any additional expenses from the revaluation have been expensed.

Dilutive Securities

We have added a disclosure regarding the total number of dilutive securities issuable in the equity footnotes.

Reverse Stock Splits

We have expanded the disclosure regarding the retroactive restatement of our financial statements for the effects of the reverse stock splits.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2006, 2005 AND 2004
 (Unaudited)
(Restated)

Statement of Cash Flows

We have revised the disclosure in the statement of cash flows to present any changes in the amount of principal owed on notes payable to be classified in the Financing Activities section.

We have also revised our disclosure in the statement of cash flows regarding the shares issued for the merger transaction.

Valuation of Common Stock Shares Issued

The Company revalued the issuances of common stock, utilizing the closing market price for the fair value on the date of each issuance.  In a few instances, shares of the Company’s common stock were issued to consultants for services provided.  In these such occasions, the date on which the services were performed, was used to value the shares.  Any additional expenses from the revaluation have been expensed.

Beneficial Conversion Feature of Notes Payable, Options, and Warrants

During the 3 months ended September 30, 2005, the number of shares of common stock that the Company has committed to issue via convertible notes, options, and warrants has exceeded the number of shares authorized.  Accordingly, the Company changed the way in which we account for these convertible instruments to comply with the provisions of EITF 00-19.  These instruments are now accounted for as liabilities, and the value of these liabilities will be adjusted every accounting period.  The value is calculated utilizing the Black-Scholes valuation model.

Insufficient Authorized but Unissued Shares of Common Stock

The Company has a potential obligation to issue shares of common stock, which exceed the number of shares that the Company currently has authorized.  The resulting affect is a liability to the Company, which is revalued at the end of each reporting period.  The gain or loss, resulting from the revaluation each quarter is expensed.

Penalty for Late Registration of Shares

The Company recorded a penalty associated with the late registration of shares pursuant to the terms in the underlying convertible notes payable.  The Company will continue to accrue the penalty until the shares are registered, and the shares are revalued at the end of each reporting period.  Any additional expense that is incurred is expensed in the period in which the expense is incurred.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

Certain information contained in this discussion and elsewhere in this report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Securities Litigation Reform Act will not apply to certain “forward looking statements” because we issued "penny stock" (as defined in Section 3(a)(51) of the Securities  Exchange Act of 1934 and Rule  3a51-1  under the  Exchange  Act)  during the three  year  period preceding the date(s) on which those forward looking statements were first made, except to the extent  otherwise  specifically  provided by rule,  regulation  or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may",  "will", "expect", "believe",  "explore",  "consider",  "anticipate",  "intend", "could", "estimate",  "plan", "propose" or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

•	Our ability to raise capital necessary to sustain our anticipated operations and implement our proposed business plan,

•	Our ability to implement our proposed business plan,

•	The ability to successfully integrate the operations of businesses we have acquired, or may acquire in the future, into our operations.

•	Our ability to generate sufficient cash to pay our lenders and other creditors,

•	Our ability to identify and complete acquisitions and successfully integrate the businesses we acquire, if any,

•	Our ability to employ and retain qualified management and employees,

•	Our dependence on the efforts and abilities of our current employees and executive officers,

•	Changes in government regulations that are applicable to our anticipated business,

•	Changes in the demand for our services,

•	The degree and nature of our competition,

•	Our lack of diversification of our business plan,

•	The general volatility of the capital markets and the establishment of a market for our shares,

•	Our ability to generate sufficient cash to pay our creditors, and

•
Disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police and military activities overseas and other disruptive worldwide political and economic events.

We are also subject to other risks detailed from time to time in our other Securities and Exchange Commission filings and elsewhere in this report. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate.  Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Critical Accounting Policy and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Plan of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to revenue   recognition, accrued   expenses, financing   operations, and contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily  apparent  from other  sources.  Actual results may differ from these Estimates under different assumptions or conditions.  There are no significant accounting estimates inherent in the preparation of our financial statements.

Background

The following discussion should be read in conjunction with the financial statements of the company and related notes included elsewhere in this Report and in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the three months ended March 31, 2006,  2005, and 2004. This discussion may contain forward looking-statements that involve risks and uncertainties. Our actual results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Three Months Ended March 31, 2006 Compared to Three Months  Ended March 31, 2005

Revenue

Revenue increased by $468,922, or 40%, to $1,639,175 for the quarter ended March 31, 2006 from $1,170,253 in the prior year. The substantial portion of the increase was attributable to increases in sales of specialty items, meats and game, the addition of cheeses to our product offerings, and an increase in the number of divisions of USF that offered our products to their customers.

Cost of Revenue

Cost of revenue was $1,271,907 for the three months ended March 31, 2006, an  increase of $345,185 or approximately 37% compared to cost of revenue of $926,722 for the three months ended March 31, 2005.  The increase in the cost of revenue was due primarily to increased sales volume during the current quarter.  Gross profit margin for the three months ended March 31, 2006 was approximately 22%, compared to gross profit margin of approximately 21% for the three months ended March 31, 2005.  The increased gross margins for the current quarter was due primarily to the increase in sales of specialty items which have a higher markup than do other products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $71,187, or 19%, to  $449,684 during the three months ended March 31, 2006   from  $378,497 for the three months  ended March 31, 2005. The increase was attributable to increase in professional and legal fees. The primary components of selling, general, and administrative expenses for the three months ended March 31, 2006 are payroll and related costs of $212,369; consulting and professional fees of $112,668; travel and entertainment of $30,654; facilities costs of $22,863; insurance of $18,536; commissions of $17,750; and depreciation and amortization of $11,331.

Penalty for Late Registration of Shares

During the three months ended March 31, 2006, the Company accrued the issuance of 14,640,000 shares of  common stock pursuant to a penalty calculation with regard to the late registration of shares underlying convertible notes payable.  The Company charged to operations $665,632, during the three months ended March 31, 2006, representing the fair value of these shares.  During the three months ended March 31, 2006, the Company also marked to market the value of these 43,600,000 shares. This resulted in an additional charge to operations of $147,288.

Interest expense, net

Interest expense, net of interest income, decreased by approximately $302,603, or 81%, from approximately $374,370 to approximately $71,767 for the quarters ended March 31, 2005 and 2006, respectively.  This decrease was attributable to a decrease in the amortization of the beneficial conversion features associated with convertible notes payable during the three months ended March 31, 2006.

Change in Fair value of Warrant Liability

During the three months ended March 31, 2006, the Company recognized a loss in the amount of  $1,171,664, due to the change in value of the warrants issued with the convertible notes.  The Company charged to operations $1,171,664 during the three months ended March 31, 2006.

Change in Fair value of the Conversion Option Liability

During the three months ended March 31, 2006, the Company recognized a loss of $1,637,635, due to the change in value of the conversion options  associated with the notes payable.  The Company charged to operations $1,637,635 during the three months  ended March 31, 2006.

Net Loss

For the reasons stated above the net loss for the three months ended March 31, 2006 was $3,776,402, an increase of $3,267,066 or approximately 641% compared to a net loss of $509,336 during the three months ended March 31, 2005.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenue

Revenue increased by $225,833, or approximately 24%, to $1,170,253 for the quarter ended March 31, 2005 from $944,420 in the prior year. The substantial portion of the increase was attributable to increases in sales of meats and game, the addition of cheeses to our product offerings, and an increase in the number of divisions of USF that offered our products to their customers.

Cost of Revenue

Cost of revenue was $926,722 for the three months ended March 31, 2005, an  increase of $74,260 or approximately 9% compared to cost of revenue of $852,462 for the three months ended March 31, 2004.  The increase in the cost of revenue was due primarily to increased sales volume during the current quarter.  Gross profit margin for the three months ended March 31, 2005 was approximately 21%, compared to gross profit margin of approximately 10% for the three months ended March 31, 2004.  The increased gross margins for the current quarter was due primarily improved  buying efficiencies and better terms with Fedex.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $440,980, or approximately 54%, to  $378,497 during the three months ended March 31, 2005   from  $ 819,497 for the three months  ended March 31, 2004. The decrease was attributable to a reduction in sales payroll and to participation in fewer USF food shows and reimbursement from USF for food shows attended. The primary components of selling, general, and administrative expenses for the three months ended March 312, 2005 are payroll and related costs of $225,025; consulting and professional fees of $21,279; commissions of $19,169; shipping and postage of $17,994; food show expenses of $17,002; amortization and depreciation of $16,131; facilities costs of $15,687; and insurance costs of $9,554.

Interest expense, net

Interest expense, net of interest income, increased by  $373,864, or 739.1%, from  $506 to $374,370 for the quarters ended March 31, 2004 and 2005, respectively.  This increase was attributable to an increase in notes payable and the amortization of the beneficial conversion features associated with convertible notes payable during the three months ended March 31, 2005.

Liquidity and Capital Resources

As of March 31, 2006, the Company had cash on hand of $1,296, a decrease of $8,907 from December 31, 2005. During the three months ended March 31, 2006, cash provided by operating activities were $39,329, consisting primarily of the loss of $3,776,402 offset by depreciation and amortization of $11,331, cost of penalty due to late registration of shares of $665,632, change in fair value of warrant liability of $1,171,664, in fair value of conversion option liability of $1,637,635, loss from  marking to market shares issuable due to penalty on late registration of shares  of $147,288, and changes in the components of working capital in the net amount of $182,180. Cash used in investing activities was $188,236 consisting a loan to Pasta Italiano of $180,000 and the purchase of property and equipment of $8,236.  Cash provided by financing activities was $140,000, consisting of $140,000 of proceeds from the issuance of notes payable.

Historically, our primary cash requirements have been used to fund the cost of operations, with currently additional funds having been used in promotion and advertising and in connection with the exploration of new business lines.

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

The Company’s cash on hand may be insufficient to fund its planned operating needs.  Innovative Food Holdings, Inc. continues to seek funding for working capital requirements, necessary equipment purchases, marketing costs, and other operations for the next year and foreseeable future by raising capital through the sale of equity and/or debt securities, issuing common stock in lieu of cash for services and by advances from shareholders.

We expect that any sale of additional equity securities or convertible debt will result in additional dilution to our stockholders.  The Company can give no assurance that it will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financing, or that if available, the company will be able to obtain such funds on favorable terms and conditions. If the company cannot secure additional funds it will not be able to continue as a going concern.   The Company  currently has no definitive arrangements with respect to additional financing.

While we have raised capital to meet our working capital and financing needs in the past, additional financing may be  required in order to meet our current and projected cash flow deficits from operations and development.  We are seeking financing in the form of equity in order to provide the necessary working capital.  We currently have no commitments for financing.  There is no guarantee that we will be successful in raising the funds required.

By adjusting our operations and development to the level of capitalization, management believes we have sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

The independent auditors report on our December 31, 2006 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

INFLATION

The impact of inflation on the costs of the Company, and the ability to pass on cost increases to its customers over time is dependent upon market conditions. The Company is not aware of any inflationary pressures that have had any significant impact on the Company’s operations over the past quarter, and the Company does not anticipate that inflationary factors will have a significant impact on future operations.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

RISK FACTORS

The Company’s business and success is subject to numerous risk factors as detailed  in its Annual Report on Form 10-KSB for the year ended December 31, 2006.

ITEM 3 - CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit pursuant to the requirements of the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

(a) Evaluation of disclosure controls and procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report, have concluded that as of that date, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by us in the reports we file or submit with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2006, the following equity transactions occurred:

On January 12, 2006, the Company issued 600,000 shares (post-reverse split) of common stock with a fair value of $36,000 to employees for services performed.

On  February 1, 2006, the Company issued 2,000,000 shares (post-reverse split) of common stock with a fair value of $10,000 pursuant to the conversion of a note payable.

On March 7, 2006, the Company issued 1,000,000 shares (post-reverse split) of common stock with a fair value of $5,000 pursuant to the conversion of a note payable.

Each of these issuances were exempt from registration pursuant to Section 4 (2) of the Securities Act inasmuch as they did not involve a public offering.

Item 3. Defaults Upon Senior Securities

At March 31, 2006, 2005, and 2004, we were in default of the terms of notes  payable in the amount of $650,000, $75,000, and $0, respectively.  These defaults resulted from our failure to meet certain of our obligations under the loan documents relating to these notes. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.

Each of these issuances were exempt from registration pursuant to Section 4 (2) of the Securities Act.

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

SIGNATURE	TITLE	DATE

/s/ Sam Klepfish Sam Klepfish	Chief Executive Officer	April 18, 2008

/s/ John McDonald John McDonald	Principal Financial Officer	April 18, 2008