Form 10QSB/A
period 2006-06-30
INNOVATIVE FOOD HOLDINGS INC
filed 2008-04-18
CIK 312257

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

YES ☐ NO ☒

Innovative Food Holdings, Inc.

 PART I - FINANCIAL INFORMATION

Innovative Food Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	June 30,	June 30,
	2006	2005	2004
ASSETS	(Restated)	(Restated)	(Restated)
Current assets

Cash and cash equivalents	$4,827	$95,973	$6,109
Accounts receivable net of allowance	331,038	318,299	192,151
Loan receivable, net of allowance	285,000	-	-
Interest receivable	7,147	-	-
Other current assets	18,658	79,900	-

Total current assets	646,670	494,172	198,260

Property and equipment, net of accumulated depreciation	121,554	73,699	175,510

Total assets	$768,224	$567,871	$373,770

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable and accrued liabilities	742,500	522,119	417,979
Amount due under bank credit line	24,251	-	24,335
Accrued interest, net of discount	84,367	3,711	66,254
Accrued interest - related parties, net of discount	73,451	20,052	2,750
Note payable, current portion	941,200	435,000	-
Loan payable, related parties, current portion	-	-	700,256
Notes payable - related parties, current portion	375,000	275,000	-
Warrant liability	6,577,232	-	-
Conversion option liability	7,470,856	-	-
Penalty for late registration of shares	2,154,880	537,600	-
Total current liabilities	18,443,737	1,793,482	1,211,574

Notes payable	23,587	203,000	98,000
Notes payable - related parties	-	175,000	290,000
Total liabilities	18,467,324	2,171,482	388,000

(Deficiency in) stockholder's equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 135,686,502,
81,542,037, and 60,142,037 shares issued and outstanding at June 30, 2006, 2005,
and 2004, respectively (post reverse-split)	13,569	8,154	6,015

Additional paid-in capital	302,636	5,317,899	3,597,633
Common stock subscribed	-	67,000	-
Accumulated deficit	(18,015,305)	(6,996,664)	(4,829,452)
Total (deficiency in) stockholder's equity	(17,699,100)	(1,603,611)	(1,225,804)

Total liabilities and (deficiency in) stockholders' equity	$768,224	$567,871	$373,770

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three	For the Three	For the Three	For the Six	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2006	2005	2004	2006	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Revenue	$1,840,270	$1,325,486	$1,121,550	$3,479,445	$2,495,739	$2,065,970

Cost of goods sold	1,398,322	1,034,733	971,799	2,670,228	1,961,455	1,824,261

Gross margin	441,948	290,753	149,751	809,217	534,284	241,709

Selling, General and administrative expenses	586,954	409,918	2,710,035	1,036,639	788,415	3,529,512
Total operating expenses	586,954	409,918	2,710,035	1,036,639	788,415	3,529,512

Operating loss	(145,006)	(119,165)	(2,560,284)	(227,422)	(254,131)	(3,287,803)

Other (income) expense:
Interest (income) expense	86,880	66,815	306,756	158,647	441,185	307,262

Cost of penalty for late registration of shares	556,320	467,200	-	1,221,952	467,200	-
Change in fair value of warrant liability	(638,829)	-	-	532,835	-	-
Change in fair value of conversion option liability	(1,270,054)	-	-	367,581	-	-
(gain) loss from marking to market	(141,080)	70,400	-	6,208	70,400	-
Total other (income) expense	(1,406,763)	604,415	306,756	2,287,223	978,785	307,262

Gain (loss) before income taxes	1,261,757	(723,580)	(2,867,040)	(2,514,645)	(1,232,916)	(3,595,065)

Income tax expense	-	-	-	-	-	-

Net income gain (loss)	$1,261,757	$(723,580)	$(2,867,040)	$(2,514,645)	$1,232,916)	$(3,595,065)

Net gain (loss) per share - basic (post reverse-splits)	$0.01	$(0.01)	$(0.11)	$(0.02)	$(0.02)	$(0.10)

Net gain (loss) per share - diluted (post reverse-splits)	$0.01	$(0.01)	$(0.11)	$(0.02)	$(0.02)	$(0.10)

Weighted average shares outstanding - basic (post reverse-splits)	116,952,912	81,418,601	25,565,714	111,913,251	78,379,330	34,299,894

Weighted average shares outstanding - diluted (post reverse-splits)	157,300,738	81,418,601	25,545,714	114,588,245	78,379,330	34,299,894

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.
 Condensed Consolidated Statements of Cash Flows

	For the Six	For the Six	For the Six
	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,
	2006	2005	2004
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(2,514,645)	$(1,232,916)	$(3,595,065)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	25,372	32,326	28,023
Value of warrants issued	17,394	-	-
Stock issued for services	-	-	2,420,000
Value of options issued to officer	-	9,000	135,673
Stock issued as bonuses to employees and board members	49,901	-	-
Amortization of discount on NP to interest expense	-	385,000	388,000
Cost of penalty for late registration	1,221,952	467,200	-
Change in fair value of warrant liability	543,586	-	-
Change in fair value of option liability	-	-	-
Change in fair value of conversion option liability	367,581	-	-
(gain) loss from marking to market-penalty	6,208	70,400	-
Changes in assets and liabilities:
Accounts receivable, net	108,072	7,199	72,865
Prepaid expenses	(17,152)	(79,900)	-
Accounts payable and accrued expenses	252,142	(15,623)	(66,633)
		-	-
Net cash provided by (used in) operating activities	60,411	(357,314)	(617,137)

Cash flows from investing activities:
Loan to Pasta Italiano	(190,000)	-	-
Acquisition of property and equipment	(25,787)	(2,204)	(129,308)
Net cash used in investing activities	(215,787)	(2,204)	(129,308)

Cash flows from financing activities:
Proceeds from issuance of long-term-debt	160,000	385,000	388,000
Proceeds from (principal payments on) bank credit line	-	(24,520)	197
Principal payments on notes payable	(10,000)	-	-
Proceeds from sale of common stock	-	67,000	320,225
Net cash provided by financing activities	150,000	427,480	708,422

Increase in cash and cash equivalents	(5,376)	67,962	(38,023)

Cash and cash equivalents at beginning of period	10,203	28,011	44,132

Cash and cash equivalents at end of period	$4,827	$95,973	$6,109

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$265	$-	$-

Taxes	$-	$-	$-

Innovative Food Holdings, Inc.
 Condensed Consolidated Statements of Cash Flows
(continued)

	For the Six	For the Six	For the Six
	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,
	2006	2005	2004
	(Restated)	(Restated)	(Restated)
Stock issued for services	$85,901	$45,400	$2,420,000

Notes payable issued for acquisition of computer equipment	$25,787	$-	$-

Common stock issued for conversion of notes payable	$-	$-	$70,676

Common stock issued for conversion of liability	$-	$-	$339,750

Common stock recapitalization during merger	$-	$-	$2,500

Common stock issued in share exchange to acquire subsidiary			$125,000

Value of warrants and options issued as compensation	$-	$-	$-

Value of shares issued as penalty for late registration	$-	$537,600	$-

Revaluation of conversion option liability	$367,581	$-	$-

Revaluation of liability for options and warrants	$543,586	$-	$-

Revaluation of penalty for late registration of shares	$6,208	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED
JUNE 30, 2006, 2005 AND 2004
(Unaudited)
(Restated)

1 BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited consolidated financial statements of Innovative Food Holdings, Inc. (“IVFH”) and subsidiary (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial statement presentation. U.S. accounting principles also contemplate continuation of the Company as a going concern.

Acquisition and Corporate Restructure

We were initially formed in June 1979 as Alpha Solarco Inc., a Colorado corporation. From June 1979 through February 2004, we were either inactive or involved in discontinued business ventures. In February 2003 we changed our name to Fiber Application Systems Technology, Ltd.

On January 26, 2004, through a share exchange, the shareholders of Food Holdings, Inc.,  (“FII”) converted 10,000 shares (post-reverse split) of FII common stock outstanding into 25,000,000 shares (post-reverse split) of IVFH. On January 29, 2004, in a transaction known as a reverse acquisition, the shareholders of IVFH exchanged 25,000,000 shares (post-reverse split) of IVFH for 25,000,000 shares (post-reverse split) of Fiber Application Systems, (formerly known as Alpha Solarco), (“Fiber”) a publicly-traded company.   The shareholders of IVFH thus assumed control of Fiber, and Fiber changed its name to Innovative Food Holdings, Inc.  The 25,000,000 shares (post-reverse split) of Innovative Food Holdings are shown on the Company’s balance sheet at December 31, 2003 as shares outstanding.  These shares are shown at par value of $2,500 as a decrease of additional paid-in capital at the acquisition date of January 29, 2004.   There were 157,037 shares (post-reverse split) outstanding in Fiber at the time of the reverse acquisition; the par value of these shares, or $16, was transferred from additional paid-in capital at the time of the reverse acquisition.

2. NATURE OF ACTIVITED AND SIGNIFICANT ACCOUNTING POLICIES

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

Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in form 10-KSB for the year ended December 31, 2006. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations to be expected for the full year.

Reclassification

Certain reclassifications have been made to conform prior periods' data to the current presentation. These reclassifications had no effect on reported income.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED
JUNE 30, 2006, 2005 AND 2004
(Unaudited)
(Restated)

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net income (loss) of $1,261,757, $(723,580) and $(2,867,040) for the three months ended June 30, 2006, 2005, and 2004, respectively; and $(2,514,645), $(1,232,916) and $(3,595,065) for the six months ended June 30, 2006, 2005 and 2004, respectively;  and $(7,417,910) for the year ended December 31, 2005.  The Company also  had an accumulated deficit of $18,015,305 and a working capital deficiency of $17,797,067 as of June 30, 2006.

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

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue as a going concern. Management intends to raise financing through the sale of its stock or debt instruments in private placements to individual investors. Management may raise funds in the public markets, though there currently are no plans to do so. Management believes that with this financing, the Company will be able to generate additional revenues that will allow the Company to continue as a going concern. The Company expects that this will be accomplished by hiring additional personnel and focusing sales and marketing efforts on the distribution of product through key marketing channels currently being developed by the Company. The Company also intends to pursue the acquisition of certain strategic industry partners where appropriate.

Revenue Recognition

The Company recognizes revenue upon shipment of the product from the vendor.  Shipping and handling costs incurred by the Company are included in cost of goods sold.

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting  Bulletin ("SAB") No. 104,  "Revenue  Recognition,"  which superseded SAB No. 101, "Revenue  Recognition in Financial  Statements." SAB No. 101 requires that four basic criteria must be met before revenue can be recognized:  (1) persuasive  evidence of an arrangement exists; (2) delivery has occurred;   (3)  the  selling   price  is  fixed  and   determinable;   and  (4) collectibility is reasonably assured.  Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.  SAB No. 104 incorporates Emerging Issues Task Force ("EITF") No. 00-21,  "Multiple-Deliverable Revenue Arrangements."  EITF No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The effect of implementing EITF No. 00-21 on the Company's consolidated financial position and results of operations was not significant. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.  EITF No.  00-21 became effective for revenue arrangements entered into in periods beginning after June 15, 2003.  For revenue arrangements occurring on or after August 1, 2003, the Company revised its revenue recognition.

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
FOR THE QUARTER ENDED
JUNE 30, 2006, 2005 AND 2004
(Unaudited)
(Restated)
Disclosures about Fair Value of Financial Instruments

The carrying  amounts of the  Company's  financial  instruments,  which  include accounts  receivable and accounts  payable,  approximate fair value at June 30, 2006.

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

The  company  adopted  SFAS 123 (R) using the  modified  prospective  transition method,  which required the application of the accounting standard as of January 1, 2006. The company's  Consolidated  Financial  Statements as of and for twelve months Ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the company's Consolidated Financial Statements  for the prior periods have not been restated to reflect,  and do not include the impact of SFAS 123 (R). Stock based compensation  expense recognized under SFAS 123 (R) for the three  months  ended June 30,  2006 was $0. Pro forma stock based compensation was $0 for the three months ended June 30, 2006.

Stock-based  compensation  expense  recognized during the period is based on the value of the portion of share-based  payment awards that is ultimately  expected to vest during the period.

A summary of option  activity as of June 30,  2006, 2005, and 2004,  and changes during the period then ended are presented below (post-reverse split) :

Weighted
Average
	Number of	Exercise
	Shares	Price
Options exercisable at December 31, 2003	-	$-

Granted	500,000	0.50
Exercised	-
Cancelled / Expired	-	-

Options outstanding at 12.31.04	500,000	$0.50
Exercisable	-	$-
Not exercisable	500,000	$0.50

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED
JUNE 30, 2006, 2005 AND 2004
(Unaudited)
(Restated)

Weighted
Average
Number of	Exercise
Shares	Price

Options outstanding at 03.31.05	500,000	$0.50
Exercisable	-	$-
Not exercisable	500,000	$0.50

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at 06.30.05	500,000	$0.50
Exercisable	100,000	$0.50
Not exercisable	400,000	$0.50

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at 09.30.05	500,000	$0.50
Exercisable	100,000	$0.50
Not exercisable	400,000	$0.50

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at 12.31.05	500,000	$0.50
Exercisable	100,000	$0.50
Not exercisable	400,000	$0.50

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at 03.31.06	500,000	$0.500
Exercisable	100,000	$0.500
Not exercisable	400,000	$0.500

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at 06.30.06	500,000	$0.500
Exercisable	200,000	$0.500
Not exercisable	300,000	$0.500

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED
JUNE 30, 2006, 2005 AND 2004
(Unaudited)
(Restated)

Aggregate intrinsic value of options outstanding and options exercisable at June 30, 2006, 2005, and 2004 was $0. Aggregate intrinsic value represents the difference between the company's  closing  stock price on the last  trading  day of the fiscal  period, which was $0.04, $0.08, and $0.40 (post-reverse split) as of June 30, 2006, 2005, and 2004, respectively, and the exercise  price  multiplied by the number  of  options  outstanding.  As  of  June 30,  2006, 2005, and 2004,  total  unrecognized stock-based compensation expense related to non-vested stock options was $0. The total fair value of options vested was $0 for the three-month periods ended June 30, 2006, 2005, and 2004.

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

Comprehensive Income

The Company has no items of other comprehensive income  (loss) for the periods ended June 30, 2006, 2005,  and 2004.

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

4. ACCOUNTS RECEIVABLE

At June 30, 2006, 2005,  and 2004 accounts receivable consists of:

	2006	2005	2004
Accounts receivable from customers	$336,165	$383,299	$192,151
Allowance for doubtful accounts	(5,127)	(65,000)	(0)
Accounts receivable, net	$331,038	$318,299	$192,151

5.  LOAN RECEIVABLE

The balance of loan receivable at June 30, 2006 consisted of a loan to Pasta Italiana, Inc. in the amount of $360,000.  This note bears interest in the amount of 8% per annum.  This note matures on August 24, 2006.  At June 30, 2006, this note receivable was in default and interest income was not taken on this loan for the three months ended June 30, 2006.  At June 30, 2006, the Company has reserved $75,000 of the loan receivable and recognized interest income from this loan in the amount of $7,147.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED
JUNE 30, 2006, 2005 AND 2004
(Unaudited)
(Restated)

6. PROPERTY AND EQUIPMENT

A summary of property and equipment at June 30, 2006 and 2005 is as follows:

	2006	2005	2004
Computer equipment	$228,970	$163,614	$218,513
Furniture and fixtures	82,213	52,485	52,485
	311,183	216,099	270,998
Less accumulated depreciation and amortization	(189,629)	(142,400)	(95,488)
Total	$121,554	$73,699	175,510

Depreciation and amortization expense amounted to $25,372, $32,326 , and $28,023, respectively, for the six months ended June 30, 2006,  2005, and 2004.

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2006, 2005, and 2004 are as follows:

	2006	2005	2004
Accounts payable and accrued expenses	$731,474	$525,227	$420,729
Accrued commissions	11,026	3,108	2,750
Total	$742,500	$522,119	$417,979

8. ACCRUED INTEREST

At June  30, 2006, the Company has the following accrued interest on its balance sheet:

	Gross	Discount	Net
Non-related parties	$130,051	$45,684	$84,367
Related parties	86,751	13,300	73,451
Total	$216,802	$58,984	$157,818

At  June  30, 2005,  the Company has the following accrued interest on its balance sheet:

	Gross	Discount	Net
Non-related parties	$24,490	$20,779	$3,711
Related parties	44,607	24,555	20,052
Total	$69,097	$45,334	$23,763

At  June  30, 2004,  the Company has the following accrued interest on its balance sheet:

	Gross	Discount	Net
Non-related parties	$71,393	$2,139	$69,254
Related parties	9,075	6,325	2,750
Total	$80,468	$8,464	$72,004

Accrued interest on some of the Company’s notes payable is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split) (note 9). There is a beneficial conversion feature embedded in this convertible accrued interest.  The Company is amortizing this beneficial conversion feature over the life of the related party notes payable.  During the three months ended June 30, 2006, 2005, and 2004, the amounts of $ $195,267, $67,415, and  $9,422 were credited to additional paid-in capital as a discount on accrued interest.  The Company amortized to interest expense a total of $40,347, $9,411, and $907 of these discounts  during the three months ended June 30, 2006, 2005, and 2004, respectively.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED
JUNE 30, 2006, 2005 AND 2004
(Unaudited)
(Restated)

9. NOTES PAYABLE AND NOTES TO RELATED PARTIES

The Company has a line of credit with Wachovia Bank in the amount of $25,000.  The outstanding balance as of June 30, 2006 and 2005 was $24,251 and $0, respectively.  The Company also has a loan payable for the purchase of a server in the amount of $25,385 and $0, as of June 30, 2006 and 2005, respectively.

At June 30, 2006, 2005, and 2004, the Company has outstanding notes payable in the aggregate amount of $1,314,000, $1,088,000 and $388,000, respectively. Notes payable and notes payable to related parties at June 30, 2006, 2005, and 2004 consist of the following:

2006	2005	2004
Convertible note payable in the original amount of $350,000 to Alpha Capital Aktiengesselschaft (“Alpha Capital”), dated February 25, 2005. This note consists of $100,000 outstanding under a previous note payable which was cancelled on February 25, 2005, and $250,000 of new borrowings. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note is entered technical default status on May 16, 2005.   The note originally carried  interest at the rate of 8% per annum, and is due in full on February 24, 2007.  Upon default, the note’s interest rate increased to 15% per annum, and the note became immediately due. The note is convertible into common stock of the Company at a conversion price of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $250,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company  at a conversion price of $0.005 per share (post-reverse split). Interest in the amount of $2,901, $10,001, and $0 was accrued on this note during the three months ended June 30, 2006,   2005, and 2004 respectively. During the twelve months ended December 31, 2006 the note holder converted $5,000 into shares of common stock. During the twelve months ended December 31, 2006 the holder of the note converted $27,865 of accrued interest into common stock.   This note is in default at June 30, 2006 and 2005.
$345,000	$350,000	$-

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED
JUNE 30, 2006, 2005 AND 2004
(Unaudited)
(Restated)

Convertible note payable in the amount of $160,000 to Michael Ferrone, a board member and related party, dated March 11, 2004. The note bears interest at the rate of 8% per annum, and was originally due in full on March 11, 2006. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible by the holder into common stock of the Company at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $160,000 was recorded as a discount to the note, and was amortized  to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share (post-reverse split)  Interest in the amount of $3,191 was accrued on this note during  each of  the three months ended June 30, 2006,   2005,  and 2004.
$160,000	$160,000	$160,000

 Convertible note payable in the original amount of $100,000 to Joel Gold, a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006. The note is convertible by the holder into common stock of the Company at a conversion price of $0.005 per share (post-reverse split).  A beneficial conversion feature in the amount of $100,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share (post-reverse split)  Interest in the amount of $1,732,  $1,995, and $0 was accrued on this note during the three months ended June 30, 2006, 2005, and 2004, respectively.  During the twelve months ended December 31, 2006, $75,000 of the principal amount was converted into common stock.
$25,000	$100,000	$-

Convertible note payable in the amount of $85,000 to Briolette Investments, Ltd, dated March 11, 2004. The note bears interest at the rate of 8% per annum, and is due in Full on March 11, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature  in the amount of $85,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004 Accrued interest is convertible by the holder into common stock of the Company at a price of $0.005 per share (post-reverse split) Interest in the amount of $819, $1,696, and $1,696 was accrued on this note during the three  months ended March 30, 2006, 2005, and 2004, respectively. During the twelve months ended December 31, 2005, the note holder converted $44,000 of the note payable into common stock.    During the twelve months ended December 31, 2006, the Company made a $3,000 cash payment on the principal amount of the note.
$41,000	$85,000	$85,000

Convertible note payable in the amount of $80,000 to Brown Door, Inc., dated March 11, 2004. The note bears interest at the rate of 8% per annum, and was due in full on March 11, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $80,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share (post-reverse split)   Interest in the amount of $1,596 was accrued on this note during each of the three months ended June 30, 2006, 2005,  and 2004.
$80,000	$80,000	$80,000

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED
JUNE 30, 2006, 2005 AND 2004
(Unaudited)
(Restated)
Convertible note payable in the amount of $50,000 to Whalehaven Capital Fund, Ltd. (“Whalehaven Capital”) dated February 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisites numbers of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note is in technical default as of May 16, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in Full on February 24, 2007. Upon default, the note’s interest rate increased to 15% per annum, and the note became due immediately. The note is convertible into common stock of the Company at a conversion of $0.005 per share (post-reverse split).  A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense during the three months ended March 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $1,792, $1,429, and $0 was accrued on this note during the each of the three months ended June 30, 2006 and 2005, respectively.  During the twelve months ended December 31, 2006, $5,000 of principal was converted into common stock.  During the twelve months ended December 31, 2006 the holder of the note converted $5,000 of principal and $589 of accrued interest into shares of common stock.    This note is in default at June 30, 2006 and 2005.
$45,000	$50,000	$-

 Convertible note payable in the amount of $50,000 to Oppenheimer & Co., / Custodian for Joel Gold IRA, a related party, dated March 14, 2004. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005.  Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $998 was  accrued on this note during each of the three months ended June 30, 2006, 2005, and 2004.
$50,000	$50,000	$50,000

Convertible note payable in the original amount of $30,000 to Huo Hua dated May 9, 2005. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006.  The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share(post-reverse split)  Interest in the amount of $400, $342, and $0 was  accrued on this note during the three months ended June 30, 2006, 2005, and 2004, respectively. During the twelve months ended December 31, 2006, the note holder converted $10,000 of principal into common stock.
$20,000	$30,000	$-

Convertible note payable in the original amount of $5,000 to Ke Du dated May 9, 2005. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006.  The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $5,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. This note was converted to common stock during the year ended December 31, 2005.  Accrued interest is convertible into common stock of the Company at a price of $0.005 per share(post-reverse split)  Interest in the amount of $57 was accrued on this note during the three months ended June  30, 2005.
$-	$5,000	$-

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED
JUNE 30, 2006, 2005 AND 2004
(Unaudited)
(Restated)
Convertible note payable in the amount of $25,000 to Joel Gold a board member and related party, dated January 25, 2005. The note bears interest at the rate of 8% per annum, and is due in full on January 25, 2007.  The note is convertible into common stock of the Company  at a conversion of $0.025 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.025 per share. Interest in the amount of $498, $498,. And $0 was accrued on this note during the three months ended June 30, 2006, 2005,  and 2004, respectively.
$25,000	$25,000	$-

Convertible note payable in the amount of $25,000 to The Jay & Kathleen Morren Trust  dated January 25, 2005. The note bears interest at the rate of 6% per annum, and is due in full on January 25, 2007.  The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split) Interest in the amount of $373, $373, and $0 was accrued on this note during the three months ended June  30, 2006, 2005,  and 2004, respectively.
$25,000	$25,000	$-

Convertible note payable in the amount of $10,000 to Lauren M. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share (post-reverse split). Interest in the amount of $200 was accrued on this note during each of the  three months ended June 30, 2006 and 2005.  This note is in default at June 30,  2006. and 2005.
$10,000	$10,000	$-

Convertible note payable in the amount of $10,000 to Richard D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share (post-reverse split) Interest in the amount of $200 was accrued on this note during each of the  three months ended June 30, 2006 and 2005.  This note is in default at June 30,  2006. and 2005.
$10,000	$10,000	$-

Convertible note payable in the amount of $10,000 to Christian D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of  8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share  (post-reverse split) Interest in the amount of $200 was accrued on this note during each of the  three months ended June 30, 2006 and 2005.  This note is in default at June 30,  2006. and 2005.
$10,000	$10,000	$-

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED
JUNE 30, 2006, 2005 AND 2004
(Unaudited)
(Restated)

Convertible note payable in the amount of $10,000 to Andrew I. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share  (post-reverse split Interest in the amount of $200 was accrued on this note during each of the  three months ended June 30, 2006 and 2005.  This note is in default at June 30,  2006. and 2005.
$10,000	$10,000	$-

Convertible note payable in the amount of $8,000 to Adrian Neilan dated March 11, 2004. The note bears interest at the rate of 8% per annum, and is due in full on October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $8,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004.. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $160 was accrued on this note during the each of the three months ended June 30, 2006,  2005, and 2004.
$8,000	$8,000	$8,000

Convertible note payable in the amount of $5,000 to Matthias Mueller dated March 11, 2004. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $5,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share  (post-reverse split). Interest in the amount of $100 was accrued on this note during the each of the three months ended June 30, 2006,  2005, and 2004.
$5,000	$5,000	$5,000

Convertible note payable in the amount of $120,000 to Alpha Capital dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note is in technical default as of November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $120,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $5,359 was accrued on this note during the three months ended June 30, 2006.   This note is in default at June 30, 2006.
$120,000	$-	$-

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED
JUNE 30, 2006, 2005 AND 2004
(Unaudited)
(Restated)

Convertible note payable in the amount of $30,000 to Whalehaven Capital dated August 25, 2005.  We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default as of November 13, 2006.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $1,122 was accrued on this note during the three months ended June 30, 2006.   This note is in default at June 30, 2006.
$30,000	$-	$-

Convertible note payable in the original amount of $25,000 to Asher Brand, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default as of November 13, 2006.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split) Interest in the amount of $934 was accrued on this note during the three months ended June 30, 2006.   During the three months ended September 30, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock.   This note is in default at June 30, 2006.
$25,000	$-	$-

Convertible note payable in the original amount of $25,000 to Momona Capital, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default at November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $934 was accrued on this note during the three months ended June 30, 2006.   During the twelve months ended December 31, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock. This note is in default at June 30, 2006.
$25,000	$-	$-

Convertible note payable in the amount of $10,000 to Lane Ventures dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default at November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $373 was accrued on this note during the three months ended June 30, 2006.  During the twelve months ended December 31, 2006, the holder of the note converted $4,000 of principal and $1,467 of accrued interest into common stock.  This note is in default at June 30, 2006.
$10,000	$-	$-

Note payable in the amount of $120,000 to Alpha Capital, dated February 7, 2006. The originally carried interest at the rate of 15% per annum, and was originally due in full on February 7, 2007. The Company is not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable.  Interest in the amount of $5,359 was accrued on this note during the three months ended June 30, 2006. This note is in default at June 30, 2006.
$120,000	$-	$-

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED
JUNE 30, 2006, 2005 AND 2004
(Unaudited)
(Restated)

Note payable in the amount of $30,000 to Whalehaven Capital dated February 7, 2006. The note originally  carried interest at the rate of 15% per annum, and was due in full on February 7, 2007. The Company is not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable.  Interest in the amount of $1,340 was accrued on this note during the three months ended  June 30, 2006.   This note is in default at June 30, 2006.

	$30,000	$-	$-
Note payable in the amount of $75,000 to Michael Ferrone , dated August 2, 2004. The note bears interest at the rate of 8% per annum, and was due in full on February 2, 2005. Interest in the amount of $1,496 was accrued on this note during each of the three months ended June 30, 2006 and 2005. This note is in default at June 30, 2006 and 2005.	$75,000	$75,000	$-

Note payable in the amount of $10,000 to Alpha Capital, dated May 19, 2006. The note bears interest at the rate of 15% per annum, and was due in full on November 19, 2006. Interest in the amount of $172 was accrued on this note during the three months ended June 30, 2006.	$10,000	$-	$-

Note payable in the original amount of $25,787 to Microsoft Corporation dated May 3, 2006. The note bears interest at the rate of 9.7% per annum, and is payable in 60 monthly payments of $557 beginning October 1, 2006.	$25,787	$-	$-

Total	$1,339,787	$1,088,000	$388,000
Less: Current maturities	(1,314,000)	(710,000)	(-)
Long-term portion	$25,787	$378,000	$388,000

Total Non-related parties	$964,787	$638,000	$178,000
Total related parties	375,000	450,000	210,000
Total	$1,339,787	$1,088,000	$388,000

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED
JUNE 30, 2006, 2005 AND 2004
(Unaudited)
(Restated)

Accounting for Conversion Options Embedded in Convertible Notes and Convertible Interest

The Company has certain convertible notes payable which contain embedded beneficial conversion features.  Through August 2005, the beneficial conversion features of these convertible notes were accounted for by the equity method, whereby the intrinsic value of the beneficial conversion features were considered discounts to the notes. These discounts were immediately amortized to interest expense. During September 2005, the number of shares of the Company’s common stock issued and issuable exceeded the number of shares of common stock the Company had authorized, and this triggered a change in the manner in which the Company accounts for these  beneficial conversion features.  In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), the debt features provision contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes.  Accordingly, the features qualified as embedded derivative instruments at September 30, 2005 and because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounting for separately from the debt instrument and recorded as derivative financial instruments.  In September 2005, the Company valued the  beneficial conversion features of its notes payable using the Black-Scholes valuation method, and arrived at an aggregate value of  $12,528,662.  Pursuant to Emerging Issues Task Force Issue  00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s  Own Stock” (“EITF 00-19”) “If a contract is reclassified from permanent  or temporary equity to an asset or a liability, the change in fair value of the contract during the period the contract was classified as equity should be accounted for as an adjustment to stockholders’ equity.”  Accordingly, during the year ended December 31, 2005, the Company charged the amount of $12,445,576 to stockholders’ equity.  $5,665,290 of this amount was charged to additional paid-in capital, which brought the balance of additional paid-in capital to $0. The remainder, or $6,780,286, was charged to accumulated deficit.  During subsequent periods,  the conversion option liability will be revalued, and any change in value charged to operations.  At June 30, 2006, the conversion option liability was valued at $6,577,232.  The revaluation resulted in a gain during the  three months ended June  30, 2006  of $1,270,054.

The Company valued these embedded conversion options using the Black-Scholes option pricing model with the following assumptions:

	Risk Free	Expected	Expected
	Interest	Dividend	Option
	Rate	Yield	Life	Volatility
June 30, 2006	4.75%	0	5	141.4%

10.  RELATED PARTY TRANSACTIONS

The Company engaged in the following transactions with related parties:

Three months ended June 30, 2006:

The Company issued 350,000 shares (post reverse-split) of common stock with a fair value of $17,500 to Sam Klepfish, it’s CEO and a board member, as a bonus for services performed.

Three months ended June 30, 2005:

The Company issued 2,500,000 shares (post reverse-split) of common stock with a fair value of $32,500 to Michael Ferrone, a board member, in exchange for services performed.

Three months ended June  30, 2004:

The Company issued 1,000,000 shares (post reverse-split) of common stock to Michael Ferrone, a board member, in exchange for current liabilities with a fair value of $261,346.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED
JUNE 30, 2006, 2005 AND 2004
(Unaudited)
(Restated)

11. EQUITY

On March 27, 2003 a 1-for-1,000  reverse stock split of the Company’s common stock was effected.  On March 8, 2004, a 1-for-200 reverse stock split of the Company’s common stock was effected.

Common Stock

The Company had the following common stock transactions during the three months ended June 30, 2006:

The Company issued 10,000,000 (post reverse-split) shares of common stock for a proposed acquisition. The acquisition was not consummated, and these shares will be canceled. The par value of these shares of $1,000 was charged to additional paid-in capital during the three months ended June 30, 2006.

The Company issued 900,000 shares (post reverse-split) of common stock with a fair value of $32,400 to employees as a bonus.

The Company issued 1,094,465 shares (post reverse-split) of common stock pursuant to conversion of notes payable and accrued interest in the amount of $5,473.

The Company issued 350,000 shares (post reverse-split) of common stock with a fair value of $17,500 to an officer as bonus.

The Company had the following common stock transactions during the three months ended June 30, 2005:

The Company issued 300,000 shares (post reverse-split) of common stock with a fair value of $3,900 to consultants for services performed.

The Company issued 2,500,000 shares (post reverse-split) of common stock with a fair value of $32,500 to a board member for services performed.

The Company had the following common stock transactions during the three months ended June 30, 2004:

The Company issued 1,300,000 shares (post reverse-split) of common stock for conversion of liabilities in the amount of $339,750.

The company issued 700,000 shares (post reverse-split) of common stock in exchange for services performed in the amount of $70,000.

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

There were no warrants outstanding at June 30, 2004.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED
JUNE 30, 2006, 2005 AND 2004
(Unaudited)
(Restated)

The following table summarizes the warrants outstanding at June 30, 2005 (post reverse-split):

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	shares	contractual	outstanding	shares	exercisable
prices	outstanding	life (years)	warrants	exercisable	options
$ 0.005	132,000,000	4.66	$ 0.005	132,000,000	$ 0.005

The following table summarizes the warrants outstanding at June 30, 2006 (post reverse-split):

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	shares	contractual	outstanding	shares	exercisable
prices	outstanding	life (years)	warrants	exercisable	options
$.0050	136,200,000	3.67	$.0050	136,200,000	$0.0050
$.1100	10,500,000	4.15	$.1100	10,500,000	$0.1100
$.1150	42,000,000	4.15	$.1150	42,000,000	$0.1150
	188,700,000	3.80	$.0353	188,700,000	$0.0353

Transaction involving warrants are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price

Warrants exercisable at December 31, 2003	-	$-

Granted	-	-
Exercised	-
Cancelled / Expired	-	-

Warrants exercisable at March 31, 2004	-	$-

Granted	-	-
Exercised	-
Cancelled / Expired	-	-

Warrants exercisable at June 30, 2004	-	$-

Granted	-	-
Exercised	-
Cancelled / Expired	-	-

Warrants exercisable at Sept 30, 2004	-	$-

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED
JUNE 30, 2006, 2005 AND 2004
(Unaudited)
(Restated)

Weighted
Average
Number of	Exercise
Shares	Price

Granted	-	-
Exercised	-
Cancelled / Expired	-	-

Warrants exercisable at December 31, 2004	-	$-

Granted	132,000,000	0.005
Exercised	-
Cancelled / Expired	-	-

Warrants exercisable at March 31, 2005	132,000,000	$0.005

Granted		-
Exercised	-
Cancelled / Expired	-	-

Warrants exercisable at June 30, 2005	132,000,000	$0.005

Granted	56,700,000	0.079
Exercised	-
Cancelled / Expired	-	-

Warrants exercisable at Sept 30, 2005	188,700,000	$0.027

Granted		-
Exercised	-
Cancelled / Expired	-	-

Warrants exercisable at Dec 31, 2005	188,700,000	$0.027

Granted		-
Exercised	-
Cancelled / Expired	-	-

Warrants exercisable at March 31, 2006	188,700,000	$0.027

Granted	300,000	0.005
Exercised	-
Cancelled / Expired	-	-

Warrants exercisable at June 30, 2006	189,000,000	$0.027

Options

In May 2004, the Company issued options to purchase 500,000 shares (post-reverse split)of common stock to an employee.  The options vest 100,000 annually over the next five years.  The Company expensed the value of the shares issued of $135,673 to operations during the twelve months ended December 31, 2004.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED
JUNE 30, 2006, 2005 AND 2004
(Unaudited)
(Restated)

The following table summarizes the options  outstanding at June 30, 2006:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	Options	contractual	outstanding	Options	exercisable
prices	outstanding	life (years)	options	exercisable	options
$0.50	500,000	2.88	$0.50	100,000	$0.500

	500,000	2.88		100,000	$0. 500

The following table summarizes the options  outstanding at June 30, 2005:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	Options	contractual	outstanding	Options	exercisable
prices	outstanding	life (years)	options	exercisable	options
$0.50	500,000	3.88	$0.50	-	$-

	500,000	3.88		-	-

The following table summarizes the options  outstanding at June 30, 2004:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	Options	contractual	outstanding	Options	exercisable
prices	outstanding	life (years)	options	exercisable	options
$0.50	500,000	4.88	$0.50	-	$-

	500,000	3.88		-	-

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED
JUNE 30, 2006, 2005 AND 2004
(Unaudited)
(Restated)

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Options exercisable at December 31, 2003	-	-

Granted	500,000	$0.50
Exercised	-
Cancelled / Expired	-	-

Options outstanding at 12.31.04	500,000	$0.50
Exercisable	-	$-
Not exercisable	500,000	$0.50

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at 03.31.05	500,000	$0.50
Exercisable	-	$-
Not exercisable	500,000	$0.50

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at 06.30.05	500,000	$0.50
Exercisable	100,000	$0.50
Not exercisable	400,000	$0.50

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at 09.30.05	500,000	$0.50
Exercisable	100,000	$0.50
Not exercisable	400,000	$0.50

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED
JUNE 30, 2006, 2005 AND 2004
(Unaudited)
(Restated)
(continued)

Weighted
Average
Number of	Exercise
Shares	Price

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at 12.31.05	500,000	$0.50
Exercisable	100,000	$0.50
Not exercisable	400,000	$0.50

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at 03.31.06	500,000	$0.500
Exercisable	100,000	$0.500
Not exercisable	400,000	$0.500

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at 06.30.06	500,000	$0.500
Exercisable	200,000	$0.500
Not exercisable	300,000	$0.500

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

The accounting guidance shows that the warrants and options which are a derivative liability should be revalued  each reporting period. The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants and options, as well as in the volatility of the stock price during the term used for observation and the term remaining for warrants and options.  During the three months ended June 30, 2006, the Company recognized a loss  of $638,829  for the increase in the fair value of the warrant liability and recorded this loss in operations during the three months ended June 30, 2006.  The fair value of these instruments was estimated at June  30, 2006, using the Black-Scholes option pricing model with the following assumptions: risk free interest rate: 4.75%; expected dividend yield: 0%; expected option life: 5 years; and volatility: 152.50%.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED
JUNE 30, 2006, 2005 AND 2004
(Unaudited)
(Restated)
Insufficient Authorized but Unissued Shares of Common Stock

The Company has a potential obligation to issue 625,310,118 and 423,147,877 shares (post-reverse split) of common stock upon the conversion of convertible notes and accrued interest, warrants and penalty shares issuable at June 30, 2006 and 2005, respectively. .  The Company  had 135,686,502, and 81,542,037 shares (post-reverse split) of common stock outstanding at June 30, 2006, and 2005, respectively , and  500,000,000 shares (post-reverse split) of common stock authorized at June 30, 2006 and 2005.   The Company has exceeded its shares authorized by 125,310,118  and 0 shares (post-reverse split) at June 30, 2006 and 2005, respectively.

12.  PENALTY FOR LATE REGISTRATION OF SHARES

At June 30, 2006, the Company had a liability in the amount of $2,154,880 for the issuance of 29,280,000 shares (post-reverse split) of the Company’s common stock pursuant to a penalty calculation with regard to the late registration of shares underlying convertible  notes payable.  The Company charged to operations the amount of $556,320 during the three months ended June 30, 2006 representing the fair value of these shares.  During the three months ended June 30, 2006, the Company also marked to market the value of these shares.  This resulted in a gain  $141,080)

13. AMENDMENTS TO FINANCIAL STATEMENTS

By letter dated January 19, 2006, the Company received comments to, amount other things, its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.  As such, the Company has amended its June 30, 2004, 2005, and 2006 financial statements included in this Form 10-QSB in order to address said comments.  Listed below are the areas in which major changes to the previously reported financials occurred, in some instances the numbers have been modified, but the change doe not have a material effect.

Below listed in tabular format are the major areas of  change for the three months ended June 30, 2006:

	Previously Reported	Adjustment	Restated Amount
Balance Sheet:

Cash	$4,827	$-	$4,827
Accounts Receivable	359,159	(28,121)	331,038
Loans receivable	419,302	(134,302)	285,000
Interest receivable	-	7,147	7,147
Inventory	5,201	(5,201)	-
Prepaid expenses	18,658	(18,658)	-
Other current assets	-	18,658	18,658

Total Current Assets	807,147	(160,477)	646,670

Property and equipment, net	84,403	37,151	121,554

Total assets	891,550	(123,326)	768,224

Warrant liability	$-	$6,577,232	$6,577,232
Conversion option liability	-	7,470,856	7,470,856
Accounts payable and accrued liabilities (note11)	-	742,500	742,500
Accrued interest, net of discount	-	84,367	84,367
Accrued interest - related party, net of discount	-	73,451	73,451
Notes payable - related party, current portion (note 5)	-	375,000	375,000
Penalty for late registration of shares	-	2,154,880	2,154,880
Notes payable - current portion	184,105	757,095	941,200
Accounts payable	621,767	(621,767)	-
Accrued taxes and expenses	68,904	(68,904)	-
Accrued interest payable	147,805	(147,805)	-
Loan payable bank	24,247	4	24,251

Total current liabilities	1,046,828	17,396,909	18,443,737

Notes payable	710,190	(686,603)	23,587

Common stock	11,169	2,400	13,569
Additional paid-in capital	2,273,151	(1,970,515)	302,636
Paid-in capital warrants	294,101	(294,101)	-
Accumulated deficit	(3,443,889)	(14,571,416)	(18,015,305)

Total equity	(865,468)	(16,833,632)	(17,699,100)

Total liabilities and owners equity	$891,550	$(123,326)	$768,224

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED
JUNE 30, 2006, 2005 AND 2004
(Unaudited)
(Restated)

Previously Reported	Adjustment	Restated Amount

Statement of Operations:

Revenue - sales	$1,825,309	$14,961	$1,840,270
Other Income	43,580	(43,580)	-

Total revenue	1,868,889	(28,619)	1,840,270

Cost of good sold	1,394,282	4,040	1,398,322
Selling, general, and administrative expenses	-	-	586,954
Selling expenses	249,194	(249,194)	-
General and administrative expenses	246,156	(246,156)	-

Total expenses	1,889,632	95,644	1,985,276

Loss before other expenses and income tax expense	(20,743)	(124,263)	(145,006)

Cost of penalty for late registration	-	556,320	556,320
Change in fair value of warrant liability	-	(638,829)	(638,829)
Change in fair value of option liability	-	(1,270,054)	(1,270,054)
(gain) loss from mark to market - penalty	-	(141,080)	(141,080)
Interest expense	24,593	62,287	86,880
Amortization of discount on debentures	(33,634)	33,634	-

Net Loss	$(78,970)	$1,340,727	$1,261,757

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED
JUNE 30, 2006, 2005 AND 2004
(Unaudited)
(Restated)

Below listed in tabular format are the major areas of  change for the three months ended June 30, 2005:

Previously Reported	Adjustment	Restated Amount

Balance Sheet:

Cash	$119,833	(23,860)	$95,973
Accounts Receivable	318,299	-	318,299
Inventory	-	-	-
Prepaid expenses	84,564	(84,564)	-
Other current assets	-	-	79,900

Total Current Assets	522,696	(28,524)	494,172

Property and equipment, net	63,270	10,429	73,699

Total assets	585,966	(18,095)	567,871

Accounts payable and accrued expenses	$-	$522,119	$522,119
Accrued interest, net of discount	-	3,711	3,711
Accrued interest - related party, net of discount	-	20,052	20,052
Accounts payable	521,754	(521,754)	-
Accrued taxes and expenses	68,248	(68,248)	-
Notes and loans payable	-	-	-
Notes payable - current portion	865,000	(430,000)	435,000
Notes payable - related party, current portion	-	275,000	275,000
Penalty for late registration of shares	-	537,600	537,600

Total current liabilities	1,455,002	338,480	1,793,482

Notes payable	215,000	(12,000)	203,000
Notes payable - related party		175,000	175,000

Loans payable stockholders	7,448	(7,448)	-

Common stock	8,154	-	8,154
Common stock subscribed	-	67,000	67,000
Additional paid-in capital	1,838,048	3,479,851	5,317,899
Accumulated deficit	(2,937,687)	(4,058,977)	(6,996,664)

Total equity	(1,094,484)	(509,127)	(1,603,611)

Total liabilities and owners equity	$585,966	$(18,095)	$567,871

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED
JUNE 30, 2006, 2005 AND 2004
(Unaudited)
(Restated)

Previously Reported	Adjustment	Restated Amount

Statement of Operations:

Revenue - sales	$1,281,850	$43,636	$1,325,486
Other Income	43,964	(43,964)	-

Total revenue	1,325,814	(328)	1,325,486

Cost of good sold	1,034,733	-	1,034,733
Selling, general, and administrative expenses	-	409,918	409,918
Selling expenses	202,675	(202,675)	-
General and administrative expenses	210,467	(210,467)	-

Total expenses	1,447,875	(3,224)	1,444,651

Loss before other expenses and income tax expense	(122,061)	2,896	(119,165)

Interest expense	19,748	47,067	66,815
Cost of penalty for late registration	-	467,200	467,200
(gain) loss from mark to market - penalty	-	70,400	70,400

Net Loss	$(141,809)	$(581,771)	$(723,580)

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED
JUNE 30, 2006, 2005 AND 2004
(Unaudited)
(Restated)

Below listed in tabular format are the major areas of  change for the three months ended June 30, 2004:

(Note: The balance sheet at June 30, 2004 was not previously reported. The  statement of operations was previously reported on our Form 10-QSB for the three months ended June  30, 2005):

	Previously Reported	Adjustment	Restated Amount
Total liabilities and owners equity	$891,550	$(123,326)	$768,224
Statement of Operations:

Revenue - sales	$1,076,001	45,549	$1,121,550
Other Income	45,549	926,250	971,799

Total revenue	1,121,550	(971,799)	149,751

Cost of good sold	971,799	-	971,799
Sales, general, and administrative expenses		2,710,035	2,710,035
Selling expenses	292,786	(292,786)
General and administrative expenses	287,249	(287,249)

Total expenses	1,551,834	2,130,000	3,681,834

Loss before other expenses and income tax expense	(430,284)	(2,130,000)	(2,560,284)

Interest expense	16,756	290,000	306,756

Net Loss	$(447,040)	(2,420,000)	$(2,867,040)

The following changes were made to the footnote disclosures of our financial statements:

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
FOR THE QUARTER ENDED
JUNE 30, 2006, 2005 AND 2004
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

•
Disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police and military activities overseas and other disruptive worldwide political and economic events and natural disasters.

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

Critical Accounting Policy and Estimates

Our Management’s Discussion and Analysis section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to revenue   recognition, accrued   expenses, financing   operations, and contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily  apparent  from other  sources.  Actual results may differ from these Estimates under different assumptions or conditions.  There are no significant accounting estimates inherent in the preparation of our financial statements.

Background

The following discussion should be read in conjunction with the financial statements of the company and related notes included elsewhere in this Report and in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Business Overview

RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the quarters ended June 30, 2006 and 2005. This discussion may contain forward looking-statements that involve risks and uncertainties. Our actual results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report and in our other public filings.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenue

Revenue increased by $514,784, or 39%, to $1,840,270 for the three months ended June 30, 2006 from $1,325,486 in the prior year. The substantial portion of the increase was attributable to increases in sales of specialty products, meats and game, the addition of cheeses to our product offerings, and an increase in the number of divisions of USF that offered our products to their customers.

Cost of Revenue

Cost of revenue was $1,398,322 for the three months ended June 30, 2006, an  increase of $363,589 or approximately 35% compared to cost of revenue of $1,034,733 for the three months ended June 30, 2005.  The increase in the cost of revenue was due primarily to increased sales volume during the current quarter.  Gross profit margin for the three months ended June 30, 2006 was approximately 22%, similar to the gross profit margin  for the three months ended June 30, 2005

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $177,036, or approximately 43%, to  $586,954 during the three months ended June 30, 2006   from  $ 409,918 for the three months  ended June 30, 2005. The increase was attributable to professional and legal fees.  The primary components of selling, general, and administrative expenses for the three months ended June 30, 2006 were payroll and related costs of $263,155; consulting and professional fees of $111,021; commissions of $33,707;  facilities costs of $24,802; insurance of $15,434; amortization and depreciation of $14,042; investor relations of $8,339; and shipping and postage of $5,779.

Penalty for Late Registration of Shares

During the three months ended June 30, 2006, the Company accrued the issuance of 14,640,000 shares (post-reverse split)of  common stock  pursuant to a penalty calculation with regard to the late registration of shares underlying convertible notes payable.  The Company charged to operations $556,320, during the three months ended June 30, 2006, representing the fair value of these shares.  During the three months ended June 30, 2006, the Company also marked to market the value of the 58,240,000 total shares (post-reverse split) issuable under this penalty. This resulted in a gain to operations of $141,080.

Interest expense, net

Interest expense, net of interest income, increased by approximately $20,065, or approximately 30%, from  $66,815 to $86,880 for the three months ended June 30, 2005 and 2006, respectively.  This increase was attributable to an increase in notes payable, and to the amortization of the beneficial conversion features associated with convertible notes payable during the three months ended June 30, 2006.

Change in Fair value of Warrant Liability

At  June 30, 2006, the Company had an accrued a liability of $6,577,232 for the warrants issued with the convertible notes.  The Company credited to operations the amount of $638,829 during the three months ended June 30, 2006, representing the change in fair value of these warrants.

Change in Fair value of the Conversion Option Liability

At June 30, 2006, the Company had an accrued a liability of $7,470,856, for the beneficial conversion feature of convertible notes payable.  The Company credited to operations the amount of $1,270,054 during the three months  ended June 30, 2006, representing the change in fair value of these options

Net Income

For the reasons stated above, net income for the three months ended June 30, 2006 of  $1,261,757 an increase in profit of $1,985,337 or approximately 274% compared to a net loss of $723,580 during the three months ended June 30, 2005. We note that these “profits” are the result of the application of various accounting rules as they apply to the Company and that these “Profits” have no impact on out cash flows. During the three month period ended June 30, 2006 and 2005 our operating loss was $145,006 and $119,165, respectively.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenue

Revenue increased by $203,936, or 18%, to $1,325,486 for the three months ended June 30, 2005 from $1,121,550 for the three months ended June 30, 2004. The substantial portion of the increase was attributable to increases in sales of specialty products, meats and game, the addition of cheeses to our product offerings, and an increase in the number of divisions of USF that offered our products to their customers.

Cost of Revenue

Cost of revenue was $1,034,733 for the three months ended June 30, 2005, an increase of $62,934 or approximately 7% compared to cost of revenue of  $971,799 for the three months ended June 30, 2004.  This increase in the cost of revenue was due primarily to the increased sales volume of the current quarter mitigated.  Gross profit margin for the three months ended June 30, 2005 was approximately 22%, compared to gross profit margin of approximately 13% for the three months ended June 30, 2004.  This increased gross margins for the current quarter was due primarily improved buying efficiencies and better Fedex rates.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $2,300,117 or 85%, from $2,710,035 to  $409,918 for the three months ended June 30, 2004 and 2005, respectively. The decrease was attributable to a one time adjustment of $2,418,130 to non-cash compensation for common stock issued to consultants for work done.  The primary components of selling, general, and administrative expenses for the three months ended June 30, 2005 were payroll and related costs of $154,266; consulting and professional fees of $104,022; facilities costs of $27,653; commissions of $18,977; amortization and depreciation of $16,196; insurance of $13,553; investor relations of $14,740; and shipping and postage of $11,554.

.

Penalty for Late Registration of Shares

During the three months ended June 30, 2005, the Company incurred a penalty for the late registration of shares underlying certain convertible debt agreements. This penalty is payable in cash or in additional shares of stock. At June 30, 2005, the Company had  incurred a penalty in the amount of 6,400,000 shares (post-reverse split)of common stock.  The Company accrued the fair value of the stock payment of this penalty in the amount of $467,200.  There was no such penalty during the three months ended June 30, 2004.

Loss From Marking to Market - Penalty Shares

At June 30, 2005, the Company revalued the 6,400,000 shares (post-reverse split) issuable pursuant to the late registration penalty, and recorded an additional charge to operations in the amount of $70,400.

Interest Expense, net

Interest expense, net of interest income, decreased by approximately $307,262, or 78%, from  $306,756 during the three months ended June 30, 2004 to $66,815 for the three months ended June 30, 2005.  This decrease was attributable to a decrease in the amortization of the  beneficial ownership features of convertible notes payable.

Net Loss

For the reasons stated above, net loss for the three months ended June 30, 2005 was $723,580, a decrease of $ 2,143,460 or approximately 75% compared to a net loss of $2,867,040 during the three months ended June 30, 2004. Our operating loss for the three months ended  June 30, 2005 and 2004 was $2,562,284, and $1119,165, respectively.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenue

Revenue increased by $983,706, or approximately 39%, to $3,479,445 for the six months ended June 30, 2006 from $2,495,739 in the prior year. The substantial portion of the increase was attributable to increases in sales of meats and game, the addition of cheeses to our product offerings, and an increase in the number of divisions of USF that offered our products to their customers.

Cost of Revenue

Cost of revenue was $2,670,228 for the six months ended June 30, 2006, an  increase of $708,773 or approximately 36% compared to cost of revenue of $1,961,455 for the six months ended June 30, 2005.  The increase in the cost of revenue was due primarily to increased sales volume during the current quarter.  Gross profit margin for the six months ended June 30, 2006 was approximately 22%, compared to gross profit margin of approximately 21% for the six months ended June 30, 2005.  The increased gross margins for the current quarter were due primarily to better profit margins on specialty products and better Fedex rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $248,224, or approximately 32%, to  $1,036,639 during the six months ended June 30, 2006   from  $ 788,415 for the six months  ended June 30, 2005. The increase was attributable to increase professional and legal fees, increased travel and increase in sales payroll. The primary components of selling, general, and administrative expenses for the six months ended June 30, 2006 were payroll and related costs of $475,524; consulting and professional fees of $223,689; facilities costs of $55,679; commissions of $51,457; insurance of $33,970; amortization and depreciation of $25,373;  investor relations of $12,456; information technology support of $12,089; and shipping and postage of $10,694.

Penalty for Late Registration of Shares

During the six months ended June 30, 2006, the Company accrued the issuance of 29,280,000 shares (post-reverse split) of  common stock pursuant to a penalty calculation with regard to the late registration of shares underlying convertible notes payable.  The Company charged to operations $1,221,952, during the six months ended June 30, 2006, representing the fair value of these shares.  During the six months ended June 30, 2006, the Company also marked to market the value of the  58,240,000 (post-reverse split)shares issuable under this penalty.  This resulted in a gain of $6,208.

Interest expense, net

Interest expense, net of interest income, decreased by approximately $282,538, or 64%, from  $441,185 to $158,647 for the six months ended June 30, 2005 and 2006, respectively.  This increase was attributable to an increase in notes payable, and to the increased amortization of the beneficial conversion features associated with convertible notes payable during the six months ended June 30, 2006.

Change in Fair value of Warrant Liability

During the six months ended June 30, 2006, the Company had an accrued a liability of $6,577,232, for the warrants issued with the convertible notes.  The Company charged to operations $532,835 during the six months ended June 30, 2006, representing the fair value of these warrants.

Change in Fair value of the Conversion Option Liability

During the six months ended June 30, 2006, the Company had an accrued a liability of $7,470,856, for the beneficial conversion feature of convertible notes payable.  The Company charged to operations $367,581 during the six months  ended June 30, 2006, representing the change in the fair value of these options

Net Loss

For the reasons stated above, net loss for the six months ended June 30, 2006 was $2,514,645, an increase of $1,281,729 or approximately 104% compared to a net loss of $1,232,916 during the six months ended June 30, 2005. Our operating loss for the six months ended June 30, 2006 and 2005 was $227,422 and $254,131, respectively.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenue

Revenue increased by $429,769, or approximately 21%, to $2,495,739 for the six months ended June 30, 2005 from $2,065,970 for the six months ended June 30, 2004. The substantial portion of the increase was attributable to increases in sales of meats and game, the addition of cheeses to our product offerings, and an increase in the number of divisions of USF that offered our products to their customers.

Cost of Revenue

Cost of revenue was $1,961,455 for the six months ended June 30, 2005, an increase of $137,194 or approximately 8% compared to cost of revenue of $1,824,261 for the six months ended June 30, 2004. The increase in the cost of revenue was due primarily to increased sales volume during the current quarter. Gross profit margin for the six months ended June 30, 2005 was approximately 21%, compared to gross profit margin of approximately 12% for the six months ended June 30, 2004.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses decreased by  $2,741,097, or approximately 78%, from  $3,529,512 during the six months ended June 30, 2004 to $788,415 for the six months ended June 30, 2005. The decrease was attributable to a one time adjustment of $2,418,130 to non-cash compensation for common stock issued to consultants for work done. The primary components of selling, general, and administrative expenses for the six months ended June 30, 2005 were payroll and related costs of $379,291; consulting and professional fees of $125,301; facilities costs of $44,958; food show expenses of $41,365; commissions of $38,146; amortization and depreciation of $32,327; shipping and postage of $29,548;  insurance of $25,080;  investor relations of $18,852; and information technology support of $8,053.

Penalty for Late Registration of Shares

During the six months ended June 30, 2005, the Company incurred a penalty for the late registration of shares underlying certain convertible debt agreements. This penalty is payable in cash or in additional shares of stock. At June 30, 2005, the Company had  incurred a penalty in the amount of 6,400,000 shares (post-reverse split) of common stock.  The Company accrued the fair value of the stock payment of this penalty in the amount of $467,200.  There was no such penalty during the six months ended June 30, 2004.

Loss From Marking to Market - Penalty Shares

At June 30, 2005, the Company adjusted the value of the 6,400,000 penalty shares (post-reverse split) issuable to market value, and charged to operations the amount of $70,400.  There was no such charge during the six months ended June 30, 2004.

Interest Expense, net

Interest expense, net of interest income, increased by approximately $133,923, or 44%, from $307,262 during the six months ended June 30, 2004 to $441,185 for the six months ended June 30, 2005.  This increase was attributable to an  increase in notes payable, and to the amortization of the beneficial conversion features associated with convertible notes payable during the six months ended June 30, 2005.

Net Loss

For the reasons stated above, net loss for the six months ended June 30, 2005 was $1,232,916 a decrease of $2,362,149 or approximately 75% compared to a net loss of $3,595,065 during the six  months ended June 30, 2004. Our operating loss for the six months ended June 30, 2005 and 2004 was $254,131 and $3,287,803, respectively.

Liquidity and Capital Resources

As of June  30, 2006, the Company had cash on hand of $4,827,  a decrease of $91,146 from December 31, 2005. During the six months ended June 30, 2006, cash provided by operating activities were $60,411, consisting primarily of the loss of $2,514,645 offset by depreciation and amortization of $25,372, value of warrants issued of $17,394; Stock issued as bonus of $49,901; cost of penalty due to late registration of shares of $1,221,952, change in fair value of warrant liability of $543,586, change in fair value of conversion option liability of $367,581;  loss from  marking to market shares issuable due to penalty on late registration of shares  of $6,208, and changes in the components of working capital in the net amount of $343,062. Cash used in investing activities was $215,787 consisting a loan to Pasta Italiano of $190,000 and the purchase of property and equipment of $25,787.  Cash provided by financing activities was $150,000, consisting of $160,000 of proceeds from the issuance of notes payable offset by $10,000 in principal payments on notes payable.

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

We expect that any sale of additional equity securities or convertible debt will result in additional dilution to our stockholders.  The Company can give no assurance that it will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financing, or that if available, the company will be able to obtain such funds on favorable terms and conditions. If the company cannot secure additional funds it may have to reduce its operations to be able to continue as a going concern.   The Company   currently has no definitive arrangements with respect to additional financing.

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

The independent auditors report on our December 31, 2005 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

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

(a) Evaluation of disclosure controls and procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report, have concluded that as of that date, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by us in the reports we file or submit with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. This conclusion notwithstanding you are advised that no system is 100% foolproof.

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

 PART II. - OTHER INFORMATION

 Item 1. Legal Proceedings

NONE

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had the following stock transactions during the three months ended June 30, 2006:

On May 10, 2006, the Company issued 900,000 shares (post reverse-split) of common stock with a fair value of $32,400 to employees as a bonus.

On May 23, 2006, the Company issued 1,094,465 shares (post reverse-split) of common stock pursuant to conversion of notes payable and accrued interest in the amount of $5,473.

On May 22, 2006, the Company issued 350,000 shares (post reverse-split) of common stock with a fair value of $17,500 to an officer as bonus.

The Company had the following common stock transactions during the three months ended June 30, 2005:

On February 25, 2005, the Company issued 300,000 shares (post reverse-split) of common stock with a fair value of $3,900 to consultants for services performed.

On February 25, 2005, the Company issued 2,500,000 shares (post reverse-split) of common stock with a fair value of $32,500 to a board member for services performed.

The Company had the following common stock transactions during the three months ended June 30, 2004:

On August 4, 2004, the Company issued 1,300,000 shares (post reverse-split) of common stock for conversion of liabilities in the amount of $339,750.

On May 26, 2004, the company issued 700,000 shares (post reverse-split) of common stock in exchange for services performed in the amount of $70,000.

Each of  the above listed issuances were exempt from the registration pursuant to the Section 4(2) of the Securities Act of 1933.

 Item 3. Defaults Upon Senior Securities

At June 30, 2006, 2005, and 2004, we were in default of the terms of notes  payable in the amount of $645,000, $475,000, and $0, respectively.  These defaults resulted from our failure to meet certain of our obligations under the loan documents relating to these notes. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.

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