Form 10QSB
period 2006-09-30
INNOVATIVE FOOD HOLDINGS INC
filed 2008-04-18
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended September 30, 2006

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

YES ☐    NO ☒

INNOVATIVE FOOD HOLDINGS, INC.

 PART I - FINANCIAL INFORMATION

Innovative Food Holdings, Inc.
Condensed Consolidated Balance Sheet
(unaudited)

	September 30,	September 30,	September 30,
	2006	2005	2004
ASSETS
Current assets

Cash and cash equivalents	$12,695	$17,663	$24,423
Accounts receivable, net of allowance	249,015	302,476	148,140
Interest receivable	7,147	1,184	-
Loan receivable, net of allowance	285,000	75,000	-
Prepaid expenses	-	45,278	-
Other current assets	31,351	-	-

Total current assets	585,208	441,601	172,563

Property and equipment, net of accumulated depreciation	107,091	71,489	163,510

Total assets	$692,299	$513,090	$336,073

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable and accrued liabilities	$708,840	$443,222	$594,798
Amount due under bank credit line	24,255	15,154	24,400
Accrued interest, net of discount	137,503	15,260	28,195
Accrued interest - related parties, net of discount	94,975	29,352	4,520
Notes payable - current portion	934,443	585,000	-
Notes payable - related parties, current portion	375,000	275,000	-
Warrant liability	1,374,197	10,374,536	-
Conversion option liability	1,461,180	12,453,662	-
Penalty for late registration of shares	583,040	880,000	-
Total current liabilities	5,693,433	25,071,186	651,913

Notes payable	17,763	219,000	365,000
Notes payable - related parties	-	175,000	98,000
Total liabilities	5,711,196	25,465,186	1,114,913

(Deficiency in) stockholder's equity
Common stock, $0.0001 par value; 500,000,000 shares authorized;
151,310,796, 103,742,037 and 65,052,037 at September 30, 2006,
2005, and 2004, respectively	15,130	10,374	6,506
Additional paid-in capital	391,437	-	4,385,318
Accumulated deficit	(5,425,464)	(24,962,470)	(5,170,664)
Total (deficiency in) stockholder's equity	(5,018,897)	(24,952,096)	(778,840)

Total liabilities and (deficiency in) stockholders' equity	$692,299	$513,090	$336,073

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.
Condensed Consolidated Statements of Operations
 (unaudited)

	For the Three	For the Three	For the Three	For the Nine	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended	Months Ended	Months Ended
	September 30	September 30	September 30	September 30	September 30	September 30
	2006	2005	2004	2006	2005	2004
Revenue	$1,564,653	$1,303,593	$1,171,484	$5,044,098	$3,799,332	$3,237,454

Cost of goods sold	1,167,832	1,002,958	918,392	3,838,060	2,964,413	2,742,653
	396,821	300,635	253,092	1,206,038	834,919	494,801

Selling, general and administrative expenses	484,171	516,051	503,191	1,520,810	1,304,466	4,032,703
Total operating expenses	484,171	516,051	503,191	1,520,810	1,304,466	4,032,703

Operating loss	(87,350)	(215,416)	(250,099)	(314,772)	(469,547)	(3,537,902)

Other (income) expense:
Interest (income) expense	107,360	253,168	91,113	266,007	694,353	398,375
Cost of penalty for late registration of shares	362,960	1,040,000	-	1,584,912	1,507,200	-
Change in fair value of warrant liability	(5,203,035)	-	-	(4,670,200)	-	-
Change in fair value of conversion option liability	(6,009,676)	-	-	(5,642,095)	-	-
Change in value of penalty for late registration of shares	(1,934,800)	(697,600)	-	(1,928,592)	(627,200)	-
Total other (income) expense	(12,677,191)	595,568	91,113	(10,389,968)	1,574,353	398,375

Income (Loss) before income taxes	12,589,841	(810,984)	(341,212)	10,075,196	(2,043,900)	(3,936,277)

Income tax expense	-	-	-	-	-	-

Net Income (loss)	$12,589,841	$(810,984)	$(341,212)	$10,075,196	$(2,043,900)	$(3,936,277)

Net income (loss) per share - basic	$0.09	$(0.01)	$(0.02)	$0.08	$(0.03)	$(0.14)

Net income (loss) per share - diluted	$0.05	$(0.01)	$(0.00)	$0.04	$(0.03)	$(0.04)

Weighted average shares outstanding - basic	136,912,804	87,659,428	17,994,416	120,338,009	81,506,689	28,825,062

Weighted average shares outstanding - diluted	245,737,804	87,659,428	126,231,711	281,808,565	81,506,689	95,919,044

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

	For the Nine MonthsEnded September 30, 2006	For the Nine MonthsEnded September 30, 2005	For the Nine Months Ended September 30, 2004
Cash flows from operating activities:
Net income (loss)	$10,075,196	$(2,043,900)	$(3,936,277)
Adjustments to reconcile net loss to to net
cash used in operating activities:
Depreciation	39,835	44,372	48,487
Value of warrants issued	10,750	-	-
Vale of options issued to officer	-	-	135,673
Stock issued for services	-	45,400	2,420,000
Stock issued for employee bonus	-	-	-
Stock issued as bonuses to employees and board members	49,901	-	-
Reserve for bad debt	-	75,000	-
Amortization of discount on NP to interest expense	-	595,000	388,000
Amortization of discount on convertible interest	-	-	-
Cost of penalty for late registration	1,584,912	1,507,200	-
Change in fair value of warrant liability	(4,652,805)	-	-
Change in fair value of conversion option liability	(5,642,095)	-	-
(gain) loss from marking to market-penalty	(1,928,592)	(627,200)	-
Changes in assets and liabilities:
Accounts receivable, net	190,095	23,022	116,876
Interest receivable	-	(1,184)	-
Prepaid expenses	(29,844)	(45,278)	-
Other current liability	-	-	-
Accounts payable and accrued expenses	371,584	(73,374)	158,817
Notes and loans payables	-	-	-
Net cash used in operating activities	68,937	(500,942)	(668,424)

Cash flows from investing activities:
Loan to Pasta Italiana	(190,000)	(150,000)	-
Acquisition of property and equipment	(26,445)	(12,040)	(134,772)
Net cash used in investing activities	(216,445)	(162,040)	(134,772)

Cash flows from financing activities:
Proceeds from issuance of long-term-debt	160,000	595,000	463,000
Payments on bank credit line		(9,366)	-
Cash from bank credit line		-	262
Principal payments on notes payable	(10,000)	-	-
Proceeds from sale of common stock	-	67,000	320,225
Net cash provided by financing activities	150,000	652,634	783,487

Increase in cash and cash equivalents	2,492	(10,348)	(19,709)

Cash and cash equivalents at beginning of period	10,203	28,011	44,132

Cash and cash equivalents at end of period	$12,695	$17,663	$24,423

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-	$-

Taxes	$-	$-	$-

Innovative Food Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(continued)

	For the Nine MonthsEnded September 30, 2006	For the Nine MonthsEnded September 30, 2005	For the Nine Months Ended September 30, 2004
Stock issued for services	$85,901	$45,400	$2,420,000

Notes payable issued for acquisition of computer equipment	$25,385	$-	$-

Common stock issued for conversion of notes payable	$-	$44,000	$788,176

Common stock issued for conversion of liability	$-	$-	$339,750

Value of warrants issued	$10,750	$-	$-

Common stock issued during recapitalization	$-	$-	$2,500

Common stock issued as penalty for late registration	$-	$537,600	$-

Common stock issued in share exchange to acquire subsidiary	$-	$-	$125,000

Charge to equity for change to liability method for value
of beneficial conversion feature of notes payable	$-	$12,453,662	$-

Charge to equity for change to liability method of warrant valuation	$-	$10,374,536	$-

Value of warrants and options issued as compensation	$10,750	$-	$-

Value of shares issued as penalty for late registration	$1,584,912	$-	$-

Revaluation of conversion option liability	$(5,642,095)	$-	$-

Revaluation of liability for warrants	$(4,652,805)	$-	$-

Revaluation of penalty for late registration of shares	$(1,928,592)	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
 SEPTEMBER 30, 2006, 2005,  AND 2004
(Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Innovative Food Holdings, Inc. and subsidiary (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial statement presentation. U.S. accounting principles also contemplate continuation of the Company as a going concern.

Acquisition and Corporate Restructure

We were initially formed in June 1979 as Alpha Solarco Inc., a Colorado corporation. From June 1979 through February 2004, we were either inactive or involved in discontinued business ventures. In February 2003 we changed our name to Fiber Application Systems Technology, Ltd.

On January 26, 2004, through a share exchange, the shareholders of FII converted 10,000 shares (post-reverse split) of FII common stock outstanding into 25,000,000 shares (post-reverse split) of IVFH. On January 29, 2004, in a transaction known as a reverse acquisition, the shareholders of IVFH exchanged 25,000,000 shares (post-reverse split) of IVFH for 25,000,000 shares (post-reverse split) of Fiber Application Systems (formerly known as Alpha Solarco) (“Fiber”), a publicly-traded company.   The shareholders of IVFH thus assumed control of Fiber, and Fiber changed its name to Innovative Food Holdings, Inc.  The 25,000,000 shares (post-reverse split) of Innovative Food Holdings are shown on the Company’s balance sheet at December 31, 2003 as shares outstanding.  These shares are shown at their par value of $2,500 as a decrease of additional paid-in capital at the acquisition date of January 29, 2004.   There were 157,037 shares (post-reverse split) outstanding in Fiber at the time of the reverse acquisition; the par value of these shares, or $16, was transferred from additional paid-in capital at the time of the reverse acquisition.

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

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
 SEPTEMBER 30, 2006, 2005,  AND 2004
(Unaudited)

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net income (loss) of $12,589,741, $(810,984) and $(341,212) for the three months ended September 20, 2006, 2005, and 2004, respectively; and $10,075,196, $(2,043,900) and $(3,936,277) for the nine months ended September 30, 2006, 2005 and 2004, respectively;  and $(7,417,910) for the year ended December 31, 2005.  The Company also  had an accumulated deficit of $5,425,464 and a working capital deficiency of $5,108,225 as of September 30, 2006.

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

Disclosures about Fair Value of Financial Instruments

The carrying  amounts of the  Company's  financial  instruments,  which  include accounts  receivable and accounts  payable,  approximate fair value at September 30, 2006.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
 SEPTEMBER 30, 2006, 2005,  AND 2004
(Unaudited)

Inventories

The Company does not currently maintain any material amount of inventory.

Stock-Based Compensation

On January 1, 2006 the company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123 (R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values. SFAS 123 (R) supersedes the company's previous accounting under Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees" for the periods beginning fiscal 2006.

The  company  adopted  SFAS 123(R) using the  modified  prospective  transition method,  which required the application of the accounting standard as of January 1, 2006. The company's  Consolidated  Financial  Statements as of and for twelve months Ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the company's Consolidated Financial Statements  for the prior periods have not been restated to reflect,  and do not include the impact of SFAS 123 (R). Stock based compensation  expense recognized under SFAS 123(R) for the three  months  ended September 30,  2006 was $0. Pro forma stock based compensation was $0 for the three months ended September 30, 2006.

Stock-based  compensation  expense  recognized during the period is based on the value of the portion of share-based  payment awards that is ultimately  expected to vest during the period.

A summary of option  activity as of September 30,  2006,  2005, and 2004, and changes during the periods then ended are presented below:

Weighted
Average
	Number of	Exercise
	Shares	Price
Options exercisable at December 31, 2003	-	-

Granted	500,000	$0.50
Exercised	-
Cancelled / Expired	-	-

Options outstanding at 12.31.04	500,000	$0.50
Exercisable	-	$-
Not exercisable	500,000	$0.50

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at 03.31.05	500,000	$0.50
Exercisable	-	$-
Not exercisable	500,000	$0.50

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Weighted
Average
Number of	Exercise
Shares	Price
-	-

Options outstanding at 06.30.05	500,000	$0.50
Exercisable	100,000	$0.50
Not exercisable	400,000	$0.50

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at 09.30.05	500,000	$0.50
Exercisable	100,000	$0.50
Not exercisable	400,000	$0.50

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at 12.31.05	500,000	$0.50
Exercisable	100,000	$0.50
Not exercisable	400,000	$0.50

Granted	-	0.005
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at 03.31.06	500,000	$0.500
Exercisable	100,000	$0.500
Not exercisable	400,000	$0.500

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at 06.30.06	500,000	$0.500
Exercisable	200,000	$0.500
Not exercisable	300,000	$0.500

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at 09.30.06	500,000	$0.500
Exercisable	200,000	$0.500
Not exercisable	300,000	$0.500

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
 SEPTEMBER 30, 2006, 2005,  AND 2004
(Unaudited)

Aggregate intrinsic value of options outstanding and options exercisable at September 30, 2006, 2005, and 2004 was $0. Aggregate intrinsic value represents the difference between the company's  closing  stock price on the last  trading  day of the fiscal  period, which was $0.01, $0.06, and $0.04  (post-reverse split)as of September 30, 2006, 2005, and 2004, respectively,   and the exercise  price  multiplied by the number  of  options  outstanding.  As  of  September 30,  2006, 2005, and 2004,  total  unrecognized stock-based compensation expense related to non-vested stock options was $0. The total fair value of options vested was $0 for the three-month periods ended September 30, 2006, 2005, and 2004.

Earnings (Loss) per Common Share

The Company computes earnings per share under SFAS 128.  Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year.  Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company’s stock options and warrants (calculated using the treasury stock method).

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

Comprehensive Income

The Company has no items of other comprehensive income  (loss) for the periods ended September 30, 2006, 2005,  and 2004.

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

4. ACCOUNTS RECEIVABLE

At September 30, 2006, 2005,  and 2004 accounts receivable consists of:

	2006	2005	2004
Accounts receivable from customers	$249,015	$367,476	$148,140
Allowance for doubtful accounts	(0)	(65,000)	(0)
Accounts receivable, net	$249,015	$302,476	$148,140

5.  LOAN RECEIVABLE

The balance of loan receivable consisted of a loan to Pasta Italiana, Inc. in the amount of $360,000 and $150,000  as of September 30, 2006 and 2005, respectively.  This note bears interest in the amount of 8% per annum.  This note matured on August 24, 2006.  At September 30, 2006 and 2005, the Company has reserved $75,000 of the loan receivable.  The Company stopped accruing interest income on this note at December 31, 2005. At September 30, 2006 and 2005, interest receivable is $7,147 and $1,184, respectively.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
 SEPTEMBER 30, 2006, 2005,  AND 2004
(Unaudited)

 6. PROPERTY AND EQUIPMENT

A summary of property and equipment at September 30, 2006, 2005, and 2004 is as follows:

	2006	2005	2004
Computer equipment	$214,507	$150,574	$197,635
Furniture and fixtures	82,213	63,315	61,275
	296,720	213,889	258,910
Less accumulated depreciation and amortization	(189,629)	(142,400)	(95,400)
Total	$107,091	$71,489	$163,510

Depreciation and amortization expense amounted to $39,835, $44,372, and $48,487 respectively, for the nine months ended September 30, 2006, 2005 and 2004.

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2006, 2005, and 2004 are as follows:

	2006	2005	2004
Accounts payable and accrued expenses	$681,838	$420,928	$440,972
Accrued commissions	3,183	2,907	2,250
Total	$685,651	$423,835	$443,222

8. ACCRUED INTEREST

At September  30, 2006, the Company has the following accrued interest on its balance sheet:

	Gross	Discount	Net
Non-related parties	$162,223	$24,720	$137,503
Related parties	95,928	953	94,975
Total	$258,151	$25,673	$232,478

At  September  30, 2005,  the Company has the following accrued interest on its balance sheet:

	Gross	Discount	Net
Non-related parties	$41,205	$25,945	$15,260
Related parties	61,792	32,440	29,352
Total	$102,997	$58,385	$44,612

At  September  30, 2004,  the Company has the following accrued interest on its balance sheet:

	Gross	Discount	Net
Non-related parties	$38,812	$10,617	$28,195
Related parties	7,909	3,389	4,520
Total	$46,721	$14,006	$32,715

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
 SEPTEMBER 30, 2006, 2005,  AND 2004
(Unaudited)

Accrued interest on some of the Company’s notes payable is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split) (note 9). There is a beneficial conversion feature embedded in this convertible accrued interest.  The Company is amortizing this beneficial conversion feature over the life of the related party notes payable.  During the three months ended September 30, 2006, 2005, and 2004, the amounts of $ $227,082, $96,026, and  $17,268 were credited to additional paid-in capital as a discount on accrued interest.  The Company amortized to interest expense a total of $34,060, $37,642, and $65,398 of these discounts  during the three months ended September 30, 2006, 2005, and 2004, respectively.

9. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

The Company has a line of credit with Wachovia Bank in the amount of $25,000.  The outstanding balance as of September 30, 2006 and 2005 was $24,255 and $15,154, respectively.  The Company has a loan payable outstanding for the purchase of a server, at September 30, 2006 the outstanding balance was $24,840.

At September 30, 2006, 2005 and 2004,, the Company has outstanding notes payable in the aggregate amount of $1,327,206 , $1,254,000, and $463,000, respectively.   Notes payable and notes payable to related parties at September  30, 2006, 2005, and 2004, consist of the following:

2006	2005	2004
Convertible note payable in the original amount of $350,000 to Alpha Capital Aktiengesselschaft (“Alpha Capital”), dated February 25, 2005. This note consists of $100,000 outstanding under a previous note payable which was cancelled on February 25, 2005, and $250,000 of new borrowings. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note is entered technical default status on May 16, 2005.   The note originally carried  interest at the rate of 8% per annum, and is due in full on February 24, 2007.  Upon default, the note’s interest rate increased to 15% per annum, and the note became immediately due. The note is convertible into common stock of the Company at a conversion price of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $250,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company  at a conversion price of $0.005 per share (post-reverse split). Interest in the amount of $13,233, $13,043 and $0 was accrued on this note during the three months ended September 30, 2006,   2005, and 2004, respectively.. During the twelve months ended December 31, 2006 the note holder converted $5,000 into shares of common stock. During the twelve months ended December 31, 2006 the holder of the note converted $27,865 of accrued interest into common stock.   This note is in default at September 30, 2006 and 2005.
$345,000	$350,000	$0

 Convertible note payable in the amount of $160,000 to Michael Ferrone, a board member and related party, dated March 11, 2004. The note bears interest at the rate of 8% per annum, and was originally due in full on March 11, 2006. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible by the holder into common stock of the Company at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $160,000 was recorded as a discount to the note, and was amortized  to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share (post-reverse split)  Interest in the amount of $3,226 was accrued on this note during  the each of the three  months ended September 30, 2006,   2005,  and 2004.
$160,000	$160,000	$160,000

Convertible note payable in the original amount of $100,000 to Joel Gold, a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006. The note is convertible by the holder into common stock of the Company at a conversion price of $0.005 per share (post-reverse split).  A beneficial conversion feature in the amount of $100,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share (post-reverse split)  Interest in the amount of $504, $2,016, and $0 was accrued on this note during the three months ended September 30, 2006, 2005, and 2004, respectively.  During the twelve months ended December 31, 2006, $75,000 of the principal amount was converted into common stock.
$25,000	$100,000	$0

Convertible note payable in the amount of $85,000 to Briolette Investments, Ltd, dated March 11, 2004. The note bears interest at the rate of 8% per annum, and is due in Full on March 11, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature  in the amount of $85,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004 Accrued interest is convertible by the holder into common stock of the Company at a price of $0.005 per share (post-reverse split) Interest in the amount of $828, $1,310, and $1,715 was accrued on this note during the three months ended September 30, 2006, 2005, and 2004, respectively. During the twelve months ended December 31, 2005, the note holder converted $44,000 of the note payable into common stock. During the twelve months ended December 31, 2006, the Company made a $3,000 cash payment on the principal amount of the note.
$41,000	$41,000	$85,000

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
 SEPTEMBER 30, 2006, 2005,  AND 2004
(Unaudited)

Convertible note payable in the amount of $80,000 to Brown Door, Inc., dated March 11, 2004. The note bears interest at the rate of 8% per annum, and was due in full on March 11, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $80,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share (post-reverse split)   Interest in the amount of $1,614 was accrued on this note during each of the three months ended September 30, 2006, 2005,  and 2004..
$80,000	$80,000	$80,000

Convertible note payable in the amount of $50,000 to Whalehaven Capital Fund, Ltd. (“Whalehaven Capital”) dated February 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisites numbers of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note is in technical default as of May 16, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in Full on February 24, 2007. Upon default, the note’s interest rate increased to 15% per annum, and the note became due immediately. The note is convertible into common stock of the Company at a conversion of $0.005 per share (post-reverse split).  A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense during the three months ended March 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $1,596, $1,890, and $0 was accrued on this note during the three months ended September 30, 2006 and 2005, respectively.  During the twelve months ended December 31, 2006, $5,000 of principal was converted into common stock.  During the twelve months ended December 31, 2006 the holder of the note converted $5,000 of principal and $589 of accrued interest into shares of common stock.    This note is in default at September 30, 2006 and 2005.
$40,000	$50,000	$0

Convertible note payable in the amount of $50,000 to Oppenheimer & Co., / Custodian for Joel Gold IRA, a related party, dated March 14, 2004. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005.  Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $1,009 was  accrued on this note during each of the three months ended December 31, 2006, 2005, and 2004.
$50,000	$50,000	$50,000

Convertible note payable in the original amount of $30,000 to Huo Hua dated May 9, 2005. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006.  The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share(post-reverse split)  Interest in the amount of $404, $605,  and $0 was  accrued on this note during the three months ended September 30, 2006, 2005, and 2004, respectively. During the twelve months ended December 31, 2006, the note holder converted $10,000 of principal into common stock.
$20,000	$30,000	$0

Convertible note payable in the original amount of $5,000 to Ke Du dated May 9, 2005. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006.  The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $5,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. This note was converted to common stock during the year ended December 31, 2005.  Accrued interest is convertible into common stock of the Company at a price of $0.005 per share(post-reverse split)  Interest in the amount of $101 was accrued on this note during the thee months ended September 30, 2005.
$0	$5,000	$0

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
 SEPTEMBER 30, 2006, 2005,  AND 2004
(Unaudited)

Convertible note payable in the amount of $25,000 to Joel Gold a board member and related party, dated January 25, 2005. The note bears interest at the rate of 8% per annum, and is due in full on January 25, 2007.  The note is convertible into common stock of the Company  at a conversion of $0.025 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.025 per share. Interest in the amount of $504, $504, and $0 was accrued on this note during the three months ended September 30, 2006, 2005,  and 2004, respectively.
$25,000	$25,000	$0

Convertible note payable in the amount of $25,000 to The Jay & Kathleen Morren Trust  dated January 25, 2005. The note bears interest at the rate of 6% per annum, and is due in full on January 25, 2007.  The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split) Interest in the amount of $377, $377, and $0 was accrued on this note during the three months ended September 301, 2006, 2005, and 2004, respectively.
$25,000	$25,000	$0

Convertible note payable in the amount of $10,000 to Lauren M. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share (post-reverse split). Interest in the amount of $202, $202, and $0 was accrued on this note during the three months ended September 30, 2006, 2005, and 2004, respectively.   This note is in default at September 30, 2006 and 2005.
$10,000	$10,000	$0

Convertible note payable in the amount of $10,000 to Richard D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share (post-reverse split) . Interest in the amount of $202, $202, and $0 was accrued on this note during the three months ended September 30, 2006, 2005, and 2004, respectively.   This note is in default at September 30, 2006 and 2005
$10,000	$10,000	$0

Convertible note payable in the amount of $10,000 to Christian D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of  8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share  (post-reverse split). Interest in the amount of $202, $202, and $0 was accrued on this note during the three months ended September 30, 2006, 2005, and 2004, respectively.   This note is in default at September 30, 2006 and 2005
$10,000	$10,000	$0

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
 SEPTEMBER 30, 2006, 2005,  AND 2004
(Unaudited)

Convertible note payable in the amount of $10,000 to Andrew I. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share  (post-reverse split). Interest in the amount of $202, $202, and $0 was accrued on this note during the three months ended September 30, 2006, 2005, and 2004, respectively.     This note is in default at September 30, 2006 and 2005
$10,000	$10,000	$0

Convertible note payable in the amount of $8,000 to Adrian Neilan dated March 11, 2004. The note bears interest at the rate of 8% per annum, and is due in full on October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $8,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004.. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $161was accrued on this note during the each of the three months ended September  30, 2006,  2005, and 2004, respectively.
$8,000	$8,000	$8,000

Convertible note payable in the amount of $5,000 to Matthias Mueller dated March 11, 2004. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $5,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share  (post-reverse split). Interest in the amount of $101was accrued on this note during the each of the three months ended September 30, 2006, 2005, and 2004, respectively.
$5,000	$5,000	$5,000

Convertible note payable in the amount of $120,000 to Alpha Capital dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note is in technical default as of November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $120,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $4,537, $947, and $0 was accrued on this note during the three months ended September 30, 2006,  2005, and 2004, respectively.   This note is in default at September 30, 2006 and 2005.
$120,000	$120,000	$0

Convertible note payable in the amount of $30,000 to Whalehaven Capital dated August 25, 2005.  We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default as of November 13, 2006.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $1,134 and $236 was accrued on this note during the three months ended September 30, 2006 and 2005, respectively.  This note is in default at September 30, 2006 and 2005.
$30,000	$30,000	$0

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
 SEPTEMBER 30, 2006, 2005,  AND 2004
(Unaudited)

Convertible note payable in the original amount of $25,000 to Asher Brand, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default as of November 13, 2006.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split) Interest in the amount of $938 and $197 was accrued on this note during the three months ended September 30, 2006 and 2005, respectively. During the three months ended September 30, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock.   This note is in default at September 30, 2006 and 2005.
$23,000	$25,000	$0

Convertible note payable in the original amount of $25,000 to Momona Capital, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default at November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split.  Interest in the amount of $938 and $197 was accrued on this note during the three months ended September 30, 2006 and 2005, respectively. During the twelve months ended December 31, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock. This note is in default at September 30, 2006 and 2005.
$23,000	$25,000	$0

Convertible note payable in the amount of $10,000 to Lane Ventures dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default at November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $364 and $79 was accrued on this note during the  three months ended September 30, 2006 and 2005, respectively.   During the twelve months ended December 31, 2006, the holder of the note converted $4,000 of principal and $1,467 of accrued interest into common stock.  This note is in default at September 30, 2006 and 2005.
$6,000	$10,000	$0

Note payable in the amount of $120,000 to Alpha Capital, dated February 7, 2006. The originally carried interest at the rate of 15% per annum, and was originally due in full on February 7, 2007. The Company is not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable.  Interest in the amount of $6,049 was accrued on this note during the three months ended September 30, 2006.   This note is in default at September 30, 2006.
$120,000	$0	$0

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
 SEPTEMBER 30, 2006, 2005,  AND 2004
(Unaudited)

Note payable in the amount of $30,000 to Whalehaven Capital dated February 7, 2006. The note originally  carried interest at the rate of 15% per annum, and was due in full on February 7, 2007. The Company is not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable.  Interest in the amount of $1,512 was accrued on this note   during the three months ended September 30, 2006.   This note is in default at September 30, 2006.

	$30,000	$0	$0
Note payable in the amount of $75,000 to Michael Ferrone, dated August 2, 2004. The note bears interest at the rate of 8% per annum, and was due in full on February 2, 2005. Interest in the amount of $1,512, $1,512, and $970 was accrued on this note during the twelve months ended December 31, 2006, 2005, and 2004, respectively. This note is in default at September 30, 2006, 2005, and 2004.	$75,000	$75,000	$75,000

Note payable in the amount of $10,000 to Alpha Capital, dated May 19, 2006. The note bears interest at the rate of 15% per annum, and was due in full on November 19, 2006. Interest in the amount of $461 was accrued on this note during the three months ended September 30, 2006.	$10,000	$0	$0

Note payable in the original amount of $25,787 to Microsoft Corporation dated May 3, 2006. The note bears interest at the rate of 9.7% per annum, and is payable in 60 monthly payments of $557 beginning October 1, 2006. Negative interest in the amount of $419 was capitalized to this note during the three months ended September 30, 2006.	$26,206	$-	$-

Total	$1,327,206	$1,254,000	$463,000
Less: Current maturities	(1,309,443)	(860,000)	(75,000)
Long-term portion	$17,763	$394,000	$388,000

Total Non-related parties	$952,206	$804,000	$178,000
Total related parties	375,000	450,000	285,000
Total	$1,327,206	$1,254,000	$463,000

Accounting for Conversion Options Embedded in Convertible Notes and Convertible Interest

The Company has certain convertible notes payable which contain embedded beneficial conversion features.  Through August 2005, the beneficial conversion features of these convertible notes were accounted for by the equity method, whereby the intrinsic value of the beneficial conversion features were considered discounts to the notes. These discounts were immediately amortized to interest expense. During September 2005, the number of shares of the Company’s common stock issued and issuable exceeded the number of shares of common stock the Company had authorized, and this triggered a change in the manner in which the Company accounts for these  beneficial conversion features.  In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), the debt features provision contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes.  Accordingly, the features qualified as embedded derivative instruments at September 30, 2005 and because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounting for separately from the debt instrument and recorded as derivative financial instruments.  In September 2005, the Company valued the  beneficial conversion features of its notes payable using the Black-Scholes valuation method, and arrived at an aggregate value of  $12,528,662.  Pursuant to Emerging Issues Task Force Issue  00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s  Own Stock” (“EITF 00-19”) “If a contract is reclassified from permanent  or temporary equity to an asset or a liability, the change in fair value of the contract during the period the contract was classified as equity should be accounted for as an adjustment to stockholders’ equity.”  Accordingly, during the year ended December 31, 2005, the Company charged the amount of $12,445,576 to stockholders’ equity.  $5,665,290 of this amount was charged to additional paid-in capital, which brought the balance of additional paid-in capital to $0. The remainder, or $6,780,286, was charged to accumulated deficit.  During subsequent periods,  the conversion option liability will be revalued, and any change in value charged to operations.  At September 30, 2006, the conversion option liability was valued at $1,461,180.  The revaluation resulted in a gain during the  three months ended September  30, 2006  of $6,009,676.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
 SEPTEMBER 30, 2006, 2005,  AND 2004
(Unaudited)

The Company valued these embedded conversion options using the Black-Scholes option pricing model with the following assumptions:

	Risk Free	Expected	Expected
	Interest	Dividend	Option
	Rate	Yield	Life	Volatility
September 30, 2006	4.75%	0	5	141.4%

10.  RELATED PARTY TRANSACTIONS

The Company engaged in the following transactions with related parties:

Three months ended September 30, 2006:

None.

Three months ended September 30, 2005:

None.

Three months ended September  30, 2004:

The Company issued 230,000 shares of common stock to a director for services rendered.

11. EQUITY

On March 27, 2003 a one for 1-for-1,000 reverse stock split of the Company’s common stock was effected.  On March 8, 2004, a 1-for 200 reverse stock split of the Company’s common stock was effected.

Common Stock

The Company had the following common stock transactions during the three months ended September 30, 2006:

The Company issued 1,117,778 shares (post reverse-split) of common stock for conversion of notes payable and accrued interest in the amount of $5,589.

The Company issued 8,933,358 shares (post reverse-split) of common stock for conversion of notes payable and accrued interest in the amount of $44,666;

The Company issued 5,573,158 shares of common stock for conversion of notes payable. The par value of $557 was charged to additional paid-in capital.

The Company had the following common stock transactions during the three months ended September 30, 2005:

The Company sold 13,400,000 shares (post-reverse split)of common stock for cash of $67,000.  These shares were issued during the three months ended September 30, 2005, and the amount of $67,000 is shown as common stock subscribed on the Company’s balance sheet at June 30, 2005.

The Company issued 8,800,000 shares (post-reverse split)of common stock pursuant to the partial conversion of a note payable.  The Company charged the fair value of these shares of $44,000.

The Company had the following common stock transactions during the three months ended September 30, 2004:

The Company sold 15,000,000 shares of common stock (post reverse-split) for cash proceeds of $320,225.

The Company issued 7,925,000 shares of common stock (post reverse-split)  with a fair value of $204,500 to employees and board members for services performed.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
 SEPTEMBER 30, 2006, 2005,  AND 2004
(Unaudited)

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

There were no warrants outstanding at September 30, 2004.

The following table summarizes the warrants outstanding at September 30, 2005 (post reverse-split):

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	shares	contractual	outstanding	shares	exercisable
prices	outstanding	life (years)	warrants	exercisable	options
$0.0050	136,200,000	4.42	$0.0050	136,200,000	$0.0050
$0.1100	10,500,000	4.89	$0.1100	10,500,000	$0.1100
$0.1150	42,000,000	4.89	$0.1150	42,000,000	$0.1150
	188,700,000	4.55	$0.0353	188,700,000	$0.0353

The following table summarizes the warrants outstanding at September 30, 2006 (post reverse-split):

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	shares	contractual	outstanding	shares	exercisable
prices	outstanding	life (years)	warrants	exercisable	options
$0.0050	136,500,000	3.42	$0.0050	136,500,000	$0.0050
$0.1100	10,500,000	3.89	$0.1100	10,500,000	$0.1100
$0.1150	42,000,000	3.89	$0.1150	42,000,000	$0.1150
	189,000,000	3.55	$0.0353	189,000,000	$0.0353

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
 SEPTEMBER 30, 2006, 2005,  AND 2004
(Unaudited)

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

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
 SEPTEMBER 30, 2006, 2005,  AND 2004
(Unaudited)

Weighted
Average
Number of	Exercise
Shares	Price

Warrants exercisable at March 31, 2005	132,000,000	$0.005

Granted		-
Exercised	-
Cancelled / Expired	-	-

Warrants exercisable at June 30, 2005	132,000,000	$0.005

Granted	56,700,000	0.079
Exercised	-
Cancelled / Expired	-	-

Warrants exercisable at Sept 30, 2005	188,700,000	$0.027

Granted		-
Exercised	-
Cancelled / Expired	-	-

Warrants exercisable at Dec 31, 2005	188,700,000	$0.027

Granted		-
Exercised	-
Cancelled / Expired	-	-

Warrants exercisable at March 31, 2006	188,700,000	$0.027

Granted	300,000	0.005
Exercised	-
Cancelled / Expired	-	-

Warrants exercisable at June 30, 2006	189,000,000	$0.027

Granted	-	-
Exercised	-
Cancelled / Expired	-	-

Warrants exercisable at Sept 30, 2006	189,000,000	$0.027

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
 SEPTEMBER 30, 2006, 2005,  AND 2004
(Unaudited)

Options

In May 2004, the Company issued options to purchase 500,000 shares (post-reverse split)of common stock to an employee.  The options vest 100,000 annually over the next five years.  The Company expensed the value of the shares issued of $135,673 to operations during the twelve months ended December 31, 2004.

The following table summarizes the options  outstanding at September 30, 2006:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	Options	contractual	Outstanding	Options	exercisable
prices	outstanding	life (years)	Options	exercisable	options
$0.50	500,000	2.6	$0.50	200,000	$0.500

	500,000	2.6		200,000	$0. 500

The following table summarizes the options  outstanding at September 30, 2005:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	Options	contractual	Outstanding	Options	exercisable
prices	outstanding	life (years)	Options	exercisable	options
$0.50	500,000	3.6	$0.50	-	$-

	500,000	3.6		-	-

The following table summarizes the options  outstanding at September 30, 2004:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	Options	contractual	Outstanding	Options	exercisable
prices	outstanding	life (years)	Options	exercisable	options
$0.50	500,000	4.6	$ 0.50	-	$ -

	500,000	4.6		-	-

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
 SEPTEMBER 30, 2006, 2005,  AND 2004
(Unaudited)

Weighted
Average
	Number of	Exercise
	Shares	Price
Options exercisable at December 31, 2003	-	$-

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at 03.31.04	-	-

Granted	500,000	$0.50
Exercised	-
Cancelled / Expired	-	-

Options outstanding at 06.30.04	500,000	$0.50
Exercisable	-	$-
Not exercisable	500,000	$0.50

Granted	-	$0.50
Exercised	-	$-
Cancelled / Expired	-	-

Options outstanding at 06.30.04	500,000	$0.50
Exercisable	-	$-
Not exercisable	500,000	$0.50

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at 09.30.04	500,000	$0.50
Exercisable	-	$-
Not exercisable	500,000	$0.50

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
 SEPTEMBER 30, 2006, 2005,  AND 2004
(Unaudited)

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at 12.31.04	500,000	$0.50
Exercisable	100,000	$-
Not exercisable	400,000	$-

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at 03.31.05	500,000	$0.50
Exercisable	-	-
Not exercisable	-	-

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at 06.30.05	500,000	$0.50
Exercisable	100,000	$0.50
Not exercisable	400,000	$0.50

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at 09.30.05	500,000	$0.50
Exercisable	100,000	$0.50
Not exercisable	400,000	$0.50

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at 12.31.05	500,000	$0.50
Exercisable	100,000	$0.50
Not exercisable	400,000	$0.50

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at 03.31.06	500,000	$0.500
Exercisable	100,000	$0.500
Not exercisable	400,000	$0.500

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at 06.30.06	500,000	$0.500
Exercisable	200,000	$0.500
Not exercisable	300,000	$0.500

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at 09.30.06	500,000	$0.500
Exercisable	200,000	$0.500
Not exercisable	300,000	$0.500

Granted	15,000,000	0.005
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at 12.31.06	15,500,000	$0.021
Exercisable	15,200,000	$0.012
Not exercisable	300,000	$0.500

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
 SEPTEMBER 30, 2006, 2005,  AND 2004
(Unaudited)

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

The accounting guidance shows that the warrants and options which are a derivative liability should be revalued  each reporting period. The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants and options, as well as in the volatility of the stock price during the term used for observation and the term remaining for warrants and options.  During the three months ended September 30, 2006, the Company recognized a gain  of $5,203,035  for the increase in the fair value of the warrant liability and recorded this gain in operations during the three months ended September 30, 2006.  The fair value of these instruments was estimated at September  30, 2006, using the Black-Scholes option pricing model with the following assumptions: risk free interest rate: 4.75%; expected dividend yield: 0%; expected option life: 5 years; and volatility: 152.50%.

Insufficient Authorized but Unissued Shares of Common Stock

The Company has a potential obligation to issue 660,265,588 and 544,747,277 shares (post-reverse split) of common stock upon the conversion of convertible notes and accrued interest, warrants and penalty shares issuable at September 30, 2006 and 2005, respectively.  The Company  had 151,310,796, and 103,742,037 shares (post-reverse split) of common stock outstanding at September 30, 2006, and 2005, respectively , and  500,000,000 shares (post-reverse split) of common stock authorized at September30, 2006 and 2005.   The Company has exceeded its shares authorized by 160,265,588  and 44,747,277 shares (post-reverse split) at September 30, 2006 and 2005, respectively.

12. PENALTY FOR LATE REGISTRATION OF SHARES

At September 30, 2006, the Company had a liability in the amount of $583,040 for the issuance of 72,880,000 shares (post-reverse split) of the Company’s common stock pursuant to a penalty calculation with regard to the late registration of shares underlying convertible  notes payable.  The Company charged to operations the amount of $362,960 during the three months ended September 30, 2006 representing the fair value of these shares.  During the three months ended September 30, 2006, the Company also marked to market the value of these shares.  This resulted in a gain  $1,934,800.

During the nine months ended September 30, 2005, the Company accrued a liability for the issuance of 16,000,000 shares (post-reverse split) of the Company’s common stock pursuant to a penalty calculation with regard to the late registration of shares underlying convertible  notes payable.  The Company charged to operations $ 1,040,000, during the three months ended September  30, 2005, representing the fair value of these shares.  During the three months ended September 30, 2005, the Company also marked to market the value of these 16,000,000 shares (post-reverse split).  This resulted in a net gain of $697,600.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

Certain information contained in this discussion and elsewhere in this report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Securities Litigation Reform Act will not apply to certain “forward looking statements” because we issued "penny stock" (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3a51-1 under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "explore", "consider", "anticipate", "intend", "could", "estimate", "plan", "propose" or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

•	Our ability to raise capital necessary to sustain our anticipated operations and implement our proposed business plan,

•	Our ability to implement our proposed business plan,

•	The ability to successfully integrate the operations of businesses we have acquired, or may acquire in the future, into our operations,

•	Our ability to generate sufficient cash to pay our lenders and other creditors,

•	Our ability to identify and complete acquisitions and successfully integrate the businesses we acquire, if any,

•	Our ability to employ and retain qualified management and employees,

•	Our dependence on the efforts and abilities of our current employees and executive officers,

•	Changes in government regulations that are applicable to our anticipated business,

•	Changes in the demand for our services,

•	The degree and nature of our competition,

•	Our lack of diversification of our business plan,

•	The general volatility of the capital markets and the establishment of a market for our shares,

•	Our ability to generate sufficient cash to pay our creditors, and

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

RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the quarters ended September 30, 2006 and 2005. This discussion may contain forward looking-statements that involve risks and uncertainties. Our actual results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report and our other public filings.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenue

Revenue increased by $261,060, or approximately 20%, to $1,564,653 for the three months ended September 30, 2006 from $1,303,593 in the prior year. The substantial portion of the increase was attributable to increases in sales of specialty products, meats and game, the addition of cheeses to our product offerings, and an increase in the number of divisions of USF that offered our products to their customers.

Cost of Revenue

Cost of revenue was $1,167,832 for the three months ended September 30, 2006, an increase of $164,874 or approximately 16% compared to cost of revenue of $1,002,958 for the three months ended September 30, 2005. The increase in the cost of revenue was due primarily to increased sales volume during the current quarter. Gross profit margin for the three months ended September 30, 2006 was approximately 25%, compared to gross profit margin of approximately 23% for the three months ended September 30, 2005. The increased gross margins for the current quarter was due primarily to higher margins on specialty products sales and better rates from Fedex.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $31,880, or approximately 6%, to $484,171 during the three months ended September 30, 2006 compared to $ 516,051 for the three months ended September 30, 2005. The decrease was attributable to lower professional and legal fees. The primary components of selling, general, and administrative expenses for the three months ended September 30, 2006 were payroll and related costs of $190,312; consulting and professional fees of $112,562; facilities costs of $96,897; commissions of $23,933; insurance of $21,322; amortization and depreciation of $14,462; shipping and postage of $13,502; and investor relations of $6,079.

Penalty for Late Registration of Shares

During the three months ended September 30, 2006, the Company accrued the issuance of 14,640,000 shares (post-reverse split)of common stock pursuant to a penalty calculation with regard to the late registration of shares underlying convertible notes payable. The Company charged to operations $362,960, during the three months ended September 30, 2006, representing the fair value of these shares. At September 30, 2006, there were a total of 72,880,000 shares (post-reverse split) issuable pursuant to this penalty. During the three months ended September 30, 2006, the Company also marked to market the value of these 72,880,000 shares (post-reverse split). This resulted in a net gain of $1,934,800.

Change in Fair value of Warrant Liability

At  September 30, 2006, the Company had an accrued a liability of $1,374,197 representing the value of  the warrants issued with the convertible notes.  The Company credited operations the amount of $5,203,035 during the three months ended September 30, 2006, representing the change in the fair value of these warrants.

Change in Fair value of the Conversion Option Liability

At September 30, 2006, the Company had an accrued a liability of $1,461,180, representing the fair value of the beneficial conversion feature of convertible notes payable.  The Company credited to operations $6,009,676 during the three months  ended September  30, 2006, representing the change in the fair value of these options

Interest expense, net

Interest expense, net of interest income, decreased by $145,808, or approximately 58%, from $253,168 during the three months ended September 30, 2005 to $107,360 for the three months ended September 30, 2006. This decrease was attributable primarily to the decrease in the amortization of the beneficial conversion feature of certain notes payable which were charged to interest expense during the three months ended September 30, 2005.

Net Income (Loss)

For the reasons stated above, net income for the three months ended September 30, 2006 was $12,589,841, an increase of $13,400,825 or approximately 1,652% compared to a net loss of ($810,984)  during the three months ended September 30, 2005. We note that these “profits” are the result of the application of various accounting rules as they apply to the Company and that these “Profits” have no impact on out cash flows. During the three month period ended September 30, 2006 and 2005 our operating loss was $810,984 and $341,212, respectively.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenue

Revenue increased by $132,109, or approximately 11%, to $1,303,593 for the three months ended September 30, 2005 from $1,171,484 for the three months ended September 30, 2004. The substantial portion of the increase was attributable to increases in sales of specialty products, meats and game, the addition of cheeses to our product offerings, and an increase in the number of divisions of USF that offered our products to their customers.

Cost of Revenue

Cost of revenue was $1,002,958 for the three months ended September 30, 2005, an increase of $84,566 or approximately 9% compared to cost of revenue of  $918,392 for the three months ended September 30, 2004.  Gross profit margin for the three months ended September 30, 2005 was approximately 23%, compared to gross profit margin of approximately 22% for the three months ended September 30, 2004.  This increased gross margins for the current quarter was due primarily to improved buying efficiencies and better Fedex rates.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $12,860 or 3%, from $503,191 to $516,051 for the three months ended September 30, 2004 and 2005, respectively. The decrease was attributable to a reduction in sales payroll and to participation in fewer USF food shows and reimbursement from USF food shows attended. The primary components of selling, general, and administrative expenses for the three months ended September 30, 2005 were payroll and related costs of $210,262; reserve for notes receivable of $75,000; consulting and professional fees of $70,062; facilities costs of $23,072; commissions of $18,947; food show expenses of $18,709; insurance of $22,615; amortization and depreciation of $12,045; shipping and postage of $12,243; and investor relations of $7,358.

Penalty for Late Registration of Shares

During the three months ended September  30, 2005, the Company accrued the issuance of 6,400,000 shares (post-reverse split)of  common stock pursuant to a penalty calculation with regard to the late registration of shares underlying convertible notes payable.  The Company charged to operations $1,040,000, during the three months ended September 30, 2005, representing the fair value of these shares.  During the three months ended September 30, 2005, the Company also marked to market the value of these 6,400,000 shares(post-reverse split).  This resulted in a gain of $697,600.

Interest Expense, net

Interest expense, net of interest income, increased by approximately $162,055, or 177%, from  $91,113 during the three months ended September 30, 2004 to $253,168 for the three months ended September 30, 2005.  This increase was attributable to an increase in notes payable, and to the amortization of the beneficial conversion features associated with convertible notes payable during the three months ended September 30, 2005.

Net Loss

For the reasons stated above, net loss for the three months ended September 30, 2005 was ($810,984), an increase of $469,772 or approximately 138% compared to a net loss of ($341,212) during the three months ended September 30, 2004. . Our operating loss for the three months ended  September  30, 2005 and 2004 was $2,043,900, and $3,936,277, respectively.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenue

Revenue increased by $1,244,766, or approximately 33%, to $5,044,098 for the nine months ended September 30, 2006 from $3,799,332 in the prior year. The substantial portion of the increase was attributable to increases in sales of specialty products, meats and game, the addition of cheeses to our product offerings, and an increase in the number of divisions of USF that offered our products to their customers.

Cost of Revenue

Cost of revenue was $3,838,060 for the nine months ended September 30, 2006, an increase of $873,647 or approximately 30% compared to cost of revenue of $2,964,413 for the nine months ended September 30, 2005. The increase in the cost of revenue was due primarily to increased sales volume during the current quarter. Gross profit margin for the nine months ended September 30, 2006 was approximately 24%, compared to gross profit margin of approximately 22% for the nine months ended September 30, 2005. The increased gross margins for the current quarter was due primarily to higher margins on specialty products sales and better rates from Fedex.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $216,344, or approximately 17%, to $1,520,810 during the nine months ended September 30, 2006 compared to $1,304,466 for the nine months ended September 30, 2005. The increase was attributable to increases in professional and legal fees, telephone equipment, and sales payroll. The primary components of selling, general, and administrative expenses for the nine months ended September 30, 2006 were payroll and related costs of $665,836; consulting and professional fees of $336,251; facilities costs of $170,785; commissions of $75,390; insurance of $55,292; amortization and depreciation of $39,835; shipping and postage of $28,886; investor relations of $18,535; and information technology support of $17,429.

Penalty for Late Registration of Shares

During the nine months ended September 30, 2006, the Company accrued the issuance of 43,920,000 shares (post-reverse split) of common stock pursuant to a penalty calculation with regard to the late registration of shares underlying convertible notes payable. The Company charged to operations $1,584,912, during the nine months ended September 30, 2006, representing the fair value of these shares. At September 30, 2006, a total of 72,880,000 shares (post-reverse split) were issuable pursuant to this penalty. During the nine months ended September 30, 2006, the Company marked to market the value of these 72,880,000 shares (post-reverse split). This resulted in a net gain to operations of $1,928,592.

Interest expense, net

Interest expense, net of interest income, decreased by $ 428,436  or approximately 62%, from $694,353 during the nine months ended September 30, 2005 to  $266,007 for the nine months ended September 30, 2006. This decrease was attributable primarily to the amortization of the beneficial conversion feature of certain notes payable which were charged to interest expense during the three months ended September 30, 2005.

Net Loss

For the reasons stated above, net income for the nine months ended September 30, 2006 was $ 10,075,196, an increase of $12,119,096  or approximately 593% compared to a net loss of $2,043,900 during the nine months ended September 30, 2005. Our operating loss for the six months ended September  30, 2006 and 2005 was $810,984 and $341,212, respectively.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Revenue

Revenue increased by $561,878, or 17%, to $3,799,332 for the nine months ended September 30, 2005 from $3,237,454 for the nine months ended September 30, 2004. The substantial portion of the increase was attributable to increases in sales of meats and game, the addition of cheeses to our product offerings, and an increase in the number of divisions of USF that offered our products to their customers.

Cost of Revenue

Cost of revenue was $2,964,413 for the nine months ended September 30, 2005, an increase of $221,760 or approximately 8% compared to cost of revenue of $2,742,653 for the nine months ended September 30, 2004.  This increase in the cost of revenue was due to the increased revenue mitigatedly.  Gross profit margin for the nine months ended September 30, 2005 was approximately 22%, compared to gross profit margin of approximately 15% for the nine months ended September 30, 2004.  This increased gross margins for the current quarter was due primarily to proved buying efficiencies and better Fedex rates.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses decreased by  $2,728,237, or approximately 68%, from  $4,032,703 during the nine months ended September 30, 2004 to $1,304,466 for the nine months ended September 30, 2005. The decrease was attributable to a one-time adjustment of $2,418,130 to non-cash compensation for common stock issued to consultants for work done. The primary components of selling, general, and administrative expenses for the nine months ended September 30, 2005 were payroll and related costs of $590,853; consulting and professional fees of $195,363;  reserve for notes receivable of $75,000; facilities costs of $71,055; food show expenses of $60,074; commissions of $57,093; insurance of $47,695; amortization and depreciation of $44,372; shipping and postage of $35,959; and investor relations of $26,210.

Penalty for Late Registration of Shares

During the nine months ended September 30, 2005, the Company accrued a liability for the issuance of 16,000,000 shares (post-reverse split) of the Company’s common stock pursuant to a penalty calculation with regard to the late registration of shares underlying convertible  notes payable.  The Company charged to operations $1,507,200, during the three months ended June 30, 2005, representing the fair value of these shares.  During the three months ended June 30, 2005, the Company also marked to market the value of these 16,000,000 shares (post-reverse split).  This resulted in a net gain of $627,200.

Interest Expense, net

Interest expense, net of interest income increased by approximately $295,978, or 74%, from approximately $398,375 to approximately $694,353 for the nine months ended September 30, 2004 and 2005, respectively.  This increase was attributable to an increase in notes payable, and to the amortization of the beneficial conversion features associated with convertible notes payable during the nine months ended September 30, 2005.

Net Loss

For the reasons stated above, net loss for the nine months ended September 30, 2005 was $2,043,900, an decrease of $1,892,377 or approximately 48% compared to a net loss of $3,936,277 during the nine  months ended September 30, 2004. Our operating loss for the six months ended September  30, 2006 and 2005 was $810,984 and $341,212, respectively.

Liquidity and Capital Resources

As of September  30, 2006, the Company had cash on hand of $12,695,  a decrease of $2,492 from December 31, 2005. During the nine months ended September 30, 2006, cash provided by operating activities was $68,937, consisting primarily of the net income of $10,075,196 offset by depreciation and amortization of $39,835; value of warrants issued of $10,750; stock issued as bonus of $49,901; cost of penalty due to late registration of shares of $1,584,9112; change in fair value of warrant liability of ($4,652,095), change in fair value of conversion option liability of ($5,642,095);  gain from  marking to market shares issuable due to penalty on late registration of shares of ($1,928,592); and changes in the components of working capital in the net amount of $531,835. Cash used in investing activities was $216,445 consisting a loan to Pasta Italiana of $190,000 and the purchase of property and equipment of $26,445.  Cash provided by financing activities was $150,000, consisting of $160,000 of proceeds from the issuance of notes payable offset by $10,000 in principal payments on notes payable.

Historically, our primary cash requirements have been used to fund the cost of operations, with additional funds having been used in promotion and advertising and in connection with the exploration of new business lines.

Under current operating plans and assumptions, management believes that projected cash flows from operations and available cash resources may be insufficient to satisfy our anticipated cash requirements for at least the next twelve months. As we seek to increase our sales of perishables, as well as identify new and other consumer oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

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

We expect that any sale of additional equity securities or convertible debt will result in additional dilution to our stockholders. The Company can give no assurance that it will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financing, or that if available, the company will be able to obtain such funds on favorable terms and conditions. If the company cannot secure additional funds it may have to reduce its operations be able to continue as a going concern.  The Company currently has no definitive arrangements with respect to additional financing.

While we have raised capital to meet our working capital and financing needs in the past, additional financing may be required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity or debt in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

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

(a) Evaluation of disclosure controls and procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report, have concluded that as of that date, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by us in the reports we file or submit with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The conclusions notwithstanding, you are advised that no system if foolproof.

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

 PART II. - OTHER INFORMATION

 Item 1. Legal Proceedings

NONE

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2006, the Company issued the following shares of equity securities:

On August 10, 2006, the Company issued 1,117,778 shares (post reverse-split) of common stock for conversion of notes payable and accrued interest in the amount of $5,589.

On September 22, 2006, the Company issued 8,933,358 shares (post reverse-split) of common stock for conversion of notes payable and accrued interest in the amount of $44,666;

On September 28, 2006, the Company issued 5,573,158 shares of common stock for conversion of notes payable. The par value of $557 was charged to additional paid-in capital.

During the nine months ended September 30, 2005, the following equity transactions occurred:

On February 8, 2005, the Company issued 750,000 shares (post-reverse split)of common stock with a fair value of $9,000 to board members for services performed.

On February 25, 2005, the Company issued 5,000,000 shares (post-reverse split) of common stock pursuant to the conversion of a note payable.

On April 4, 2005, the Company issued 100,000 shares (post-reverse split) of common stock with a fair value of $1,300 to consultants for services performed.

On April 4, 2005, the Company issued 100,000 shares (post-reverse split) of common stock with a fair value of $1,300 to consultants for services performed.

On April 4, 2005, the Company issued 100,000 shares (post-reverse split)of common stock with a fair value of $1,300 to consultants for services performed.

On April 4, 2005, the Company issued 2,500,000 shares (post-reverse split) of common stock with a fair value of $32,500 to employees for services performed.

On August 19, 2005, the Company issued 13,400,000 shares (post-reverse split) of common stock for $67,000.

On August 19, 2005, the Company issued 8,800,000 shares (post-reverse split) of common stock with a fair value of $44,000 pursuant to the conversion of a note payable.

During the nine months ended September 30, 2004, the following equity transactions occurred:

On October, 4, 2004, the Company sold 15,000,000 shares of common stock (post reverse-split) for cash proceeds of $320,225.

On December 1, 2004, the Company issued 7,925,000 shares of common stock (post reverse-split)  with a fair value of $204,500 to employees and board members for services performed.

Each of the above listed issuances were exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

We issued convertible notes with a face value of $777,000. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.

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