Form 10KSB
period 2006-12-31
INNOVATIVE FOOD HOLDINGS INC
filed 2008-04-18
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

OR

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NUMBER: 0-9376

INNOVATIVE FOOD HOLDINGS, INC.
(Name of Small Business Issuer in its Charter)

FLORIDA	20-116776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1923 Trade Center Way, Suite One Naples, Florida	34109
(Address of Principal Executive Offices)	(Zip Code)

(239) 596-0204
(Issuer's Telephone Number, including Area Code)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

 COMMON STOCK, $0.0001 PAR VALUE PER SHARE
(Title of class)

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

On December 31, 2006, 151,310,796 shares of our common stock were outstanding.
On April 14, 2008, 171,787,638 shares of our common stock were outstanding.

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $3,650,929  as of April 14, 2008, based upon a closing price of $0.03 (post-reverse split) for the issuer's common stock on such date.

The Issuer's revenues for the fiscal year ended December 31, 2006 were $7,074,088.

Check whether the issues is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

INNOVATIVE FOOD HOLDINGS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-KSB
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

ITEMS IN FORM 10-KSB

Explanatory Note

This amendment is being filed to respond to comments received from the SEC, as well as to revise certain parts of our financial statements as detailed in a Current Report on Form 8-K we filed on February 15, 2008.    Regardless of the date this 2006 Annual Report is filed, it continues to speak only as of December 31, 2006 unless explicitly stated to the contrary.

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

 PART I

ITEM 1.  Description of Business

Our History

We were initially formed in June 1979 as Alpha Solarco Inc., a Colorado corporation. From June 1979 through February 2003, we were either inactive or involved in discontinued business ventures. We changed our name to Fiber Application Systems Technology, Ltd. in February 2003. In January 2004, we changed our state of incorporation by merging into Innovative Food Holdings, Inc. (IVFH), a Florida corporation formed for that purpose. As a result of the merger we changed our name to that of Innovative Food Holdings, Inc. In January 2004 we also acquired Food Innovations, Inc., a Delaware corporation, for 25,000,000 shares (post-reverse split) of our common stock.

Our Operations

Our business is currently conducted by our subsidiary, Food Innovations, Inc. (“FII”), which was incorporated in the state of Delaware on January 9, 2002. Since its incorporation our subsidiary has been in the business of providing premium restaurants with the freshest origin-specific perishables and specialty products shipped directly from our network of vendors within 24 – 48  hours. Our customers include restaurants, hotels, country clubs, national chain accounts, casinos, and catering houses.  In our business model, we take orders from our customers and then forward the orders to our various suppliers for fulfillment.  In order to preserve freshness, we do not warehouse or store our products, thereby significantly reducing our overhead.  Rather, we carefully select our suppliers based upon, among other factors, their reliability and access to overnight courier services.

Our Products

We distribute over 3,000 perishable and specialty food products, including origin-specific seafood, domestic and imported meats, exotic game and poultry, artisanal cheeses, caviar, wild and cultivated mushrooms, micro-greens, heirloom and baby produce, organic farmed and manufactured food products, estate-bottled olive oils and aged vinegars. We are constantly adding other products that food distributors cannot effectively warehouse, including organic products and specialty grocery items. We offer our customers access to the best food products available nationwide, quickly and cost-effectively. Some of our best-selling items include:

·	Seafood - Alaskan wild king salmon, Hawaiian sashimi-grade ahi tuna, Gulf of Mexico day-boat snapper, Chesapeake Bay soft shell crabs, New England live lobsters, Japanese hamachi

·	Meat & Game - Prime rib of American kurobuta pork, dry-aged buffalo tenderloin, domestic lamb, Cervena venison, elk tenderloin

·	Produce - White asparagus, baby carrot tri-color mix, Oregon wild ramps, heirloom tomatoes

·	Poultry - Grade A foie gras, Hudson Valley quail, free range and organic chicken, airline breast of pheasant

·	Specialty - Truffle oils, fennel pollen, prosciutto di Parma, wild boar sausage

·	Mushrooms - Fresh morels, Trumpet Royale, porcini powder, wild golden chanterelles

·	Cheese - Maytag blue, buffalo mozzarella, Spanish manchego, Italian gorgonzola dolce

In 2006 seafood accounted for 24% of sales, meat and game accounted for 28% of sales, specialty items accounted for 25% of sales, produce accounted for 8% of sales, cheese accounted for 10% of sales, and poultry accounted for 5% of sales.

Customer Service and Logistics

Our “live” chef-driven customer service department is available by telephone every weekday, from 7 a.m. to 7 p.m., Florida time. The team is made up of four chefs who are full-time employees of the Company, and who are experienced in all aspects of perishable and specialty products. By employing chefs to handle customer service, we are able to provide our customers with extensive information about our products, including:

•	Flavor profile and eating qualities

•	Recipe and usage ideas

•	Origin, seasonality, and availability

•	Cross utilization ideas and complementary uses of products

Our logistics team tracks every package to ensure timely delivery of products to our customers. The logistics manager receives tracking information on all products ordered, and packages are monitored from origin to delivery. In the event that delivery service is interrupted, our logistics department begins the process of expediting the package to its destination. The customer is then contacted before the expected delivery commitment time allowing the customer ample time to make arrangements for product replacement or menu changes. Our logistics manager works directly with our vendors to ensure our strict packaging requirements are in place at all times.

Chef Advisory Board

In addition to our in-house chefs, we rely upon the assistance of our Chef Advisory Board. The Chief Advisory Board provides the Company with “on the ground” industry information and information on the latest food trends.  The Chief Advisory Board was not compensated in 2006.

Chef Joseph Amendola
Chef Joe Amendola was the American Culinary Federation Chef of the Year for 2002. With over sixty years of experience, Chef Amendola is world renowned as more than a culinary professional. He is the author of The Bakers Manual, Understanding Baking, Ice Carving Made Easy, Professional Baking and Practical Cooking, and Baking for Schools and Institutions, all of which are used in culinary institutes around the world. For over forty years he served as senior vice president, acting president, director of development, dean of students, and baking instructor at the Culinary Institute of America in Hyde Park, NY. During that period more than 25,000 persons were graduated from that chef training institute. He has served the Culinary Institute of America as ambassador since 1989.

Chef Don Pintabona
Chef Pintabona graduated from the Culinary Institute of America in 1982. He worked under such chefs as Nishitani in Osaka, Japan; Georges Blanc in Vonnes, France; and Charles Palmer in New York. He sought out the most unusual local foodstuffs and then developed his own style of contemporary American cuisine. Last year, Chef Pintabona published his own book entitled The Tribeca Grill Cookbook: Celebrating Ten Years of Taste. He currently teaches a special course at the Cornell School of Hotel Management. He has been a frequent guest Chef on ABC's “Good Morning America,” he also has been on the Food Network's “Cooking Live” television shows and has been featured in  Bon Appéti ,  Gourmet,  GQ,  Nation's Restaurant News, and the  New York Times.

Chef Bob Ambrose
Chef Ambrose is a graduate of the Culinary Institute of America and has been employed in the hospitality industry for over 20 years. During his career Chef Ambrose received invitations to cook at many James Beard functions, including The World Gourmet Summit in Singapore. Following his career in hospitality, Chef Ambrose served as a Sales Manager for LaBelle Farms, one of our preferred vendors. He now owns Bella Bella Gourmet Foods.

Relationship with U.S. Foodservice

In 2003, Next Day Gourmet, L.P., a subsidiary of USF, a $20 Billion broadline distributor owned by Dutch grocer Royal Ahold, contracted FII to handle the distribution of over 3,000 perishable and specialty products. Under the current terms of the contract FII is the exclusive supplier of overnight delivered, perishable sea foods, fresh produce, and other exotic fresh foods. Such products are difficult for broadline food distributors to manage profitably and keep in warehouse stock due to their perishable nature and high-end limited customer base. Through USF’s sales associates, FII’s products are available to USF accounts nationwide, ensuring superior freshness and extended shelf life to their customers. While the current contract with USF expires in September 2006 the extension negotiations are currently underway. We expect to reach an agreement with USF but we can give no assurances that we will do so. During the years ended December 31, 2006, 2005, and 2004,  Next Day Gourmet L.P. accounted for 97%, 94%, and  94% of  total sales respectively.   Other than our business arrangements with USF, we are not affiliated with either USF or Next Day Gourmet, L.P.

Growth Strategy

Restaurant food sales continue to grow, both in total dollars spent (from $295 billion in 1995 to over $511 billion projected for 2006) and in share of the food dollar spent in the United States (from 25% in 1955 to 47% projected for 2006), according to the National Restaurant Association website (www.restaurant.org).

For our continued growth within the food industry we rely heavily on the availability to our customers of our chefs' culinary skills and sales available through our relationship with USF.

In addition to attempting to grow our current business, we are also looking to grow laterally in the food industry generally and are looking into the possibility of acquiring a food manufacturer and/or a restaurant. We have no specific plans at this point, nor do we know how we would finance any such acquisition. We anticipate that, given our current cash flow situation, any acquisition would involve the issuance of additional shares of our common stock. No acquisition will be consummated without thorough due diligence. No assurance can be given that we will be able to identify and successfully conclude negotiations with any potential target.

Competition

While we face intense competition in the marketing of our products and services, it is our belief that there is no other single company in the United States that offers such a broad range of customer service oriented quality chef driven perishables for delivery in 24 to 48 hours. Our primary competition is from local meat and seafood purveyors that supply a limited local market and have a limited range of products. However, many of our competitors are well established, have reputations for success in the development and marketing of these types of products and services and have significantly greater financial, marketing, distribution, personnel and other resources. These financial and other capabilities permit such companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors such as us, to enter into new markets and introduce new products and services.

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

Government Regulation

Various federal and state laws currently exist, and more are sure to be adopted, regulating the delivery of fresh food products. However, our business plan does not require us to deliver fresh food products directly, as third-party vendors ship the products directly to our customers. We require all third-party vendors to maintain $2,000,000 liability insurance coverage and compliance with Hazard Analysis and Critical Control Point (HACCP), an FDA- and USDA-mandated food safety program. Any changes in the government regulation of delivering of fresh food products that hinders our current ability and/or cost to deliver fresh products, could adversely impact our net revenues and gross margins and, therefore, our profitability and cash flows could also be adversely affected.

Employees

We currently employ 13 full-time employees, including 5 chefs and 2 executive officers. We believe that our relations with our employees are satisfactory. None of our employees are represented by a union.

Transactions with Major Customers

Transactions with major customers and related economic dependence information is set forth under the heading Transactions with Major Customers in Note 15 to the Consolidated Financial Statements included in the Financial Statements section hereof and is incorporated herein by reference.

How to Contact Us

Our executive offices are located at 1923 Trade Center Way, Suite One, Naples, Florida 34109; our Internet address is www.foodinno.com;  and our telephone number is (239)596-0204.

Risk Factors

Risks Relating to Our Business:

We Have a History Of Losses Which May Continue, Requiring Us To Seek Additional Sources of Capital Which May Not Be Available, Requiring Us To Curtail Or Cease Operations.

We earned net income of $12,137,413 for the year ended December 31, 2006. However, this income did not derive from operations but from changes in the fair value of  warrant and option liabilities and a mark to market liability. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will  incur losses. We will  also incur losses if the fair value of warrants, options, etc changes unfavorably. We will incur operating  losses until we are able to establish significant sales. Our possible success is dependent upon the successful development and marketing of our services and products, as to which we can give no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel, marketing and promotions, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. In addition, we will require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. We anticipate that we will require up to approximately $250,000 in additional funds with no repayment of existing debt of 2007 maturities and maturities in default. to fund our continued operations for the next twelve months, depending on revenue from our operations. We can give no assurance that financing will be available in amounts or on terms acceptable to us, if at all. In Our inability to obtain sufficient funds from our operations or external sources would require us to curtail or cease operations. `

If We Are Unable to Obtain Additional Funding Our Business Operations Will be Harmed and If We Do Obtain Additional Financing Our Then Existing Shareholders May Suffer Substantial Dilution.

Additional capital will be required to effectively support our operations and to otherwise implement our overall business strategy. However, we can give no assurance that financing will be available when needed on terms that are acceptable to us. Our inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing (or equity related financing such as convertible debt financing) may involve substantial dilution to our then existing shareholders.

Our Independent Auditors Have Expressed Substantial Doubt About Our Ability to Continue As a Going Concern, and We Concur With This Assessment

In their report dated April 14, 2008, our independent auditors stated that our financial statements for the year ended December 31, 2006 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our significant losses from operations since inception and our working capital deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in our meeting such goals and we can give no assurance that such methods will prove successful.

We Have Historically Derived Substantially All of Our Revenue From One Client and if We Were to Lose Such Client We Will Be Unable to Generate New Sales to Offset Such Loss, We May Be Forced to Cease or Curtail Our Operations.

In 2003, Next Day Gourmet, L.P. contracted with our subsidiary to handle the distribution of over 3,000 perishable and specialty food products to USF’s customers. Our  contract with USF expires in September 2006. Our sales through USF’s sales force generated gross revenues for us of $6,915,550  in the year ended December 31, 2006,  $5,253,040  in the year ended December 31, 2005, and and $3,873,318  in the year ended December 31, 2004. Those amounts contributed 97%,  94%, and  94%, respectively of our total sales in those periods. Our sales efforts are for the most part dependant upon the efforts of  the U.S. Sales associates. Although we have generated revenues from additional customers other than USF, if we do not renew our contract with USF in September 2006 or if the contract is terminated for any reason and we are unable to generate new sales or offset such loss, we may be forced to cease or curtail our operations. While we have begun discussions with USF to extend the agreement, we can give no assurance that we will be successful and if the agreement terminates in September it will adversely effect our sales in a material fashion to the extent that we may be forced to cease operations.

We May Be Unable to Manage Our Growth Which Could Result in Our Being Unable to Maintain Our Operations.

Our strategy for growth is focused on continued enhancements to our existing business model, offering a broader range of services and products and affiliating with additional vendors and through possible joint ventures. Pursuing this strategy presents a variety of challenges. We may not experience an increase in our services to our existing customers, and we may not be able to achieve the economies of scale, or provide the business, administrative and financial services, required to sustain profitability from servicing our existing and future customer base. Should we be successful in our expansion efforts, the expansion of our business would place further demands on our management, operational capacity and financial resources. To a significant extent, our future success will be dependent upon our ability to maintain adequate financial controls and reporting systems to manage a larger operation and to obtain additional capital upon favorable terms. We can give no assurance that we will be able to successfully implement our planned expansion, finance its growth, or manage the resulting larger operations. In addition, we can give no assurance that our current systems, procedures or controls will be adequate to support any expansion of our operations. Our failure to manage our growth effectively could have a material adverse effect on our business, financial condition and results of our operations.

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

We Rely Upon Outside Vendors and Shippers for Our Specialty Food Products and Interruption in the Supply of Our Products May Negatively Impact Our Revenues.

Shortages in supplies of the food products we sell may impair our ability to provide our services. Our vendors are independent and we cannot guarantee their future ability to source the products that we sell. Many of our products are wild-caught, and we cannot guarantee their availability in the future. Unforeseen strikes and labor disputes may result in our inability to deliver our products in a timely manner. Since our customers rely on us to deliver their orders within 48 hours, delivery delays could significantly harm our business.

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

The Issuance of Shares Upon Conversion of  Convertible Notes and Exercise of Outstanding Warrants May Cause Immediate and Substantial Dilution to Our Existing Stockholders.

The issuance of shares upon conversion of convertible notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the note/warrant holders may ultimately convert or exercise and sell the full amount of shares issuable on conversion / exercise. Although, for the most part, such note/warrant holders may not convert their convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock unless waived in writing by the investor with 60 day notice to the Company, this restriction does not prevent them from converting and/or exercising some of their holdings, selling off those shares, and then converting the rest of their holdings. In this way, they could sell more than this limit while never holding more than this limit. We anticipate that eventually, over time, the full amount of the convertible notes will be converted into shares of our common stock, in accordance with the terms of the secured convertible notes.

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

We are currently in default under certain of our outstanding convertible notes which could require the early repayment of the convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is acted upon by the note holders and not cured within the specified grace period. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

Risks Relating to Our Common Stock:

Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share (post-reverse split) or with an exercise price of less than $5.00 per share (post-reverse split), subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

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

ITEM 2. Description of Property

We lease approximately 2,800 square feet of space at 1923-1925 Trade Center Way, Naples, Florida, all of which is currently used for our principal executive offices and sales operations. The lease for these premises expires in September 2008 and is with a non-affiliated landlord. The aggregate base rent is $4,257 per month for the remainder of the term of the lease. We intend to negotiate an extension of that lease; however, if we are unable to do so, we expect that we will be able to  lease or acquire other similar space in close proximity to our existing space. We believe that appropriate space is and will be available if needed at acceptable prices

ITEM 3. Legal Proceedings

Defaults Upon Senior Securities

In September 2006 we commenced an action in New York Supreme Court, Nassau County, against Pasta Italiana, Robert Yandolino and Lloyd Braider to collect on outstanding promissory notes totaling $345,000 (plus interest and collection expenses) of which $65,000 were personally guaranteed by the two individual defendants.  The defendants have counterclaimed for an unspecified amount of damages due to our alleged breach of an agreement to purchase the corporate defendant. As of December 31, 2006 the action had barely commenced and its outcome is too speculative to predict.  However, we think it unlikely at this time that we will suffer a net material loss on our loan.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

 PART II

ITEM 5. Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Prices for our common stock are quoted in the Pink Sheets. Since March 2004, our common stock has traded under the symbol "IVFH". Prior thereto, our common stock traded under the symbol "FBSN". 151,310,796 shares (post-reverse split) of common stock were outstanding as of December 31, 2006. The following table sets forth the high and low sales prices of our common stock as reported in the Pink Sheets for each full quarterly period within the three most recent fiscal years.

	HIGH	LOW
Fiscal Year Ending December 31, 2006
First Quarter	$0.055	$0.0314
Second Quarter	0.07	0.04
Third Quarter	0.037	0.008
Fourth Quarter	0.008	0.003

Fiscal Year Ended December 31, 2005
First Quarter	$0.026	$0.010
Second Quarter	0.11	0.021
Third Quarter	0.14	0.022
Fourth Quarter	0.084	0.028

Fiscal Year Ended December 31, 2004
First Quarter	$3.800	$0.42
Second Quarter	1.050	0.250
Third Quarter	0.540	0.025
Fourth Quarter	0.055	0.004

The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. They have also been adjusted to reflect the effect of historical reverse splits. see spreadsheet

We were inactive for many years until the first quarter of 2003 when we absorbed a new business, received new management and underwent a significant reverse split.  Unfortunately, this new business venture was unsuccessful and has unwound clearing the way for our current business which we absorbed during the first quarter of 2004, along with new management and another significant reverse split of our common stock.  We believe that these activities contributed to the large fluctuations in the price of our stock during 2003 and 2004.

Security Holders

On December 31, 2006,  there were approximately 5,262  record holders of our common stock. In addition, we believe there are numerous beneficial owners of our common stock whose shares are held in "street name."

Dividends

We have not paid dividends during the three most recently completed fiscal years, and have no current plans to pay dividends on our common stock. We currently intend to retain all earnings, if any, for use in our business.

Recent Sales and Other Issuances of Our Equity Securities

On January 26, 2004, through a share exchange, the shareholders of FII converted 10,000 shares (post-reverse split) of FII common stock outstanding into 25,000,000 shares (post-reverse split) of IVFH. On January 29, 2004, in a transaction known as a reverse acquisition, the shareholders of IVFH exchanged 25,000,000 shares (post-reverse split) of IVFH for 25,000,000 shares (post-reverse split) of Fiber Application Systems Technology, Ltd. (formerly known as Alpha Solarco) (“Fiber”), a publicly-traded company.   The shareholders of IVFH thus assumed control of Fiber, and Fiber changed its name to Innovative Food Holdings, Inc.  The 25,000,000 shares (post-reverse split) of Innovative Food Holdings are shown on the Company’s balance sheet at December 31, 2003 as the shares outstanding.  The par value of the 25,000,000 shares (post-reverse split), or $2,500, was charged to additional paid-in capital.   There were 157,037 shares (post-reverse split) outstanding of Fiber at the time of the reverse acquisition; the par value of these shares, or $16, was charged to  additional paid-in capital at the time of the reverse acquisition.

The Company had a 1-for-200 reverse split of its common stock effective March 8, 2004.  There were a total of 30,011,706 shares issued and outstanding immeditately before the reverse split, and 157,037 shares issued and outstanding immediately after the reverse split.

During the twelve months ended December 31, 2004, the Company also had the following transactions:

The Company issued 15,000,000 shares (post-reverse split) of common stock with a fair value of $320,225 to consultants for services performed.

The Company issued 4,910,000 shares (post-reverse split) of common stock for conversion of notes payable and current liabilities in the mount of  $788,176.

The Company issued 18,700,000 shares (post-reverse split) of common stock with a fair value of $2,420,000 to consultants for services performed.

The Company issued 1,300,000 shares (post-reverse split)  of common stock for conversion of current liabilities in the amount of $339,750.

The Company issued 7,925,000 shares (post-reverse split) of common stock with a fair value of $204,500 to employees and  board members for services performed.

During the twelve months ended December 31, 2005, the Company  had the following transactions:

The Company issued 5,000,000 shares (post-reverse split) of common stock pursuant to the conversion of a note payable.

The Company issued 750,000 shares (post-reverse split) of common stock with a fair value of $9,000 to board members for services performed.

The Company issued 300,000 shares (post-reverse split) of common stock with a fair value of $3,900 to consultants for services performed.

The Company issued 2,500,000 shares (post-reverse split) of common stock with a fair value of $32,500 to employees for services performed.

The Company issued 13,400,000 shares (post-reverse split) of common stock for $67,000 cash.

The Company issued 8,800,000 shares (post-reverse split) of common stock  pursuant to the conversion of a note payable in the amount of $44,000.

The Company issued 1,000,000 shares (post-reverse split) of common stock pursuant to the conversion of a note payable in the amount of  $5,000.

The Company accrued the issuance of 600,000 shares (post-reverse split) of common stock with a fair value of $36,000 as employee bonuses for services. The amount of $36,000 was charged to common stock subscribed during the year ended December 31, 2006.

During the twelve months ended December 31, 2006, the Company had the following transactions:

The Company issued 600,000 shares (post-reverse split) of common stock with a fair value of $36,000 to employees for services performed.  Said amount of $36,000 was charged to operations during the prior year ended December 31, 2005, and this amount was charged against common stock subscribed when the shares were issued during the year ended December 31, 2006.

The Company issued 34,718,759 shares of common stock pursuant to the conversion of notes payable in the aggregate amount of $145,728.

The Company issued 10,000,000 shares (post-reverse split) of common stock for an potential acquisition.  This acquisition was never consummated, and these shares were subsequently cancelled.  The Company charged the par value of these shares of $1,000 to additional paid-in capital during the year ended December 31, 2006.

The Company issued 900,000 shares (post reverse-split) with a fair value of $32,400 to an employee as a bonus.

The Company issued 350,000 shares (post reverse-split) with a fair value of $17,500 to an officer as a bonus.

All of the issuances described above were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 for the following reasons:  (1) none of the issuances involved a public offering or public advertising of the payment of any commissions or fees; (2) the issuances for cash were to “accredited investors”; (3) the issuances upon conversion of notes were for notes held at least 12 months and did not involve the payment of any other considerations; and (4) all issuances to affiliates and to non-affiliates holding the securities for less than 2 years carried restrictive legends.

Derivative Securities Currently Outstanding

The Company has  issued convertible notes payable in the aggregate principal amount of $1,072,000 with  and accrued interest of $257,355 which if converted to common stock , will result in our issuance of  approximately  252,080,120 shares (post-reverse split) of common stock at a conversion rates ranging from  $0.005 to $0.010 per share (post-reverse split). The Company has warrants to purchase an additional 189,000,000 shares (post-reverse split) of common stock  at December 31, 2006.  The Company has also committed to issue, pursuant to a penalty calculation regarding the registration of shares of our common stock, an additional  87,520,000 shares (post-reverse split) of common stock.   The Company also has outstanding at December 31, 2006 options to purchase 15,500,000 shares (post-reverse split) of common stock. In addition, accrued salary in the amount of $9,000 to the Company’s interim President is convertible into 1,800,000 shares of common stock at December 31, 2006.  The total number of additional shares of common stock issuable at December 31, 2006 is  545,900,120.  The company does not currently have sufficient shares of common stock authorized to satisfy these additional issuances of shares.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not currently have any equity compensation plans.

ITEM 6. Management's Discussion and Analysis

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto, as well as all other related notes, and financial and operational references, appearing elsewhere in this document.

Certain information contained in this discussion and elsewhere in this report may include "forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Securities Litigation Reform Act will not apply to certain  "forward looking statements” because we issued "penny stock" (as defined in Section 3(a)(51) of the Securities  Exchange Act of 1934 and Rule  3a51-1  under the  Exchange  Act)  during the three  year  period preceding the date(s) on which those forward looking statements were first made, except to the extent  otherwise  specifically  provided by rule,  regulation  or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may",  "will", "expect", "believe",  "explore",  "consider",  "anticipate",  "intend", "could", "estimate",  "plan", "propose" or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

•	Our ability to raise capital necessary to sustain our anticipated operations and implement our business plan,

•	Our ability to implement our business plan,

•	Our ability to generate sufficient cash to pay our lenders and other creditors,

•	Our ability to identify and complete acquisitions and successfully integrate the businesses we acquire, if any,

•	Our ability to employ and retain qualified management and employees,

•	Our dependence on the efforts and abilities of our current employees and executive officers,

•	Changes in government regulations that are applicable to our anticipated business,

•	Changes in the demand for our services,

•	The degree and nature of our competition,

•	The lack of diversification of our business plan,

•	The general volatility of the capital markets and the establishment of a market for our shares, and

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

Background

We were initially formed in June 1979 as Alpha Solarco Inc., a Colorado corporation. From June 1979 through February 2003, we were either inactive or involved in discontinued business ventures. In February 2003 we changed our name to Fiber Application Systems Technology, Ltd.

In January 2004, we changed our state of incorporation by merging into Innovative Food Holdings, Inc. (“IVFH”), a Florida shell corporation. As a result of the merger we changed our name to that of Innovative Food Holdings, Inc. In February 2004 we also acquired Food Innovations, Inc. (“FII”) a Delaware corporation incorporated on January 9, 2002 and through FII we are in the business of national food distribution using third-party shippers.

Transactions With a Major Customer

Transactions with a major customer and related economic dependence information is set forth (1) following our discussion of Liquidity and Capital Resources, (2) under the heading Transactions with Major Customers in Note 12 to the Consolidated Financial Statements, and (3) as the fourth item under Risk Factors.

RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2006 and 2005, respectively. This discussion may contain forward looking-statements that involve risks and uncertainties. Our actual results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue

Revenue increased by $1,521,323, or approximately 27%, to $7,074,088 for the year ended December 31, 2006 from $5,552,765 in the prior year.  A substantial portion of the increase was attributable to an increase of $ 1,307,405 in specialty seafood products.  Additionally, sales of meats and game increased by $227,727 and sales in cheese products increased by $218,332.  However, sales of non-specialty seafood products decreased by $154,841.  Our expansion of product line offerings was responsible for a majority of our sales growth.  The decrease in non-specialty seafood sales was due to increased competition in this product line.  We expect seafood, meats and games and specialty to continue to represent a substantial part of our revenue in the future.  Nevertheless, we continue to assess the potential of new revenue sources from the manufacture and sale of proprietary food products and will implement that strategy if we deem it beneficial to us.

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

Cost of sales

Our cost of sales  for  the year ended December 31, 2006 was $5,372,349, an increase of $1,054,353 or approximately 24% compared to cost of sales of $4,317,996 for the year ended December 31, 2005.   The primary reason for the increase in the cost of sales was an increase in sales volume. Gross profit as a percentage of sales was 24% for the year ended December 31, 2006 compared to 22% for the year ended December 31, 2005.  This increase in gross profit percentage is due to better pricing and cost controls as a result of volume.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by  $241,563 or approximately 13%, from  $1,847,027 during the year ended December 31, 2005 to  $2,088,590 for the year ended December 31,  2006.  The increase was attributable primarily to corporate overhead, with such cost increases including (i) professional fees incurred, primarily with respect to addressing matters relating to our past compliance with corporate and securities laws and regulations, and (ii) other non-allocable SG&A. The primary components of selling, general, and administrative expenses for the twelve months ended December 31, 2006 were payroll and related costs of $952,275; consulting and professional fees of $562,262;  facilities costs of $90,557; non-cash compensation to employees and consultants of $84,894; insurance of $75,841; amortization and depreciation of $54,298; and  public relations of $24,894.

Penalty for Late Registration of Shares

During the twelve months ended December 31, 2006, the Company accrued a liability for the issuance of 58,560,000 shares (the “Penalty Shares”)  of the Company’s common  stock pursuant to a penalty calculation with regard to the late registration of common stock underlying convertible notes payable.  The Company charged to operations the amount of  $1,668,792, during the twelve months ended December 31, 2006, representing the fair value of the Penalty Shares.  The Company accrued the issuance of an additional 28,870,000 Penalty Shares during prior periods for a total of 87,520,000 Penalty Shares issuable.   During the year  ended December 31, 2006, the Company revalued the 87,520,000  Penalty Shares using the Black-Scholes valuation method, and at December 31, 2006 the Company had a total liability for the issuance of Penalty Shares in the amount of $262,560.  This revaluation resulted in a gain of $2,332,952 which the Company recorded in operations during the year ended December 31, 2006.

Change in Fair Value of Warrant and Option Liability

At December 31, 2006, the Company has outstanding warrants and options to purchase an aggregate 204,200,000 shares of the Company’s common stock.  The Company valued this warrant liability at December 31, 2006 at $521,606.  This revaluation resulted in a gain of $5,579,541 which the Company included in operations for the year ended December 31, 2006.  This is an increase of $1,232,828 or approximately 28% compared to a gain of $4,346,713 from the revaluation of the warrant and option liability which the Company recorded during the twelve months ended December 31, 2005.

Change in Fair Value of Conversion Option Liability

At December 31, 2006, the Company had outstanding a liability to issue an aggregate of 245,145,320 shares of the Company’s common stock pursuant to convertible notes payable.  The Company revalued this liability at December 31, 2006 at $521,606.  This revaluation resulted in a gain of $6,666,068 which the Company included in operations for the year ended December 31, 2006.  This is an increase of $1,304,110 or approximately 24% compared to a gain of $5,361,958 from the revaluation of the conversion option liability which the Company recorded during the twelve months ended December 31, 2005.

Interest (income) expense

Interest (income) expense  decreased by $366,278 or approximately 49% to $385,505 during the twelve months ended December 31, 2006, compared to $751,783 during the twelve months ended December 31, 2005.  The primary reason for the decrease was a  decrease in the amortization of the beneficial conversion features associated with convertible notes payable.

Net Income

For the reasons above, the Company had a net income for the period ended December 31, 2006 of $12,137,413, an increase of  by $4,719,503 or approximately 64% to  compared net income of $7,417,910 during the twelve months ended December 31, 2005.

As explained above, this net income is primarily the result of non-operational, non-cash items. During 2006, the Company reduced its operating loss by $225,407 or approximately 37% from $612,258 in 2005 to an operating loss of $386,851 in 2006.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue

Revenue increased by $883,532, or approximately  19%, to $5,552,765 for the year ended December 31, 2005 from $4,669,233 in the prior year. The increase was primarily attributable to an increase of approximately $300,000 in sales of meats and game, and an increase of approximately $500,000 in sales of specialty food products, and an incease of approximately $250,000 in cheese products; these increases were partially offset by a decrease in seafood of approximately $170,000. We expect seafood and meat sales to continue to represent a substantial part of our revenue in the future. Nevertheless, we continue to assess the potential of new revenue sources from the manufacture and sale of proprietary food products and will implement that strategy if we deem it beneficial to us.

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

Cost of sales

Our cost of sales  for  the year ended December 31, 2005 was $4,317,996, an increase of $448,201 or approximately 12% compared to cost of sales of $3,869,795 for the year ended December 31, 2004.   The primary reason for the increase in the cost of sales was an increase in sales volume. Gross profit as a percentage of sales was 22% for the year ended December 31, 2005 compared to 17% for the year ended December 31, 2004. The reason for the increase in the gross profit margin of 5% was better pricing due to improved purchasing efficiencies resulting from higher sales volume.

 Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased by  $2,790,971 or approximately  60%, from  $4,637,998 during the year ended December 31, 2005  to  $1,847,027 for the year ended December 31,  2005. The primary components of selling, general, and administrative expenses for the year ended December 31, 2005 payroll and related costs of $906,819; consulting and professional fees of $330,285; facilities costs of $82,641; bad debt expense of $75,000; food show expenses of $70,487; insurance costs of $58,128; public relations of $59,627; and amortization and depreciation of $54,184.

The increase was attributable primarily to non-cash compensation, increase in professional fees and food show related expenses.

Interest expense

Interest expense increased by $60,982 or approximately 9% to $751,783 during the twelve months ended December 31, 2005, compared to $690,801 during the twelve months ended December 31, 2004.  The primary reasons for the increase were an increase in interest on convertible notes payable during 2005, along with the amortization of the beneficial conversion features associated with those convertible notes payable which is a non-cash charge.

Cost of penalty for late registration of shares

During the twelve months ended December 31, 2005, the Company accrued a liability for the issuance of 28,960,000  shares (“Penalty Shares”) of the Company’s stock pursuant to a penalty calculation with regard to the late registration of shares underlying convertible notes payable.  The Company charged to operations $2,162,560 during the twelve months ended December 31, 2005, representing the fair value of the Penalty Shares.  During the year ended December 31, 2005, the Company revalued the Penalty Shares using the  Black-Scholes valuation method, and at December 31, 2005 the Company had a total liability for the issuance of Penalty Shares of $926,720.  This revaluation resulted in a gain of $1,235,840 which the Company recorded in  operations during the year ended December 31, 2005.

Change in Fair Value of Warrant and Option Liability

At December 31, 2005, the Company has outstanding warrants and options to purchase an aggregate 188,700,000 shares of the Company’s common stock.  The Company valued this warrant liability at December 31, 2005 at $6,016,252.  This revaluation resulted in a gain of $4,346,713 which the Company included in operations during the year ended December 31, 2005.  There was no such gain or loss during the prior year.

Change in Fair Value of Conversion Option Liability

At December 31, 2005, the Company had outstanding a liability to issue an aggregate of 242,291,720 shares of the Company’s common stock pursuant to convertible notes payable.  The Company revalued this liability at December 31, 2005 to $7,103,275.  This revaluation resulted in a gain of $5,361,958 which the Company included in operations for the year ended December 31, 2005. There was no such gain or loss during the prior year.

Net Income (Loss)

For the reasons above the Company’s  net income  for the period ended December 31, 2005 increased by $11,947,271 or approximately 264% to $7,417,910, compared to a net loss of ($4,529,361) during the twelve months ended December 31, 2004. The net income of $7,417,910 the twelve months ended December 31, 2005 includes the following  non-cash (income) and expenses: stock issued for services of $45,400 and stock issued as bonuses to employees of $36,000; depreciation and amortization of $54,183; cost of penalty due to late registration of shares of $2,162,560; change in fair value of warrant liability $4,346,713; change in fair value of conversion option liability $5,361,958; change in fair value of penalty shares of ($1,235,840);  amortization of discount on notes payable and convertible interest of $667,069 ; and reserve for bad debt expense of $75,000.

Liquidity and Capital Resources at December 31, 2006

As of December 31, 2006, the Company had current assets of $741,873, consisting of cash of $118,518, loans receivable of $ 285,000, interest receivable of $7,147, other current assets of  $15,509, and trade accounts receivable of $315,699.  Also, at December 31, 2006, the Company had current liabilities of  $3,721,355, consisting of accounts payable and accrued liabilities of $886,145, accrued interest of $172,590 (net of discount of $21,387); accrued interest – related parties of $105,194 (net of discount of $0); amount due under bank credit line of  $24,272, current portion of notes payable of $927,421; current portion of notes payable – related parties of $384,000; warrant liability of $521,606; conversion option liability of $437,207; and penalty for late registration of shares of $262,560.  This resulted in a working capital deficit of $2,979,482.

During the twelve months ended December 31, 2006, the Company had cash provided by operating activates of $178,775. The Company charged to operations $49,901 for stock issued to employees for services performed, $84,895 for the value of options and warrants issued, and $54,298 for depreciation and amortization.  The Company generated net cash from financing activities of $145,985, through the proceeds of issuing debt of $160,000, and the principal payments of debt of $14,015.  The Company used cash of $216,445 in investing activities, which included the purchase of property and equipment of $26,445 and a loan in the amount of $190,000.

Liquidity and Capital Resources at December 31, 2005

As of December 31, 2005, the Company had current assets of $552,967, consisting of cash of $10,203, loans receivable of $95,000, interest receivable of $7,147, other current assets of  $1,507, and trade accounts receivable of $439,110.  Also, at December 31, 2005, the Company had current liabilities of  $16,004,022, consisting of accounts payable and accrued liabilities of $654,331, accrued interest of $28,260 (net of discount of $42,710); accrued interest – related parties of $41,937 (net of discount of $16,093); amount due under bank credit line of  $24,247, current portion of notes payable of $784,000; current portion of notes payable – related parties of $425,000; warrant liability of $6,016,252; conversion option liability of $7,103,275; and penalty for late registration of shares of $926,720.  This resulted in a working capital deficit of $15,451,055.

During the twelve months ended December 31, 2005, the Company had cash used in operating activates of $474,479. The Company charged to operations $36,000 and $45,400 for stock issued to employees and consultants, respectively, for services performed, and $54,183 for depreciation and amortization.  The Company generated net cash from financing activities of $671,727, through the proceeds of issuing debt of $605,000,  principal payments of debt of $273, and the sale of stock for cash of $67,000.   The Company used cash of $215,056 in investing activities, which included the purchase of property and equipment of $45,056 and a loan in the amount of $170,000.

Liquidity and Capital Resources at December 31, 2004

As of December 31, 2004, the Company had current assets of $353,509, consisting of cash of $28,011 and trade accounts receivable of $325,498.  Also, at December 31, 2004, the Company had current liabilities of  $767,800, consisting of accounts payable and accrued liabilities of $618,915, accrued interest of $1,743 (net of discount of $5,978); accrued interest – related parties of $7,622 (net of discount of $16,093); amount due under bank credit line of  $24,520, and current portion of notes payable  – related parties of $115,000.  This resulted in a working capital deficit of $414,291.

During the twelve months ended December 31, 2004, the Company had cash used in operating activates of $974,004. The Company charged to operations $68,500 and $136,000 for stock issued to employees and directors, respectively, for services performed, $2,420,000 for the value of stock issued to consultants for services performed; and $52,049 for depreciation and amortization.  The Company generated net cash from financing activities of $1,036,527 consisting of $715,920 from the issuance of notes, $382 from a bank credit line, and $320,225 from the sale of common stock for cash. The Company used cash of $78,644 in investing activities, for the purchase of property and equipment.

Historically, our primary cash requirements have been used to fund the cost of operations, with additional funds having been used in promotion and advertising and in connection with the exploration of new business lines.

The Company’s cash on hand may be insufficient to fund its planned operating needs.  Management is continuing to pursue new debt and/or equity financing and is continually evaluating the Company’s cash and capital needs.

The Company expects that any sale of additional equity securities or convertible debt will result in additional dilution to our stockholders.  The Company can give no assurance that it will be able to generate adequate funds from operations, that funds will be available, or the Company will be able to obtain such funds on favorable terms and conditions.  It the Company cannot secure additional funds it will not be able to continue as a going concern.

By adjusting its operation and development to the level of available resources, management believes it has sufficient capital resources to meet projected cash flow through the next twelve months. The Company also intends to increase market share and cash flow from operations by focusing its sales activities on specific market segments. However, if thereafter, the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.  Currently, we do not have any material long-term obligations other than those described in Note 8 to the financial statements included in this report, nor have we identified any long-term obligations that we contemplate incurring in the near future. As we seek to increase our sales of perishables, as well as identify new and other consumer oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

The independent auditors report on our December 31, 2006 financial statements state that our recurring losses raise substantial doubts about our ability as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

In the opinion of management, inflation has not had a material effect on the Company’s financial condition or results of its operations.

New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS No. 133 to provide clarification  on the financial  accounting  and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's results of operations or financial position.

In May 2003,  the FASB  issued  SFAS No.  150,  Accounting  for Certain Financial  Instruments with Characteristics of Both liabilities and Equity. SFAS 150  establishes  standards on the  classification  and  measurement  of certain financial  instruments with  characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial  instruments  entered into or modified  after May 31, 2003 and to all other  instruments  that exist as of the beginning of the first interim  financial  reporting period beginning after June 15,  2003.  The  adoption  of  SFAS 150 did not  have a  material  impact  on the Company's results of operations or financial position.

In  December  2003,  the  FASB  issued  a  revision  of SFAS  No.  132, "Employers' Disclosures About Pensions And Other Postretirement  Benefits." This pronouncement,  SFAS No. 132-R,  expands  employers'  disclosures  about pension plans and other post-retirement benefits, but does not change the measurement or recognition of such plans required by SFAS No. 87, No. 88, and No. 106. SFAS No. 132-R retains the existing disclosure requirements of SFAS No. 132, and requires certain  additional  disclosures  about defined benefit  post-retirement  plans. Except as described in the following  sentence,  SFAS No. 132-R is effective for foreign  plans for fiscal years ending after June 15, 2004;  after the effective date, restatement for some of the new disclosures is required for earlier annual periods. Some of the interim-period disclosures mandated by SFAS No. 132-R (such as the components of net periodic benefit cost, and certain key assumptions) are effective  for foreign  plans for quarters  beginning  after  December 15, 2003; other interim-period  disclosures will not be required for the Company until the first  quarter of 2005.  Since the  Company  does not have any  defined  benefit post-retirement  plans,  the  adoption  of this  pronouncement  did not have any impact on the Company's results of operations or financial condition.

In November  2004,  the  FASB issued SFAS 151,  Inventory  Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory  Pricing," to clarify the accounting for abnormal amounts of idle facility  expense,  freight, handling costs, and wasted material  (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously  stated that ". . . under some  circumstances,  items such as idle facility expense,  excessive spoilage,  double freight, and rehandling costs may be so abnormal as to require  treatment as current period  charges.  . . ." This Statement  requires  that those items be recognized  as  current-period  charges regardless  of whether they meet the  criterion of "so  abnormal."  In addition, this Statement  requires that  allocation of fixed  production  overheads to the costs  of  conversion  be  based  on  the  normal  capacity  of  the  production facilities.  This  Statement is effective for inventory  costs  incurred  during fiscal  years  beginning  after June 15, 2005.  Management  does not believe the adoption  of this  Statement  will  have any  immediate  material  impact on the Company.  In December  2004, the FASB issued SFAS No.152,  "Accounting  for RealEstate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The  amendments  made by Statement  152 This  Statement  amends FASB Statement  No.  66,  Accounting  for  Sales of Real  Estate,  to  reference  the financial  accounting  and  reporting  guidance  for  real  estate  time-sharing transactions  that is  provided  in AICPA  Statement  of  Position  (SOP)  04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67,  Accounting  for Costs and Initial  Rental  Operations of Real Estate Projects,  to state that the guidance for (a) incidental  operations  and (b) costs  incurred  to sell  real  estate  projects  does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is  subject  to the  guidance  in SOP 04-2.  This  Statement  is  effective  for financial  statements  for fiscal  years  beginning  after June 15,  2005.  with earlier  application  encouraged.  The  Company  does  not  anticipate  that the implementation  of this  standard  will have a material  impact on its financial position,  results of  operations  or cash flows.

On  December  16,  2004,  the FASB published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R  requires  that  compensation  cost  related  to  share-based payment  transactions  be recognized in the  financial  statements.  Share-based payment  transactions  within  the scope of SFAS  123R  include  stock  options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase  plans.  The provisions of SFAS 123R are effective as of the first  interim  period that begins  after June 15,  2005.  Accordingly,  the Company has implemented  the revised  standard in the third quarter of fiscal year 2005.  Previously,   the Company accounted for its share-based payment transactions under  the  provisions  of APB  25,  which  does  not  necessarily  require  the recognition  of  compensation  cost in the financial  statements.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary  Assets, an amendment of APB Opinion No. 29,  Accounting for Nonmonetary  Transactions (" SFAS 153").  This statement amends APB Opinion 29 to eliminate the exception  for  nonmonetary  exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable,  the transaction must be accounted for at fair  value  resulting  in  recognition  of any  gain or  loss.  SFAS  153 is effective for  nonmonetary  transactions in fiscal periods that begin after June 15,  2005.  The Company  does not  anticipate  that the  implementation  of this standard  will have a  material  impact on its  financial  position,  results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, ("FAS 154"), "Accounting Changes and Error Corrections." FAS 154 establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. FAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. FAS 154 becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005

In February 2006, the FASB issued SFAS No. 155. “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140,” or SFAS No. 155. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No.156 did not have a material impact on the Company's financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

Transactions With Major Customers

The Company’s largest customer, US Foodservice, Inc. and its affiliates, accounted for approximately 97%,  94%, and 94% of total sales in the years ended December 31, 2006, 2005,  and 2004, respectively.  A contract with Next Day Gourmet, LP, a subsidiary of U.S. Foodservice, expires September 11, 2008. Negotiations are underway to extend the existing contract or to sign a new contract , and the company has continued to have US Foodservice, Inc. as a customer. Of our remaining approximately 24 active customers in the year ended December 31, 2006, no other single customer contributed 1% or more to our net revenue.

We continue to conduct business with U.S. Food Services.

Critical Accounting Policy and Accounting Estimate Discussion

Use of Estimates in the Preparation of Financial Statements

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  These estimates include certain assumptions related to doubtful accounts receivable, stock-based services, valuation of financial instruments, and income taxes.  On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  We believe our estimates have not been materially inaccurate in past years, and our assumptions are not likely to change in the foreseeable future.

Stock-Based Compensation

In  December  2002,  the FASB  issued  SFAS No.  148 -  Accounting  for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee  compensation.  SFAS 148 also requires disclosure of the method used to account for stock-based  employee  compensation and the effect of the method in both the annual and interim financial  statements.  The provisions of this statement  related to transition  methods are effective for fiscal years ending  after  December  15,  2002,  while  provisions   related  to  disclosure requirements  are effective in financial  reports for interim periods  beginning after December 31, 2003.

We elected to continue to account for  stock-based  compensation  plans using the intrinsic  value-based method of accounting  prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related  interpretations.  Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

From its  inception,  the Company  has  incurred  significant  costs in connection with the issuance of equity- based  compensation,  which is comprised primarily  of our common  stock and  warrants  to acquire our common  stock,  to non-employees.  The Company anticipates  continuing to incur such costs in order to  conserve  its  limited  financial   resources.   The  determination  of  the volatility, expected term and other assumptions used to determine the fair value of equity based  compensation  issued to  non-employees  under SFAS 123 involves subjective judgment and the consideration of a variety of factors, including our historical  stock  price,  option  exercise  activity  to date and the review of assumptions used by comparable enterprises.

We account for equity based  compensation,  issued to  non-employees in exchange for goods or services, in accordance  with the  provisions of SFAS No.123 and EITF No. 96-18,  "Accounting for Equity  Instruments  That are Issued to Other Than Employees for Acquiring,  or in  Conjunction  with Selling,  Goods or Services".

ITEM 7. Financial Statements

The financial statements required by this item are included in this report after Part III Item 14, beginning after page 21.

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 8A. Controls and Procedures

Evaluation of disclosure controls and procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were not effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period.   We are currently completing a review of our personnel, systems, and procedures, and have hired an accounting consultant to help us improve our controls. We have also hired a Principal Accounting Officer / Chief  Information Officer with  significant experience in accounting systems.  We expect to have these deficiencies resolved for the filing of our Form 10-KSB for the period ended December 31, 2007.

ITEM 8B. Other Information

Information regarding the sale of equity and debt securities during the fourth quarter of 2004 is disclosed in the “Table of Securities Issued during 2004”, in Part II, Item 5.

 PART III

ITEM 9. Directors, Executive Officers, Promoters and control Persons; Compliance with Section 16(a) of the Exchange Act

Set forth below are the directors and executive officers of our Company, their respective names and ages, positions with our Company, principal occupations and business experiences during at least the past five years.

Name	Age	Position
Sam Klepfish	36	Interim President
Z. Zackary Ziakas	46	Chief Operating Officer
Michael Ferrone	60	Director
Joel Gold	66	Director

Directors

Sam Klepfish

Since March 2006  Mr. Klepfish was the interim president of the Company and it’s subsidiary. Since  February 2005 Mr. Klepfish was also a Managing Partner at ISG Capital, a merchant bank. From May 2004 through February 2005 Mr. Klepfish served as a Managing Director of Technoprises, Ltd.  From January 2001 to May 2004 he was a corporate finance analyst and consultant at Phillips Nizer, a New York law firm. Since January 2001 Mr. Klepfish has been a member of the steering committee of Tri-State Ventures, a New York investment group. From 1998 to December 2000, Mr. Klepfish was an asset manager for several investors in small-cap entities

Joel Gold, Director

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

Executive Officers

Sam Klepfish

Z. Zackary Ziakas, COO

Mr.Ziakas is the Chief Operating Officer of Innovative Food Holdings and our subsidiary, Food Innovations, Inc. and has held that position since September 2004. From November  2001 through September 2004 Mr. Ziakas  was  the V.P. of Logistics of our subsidiary Food Innovations. Prior to that Mr. Ziakas was a manager at Mail Boxes Etc.

THE COMMITTEES

The Board of Directors does not currently have an Audit Committee, a Compensation Committee, a Nominating Committee or a Governance Committee. The usual functions of such committees are performed by the entire Board of Directors.  We are currently having difficulties attracting additional qualified directors, specifically to act as the audit committee financial expert, inasmuch as we are not current in our public filings and have only limited resources to purchase D & O insurance.  However, we believe that at least a majority of our directors are familiar with the contents of financial statements.

Attendance at Meetings

From February, 2004 through December 31, 2004, during 2005 and during 2006, the Board of Directors met or acted without a meeting pursuant to unanimous written consent fourteen times, five times, and seven times, respectively. No director attended less than 75% of all scheduled meetings.

We are not currently subject to the requirements of any stock exchange with respect to having a majority of “independent directors” although we believe that we meet that standard inasmuch as Messrs. Gold and Ferrone are “independent” and only Mr. Klepfish, by virtue of being our Interim President, is not independent.

Code of Ethics

We have adopted a Code of Ethics that applies to each of our employees, including our principal executive officer and our principal financial officer, as well as members of our Board of Directors. We have filed a copy of such Code as an exhibit to this annual report.

Section 16(a) Beneficial Ownership Reporting Compliance

From February 17, 2004, the date when current management obtained control of the Company through the fiscal year end at December 31, 2004, none of our officers and directors filed any Forms 3 or 4. This is due to the fact that they were unaware of their filing obligations having not been so advised by their then retained corporate counsel. The SEC's public records reflect that on October 15, 2004, acting under direction of previous counsel, a Form 15 was filed by the Company indicating that the Company was no longer subject to the filing requirements of the Exchange Act. We have recently determined that this filing was in error as we have had, for at least the last three years, more than 45,000 shareholders of record.  The Form 15 was withdrawn on June 6, 2006.  Each of the persons subject to the reporting requirements of Section 16(a) have now been advised of their filing obligations and they have indicated their intention to file the necessary reports. To our knowledge, based upon responses to questions we directed to such filing persons, none of said filing persons have made any “short-swing” sales under the provisions of Section 16(b) of the Exchange Act.

ITEM 10. Executive Compensation

The following table sets forth information concerning the compensation for services in all capacities rendered to us for the year ended December 31, 2006, of our Chief Executive Officer and our other executive officers whose annual compensation exceeded $100,000 in the fiscal year ended December 31, 2006, if any. We refer to the Chief Executive Officer and these other officers as the named executive officers.  In 2005 and 2004, we had only one named executive officer, Joe DiMaggio Jr., our CEO.  During those years he received $128,400 and $120,000 in salary, respectively, and in 2004 he also received 41,800 shares of restricted stock.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year		Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sam Klepfish Interim President	2006	(a)	$115,697	(b)	--	$17,500	(c)	22,500	(d)	--	--	--	$155,697
Joe DiMaggio, Jr.	2006	(e)	$0

(a) Mr. Klepfish became an executive officer in March 2006 and was the principal executive officer since August 14, 2006.
(b) Consists of $115,697 of salary. $9,000 of this amount has been accrued, and is convertible into shares of common stock at the election of Mr. Klepfish at a rate of $0.005 per share (post-reverse split).
(c) Consists of 350,000 shares (post-reverse split) of common stock.
(d) Consists of options to purchase 5,000,000 shares (post-reverse split) of the Company’s common stock at a price of $0.005 per share (post-reverse split).
(e) Mr. DiMaggio was CEO until August 14, 2006.

Outstanding Equity Awards at Fiscal Year-End as of December 31, 2006

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Sam Klepfish	5,000,000	--	--	$0.005	11/20/2011	--	--	--	--

 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (a)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sam Klepfish	--	--	$22,500	--	--	--	$22,500

Michael Ferrone	--	--	$22,500	--	--	--	$22,500

Joel Gold	--	--	$22,500	--	--	--	$22,500

(a) consists of options to purchase 5,000,000 shares (post-reverse split) of the Company’s common stock at an exercise price of $0.005 per share.

Employment Agreements

Food Innovations, Inc.  has employment agreements with certain officers and certain employees.  The employment agreements provide for salaries and benefits, including stock grants and extend up to five years.  In addition to salary and benefit provisions, the agreements include defined commitments should the employer terminate the employee with or without cause.

SAM KLEPFISH

The Company and its Chief Executive Officer Sam Klepfish are parties to an oral which provides, among other things:

•  Mr. Klepfish is to receive a cash monthly salary in the amount of $10,028
•  Mr. Klepfish’s receives an additional monthly salary  of $4500 which is not paid in cash, but is recorded on a monthly basis as a convertible note payable. These notes payable are convertible into common stock of the Company at a rate of $0.005 per share.

Food Innovations, Inc. and Joe DiMaggio, Jr. were parties to an employment agreement that was terminated by mutual agreement on August 14, 2006 which, among other things:

•  That  Joe DiMaggio will serve as the company’s CEO
•  For a term of five (5) years, commencing  July 15, 2002, subject to earlier termination by either party in accordance with the Employment Agreement,
•  The Mr. DiMaggios salary shall be $100,000  per annum, payable by the Company in regular installments in accordance with the Company’s general payroll practices~~,~~
•  Salary will increase if the Company has weekly revenues of more than $250,000

Z. ZACKARY ZIAKAS

Food Innovations, Inc. and Z. Zackary Ziakas are parties to an employment agreement which provides, among other things:

•  That Mr. Ziakas will serve as the Company’s Chief Operating Officer,
•  For a term of five (5) years, commencing May 17, 2004, subject to earlier termination by either party in accordance with the Employment Agreement,
•  The Mr. Ziakas’ salary shall be $95,00 per annum, payable by the Company in regular installments in accordance with the Company’s general payroll practices~~,~~
•  Salary will automatically increase by 10% on a yearly basis.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Unless otherwise stated, each person listed below uses the Company’s address.  Pursuant to SEC rules, includes shares that the person has the right to receive within 60 days.

Name and Address of	Number of Shares		Percent of
Beneficial Owners	Beneficially Owned		Class

Sam Klepfish 1923 Trade Center Way, Suite One Naples, Florida 34109	20,650,000	(1)	11.7%
Michael Ferrone 1923 Trade Center Way, Suite One Naples, Florida 34109	62,424,778	(2)	34.5%
Joel Gold 1923 Trade Center Way, Suite One Naples, Florida 34109	28,886,141	(3)	14.4%
Z Ziakas 1923 Trade Center Way, Suite One Naples, Florida 34109	4,100,000	(4)	2.4%

Joseph DiMaggio Jr. 1923 Trade Center Way, Suite One Naples, Florida 34109	14,800,000		8.6%
Christopher Brown 1923 Trade Center Way, Suite One Naples, Florida 34109	15,000,000		8.7%
Wally Giakas 1923 Trade Center Way, Suite One Naples, Florida 34109	20,262,501	(5)	10.6%

All officers and directors as
a whole (4 persons)	116,060,919		48.8%

(1)
 Includes 350,000 shares (post-reverse split) of common stock held by Mr. Klepfish. Also includes options to purchase 5,000,000 shares (post reverse-split) of the Company’s common stock, and 15,300,000 shares issuable upon conversion of convertible notes payable.

(2)
 Includes 43,600,000 shares (post-reverse split) of common stock held by Mr. Ferrone, and an aggregate of 420,000  shares (post reverse-split)  held by relatives of Mr. Ferrone.  Also includes 4,000,000 shares (post-reverse split) issuable upon conversion of notes held by children of Mr. Ferrone; Also includes 8,521,002 shares (post-reverse split) issuable upon conversion of accrued interest on notes payable held by Mr. Ferrone, and 883,776 shares (post-reverse split) issuable upon conversion of accrued interest on notes held by children of Mr. Ferrone. Also includes options to purchase  5,000,000 shares (post-reverse split) of the Company's common stock held by Mr. Ferrone.

(3)	Includes 1,000,000 shares (post-reverse split) of common stock held by Mr. Gold, and options to purchase 5,000,000 shares (post-reverse split) of common stock.

Also includes 6,000,000 shares (post-reverse split) issuable upon conversion of notes held by Mr. Gold, and 3,301,503 shares(post-reverse split) issuable upon conversion of accrued interest on notes held by Mr. Gold. Also includes 10,000,000 shares (post-reverse split) issuable upon conversion of notes held by Mr. Gold  2,664,638 shares (post-reverse split) issuable upon conversion of accrued interest on notes held by Mr. Gold. Also includes 920,000 shares (post-reverse split) of common stock held by Mr. Gold's spouse.

(4)	Includes 3,800,000 shares (post-reverse split) of common stock held by Mr. Ziakas, and options to purchase 500,000 shares (post-reverse split) of common stock.
(5)
 Includes 125,000,000 shares (post-reverse split) issuable upon conversion of notes payable, and 32,622,529 shares (post-reverse split) issuable upon conversion of accrued interest on notes payable.  Also includes 92,000,000 shares (post-reverse split) issuable as a penalty for late registration of shares of common  stock underlying convertible notes payable, and warrants to purchase an additional 148,200,000 shares (post-reverse split) of common stock. Also includes 100,000 shares (post-reverse split) of common stock held by the children of Mr. Giakas.

ITEM 12. Certain Relationships and Related Transactions

At various times in 2004, 2005, and 2006, we entered into note payable agreements with certain related parties. The information concerning those notes is set forth below:

Note Holder	Relationship	Consideration	Interest Rate		Conversion Price	Principal Balance December 31, 2004	Principal Balance December 31, 2005	Principal Balance December 31, 2006
Michael Ferrone	Director	Cash	8%		$0.005	$160,000	$160,000	$160,000
Michael Ferrone	Director	Cash	8%	(a)	$0.005	75,000	75,000	75,000
Joel Gold	Director	Cash	8%		$0.005	50,000	50,000	50,000
Joel Gold	Director	Cash	8%		$0.005	100,000	100,000	25,000
Joel Gold	Director	Cash	8%		$0.005		25,000	25,000
Lauren M. Ferrone (child of Michael Ferrone)	Child of Director	Cash	8%	(a)	$0.005	10,000	10,000	10,000
Richard D. (child of Michael Ferrone)	Child of Director	Cash	8%	(a)	$0.005	10,000	10,000	10,000
Christian D. (child of Michael Ferrone)	Child of Director	Cash	8%	(a)	$0.005	10,000	10,000	10,000
Andrew I. Ferrone (child of Michael Ferrone)	Child of Director	Cash	8%	(a)	$0.005	10,000	10,000	10,000
Sam Klepfish	Director and Interim President	Services	8%		$0.005	-	-	9,000

(a)  In default at December 31, 2004, 2005, and 2006.

During the year ended December 31, 2004, the Company had the following transactions with related parties:

The Company received  loans in the amount of $160,000 and $75,000 from Michael Ferrone, and in the amount of $10,000 from each of four children of Mr. Ferrone.

The Company received loans in the amount of $50,000 and $100,000 from Joel Gold.

During the year ended December 31, 2005, the Company had the following transactions with related parties:

The Company received a loan in the amount of $25,000 from Joel Gold.

During the year ended December 31, 2006, the Company had the following transactions with related parties:

In June 2006, the Company converted $75,000 of the note payable to Joel Gold to 15,000,000 shares (post-reverse split) of common stock.

In May 2006, the Company issued 450,000 shares (post-reverse split) of common stock with a fair value of $16,200 to each of its Chief Operating Officer and acting Chief Financial Officer.

In May 2006, the Company issued 350,000 shares (post-reverse split) of commons stock with a fair value of $17,500 to its Chief Executive Officer.

In November 2006, the Company issued options to purchase 5,000,000 shares of common stock at a price of $0.005 per share to each of its board members: Joel Gold, Michael Ferrone, and Sam Klepfish.

ITEM 13. Exhibits

3.1
Articles of Incorporation  (incorporated by reference to exhibit 3.1 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

3.2	Bylaws of the Company

4.1
Form of Convertible Note (incorporated by reference to exhibit 4.1 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

4.2
Form of Convertible Note (incorporated by reference to exhibit 4.2 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

4.3
Form of Warrant - Class A (incorporated by reference to exhibit 4.3 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

4.4
Form of Warrant - Class B (incorporated by reference to exhibit 4.4 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

4.5
Form of Warrant - Class C (incorporated by reference to exhibit 4.5 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

10.1
Lease of the Company's offices at Naples, Florida (incorporated by reference to exhibit 10.1 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

10.2
Security and Pledge Agreement – IVFH (incorporated by reference to exhibit 10.2 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

10.3
Security and Pledge Agreement – FII (incorporated by reference to exhibit 10.3 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

10.4
Supply Agreement  with Next Day Gourmet, L.P. (incorporated by reference to exhibit 10.4 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

10.5
Subscription Agreement (incorporated by reference to exhibit 10.5 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

10.6
Management contract between the Company and Joseph DiMaggio, Jr.  (incorporated by reference to exhibit 10.2 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 17, 2006).

10.7
Management contract between the Company and Z. Zackary Ziakas (incorporated by reference to exhibit 10.3 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 17, 2006).

10.8
Agreement and Plan of Reorganization between IVFH and FII. (incorporated by reference to exhibit 10.6 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

14	Code of Ethics

21	Subsidiaries of the Company

31.1	Rule 13a-14(a) Certification of President

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Rule 1350 Certification of President

32.2	Rule 1350 Certification of Principal Financial Officer

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last three fiscal years for professional services rendered by Bernstein & Pinchuk LLP (“Accountant”)  for the audit of our annual financial statements, and review of financial statements included in our Form 10-QSB's: 2006: $75,000; 2005: $75,000 and 2004:  $65,000

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees above:  $0

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by Accountant:  $0.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by Bernstein & Pinchuck,  other than the services reported above: $0.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Innovative Food Holdings, Inc.
Naples, Florida

We have audited the accompanying balance sheets of Innovative Food Holdings, Inc and subsidiary (“the Company”) as of December 31, 2006, 2005 and 2004 and the related statements of operations, stockholders' deficiency, and cash flows for each of the three years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform, an audit of its Internal Control over financial reporting.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, 2005 and 2004 and the results of its operations and its cash flows for each of the three years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

As more fully described in Note 17, subsequent to the issuance of the Company’s 2004 financial statements and our report thereon dated April 27, 2005 and the Company’s 2005 financial statements and our report dated March 03, 2006, except for Note 7, for which the date is April 10, 2006, the Company restated those financial statements, expanded certain disclosures and added new ones. In our original reports we expressed unqualified opinions on the 2004 and 2005 financial statements, and our opinion on the revised financial statements, as expressed herein, remains unqualified.

/s/ Bernstein & Pinchuk LLP
New York, New York
August 24, 2007

Innovative Food Holdings, Inc.
Consolidated Balance Sheet

	December 31,	December 31,	December 31,
	2006	2005	2004
ASSETS		(Restated)	(Restated)
Current assets

Cash and cash equivalents	$118,518	$10,203	$28,011
Accounts receivable, net of allowance	315,699	439,110	325,498
Interest receivable	7,147	7,147	-
Loan receivable, net of allowance	285,000	95,000	-
Other current assets	15,509	1,507	-

Total current assets	741,873	552,967	353,509

Property and equipment, net of accumulated depreciation	92,628	94,694	103,821

Total assets	$834,501	$647,661	$457,330

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable and accrued liabilities	886,145	654,331	618,915
Accrued interest, net of discount	172,950	28,260	1,743
Accrued interest - related parties, net of discount	105,194	41,937	7,622
Amount due under bank credit line	24,272	24,247	24,520
Notes payable, current portion	927,421	784,000	-
Notes payable - related parties, current portion	384,000	425,000	115,000
Warrant liability	521,606	6,016,252	-
Conversion option liability	437,207	7,103,275	-
Penalty for late registration of shares	262,560	926,720	-
Total current liabilities	3,721,355	16,004,022	767,800

Notes payable	20,956	25,000	198,000
Notes payable - related parties	-	25,000	390,000
Total liabilities	3,742,311	16,054,022	1,355,800

(Deficiency in) stockholder's equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 151,310,796,
104,742,037, and 72,992,037 shares issued and outstanding at December 31, 2006,
2005, and 2004, respectively	15,131	10,474	7,299
Common stock subscribed	-	36,000	-
Additional paid-in capital	440,306	47,825	4,857,979
Accumulated deficit	(3,363,247)	(15,500,660)	(5,763,748)
Total (deficiency in) stockholder's equity	(2,907,810)	(15,406,361)	(898,470)

Total liabilities and (deficiency in) stockholders' equity	$834,501	$647,661	$457,330

The accompanying notes are an integral part of these consolidated financial statements.

Innovative Food Holdings, Inc.
Consolidated Statements of Operations

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
		(Restated)	(Restated)
Revenue	$7,074,088	$5,552,765	$4,669,233

Cost of goods sold	5,372,349	4,317,996	3,869,795
	1,701,739	1,234,769	799,438

Selling, General and administrative expenses	2,088,590	1,847,027	4,637,998
Total operating expenses	2,088,590	1,847,027	4,637,998

Operating loss	(386,851)	(612,258)	(3,838,560)

Other (income) expense:
Interest (income) expense	385,505	751,783	690,801
Cost of penalty for late registration of shares	1,668,792	2,162,560	-
Change in fair value of warrant liability	(5,579,541)	(4,346,713)	-
Change in fair value of conversion option liability	(6,666,068)	(5,361,958)	-
(gain) loss from marking to market - registration penalty	(2,332,952)	(1,235,840)	-
Total other (income) expense	(12,524,264)	(8,030,168)	690,801

Loss before income taxes	12,137,413	7,417,910	(4,529,361)

Income tax expense	-	-	-

Net income (loss)	$12,137,413	$7,417,910	$(4,529,361)

Net loss per share - basic (post reverse-splits)	$0.09	$0.08	$(0.10)

Weighted average shares outstanding - basic (post reverse-splits)	128,144,848	88,244,366	46,391,846

Weighted average shares outstanding - diluted (post reverse-splits)	230,873,419	88,244,366	46,391,846

The accompanying notes are an integral part of these consolidated financial statements.

Innovative Food Holdings, Inc.
Consolidated Statements of Cash Flows

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
		(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	12,137,413	$7,417,910	$(4,529,361)
Adjustments to reconcile net loss to to net
cash used in operating activities:
Depreciation and amortization	54,298	54,183	52,049
Value of warrants and options issued	84,895	-	-
Stock issued to employees for services performed	49,901	36,000	68,500
Stock issued to board members for services performed	-	-	136,000
Stock issued to consultants for services performed	-	45,400	2,420,000
Note payable issued to officer for salary	9,000	-	-
Options issued to officer	-	-	135,673
Reserve for bad debt	-	75,000	-
Amortization of discount on notes payable and interest on notes payable	9,000	605,000	703,000
Cost of penalty due to late registration of shares	1,668,792	2,162,560	-
Change in fair value of warrant liability	(5,579,541)	(4,358,284)	-
Change in fair value of conversion option liability	(6,666,068)	(5,350,387)	-
Change in fair value of penalty for late registration of shares	(2,332,952)	(1,235,840)	-
Changes in assets and liabilities:
Accounts receivable, net	123,411	(113,612)	(60,482)
Interest receivable	-	(7,147)	-
Prepaids	(14,002)	(1,507)	-
Accounts payable and accrued expenses	634,628	196,245	100,617
Other current liabilities	-	-	-
Net cash provided by (used in) operating activities	178,775	(474,479)	(974,004)

Cash flows from investing activities:
Loan to Pasta Italiano	(190,000)	(170,000)	0
Acquisiton of property and equipment	(26,445)	(45,056)	(78,644)
Net cash (used in) investing activities	(216,445)	(215,056)	(78,644)

Cash flows from financing activities:
Proceeds from issuance of debt	160,000	605,000	715,920
Proceedds from (payments on) bank credit line	25	(273)	382
Principal payments on debt	(14,040)	-	-
Proceeds from sale of common stock	-	67,000	320,225
Net cash provided by financing activities	145,985	671,727	1,036,527

Increase (decrease) in cash and cash equivalents	108,315	(17,808)	(16,121)

Cash and cash equivalents at beginning of period	10,203	28,011	44,132

Cash and cash equivalents at end of period	118,518	$10,203	$28,011

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-	$-

Taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Innovative Food Holdings, Inc.
Consolidated Statements of Cash Flows
(continued)

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
		(Restated)	(Restated)
Common stock issued to consultants for services	$-	$45,667	$2,420,000

Notes payable issued for acquisition of computer equipment	$25,385	$-	$-

Value of warrants issued	$28,143	$-	$-

Commmon stock issued for conversion of notes payable and accrued interest	$70,255	$49,000	$788,176

Conversion of current liabilities to common stock	$-	$-	$339,750

Common stock issued to employees as bonuses	$49,901	$-	$68,500

Common stock issued to board members as compensation	$-	$-	$136,000

Charge to equity for change to liability method for value
of beneficial conversion feature of notes payable	$-	$12,528,662

Charge to equity for change to liability method of warrant valuation		$10,374,536

Value of warrants and options issued as compensation	$67,500	$-	$-

Revaluation of conversion option liability	$(6,666,068)	$(5,361,958)	$-

Revaluation of warrant liability	$(5,579,541)	$(4,346,713)	$-

Cost of penalty for late registration of shares	$1,668,792	$2,162,560	$-

Revaluation of penalty for late registration of shares	$(2,332,952)	$(1,235,840)	$-

The accompanying notes are an integral part of these consolidated financial statements.

Innovative Food Holdings, Inc. and subsidiary
Consolidated Statements of Stockholders' Deficiency
For the three years ended December 31, 2006

	Common Stock			Common Stock	Accum
	Amount	Value	APIC	Subscribed	Deficit	Total
Balance at December 31, 2003	25,000,000	$2,500	$(2,500)	$-	$(1,234,387)	$(1,234,387)

Shares outstanding at time of merger	157,037	16	(16)	-	-	(0)

Common stock issued for services performed	18,700,000	1,870	2,418,130	-	-	2,420,000

Common stock sold for cash	15,000,000	1,500	318,725	-	-	320,225

Common stock issued for conversion of note payable and current liab	4,910,000	491	787,685	-	-	788,176

Common stock issued for conversion of current liabilities	1,300,000	130	339,620	-	-	339,750

Common stock to employee and boardmembers for services performed	7,925,000	792	203,708	-	-	204,500

Value of options issued to officer	-	-	135,673	-	-	135,673

Beneficial conversion feature of accrued interest	-	-	28,954	-	-	28,954

Beneficial conversion feature of notes payable	-	-	628,000	-	-	628,000

Loss for the year ended December 31, 2004	-	-	-	-	(4,529,361)	(4,529,361)

Balance at December 31, 2004	72,992,037	$7,299	$4,857,979	$-	$(5,763,748)	$(898,470)

Common stock issued for conversion of note payale	5,000,000	500	(500)	-	-	-

Common stock issued to employees for services performed	750,000	75	8,925	-	-	9,000

Common stock issued to consultants for services performed	100,000	10	1,290	-	-	1,300

Common stock issued to consultants for services performed	100,000	10	1,290	-	-	1,300

Common stock issued to consultants for services performed	100,000	10	1,290	-	-	1,300

Common stock issued to board members for services performed	2,500,000	250	32,250	-	-	32,500

Common stock sold for cash	13,400,000	1,340	65,660	-	-	67,000

Common stock issued for conversion of note payable	8,800,000	880	43,120	-	-	44,000

Common stock issued for conversion of note payable	1,000,000	100	4,900	-	-	5,000

The accompanying notes are an integral part of these consolidated financial statements.

Innovative Food Holdings, Inc. and subsidiary
Consolidated Statements of Stockholders' Deficiency
For the Three Years Ended December 31, 2006
(continued)

	Common Stock			Common Stock	Accum
	Amount	Value	APIC	Subscribed	Deficit	Total
Common stock subscribed for employee bonus	-	-	-	36,000	-	36,000

Beneficial conversion feature of notes payable	-	-	195,795	-	-	195,795

Beneficial converson feature of accrued interest	-	-	91,911	-	-	91,911

Fair value of warrants	-	-	409,205	-	-	409,205

Change in method of accounting for warrant liability	-	-	-	-	(10,374,536)	(10,374,536)

Change in method of accounting for conversion option liability	-		(5,665,290)		(6,780,286)	(12,445,576)

Loss for the year ended December 31, 2005	-	-	-	-	7,417,910	7,417,910

Balance at December 31, 2005	104,742,037	$10,474	$47,825	$36,000	$(15,500,660)	$(15,406,361)

Issuance of shares previously subscribed	600,000	60	35,940	(36,000)	-	-

Common shares issued for conversion of note payable	34,718,759	3,472	142,256			145,728

Discount due to BCF of interest accrued on convertible notes payable			156,510			156,510

Common shares issued for acquisition, to be cancelled	10,000,000	1,000	(1,000)			-

Common shares issued to employee as bonus	900,000	90	32,310			32,400

Common shares issued to officer as bonus	350,000	35	17,465			17,500

Discount due to BCF of convertible note payable			9,000			9,000

Income for the year ended December 31, 2006					12,137,413	12,137,413

Balance at December 31, 2006	151,310,796	$15,131	$440,306	$-	$(3,363,247)	$(2,907,810)

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005,  AND 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Acquisition and Corporate Restructure

We were initially formed in June 1979 as Alpha Solarco Inc., a Colorado corporation. From June 1979 through February 2004, we were either inactive or involved in discontinued business ventures. In February 2003 we changed our name to Fiber Application Systems Technology, Ltd.

On January 26, 2004, through a share exchange, the shareholders of FII converted 10,000 shares (post-reverse split) of FII common stock outstanding into 25,000,000 shares (post-reverse split) of IVFH. On January 29, 2004, in a transaction known as a reverse acquisition, the shareholders of IVFH exchanged 25,000,000 shares (post-reverse split) of IVFH for 25,000,000 shares (post-reverse split) of Fiber Application Systems Technology, Ltd. (formerly known as Alpha Solarco) (“Fiber”), a publicly-traded company.   The shareholders of IVFH thus assumed control of Fiber, and Fiber changed its name to Innovative Food Holdings, Inc.  The 25,000,000 shares (post-reverse split) of Innovative Food Holdings are shown on the Company’s balance sheet at December 31, 2003 as shares outstanding.  These shares are shown at their par value of $2,500 as a decrease of additional paid-in capital at the acquisition date of January 29, 2004.   There were 157,037 shares (post-reverse split) outstanding in Fiber at the time of the reverse acquisition; the par value of these shares, or $16, was transferred from additional paid-in capital at the time of the reverse acquisition.

The Company had a 1-for-200 reverse split of its common stock effective March 8, 2004.  There were a total of 30,011,706 shares issued and outstanding immeditately before the reverse split, and 157,037 shares issued and outstanding immediately after the reverse split.

Business Activity

FII is in the business of providing premium white tablecloth restaurants with the freshest origin-specific perishables and specialty products direct from its network of vendors to the end users (restaurants, hotels, country clubs, national chain accounts, casinos, and catering houses) within 24 - 48 hours, except as stated hereafter, eliminating all wholesalers and distributors. We currently sell the majority of our products through a distributor relationship with Next Day Gourmet, L.P., and a subsidiary of US Foodservice, Inc. (“USF”), a $20 Billion broadline distributor owned by Dutch grocer Royal Ahold.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates.

Principles of Consolidation

The accompanying consolidates financial statements include the accounts of the Company and its wholly owned subsidiary,  Food Innovations, Inc.  All material intercompany transactions have been eliminated upon consolidation of these entities.

Revenue Recognition

The Company recognizes revenue upon shipment of the product from the vendor.  Shipping and handling costs incurred by the Company are included in cost of goods sold.

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting  Bulletin ("SAB") No. 104,  "Revenue  Recognition,"  which superseded SAB No. 101, "Revenue  Recognition in Financial  Statements." SAB No. 101 requires that four basic criteria must be met before revenue can be recognized:  (1) persuasive  evidence of an arrangement exists; (2) delivery has occurred;   (3)  the  selling   price  is  fixed  and   determinable;   and  (4) collectibility is reasonably assured.  Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.  SAB No. 104 incorporates Emerging Issues Task Force ("EITF") No. 00-21,  "Multiple-Deliverable Revenue Arrangements."  EITF No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The effect of implementing EITF No. 00-21 on the Company's consolidated financial position and results of operations was not significant. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.  EITF No.  00-21 became effective for revenue arrangements entered into in periods beginning after June 15, 2003.  For revenue arrangements occurring on or after August 1, 2003, the Company revised its revenue recognition policy to comply with the provisions of EITF No. 00-21.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005,  AND 2004

Cash and Cash Equivalents

Cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  Accounts receivable are presented net of an allowance for doubtful accounts of $10,000, $18,399, and $65,000 at December 31, 2006, 2005, and 2004, respectively.

Property and Equipment

Property and equipment are valued at cost.  Depreciation is provided over the estimated useful lives up to five years using the straight-line method.  Leasehold improvements are depreciated on a straight-line basis over the term of the lease.

The estimated service lives of property and equipment are as follows:

Computer Equipment                  3 years
Office Furniture and Fixtures     5 years

Inventories

The Company does not currently maintain any material amount of inventory.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are   individually   classified as current and non-current based on their characteristics.  Realization of the deferred tax asset is dependent on generating sufficient taxable income in future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management,  it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Fair Value of Financial Instruments

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, notes payable, line of credit, accounts payable and accrued expenses, none of which is held for trading, approximates their estimated fair values due to the short-term maturities of those financial instruments.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005,  AND 2004

Long-Lived Assets

The Company reviews its fixed assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for impairment is required to be performed by management at least annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

As of December 31, 2006, 2005, and 2004,  the Company’s management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  The Company does not have any items of comprehensive income in any of the periods presented.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders less preferred dividends by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive.  The Company has excluded all out standing warrants, options, and shares issuable upon conversion of preferred stock to common stock from the calculation of diluted net loss per share because these securities are anti-dilutive.

Liquidity

As reflected in the accompanying consolidated financial statements, the Company had net income (loss) of $12,137,413, $7,417,910, and $(4,529,361) for the years ended December 31, 2006, 2005 and 2004, respectively, but this variance was principally due to changes in fair values of warrant, conversion option and registration penalty liabilities rather than improved operations. The Company  has an accumulated deficit of $3,363,247, $15,500,660, and $5,763,748 at  December 31, 2006, 2005, and 2004, respectively.  In addition, the Company’s current liabilities exceeded its current assets by $2,983,928, $15,451,055, and $414,291as of December 31, 2006, 2005, and 2004, respectively.  Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash in investments with credit quality institutions.  At times, such investments may be in excess of applicable government mandated insurance limit.  Concentrations of credit risk with respect to trade receivables are limited to the large number of customers comprising the Company’s customer base.

Reclassification

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005,  AND 2004

Stock-Based Compensation

On January 1, 2006 the company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123 (R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values. SFAS 123 (R) supersedes the company's previous accounting under Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees" ("APB 25") for the periods beginning fiscal 2006.

The  company  adopted  SFAS 123 (R) using the  modified  prospective  transition method,  which required the application of the accounting standard as of January 1, 2006. The company's  Consolidated  Financial  Statements as of and for twelve months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the company's Consolidated Financial Statements  for the prior periods have not been restated to reflect,  and do not include the impact of SFAS 123 (R). Stock based compensation  expense recognized under SFAS 123 (R) for the three  months  ended December 31,  2006 was $0. Pro forma stock based compensation was $0 for the three months ended December 31, 2006.

Stock-based  compensation  expense  recognized during the period is based on the value of the portion of share-based  payment awards that is ultimately  expected to vest during the period.

A summary of option  activity  (post-reverse split) under the Plan as of December 31,  2006,  and changes during the period then ended are presented below:

	Options	Weighted- Average Exercise Price
Outstanding December 31, 2004	500,000	$0.50
Issued
Exercised
Forfeited or expired

Outstanding December 31, 2005	500,000	$0.50
Issued	15,000,000	0.01
Exercised	-	-
Forfeited or expired	-	-

Outstanding at December 31, 2006	15,500,000	$0.02
Non-vested at December 31, 2006	200,000	$0.01
Exercisable at December 31, 2006	15,300,000	$0.02

Aggregate intrinsic value of options outstanding and options exercisable at December 31, 2006 was $0. Aggregate intrinsic value represents the difference between the company's  closing  stock price on the last  trading  day of the fiscal  period, which was $0.01 (post-reverse split) as of December 31, 2006,  and the exercise  price  multiplied by the number  of  options  outstanding.  As  of  December 31,  2006,  total  unrecognized stock-based compensation expense related to non-vested stock options was $0. The total fair value of options vested was $67,500 for the three-month periods ended December 31, 2006.

Significant Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's results of operations or financial position.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005,  AND 2004

In May 2003,  the FASB  issued  SFAS No.  150,  Accounting  for Certain Financial  Instruments with Characteristics of Both liabilities and Equity. SFAS 150  establishes  standards on the  classification  and  measurement  of certain financial  instruments with  characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial  instruments  entered into or modified  after May 31, 2003 and to all other  instruments  that exist as of the beginning of the first interim  financial  reporting period beginning after June 15,  2003.  The  adoption  of SFAS 150 did not  have a  material  impact  on the Company's results of operations or financial position.

In  December  2003,  the  FASB  issued  a  revision  of SFAS  No.  132, "Employers' Disclosures About Pensions And Other Postretirement  Benefits." This pronouncement,  SFAS No. 132-R,  expands  employers'  disclosures  about pension plans and other post-retirement benefits, but does not change the measurement or recognition of such plans required by SFAS No. 87, No. 88, and No. 106. SFAS No. 132-R retains the existing disclosure requirements of SFAS No. 132, and requires certain  additional  disclosures  about defined benefit  post-retirement  plans. Except as described in the following  sentence,  SFAS No. 132-R is effective for foreign  plans for fiscal years ending after June 15, 2004;  after the effective date, restatement for some of the new disclosures is required for earlier annual periods. Some of the interim-period disclosures mandated by SFAS No. 132-R (such as the components of net periodic benefit cost, and certain key assumptions) are effective  for foreign  plans for quarters  beginning  after  December 15, 2003; other interim-period  disclosures will not be required for the Company until the first  quarter of 2005.  Since the  Company  does not have any  defined  benefit post-retirement  plans,  the  adoption  of this  pronouncement  did not have any impact on the Company's results of operations or financial condition.

In November  2004,  the  FASB issued SFAS 151,  Inventory  Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory  Pricing," to clarify the accounting for abnormal amounts of idle facility  expense,  freight, handling costs, and wasted material  (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously  stated that ". . . under some  circumstances,  items such as idle facility expense,  excessive spoilage,  double freight, and rehandling costs may be so abnormal as to require  treatment as current period  charges.  . . ." This Statement  requires  that those items be recognized  as  current-period  charges regardless  of whether they meet the  criterion of "so  abnormal."  In addition, this Statement  requires that  allocation of fixed  production  overheads to the costs  of  conversion  be  based  on  the  normal  capacity  of  the  production facilities.  This  Statement is effective for inventory  costs  incurred  during fiscal  years  beginning  after June 15, 2005.  Management  does not believe the adoption  of this  Statement  will  have any  immediate  material  impact on the Company.  In December  2004, the FASB issued SFAS No.152,  "Accounting  for RealEstate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The  amendments  made by Statement  152 This  Statement  amends FASB Statement  No.  66,  Accounting  for  Sales of Real  Estate,  to  reference  the financial  accounting  and  reporting  guidance  for  real  estate  time-sharing transactions  that is  provided  in AICPA  Statement  of  Position  (SOP)  04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67,  Accounting  for Costs and Initial  Rental  Operations of Real Estate Projects,  to state that the guidance for (a) incidental  operations and (b) costs  incurred  to sell  real  estate  projects  does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is  subject  to the  guidance  in SOP 04-2.  This  Statement  is  effective  for financial  statements  for fiscal  years  beginning  after June 15,  2005.  with earlier  application  encouraged.  The  Company  does  not  anticipate  that the implementation  of this  standard  will have a material  impact on its financial position,  results of  operations  or cash flows.

On  December  16,  2004,  the FASB published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R").SFAS 123R  requires  that  compensation  cost  related  to  share-based payment  transactions  be recognized in the  financial  statements.  Share-based payment  transactions  within  the scope of SFAS  123R  include  stock  options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase  plans.  The provisions of SFAS 123R are effective as of the first  interim  period that begins  after June 15,  2005.  Accordingly,  the Company has implemented  the revised  standard in the third quarter of fiscal year 2005.  Previously,   the Company accounted for its share-based payment transactions under  the  provisions  of APB  25,  which  does  not  necessarily  require  the recognition  of  compensation  cost in the financial  statements.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary  Assets, an amendment of APB Opinion No. 29,  Accounting for Nonmonetary  Transactions (" SFAS 153").  This statement amends APB Opinion 29 to eliminate the exception  for  nonmonetary  exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable,  the transaction must be accounted for at fair  value  resulting  in  recognition  of any  gain or  loss.  SFAS  153 is effective for  nonmonetary  transactions in fiscal periods that begin after June 15,  2005.  The Company  does not  anticipate  that the  implementation  of this standard  will have a  material  impact on its  financial  position,  results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, ("FAS 154"), "Accounting Changes and Error Corrections." FAS 154 establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. FAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. FAS 154 becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). An entity may make a one-time election to adopt the transition methoddescribed in this guidance and may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this guidance, which was November 11, 2005. The company has elected not to adopt the alternative transition method provided in FAS 123(R)-3 for calculating the tax effects of share-based compensation pursuant to SFAS 123(R).

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005,  AND 2004

In December 2004, the FASB issued FASB Statement No. 123(R), ("FAS 123(R)"), "Share-Based Payment," which is a revision of FASB Statement No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation." FAS 123(R) supersedes APB Opinion No. 25, (APB 25), "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." FAS 123(R) requires all share-based payments to employees, including grants of employee stock options,  to be recognized in the financial statements based on their fair values at the date of grant and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Excess tax benefits, as defined by FAS 123(R), will be recognized as an addition to common stock. In April 2005, the SEC adopted a new rule that amends the compliance dates for FAS 123(R). In accordance with the new rule, we are required to implement FAS 123(R) at the beginning of our interim period that began January 1, 2006. The Commission's new rule does not change the accounting required by FAS 123(R); it changes only the dates of compliance.

Our calculation of share-based compensation expense in future periods will be calculated using the Black-Scholes option valuation model and will include the portion of share-based payment awards that is ultimately expected to vest during the period and therefore will be adjusted to reflect estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to 2006, we accounted for forfeitures as they occurred. For share awards granted after January 1, 2006, expenses will be amortized under the straight-line attribution method. For share awards granted prior to 2006, expenses are amortized under the straight-line single option method prescribed by SFAS 123. We expect that our adoption of FAS 123(R) in 2006 will have a material impact on our results of operations and net loss per share.

In February 2006, the FASB issued SFAS No. 155. “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140,” or SFAS No. 155. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No.156 did not have a material impact on the Company's financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005,  AND 2004
2. ACCOUNTS RECEIVABLE

At December 31, 2006, 2005,  and 2004 accounts receivable consists of:

	2006	2005	2004
Accounts receivable from customers	$325,699	$457,509	$390,498
Allowance for doubtful accounts	(10,000)	(18,399)	(65,000)
Accounts receivable, net	$315,699	$439,110	$325,498

3. OTHER CURRENT ASSETS

At December 31, 2006, 2005,  and 2004, other current assets consist of the following:

	2006	2005	2004
Prepaid expenses	$13,734	$1,507	$-
Employee receivable	1,775	-	-
Total	$15,509	$1,507	$-

4. LOAN RECEIVABLE AND INTEREST RECEIVABLE

The balance of loan receivable consisted of a loan to Pasta Italiana, Inc in the amount of $360,000, $170,000, and $0 at December 31, 2006, 2005,  and 2004, respectively.  This note bears interest in the amount of 15% per annum, and  matured on August 24, 2006.  At December 31, 2005, the Company has reserved $75,000 of the loan receivable and recognized interest income from this loan in the amount of $7,147. During the year ended December 31, 2006 the Company recognized no interest income on this note

5. PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, 2006, 2005, and 2004 is as follows:

	2006	2005	2004
Computer hardware and software	$228,970	$178,088	$163,099
Furniture and fixtures	82,213	80,863	50,795
Less accumulated depreciation and amortization	(218,555)	(164,257)	(110,073)
Total	$92,628	$94,694	$103,821

Depreciation and amortization expense for property and equipment amounted to $52,298, $54,183, and $52,049 for the years ended December 31, 2006, 2005 and 2004, respectively.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005,  AND 2004

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2006, 2005,  and 2004 are as follows:

	2006	2005	2004
Accounts payable and accrued expenses	$880,130	$650,543	$613,857
Accrued commissions	6,015	3,788	5,058
Total	$886,145	$654,331	$618,915

7.  ACCRUED INTEREST

Accrued interest on the Company’s convertible notes payable is convertible at the option of the note holders into the Company’s common stock at price ranging from of $0.005 to $0.10 per share (post reverse-split).  There is a beneficial conversion feature embedded in the convertible accrued interest.  The Company is amortizing this beneficial conversion feature over the life of the related party notes payable.  During the twelve months ended December 31, 2006, 2005, and 2004, the amounts of $130,200, $128,684, and $28,954, respectively, were credited to additional paid-in capital as a discount on accrued interest.  Of this amount, a total of $176,053 was expensed to interest during the twelve months ended December 31, 2006; $55,044 was expensed to interest during the twelve months ended December 31, 2005; and $6,672 was expensed to interest during the twelve months ended December 31, 2004.

At December 31, 2006, the Company has the following accrued interest on its balance sheet:
	Gross	Discount	Net
Non-related parties	$194,337	$21,387	$172,950
Related parties	105,194	-	105,194
Total	$299,531	$21,387	$278,144

At December 31, 2005, the Company has the following accrued interest on its balance sheet:

	Gross	Discount	Net
Non-related parties	$70,970	$42,710	$28,260
Related parties	65,985	24,048	41,937
Total	$136,955	$66,758	$70,197

At December 31, 2004, the Company has the following accrued interest on its balance sheet:

	Gross	Discount	Net
Non-related parties	$7,721	$5,978	$1,743
Related parties	23,715	16,093	7,622
Total	$31,436	$22,071	$9,365

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005,  AND 2004
8. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

The Company has a line of credit with Wachovia Bank in the amount of $25,000.  The outstanding balance as of December 31, 2006, 2005, and 2004 was $24,272, 24,247, and 24,520, respectively.

At December 31, 2006, 2005, and 2004, the Company has outstanding notes payable in the aggregate amount of $1,332,377, $1,259,000, and $703,000, respectively.  Notes payable and notes payable to related parties at December 31, 2006, 2005, and 2004, consisted of the following:

2006	2005	2004
Convertible note payable in the original amount of $350,000 to Alpha Capital Aktiengesselschaft (“Alpha Capital”), dated February 25, 2005. This note consists of $100,000 outstanding under a previous note payable which was cancelled on February 25, 2005, and $250,000 of new borrowings. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note  entered technical default status on May 16, 2005.   The note originally carried  interest at the rate of 8% per annum, and is due in full on February 24, 2007.  Upon default, the note’s interest rate increased to 15% per annum, and the note became immediately due. The note is convertible into common stock of the Company at a conversion price of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $250,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company  at a conversion price of $0.005 per share (post-reverse split). Interest in the amount of $51,883, $40,280, and $1,381 was accrued on this note during the twelve months ended December 31, 2006,   2005, and 2004 respectively. During the twelve months ended December 31, 2006 the note holder converted $5,000 into shares of common stock. During the twelve months ended December 31, 2006 the holder of the note converted $27,865 of accrued interest into common stock.   This note is in default at December 31, 2006 and 2005.
$345,000	$350,000	$--

Convertible note payable in the amount of $160,000 to Michael Ferrone, a board member and related party, dated March 11, 2004. The note bears interest at the rate of 8% per annum, and was originally due in full on March 11, 2006. On February 25, 2005, an amendment to the convertible note was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible by the holder into common stock of the Company at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $160,000 was recorded as a discount to the note, and was amortized  to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share (post-reverse split)  Interest in the amount of $12,799, $12,799, and $10,344  was accrued on this note during  the twelve months ended December 31, 2006,   2005,  and 2004, respectively.
$160,000	$160,000	$160,000

Convertible note payable in the original amount of $100,000 to Joel Gold, a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006. The note is convertible by the holder into common stock of the Company at a conversion price of $0.005 per share (post-reverse split).  A beneficial conversion feature in the amount of $100,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share (post-reverse split).  Interest in the amount of $4,712,  $7,999, and $1,775 was accrued on this note during the twelve months ended December 31, 2006, 2005, and 2004, respectively.  During the twelve months ended December 31, 2006, $75,000 of the principal amount was converted into common stock.
$25,000	$100,000	$100,000

Convertible note payable in the amount of $85,000 to Briolette Investments, Ltd, dated March 11, 2004. The note bears interest at the rate of 8% per annum, and is due in full on March 11, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature  in the amount of $85,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible by the holder into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $3,269, $5,512, and $5,499 was accrued on this note during the twelve months ended December 31, 2006, 2005, and 2004, respectively. During the twelve months ended December 31, 2005, the note holder converted $44,000 of the note payable into common stock.    During the twevle months ended December 31, 2006, the Company made a $3,000 cash payment on the principal amount of the note.
$38,000	$41,000	$85,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005,  AND 2004

Convertible note payable in the amount of $80,000 to Brown Door, Inc., dated March 11, 2004. The note bears interest at the rate of 8% per annum, and was due in full on March 11, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $80,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share (post-reverse split)   Interest in the amount of $6,403, $6,403, and $5,175 was accrued on this note during the twelve months ended December 31, 2006, 2005,  and 2004, recpectively.
$80,000	$80,000	$80,000

Convertible note payable in the amount of $50,000 to Whalehaven Capital Fund, Ltd. (“Whalehaven Capital”) dated February 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisites numbers of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note is in technical default as of May 16, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on February 24, 2007. Upon default, the note’s interest rate increased to 15% per annum, and the note became due immediately. The note is convertible into common stock of the Company at a conversion of $0.005 per share (post-reverse split).  A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense during the three months ended March 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $6,750 and $5,582 was accrued on this note during the twelve months ended December 31, 2006 and 2005, respectively.  During the twelve months ended December 31, 2006, $5,000 of principal was converted into common stock.  During the twelve months ended December 31, 2006 the holder of the note converted $5,000 of principal and $589 of accrued interest into shares of common stock.    This note is in default at December 31, 2006.
$40,000	$50,000	$--

Convertible note payable in the amount of $50,000 to Oppenheimer & Co., / Custodian for Joel Gold IRA, a related party, dated March 14, 2004. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005.  Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $4,003, $4003, and $3,235 was  accrued on this note during the twelve months ended December 31, 2006, 2005, and 2004, respectively.
$50,000	$50,000	$50,000

Convertible note payable in the original amount of $30,000 to Huo Hua dated May 9, 2005. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006.  The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share(post-reverse split)  Interest in the amount of $1,671 and $1,552 was  accrued on this note during the twelve months ended December 31, 2006 and 2005, respectively. During the twelve months ended December 31, 2006, the note holder converted $10,000 of principal into common stock.
$20,000	$30,000	$--

Convertible note payable in the original amount of $5,000 to Ke Du Hua dated May 9, 2005. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006.  The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $5,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. This note was converted to common stock during the year ended December 31, 2005.  Accrued interest is convertible into common stock of the Company at a price of $0.005 per share(post-reverse split)  Interest in the amount of $211 was accrued on this note during the twelve months ended December 31, 2005.
$--	$--	$--

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005,  AND 2004

Convertible note payable in the amount of $25,000 to Joel Gold a board member and related party, dated January 25, 2005. The note bears interest at the rate of 8% per annum, and is due in full on January 25, 2007.  The note is convertible into common stock of the Company  at a conversion of $0.025 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.025 per share. Interest in the amount of $1,999 and $1,862 was accrued on this note during the twelve months ended December 31, 2006 and 2005, respectively.
$25,000	$25,000	$--

Convertible note payable in the amount of $25,000 to The Jay & Kathleen Morren Trust  dated January 25, 2005. The note bears interest at the rate of 6% per annum, and is due in full on January 25, 2007.  The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split) Interest in the amount of $1,496 and $1,391 was accrued on this note during the twelve months ended December 31, 2006 and 2005, respectively.
$25,000	$25,000	$--

Convertible note payable in the amount of $10,000 to Lauren M. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share (post-reverse split). Interest in the amount of $801, $801, and $176 was accrued on this note during the twelve months ended December 31, 2006, 2005, and 2004, respectively.   This note is in default at December 31, 2006.
$10,000	$10,000	$10,000

Convertible note payable in the amount of $10,000 to Richard D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share (post-reverse split). Interest in the amount of $801, $801, and $176 was accrued on this note during the twelve months ended December 31, 2006, 2005, and 2004, respectively.   This note is in default at December 31, 2006.
$10,000	$10,000	$10,000

Convertible note payable in the amount of $10,000 to Christian D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of  8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share  (post-reverse split). Interest in the amount of $801, $801, and $176 was accrued on this note during the twelve months ended December 31, 2006, 2005, and 2004, respectively.  This note is in default at December 31, 2006.
$10,000	$10,000	$10,000

Convertible note payable in the amount of $10,000 to Andrew I. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share  (post-reverse split). Interest in the amount of $801, $801, and $176 was accrued on this note during the twelve months ended December 31, 2006, 2005,  and 2004, respectively. This note is in default at December 31, 2006.
$10,000	$10,000	$10,000

Convertible note payable in the amount of $8,000 to Adrian Neilan dated March 11, 2004. The note bears interest at the rate of 8% per annum, and is due in full on October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $8,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $639, $639, and $517 was accrued on this note during the twelve months ended December 31, 2006,  2005, and 2004, respectively.
$8,000	$8,000	$8,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005,  AND 2004
Convertible note payable in the amount of $5,000 to Matthias Mueller dated March 11, 2004. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $5,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share  (post-reverse split). Interest in the amount of $401, $401, and $324 was accrued on this note during the twelve months ended December 31, 2006, 2005, and 2004, respectively.
$5,000	$5,000	$5,000

Convertible note payable in the amount of $120,000 to Alpha Capital dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note is in technical default as of November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $120,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $18,000 and $4,471 was accrued on this note during the twelve months ended December 31, 2006 and 2005, respectively. This note is in default at December 31, 2006.
$120,000	$120,000	$--

Convertible note payable in the amount of $30,000 to Whalehaven Capital dated August 25, 2005.  We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in in technical default as of November 13, 2006.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $4,499 and $1,117 was accrued on this note during the twelve months ended December 31, 2006 and 2005, respectively.  This note is in default at December 31, 2006.
$30,000	$30,000	$--

Convertible note payable in the original amount of $25,000 to Asher Brand, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default as of November 13, 2006.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split) Interest in the amount of $3,666 and $931 was accrued on this note during the twelve months ended December 31, 2006 and 2005, respectively. During the three months ended September 30, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock. This note is in default at December 31, 2006.
$23,000	$25,000	$--

Convertible note payable in the original amount of $25,000 to Momona Capital, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default at November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $3,666 and $931 was accrued on this note during the twelve months ended December 31, 2006 and 2005, respectively During the twelve months ended December 31, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock. This note is in default at December 31, 2006.
$23,000	$25,000	$--

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005,  AND 2004

Convertible note payable in the amount of $10,000 to Lane Ventures dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default at November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $1,332 and $372 was accrued on this note during the  twelve months ended December 31, 2006 and 2005, respectively.   During the twelve months ended December 31, 2006, the holder of the note converted $4,000 of principal and $1,467 of accrued interest into common stock.  This note is in default at December 31, 2006.
$6,000	$10,000	$--

Convertible note payable in the amount of $10,000 to Carol Houston, the Company’s Controller and Principal Financial Officer until November 2007, dated November 29, 2005. The note bears interest at the rate of 8% per annum, and is due in full on November 29, 2006. The note is convertible into common stock of the Company  at a conversion of $0.025 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the three months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share  (post-reverse split). Interest in the amount of $201 and $70 was accrued on this note during the twelve months ended December 31, 2006 and  2005, respectively. The entire principal amount of $10,000 and accrued interest of $271 was paid in cash in April, 2006.
$--	$10,000	$--

Note payable in the amount of $120,000 to Alpha Capital, dated February 7, 2006. The originally carried interest at the rate of 15% per annum, and was originally due in full on February 7, 2007. The Company is not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable.  Interest in the amount of $20,022 was accrued on this note during the twelve months ended December 31, 2006.   This note is in default at December 31, 2006.
$120,000	$--	$--

Note payable in the amount of $30,000 to Whalehaven Capital dated February 7, 2006. The note originally  carried interest at the rate of 15% per annum, and was due in full on February 7, 2007. The Company is not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable.  Interest in the amount of $5,006 was accrued on this note   during the twelve months ended December 31, 2006.   This note is in default at December 31, 2006.
	$30,000	$--	$--

Note payable in the amount of $75,000 to Michael Ferrone , dated August 2, 2004. The note bears interest at the rate of 8% per annum, and was due in full on February 2, 2005. Interest in the amount of $6,000, $6,000, and $2,482 was accrued on this note during the twelve months ended December 31, 2006, 2005, and 2004, respectively. This note is in default at December 31, 2006.	$75,000	$75,000	$75,000

Two convertible notes payable in the amount of $4,500 each to Sam Klepfish, the Company’s Interim President and a related party, dated November 1 and December 1, 2006. Pursuant to the Company’s employment agreement with Mr. Klepfish, the amount of $4,500 in salary is accrued each month to a note payable. These notes bear interest at the rate of 8% per annum. These notes and accrued interest are convertible into common stock of the Company at a rate of $0.005 per share. Interest in the aggregate amount of $89 was accrued on these notes during the twelve months ended December 31, 2006.	$9,000	$--	$--

Note payable in the amount of $10,000 to Alpha Capital, dated May 19, 2006. The note bears interest at the rate of 15% per annum, and was due in full on November 19, 2006. Interest in the amount of $1,137 was accrued on this note during the twelve months ended December 31, 2006.	$10,000	$--	$--

Note payable in the original amount of $25,787 to Microsoft Corporation dated May 3, 2006. The note bears interest at the rate of 9.7% per annum, and is payable in 60 monthly payments of $557 beginning October 1, 2006. Negative interest in the amount of $630 was capitalized to this note during the twelve months ended December 31, 2006. Principal and interest in the amounts of $1,040 and $632, respectively, were paid on this note during the twelve months ended December 31, 2006.	$25,378	$--	$--

Total	$1,332,377	$1,259,000	$703,000
Less: Current maturities	(1,311,421)	(1,209,000)	(115,000)
Long-term portion	$20,956	$50,000	$588,000

Total Non-related parties	$868,377	$729,000	$198,000
Total related parties	464,000	530,000	505,000
Total	$1,332,377	$1,259,000	$703,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005,  AND 2004

Accounting for Conversion Options Embedded in Convertible Notes and Convertible Interest

The Company has certain convertible notes payable which contain embedded beneficial conversion features.  Through August 2005, the beneficial conversion features of these convertible notes were accounted for by the equity method, whereby the intrinsic value of the beneficial conversion features were considered discounts to the notes. These discounts were immediately amortized to interest expense. During September 2005, the number of shares of the Company’s common stock issued and issuable exceeded the number of shares of common stock the Company had authorized, and this triggered a change in the manner in which the Company accounts for these  beneficial conversion features.  In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), the debt features provision contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes.  Accordingly, the features qualified as embedded derivative instruments at September 30, 2005 and because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounting for separately from the debt instrument and recorded as derivative financial instruments.  In September 2005, the Company valued the  beneficial conversion features of its notes payable using the Black-Scholes valuation method, and arrived at an aggregate value of  $12,528,662.  Pursuant to Emerging Issues Task Force Issue  00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s  Own Stock” (“EITF 00-19”) “If a contract is reclassified from permanent  or temporary equity to an asset or a liability, the change in fair value of the contract during the period the contract was classified as equity should be accounted for as an adjustment to stockholders’ equity.”  Accordingly, during the year ended December 31, 2005, the Company charged the amount of $12,445,536 to stockholders’ equity.  $5,665,290 of this amount was charged to additional paid-in capital, which brought the balance of additional paid-in capital to $0. The remainder, or $6,780,286, was charged to accumulated deficit.  During subsequent periods,  the conversion option liability will be revalued, and any change in value charged to operations.  At December 31, 2006 and 2005, the conversion option liability was valued at $437,207 and $7,103,275, respectively.  The revaluations resulted in gains during the years ended December 31, 2006 and 2005 of $6,666,068 and $5,361,958, respectively.

The Company valued these embedded conversion options using the Black-Scholes option pricing model with the following assumptions:

	Risk Free	Expected	Expected
	Interest	Dividend	Option
	Rate	Yield	Life	Volatility

December 31, 2006	4.75%	0	5	152.5%

December 31, 2005	4.75%	0	5	229.6%

December 31, 2004	4.75%	0	5	152.5%

9.  RELATED PARTY TRANSACTIONS

Twelve months ended December 31, 2004:

The Company received loans from and has convertible notes payable to Michael Ferrone, a board member, in the amount of $160,000  and $75,000 (see note 8). The Company also received loans from and has convertible notes payable to  four of the children of Michael Ferrone  in the amount of $10,000 each (a total of four notes in the aggregate amount of $40,000) (see note 8).

The Company received loans from and has convertible notes payable in the amount of  $50,000 and $100,000 to Joel Gold, a board member (see note 8).

The Company issued options with a fair value of $135,673 to purchase 500,000 shares of common stock to an officer.

Twelve months ended December 31, 2005:

The Company received loans from and has convertible notes payable in the amount of $25,000 to Joel Gold, a board member (see note 8).

The Company issued 2,500,000 shares of common stock with a fair value of $32,500 to a board member for services.

Twelve months ended December 31, 2006:

The Company has two convertible notes payable in the aggregate amount of $9,000 to its President and Chief Executive Officer for services performed.

The Company issued 350,000 shares of common stock with a fair value of $17,465 to an officer for services.

The Company issued options to purchase 5,000,000 shares of common stock to each of three board members (an aggregate of 15,000,000 options) with a total fair value of $67,500.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005,  AND 2004

10. PENALTY FOR LATE REGISTRATION OF SHARES

During the twelve months ended December 31, 2006 and 2005, the Company accrued liabilities for the issuance of 58,560,000 and 28,960,000 shares, respectively (post-reverse split) (the “Penalty Shares”) of the Company’s stock pursuant to a penalty calculation with regard to the late registration of shares underlying convertible notes payable.  At December 31, 2006, there were a total of 87,520,000 Penalty Shares issuable.  The Company charged to operations $1,668,792 and $2,162,560, during the twelve months ended December 31, 2006 and 2005, respectively, representing the fair values of the Penalty Shares accrued.  During the  twelve  months ended December 31, 2006 and 2005, the Company  revalued  these 87,520,000 and 28,960,000 Penalty Shares (post-reverse split).  This resulted in  gains  of $2,332,952 and $1,235,840, respectively.  The liability carried on the Company’s balance sheets at December 31, 2006 and 2005 representing the value of the Penalty Shares is $262,560 and $926,720, respectively.

11. INCOME TAXES

The Company has adopted Financial Accounting Standard No. 109 which requires the recognition of deferred tax  liabilities  and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method,  deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities  using  enacted  tax  rates in  effect  for the  year in  which  the differences  are  expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes,  the Company's aggregate unused net operating losses approximate  $2,500,000 which expire through 2027, subject to limitations of Section 382 of the Internal Revenue Code, as amended.  The deferred tax asset related  to the  carryforward  is  approximately  $875,000.  The  Company  has provided a valuation  reserve  against the full amount of the net operating loss benefit,  because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2006, 2005, and 2004 are as follows:

	2006	2005	2004
Non Current:
Net operating loss carryforward	$875,000	$595,000	$385,000
Valuation allowance	(875,000)	(595,000)	(385,000)

Net deferred tax asset	$--	$-	$-

12.  COMMON STOCK

On January 26, 2004, through a share exchange, the shareholders of FII converted 10,000 shares (post-reverse split) of FII common stock outstanding into 25,000,000 shares (post-reverse split) of IVFH. On January 29, 2004, in a transaction known as a reverse acquisition, the shareholders of IVFH exchanged 25,000,000 shares (post-reverse split) of IVFH for 25,000,000 shares (post-reverse split) of Fiber Application Systems Technology, Ltd. (formerly known as Alpha Solarco) (“Fiber”), a publicly-traded company.   The shareholders of IVFH thus assumed control of Fiber, and Fiber changed its name to Innovative Food Holdings, Inc.  The 25,000,000 shares (post-reverse split) of Innovative Food Holdings are shown on the Company’s balance sheet at December 31, 2003 as shares outstanding.  These shares are shown at their par value of $2,500 as a decrease of additional paid-in capital at the acquisition date of January 29, 2004.   There were 157,037 shares (post-reverse split) outstanding in Fiber at the time of the reverse acquisition; the par value of these shares, or $16, was transferred from additional paid-in capital at the time of the reverse acquisition.

The Company had a 1-for-200 reverse split of its common stock effective March 8, 2004.  There were a total of 30,011,706 shares issued and outstanding immeditately before the reverse split, and 157,037 shares issued and outstanding immediately after the reverse split.

During the twelve months ended December 31, 2004, the Company also had the following transactions:

The Company issued 18,700,000 shares of common stock (post reverse-split)  with a fair value of $2,420,000  to consultants for services performed.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005,  AND 2004

The Company sold 15,000,000 shares of common stock (post reverse-split) for cash proceeds of $320,225.

The Company converted notes payable with in the amount of  $788,176 into 4,910,000 shares of common stock (post reverse-split).

The Company converted current liabilities in the amount of $339,750 into 1,300,000 shares of common stock (post reverse-split).

The Company issued 7,925,000 shares of common stock (post reverse-split)  with a fair value of $204,500 to employees and board members for services performed.

During the twelve months ended December 31, 2005, the Company had the following transactions:

The Company issued 5,000,000 shares (post-reverse split) of common stock pursuant to the conversion of a note payable.

The Company issued 750,000 shares (post-reverse split) of common stock with a fair value of $9,000 to board members for services performed.

The Company issued 300,000 shares (post-reverse split) of common stock with a fair value of $3,900 to consultants for services performed.

The Company issued 2,500,000 shares (post-reverse split) of common stock with a fair value of $32,500 to employees for services performed.

The Company sold 13,400,000 shares (post-reverse split) of common stock for cash of $67,000.

The Company issued 8,800,000 shares (post-reverse split) of common stock  pursuant to the conversion of a note payable in the amount of $44,000.

The Company issued 1,000,000 shares (post-reverse split) of common stock pursuant to the conversion of a note payable in the amount of  $5,000

The Company accrued the issuance of 1,500,000 shares (post-reverse split) of common stock with a fair value of $36,000 as employee bonuses for services. The amount of $36,000 was charged to common stock subscribed during the year ended December 31, 2006.

During the twelve months ended December 31, 2006, the Company also had the following transactions:

The Company issued 600,000 shares (post-reverse split) of common stock to employees as a bonus. The fair value of these shares of $36,000 was charged to operations during the year ended December 31, 2005.

The Company issued an aggregate of 34,718,759 shares (post-reverse split) of common stock for the conversion of notes payable and accrued interest in the amount of $145,728.

The Company issued 10,000,000 shares (post-reverse split) of common stock pursuant to an acquisition. This acquisition attempt was terminated, and the Company is holding these shares for cancellation. These shares are carried at their par value of $1,000 in additional paid-in capital at December 31, 2006.

The Company issued 900,000 shares (post reverse-split) with a fair value of $32,400 to employees as a bonus.

The Company issued 350,000 shares (post-reverse split) of common stock to its Chief Executive Officer as a bonus. The fair value of $17,500 was charged to operations during the year ended December 31, 2006.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005,  AND 2004

Warrants

The following table summarizes the changes in warrants and outstanding and the related prices of the Company’s common stock issued to non-employees of the Company.  These warrants were granted as part of a financing agreement (amounts have been adjusted to reflect the reverse stock split):

				Weighted		Weighted
			Weighted	average		average
			average	exercise		exercise
Range of	Number of		remaining	price of	Number of	price of
exercise	shares	(days)	contractual	outstanding	shares	exercisable
prices	outstanding	Weight	life (years)	warrants	exercisable	options
$0.0050	136,500,000	1,151	3.15	$0.0050	136,500,000	$0.0050

$0.0110	10,500,000	1,323	3.62	$0.0110	10,500,000	$0.0110

$0.0115	42,000,000	1,323	3.62	$0.0115	42,000,000	$0.0115
	189,000,000		3.28		189,000,000

During the year ended December 31, 2005, pursuant to the convertible notes payable agreement, the exercise price of  100,000,000 warrants (post-reverse split) were adjusted to $0.005 per share.

Transactions involving warrants are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Warrants exercisable at December 31, 2004	-	-
Granted	188,700,000	$0.03
Exercised	-	-
Cancelled / Expired	-	-

Warrants exercisable at December 31, 2005	188,700,000	$0.03

Granted	300,000	$0.01
Exercised	-
Cancelled / Expired	-	$-

Warrants exercisable at December 31, 2006	189,000,000	$0.03

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005,  AND 2004

The weighted-average fair value of stock options granted to non-employees during the twelve months ended December 30, 2006 and 2005 and the weighted average significant assumptions used to determine those fair values, using a Black-Scholes options pricing model are as follows:

	2006	2005
Risk-free interest rate at grant date	4.75%	4.75%
Expected stock price volatility	155%	278%
Expected dividend payout	0	0
Expected option life (in years)	5.0	5.0

Options

In May 2004, the Company issued options to purchase 500,000 shares (post-reverse split) of common stock to an employee.  The options vest 100,000 annually over the next five years.  The Company expensed the value of the shares issued of $135,673 to operations during the twelve months ended December 31, 2004.

In December 2006, the Company agreed to issued 5,000,000 options to purchase additional shares (post-reverse split) of common stock to each of the Company’s three directors, pursuant to a board resolution for services performed in 2006.  The options were issued in April 2007.

The following table summarizes the changes outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company (post-reverse split):

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	shares	contractual	outstanding	shares	exercisable
prices	outstanding	life (years)	options	exercisable	options
$0.500	500,000	2.38	$0.500	200,000	$0.200

$0.005	15,000,000	4.89	$0.005	-	$-

	15,500,000	4.81		200,000	$0.200

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005,  AND 2004

Options not vested are not exercisable.

Transactions involving stock options issued to employees are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Options exercisable at December 31, 2003	-	-
Granted	500,000	$0.50
Exercised	-	-
Cancelled / Expired	-	-
Options exercisable at December 31, 2004	500,000	$0.50

Granted	-	--
Exercised	-	-
Cancelled / Expired	-	-
Options exercisable at December 31, 2005	500,000	$0.50

Granted	15,000,000	$0.01
Exercised	-
Cancelled / Expired	-	$-

Options exercisable at December 31, 2006	15,500,000	$0.02
Non-vested at December 31, 2006	15,300,000	$0.02
Vested at December 31, 2006	200,000	$0.50

The weighted-average fair value of stock options granted to employees during the twelve months ended December 30, 2006 and 2004 and the weighted average significant assumptions used to determine those fair values, using a Black-Scholes options pricing model are as follows:

	2006	2004
Risk-free interest rate at grant date	4.75%	4.75%
Expected stock price volatility	476%	207%
Expected dividend payout	0	0
Expected option life (in years)	5.0	5.0

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005,  AND 2004

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

The accounting guidance shows that the warrants and options which are a derivative liability should be revalued  each reporting period. The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants and options, as well as in the volatility of the stock price during the term used for observation and the term remaining for warrants and options.  During the twelve months ended December 31, 2006 and 2005, the Company recognized gains  of $5,579,541 and $4,346,713, respectively,  for the decrease in the fair value of the warrant liability and recorded the gains in operations during the twelve months ended December 31, 2006 and 2005.  The fair value of these instruments  was estimated as December 31, 2006, using the Black-Scholes option pricing model with the following assumptions: risk free interest rate: 4.75%; expected dividend yield: 0%; expected option life: 5 years; and volatility: 152.50%. The fair value of these instruments  was estimated as December 31, 2005, using the Black-Scholes option pricing model with the following assumptions: risk free interest rate: 4.75%; expected dividend yield: 0%; expected option life: 5 years; and volatility: 229.55%.

Insufficient Authorized but Unissued Shares of Common Stock

The Company has a potential obligation to issue 697,210,916,  565,193,757, and 200,310,637 shares (post-reverse split) of common stock upon the conversion of convertible notes and accrued interest, warrants and penalty shares issuable at December 31, 2006, 2005, and 2004, respectively.  The Company  had 151,310,796, 104,742,037,  and 72,992,037 shares (post-reverse split) of common stock outstanding at December 31, 2006, 2005, and 2004, respectively, and  500,000,000 shares (post-reverse split) of common stock authorized at December 31, 2006 and 2005.   The Company has exceeded its shares authorized by 197,210,916  and  65,193,757 shares (post-reverse split) at December 31, 2006 and 2005, respectively.

13. EMPLOYMENT AGREEMENTS

Z. ZACKARY ZIAKAS

Food Innovations, Inc. and Z. Zackary Ziakas are parties to an employment agreement which, among other things:

•	That Mr. Ziakas will serve as the Company’s Chief Operating Officer,
•	For a term of five (5) years, commencing May 17, 2004, subject to earlier termination by either party in accordance with the Employment Agreement,
•	That Mr. Ziakas’ salary shall be $95,000 per annum, payable by the Company in regular installments in accordance with the Company’s general payroll practices.
•	Salary will automatically increase by 10% on a yearly basis.

SAM KLEPFISH

The Company and its Chief Executive Officer Sam Klepfish are parties to an oral agreement which provides, among other things::

•	Mr. Klepfish is to receive a monthly salary in the amount of $10,028
•
Mr. Klepfish received an additional monthly salary of $4,500 which is not paid in cash, but is recorded on a monthly basis as a convertible note payable. These notes payable are convertible into common stock of the Company at a rate of $0.005 per share.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005,  AND 2004

14. COMMITMENTS AND CONTINGENCIES

The Company has two rented 2,800 square feet of office space in Naples, Florida, the location of the Company’s operations. The lease expires on September 30, 2007. The aggregate rent for the two rented offices is currently $51,084 per annum.

At December 31, 2006, commitments for minimum rental payments were a total of $34,758.

15. MAJOR CUSTOMER

The Company’s largest customer, US Foodservice, Inc. and its affiliates, accounted for approximately 97%,  94%, and 94% of total sales in the years ended December 31, 2006, 2005,  and 2004, respectively.  A contract with Next Day Gourmet, LP, a subsidiary of U.S. Foodservice, expires September 11, 2008. Negotiations are underway to extend the existing contract or to sign a new contract , and the company has continued to have US Foodservice, Inc. as a customer.

16.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  Although the Company has reported a profit of  $12,137,413 for the year ended December 31, 2006, it had an accumulated deficit of $3,363,247 as of December 31, 2006.  The Company’s net profit of $12,137,413 was generated primarily by non-cash transaction, including non-cash gains of $5,579,541 on the change in fair value of  warrant liabilities; $6,666,068 on the change in fair value of conversion option liabilities; and $2,332,952 on the change in fair value of registration penalties shares issuable. The Company cannot be certain that anticipated revenues from operations will be sufficient to satisfy its ongoing capital requirements.  Management believes the Company will generate sufficient capital from operations and from debt and equity financing in order to satisfy current liabilities in the succeeding twelve months.  Management’s belief is based on the Company’s operating plane, which in turn is based on assumptions that may prove to be incorrect.  If the Company’s financial resources are insufficient the Company may require additional financing in order to execute its operating plan and continue as a going concern.  The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

17.  AMENDMENTS TO FINANCIAL STATEMENTS

By letter dated January 19, 2006, the Company received comments to the its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.  As such, the Company has amended its financial statements for the twelve months ended  December 31, 2004 and December 31, 2005.    The table below indicates  the areas in which  material changes to the previously reported financials were made:

In the table below are the areas of major changes in tabular format for the year ended December 31, 2005:

	Previously Reported	Adjustment	Restated Amount
Current assets	$665,937	$(112,970)	$552,967

Total assets	753,305	(105,644)	647,661

Current liabilities	1,358,817	14,645,205	16,004,022

Total liabilities	1,471,575	14,582,447	16,054,022

Additional paid-in capital	2,522,387	(2,474,562)	47,825

Total stockholders' deficit	(718,270)	(14,782,390)	(15,500,660

Total revenue	5,561,614	(8,849)	5,552,765

Cost of good sold	4,512,833	(194,837)	4,317,996

Selling, general, and
administrative expenses	1,461,885	385,142	1,847,027

Net income (loss)	(563,821)	7,981,731	7,417,910

Net income (loss) per share	$(0.01)	$0.09	$0.08

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005,  AND 2004

In the table below are the areas of major changes in tabular format for the year ended December 31, 2004:

	Previously Reported	Adjustment	Restated Amount
Current assets	$358,173	$(4,664)	$353,509

Total assets	477,879	(20,549)	457,330

Current liabilities	1,195,312	(427,512)	767,800

Total liabilities	1,327,312	28,488	1,355,800

Additional paid-in capital	1,830,578	3,027,401	4,857,979

Total stockholders' deficit	(849,433)	(4,914,315)	(5,763,748)

Total revenue	4,669,267	(34)	4,669,233

Cost of good sold	3,865,131	4,664	3,869,795

Selling, general, and
administrative expenses	2,262,757	2,375,241	4,637,998

Net income (loss)	(1,512,225)	(3,017,136)	(4,529,361)

Net income (loss) per share	$(0.04)	$(0.06)	$(0.10)

The following changes were made to the footnote disclosure of our financial statements:

Accounting Policies:

We have expanded our disclosures in our accounting policies footnote.

Beneficial Conversion Feature of Notes Payable:

We have calculated the value of the beneficial conversion features of our convertible notes payable and amortized the related discount on the notes payable to interest expense. The beneficial conversion feature was calculated using the intrinsic value method through June 30, 2005.  During the three months ended September 30, 2005, the number of shares of common stock issuable exceeded the number of shares authorized, and the conversion feature of the convertible notes payable was classified as a derivative security.  Accordingly, during the three months ended September 30, 2005, the Company began calculating the value of the beneficial conversion feature of the convertible notes payable via the Black-Scholes valuation method, and revaluing this amount at every period end.   The change in value of the beneneficial conversion features from the date of inception of the notes through the date of recalculation was charged to equity.  Changes in the valuation of the beneficial converson features subsequent to the change to the liability method were charged to operations.

The interest associated with the convertible notes payable is also convertible at a price lower then market price, which results in a beneficial conversion feature.  The beneficial conversion feature that is associated with the accrued interest in amortized over the term of the convertible notes payable.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005,  AND 2004

Valuation of Common Stock Shares Issued

The Company revalued the issuances of common stock, utilizing the closing market price for the fair value on the contract date.

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

EXHIBIT
NUMBER

3.1
Articles of Incorporation (incorporated by reference to exhibit 3.1 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

3.2	Bylaws of the Company

4.1
Form of Convertible Note (incorporated by reference to exhibit 4.1 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

4.2
Form of Convertible Note (incorporated by reference to exhibit 4.2 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

4.3
Form of Warrant - Class A (incorporated by reference to exhibit 4.3 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

4.4
Form of Warrant - Class B (incorporated by reference to exhibit 4.4 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

4.5
Form of Warrant - Class C (incorporated by reference to exhibit 4.5 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

10.1
Lease of the Company's offices at Naples, Florida (incorporated by reference to exhibit 10.1 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

10.2
Security and Pledge Agreement – IVFH (incorporated by reference to exhibit 10.2 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

10.3
Security and Pledge Agreement – FII (incorporated by reference to exhibit 10.3 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

10.4
Supply Agreement with Next Day Gourmet, L.P. with Next Day Gourmet, L.P. (incorporated by reference to exhibit 10.4 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

10.5
Subscription Agreement (incorporated by reference to exhibit 10.5 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

10.6
Management contract between the Company and Joseph DiMaggio, Jr.  (incorporated by reference to exhibit 10.2 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 17, 2006).

10.7
Management contract between the Company and Z. Zackary Ziakas (incorporated by reference to exhibit 10.3 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 17, 2006).

10.8
Agreement and Plan of Reorganization between IVFH and FII. (incorporated by reference to exhibit 10.6 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

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

By:          /s/ Sam Klepfish
Sam Klepfish, President

Dated:  April 18, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Sam Klepfish	CEO and Director	April 18 , 2008
Sam Klepfish	(Principal Executive Officer)

/s/ John McDonald	Principal Accounting Officer	April 18, 2008
John McDonald	(Principal Financial Officer)

/s/ Joel Gold	Director	April 18, 2007
Joel Gold

/s/ Michael Ferrone	Director	April 18, 2008
Michael Ferrone