Form 10QSB/A
period 2006-06-30
INNOVATIVE FOOD HOLDINGS INC
filed 2008-07-31
CIK 312257

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

2. NATURE OF ACTIVITED AND SIGNIFICANT ACCOUNTING POLICIES

Business Activity

FII is in the business of providing premium white tablecloth restaurants with the freshest origin-specific perishables and specialty products direct from its network of vendors to the end users (restaurants, hotels, country clubs, national chain accounts, casinos, and catering houses) within 24-72 hours, except as stated hereafter, eliminating all wholesalers and distributors. We currently sell the majority of our products through a distributor relationship with Next Day Gourmet, L.P., and a subsidiary of US Foodservice, Inc. (“USF”), a $20 Billion broadline distributor owned by Dutch grocer Royal Ahold.

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

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED
JUNE 30, 2006, 2005 AND 2004
(Unaudited)
(Restated)

6. PROPERTY AND EQUIPMENT

A summary of property and equipment at June 30, 2006 and 2005 is as follows:

	2006	2005	2004
Computer equipment	$228,970	$163,614	$218,513
Furniture and fixtures	82,213	52,485	52,485
	311,183	216,099	270,998
Less accumulated depreciation and amortization	(189,629)	(142,400)	(95,488)
Total	$121,554	$73,699	$175,510

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

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED
JUNE 30, 2006, 2005 AND 2004
(Unaudited)
(Restated)

The following table summarizes the warrants outstanding at June 30, 2005 (post reverse-split):

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	shares	contractual	outstanding	shares	exercisable
prices	outstanding	life (years)	warrants	exercisable	options
$0.005	132,000,000	4.66	$0.005	132,000,000	$0.005

The following table summarizes the warrants outstanding at June 30, 2006 (post reverse-split):

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	shares	contractual	outstanding	shares	exercisable
prices	outstanding	life (years)	warrants	exercisable	options
$.0050	136,200,000	3.67	$.0050	136,200,000	$0.0050
$.1100	10,500,000	4.15	$.1100	10,500,000	$0.1100
$.1150	42,000,000	4.15	$.1150	42,000,000	$0.1150
	188,700,000	3.80	$.0353	188,700,000	$0.0353

Transaction involving warrants are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price

Warrants exercisable at December 31, 2003	-	$-

Granted	-	-
Exercised	-
Cancelled / Expired	-	-

Warrants exercisable at March 31, 2004	-	$-

Granted	-	-
Exercised	-
Cancelled / Expired	-	-

Warrants exercisable at June 30, 2004	-	$-

Granted	-	-
Exercised	-
Cancelled / Expired	-	-

Warrants exercisable at Sept 30, 2004	-	$-

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

SIGNATURE	TITLE	DATE

/s/ Sam Klepfish Sam Klepfish	Chief Executive Officer	July 31, 2008

/s/ John McDonald John McDonald	Principal Financial Officer	July 31, 2008