Form 10QSB/A
period 2006-09-30
INNOVATIVE FOOD HOLDINGS INC
filed 2008-07-31
CIK 312257

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

YES ☐    NO ☒

INNOVATIVE FOOD HOLDINGS, INC.

EXPLANATORY NOTE

This amendment is being filed to correct the dilutive effective of securities  on the statements of operations, net loss to per share and the weighted average of shares outstanding .

 PART I - FINANCIAL INFORMATION

Innovative Food Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,
	2006	2005	2004
ASSETS
Current assets

Cash and cash equivalents	$12,695	$17,663	$24,423
Accounts receivable, net of allowance	249,015	302,476	148,140
Interest receivable	7,147	1,184	-
Loan receivable, net of allowance	285,000	75,000	-
Prepaid expenses	-	45,278	-
Other current assets	31,351	-	-

Total current assets	585,208	441,601	172,563

Property and equipment, net of accumulated depreciation	107,091	71,489	163,510

Total assets	$692,299	$513,090	$336,073

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities

Accounts payable and accrued liabilities	$708,840	$443,222	$594,798
Amount due under bank credit line	24,255	15,154	24,400
Accrued interest, net of discount	137,503	15,260	28,195
Accrued interest - related parties, net of discount	94,975	29,352	4,520
Notes payable - current portion	934,443	585,000	-
Notes payable - related parties, current portion	375,000	275,000	-
Warrant liability	1,374,197	10,374,536	-
Conversion option liability	1,461,180	12,453,662	-
Penalty for late registration of shares	583,040	880,000	-
Total current liabilities	5,693,433	25,071,186	651,913

Notes payable	17,763	219,000	365,000
Notes payable - related parties	-	175,000	98,000
Total liabilities	5,711,196	25,465,186	1,114,913

Stockholder's deficiency
Common stock, $0.0001 par value; 500,000,000 shares authorized;
151,310,796, 103,742,037 and 65,052,037 at September 30, 2006,
2005, and 2004, respectively	15,130	10,374	6,506
Additional paid-in capital	391,437	-	4,385,318
Accumulated deficit	(5,425,464)	(24,962,470)	(5,170,664)
Total stockholder's deficiency	(5,018,897)	(24,952,096)	(778,840)

Total liabilities and stockholders' deficiency	$692,299	$513,090	$336,073

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.
Condensed Consolidated Statements of Operations
 (unaudited)

	For the Three Months Ended September 30,			For the Nine months Ended September 30,

	2006	2005	2004	2006	2005	2004
Revenue	$1,564,653	$1,303,593	$1,171,484	$5,044,098	$3,799,332	$3,237,454

Cost of goods sold	1,167,832	1,002,958	918,392	3,838,060	2,964,413	2,742,653
	396,821	300,635	253,092	1,206,038	834,919	494,801

Selling, general and administrative expenses	484,171	516,051	503,191	1,520,810	1,304,466	4,032,703
Total operating expenses	484,171	516,051	503,191	1,520,810	1,304,466	4,032,703

Operating loss	(87,350)	(215,416)	(250,099)	(314,772)	(469,547)	(3,537,902)

Other (income) expense:
Interest (income) expense	107,360	253,168	91,113	266,007	694,353	398,375
Cost of penalty for late registration of shares	362,960	1,040,000	-	1,584,912	1,507,200	-
Change in fair value of warrant liability	(5,203,035)	-	-	(4,670,200)	-	-
Change in fair value of conversion option liability	(6,009,676)	-	-	(5,642,095)	-	-
Change in value of penalty for late registration of shares	(1,934,800)	(697,600)	-	(1,928,592)	(627,200)	-
Total other (income) expense	(12,677,191)	595,568	91,113	(10,389,968)	1,574,353	398,375

Income (Loss) before income taxes	12,589,841	(810,984)	(341,212)	10,075,196	(2,043,900)	(3,936,277)

Income tax expense	-	-	-	-	-	-

Net Income (loss)	$12,589,841	$(810,984)	$(341,212)	$10,075,196	$(2,043,900)	$(3,936,277)

Earnings (loss) per share - basic	$0.09	$(0.01)	$(0.02)	$0.08	$(0.03)	$(0.14)

Earnings (loss) per share - diluted	$0.03	$(0.01)	$(0.02)	$0.02	$(0.03)	$(0.14)

Weighted average shares outstanding - basic	136,912,804	87,659,428	17,994,416	120,338,009	81,506,689	28,825,062

Weighted average shares outstanding - diluted	495,501,354	87,659,428	17,994,416	478,926,559	81,506,689	28,825,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$10,075,196	$(2,043,900)	$(3,936,277)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	39,835	44,372	48,487
Value of warrants issued	10,750	-	-
Vale of options issued to officer	-	-	135,673
Stock issued for services	-	45,400	2,420,000
Stock issued for employee bonus	-	-	-
Stock issued as bonuses to employees and board members	49,901	-	-
Reserve for bad debt	-	75,000	-
Amortization of discount and interest expense on notes payable	-	595,000	388,000
Amortization of discount on convertible interest	-	-	-
Cost of penalty for late registration	1,584,912	1,507,200	-
Change in fair value of warrant liability	(4,652,805)	-	-
Change in fair value of conversion option liability	(5,642,095)	-	-
(gain) loss from marking to market-penalty	(1,928,592)	(627,200)	-
Changes in assets and liabilities:
Accounts receivable, net	190,095	23,022	116,876
Interest receivable	-	(1,184)	-
Prepaid expenses	(29,844)	(45,278)	-
Other current liability	-	-	-
Accounts payable and accrued expenses	371,584	(73,374)	158,817
Net cash provided by (used in) operating activities	68,937	(500,942)	(668,424)

Cash flows from investing activities:
Loan to Pasta Italiana	(190,000)	(150,000)	-
Acquisition of property and equipment	(26,445)	(12,040)	(134,772)
Net cash used in investing activities	(216,445)	(162,040)	(134,772)

Cash flows from financing activities:
Proceeds from issuance of long-term-debt	160,000	595,000	463,000
Payments on bank credit line	-	(9,366)	-
Cash from bank credit line	-	-	262
Principal payments on notes payable	(10,000)	-	-
Proceeds from sale of common stock	-	67,000	320,225
Net cash provided by financing activities	150,000	652,634	783,487

Increase in cash and cash equivalents	2,492	(10,348)	(19,709)

Cash and cash equivalents at beginning of period	10,203	28,011	44,132

Cash and cash equivalents at end of period	$12,695	$17,663	$24,423

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-	$-

Taxes	$-	$-	$-

Innovative Food Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(continued)

	For the Nine MonthsEnded September 30, 2006	For the Nine MonthsEnded September 30, 2005	For the Nine Months Ended September 30, 2004
Stock issued for services	$85,901	$45,400	$2,420,000

Notes payable issued for acquisition of computer equipment	$25,385	$-	$-

Common stock issued for conversion of notes payable	$-	$44,000	$788,176

Common stock issued for conversion of liability	$-	$-	$339,750

Value of warrants issued	$10,750	$-	$-

Common stock issued during recapitalization	$-	$-	$2,500

Common stock issued as penalty for late registration	$-	$537,600	$-

Common stock issued in share exchange to acquire subsidiary	$-	$-	$125,000

Charge to equity for change to liability method for value
of beneficial conversion feature of notes payable	$-	$12,453,662	$-

Charge to equity for change to liability method of warrant valuation	$-	$10,374,536	$-

Value of warrants and options issued as compensation	$10,750	$-	$-

Value of shares issued as penalty for late registration	$1,584,912	$-	$-

Revaluation of conversion option liability	$(5,642,095)	$-	$-

Revaluation of liability for warrants	$(4,652,805)	$-	$-

Revaluation of penalty for late registration of shares	$(1,928,592)	$-	$-

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
$345,000	$350,000	$-

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
160,000	160,000	160,000

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
25,000	100,000	-

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
41,000	41,000	85,000

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
80,000	80,000	80,000

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
40,000	50,000	-

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
50,000	50,000	50,000

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
20,000	30,000	-

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
-	5,000	-

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
25,000	25,000	-

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
25,000	25,000	-

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
10,000	10,000	-

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
10,000	10,000	-

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
10,000	10,000	-

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
10,000	10,000	-

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
8,000	8,000	8,000

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
5,000	5,000	5,000

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
120,000	120,000	-

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
30,000	30,000	-

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
23,000	25,000	-

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
23,000	25,000	-

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
6,000	10,000	-

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
120,000	-	-

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

	30,000	-	-
Note payable in the amount of $75,000 to Michael Ferrone, dated August 2, 2004. The note bears interest at the rate of 8% per annum, and was due in full on February 2, 2005. Interest in the amount of $1,512, $1,512, and $970 was accrued on this note during the twelve months ended December 31, 2006, 2005, and 2004, respectively. This note is in default at September 30, 2006, 2005, and 2004.	75,000	75,000	75,000

Note payable in the amount of $10,000 to Alpha Capital, dated May 19, 2006. The note bears interest at the rate of 15% per annum, and was due in full on November 19, 2006. Interest in the amount of $461 was accrued on this note during the three months ended September 30, 2006.	10,000	-	-

Note payable in the original amount of $25,787 to Microsoft Corporation dated May 3, 2006. The note bears interest at the rate of 9.7% per annum, and is payable in 60 monthly payments of $557 beginning October 1, 2006. Negative interest in the amount of $419 was capitalized to this note during the three months ended September 30, 2006.	26,206	-	$-

Total	$1,327,206	$1,254,000	$463,000
Less: Current maturities	(1,309,443)	(860,000)	(75,000)
Long-term portion	$17,763	$394,000	$388,000

Total Non-related parties	$952,206	$804,000	$178,000
Total related parties	375,000	450,000	285,000
Total	$1,327,206	$1,254,000	$463,000

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

The following table summarizes the options  outstanding at September 30, 2006:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	Options	contractual	Outstanding	Options	exercisable
prices	outstanding	life (years)	Options	exercisable	options
$0.50	500,000	2.6	$0.50	200,000	$0.500

	500,000	2.6		200,000	$0. 500

The following table summarizes the options  outstanding at September 30, 2005:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	Options	contractual	Outstanding	Options	exercisable
prices	outstanding	life (years)	Options	exercisable	options
$0.50	500,000	3.6	$0.50	-	$-

	500,000	3.6		-	-

The following table summarizes the options  outstanding at September 30, 2004:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	Options	contractual	Outstanding	Options	exercisable
prices	outstanding	life (years)	Options	exercisable	options
$0.50	500,000	4.6	$0.50	-	$-

	500,000	4.6		-	-

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

Insufficient Authorized but Unissued Shares of Common Stock

The Company has a potential obligation to issue 602,2004,840 and 441,005,240 shares (post-reverse split) of common stock upon the conversion of convertible notes and accrued interest, warrants and penalty shares issuable at September 30, 2006 and 2005, respectively.  The Company  had 151,310,796, and 103,742,037 shares (post-reverse split) of common stock outstanding at September 30, 2006, and 2005, respectively , and  500,000,000 shares (post-reverse split) of common stock authorized at September30, 2006 and 2005.   The Company has exceeded its shares authorized by 153,315,636  and 44,747,277 shares (post-reverse split) at September 30, 2006 and 2005, respectively.

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

13. CHANGES TO FINANCIAL STATEMENTS

Weighted Average shares – diluted

To include the shares issuable upon the conversion of notes payable and accrued interest in the dilutive effective of securities  on the statements of operations, net loss to per share and the weighted average of shares outstanding .

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