Form 10KSB/A
period 2006-12-31
INNOVATIVE FOOD HOLDINGS INC
filed 2008-07-31
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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
(Title of class)

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐   No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.

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

INDEX TO ANNUAL REPORT ON FORM 10-KSB/A
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

ITEMS IN FORM 10-KSB/A

Explanatory Note

This amendment is being filed to correct the dilutive effective of securities  on the statements of operations, net loss to per share and the weighted average of shares outstanding .

FORWARD LOOKING INFORMATION
MAY PROVE INACCURATE

THIS ANNUAL REPORT ON FORM 10-KSB/A CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO US THAT ARE BASED ON THE BELIEFS OF MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO US. WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," “SHOULD,” AND "EXPECT" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO US, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING THOSE DESCRIBED IN THIS ANNUAL REPORT ON FORM 10-KSB/A. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED OR EXPECTED. WE DO NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

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

Chef Joseph Amendola
Chef Joe Amendola was the American Culinary Federation Chef of the Year for 2002. With over sixty years of experience, Chef Amendola is world renowned as more than a culinary professional. He is the author of  The Bakers Manual ,  Understanding Baking ,  Ice Carving Made Easy ,  Professional Baking and Practical Cooking , and  Baking for Schools and Institutions , all of which are used in culinary institutes around the world. For over forty years he served as senior vice president, acting president, director of development, dean of students, and baking instructor at the Culinary Institute of America in Hyde Park, NY. During that period more than 25,000 persons were graduated from that chef training institute. He has served the Culinary Institute of America as ambassador since 1989.

Chef Don Pintabona
Chef Pintabona graduated from the Culinary Institute of America in 1982. He worked under such chefs as Nishitani in Osaka, Japan; Georges Blanc in Vonnes, France; and Charles Palmer in New York. He sought out the most unusual local foodstuffs and then developed his own style of contemporary American cuisine. Last year, Chef Pintabona published his own book entitled  The Tribeca Grill Cookbook: Celebrating Ten Years of Taste . He currently teaches a special course at the Cornell School of Hotel Management. He has been a frequent guest Chef on ABC's “Good Morning America,” he also has been on the Food Network's “Cooking Live” television shows and has been featured in   Bon Appéti  ,   Gourmet ,   GQ ,   Nation's Restaurant News , and the   New York Times ..

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

How to Contact Us

Our executive offices are located at 1923 Trade Center Way, Suite One, Naples, Florida 34109; our Internet address is www.foodinno.com ;  and our telephone number is (239)596-0204.

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

In 2003, Next Day Gourmet, L.P. contracted with our subsidiary to handle the distribution of over 3,000 perishable and specialty food products to USF’s customers. Our  contract with USF expires in September 2006. Our sales through USF’s sales force generated gross revenues for us of $6,915,550  in the year ended December 31, 2006,  $5,253,040  in the year ended December 31, 2005, and $3,873,318  in the year ended December 31, 2004. Those amounts contributed 97%,  94%, and  94%, respectively of our total sales in those periods. Our sales efforts are for the most part dependant upon the efforts of  the U.S. Sales associates. Although we have generated revenues from additional customers other than USF, if we do not renew our contract with USF in September 2006 or if the contract is terminated for any reason and we are unable to generate new sales or offset such loss, we may be forced to cease or curtail our operations. While we have begun discussions with USF to extend the agreement, we can give no assurance that we will be successful and if the agreement terminates in September it will adversely effect our sales in a material fashion to the extent that we may be forced to cease operations.

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

The Company had a 1-for-200 reverse split of its common stock effective March 8, 2004.  There were a total of 30,011,706 shares issued and outstanding immediately before the reverse split, and 157,037 shares issued and outstanding immediately after the reverse split.

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

Transactions With a Major Customer

Transactions with a major customer and related economic dependence information is set forth (1) following our discussion of Liquidity and Capital Resources, (2) under the heading Transactions with Major Customers in Note 12 to the Consolidated Financial Statements, and (3) as the fourth item under Risk Factors .

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

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue

Revenue increased by $883,532, or approximately  19%, to $5,552,765 for the year ended December 31, 2005 from $4,669,233 in the prior year. The increase was primarily attributable to an increase of approximately $300,000 in sales of meats and game, and an increase of approximately $500,000 in sales of specialty food products, and an increase of approximately $250,000 in cheese products; these increases were partially offset by a decrease in seafood of approximately $170,000. We expect seafood and meat sales to continue to represent a substantial part of our revenue in the future. Nevertheless, we continue to assess the potential of new revenue sources from the manufacture and sale of proprietary food products and will implement that strategy if we deem it beneficial to us.

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

Change in Fair Value of Warrant and Option Liability

At December 31, 2005, the Company has outstanding warrants and options to purchase an aggregate 188,700,000 shares of the Company’s common stock.  The Company valued this warrant liability at December 31, 2005 at $6,016,252.  This revaluation resulted in a gain of $4,346,713 which the Company included in operations during the year ended December 31, 2005.  There was no such gain or loss during the prior year ..

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

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “ Accounting for Contingencies”.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

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

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were not effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period.   We are currently completing a review of our personnel, systems, and procedures, and have hired an accounting consultant to help us improve our controls. We have also hired a Principal Accounting Officer / Chief  Information Officer with  significant experience in accounting systems.  We expect to have these deficiencies resolved for the filing of our Form 10-KSB/A for the period ended December 31, 2007.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year		Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sam Klepfish Interim President	2006	(a)	$115,697	(b)	--	$17,500	(c)	22,500	(d)	--	--	--	$155,697
Joe DiMaggio, Jr.	2006	(e)	$--		--	--		--		--	--	--	$--

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

SAM KLEPFISH

The Company and its Chief Executive Officer Sam Klepfish are parties to an oral which provides, among other things:

·	Mr. Klepfish is to receive a cash monthly salary in the amount of $10,028
·	Mr. Klepfish’s receives an additional monthly salary of $4500 which is not paid in cash, but is recorded on a monthly basis as a convertible note payable. These notes payable are convertible into common stock of the Company at a rate of $0.005 per share.

Food Innovations, Inc. and Joe DiMaggio, Jr. were parties to an employment agreement that was terminated by mutual agreement on August 14, 2006 which, among other things:

•	That Joe DiMaggio will serve as the company’s CEO
·	For a term of five (5) years, commencing July 15, 2002, subject to earlier termination by either party in accordance with the Employment Agreement,
·	The Mr. DiMaggios salary shall be $100,000 per annum, payable by the Company in regular installments in accordance with the Company’s general payroll practices,
·	Salary will increase if the Company has weekly revenues of more than $250,000

Z. ZACKARY ZIAKAS

Food Innovations, Inc. and Z. Zackary Ziakas are parties to an employment agreement which provides, among other things:

•	That Mr. Ziakas will serve as the Company’s Chief Operating Officer,
·	For a term of five (5) years, commencing May 17, 2004, subject to earlier termination by either party in accordance with the Employment Agreement,
·	The Mr. Ziakas’ salary shall be $95,00 per annum, payable by the Company in regular installments in accordance with the Company’s general payroll practices,
·	Salary will automatically increase by 10% on a yearly basis.

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

ITEM 13. Exhibits

3.1
Articles of Incorporation  (incorporated by reference to exhibit 3.1 of the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

3.2	Bylaws of the Company

4.1
Form of Convertible Note (incorporated by reference to exhibit 4.1 of the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

4.2
Form of Convertible Note (incorporated by reference to exhibit 4.2 of the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

4.3
Form of Warrant - Class A (incorporated by reference to exhibit 4.3 of the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

4.4
Form of Warrant - Class B (incorporated by reference to exhibit 4.4 of the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

4.5
Form of Warrant - Class C (incorporated by reference to exhibit 4.5 of the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

10.1
Lease of the Company's offices at Naples, Florida (incorporated by reference to exhibit 10.1 of the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

10.2
Security and Pledge Agreement – IVFH (incorporated by reference to exhibit 10.2 of the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

10.3
Security and Pledge Agreement – FII (incorporated by reference to exhibit 10.3 of the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

10.4
Supply Agreement  with Next Day Gourmet, L.P. (incorporated by reference to exhibit 10.4 of the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

10.5
Subscription Agreement (incorporated by reference to exhibit 10.5 of the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

10.6
Management contract between the Company and Joseph DiMaggio, Jr.  (incorporated by reference to exhibit 10.2 of the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 17, 2006).

10.7
Management contract between the Company and Z. Zackary Ziakas (incorporated by reference to exhibit 10.3 of the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 17, 2006).

10.8
Agreement and Plan of Reorganization between IVFH and FII. (incorporated by reference to exhibit 10.6 of the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

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

As more fully described in Note 17, subsequent to the issuance of the Company’s 2004 financial statements and our report thereon dated April 27, 2005 and the 2005 financial statements and our report dated March 3, 2006, except for Note 7, for which the date is April 10, 2006, the Company restated those financial statements, expanded certain disclosures and added new ones. A further restatement has been made to the 2006 financial statements and our report dated August 24, 2007 to correct the dilutive effect of securities on the statement of operations, earnings per shares and the weighted average of shares outstanding in the year ended December 31, 2006. In our original reports we expressed unqualified opinions on the 2006, 2005 and 2004 financial statements, and our opinion on the revised financial statements, as expressed herein, remains unqualified.

/s/ Bernstein & Pinchuk LLP

New York, New York
August 24, 2007, except for the effect of a correction to the dilutive effect of securities on the statement of operations, earnings per shares and the weighted average of shares outstanding in the year ended December 31, 2006, for which the date is July 17, 2008.

Innovative Food Holdings, Inc.
Consolidated Balance Sheets

	December 31,
	2006	2005	2004
ASSETS		(Restated)	(Restated)
Current assets

Cash and cash equivalents	$118,518	$10,203	$28,011
Accounts receivable, net of allowance	315,699	439,110	325,498
Interest receivable	7,147	7,147	-
Loan receivable, net of allowance	285,000	95,000	-
Other current assets	15,509	1,507	-

Total current assets	741,873	552,967	353,509

Property and equipment, net of accumulated depreciation	92,628	94,694	103,821

Total assets	$834,501	$647,661	$457,330

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities

Accounts payable and accrued liabilities	$886,145	$654,331	$618,915
Accrued interest, net of discount	172,950	28,260	1,743
Accrued interest - related parties, net of discount	105,194	41,937	7,622
Amount due under bank credit line	24,272	24,247	24,520
Notes payable, current portion	927,421	784,000	-
Notes payable - related parties, current portion	384,000	425,000	115,000
Warrant liability	521,606	6,016,252	-
Conversion option liability	437,207	7,103,275	-
Penalty for late registration of shares	262,560	926,720	-
Total current liabilities	3,721,355	16,004,022	767,800

Notes payable	20,956	25,000	198,000
Notes payable - related parties	-	25,000	390,000
Total liabilities	3,742,311	16,054,022	1,355,800

Stockholder's deficiency
Common stock, $0.0001 par value; 500,000,000 shares authorized; 151,310,796,
104,742,037, and 72,992,037 shares issued and outstanding at December 31, 2006,
2005, and 2004, respectively	15,131	10,474	7,299
Common stock subscribed	-	36,000	-
Additional paid-in capital	440,306	47,825	4,857,979
Accumulated deficit	(3,363,247)	(15,500,660)	(5,763,748)
Total stockholder's deficiency	(2,907,810)	(15,406,361)	(898,470)

Total liabilities and stockholders' deficiency	$834,501	$647,661	$457,330

The accompanying notes are an integral part of these consolidated financial statements.

Innovative Food Holdings, Inc.
Consolidated Statements of Operations

	For the Year Ended December 31,
	2006	2005	2004
		(Restated)	(Restated)
Revenue	$7,074,088	$5,552,765	$4,669,233

Cost of goods sold	5,372,349	4,317,996	3,869,795
	1,701,739	1,234,769	799,438

Selling, General and administrative expenses	2,088,590	1,847,027	4,637,998
Total operating expenses	2,088,590	1,847,027	4,637,998

Operating loss	(386,851)	(612,258)	(3,838,560)

Other (income) expense:
Interest (income) expense	385,505	751,783	690,801
Cost of penalty for late registration of shares	1,668,792	2,162,560	-
Change in fair value of warrant liability	(5,579,541)	(4,346,713)	-
Change in fair value of conversion option liability	(6,666,068)	(5,361,958)	-
(gain) loss from marking to market - registration penalty	(2,332,952)	(1,235,840)	-
Total other (income) expense	(12,524,264)	(8,030,168)	690,801

Loss before income taxes	12,137,413	7,417,910	(4,529,361)

Income tax expense	-	-	-

Net income (loss)	$12,137,413	$7,417,910	$(4,529,361)

Earnings (loss) per share - basic (post reverse-splits)	$0.09	$0.08	$(0.10)

Earnings (loss) per share- diluted (post reverse-splits)	$0.02	$0.02	$(0.10)

Weighted average shares outstanding - basic (post reverse-splits)	128,144,848	88,244,366	46,391,846

Weighted average shares outstanding - diluted (post reverse-splits)	506,197,505	402,166,422	46,391,846

The accompanying notes are an integral part of these consolidated financial statements.

Innovative Food Holdings, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2006	2005	2004
		(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$12,137,413	$7,417,910	$(4,529,361)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	54,298	54,183	52,049
Value of warrants and options issued	84,895	-	-
Stock issued to employees for services performed	49,901	36,000	68,500
Stock issued to board members for services performed	-	-	136,000
Stock issued to consultants for services performed	-	45,400	2,420,000
Note payable issued to officer for salary	9,000	-	-
Options issued to officer	-	-	135,673
Reserve for bad debt	-	75,000	-
Amortization of discount and interest on notes payable	9,000	605,000	703,000
Cost of penalty due to late registration of shares	1,668,792	2,162,560	-
Change in fair value of warrant liability	(5,579,541)	(4,358,284)	-
Change in fair value of conversion option liability	(6,666,068)	(5,350,387)	-
Change in fair value of penalty for late registration of shares	(2,332,952)	(1,235,840)	-
Changes in assets and liabilities:
Accounts receivable, net	123,411	(113,612)	(60,482)
Interest receivable	-	(7,147)	-
Prepaids	(14,002)	(1,507)	-
Accounts payable and accrued expenses	634,628	196,245	100,617
Net cash provided by (used in) operating activities	178,775	(474,479)	(974,004)

Cash flows from investing activities:
Loan to Pasta Italiana	(190,000)	(170,000)	-
Acquisition of property and equipment	(26,445)	(45,056)	(78,644)
Net cash (used in) investing activities	(216,445)	(215,056)	(78,644)

Cash flows from financing activities:
Proceeds from issuance of debt	160,000	605,000	715,920
Proceeds from (payments on) bank credit line	25	(273)	382
Principal payments on debt	(14,040)	-	-
Proceeds from sale of common stock	-	67,000	320,225
Net cash provided by financing activities	145,985	671,727	1,036,527

Increase (decrease) in cash and cash equivalents	108,315	(17,808)	(16,121)

Cash and cash equivalents at beginning of year	10,203	28,011	44,132

Cash and cash equivalents at end of year	$118,518	$10,203	$28,011

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-	$-

Taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Innovative Food Holdings, Inc.
Consolidated Statements of Cash Flows
(continued)

	For the Year Ended December 31,
	2006	2005	2004
		(Restated)	(Restated)
Common stock issued to consultants for services	$-	$45,667	$2,420,000

Notes payable issued for acquisition of computer equipment	$25,385	$-	$-

Value of warrants issued	$28,143	$-	$-

Common stock issued for conversion of notes payable and accrued interest	$70,255	$49,000	$788,176

Conversion of current liabilities to common stock	$-	$-	$339,750

Common stock issued to employees as bonuses	$49,901	$-	$68,500

Common stock issued to board members as compensation	$-	$-	$136,000

Charge to equity for change to liability method for value
of beneficial conversion feature of notes payable	$-	$12,528,662

Charge to equity for change to liability method of warrant valuation	$-	$10,374,536	$-

Value of warrants and options issued as compensation	$67,500	$-	$-

Revaluation of conversion option liability	$(6,666,068)	$(5,361,958)	$-

Revaluation of warrant liability	$(5,579,541)	$(4,346,713)	$-

Cost of penalty for late registration of shares	$1,668,792	$2,162,560	$-

Revaluation of penalty for late registration of shares	$(2,332,952)	$(1,235,840)	$-

The accompanying notes are an integral part of these consolidated financial statements.

Innovative Food Holdings, Inc. and subsidiary
Consolidated Statements of Stockholders' Deficiency
For the three years ended December 31, 2006

	Common Stock			Common Stock	Accumulated
	Amount	Value	APIC	Subscribed	Deficit	Total
Balance at December 31, 2003	25,000,000	$2,500	$(2,500)	$-	$(1,234,387)	$(1,234,387)

Shares outstanding at time of merger	157,037	16	(16)	-	-	-

Common stock issued for services performed	18,700,000	1,870	2,418,130	-	-	2,420,000

Common stock sold for cash	15,000,000	1,500	318,725	-	-	320,225

Common stock issued for conversion of note payable and current liabilities	4,910,000	491	787,685	-	-	788,176

Common stock issued for conversion of current liabilities	1,300,000	130	339,620	-	-	339,750

Common stock to employee and board members for services performed	7,925,000	792	203,708	-	-	204,500

Value of options issued to officer	-	-	135,673	-	-	135,673

Beneficial conversion feature of accrued interest	-	-	28,954	-	-	28,954

Beneficial conversion feature of notes payable	-	-	628,000	-	-	628,000

Loss for the year ended December 31, 2004	-	-	-	-	(4,529,361)	(4,529,361)

Balance at December 31, 2004	72,992,037	$7,299	$4,857,979	$-	$(5,763,748)	$(898,470)

Common stock issued for conversion of note payable	5,000,000	500	(500)	-	-	-

Common stock issued to employees for services performed	750,000	75	8,925	-	-	9,000

Common stock issued to consultants for services performed	100,000	10	1,290	-	-	1,300

Common stock issued to consultants for services performed	100,000	10	1,290	-	-	1,300

Common stock issued to consultants for services performed	100,000	10	1,290	-	-	1,300

Common stock issued to board members for services performed	2,500,000	250	32,250	-	-	32,500

Common stock sold for cash	13,400,000	1,340	65,660	-	-	67,000

Common stock issued for conversion of note payable	8,800,000	880	43,120	-	-	44,000

Common stock issued for conversion of note payable	1,000,000	100	4,900	-	-	5,000

The accompanying notes are an integral part of these consolidated financial statements.

Innovative Food Holdings, Inc. and subsidiary
Consolidated Statements of Stockholders' Deficiency
For the Three Years Ended December 31, 2006
(continued)

	Common Stock			Common Stock	Accumulated
	Amount	Value	APIC	Subscribed	Deficit	Total
Common stock subscribed for employee bonus	-	-	-	36,000	-	36,000

Beneficial conversion feature of notes payable	-	-	195,795	-	-	195,795

Beneficial conversion feature of accrued interest	-	-	91,911	-	-	91,911

Fair value of warrants	-	-	409,205	-	-	409,205

Change in method of accounting for warrant liability	-	-	-	-	(10,374,536)	(10,374,536)

Change in method of accounting for conversion option liability	-		(5,665,290)		(6,780,286)	(12,445,576)

Loss for the year ended December 31, 2005	-	-	-	-	7,417,910	7,417,910

Balance at December 31, 2005	104,742,037	$10,474	$47,825	$36,000	$(15,500,660)	$(15,406,361)

Issuance of shares previously subscribed	600,000	60	35,940	(36,000)	-	-

Common shares issued for conversion of note payable	34,718,759	3,472	142,256	-	-	145,728

Discount due to BCF of interest accrued on convertible notes payable			156,510	-	-	156,510

Common shares issued for acquisition, to be cancelled	10,000,000	1,000	(1,000)	-	-	-

Common shares issued to employee as bonus	900,000	90	32,310	-	-	32,400

Common shares issued to officer as bonus	350,000	35	17,465	-	-	17,500

Discount due to BCF of convertible note payable			9,000	-	-	9,000

Income for the year ended December 31, 2006	-	-	-	-	12,137,413	12,137,413

Balance at December 31, 2006	151,310,796	$15,131	$440,306	$-	$(3,363,247)	$(2,907,810)

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

The Company had a 1-for-200 reverse split of its common stock effective March 8, 2004.  There were a total of 30,011,706 shares issued and outstanding immediately before the reverse split, and 157,037 shares issued and outstanding immediately after the reverse split.

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

A summary of option  activity  (post-reverse split) under the Plan as of December 31,  2006,  and changes during the period then ended are presented below:

	Options	Weighted- Average Exercise Price
Outstanding December 31, 2004	500,000	$0.50
Issued	-
Exercised	-	-
Forfeited or expired	-	-
	-	-
Outstanding December 31, 2005	500,000	$0.50
Issued	15,000,000	0.01
Exercised	-	-
Forfeited or expired	-	-

Outstanding at December 31, 2006	15,500,000	$0.02
Non-vested at December 31, 2006	200,000	$0.01
Exercisable at December 31, 2006	15,300,000	$0.02

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

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). An entity may make a one-time election to adopt the transition method described in this guidance and may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this guidance, which was November 11, 2005. The company has elected not to adopt the alternative transition method provided in FAS 123(R)-3 for calculating the tax effects of share-based compensation pursuant to SFAS 123(R).

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

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “ Accounting for Contingencies”.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

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
25,000	100,000	100,000

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
38,000	41,000	85,000

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
40,000	50,000	--

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
20,000	30,000	--

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
--	--	--

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
25,000	25,000	--

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
25,000	25,000	--

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
10,000	10,000	10,000

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
10,000	10,000	10,000

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
10,000	10,000	10,000

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
10,000	10,000	10,000

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
8,000	8,000	8,000

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
120,000	120,000	--

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
30,000	30,000	--

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
23,000	25,000	--

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
23,000	25,000	--

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
6,000	10,000	--

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
--	10,000	--

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
120,000	--	--

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
	30,000	--	--

Note payable in the amount of $75,000 to Michael Ferrone , dated August 2, 2004. The note bears interest at the rate of 8% per annum, and was due in full on February 2, 2005. Interest in the amount of $6,000, $6,000, and $2,482 was accrued on this note during the twelve months ended December 31, 2006, 2005, and 2004, respectively. This note is in default at December 31, 2006.	75,000	75,000	75,000

Two convertible notes payable in the amount of $4,500 each to Sam Klepfish, the Company’s Interim President and a related party, dated November 1 and December 1, 2006. Pursuant to the Company’s employment agreement with Mr. Klepfish, the amount of $4,500 in salary is accrued each month to a note payable. These notes bear interest at the rate of 8% per annum. These notes and accrued interest are convertible into common stock of the Company at a rate of $0.005 per share. Interest in the aggregate amount of $89 was accrued on these notes during the twelve months ended December 31, 2006.	9,000	--	--

Note payable in the amount of $10,000 to Alpha Capital, dated May 19, 2006. The note bears interest at the rate of 15% per annum, and was due in full on November 19, 2006. Interest in the amount of $1,137 was accrued on this note during the twelve months ended December 31, 2006.	10,000	--	--

Note payable in the original amount of $25,787 to Microsoft Corporation dated May 3, 2006. The note bears interest at the rate of 9.7% per annum, and is payable in 60 monthly payments of $557 beginning October 1, 2006. Negative interest in the amount of $630 was capitalized to this note during the twelve months ended December 31, 2006. Principal and interest in the amounts of $1,040 and $632, respectively, were paid on this note during the twelve months ended December 31, 2006.	25,378	--	--

Total	$1,332,377	$1,259,000	$703,000
Less: Current maturities	(1,311,421)	(1,209,000)	(115,000)
Long-term portion	$20,956	$50,000	$588,000

Total Non-related parties	$868,377	$729,000	$198,000
Total related parties	464,000	530,000	505,000
Total	$1,332,377	$1,259,000	$703,000

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

Components of deferred tax assets as of December 31, 2006, 2005, and 2004 are as follows:

	2006	2005	2004
Non Current:
Net operating loss carryforward	$875,000	$595,000	$385,000
Valuation allowance	(875,000)	(595,000)	(385,000)
Net deferred tax asset	$-	$-	$-

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

The Company had a 1-for-200 reverse split of its common stock effective March 8, 2004.  There were a total of 30,011,706 shares issued and outstanding immediately before the reverse split, and 157,037 shares issued and outstanding immediately after the reverse split.

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

Insufficient Authorized but Unissued Shares of Common Stock

The Company has a potential obligation to issue 697,210,916,  460,854,520, and 127,318,600 shares (post-reverse split) of common stock upon the conversion of convertible notes and accrued interest, warrants and penalty shares issuable at December 31, 2006, 2005, and 2004, respectively.  The Company  had 151,310,796, 104,742,037,  and 72,992,037 shares (post-reverse split) of common stock outstanding at December 31, 2006, 2005, and 2004, respectively, and  500,000,000 shares (post-reverse split) of common stock authorized at December 31, 2006 and 2005.   The Company has exceeded its shares authorized by 195,410,916  and  65,596,557 shares (post-reverse split) at December 31, 2006 and 2005, respectively.

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

17.  AMENDMENTS TO FINANCIAL STATEMENTS

By letter dated January 19, 2006, the Company received comments to the its Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2004.  As such, the Company has amended its financial statements for the twelve months ended  December 31, 2004 and December 31, 2005.    The table below indicates  the areas in which  material changes to the previously reported financials were made:

In the table below are the areas of major changes in tabular format for the year ended December 31, 2005:

	Previously Reported	Adjustment	Restated Amount
Current assets	$665,937	$(112,970)	$552,967

Total assets	753,305	(105,644)	647,661

Current liabilities	1,358,817	14,645,205	16,004,022

Total liabilities	1,471,575	14,582,447	16,054,022

Additional paid-in capital	2,522,387	(2,474,562)	47,825

Total stockholders' deficit	(718,270)	(14,782,390)	(15,500,660

Total revenue	5,561,614	(8,849)	5,552,765

Cost of good sold	4,512,833	(194,837)	4,317,996

Selling, general, and
administrative expenses	1,461,885	385,142	1,847,027

Net income (loss)	(563,821)	7,981,731	7,417,910

Earnings (loss) per share	$(0.01)	$0.09	$0.08

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005,  AND 2004

In the table below are the areas of major changes in tabular format for the year ended December 31, 2004:

	Previously Reported	Adjustment	Restated Amount
Current assets	$358,173	$(4,664)	$353,509

Total assets	477,879	(20,549)	457,330

Current liabilities	1,195,312	(427,512)	767,800

Total liabilities	1,327,312	28,488	1,355,800

Additional paid-in capital	1,830,578	3,027,401	4,857,979

Total stockholders' deficit	(849,433)	(4,914,315)	(5,763,748)

Total revenue	4,669,267	(34)	4,669,233

Cost of good sold	3,865,131	4,664	3,869,795

Selling, general, and
administrative expenses	2,262,757	2,375,241	4,637,998

Net (loss)	(1,512,225)	(3,017,136)	(4,529,361)

Earnings (loss) per share	$(0.04)	$(0.06)	$(0.10)

The following changes were made to the footnote disclosure of our financial statements:

Weighted Average shares – diluted

The weighted-average shares outstanding were changed to include the shares issuable upon the conversion of notes payable and accrued interest in the dilutive effective of securities  on the statements of operations, net loss to per share and the weighted average of shares outstanding .

Accounting Policies:

We have expanded our disclosures in our accounting policies footnote.

Beneficial Conversion Feature of Notes Payable:

We have calculated the value of the beneficial conversion features of our convertible notes payable and amortized the related discount on the notes payable to interest expense. The beneficial conversion feature was calculated using the intrinsic value method through June 30, 2005.  During the three months ended September 30, 2005, the number of shares of common stock issuable exceeded the number of shares authorized, and the conversion feature of the convertible notes payable was classified as a derivative security.  Accordingly, during the three months ended September 30, 2005, the Company began calculating the value of the beneficial conversion feature of the convertible notes payable via the Black-Scholes valuation method, and revaluing this amount at every period end.   The change in value of the beneficial conversion features from the date of inception of the notes through the date of recalculation was charged to equity.  Changes in the valuation of the beneficial conversion features subsequent to the change to the liability method were charged to operations.

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

EXHIBIT
NUMBER

3.1
Articles of Incorporation (incorporated by reference to exhibit 3.1 of the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

3.2	Bylaws of the Company

4.1
Form of Convertible Note (incorporated by reference to exhibit 4.1 of the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

4.2
Form of Convertible Note (incorporated by reference to exhibit 4.2 of the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

4.3
Form of Warrant - Class A (incorporated by reference to exhibit 4.3 of the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

4.4
Form of Warrant - Class B (incorporated by reference to exhibit 4.4 of the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

4.5
Form of Warrant - Class C (incorporated by reference to exhibit 4.5 of the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

10.1
Lease of the Company's offices at Naples, Florida (incorporated by reference to exhibit 10.1 of the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

10.2
Security and Pledge Agreement – IVFH (incorporated by reference to exhibit 10.2 of the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

10.3
Security and Pledge Agreement – FII (incorporated by reference to exhibit 10.3 of the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

10.4
Supply Agreement with Next Day Gourmet, L.P. with Next Day Gourmet, L.P. (incorporated by reference to exhibit 10.4 of the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

10.5
Subscription Agreement (incorporated by reference to exhibit 10.5 of the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

10.6
Management contract between the Company and Joseph DiMaggio, Jr.  (incorporated by reference to exhibit 10.2 of the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 17, 2006).

10.7
Management contract between the Company and Z. Zackary Ziakas (incorporated by reference to exhibit 10.3 of the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 17, 2006).

10.8
Agreement and Plan of Reorganization between IVFH and FII. (incorporated by reference to exhibit 10.6 of the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

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

Dated:  July 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Sam Klepfish	CEO and Director	July 31, 2008
Sam Klepfish	(Principal Executive Officer)

/s/ John McDonald	Principal Accounting Officer	July 31, 2008
John McDonald	(Principal Financial Officer)

/s/ Joel Gold	Director	July 31, 2008
Joel Gold

/s/ Michael Ferrone	Director	July 31, 2008
Michael Ferrone