Form 10QSB
period 2007-03-31
INNOVATIVE FOOD HOLDINGS INC
filed 2008-07-31
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended March 31, 2007

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

YES ☐  NO ☒

INNOVATIVE FOOD HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Innovative Food Holdings, Inc. and subsidiary
Condensed Consolidated Balance Sheet
(Unaudited)

March 31,
2007
ASSETS
Current assets
Cash and Cash equivalents	$43,278
Accounts receivable, net	166,823
Interest receivable	7,147
Loan receivable, net	285,000
Prepaid expenses and other current assets	7,151

Total current assets	509,399

Property and equipment, net	84,719

$594,118

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$598,146
Accrued interest, net	208,886
Accrued interest - related parties, net	114,517
Notes payable, current portion	927,529
Notes payable - related parties, current portion	397,500
Penalty for late registration of shares	272,808
Warrant liability	491,777
Conversion option liability	550,210
Total current liabilities	3,561,373

Notes payable, long term portion	19,780

Stockholder's deficiency
Common stock, $0.0001 par value; 500,000,000 shares authorized
145,737,638 shares issued and 135,737,638 shares outstanding	14,574
(post reverse-splits)
Additional paid-in capital	476,248
Accumulated deficit	(3,477,857)
Total stockholders’ deficiency	(2,987,035)
$594,118
See notes to the Condensed Consolidated Financial Statements

Innovative Food Holdings, Inc. and subsidiary
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended March 31

	2007	2006

Sales	$1,600,199	$1,639,175

Cost of goods sold	1,145,222	1,271,907
Gross Margin	454,977	367,268

Selling, General and administrative expenses	399,891	449,684
Total operating expenses	399,891	449,684

Operating Income (loss)	55,086	(82,416)

Other (income) expense:
Interest (income) expense - net	76,274	71,767
Penalty for late registration of shares	37,432	665,632
Change in fair value of warrant liability	(29,829)	1,171,664
Change in fair value of conversion option liability	113,003	1,637,635
(Gain) loss from marking to market	(27,184)	147,288
	169,696	3,693,986

Loss before income tax expense	(114,610)	(3,776,402)

Income tax expense	-	-

Net loss	$(114,610)	$(3,776,402)

Net loss per share - basic (post reverse-splits)	$(0.00)	$(0.04)

Weighted average shares outstanding - basic (post reverse-splits)	148,524,217	106,817,593

See notes to the Condensed Consolidated Financial Statements

Innovative Food Holdings, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
	2007	2006

Net loss	$(114,610)	$(3,776,402)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	14,898	11,331
Amortization of discount on note payable issued to officer for salary	13,500	-
Cost of penalty due to late registration of shares	37,432	665,632
Change in fair value of warrant liability	(29,829)	1,171,665
Change in fair value of conversion options liability	113,003	1,637,635
(gain) loss from marking to market-penalty	(27,184)	147,288
Changes in operating assets and liabilities:
Accounts receivable, net	148,876	107,652
Prepaids and other assets	8,355	1,507
Accounts payable and accrued expenses	(231,017)	73,021

Net cash( used in) provided by operating activities	(66,576)	39,329

Cash flows from investing activities:
Acquisiton of property and equipment	(6,989)	(8,236)
Investment in loan to Pasta Italiana	-	(180,000)
Net cash used in investing activities	(6,989)	(188,236)

Cash flows from financing activities:
Principal payments on notes payable	(1,675)	-
Proceeds from issuance of debt	-	140,000

Net cash (used in) provided by financing activities	(1,675)	140,000

Decrease in cash and cash equivalents	(75,240)	(8,907)

Cash and cash equivalents at beginning of period	118,518	10,203

Cash and cash equivalents at end of period	$43,278	$1,296

Supplemental disclosure of cash flows information:

Cash paid during the period for:
Interest	$-	$-

Taxes	$-	$-

Common stock issued for services performed	$-	$45,400

Revaluation of conversion option liability	$113,003	$1,637,635

Revaluation of warrant liability	$(29,829)	$1,171,664

Cost of penalty for late registration of shares	$37,432	$665,632

Revaluation of penalty for late registration of shares	$(27,184)	$147,288

Cancellation of shares of common stock	$557	$-

Common stock issued for conversion of notes payable	$-	$49,000

Common stock issued as employee bonus	$-	$36,000

Charge to equity for change to liability method of warrant valuation	$-	$10,374,536

Charge to equity for change to liability method for value of beneficial
conversion feature of notes payable	$-	$12,453,662
See notes to the Condensed Consolidated Financial Statements

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited consolidated financial statements of Innovative Food Holdings, Inc. and Food Innovations, Inc. ("FII"), its wholly-owned subsidiary (collectively, the "Company" or "IVFH") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial statement presentation. U.S. accounting principles also contemplate continuation of the Company as a going concern.

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

2. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

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

Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in form 10-KSB for the year ended December 31, 2006. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations to be expected for the full year.

Reclassification

Certain reclassifications have been made to conform prior periods' data to the current presentation. These reclassifications had no effect on reported income.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $114,610, and $3,776,402 for the three months ended March 31, 2007, and 2006, respectively.  The Company also  had an accumulated deficit of $3,477,857 and a working capital deficiency of $3,051,974 as of March 31, 2007.

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

Disclosures about Fair Value of Financial Instruments

The carrying amounts of the  Company's  financial  instruments, which include accounts receivable and  accounts  payable,  approximate fair value at March 31, 2007.

Inventories

The Company does not currently maintain any material amount of inventory.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), "Share-Based Payment" (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) we accounted for stock option grant in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method), and accordingly, recognized compensation expense for stock option grants.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the nine months of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

A summary of option  activity as of March 31,  2007, and 2006, and changes during the periods then ended are presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 31, 2006	15,500,000	$0.021
Exercisable	15,200,000	0.012
Not exercisable	300,000	0.50

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at March 31, 2007	15,500,000	$0.021
Exercisable	15,300,000	$0.010
Not exercisable	200,000	$0.50

Aggregate intrinsic value of options outstanding and options exercisable at March 31, 2007, was $0. Aggregate intrinsic value represents the difference between the company's  closing  stock price on the last  trading  day of the fiscal  period, which was $0.003  (post-reverse split)as of March 31, 2007, and the exercise  price  multiplied by the number  of  options  outstanding.  As  of  March 31, 2007  total  unrecognized stock-based compensation expense related to non-vested stock options was $0. The total fair value of options vested was $0 for the three-month periods ended March 31, 2007, and 2006.

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

Comprehensive Income

The Company has no items of other comprehensive income  (loss) for the three months ended March 31, 2007.

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

4. ACCOUNTS RECEIVABLE

At March 31, 2007, accounts receivable consists of:

Accounts receivable from customers	$176,823
Allowance for doubtful accounts	(10,000)
Accounts receivable, net	$166,823

5.  LOAN RECEIVABLE, NET

The balance of loan receivable consisted of a loan to Pasta Italiana, Inc. in the amount of $360,000 as of March 31, 2007.  These notes bear interest in the amount of 8% per annum.  These notes matured on August 24, 2006.  At March 31, 2007, the Company has set up an allowance of $75,000 of the loan receivable. The Company stopped accruing interest income on this note at December 31, 2005. At March 31, 2007, interest receivable was $7,147.

6. PROPERTY AND EQUIPMENT

A summary of property and equipment at March 31, 2007, is as follows:

Computer equipment	$256,604
Furniture and fixtures	61,568
318,172
Less accumulated depreciation and amortization	(233,453)
Total	$84,719

Depreciation and amortization expense amounted to $14,898, and $11,331 respectively, for the three months ended March 31, 2007 and 2006, respectively

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2007, are as follows:

Accounts payable and accrued expenses	$594,913
Accrued commissions	3,233
Total	$598,146

8. ACCRUED INTEREST

At March 31, 2007 the Company has the following accrued interest on its balance sheet:
Gross	Discount	Net
Non-related parties	$225,336	$16,450	$208,886
Related parties	114,517	-	114,517
Total	$339,853	$16,450	$323,403

Accrued interest on some of the Company’s notes payable is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split) (note 9). There is a beneficial conversion feature embedded in this convertible accrued interest.  The Company is amortizing this beneficial conversion feature over the life of the related party notes payable.  During the three months ended March 31, 2007, and 2006 the amounts of $35,385 and  $40,136 were credited to additional paid-in capital as a discount on accrued interest.  The Company amortized to interest expense a total of $35,913, and $34,220 of these discounts  during the three months ended March 31, 2007, and 2006, respectively.

9. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

The Company has a line of credit with Wachovia Bank in the amount of $25,000.  There was no outstanding balance as of March 31, 2007.  The Company has a loan payable outstanding for the purchase of a server, at March 31, 2007 the outstanding balance was $24,309.

At March 31, 2007, the Company has outstanding notes payable in the aggregate amount of $1,344,809.   Notes payable and notes payable to related parties at March 31, 2007, consist of the following:

March 31, 2007
Convertible note payable in the original amount of $350,000 to Alpha Capital Aktiengesselschaft (“Alpha Capital”), dated February 25, 2005. This note consists of $100,000 outstanding under a previous note payable which was cancelled on February 25, 2005, and $250,000 of new borrowings. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note is entered technical default status on May 16, 2005.   The note originally carried  interest at the rate of 8% per annum, and is due in full on February 24, 2007.  Upon default, the note’s interest rate increased to 15% per annum, and the note became immediately due. The note is convertible into common stock of the Company at a conversion price of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $250,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company  at a conversion price of $0.005 per share (post-reverse split). During the twelve months ended December 31, 2006 the note holder converted $5,000 into shares of common stock. During the twelve months ended December 31, 2006 the holder of the note converted $27,865 of accrued interest into common stock.   This note is in default at March 31, 2007. Interest in the amount of $12,760  and $12,896 was accrued on this note during the three months ended March 31, 2007, and 2006, respectively.
$345,000

 Convertible note payable in the amount of $160,000 to Michael Ferrone, a board member and related party, dated March 11, 2004. The note bears interest at the rate of 8% per annum, and was originally due in full on March 11, 2006. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible by the holder into common stock of the Company at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $160,000 was recorded as a discount to the note, and was amortized  to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share (post-reverse split)  Interest in the amount of $3,156 was accrued on this note during  the each of the three  months ended March 31, 2007,  and 2006.
160,000

Convertible note payable in the original amount of $100,000 to Joel Gold, a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006. The note is convertible by the holder into common stock of the Company at a conversion price of $0.005 per share (post-reverse split).  A beneficial conversion feature in the amount of $100,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share (post-reverse split) .  During the twelve months ended December 31, 2006, $75,000 of the principal amount was converted into common stock.  Interest in the amount of $493, and $1,972 was accrued on this note during the three months ended March 31, 2007, and 2006, respectively. This note is in default at March 31, 2007.
25,000

Convertible note payable in the amount of $85,000 to Briolette Investments, Ltd, dated March 11, 2004. The note bears interest at the rate of 8% per annum, and is due in Full on March 11, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature  in the amount of $85,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004 Accrued interest is convertible by the holder into common stock of the Company at a price of $0.005 per share (post-reverse split). During the twelve months ended December 31, 2005, the note holder converted $44,000 of the note payable into common stock. During the twelve months ended December 31, 2006, the Company made a $3,000 cash payment on the principal amount of the note. Interest in the amount of $749, and $810 was accrued on this note during the three months ended March 31, 2007, and 2006, respectively. This note is in default at March 31, 2007.

38,000
  Convertible note payable in the amount of $80,000 to Brown Door, Inc., dated March 11, 2004. The note bears interest at the rate of 8% per annum, and was due in full on March 11, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $80,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share (post-reverse split)   Interest in the amount of $1,579 was accrued on this note during each of the three months ended March 31, 2007,  and 2006. This note is in default at March 31, 2007.
80,000

Convertible note payable in the amount of $50,000 to Whalehaven Capital Fund, Ltd. (“Whalehaven Capital”) dated February 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisites numbers of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note is in technical default as of May 16, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in Full on February 24, 2007. Upon default, the note’s interest rate increased to 15% per annum, and the note became due immediately. The note is convertible into common stock of the Company at a conversion of $0.005 per share (post-reverse split).  A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense during the three months ended March 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). During the twelve months ended December 31, 2006, $5,000 of principal was converted into common stock.  During the twelve months ended December 31, 2006 the holder of the note converted $5,000 of principal and $589 of accrued interest into shares of common stock.    This note is in default at September 30, 2006 and 2005. Interest in the amount of $1,480, and $1,849 was accrued on this note during the three months ended March 31, 2007 and 2006, respectively.  This note is in default at March 31, 2007.
40,000

Convertible note payable in the amount of $50,000 to Oppenheimer & Co., / Custodian for Joel Gold IRA, a related party, dated March 14, 2004. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005.  Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $987 was  accrued on this note during each of the three months ended March 31, 2007, and 2006. This note is in default at March 31, 2007.
50,000

Convertible note payable in the original amount of $30,000 to Huo Hua dated May 9, 2005. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006.  The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share(post-reverse split)   During the twelve months ended December 31, 2006, the note holder converted $10,000 of principal into common stock. Interest in the amount of $395, and $463 was  accrued on this note during the three months ended March 31, 2007, and 2006, respectively. This note is in default at March 31, 2007.
20,000

 Convertible note payable in the amount of $25,000 to Joel Gold a board member and related party, dated January 25, 2005. The note bears interest at the rate of 8% per annum, and is due in full on January 25, 2007.  The note is convertible into common stock of the Company  at a conversion of $0.025 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.025 per share. Interest in the amount of $493, was accrued on this note during the three months ended March 31, 2007,  and 2006, respectively.
25,000

Convertible note payable in the amount of $25,000 to The Jay & Kathleen Morren Trust  dated January 25, 2005. The note bears interest at the rate of 6% per annum, and is due in full on January 25, 2007.  The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split) Interest in the amount of $369 was accrued on this note during the three months ended March 31, 2007, and 2006, respectively.
25,000

Convertible note payable in the amount of $10,000 to Lauren M. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share (post-reverse split). This note is in default at September 30, 2006. Interest in the amount of $197, was accrued on this note during the three months ended March 31, 2007, and 2006, respectively.   This note is in default at March 31, 2007.
10,000

Convertible note payable in the amount of $10,000 to Richard D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share (post-reverse split) . Interest in the amount of $197 was accrued on this note during the three months ended March 31, 2007, and 2006, respectively.  This note is in default at March 31, 2007.
10,000

Convertible note payable in the amount of $10,000 to Christian D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of  8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share  (post-reverse split). Interest in the amount of $197 was accrued on this note during the three months ended March 31, 2007, and 2006, respectively.   This note is in default at March 31, 2007.
10,000

Convertible note payable in the amount of $10,000 to Andrew I. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share  (post-reverse split). Interest in the amount of $197 was accrued on this note during the three months ended March 31, 2007, and 2006, respectively.   This note is in default at March 31, 2007.
10,000

Convertible note payable in the amount of $8,000 to Adrian Neilan dated March 11, 2004. The note bears interest at the rate of 8% per annum, and is due in full on October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $8,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004.. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $157 was accrued on this note during the each of the three months ended March  31, 2007, and 2006, respectively. This note is in default at March 31, 2007.
8,000

Convertible note payable in the amount of $5,000 to Matthias Mueller dated March 11, 2004. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $5,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share  (post-reverse split). Interest in the amount of $99 was accrued on this note during the each of the three months ended March 31, 2007, and 2006, respectively. This note is in default at March 31, 2007.
5,000

Convertible note payable in the amount of $120,000 to Alpha Capital dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note is in technical default as of November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $120,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $4,439, was accrued on this note during the three months ended March 31,   2007, and 2006, respectively.   This note is in default at March 31, 2007.
120,000

Convertible note payable in the amount of $30,000 to Whalehaven Capital dated August 25, 2005.  We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default as of November 13, 2006.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $1,109 was accrued on this note during the three months ended March 31, 2007 and 2006, respectively.  This note is in default at March 31, 2007.
30,000

 Convertible note payable in the original amount of $25,000 to Asher Brand, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default as of November 13, 2006.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split) Interest in the amount of 8518 and $924 was accrued on this note during the three months ended March 31, 2007 and 2006, respectively. During the three months ended September 30, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock.   This note is in default at March 31, 2007.
23,000

Convertible note payable in the original amount of $25,000 to Momona Capital, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default at November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split.  Interest in the amount of $851 and $924 was accrued on this note during the three months ended March 31, 2007 and 2006. During the twelve months ended December 31, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock. This note is in default at March 31, 2007.
23,000

Convertible note payable in the amount of $10,000 to Lane Ventures dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default at November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $221 and $369 was accrued on this note during the  three months ended March 31, 2007 and 2006, respectively.   During the twelve months ended December 31, 2006, the holder of the note converted $4,000 of principal and $1,467 of accrued interest into common stock.  This note is in default at March 31, 2007.
6,000

Note payable in the amount of $120,000 to Alpha Capital, dated February 7, 2006. The originally carried interest at the rate of 15% per annum, and was originally due in full on February 7, 2007. The Company is not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable.  Interest in the amount of $5,917 and 2,565 was accrued on this note during the three months ended March 31, 2007 and 2006.   This note is in default at March 31, 2007.
120,000

Note payable in the amount of $30,000 to Whalehaven Capital dated February 7, 2006. The note originally  carried interest at the rate of 15% per annum, and was due in full on February 7, 2007. The Company is not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable.  Interest in the amount of $1,109 and $641 was accrued on this note   during the three months ended March 31, 2007 and 2006.   This note is in default at March 31, 2007.

30,000
Note payable in the amount of $75,000 to Michael Ferrone, dated August 2, 2004. The note bears interest at the rate of 8% per annum, and was due in full on February 2, 2005. Interest in the amount of $1,480 and $1,479, was accrued on this note during the three months ended March 31, 2007 and 2006, respectively. This note is in default at March 31, 2007.	75,000

Note payable in the amount of $10,000 to Alpha Capital, dated May 19, 2006. The note bears interest at the rate of 15% per annum, and was due in full on November 19, 2006. Interest in the amount of $493 and $0 was accrued on this note during the three months ended March 31, 2007 and 2006. This note is in default at March 31, 2007.	10,000

Five convertible notes payable in the amount of $4,500 each to Sam Klepfish, the Company’s Interim President and a related party, dated November 1, 2006,  December 1, 2006,  January 1, 2007, February 1, 2007, and March 1, 2007.  Pursuant to the Company’s employment agreement with Mr. Klepfish, the amount of $4,500 in salary is accrued each month to a note payable.  These notes bear interest at a rate of 8% per annum.  These notes and accrued interest are convertible into common stock as a rate of $0.005 per chare.  Interest in the aggregate amount of $347 and $0 was accrued on these notes during the three months ended March 31, 2007 and 2006.
$22,500
Note payable in the original amount of $25,787 to Microsoft Corporation dated May 3, 2006. The note bears interest at the rate of 9.7% per annum, and is payable in 60 monthly payments of $557 beginning October 1, 2006. Negative interest in the amount of $607 was capitalized to this note during the three months ended March 31, 2007.	24,309

$1,344,809
Less: Current maturities	(1,325,029)
Long-term portion	$19,780

Total Non-related parties	$947,309
Total related parties	397,500
$1,344,809

Accounting for Conversion Options Embedded in Convertible Notes and Convertible Interest

The Company has certain convertible notes payable which contain embedded beneficial conversion features.  Through August 2005, the beneficial conversion features of these convertible notes were accounted for by the equity method, whereby the intrinsic value of the beneficial conversion features were considered discounts to the notes. These discounts were immediately amortized to interest expense. During September 2005, the number of shares of the Company’s common stock issued and issuable exceeded the number of shares of common stock the Company had authorized, and this triggered a change in the manner in which the Company accounts for these  beneficial conversion features.  In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), the debt features provision contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes.  Accordingly, the features qualified as embedded derivative instruments at September 30, 2005 and because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounting for separately from the debt instrument and recorded as derivative financial instruments.  In September 2005, the Company valued the  beneficial conversion features of its notes payable using the Black-Scholes valuation method, and arrived at an aggregate value of  $12,528,662.  Pursuant to Emerging Issues Task Force Issue  00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s  Own Stock” (“EITF 00-19”) “If a contract is reclassified from permanent  or temporary equity to an asset or a liability, the change in fair value of the contract during the period the contract was classified as equity should be accounted for as an adjustment to stockholders’ equity.”  Accordingly, during the year ended December 31, 2005, the Company charged the amount of $12,445,576 to stockholders’ equity.  $5,665,290 of this amount was charged to additional paid-in capital, which brought the balance of additional paid-in capital to $0. The remainder, or $6,780,286, was charged to accumulated deficit.  During subsequent periods,  the conversion option liability will be revalued, and any change in value charged to operations.  At March 31, 2007, the conversion option liability was valued at $550,210.  The revaluation resulted in a loss during the  three months ended March 31, 2007,  of $113,003.

The Company valued these embedded conversion options using the Black-Scholes option pricing model with the following assumptions:

	Risk Free	Expected	Expected
	Interest	Dividend	Option
	Rate	Yield	Life	Volatility
March 31, 2007	4.75%	-	10	183.67%

10.  RELATED PARTY TRANSACTIONS

The Company engaged in the following transactions with related parties in the three months ended March 31, 2007:

The Company issued three convertible notes payable in the amount of $4,500 each, for a total of $13,500 as additional salary due to the Company’s Interim President.

11. EQUITY

On March 27, 2003 a 1-for-1,000 reverse stock split of the Company’s common stock was effected.  On March 8, 2004, a 1-for 200 reverse stock split of the Company’s common stock was effected.

Common Stock

The Company had the following common stock transactions during the three months ended March 31, 2007:

The Company cancelled 5,573,158 shares (post reverse-split) of common stock for which were issued but not outstanding.

The Company recorded a discount to the convertible notes payable for the accrued interest in the amount of $35,385 during the three months ended March 31, 2007.

Warrants

The following table summarizes the warrants outstanding at March 31, 2007 (post reverse-split):

			Weighted
		Weighted	average
		average	exercise
Range of	Number of	remaining	price of	Number of
exercise	shares	contractual	outstanding	shares
prices	outstanding	life (years)	warrants	exercisable
$0.005	136,500,000	2.92	$0.005	136,500,000
$0.110	10,500,000	3.40	$0.110	10,500,000
$0.115	42,000,000	3.40	$0.115	42,000,000
	189,000,000	3.06		189,000,000

There were no transactions involving warrants during this period.

Options

The following table summarizes the options outstanding at March 31, 2007:

			Weighted		Weighted
		Weighted	average		average
		Average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	Options	contractual	Outstanding	Options	exercisable
prices	outstanding	life (years)	Options	exercisable	options
$0.005	15,000,000	4.64	$0.005	-	-
0.500	500,000	2.13	0.500	200,000	$0.500
	15,500,000	4.56		200,000	0.500

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at March 31, 2007	15,500,000	$0.021
Exercisable	200,000	$0.500
Not exercisable	15,300,000	$0.500

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

The fair value of these warrants is determined utilizing the Black-Scholes valuation model.  Through August 2005, these warrants were accounted for by the equity method, whereby the fair value of the warrants was charged to additional paid-in capital. During September, 2005, the number of shares of the Company’s common stock issued and issuable exceeded the number of shares of common stock the Company had authorized, and this triggered a change in the manner in which the Company accounts for these  warrants and the Company began to account for these warrants utilizing the liability method.    Pursuant to EITF 00-19, “If a contract is reclassified from permanent  or temporary equity to an asset or a liability, the change in fair value of the contract during the period the contract was classified as equity should be accounted for as an adjustment to stockholders’ equity.”  Accordingly, during the year ended December 31, 2005, the Company charged the amount of  $10,374,536 to stockholders’ equity.    At the same time, the Company changed the way in which it accounts for the beneficial conversion feature of convertible notes payable (see note 8).

The accounting guidance shows that the warrants and options which are a derivative liability should be revalued  each reporting period. The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants and options, as well as in the volatility of the stock price during the term used for observation and the term remaining for warrants and options.  During the three months ended March 31, 2007, the Company recognized a gain  of $29,829  for the increase in the fair value of the warrant liability and recorded this gain in operations during the three months ended March 31, 2007.  The fair value of these instruments was estimated at March 31, 2007, using the Black-Scholes option pricing model with the following assumptions: risk free interest rate: 4.75%; expected dividend yield: 0%; expected option life: 10 years; and volatility: 183.67%.

Insufficient Authorized but Unissued Shares of Common Stock

The Company has a potential obligation to issue 565,134,020 shares (post-reverse split) of common stock upon the conversion of convertible notes and accrued interest, warrants and penalty shares issuable at March 31, 2007.  The Company  had 145,737,638 shares (post-reverse split) of common stock outstanding at March 31, 2007 and  500,000,000 shares (post-reverse split) of common stock authorized at March 31, 2007.  The Company has exceeded its shares authorized by 210,871,838 (post-reverse split) at March 31, 2007.

12. PENALTY FOR LATE REGISTRATION OF SHARES

At March 31, 2007, the Company had a liability in the amount of $272,808 for the issuance of 101,040,000 shares (post-reverse split) of the Company’s common stock pursuant to a penalty calculation with regard to the late registration of shares underlying convertible  notes payable.  The Company charged to operations the amount of $37,432 during the three months ended March 31, 2007 representing the fair value of these shares.  During the three months ended March 31, 2007, the Company also marked to market the value of these shares.  This resulted in a gain  of $27,184.

13. SUBSEQUENT EVENTS

On March 12, 2008, we executed amendments to restructure an aggregate of $150,000 of senior secured notes which were due February 7, 2007. The amendments extended the due date of the notes to March 4, 2009 and were in consideration of our issuance of an aggregate of: 30 million Class A warrants exercisable at $0.0115 per share, 7.5 million Class B warrants exercisable at $0.011 per share, and 3 million Class C warrants exercisable at $0.005 per share.  All of these warrants have essentially similar terms to the warrants we issued to such investors on February 24, 2005, except that the underlying common stock does not have registration rights.    .

On March 12, 2008, we also extended, to March 4, 2009, the due date of an additional $10,000 note that was due November 19, 2006 in consideration of adding a convertibility feature, at a conversion price of $0.005 per share, to the note and the issuance of 2 million Class A warrants exercisable at $0.0115 per share, 500,000 Class B warrants exercisable at $0.011 per share, and 200,000 Class C warrants exercisable at $0.005 per share.  All of these warrants have essentially similar terms to the warrants we issued to such investors on February 24, 2005, except that the underlying common stock does not have registration rights.    .

On January 22, 2008, we extended, to December 31, 2009, the due date of a $75,000 note previously extended to March 31, 2008 in consideration of adding a convertibility feature, at a conversion price of $0.005 per share, to the note.

Effective July 31, 2008, Mr. Ziakas resigned his position as our Chief Operating Officer and assumed the non-executive officer position of Vice President of Procurement.  Mr. Ziakas’ existing employment agreement has been terminated and he will continue working for us as an employee-at–will with an annual salary of $105,000.

Effective on July 31, 2008, Mr. Justin Wiernasz, age 42, was promoted to the position of President of Innovative Food Holdings, Inc.  Mr. Wiernasz was the Executive Vice President of Marketing and Sales and Chief Marketing Officer of our operating subsidiary, Food Innovations, Inc. since May 2007 and the President of Food Innovations and our Chief Marketing Officer since December 2007.  Prior thereto, he was at U.S. Foodservice, our largest customer for 13 years. From 2005 to 2007 he was the Vice President of Sales & Marketing, U.S. Foodservice, Boston, and prior thereto, from 2003 to 2005 he was a National Sales Trainer at U.S. Foodservice, Charleston SC, from 1996 to 2003 he was the District Sales Manager at U.S. Foodservice, Western Massachusetts and from 1993 to 1996 he was Territory Manager, U.S. Foodservice, Northampton, Easthampton & Amherst, MA. Prior to that from 1989 to 1993 he was the owner and operator J.J.’s food and spirit, a 110 seat restaurant. Mr. Wiernasz signed an employment agreement dated May 18, 2007 that expires on September 13, 2008 pursuant to which he is currently compensated at an annual rate of $120,000. The agreement also provides for the earning of a bonus of 10% of his salary, up to 50%, for each $100,000 of incremental profits we make over the previous year. On January 22, 2008, our Board approved the grant of an aggregate of 3 restricted million shares and 5 million in options exercisable for five years at an exercise price of $0.007 per share to Mr. Wiernasz, upon his appointment as President of Innovative Food Holdings, all of which vest on December 31, 2008, provided Mr. Wiernasz is then still an employee.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

Certain information contained in this discussion and elsewhere in this report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Securities Litigation Reform Act will not apply to certain “forward looking statements” because we issued "penny stock" (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3a51-1 under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "explore", "consider", "anticipate", "intend", "could", "estimate", "plan", "propose" or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

·	Our ability to raise capital necessary to sustain our anticipated operations and implement our proposed business plan,

·	Our ability to implement our proposed business plan,

·	The ability to successfully integrate the operations of businesses we have acquired, or may acquire in the future, into our operations,

·	Our ability to generate sufficient cash to pay our lenders and other creditors,

·	Our ability to employ and retain qualified management and employees,

·	Our dependence on the efforts and abilities of our current employees and executive officers,

·	Changes in government regulations that are applicable to our current or anticipated business,

·	Changes in the demand for our services,

·	The degree and nature of our competition,

·	Our lack of diversification of our business plan,

·	The general volatility of the capital markets and the establishment of a market for our shares,

·	Our ability to generate sufficient cash to pay our creditors, and

·
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

RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the quarters ended March 31, 2007 and 2006. This discussion may contain forward looking-statements that involve risks and uncertainties. Our actual results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report and our other public filings.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Sales

Sales decreased by $38,976, or approximately 2%, to $1,600,199 for the three months ended March 31, 2007 from $1,639,175 in the prior year. The substantial portion of the decrease was attributable to lower sales in each product category with the exception of specialty products.

Cost of goods sold

Cost of goods sold was $1,145,222 for the three months ended March 31, 2007, a decrease of $126,685 or approximately 10% compared to cost of revenue of $1,271,907 for the three months ended March 31, 2006. The decrease in the cost of revenue was due to lower sales and lower freight costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $49,793, or approximately 11%, to $399,891 during the three months ended March 31, 2007 compared to $449,684 for the three months ended March 31, 2006. The decrease was attributable to lower legal and professional fees of $93,001. The primary components of selling, general, and administrative expenses for the three months ended March 31, 2007 were payroll and related costs of $186,782; office supplies and expense of $60,648; consulting and legal and accounting fees of $43,144; commissions of $25,378; facilities cost of $18,099; amortization and depreciation of $14,898; travel and entertainment of $8,882; and legal and accounting fees of $4,659.

Penalty for Late Registration of Shares

During the three months ended March 31, 2007, the Company accrued the issuance of 13,520,000 shares (post-reverse split)of common stock pursuant to a penalty calculation with regard to the late registration of shares underlying convertible notes payable. The Company charged to operations $83,880, during the three months ended March 31, 2007, representing the fair value of these shares. At March 31, 2007, there were a total of 101,040,000 shares (post-reverse split) issuable pursuant to this penalty. During the three months ended March 31, 2007, the Company also marked to market the value of these 101,040,000 shares (post-reverse split). This resulted in a net gain of $27,184.

Change in Fair value of Warrant Liability

At  March 31, 2007, the Company had accrued a liability of $491,777 representing the value of  the warrants issued with the convertible notes.  The Company credited operations the amount of $29,829 during the three months ended March 31, 2007, representing the change in the fair value of these warrants.

Change in Fair value of the Conversion Option Liability

At March 31, 2007, the Company had accrued a liability of $550,210, representing the fair value of the beneficial conversion feature of convertible notes payable.  The Company charged to operations $113,003 during the three months  ended March 31, 2007, representing the change in the fair value of these options

Interest expense, net

Interest expense, net of interest income, increased by $4,507, or approximately 6%, from $71,767 during the three months ended March 31, 2006 to $76,274 for the three months ended March 31, 2007. This decrease was attributable primarily to the increase interest expense due to the signing on new convertible notes payable.

Net Loss

For the reasons stated above, net loss for the three months ended March 31, 2007 was $144,610, a decrease of $3,661,792 or approximately 94% compared to a net loss of $3,776,402  during the three months ended March 31, 2006.

Liquidity and Capital Resources

As of March 31, 2007, the Company had a cash of $43,278,  a decrease of $75,240 from December 31, 2006. During the three months ended March 31, 2007, cash used by operating activities was $66,576, consisting primarily of the net loss of $114,610 offset by depreciation and amortization of $14,898; amortization of the discount on convertible note payable issued for salary of $13,500; cost of penalty due to late registration of shares of $37,432; change in fair value of warrant liability of ($29,829), change in fair value of conversion option liability of $113,003;  gain from  marking to market shares issuable due to penalty on late registration of shares of ($27,184); and changes in the components of working capital in the net amount of ($73,786). Cash used in investing activities was $6,989 consisting of the purchase of property and equipment of $6,989.  Cash used by financing activities was $1,675, consisting of  $1,675 in principal payments on notes payable.

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

The Company’s cash on hand may be insufficient to fund its planned operating needs. We continue to seek funding for working capital requirements, necessary equipment purchases, marketing costs, and other operations for the next year and foreseeable future by raising capital through the sale of equity and/or debt securities, issuing common stock in lieu of cash for services and by advances from shareholders.

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

ITEM 3 - CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit pursuant to the requirements of the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

(a) Evaluation of disclosure controls and procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report, have concluded that as of that date, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by us in the reports we file or submit with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The conclusions notwithstanding, you are advised that no system is foolproof.

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

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3. Defaults Upon Senior Securities

We are in default of $1,298,000 of our outstanding notes payable. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.

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