Form 10QSB
period 2007-06-30
INNOVATIVE FOOD HOLDINGS INC
filed 2008-07-31
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended June 30, 2007

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
(unaudited)
June 30,
2007
ASSETS
Current assets

Cash and cash equivalents	$37,074
Accounts receivable net	190,509
Interest receivable	7,147
Loan receivable, net	285,000
Other current assets	18,236

Total current assets	537,966

Property and equipment, net	75,799

$613,765

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities

Accounts payable and accrued liabilities	$581,702
Accrued interest, net	245,845
Accrued interest - related parties, net	124,205
Notes payable, current portion	927,640
Notes payable - related parties, current portion	411,000
Penalty for late registration of shares	275,808
Warrant liability	493,853
Conversion option liability	529,951
Total current liabilities	3,590,004

Notes payable	18,577

Stockholders’ deficiency
Common stock, $0.0001 par value; 500,000,000 shares authorized;
149,787,638 shares issued and 139,787,638 shares outstanding
(post reverse-splits)	14,979
Additional paid-in capital	519,292
Accumulated deficit	(3,529,087)
Total stockholders’ deficiency	(2,994,816)

$613,765

See notes to the condensed consolidated financial statement

Innovative Food Holdings, Inc. and subsidiary
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Sales	$1,704,209	$1,840,270	$3,304,408	$3,479,445

Cost of goods sold	1,260,890	1,398,322	2,406,112	2,670,228
Gross Margin	443,319	441,948	898,296	809,217

Selling, General and administrative expenses	427,873	586,954	827,764	1,036,639
Total operating expenses	427,873	586,954	827,764	1,036,639

Operating income (loss)	15,446	(145,006)	70,532	(227,422)

Other (income) expense:
Interest (income) expense-net	81,859	86,880	158,133	158,647
Penalty for late registration of shares	14,280	556,320	51,712	1,221,952
Change in fair value of warrant liability	2,076	(638,829)	(27,753)	532,835
Change in fair value of conversion option liability	(20,259)	(1,270,054)	92,744	367,581
(Gain) loss from marking to market	(11,280)	(141,080)	(38,464)	6,208
	66,676	(1,406,763)	236,372	2,287,223

(Loss) income before income taxes expense	(51,230)	1,261,757	(165,840)	(2,514,645)

Income tax expense	-	-	-	-

Net (loss) income	$(51,230)	$1,261,757	$(165,840)	$(2,514,645)

Net (loss) income per share - basic (post reverse-splits)	$(0.00)	$0.01	$(0.00)	$(0.02)

Net (loss) income per share – diluted (post reverse-split)	$(0.00)	$0.00	$(0.00)	$(0.02)

Weighted average shares outstanding - basic (post reverse-splits)	148,666,209	116,952,912	148,595,605	111,913,251

Weighted average shares outstanding- diluted (Post reverse-split)	148,666,209	501,964,901	148,595,605	111,913,251

See notes to the condensed consolidated financial statement

Innovative Food Holdings, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)
	Six months ended June 30,

	2007	2006
		(Restated)

Cash flows from operating activities:
Net loss	$(165,840)	$(2,514,645)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
Depreciation and amortization	29,967	25,372
Value of warrants issued	-	17,394
Stock issued as bonuses to employees and board members	8,125	49,901
Amortization of discount on note payable issued to officer for salary	27,000	-
Cost of penalty due to late registration of shares	51,712	1,221,952
Change in operating fair value of warrant liability	(27,753)	543,586
Change in fair value of conversion option liability	92,744	367,581
(gain) loss from marking to market-penalty	(38,464)	6,208
Changes in operating assets and liabilities:
Accounts receivable, net	125,190	108,072
Prepaid and other current assets	(2,730)	(17,152)
Accounts payable and accrued expenses	(164,909)	252,142
Net cash (used in) provided by operating activities	(64,958)	60,411

Cash flows from investing activities:
Loan receivable	-	(190,000)
Acquisition of property and equipment	(13,138)	(25,787)
Net cash used in investing activities	(13,138)	(215,787)

Cash flows from financing activities:
Principal payments on notes payable	(3,348)	(10,000)
Proceeds from issuance of debt	-	160,000
Net cash (used in) provided by financing activities	(3,348)	150,000

Decrease in cash and cash equivalents	(81,444)	(5,376)

Cash and cash equivalents at beginning of period	118,518	10,203

Cash and cash equivalents at end of period	$37,074	$4,827

Supplemental disclosure of cash flows information:

Cash paid during the period for:
Interest	$-	$265

Taxes	$-	$-

Common stock issued for services	$-	$85,901

Cost of shares issued as penalty for late registration	$51,712	$1,221,952

Notes payable issued for acquisition of computer equipment	$-	$25,787

Value of warrants and options issued as compensation	$-	$17,394

Revaluation of conversion option liability	$92,744	$367,581

Revaluation of liability for options and warrants	$(27,753)	$543,586

Revaluation of penalty for late registration of shares	$(38,464)	$6,208

Cancellation of shares of common stock	$557	$-

Common stock issued to employees as bonus	$8,125	$-

Common stock issued for conversion of accrued interest	$4,000	$-

See notes to the condensed consolidated financial statement

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited consolidated financial statements of Innovative Food Holdings, Inc., and Food Innovations, Inc. ("FII"), its wholly-owned subsidiary (collectively, the "Company" or "IVFH") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial statement presentation. U.S. accounting principles also contemplate continuation of the Company as a going concern.

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

Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in form 10-KSB for the year ended December 31, 2006. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations to be expected for the full year.

Reclassification

Certain reclassifications have been made to conform prior periods' data to the current presentation. These reclassifications had no effect on reported income.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $51,230, and net income of $1,261,757 for the three months ended June 30, 2007, and 2006, respectively.  The Company reported a net loss of $165,840 and $2,514,645 for the six months ended June 30, 2007 and 2006, respectively. The Company also  had an accumulated deficit of $3,529,087 and a working capital deficiency of $3,052,038 as of June 30, 2007.

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

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting  Bulletin ("SAB") No. 104,  "Revenue  Recognition,"  which superseded SAB No. 101, "Revenue  Recognition in Financial  Statements." SAB No. 104 requires that four basic criteria must be met before revenue can be recognized:  (1) persuasive  evidence of an arrangement exists; (2) delivery has occurred;   (3)  the  selling   price  is  fixed  and   determinable;   and  (4) collectibility is reasonably assured.  Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.  SAB No. 104 incorporates Emerging Issues Task Force ("EITF") No. 00-21,  "Multiple-Deliverable Revenue Arrangements."  EITF No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The effect of implementing EITF No. 00-21 on the Company's consolidated financial position and results of operations was not significant. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.  EITF No.  00-21 became effective for revenue arrangements entered into in periods beginning after June 15, 2003.  For revenue arrangements occurring on or after August 1, 2003, the Company revised its revenue recognition.

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

Disclosures about Fair Value of Financial Instruments

The carrying amounts of the  Company's  financial  instruments, which include accounts receivable and  accounts  payable,  approximate fair value at June 30, 2007.

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

The company  adopted  SFAS 123(R) using the  modified  prospective  transition method,  which required the application of the accounting standard as of January 1, 2006. The company's Consolidated  Financial  Statements as of and for twelve months Ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the company's Consolidated Financial Statements  for the prior periods have not been restated to reflect,  and do not include the impact of SFAS 123 (R). Stock based compensation  expense recognized under SFAS 123(R) for the three  and six months  ended June 30,  2007 was $0. Pro forma stock based compensation was $0 for the three and six months ended June 30, 2007.

Stock-based compensation  expense  recognized during the period is based on the value of the portion of share-based  payment awards that is ultimately  expected to vest during the period.

A summary of option  activity as of June 30,  2007, and changes during the periods then ended are presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 31, 2006	15,500,000	$0.021
Exercisable	15,200,000	0.012
Not exercisable	300,000	0.50

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at March 31, 2007	15,500,000	$0.021
Exercisable	15,300,000	$0.010
Not exercisable	200,000	$0.50

Granted	-	-
Exercised	-	-
Cancelled/Expired	-	-

Options outstanding at June 30, 2007	15,500,000	$0.021
Exercisable	15,300,000	$0.010
Not exercisable	200,000	$0.500

Aggregate intrinsic value of options outstanding and options exercisable at June 30, 2007, was $0. Aggregate intrinsic value represents the difference between the company's  closing  stock price on the last  trading  day of the fiscal  period, which was $0.003  (post-reverse split)as of June 30, 2007, and the exercise  price  multiplied by the number  of  options  outstanding.  As  of  June 30, 2007  total  unrecognized stock-based compensation expense related to non-vested stock options was $0. The total fair value of options vested was $300 for the three and six month periods ended June 30, 2007, and 2006.

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

Comprehensive Income

The Company has no items of other comprehensive income  (loss) for the three and six  months ended June 30, 2007.

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

4. ACCOUNTS RECEIVABLE

At June 30, 2007, accounts receivable consists of:

Accounts receivable from customers	$200,509
Allowance for doubtful accounts	(10,000)
Accounts receivable, net	$190,509

5.  LOAN RECEIVABLE

The balance of loan receivable consisted of a loan to Pasta Italiana, Inc. in the amount of $360,000 as of June 30, 2007.  These notes bear interest in the amount of 8% per annum.  These notes matured on August 24, 2006.  At June 30, 2007, the Company has set up an allowance of $75,000 of the loan receivable.  The Company stopped accruing interest income on this note at December 31, 2005. At June 30, 2007, interest receivable was $7,147.

6. PROPERTY AND EQUIPMENT, NET

A summary of property and equipment at June 30, 2007, is as follows:

Computer equipment	$261,588
Furniture and fixtures	62,733
324,321
Less accumulated depreciation and amortization	(248,522)
Total	$75,799

Depreciation and amortization expense amounted to $29,967, and $25,372 respectively, for the six months ended June 30, 2007 and 2006, respectively.

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 207:

Accounts payable and accrued expenses	$579,754
Accrued commissions	1,948
Total	$581,702

8. ACCRUED INTEREST

At June 30, 2007 the Company has the following accrued interest on its balance sheet:

	Gross	Discount	Net
Non-related parties	$252,683	$6,838	$245,845
Related parties	124,205	-	124,205
Total	$376,888	$6,838	$370,050

Accrued interest on some of the Company’s notes payable is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split) (note 9). There is a beneficial conversion feature embedded in this convertible accrued interest.  The Company is amortizing this beneficial conversion feature over the life of the related party notes payable.  During the six months ended June 30, 2007, and 2006 the amounts of $31,324 and  $40,081 were credited to additional paid-in capital as a discount on accrued interest.  The Company amortized to interest expense a total of $40,936, and $40,347 of these discounts  during the six months ended June 30, 2007, and 2006, respectively.

9. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

The Company has a line of credit with Wachovia Bank in the amount of $25,000.  There was no outstanding balance as of June 30, 2007.  The Company has a loan payable outstanding for the purchase of a server. At June 30, 2007, the outstanding balance was $23,217.

At June 30, 2007, the Company has outstanding notes payable in the aggregate amount of $1,357,217 Notes payable and notes payable to related parties at June 30, 2007, consist of the following:

June 30, 2007
Convertible note payable in the original amount of $350,000 to Alpha Capital Aktiengesselschaft (“Alpha Capital”), dated February 25, 2005. This note consists of $100,000 outstanding under a previous note payable which was cancelled on February 25, 2005, and $250,000 of new borrowings. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note is entered technical default status on May 16, 2005.   The note originally carried  interest at the rate of 8% per annum, and is due in full on February 24, 2007.  Upon default, the note’s interest rate increased to 15% per annum, and the note became immediately due. The note is convertible into common stock of the Company at a conversion price of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $250,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company  at a conversion price of $0.005 per share (post-reverse split). During the twelve months ended December 31, 2006 the note holder converted $5,000 into shares of common stock. During the twelve months ended December 31, 2006 the holder of the note converted $27,865 of accrued interest into common stock.   This note is in default at June 30, 2007. Interest in the amount of $12,901 was accrued on this note during the three months ended June 30, 2007, and 2006.
$345,000

 Convertible note payable in the amount of $160,000 to Michael Ferrone, a board member and related party, dated March 11, 2004. The note bears interest at the rate of 8% per annum, and was originally due in full on March 11, 2006. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible by the holder into common stock of the Company at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $160,000 was recorded as a discount to the note, and was amortized  to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share (post-reverse split)  Interest in the amount of $3,191 was accrued on this note during  the each of the three  months ended June 30, 2007,  and 2006. This note is in default at June 30, 2007.
160,000

Convertible note payable in the original amount of $100,000 to Joel Gold, a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006. The note is convertible by the holder into common stock of the Company at a conversion price of $0.005 per share (post-reverse split).  A beneficial conversion feature in the amount of $100,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share (post-reverse split) .  During the twelve months ended December 31, 2006, $75,000 of the principal amount was converted into common stock.  Interest in the amount of $498, and $1,732 was accrued on this note during the three months ended June 30, 2007, and 2006, respectively. This note is in default at June 30, 2007.
25,000

Convertible note payable in the amount of $85,000 to Briolette Investments, Ltd, dated March 11, 2004. The note bears interest at the rate of 8% per annum, and is due in Full on March 11, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature  in the amount of $85,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004 Accrued interest is convertible by the holder into common stock of the Company at a price of $0.005 per share (post-reverse split). During the twelve months ended December 31, 2005, the note holder converted $44,000 of the note payable into common stock. During the twelve months ended December 31, 2006, the Company made a $3,000 cash payment on the principal amount of the note. Interest in the amount of $758, and $819 was accrued on this note during the three months ended June 30, 2007, and 2006, respectively. This note is in default at June 30, 2007.
38,000

Convertible note payable in the amount of $80,000 to Brown Door, Inc., dated March 11, 2004. The note bears interest at the rate of 8% per annum, and was due in full on March 11, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $80,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share (post-reverse split)   Interest in the amount of $1,576 was accrued on this note during each of the three months ended June 30, 2007,  and 2006. This note is in default at June 30, 2007.
80,000

Convertible note payable in the amount of $50,000 to Whalehaven Capital Fund, Ltd. (“Whalehaven Capital”) dated February 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisites numbers of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note is in technical default as of May 16, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in Full on February 24, 2007. Upon default, the note’s interest rate increased to 15% per annum, and the note became due immediately. The note is convertible into common stock of the Company at a conversion of $0.005 per share (post-reverse split).  A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense during the three months ended March 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). During the twelve months ended December 31, 2006, $5,000 of principal was converted into common stock.  During the twelve months ended December 31, 2006 the holder of the note converted $5,000 of principal and $589 of accrued interest into shares of common stock. Interest in the amount of $1,496, and $1,792 was accrued on this note during the three months ended June 30, 2007 and 2006, respectively.  This note is in default at June 30, 2007.
40,000

Convertible note payable in the amount of $50,000 to Oppenheimer & Co., / Custodian for Joel Gold IRA, a related party, dated March 14, 2004. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005.  Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $998 was  accrued on this note during each of the three months ended June 30, 2007, and 2006. This note is in default at June 30, 2007.
50,000

Convertible note payable in the original amount of $30,000 to Huo Hua dated May 9, 2005. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006.  The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share(post-reverse split)   During the twelve months ended December 31, 2006, the note holder converted $10,000 of principal into common stock. Interest in the amount of $400 was  accrued on this note during the three months ended June 30, 2007, and 2006. This note is in default at June 30, 2007.
20,000

Convertible note payable in the amount of $25,000 to Joel Gold a board member and related party, dated January 25, 2005. The note bears interest at the rate of 8% per annum, and is due in full on January 25, 2007.  The note is convertible into common stock of the Company  at a conversion of $0.025 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.025 per share. Interest in the amount of $498, was accrued on this note during the three months ended June 30, 2007,  and 2006. This note is in default at June 30, 2007.
25,000

Convertible note payable in the amount of $25,000 to The Jay & Kathleen Morren Trust  dated January 25, 2005. The note bears interest at the rate of 6% per annum, and is due in full on January 25, 2007.  The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split) Interest in the amount of $373 was accrued on this note during the three months ended June 30, 2007, and 2006. This note is in default at June 30, 2007.
25,000

Convertible note payable in the amount of $10,000 to Lauren M. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share (post-reverse split). Interest in the amount of 200, was accrued on this note during the three months ended June 30, 2007, and 2006.   This note is in default at June 30, 2007.
10,000

Convertible note payable in the amount of $10,000 to Richard D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share (post-reverse split) . Interest in the amount of $200 was accrued on this note during the three months ended June 30, 2007, and 2006.  This note is in default at June 30, 2007.
10,000

Convertible note payable in the amount of $10,000 to Christian D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of  8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share  (post-reverse split). Interest in the amount of $200 was accrued on this note during the three months ended June 30, 2007, and 2006.   This note is in default at June 30, 2007.
10,000

Convertible note payable in the amount of $10,000 to Andrew I. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share  (post-reverse split). Interest in the amount of $200 was accrued on this note during the three months ended June 30, 2007, and 2006.   This note is in default at June 30, 2007.
10,000

Convertible note payable in the amount of $8,000 to Adrian Neilan dated March 11, 2004. The note bears interest at the rate of 8% per annum, and is due in full on October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $8,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004.. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $160 was accrued on this note during the each of the three months ended June 30, 2007, and 2006. This note is in default at June 30, 2007.
8,000

Convertible note payable in the amount of $5,000 to Matthias Mueller dated March 11, 2004. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $5,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share  (post-reverse split). Interest in the amount of $100 was accrued on this note during the each of the three months ended June 30, 2007, and 2006. This note is in default at June 30, 2007.
5,000

Convertible note payable in the amount of $120,000 to Alpha Capital dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note is in technical default as of November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $120,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $4,487 was accrued on this note during the three months ended June 30, 2007, and 2006.   This note is in default at June 30, 2007.
120,000

Convertible note payable in the amount of $30,000 to Whalehaven Capital dated August 25, 2005.  We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default as of November 13, 2006.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $1,122 and $1,340 was accrued on this note during the three months ended June 30, 2007 and 2006, respectively.  This note is in default at June 30, 2007.
30,000

Convertible note payable in the original amount of $25,000 to Asher Brand, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default as of November 13, 2006.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split) Interest in the amount of $861 and $934 was accrued on this note during the three months ended June 30, 2007 and 2006, respectively. During the three months ended September 30, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock.   This note is in default at June 30, 2007.
23,000

Convertible note payable in the original amount of $25,000 to Momona Capital, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default at November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split.  Interest in the amount of $861 and $934 was accrued on this note during the three months ended June 30, 2007 and 2006. During the twelve months ended December 31, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock. This note is in default at June 30, 2007.
23,000

Convertible note payable in the amount of $10,000 to Lane Ventures dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default at November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $224 and $373 was accrued on this note during the  three months ended June 30, 2007 and 2006, respectively.   During the twelve months ended December 31, 2006, the holder of the note converted $4,000 of principal and $1,467 of accrued interest into common stock.  This note is in default at June 30, 2007.
6,000

Note payable in the amount of $120,000 to Alpha Capital, dated February 7, 2006. The originally carried interest at the rate of 15% per annum, and was originally due in full on February 7, 2007. The Company is not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable.  Interest in the amount of $5,984 and $5,359 was accrued on this note during the three months ended June 30, 2007 and 2006.   This note is in default at June 30, 2007.
120,000

Note payable in the amount of $30,000 to Whalehaven Capital dated February 7, 2006. The note originally  carried interest at the rate of 15% per annum, and was due in full on February 7, 2007. The Company is not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable.  Interest in the amount of $1,122 was accrued on this note   during the three months ended June 30, 2007 and 2006.   This note is in default at June 30, 2007.
30,000

Note payable in the amount of $75,000 to Michael Ferrone, dated August 2, 2004. The note bears interest at the rate of 8% per annum, and was due in full on February 2, 2005. Interest in the amount of $1,496, was accrued on this note during the three months ended June 30, 2007 and 2006, respectively. This note is in default at June 30, 2007.	75,000

Note payable in the amount of $10,000 to Alpha Capital, dated May 19, 2006. The note bears interest at the rate of 15% per annum, and was due in full on November 19, 2006. Interest in the amount of $498 and $172 was accrued on this note during the three months ended June 30, 2007 and 2006. This note is in default at June 30, 2007.	10,000

Eight convertible notes payable in the amount of $4,500 each to Sam Klepfish, the Company’s Interim President and a related party, dated November 1, 2006,  December 1, 2006,  January 1, 2007, February 1, 2007, March 1, 2007, April 1, 2007, May 1, 2007, and June 1, 2007.  Pursuant to the Company’s employment agreement with Mr. Klepfish, the amount of $4,500 in salary is accrued each month to a note payable.  These notes bear interest at a rate of 8% per annum.  These notes and accrued interest are convertible into common stock as a rate of $0.005 per chare.  Interest in the aggregate amount of $611 and $0 was accrued on these notes during the three months ended June 30, 2007 and 2006.
36,000

Note payable in the original amount of $25,787 to Microsoft Corporation dated May 3, 2006. The note bears interest at the rate of 9.7% per annum, and is payable in 60 monthly payments of $557 beginning October 1, 2006. Negative interest in the amount of $581 was capitalized to this note during the three months ended June 30, 2007.	23,217

$1,357,217
Less: Current maturities	(1,338,640)
Long-term portion	$18,577

Total Non-related parties	$946,217
Total related parties	411,000
$1,357,217

Accounting for Conversion Options Embedded in Convertible Notes and Convertible Interest

The Company has certain convertible notes payable which contain embedded beneficial conversion features.  Through August 2005, the beneficial conversion features of these convertible notes were accounted for by the equity method, whereby the intrinsic value of the beneficial conversion features were considered discounts to the notes. These discounts were immediately amortized to interest expense. During September 2005, the number of shares of the Company’s common stock issued and issuable exceeded the number of shares of common stock the Company had authorized, and this triggered a change in the manner in which the Company accounts for these  beneficial conversion features.  In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), the debt features provision contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes.  Accordingly, the features qualified as embedded derivative instruments at September 30, 2005 and because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounting for separately from the debt instrument and recorded as derivative financial instruments.  In September 2005, the Company valued the  beneficial conversion features of its notes payable using the Black-Scholes valuation method, and arrived at an aggregate value of  $12,528,662.  Pursuant to Emerging Issues Task Force Issue  00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s  Own Stock” (“EITF 00-19”) “If a contract is reclassified from permanent  or temporary equity to an asset or a liability, the change in fair value of the contract during the period the contract was classified as equity should be accounted for as an adjustment to stockholders’ equity.”  Accordingly, during the year ended December 31, 2005, the Company charged the amount of $12,445,576 to stockholders’ equity.  $5,665,290 of this amount was charged to additional paid-in capital, which brought the balance of additional paid-in capital to $0. The remainder, or $6,780,286, was charged to accumulated deficit.  During subsequent periods,  the conversion option liability will be revalued, and any change in value charged to operations.  At June 30, 2007, the conversion option liability was valued at $529,951.  The revaluation resulted in a (gain) loss during the  three and six months ended June 30, 2007,  of $20,259 and $(92,744), respectively.

The Company valued these embedded conversion options using the Black-Scholes option pricing model with the following assumptions:

	Risk Free	Expected	Expected
	Interest	Dividend	Option
	Rate	Yield	Life	Volatility
March 31, 2007	4.75%	-	10	183.67%

10.  RELATED PARTY TRANSACTIONS

The Company engaged in the following transactions with related parties in the six months ended June 30, 2007:

The Company issued six convertible notes payable in the amount of $4,500 each for additional salary due to the Company’s Interim President.

11. EQUITY

On March 27, 2003 a 1-for-1,000 reverse stock split of the Company’s common stock was effected.  On March 8, 2004, a 1-for 200 reverse stock split of the Company’s common stock was affected.

Common Stock

The Company had the following common stock transactions during the six months ended June 30, 2007:

The Company cancelled 5,573,158 shares (post reverse-split) of common stock for which were issued but not outstanding.

The Company recorded a discount to the convertible notes payable for the accrued interest in the amount of $66,709 during the six months ended June 30, 2007.

The Company issued 3,250,000 shares (post-reverse split) of common stock for an employee bonuses.  The fair value of these shares in the amount of $8,125 was charged to operations during the three months ended June 30, 2007.

The Company issued 800,000 shares (post-reverse split) of common stock for the conversion of $4,000 of accrued interest on a note payable.

Warrants

The following table summarizes the warrants outstanding at June 30, 2007 (post reverse-split):

			Weighted
		Weighted	average
		average	exercise
Range of	Number of	remaining	price of	Number of
exercise	shares	contractual	outstanding	shares
prices	outstanding	life (years)	warrants	exercisable
$0.005	136,500,000	2.68	$0.005	136,500,000
$0.110	10,500,000	3.15	$0.110	10,500,000
$0.115	42,000,000	3.15	$0.115	42,000,000
	189,000,000	2.81		189,000,000

There were no transaction involving warrants during this period.

Options

The following table summarizes the options outstanding at March 31, 2007:

			Weighted		Weighted
		Weighted	average		average
		Average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	Options	contractual	Outstanding	Options	exercisable
prices	outstanding	life (years)	Options	exercisable	options
$0.005	15,000,000	4.39	$0.005	15,000,000	$0.005
0.500	500,000	1.88	0.500	300,000	0.500

	15,500,000	4.31		200,000	$0.015

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at June 30, 2007	15,500,000	$0.0.21
Exercisable	15,300,000	0.010
Not exercisable	200,000	0.500

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

The accounting guidance shows that the warrants and options which are a derivative liability should be revalued  each reporting period. The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants and options, as well as in the volatility of the stock price during the term used for observation and the term remaining for warrants and options.  During the six months ended June 30, 2007, the Company recognized a gain  of $27,753  for the increase in the fair value of the warrant liability and recorded this gain in operations during the six months ended June 30, 2007.  The fair value of these instruments was estimated at June 30, 2007, using the Black-Scholes option pricing model with the following assumptions: risk free interest rate: 4.25%; expected dividend yield: 0%; expected option life: 10 years; and volatility: 185.72%.

Insufficient Authorized but Unissued Shares of Common Stock

The Company has a potential obligation to issue 580,581440 shares (post-reverse split) of common stock upon the conversion of convertible notes and accrued interest, warrants and penalty shares issuable at June 30, 2007.  The Company  had 145,737,638 shares (post-reverse split) of common stock outstanding at June 30, 2007 and  500,000,000 shares (post-reverse split) of common stock authorized at June 30, 2007.  The Company has exceeded its shares authorized by 226,319,078 (post-reverse split) at June 30, 2007.

12. PENALTY FOR LATE REGISTRATION OF SHARES

At June 30, 2007, the Company had a liability in the amount of $275,808 for the issuance of  106,080,000 shares (post-reverse split) of the Company’s common stock pursuant to a penalty calculation with regard to the late registration of shares underlying convertible  notes payable.  The Company charged to operations the amount of $14,280 and $51,712 during the three and six months ended June 30, 2007, respectively,  representing the fair value of these shares.  During the three and six months ended June 30, 2007, the Company also marked to market the value of these shares.  This resulted in a gain  of $11,280 and $38,464, respectively.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

Certain information contained in this discussion and elsewhere in this report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Securities Litigation Reform Act will not apply to certain “forward looking statements” because we issued "penny stock" (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3a51-1 under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "explore", "consider", "anticipate", "intend", "could", "estimate", "plan", "propose" or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

•	Our ability to raise capital necessary to sustain our anticipated operations and implement our proposed business plan,

•	Our ability to implement our proposed business plan,

•	The ability to successfully integrate the operations of businesses we have acquired, or may acquire in the future, into our operations,

•	Our ability to generate sufficient cash to pay our lenders and other creditors,

•	Our ability to employ and retain qualified management and employees,

•	Our dependence on the efforts and abilities of our current employees and executive officers,

•	Changes in government regulations that are applicable to our client or anticipated business,

•	Changes in the demand for our services,

•	The degree and nature of our competition,

•	Our lack of diversification of our business plan,

•	The general volatility of the capital markets and the establishment of a market for our shares,

•	Our ability to generate sufficient cash to pay our creditors, and

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

RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the three and six month periods ended June 30, 2007 and 2006. This discussion may contain forward looking-statements that involve risks and uncertainties. Our actual results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report and our other public filings.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Sales

Sales decreased by $136,061, or approximately 7%, to $1,704,209 for the three months ended June 30, 2007 from $1,840,270 from the prior year. The substantial portion of the decrease was attributable to lower sales in each product category with the exception of specialty products.

Cost of Goods Sold

Cost of goods sold was $1,260,890 for the three months ended June 30, 2007, an decrease of $137,432 or approximately 10% compared to cost of revenue of $1,398,322 for the three months ended June 30, 2006. The decrease in the cost of revenue was due to lower sales and lower freight costs. Gross profit margin for the three months ended June 30, 2007 was approximately 26%, compared to gross profit margin of approximately 24% for the three months ended June 30, 2006. The increased gross margins for the current quarter was due primarily to higher markup on cost of product.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $159,081, or approximately 27%, to $427,873 during the three months ended June 30, 2007 compared to $586,954 for the three months ended June 30, 2006. The decrease was attributable to  a decrease in travel of $25,467, a decrease in bonuses of $67,294 and a decrease in supplies of $17,307 and a payroll decrease of $48,599. The primary components of selling, general, and administrative expenses for the three months ended June 30, 2007 were payroll and related costs of $186,745; consulting fees of $79,886; legal and accounting fees of $76,598; commissions of $21,628; insurance costs of $21,119; facilities cost of $20,373; amortization and depreciation of $15,069; technical support of $15,023; and travel and entertainment of $5,200.

Penalty for Late Registration of Shares

During the three months ended June 30, 2007, the Company accrued the issuance of 5,040,000 shares (post-reverse split) of common stock pursuant to a penalty calculation with regard to the late registration of shares underlying convertible notes payable. The Company charged to operations $14,280, during the three months ended June 30, 2007, representing the fair value of these shares. At June 30, 2007, there were a total of 106,080,000 shares (post-reverse split) issuable pursuant to this penalty. During the three months ended June 30, 2007, the Company also marked to market the value of these 106,080,000 shares (post-reverse split). This resulted in a net gain of $11,280.

Change in Fair value of Warrant Liability

At  June 30, 2007, the Company had an accrued a liability of $493,853 representing the value of  the warrants issued with the convertible notes.  The Company charged to operations the amount of $2,076 during the three months ended June 30, 2007, representing the change in the fair value of these warrants.

Change in Fair value of the Conversion Option Liability

At June 30, 2007, the Company had an accrued a liability of $529,951, representing the fair value of the beneficial conversion feature of convertible notes payable.  The Company credited operations $29,259 during the three months  ended June 30, 2007, representing the change in the fair value of these options

Interest (Income) expense, net

Interest expense, net of interest income, decreased by $5,021, or approximately 6%, from $86,880 during the three months ended June 30, 2006 to $81,859 for the three months ended June 30, 2007. This decrease was attributable primarily to the conversion of a convertible note payable into shares of common stock.

Net Income (Loss)

For the reasons stated above, net loss for the three months ended June 30, 2007 was $51,230, an decrease of $1,312,987 or approximately 104% compared to a net gain of $1,261,757  during the three months ended June 30, 2006. We note that these “gains” are the result of the application of various accounting rules as they apply to the Company and that these “Gains” have no impact on out cash flows.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Sales

Sales decreased by $175,037, or approximately 5%, to $3,304,408 for the six months ended June 30, 2007 from $3,479,445 from the prior year. The substantial portion of the decrease was attributable to lower sales in each product category with the exception of specialty products.

Cost of Goods Sold

Cost of goods sold was $2,406,112 for the six months ended June 30, 2007, a decrease of $264,116 or approximately 10% compared to cost of revenue of $2,670,228 for the six months ended June 30, 2006. The decrease in the cost of revenue was due to a decrease in sales and a decrease in shipping costs. Gross profit margin for the six months ended June 30, 2007 was approximately 27%, compared to gross profit margin of approximately 23% for the six months ended June 30, 2006. The increased gross margins for the current quarter was due primarily to higher markups on products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $208,875, or approximately 20%, to $827,764 during the six months ended June 30, 2007 compared to $1,036,639 for the six months ended June 30, 2006. The decrease was attributable to a decrease in legal and professional fees of $89,403 and a decrease in travel of  $47,739 and a decrease in supplies of $17,500 and a decrease in bonuses of $61,194. The primary components of selling, general, and administrative expenses for the six months ended June 30, 2007 were payroll and related costs of $373,527; consulting and professional fees of $143,698; legal and accounting fees of $81,257; commissions of $47,006; facilities cost of $40,334; insurance costs of $35,921; office supplies and expense of $31,038; amortization and depreciation of $29,967; technical support of $16,630; and travel and entertainment of $14,082.

Penalty for Late Registration of Shares

During the six months ended June 30, 2007, the Company accrued the issuance of 18,560,000 shares (post-reverse split) of common stock pursuant to a penalty calculation with regard to the late registration of shares underlying convertible notes payable. The Company charged to operations $51,712, during the six months ended June 30, 2007, representing the fair value of these shares. At June 30, 2007, there were a total of 106,080,000 shares (post-reverse split) issuable pursuant to this penalty. During the six months ended June 30, 2007, the Company also marked to market the value of these 106,080,000 shares (post-reverse split). This resulted in a net gain of $38,464.

Change in Fair value of Warrant Liability

At  June 30, 2007, the Company had an accrued a liability of $493,853 representing the value of  the warrants issued with the convertible notes.  The Company credited to operations the amount of $27,753 during the six months ended June 30, 2007, representing the change in the fair value of these warrants.

Change in Fair value of the Conversion Option Liability

At June 30, 2007, the Company had an accrued a liability of $529,951, representing the fair value of the beneficial conversion feature of convertible notes payable.  The Company charged operations $92,744 during the six months  ended June 30, 2007, representing the change in the fair value of these options

Interest (Income) expense, net

Interest expense, net of interest income, decreased by $514, or approximately 1%, from $158,647 during the six months ended June 30, 2006 to $158,133 for the six months ended June 30, 2007. This decrease was attributable primarily to the conversion of a convertible note payable into shares of common stock.

Net Income (Loss)

For the reasons stated above, net loss for the six months ended June 30, 2007 was $165,840, an decrease of $2,348,805 or approximately 93% compared to a net loss of $2,514,645  during the six months ended June 30, 2006. We note that these “profits” are the result of the application of various accounting rules as they apply to the Company and that these “Profits” have no impact on out cash flows.

Liquidity and Capital Resources

As of June 30, 2007, the Company had a cash on hand of $37,074, a decrease of $81,444 from December 31, 2006. During the six months ended June 30, 2007, cash used by operating activities was $64,958, consisting primarily of the net loss of $165,840 offset by depreciation and amortization of $29,967; convertible note payable issued for salary of $27,000; value of stock issued to board members as a bonus of $8,125; cost of penalty due to late registration of shares of $51,712; change in fair value of warrant liability of ($27,753), change in fair value of conversion option liability of $92,744;  gain from  marking to market shares issuable due to penalty on late registration of shares of ($38,464); and changes in the components of working capital in the net amount of $72,449. Cash used in investing activities was $13,138 consisting of the purchase of property and equipment of $13,138.  Cash used by financing activities was $3,348, consisting of  $3,348 in principal payments on notes payable.

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

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2007, the Company issued the following shares of equity securities:

On April 25, 2007, the Company issued 3,250,000 shares of common stock with a fair value of $8,125 to employees as a bonus.

On April 26, 2007, the Company issued 800,000 shares of common stock with a fair value of $4,000 for  the conversion of accrued interest.

In both cases the issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 inasmuch as the securities were sold to a single person with a previous relationship to us and without any advertising or the payment of any commissions.

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