Form 10KSB
period 2007-12-31
INNOVATIVE FOOD HOLDINGS INC
filed 2008-07-31
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007

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

The Issuer's revenues for the fiscal year ended December 31, 2007 were $6,733,402.

Check whether the issues is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act Yes ☐ No ☒

INNOVATIVE FOOD HOLDINGS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-KSB
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

 PART I

ITEM 1.  Description of Business

Our History

We were initially formed in June 1979 as Alpha Solarco Inc., a Colorado corporation. From June 1979 through February 2003, we were either inactive or involved in discontinued business ventures. We changed our name to Fiber Application Systems Technology, Ltd in February 2003. In January 2004, we changed our state of incorporation by merging into Innovative Food Holdings, Inc. (IVFH), a Florida corporation formed for that purpose. As a result of the merger we changed our name to that of Innovative Food Holdings, Inc. In January 2004 we also acquired Food Innovations, Inc., a Delaware corporation, for 25,000,000 shares (post-reverse split) of our common stock.

Our Operations

Our business is currently conducted by our subsidiary, Food Innovations, Inc. (“FII”), which was incorporated in the state of Delaware on January 9, 2002. Since its incorporation our subsidiary has been in the business of providing premium restaurants with the freshest origin-specific perishables and specialty products shipped directly from our network of vendors within 24 – 72  hours. Our customers include restaurants, hotels, country clubs, national chain accounts, casinos, and catering houses.  In our business model, we take orders from our customers and then forward the orders to our various suppliers for fulfillment.  In order to preserve freshness, we do not warehouse or store our products, thereby significantly reducing our overhead.  Rather, we carefully select our suppliers based upon, among other factors, their reliability and access to overnight courier services.

Our Products

We distribute over 3,000 perishable and specialty food products, including origin-specific seafood, domestic and imported meats, exotic game and poultry, artisanal cheeses, caviar, wild and cultivated mushrooms, micro-greens, heirloom and baby produce, organic farmed and manufactured food products, estate-bottled olive oils and aged vinegars. We are constantly adding other products that food distributors cannot effectively warehouse, including organic products and specialty grocery items. We offer our customers access to the best food products available nationwide, quickly and cost-effectively. Some of our best-selling items include:

●	Seafood - Alaskan wild king salmon, Hawaiian sashimi-grade ahi tuna, Gulf of Mexico day-boat snapper, Chesapeake Bay soft shell crabs, New England live lobsters, Japanese hamachi

●	Meat & Game - Prime rib of American kurobuta pork, dry-aged buffalo tenderloin, domestic lamb, Cervena venison, elk tenderloin

●	Produce - White asparagus, baby carrot tri-color mix, Oregon wild ramps, heirloom tomatoes

●	Poultry - Grade A foie gras, Hudson Valley quail, free range and organic chicken, airline breast of pheasant

●	Specialty - Truffle oils, fennel pollen, prosciutto di Parma, wild boar sausage

●	Mushrooms - Fresh morels, Trumpet Royale, porcini powder, wild golden chanterelles

●	Cheese - Maytag blue, buffalo mozzarella, Spanish manchego, Italian gorgonzola dolce

In 2007 seafood accounted for 14% of sales, meat and game accounted for 22% of sales, specialty items accounted for 38% of sales, produce accounted for 6% of sales, cheese accounted for 10% of sales, chocolate accounted for 5% of sales, and poultry accounted for 5% of sales.

Customer Service and Logistics

Our “live” chef-driven customer service department is available by telephone every weekday, from 7 a.m. to 7 p.m., Florida time. The team is made up of four chefs who are full-time employees of the Company, and who are experienced in all aspects of perishable and specialty products. By employing chefs to handle customer service, we are able to provide our customers with extensive information about our products, including:

●	Flavor profile and eating qualities

●	Recipe and usage ideas

●	Origin, seasonality, and availability

●	Cross utilization ideas and complementary uses of products

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

Chef Don Pintabona
Chef Pintabona graduated from the Culinary Institute of America in 1982. He worked under such chefs as Nishitani in Osaka, Japan; Georges Blanc in Vonnes, France; and Charles Palmer in New York. He sought out the most unusual local foodstuffs and then developed his own style of contemporary American cuisine. Last year, Chef Pintabona published his own book entitled  The Tribeca Grill Cookbook: Celebrating Ten Years of Taste . He currently teaches a special course at the Cornell School of Hotel Management. He has been a frequent guest Chef on ABC's “Good Morning America,” he also has been on the Food Network's “Cooking Live” television shows and has been featured in   Bon Appéti  ,   Gourmet,   GQ,   Nation's Restaurant News, and the   New York Times .

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

Relationship with U.S. Foodservice

In 2003, Next Day Gourmet, L.P., a subsidiary of USF, a $20 Billion broadline distributor then owned by Dutch grocer Royal Ahold, contracted FII to handle the distribution of over 3,000 perishable and specialty products. Under the current terms of the contract FII is the exclusive supplier of overnight delivered, perishable sea foods, fresh produce, and other exotic fresh foods. Such products are difficult for broadline food distributors to manage profitably and keep in warehouse stock due to their perishable nature and high-end limited customer base. Through USF’s sales associates, FII’s products are available to USF accounts nationwide, ensuring superior freshness and extended shelf life to their customers. While the current contract with USF expires in September 11, 2008, the extension negotiations are currently underway. We expect to reach an agreement with USF but we can give no assurances that we will do so. During the years ended December 31, 2007, and 2006,  Next Day Gourmet L.P. accounted for 95%, and  97% of  total sales respectively.   Other than our business arrangements with USF, we are not affiliated with either USF or Next Day Gourmet, L.P.

Growth Strategy

Restaurant food sales continue to grow, both in total dollars spent (from $295 billion in 1995 to over $558 billion projected for 2008) and in share of the food dollar spent in the United States (from 25% in 1955 to 48% projected for 2008), according to the National Restaurant Association website (www.restaurant.org).

For our continued growth within the food industry we rely heavily on the availability to our customers of our chefs' culinary skills and sales available through our relationship with USF.

In addition to attempting to grow our current business, we are also looking to grow laterally in the food industry generally and are looking into the possibility of acquiring a gourmet food manufacturer or gourmet distributor. We have no specific plans at this point, nor do we know how we would finance any such acquisition. We anticipate that, given our current cash flow situation, any acquisition would involve the issuance of additional shares of our common stock. No acquisition will be consummated without thorough due diligence. No assurance can be given that we will be able to identify and successfully conclude negotiations with any potential target.

Competition

While we face intense competition in the marketing of our products and services, it is our belief that there is no other single company in the United States that offers such a broad range of customer service oriented quality chef driven perishables for delivery in 24 to 72 hours. Our primary competition is from local meat and seafood purveyors that supply a limited local market and have a limited range of products. However, many of our competitors are well established, have reputations for success in the development and marketing of these types of products and services and have significantly greater financial, marketing, distribution, personnel and other resources. These financial and other capabilities permit such companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors such as us, to enter into new markets and introduce new products and services.

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

Employees

We currently employ 11 full-time employees, including 4 chefs and 3 executive officers. We believe that our relations with our employees are satisfactory. None of our employees are represented by a union.

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

We suffered a net loss of $661,799 for the year ended December 31, 2007. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will  incur losses. We will  also incur losses if the fair value of warrants, options, etc changes unfavorably. We will incur operating  losses until we are able to establish significant sales. Our possible success is dependent upon the successful development and marketing of our services and products, as to which we can give no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel, marketing and promotions, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. In addition, we will require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. We anticipate that we will require up to approximately $250,000 in additional funds with no repayment of existing debt of 2008 maturities and maturities in default to fund our continued operations for the next twelve months, depending on revenue from our operations. We can give no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Our inability to obtain sufficient funds from our operations or external sources would require us to curtail or cease operations.

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

Our Independent Auditors Have Expressed Substantial Doubt About Our Ability to Continue As a Going Concern, and We Concur With This Assessment

In their report dated July 17, 2008, our independent auditors stated that our financial statements for the year ended December 31, 2007 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our significant losses from operations since inception and our working capital deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in our meeting such goals and we can give no assurance that such methods will prove successful.

We Have Historically Derived Substantially All of Our Revenue From One Client and if We Were to Lose Such Client We Will Be Unable to Generate New Sales to Offset Such Loss, We May Be Forced to Cease or Curtail Our Operations.

In 2003, Next Day Gourmet, L.P. initially contracted with our subsidiary to handle the distribution of over 3,000 perishable and specialty food products to USF’s customers. Our current contract with USF expires in September 2008. Our sales through USF’s sales force generated gross revenues for us of $6,519,721 in the year ended December 31, 2007, and $ 6,915,550  in the year ended December 31, 2006. Those amounts contributed 95% and 97%, respectively of our total sales in those periods. Our sales efforts are for the most part dependent upon the efforts of  the U.S. Foodservice, Inc. Although we have generated revenues from additional customers other than USF, if we do not renew our contract with USF in September 2008 or if the contract is terminated for any reason and we are unable to generate new sales or offset such loss, we may be forced to cease or curtail our operations. While we have begun discussions with USF to extend the agreement, we can give no assurance that we will be successful and if the agreement terminates in September it could adversely affect our sales in a material fashion to the extent that we may be forced to cease operations.

We May Be Unable to Manage Our Growth Which Could Result in Our Being Unable to Maintain Our Operations.

Our strategy for growth is focused on continued enhancements to our existing business model, offering a broader range of services and products and affiliating with additional vendors and through possible joint ventures. Pursuing this strategy presents a variety of challenges. We may not experience an increase in our services to our existing customers, and we may not be able to achieve the economies of scale, or provide the business, administrative and financial services, required to sustain profitability from servicing our existing and future customer base. Should we be successful in our expansion efforts, the expansion of our business would place further demands on our management, operational capacity and financial resources. To a significant extent, our future success will be dependent upon our ability to maintain adequate financial controls and reporting systems to manage a larger operation and to obtain additional capital upon favorable terms We can give no assurance that we will be able to successfully implement our planned expansion, finance its growth, or manage the resulting larger operations. In addition, we can give no assurance that our current systems, procedures or controls will be adequate to support any expansion of our operations. Our failure to manage our growth effectively could have a material adverse effect on our business, financial condition and results of our operations.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share (post-reverse split) or with an exercise price of less than $5.00 per share (post-reverse split), subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person's account for transactions in penny stocks; and
●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and
●
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

In September 2006 we commenced an action in New York Supreme Court, Nassau County, against Pasta Italiana, Inc. Robert Yandolino and Lloyd Braider to collect on outstanding promissory notes totaling $345,000 (plus interest and collection expenses) of which $65,000 were personally guaranteed by the two individual defendants.  The defendants have counterclaimed for an unspecified amount of damages due to our alleged breach of an agreement to purchase the corporate defendant. As of December 31, 2007 the action had barely commenced and its outcome is too speculative to predict.  However, we think it unlikely at this time that we will suffer a net material loss on our loan.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

 PART II

ITEM 5. Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Prices for our common stock are quoted in the Pink Sheets. Since March 2004, our common stock has traded under the symbol "IVFH". Prior thereto, our common stock traded under the symbol "FBSN". 171,787,638 shares (post-reverse split) of common stock were outstanding as of December 31, 2007. The following table sets forth the high and low sales prices of our common stock as reported in the Pink Sheets for each full quarterly period within the two most recent fiscal years.

	HIGH	LOW
Fiscal Year Ending December 31, 2007
First Quarter	$0.005	$0.002
Second Quarter	0.004	0.002
Third Quarter	0.005	0.002
Fourth Quarter	0.008	0.002

Fiscal Year Ending December 31, 2006
First Quarter	$0.055	$0.0314
Second Quarter	0.07	0.04
Third Quarter	0.037	0.008
Fourth Quarter	0.008	0.003

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

Security Holders

On December 31, 2007,  there were approximately 5,262  record holders of our common stock. In addition, we believe there are numerous beneficial owners of our common stock whose shares are held in "street name."

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

During the twelve months ended December 31, 2007, the Company also had the following transactions:

The Company cancelled 5,573,158 shares (post reverse-split) of common stock for which were issued but not outstanding.

The Company recorded a discount to the convertible notes payable for the accrued interest in the amount of $128,079 during the twelve months ended December 31, 2007.

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

Derivative Securities Currently Outstanding

The Company has  issued convertible notes payable in the aggregate principal amount of $966,000 with  and accrued interest of $378,465 which if converted to common stock, will result in our issuance of  approximately  254,222,520 shares (post-reverse split) of common stock at a conversion rates ranging from  $0.005 to $0.010 per share (post-reverse split). The Company has warrants to purchase an additional 189,000,000 shares (post-reverse split) of common stock  at December 31, 2007  The Company has also committed to issue, pursuant to a penalty calculation regarding the registration of shares of our common stock, an additional  110,280,000 shares (post-reverse split) of common stock.   The Company also has outstanding at December 31, 2007 options to purchase 15,500,000 shares (post-reverse split) of common stock. The total number of additional shares of common stock issuable at December 31, 2007 is  569,002,520.  The company does not currently have sufficient shares of common stock authorized to satisfy these additional issuances of shares.

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

Certain information contained in this discussion and elsewhere in this report may include "forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Securities Litigation Reform Act will not apply to certain  "forward looking statements” because we issued "penny stock" (as defined in Section 3(a)(51) of the Securities  Exchange Act of 1934 and Rule  3a51-1  under the  Exchange  Act)  during the three  year  period preceding the date(s) on which those forward looking statements were first made, except to the extent  otherwise  specifically  provided by rule,  regulation  or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of us For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may",  "will", "expect", "believe",  "explore",  "consider",  "anticipate",  "intend", "could", "estimate",  "plan", "propose" or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

●	Our ability to raise capital necessary to sustain our anticipated operations and implement our business plan,

●	Our ability to implement our business plan,

●	Our ability to generate sufficient cash to pay our lenders and other creditors,

●	Our ability to employ and retain qualified management and employees,

●	Our dependence on the efforts and abilities of our current employees and executive officers,

●	Changes in government regulations that are applicable to our client or anticipated business,

●	Changes in the demand for our services,

●	The degree and nature of our competition,

●	The lack of diversification of our business plan,

●	The general volatility of the capital markets and the establishment of a market for our shares, and

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

Transactions With a Major Customer

Transactions with a major customer and related economic dependence information is set forth (1) following our discussion of Liquidity and Capital Resources, (2) under the heading Transactions with Major Customers in Note 12 to the Consolidated Financial Statements, and (3) as the fourth item under Risk Factors ..

RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2007 and 2006, respectively.

This discussion may contain forward looking-statements that involve risks and uncertainties. Our actual results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue

Revenue decreased by $340,686, or approximately 5%, to $6,733,402 for the year ended December 31, 2007 from $7,074,088 in the prior year.  A substantial portion of the decrease was attributable to a decrease of $50,331 in cheese products, a decrease of $18,912 in chocolates, a decrease of $78,426 in discontinued products, a decrease of $181,916 in meat and game products, a decrease of $83,368 in poultry product, a decrease of $49,599 in produce, a decrease of $107,071 in seafood products.  Our expansion of specialty product line offerings was responsible for an additional $228,938 in sales.  We continue to assess the potential of new revenue sources from the manufacture and sale of proprietary food products and will implement that strategy if we deem it beneficial to us.

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

Cost of sales

Our cost of sales  for  the year ended December 31, 2007 was $5,051,629, a decrease of $320,720 or approximately 6% compared to cost of sales of $5,372,349 for the year ended December 31, 2006. The primary reason for the increase in the cost of sales was an associated decrease in sales volumne compared to 2006.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased by  $356,485 or approximately 17%, to $1,732,105 during the year ended December 31, 2007 from $2,088,590 for the year ended December 31,  2006.  The decrease was attributable primarily to corporate overhead, with such cost decreases including professional fees incurred, primarily with respect to addressing matters relating to our past compliance with corporate and securities laws and regulations, and  other non-allocable SG&A.

Penalty for Late Registration of Shares

During the twelve months ended December 31, 2007, the Company accrued a liability for the issuance of 22,760,000 shares (the “Penalty Shares”)  of the Company’s common  stock pursuant to a penalty calculation with regard to the late registration of common stock underlying convertible notes payable.  The Company charged to operations the amount of  $64,984, during the twelve months ended December 31, 2007, representing the fair value of the Penalty Shares. This was $1,603,808 less than the $1,668,792 charged in 2006.  The Company accrued the issuance of an additional 22,760,000 Penalty Shares during prior periods for a total of 110,280,000 Penalty Shares issuable.   During the year  ended December 31, 2007, the Company revalued the 110,280,000  Penalty Shares using the Black-Scholes valuation method, and at December 31, 2007 the Company had a total liability for the issuance of Penalty Shares in the amount of $330,840.  This revaluation resulted in a loss of $3,296 which the Company recorded in operations during the year ended December 31, 2007.

Change in Fair Value of Warrant and Option Liability

At December 31, 2007, the Company has outstanding warrants and options to purchase an aggregate 204,500,000 shares of the Company’s common stock.  The Company valued this warrant liability at December 31, 2007 at $580,648.  This revaluation resulted in a loss of $59,042 which the Company included in operations for the year ended December 31, 2007.  This is a decrease of $5,638,583 or approximately 101% compared to a gain of $5,579,541 from the revaluation of the warrant and option liability which the Company recorded during the twelve months ended December 31, 2006.

Change in Fair Value of Conversion Option Liability

At December 31, 2007, the Company had outstanding a liability to issue an aggregate of 254,222,520 shares of the Company’s common stock pursuant to convertible notes payable.  The Company revalued this liability at December 31, 2007 at $612,429.  This revaluation resulted in a loss of $175,222 which the Company included in operations for the year ended December 31, 2007.  This is an decrease of $6,841,290 or approximately 103% compared to a gain of $6,666,068 from the revaluation of the conversion option liability which the Company recorded during the twelve months ended December 31, 2006.

Interest (income) expense

Interest (income) expense  decreased by $76,582 or approximately 20% to $308,923 during the twelve months ended December 31, 2007, compared to $385,505 during the twelve months ended December 31, 2006  The primary reason for the decrease was a  decrease in the amortization of the beneficial conversion features associated with convertible notes payable.

Net Income

For the reasons above, the Company had a net loss for the period ended December 31, 2007 of $661,799, an decrease of  $12,799,212 or approximately1064% to  compared net income of $12,137,413 during the twelve months ended December 31, 2006. We noted that these "profits" are a result of the application of various accounting rules as they apply to the Company and that these "profits" have no impact on our cashflows.

Liquidity and Capital Resources at December 31, 2007

As of December 31, 2007, the Company had current assets of $616,935, consisting of cash of $74,610, loans receivable of $ 285,000, interest receivable of $7,147, other current assets of  $7,030, and trade accounts receivable of $243,148.  Also, at December 31, 2007, the Company had current liabilities of  $3,954,080, consisting of accounts payable and accrued liabilities of $765,614, accrued interest of $316,058; accrued interest – related parties of $142,621; current portion of notes payable of $927,870; current portion of notes payable – related parties of $278,000; warrant liability of $580,648; conversion option liability of $612,429; and penalty for late registration of shares of $330,840.  This resulted in a working capital deficit of $3,337,145.

During the twelve months ended December 31, 2007, the Company had cash provided by operating activities of $3,392. The Company charged to operations $8,125 for stock issued to employees as a bonus, and $49,415 for depreciation and amortization.  The Company used net cash from financing activities of $6,690.  The Company used cash of $40,610 in investing activities, which consisted of purchase of property and equipment of $40,610.

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

The independent auditors report on our December 31, 2007 financial statements state that our recurring losses raise substantial doubts about our ability as a going concern.

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

Transactions With Major Customers

The Company’s largest customer, US Foodservice, Inc. and its affiliates, accounted for approximately and 95% and 97% of total sales in the years ended December 31, 2007, and 2006, respectively.  A contract with Next Day Gourmet, LP, a subsidiary of U.S. Foodservice, expires September 11, 2008. Negotiations are underway to extend the existing contract or to sign a new contract, and the company has continued to have US Foodservice, Inc. as a customer. Of our remaining approximately 19 active customers in the year ended December 31, 2007, no other single customer contributed 1% or more to our net revenue.

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
Naples, Florida

We have audited the accompanying balance sheets of Innovative Food Holdings, Inc and subsidiary (“the Company”) as of December 31, 2007 and 2006 and the related statements of operations, stockholders' deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 16, the Company has incurred significant losses from operations since its inception and has a working capital deficiency.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 16.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bernstein & Pinchuk LLP
New York, New York
July 17, 2008

Innovative Food Holdings, Inc. and subsidiary
Condensed Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006
ASSETS
Current assets

Cash and cash equivalents	$74,610	$118,518
Accounts receivable net of allowance of $10,000 (note 2)	243,148	315,699
Interest receivable (note 4)	7,147	7,147
Loan receivable, net of allowance of $75,000 (note 4)	285,000	285,000
Prepaid expenses and other current assets (note 3)	7,030	15,509

Total current assets	616,935	741,873

Property and equipment, net of accumulated depreciation (note 5)	83,823	92,628

	$700,758	$834,501

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities

Accounts payable and accrued liabilities (note 6)	$765,614	$886,145
Accrued interest, net of discount of 421,387 in 2006 (note 7)	316,058	172,950
Accrued interest - related parties, (note 7)	142,621	105,194
Amount due under bank credit line (note 8)	-	24,272
Notes payable, current portion (note 8)	927,870	927,421
Notes payable - related parties, current portion (note 8)	278,000	384,000
Warrant liability	580,648	521,606
Conversion option liability	612,429	437,207
Penalty for late registration of shares (note 10)	330,840	262,560
Total current liabilities	3,954,080	3,721,355

Note payable	16,083	20,956
	3,970,163	3,742,311

Stockholder's deficiency
Common stock, $0.0001 par value; 500,000,000 shares authorized
181,787,638 and 151,310,796 shares issued and 171,787,638 and 151,310,796	18,179	15,131
outstanding at December 31, 2007 and 2006, respectively
Additional paid-in capital	737,462	440,306
Accumulated deficit	(4,025,046)	(3,363,247)
Total (deficiency in) stockholder's deficiency	(3,269,405)	(2,907,810)

Total liabilities and (deficiency) in stockholders' equity	$700,758	$834,501

See notes to condensed consolidated financial statements.

Innovative Food Holdings, Inc. and subsidiary
Condensed Consolidated Statements of Operations

	For the Year	For the Year
	Ended	Ended
	December 31	December 31
	2007	2006

Revenue	$6,733,402	$7,074,088

Cost of goods sold	5,051,629	5,372,349
Gross margin	1,681,773	1,701,739

Selling, General and administrative expenses	1,732,105	2,088,590
Total operating expenses	1,732,105	2,088,590

Operating loss	(50,332)	(386,851)

Other (income) expense:
Interest (income) expense	308,923	385,505
Cost of penalty for late registration of shares	64,984	1,668,792
Change in fair value of warrant liability	59,042	(5,579,541)
Change in fair value of conversion option liability	175,222	(6,666,068)
Revaluation of penalty for late registration of shares	3,296	(2,332,952)
	611,467	(12,524,264)

(Loss) income before income taxes	(661,799)	12,137,413

Income tax expense	-	-

Net (loss) income	$(661,799)	$12,137,413

Net (loss) income per share - basic (post reverse-splits)	$(0.00)	$0.09

Net (loss) income per share - diluted (post reverse-splits)	$(0.00)	$0.02

Weighted average shares outstanding - basic (post reverse-splits)	154,106,110	128,144,848

Weighted average shares outstanding - diluted (post reverse-splits)	154,106,110	506,197,505

See notes to condensed consolidated financial statements.

Innovative Food Holdings, Inc.
Condensed Consolidated Statements of Cash Flows and subsidiary

For the	For the
Year Ended	Year Ended
December 31	December 31
2007	2006
Cash flows from operating activities:
Net (loss) income	$(661,799)	$12,137,413
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation and amortization	49,415	54,298
Value of warrants and options issued	-	84,895
Stock issued to employees for services performed	8,125	49,901
Note payable issued for officer salary	-	9,000
Amortization of discount on notes payable and interest on notes payable	54,000	9,000
Cost of penalty due to late registration of shares	64,984	1,668,792
Change in fair value of warrant liability	59,042	(5,579,541)
Change in fair value of conversion option liability	175,222	(6,666,068)
Revaluation of penalty for late registration of shares	3,296	(2,332,952)
Changes in assets and liabilities:
Accounts receivable, net	72,551	123,411
Prepaid expenses	8,479	(14,002)
Accounts payable and accrued expenses	170,077	634,628
Net cash provided by operating activities	3,392	178,775

Cash flows from investing activities:
Loan to Pasta Italiana	-	(190,000)
Acquisition of property and equipment	(40,610)	(26,445)
Net cash used in investing activities	(40,610)	(216,445)

Cash flows from financing activities:
Proceeds from issuance of debt	-	160,000
Principal payments on debt	(6,690)	(14,065)

Net cash (used in) provided by financing activities	(6,690)	145,935

Increase (decrease) in cash and cash equivalents	(43,908)	108,265

Cash and cash equivalents at beginning of year	118,518	10,203

Cash and cash equivalents at end of year	$74,610	$118,468

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-

Taxes	$-	$-

Notes payable issued for acquisition of computer equipment	$-	$25,787

Value of warrants issued	$-	$28,143

Common stock issued for conversion of notes payable and accrued interest	$164,000	$70,255

Common stock issued to employees as bonuses	$8,125	$49,901

Value of warrants and options issued as compensation	$-	$67,500

Revaluation of conversion option liability	$175,222	$(6,666,068)

Revaluation of warrant liability	$59,042	$(5,579,541)

Cost of penalty for late registration of shares	$64,984	$1,668,792

Revaluation of penalty for late registration of shares	$3,296	$(2,332,952)

Cancellation of shares of common stock	$557	$-

See notes to condensed consolidated financial statements.

Innovative Food Holdings, Inc. and subsidiary
Condensed Consolidated Statements of Changes in Stockholders' Deficiency
For the two years ended December 31, 2007

	Common Stock			Common Stock	Accumulated
	Amount	Value	APIC	Subscribed	Deficit	Total
Balance at December 31, 2005	104,742,037	$10,474	$47,825	$36,000	$(15,500,660)	$(15,406,361)

Issuance of shares previously subscribed	600,000	60	35,940	(36,000)	-	-

Common shares issued for conversion of note payable	34,718,759	3,472	142,256	-	-	145,728

Discount due to interest accrued on convertible notes payable	-	-	156,510	-	-	156,510

Common shares issued for acquisition, to be cancelled	10,000,000	1,000	(1,000)	-	-	-

Common shares issued to employee as bonus	900,000	90	32,310	-	-	32,400

Common shares issued to officer as bonus	350,000	35	17,465	-	-	17,500

Discount due to convertible note payable	-	-	9,000	-	-	9,000

Income for the year ended December 31, 2006	-	-	-	-	12,137,413	12,137,413

Balance at December 31, 2006	151,310,796	$15,131	$440,306	$-	$(3,363,247)	$(2,907,810)

Common shares cancelled	(5,573,158)	(557)	557	-	-	-

Common shares issued for employee bonuses	3,250,000	325	7,800	-	-	8,125

Common shares issued for conversion of accrued interest	800,000	80	3,920	-	-	4,000

Common stock issued for conversion of note payable	32,000,000	3,200	156,800	-	-	160,000

Discount due to convertible note payable	-	-	128,079	-	-	128,079

Loss for the year ended December 31, 2007	-	-	-	-	(661,799)	(661,799)

Balance at December 31, 2007	181,787,638	$18,179	$737,462	$-	$(4,025,046)	$(3,269,405)

See notes to condensed consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Business Activity

FII is in the business of providing premium white tablecloth restaurants with the freshest origin-specific perishables and specialty products direct from its network of vendors to the end users (restaurants, hotels, country clubs, national chain accounts, casinos, and catering houses) within 24 - 72 hours, except as stated hereafter, eliminating all wholesalers and distributors. We currently sell the majority of our products through a distributor relationship with Next Day Gourmet, L.P., a subsidiary of US Foodservice, Inc. (“USF”), a $20 Billion broadline distributor.

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

Revenue Recognition

The Company recognizes revenue upon shipment of the product to the customer.  Shipping and handling costs incurred by the Company are included in cost of goods sold.

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

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  Accounts receivable are presented net of an allowance for doubtful accounts of $10,000 at December 31, 2007 and 2006.

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

Long-Lived Assets

The Company reviews its property and equipment and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for impairment is required to be performed by management at least annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

As of December 31, 2007, the Company’s management believes there is no impairment of its long-lived assets.  There can be no assurance,

however, that market conditions will not change which could result in impairment of long-lived assets in the future.

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

Liquidity

As reflected in the accompanying consolidated financial statements, the Company had net income (loss) of ($661,799), and $12,137,413 for the years ended December 31, 2007 and 2006, respectively, but this variance was principally due to changes in fair values of warrant, conversion option and registration penalty liabilities rather than improved operations in 2006. The Company  has an accumulated deficit of $4,025,046 at  December 31, 2007.  In addition, the Company’s current liabilities exceeded its current assets by $3,337,145, as of December 31, 2007, respectively.  Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. (see note 16)

Concentrations of Credit Risk

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

The  company  adopted  SFAS 123 (R) using the  modified  prospective  transition method,  which required the application of the accounting standard as of January 1, 2006. The company's  Consolidated  Financial  Statements reflect the impact of SFAS 123(R). Stock based compensation  expense recognized under SFAS 123 (R)

Stock-based  compensation  expense to be  recognized is based on the value of the portion of share-based  payment awards that is ultimately  expected to vest during the period.

A summary of option  activity  (post-reverse split) under the Plan as of December 31,  2007,  and changes during the period then ended are presented below:

	Options	Weighted- Average Exercise Price
Outstanding December 31, 2006	15,500,000	$0.021
Issued	-	-
Exercised	-	-
Forfeited or expired

Outstanding at December 31, 2007	15,500,000	$0.021
Non-vested at December 31, 2007	15,300,000	$0.010
Exercisable at December 31, 2007	200,000	$0.500

Aggregate intrinsic value of options outstanding and options exercisable at December 31, 2007 was $0. Aggregate intrinsic value represents the difference between the company's  closing  stock price on the last  trading  day of the fiscal  period, which was $0.003 (post-reverse split) as of December 31, 2007,  and the exercise  price  multiplied by the number  of  options  outstanding.  As  of  December 31,  2007,  total  unrecognized stock-based compensation expense related to non-vested stock options was $0. The total fair value of options vested was $300 for the year ended  December 31, 2007.

Significant Recent Accounting Pronouncements

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

 2. ACCOUNTS RECEIVABLE

At December 31, 2007 and 2006, accounts receivable consists of:

	December 31, 2007	December 31, 2006
Accounts receivable from customers	$253,148	$325,699
Allowance for doubtful accounts	(10,000)	(10,000)
Accounts receivable, net	$243,148	$315,699

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

At December 31, 2007 and 2006, other prepaid expenses and current assets consist of the following:

	December 31, 2007	December 31, 2006
Prepaid expenses	$7,030	$13,734
Employee receivable	-	1,775
Total	$7,030	$15,509

4. LOAN RECEIVABLE AND INTEREST RECEIVABLE

The balance of loan receivable consisted of a loan to Pasta Italiana, Inc in the amount of $360,000 at December 31, 2007 and 2006.  These notes bear interest in the amount of 15% per annum, and  matured on August 24, 2006.  At December 31, 2005, the Company has reserved $75,000 of the loan receivable and recognized interest income from this loan in the amount of $7,147. During the year ended December 31, 2007 the Company recognized no interest income on this note

5. PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, 2007 and 2006, is as follows:

	December 31, 2007	December 31, 2006
Computer hardware and software	$288,228	$228,970
Furniture and fixtures	63,565	82,213
	351,793	311,183
Less accumulated depreciation and amortization	(267,970)	(218,555)
Total	$83,823	$92,628

Depreciation and amortization expense for property and equipment amounted to $49,415 and $54,298 for the year ended December 31, 2007 and 2006, respectively.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2007 and 2006 is as follows:

	December 31, 2007	December 31, 2006
Accounts payable and accrued expenses	$764,540	$880,130
Accrued commissions	1,074	6,015
Total	$765,614	$886,145

7.  ACCRUED INTEREST

Accrued interest on the Company’s convertible notes payable is convertible at the option of the note holders into the Company’s common stock at price ranging from of $0.005 to $0.10 per share (post reverse-split).  There is a beneficial conversion feature embedded in the convertible accrued interest.  The Company is amortizing this beneficial conversion feature over the life of the related party notes payable.  During the twelve months ended December 31, 2007 and 2006, the amounts of $128,079, and $156,510, respectively, were credited to additional paid-in capital as a discount on accrued interest.  Of this amount, a total of $29,703 was expensed to interest during the twelve months ended December 31, 2007; $35,999 was expensed to interest during the twelve months ended December 31, 2006.

At December 31, 2007, the Company has the following accrued interest on its balance sheet:
	Gross	Discount	Net
Non-related parties	$316,058	$-	$316,058
Related parties	142,621	-	142,621
Total	$458,679	$-	$458.679

 At December 31, 2006, the Company has the following accrued interest on its balance sheet:
	Gross	Discount	Net
Non-related parties	$194,337	$21,387	$172,950
Related parties	105,194	-	105,194
Total	$299,531	$21,387	$278,144

8. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

The Company has a line of credit with Wachovia Bank in the amount of $25,000.  The outstanding balance as of December 31, 2007 and 2006 was $0, and $24,272, respectively. As of December 31, 2007, the Company no longer has a line of credit by Wachovia Bank.

At December 31, 2007, and 2006, the Company has outstanding notes payable in the aggregate amount of $1,221,953, and $1,332,377, respectively.  Notes payable and notes payable to related parties at December 31, 2007, and 2006, consisted of the following:

December 31, 2007	December 31, 2006
Convertible note payable in the original amount of $350,000 to Alpha Capital Aktiengesselschaft (“Alpha Capital”), dated February 25, 2005. This note consists of $100,000 outstanding under a previous note payable which was cancelled on February 25, 2005, and $250,000 of new borrowings. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note  entered technical default status on May 16, 2005.   The note originally carried  interest at the rate of 8% per annum, and  was due in full on February 24, 2007.  Upon default, the note’s interest rate increased to 15% per annum, and the note became immediately due. The note is convertible into common stock of the Company at a conversion price of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $250,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company  at a conversion price of $0.005 per share (post-reverse split). Interest in the amount of $13,043 was accrued on this note during the twelve months ended December 31, 2007,   and 2006, respectively. During the twelve months ended December 31, 2006 the note holder converted $5,000 into shares of common stock. During the twelve months ended December 31, 2006 the holder of the note converted $27,865 of accrued interest into common stock.   This note is in default at December 31, 2007 and 2006.
$345,000	$345,000

Convertible note payable in the amount of $160,000 to Michael Ferrone, a board member and related party, dated March 11, 2004. The note bears interest at the rate of 8% per annum, and was originally due in full on March 11, 2006. On February 25, 2005, an amendment to the convertible note was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible by the holder into common stock of the Company at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $160,000 was recorded as a discount to the note, and was amortized  to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share (post-reverse split)  Interest in the amount of $1,262 and $3,226  was accrued on this note during  the twelve months ended December 31, 2007, and 2006, respectively. During the three months ended December 31, 2007, the note holder converted a total of $160,000 of principal into 32,000,000 shares of common stock.
-	160,000

Convertible note payable in the original amount of $100,000 to Joel Gold, a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006. The note is convertible by the holder into common stock of the Company at a conversion price of $0.005 per share (post-reverse split).  A beneficial conversion feature in the amount of $100,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share (post-reverse split).  Interest in the amount of $504 was accrued on this note during the twelve months ended December 31, 2007, and 2006, respectively.  During the twelve months ended December 31, 2006, $75,000 of the principal amount was converted into common stock.

25,000	25,000
Convertible note payable in the amount of $85,000 to Briolette Investments, Ltd, dated March 11, 2004. The note bears interest at the rate of 8% per annum, and was due in full on March 11, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature  in the amount of $85,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible by the holder into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $766, and $812 was accrued on this note during the twelve months ended December 31, 2007and 2006, respectively. During the twelve months ended December 31, 2005, the note holder converted $44,000 of the note payable into common stock.    During the twelve months ended December 31, 2006, the Company made a $3,000 cash payment on the principal amount of the note.
38,000	38,000

Convertible note payable in the amount of $80,000 to Brown Door, Inc., dated March 11, 2004. The note bears interest at the rate of 8% per annum, and was due in full on March 11, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $80,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share (post-reverse split)   Interest in the amount of $1,614 was accrued on this note during the twelve months ended December 31, 2007,  and 2006.

80,000	80,000
Convertible note payable in the amount of $50,000 to Whalehaven Capital Fund, Ltd. (“Whalehaven Capital”) dated February 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisites numbers of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note is in technical default as of May 16, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on February 24, 2007. Upon default, the note’s interest rate increased to 15% per annum, and the note became due immediately. The note is convertible into common stock of the Company at a conversion of $0.005 per share (post-reverse split).  A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense during the three months ended March 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $1,513 was accrued on this note during the twelve months ended December 31, 2007 and 2006, respectively.  During the twelve months ended December 31, 2006, $5,000 of principal was converted into common stock.  During the twelve months ended December 31, 2006 the holder of the note converted $5,000 of principal and $589 of accrued interest into shares of common stock.    This note is in default at December 31, 2007 and 2006.

40,000	40,000
Convertible note payable in the amount of $50,000 to Oppenheimer & Co., / Custodian for Joel Gold IRA, a related party, dated March 14, 2004. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005.  Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $1,009 was  accrued on this note during the twelve months ended December 31, 2007, and 2006.

50,000	50,000
Convertible note payable in the original amount of $30,000 to Huo Hua dated May 9, 2005. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006.  The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share(post-reverse split)  Interest in the amount of $404 was  accrued on this note during the twelve months ended December 31, 2007 and 2006, respectively. During the twelve months ended December 31, 2006, the note holder converted $10,000 of principal into common stock.
20,000	20,000

 Convertible note payable in the amount of $25,000 to Joel Gold a board member and related party, dated January 25, 2005. The note bears interest at the rate of 8% per annum, and was due in full on January 25, 2007.  The note is convertible into common stock of the Company  at a conversion of $0.025 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.025 per share. Interest in the amount of $504 was accrued on this note during the twelve months ended December 31, 2007 and 2006, respectively.

25,000	25,000
Convertible note payable in the amount of $25,000 to The Jay & Kathleen Morren Trust  dated January 25, 2005. The note bears interest at the rate of 6% per annum, and was due in full on January 25, 2007.  The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split) Interest in the amount of $377was accrued on this note during the twelve months ended December 31, 2007 and 2006.

25,000	25,000
Convertible note payable in the amount of $10,000 to Lauren M. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share (post-reverse split). Interest in the amount of $202 was accrued on this note during the twelve months ended December 31, 2007, and 2006.   This note is in default at December 31, 2006.

10,000	10,000
Convertible note payable in the amount of $10,000 to Richard D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share (post-reverse split). Interest in the amount of $202 was accrued on this note during the twelve months ended December 31, 2007, and 2006.   This note is in default at December 31, 2006.
10,000	10,000

Convertible note payable in the amount of $10,000 to Christian D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of  8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share  (post-reverse split). Interest in the amount of $202 was accrued on this note during the twelve months ended December 31, 2007, and 2006.  This note is in default..

10,000	10,000
Convertible note payable in the amount of $10,000 to Andrew I. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share  (post-reverse split). Interest in the amount of $202 was accrued on this note during the twelve months ended December 31, 2007, and 2006.  This note is in default.

10,000	10,000
Convertible note payable in the amount of $8,000 to Adrian Neilan dated March 11, 2004. The note bears interest at the rate of 8% per annum, and is due in full on October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $8,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $161 was accrued on this note during the twelve months ended December 31, 2007, and 2006, respectively.

8,000	8,000
 Convertible note payable in the amount of $5,000 to Matthias Mueller dated March 11, 2004. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $5,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share  (post-reverse split). Interest in the amount of $101 was accrued on this note during the twelve months ended December 31, 2007, and 2006.
5,000	5,000

Convertible note payable in the amount of $120,000 to Alpha Capital dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note is in technical default as of November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $120,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $4,537 was accrued on this note during the twelve months ended December 31, 2007 and 2006, respectively. This note is in default at December 31, 2006.

120,000	120,000
Convertible note payable in the amount of $30,000 to Whalehaven Capital dated August 25, 2005.  We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default as of November 13, 2006.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $41,132 was accrued on this note during the twelve months ended December 31, 2007 and 2006, respectively.  This note is in default at December 31, 2006.

30,000	30,000
Convertible note payable in the original amount of $25,000 to Asher Brand, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default as of November 13, 2006.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split) Interest in the amount of $870 was accrued on this note during the twelve months ended December 31, 2007 and 2006, respectively. During the three months ended September 30, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock. This note is in default.
23,000	23,000

Convertible note payable in the original amount of $25,000 to Momona Capital, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default at November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $870 was accrued on this note during the twelve months ended December 31, 2007 and 2006, respectively During the twelve months ended December 31, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock. This note is in default at December 31, 2006.

23,000	23,000
 Convertible note payable in the amount of $10,000 to Lane Ventures dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default at November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $226 was accrued on this note during the  twelve months ended December 31, 2007 and 2006, respectively.   During the twelve months ended December 31, 2006, the holder of the note converted $4,000 of principal and $1,467 of accrued interest into common stock.  This note is in default at December 31, 2006.
6,000	6,000
Note payable in the amount of $120,000 to Alpha Capital, dated February 7, 2006. The originally carried interest at the rate of 15% per annum, and was originally due in full on February 7, 2007. The Company is not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable. During the three months ended September 30, 2007, the Company extended the due date of the notes one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholders to convert the notes and accrued interest into common stock of the Company at a rate of $0.005 per share. .Interest in the amount of $6,049 was accrued on this note during the twelve months ended December 31, 2007 and 2006.   This note is in default at December 31, 2007.

120,000	120,000
Note payable in the amount of $30,000 to Whalehaven Capital dated February 7, 2006. The note originally  carried interest at the rate of 15% per annum, and was due in full on February 7, 2007. The Company is not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable.  . During the three months ended September 30, 2007, the Company extended the due date of the notes one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholders to convert the notes and accrued interest into common stock of the Company at a rate of $0.005 per share. Interest in the amount of $1,134 was accrued on this note   during the twelve months ended December 31, 2007 and 2006.   This note is in default at December 31, 2007
30,000	30,000

Note payable in the amount of $75,000 to Michael Ferrone, dated August 2, 2004. The note bears interest at the rate of 8% per annum, and was due in full on February 2, 2005. Interest in the amount of $1,513 was accrued on this note during the twelve months ended December 31, 2007, and 2006, respectively. This note is in default at December 31, 2006.	75,000	75,000
Fourteen convertible notes payable in the amount of $4,500 each to Sam Klepfish, the Company’s CEO and a related party, dated the first of the month beginning on November 1, 2006, pursuant to the Company’s employment agreement with Mr. Klepfish, the amount of $4,500 in salary is accrued each month to a note payable. These notes bear interest at the rate of 8% per annum. These notes and accrued interest are convertible into common stock of the Company at a rate of $0.005 per share.  Interest in the aggregate amount of $1,144 and $89 was accrued on these notes during the twelve months ended December 31, 2007 and 2006.

	63,000	9,000
Note payable in the amount of $10,000 to Alpha Capital, dated May 19, 2006. During the three months ended September 30, 2007, the Company extended the due date of the notes one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholders to convert the notes and accrued interest into common stock of the Company at a rate of $0.005 per share. The note bears interest at the rate of 15% per annum, and was due in full on November 19, 2006. Interest in the amount of $504 was accrued on this note  during the twelve months ended December 31, 2007 and 2006. This note is in default at December 31, 2007.

	10,000	10,000
Note payable in the original amount of $25,787 to Microsoft Corporation dated May 3, 2006. The note bears interest at the rate of 9.7% per annum, and is payable in 60 monthly payments of $557 beginning October 1, 2006. Negative interest in the amount of $2,269 and $1,263 was capitalized to this note during the twelve months ended December 31, 2007 and 2006, respectively. Principal and interest in the amounts of $4,421 and $1,040, respectively, were paid on this note during the twelve months ended December 31, 2007 and 2006, respectively..	20,953	25,377

Total	$1,221,953	1,332,377
Less: Current maturities	(1,205,870)	(1,311,421)
Long-term portion	$16,083	20,956

Total Non-related parties	$943,953	948,377
Total related parties	278,000	384,000
Total	$1,221,953	1,332,377

Accounting for Conversion Options Embedded in Convertible Notes and Convertible Interest

The Company has certain convertible notes payable which contain embedded beneficial conversion features.  Through August 2005, the beneficial conversion features of these convertible notes were accounted for by the equity method, whereby the intrinsic value of the beneficial conversion features were considered discounts to the notes. These discounts were immediately amortized to interest expense. During September 2005, the number of shares of the Company’s common stock issued and issuable exceeded the number of shares of common stock the Company had authorized, and this triggered a change in the manner in which the Company accounts for these  beneficial conversion features.  In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), the debt features provision contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes.  Accordingly, the features qualified as embedded derivative instruments at September 30, 2005 and because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounting for separately from the debt instrument and recorded as derivative financial instruments.  In September 2005, the Company valued the  beneficial conversion features of its notes payable using the Black-Scholes valuation method, and arrived at an aggregate value of  $12,528,662.  Pursuant to Emerging Issues Task Force Issue  00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s  Own Stock” (“EITF 00-19”) “If a contract is reclassified from permanent  or temporary equity to an asset or a liability, the change in fair value of the contract during the period the contract was classified as equity should be accounted for as an adjustment to stockholders’ equity.”  Accordingly, during the year ended December 31, 2005, the Company charged the amount of $12,445,536 to stockholders’ equity.  $5,665,290 of this amount was charged to additional paid-in capital, which brought the balance of additional paid-in capital to $0. The remainder, or $6,780,286, was charged to accumulated deficit.  During subsequent periods,  the conversion option liability will be revalued, and any change in value charged to operations.  At December 31, 2007 and 2006, the conversion option liability was valued at $612,429 and $437,207, respectively.  The revaluations resulted in (gain) loss during the year ended December 31, 2007 and 2006 of $175,222 and $(6,666,068).

The Company valued these embedded conversion options using the Black-Scholes option pricing model with the following assumptions:

	Risk Free	Expected	Expected
	Interest	Dividend	Option
	Rate	Yield	Life	Volatility

December 31, 2007	4.25%	-	10 years	194.46%

9.  RELATED PARTY TRANSACTIONS

Twelve months ended December 31, 2007:

The Company issued twelve convertible notes payable in the amount of $4,500 each for additional salary due to the Company’s Chief Executive Officer.

Twelve months ended December 31, 2006:

The Company has two convertible notes payable in the aggregate amount of $9,000 to its  Chief Executive Officer for additional salary.

The Company issued 350,000 shares of common stock with a fair value of $17,465 to an officer for services.

The Company issued options to purchase 5,000,000 shares of common stock to each of three board members (an aggregate of 15,000,000 options) with a total fair value of $67,500.

10. PENALTY FOR LATE REGISTRATION OF SHARES

During the twelve months ended December 31, 2007 and 2006, the Company accrued liabilities for the issuance of 22,760,000 and 58,560,000 shares, respectively (post-reverse split) (the “Penalty Shares”) of the Company’s stock pursuant to a penalty calculation with regard to the late registration of shares underlying convertible notes payable.  At December 31, 2007, there were a total of 110,280,000 Penalty Shares issuable.  The Company charged to operations $64,984 and $1,668,792, during the twelve months ended December 31, 2007 and 2006, respectively, representing the fair values of the Penalty Shares accrued.  During the  twelve  months ended December 31, 2007 and 2006, the Company  revalued  these 22,760,000 and 58,560,000 Penalty Shares (post-reverse split).  This resulted in  (gain) loss of $3,296 and $(2,332,952), respectively.  The liability carried on the Company’s balance sheets at December 31, 2007 and 2006 representing the value of the Penalty Shares is $330,840 and $262,500, respectively.

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

For income tax reporting purposes,  the Company's aggregate unused net operating losses approximate  $800,000 which expire through 2027, subject to limitations of Section 382 of the Internal Revenue Code, as amended.  The deferred tax asset related  to the  carryforward  is  approximately  $280,000.  The  Company  has provided a valuation  reserve  against the full amount of the net operating loss benefit,  because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2007, and 2006 are as follows:

	December 31, 2007	December 31, 2006
Non Current:
Net operating loss carryforward	$280,000	$875,000
Valuation allowance	(280,000)	(875,000)

Net deferred tax asset	$--	$-

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

During the twelve months ended December 31, 2007, the Company also had the following transactions:

The Company cancelled 5,573,158 shares (post reverse-split) of common stock for which were issued but not outstanding.

The Company recorded a discount to the convertible notes payable for the accrued interest in the amount of $128,079 during the twelve months ended December 31, 2007.

The Company issued 3,250,000 shares (post-reverse split) of common stock for an employee bonuses.  The fair value of these shares in the amount of $8,125 was charged to operations 2007.

The Company issued 800,000 shares (post-reverse split) of common stock for the conversion of $4,000 of accrued interest on a note payable.

The Company issued 32,000,000 shares (post-reverse split) of common stock for the conversion of $160,000 of principal of a note payable.

Warrants

The following table summarizes the changes in warrants and outstanding and the related prices of the Company’s common stock issued to non-employees of the Company.  These warrants were granted as part of a financing agreement (amounts have been adjusted to reflect the reverse stock split):

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	shares	contractual	outstanding	shares	exercisable
prices	outstanding	life (years)	warrants	exercisable	options
$0.0050	136,500,000	2.17	$0.0050	136,500,000	$0.0050

$0.0110	10,500,000	2.64	$0.0110	10,500,000	$0.0110

$0.0115	42,000,000	2.64	$0.0115	42,000,000	$0.0115
	189,000,000	2.30		189,000,000

Transactions involving warrants are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price
Warrants exercisable at December 31, 2006	189,000,000	$0.03

Granted	-	-
Exercised	-
Cancelled / Expired	-	-

Warrants exercisable at December 31, 2007	189,000,000	$0.03

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

The following table summarizes the changes outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company (post-reverse split):

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	shares	contractual	outstanding	shares	exercisable
prices	outstanding	life (years)	options	exercisable	options
$0.500	500,000	3.89	$0.500	15,000,000	$0.005

0.005	15,000,000	1.38	0.005	300,000	0.500

	15,500,000	3.81		15,300,000	$0.015

Options not vested are not exercisable.

Transactions involving stock options issued to employees are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Options exercisable at December 31, 2006	15,500,000	$0.021

Granted	-	-
Exercised	-
Cancelled / Expired	-	-

Options exercisable at December 31, 2007	15,500,000	$0.02
Non-vested at December 31, 2007	15,300,000	$0.01
Vested at December 31, 2007	200,000	$0.50

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

The accounting guidance shows that the warrants and options which are a derivative liability should be revalued  each reporting period. The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants and options, as well as in the volatility of the stock price during the term used for observation and the term remaining for warrants and options.  During the twelve months ended December 31, 2007 and 2006, the Company recognized (gain) loss  of $59,042 and $(5,579,541), respectively,  for the decrease in the fair value of the warrant liability and recorded the gains in operations during the twelve months ended December 31, 2007 and 2006.  The fair value of these instruments  was estimated as December 31, 2007, using the Black-Scholes option pricing model with the following assumptions: risk free interest rate: 4.25%; expected dividend yield: 0%; expected option life: 5 years; and volatility: 194,46%. The fair value of these instruments  was estimated as December 31, 2006, using the Black-Scholes option pricing model with the following assumptions: risk free interest rate: 4.75%; expected dividend yield: 0%; expected option life: 5 years; and volatility: 152,50%.

Insufficient Authorized but Unissued Shares of Common Stock

The Company has a potential obligation to issue 612,334,320 and 697,210,916 shares (post-reverse split) of common stock upon the conversion of convertible notes and accrued interest, warrants and penalty shares issuable at December 31, 2007, and 2006, respectively.  The Company  had 171,787,638  and 151,310,796 shares (post-reverse split) of common stock outstanding at December 31, 2007,  and 2006, respectively, and  500,000,000 shares (post-reverse split) of common stock authorized at December 31, 2007 and 2006.   The Company has exceeded its shares authorized by 284,121,958  and  197,210,916 shares (post-reverse split) at December 31, 2007 and 2006, respectively.

13. EMPLOYMENT AGREEMENTS

Z. ZACKARY ZIAKAS

Food Innovations, Inc. and Z. Zackary Ziakas are parties to an employment agreement which, among other things:

●	That Mr. Ziakas will serve as the Company’s Chief Operating Officer,

●	For a term of five (5) years, commencing May 17, 2004, subject to earlier termination by either party in accordance with the Employment Agreement,

●	That Mr. Ziakas’ salary shall be $95,000 per annum, payable by the Company in regular installments in accordance with the Company’s general payroll practices.

●	Salary will automatically increase by 10% on a yearly basis.

SAM KLEPFISH

The Company and its Chief Executive Officer Sam Klepfish are parties to an oral agreement which provides, among other things:

●	Mr. Klepfish is to receive a monthly salary in the amount of $10,028

●
Mr. Klepfish received an additional monthly salary of $4,500 which is not paid in cash, but is recorded on a monthly basis as a convertible note payable. These notes payable are convertible into common stock of the Company at a rate of $0.005 per share.

14. COMMITMENTS AND CONTINGENCIES

The Company has two rented 2,800 square feet of office space in Naples, Florida, the location of the Company’s operations. The lease expires on September 30, 2008. The aggregate rent for the two rented offices is currently $51,084 per annum. We intend to negotiate an extension of that lease; however, if we are unable to do so, we expect that we will be able to  lease or acquire other similar space in close proximity to our existing space. We believe that appropriate space is and will be available if needed at acceptable prices.

At December 31, 2007, commitments for minimum rental payments were a total of $38,320 all due in 2008.

15. MAJOR CUSTOMER

The Company’s largest customer, US Foodservice, Inc. and its affiliates, accounted for approximately 95% and 97% of total sales in the years ended December 31, 2007 and 2006, respectively.  A contract with Next Day Gourmet, LP, a subsidiary of U.S. Foodservice, expires September 11, 2008. Negotiations are underway to extend the existing contract or to sign a new contract, and the company has continued to have US Foodservice, Inc. as a customer.

16.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  Although the Company has reported a loss of  $661,799 for the year ended December 31, 2007, it had an accumulated deficit of $4,025,046as of December 31, 2007.  The Company’s net loss of $661,799 was generated primarily by non-cash transaction, including non-cash losses of $ 64,984 on the change in fair value of  warrant liabilities; $175,222 on the change in fair value of conversion option liabilities; and $308,923 of interest accruals. The Company cannot be certain that anticipated revenues from operations will be sufficient to satisfy its ongoing capital requirements.  Management believes the Company will generate sufficient capital from operations and from debt and equity financing in order to satisfy current liabilities in the succeeding twelve months.  Management’s belief is based on the Company’s operating plane, which in turn is based on assumptions that may prove to be incorrect.  If the Company’s financial resources are insufficient the Company may require additional financing in order to execute its operating plan and continue as a going concern.  The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations. The Company has not made the financial statements which would be necessary should the Company not be able to continue as a going concern.

17. SUBSEQUENT EVENTS

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

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period.

This annual report  does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s reports in this annual report.

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

Name	Age	Position

Sam Klepfish	37	Chief Executive Officer
Z. Zackary Ziakas	47	Chief Operating Officer
Michael Ferrone	61	Director
Joel Gold	67	Director

Directors

Sam Klepfish

From November 2007 to present Mr. Klepfish is the CEO of Innovative Food Holdings and it’s subsidiary Food Innovations. Since March 2006  Mr. Klepfish was the interim president of the Company and it’s subsidiary. Since  February 2005 Mr. Klepfish was also a Managing Partner at ISG Capital, a merchant bank. From May 2004 through February 2005 Mr. Klepfish served as a Managing Director of Technoprises, Ltd.  From January 2001 to May 2004 he was a corporate finance analyst and consultant at Phillips Nizer, a New York law firm. Since January 2001 Mr. Klepfish has been a member of the steering committee of Tri-State Ventures, a New York investment group. From 1998 to December 2000, Mr. Klepfish was an asset manager for several investors in small-cap entities

Joel Gold, Director

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

Key Employees

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

New Executive Officer in 2008

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

Attendance at Meetings

From February, 2004 through December 31, 2004, during 2005 during 2006 and during 2007, the Board of Directors met or acted without a meeting pursuant to unanimous written consent fourteen times, five times, and seven times, respectively. No director attended less than 75% of all scheduled meetings.

We are not currently subject to the requirements of any stock exchange with respect to having a majority of “independent directors” although we believe that we meet that standard inasmuch as Messrs. Gold and Ferrone are “independent” and only Mr. Klepfish, by virtue of being our Chief Executive Officer, is not independent.

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

ITEM 10. Executive Compensation

The following table sets forth information concerning the compensation for services in all capacities rendered to us for the year ended December 31, 2007, of our Chief Executive Officer and our other executive officers whose annual compensation exceeded $100,000 in the fiscal year ended December 31, 2007, if any. We refer to the Chief Executive Officer and these other officers as the named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year		Salary ($)		Bonus ($)	Stock Awards ($)			Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sam Klepfish - Chief Executive Officer	2007 2006	(a)	$172,577 115,697	(b)	-- --	$	--17,500	(c)	--22,500	(d)	-- --	-- --	-- --	$190,176
Joe DiMaggio, Jr.	2006	(e)	$--		--		--		--		--	--	--	--

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
(e) Mr. DiMaggio was CEO until August 14, 2006.

Outstanding Equity Awards at Fiscal Year-End as of December 31, 2007

Option Awards	Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
None	--	--	--	--	--	--	--	--	--

 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
None	--	--	--	--	--	--	--

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

SAM KLEPFISH

The Company and its Chief Executive Officer Sam Klepfish are parties to an oral which provides, among other things:

        ·Mr. Klepfish is to receive a monthly salary in the amount of $10,028
·Mr. Klepfish’s receives an additional monthly salary  of $4,500 which is not paid in cash, but is recorded on a monthly basis as a convertible note payable. These notes payable are convertible into common stock of the Company at a rate of $0.005 per share.

Food Innovations, Inc. and Joe DiMaggio, Jr. were parties to an employment agreement that was terminated by mutual agreement on August 14, 2006 which, among other things:

        ·That  Joe DiMaggio will serve as the company’s CEO
·For a term of five (5) years, commencing  July 15, 2002, subject to earlier termination by either party in accordance with the Employment Agreement,
·The Mr. DiMaggios salary shall be $100,000  per annum, payable by the Company in regular installments in accordance with the Company’s general payroll practices~~,~~
·Salary will increase if the Company has weekly revenues of more than $250,000

Z. ZACKARY ZIAKAS

Food Innovations, Inc. and Z. Zackary Ziakas are parties to an employment agreement which provides, among other things:

●	That Mr. Ziakas will serve as the Company’s Chief Operating Officer,
●	For a term of five (5) years, commencing May 17, 2004, subject to earlier termination by either party in accordance with the Employment Agreement,
●	The Mr. Ziakas’ salary shall be $95,00 per annum, payable by the Company in regular installments in accordance with the Company’s general payroll practices~~,~~
●	Salary will automatically increase by 10% on a yearly basis.

As described above, Mr. Ziakas' employment arrangements have since changed and Mr. Justin Wiernasz has become an executive officer with an employment agreement.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Unless otherwise stated, each person listed below uses the Company’s address.  Pursuant to SEC rules, includes shares that the person has the right to receive within 60 days.

Name and Address of	Number of Shares		Percent of
Beneficial Owners	Beneficially Owned		Class
Sam Klepfish	20,650,000	(1)	11.7%
Michael Ferrone	62,424,778	(2)	34.5%
Joel Gold	28,886,141	(3)	14.4%
Z Ziakas	4,100,000	(4)	2.4%
Joseph DiMaggio Jr.	14,800,000		8.6%
Christopher Brown	15,000,000		8.7%
Wally Giakas	20,262,501	(5)	10.6%

All officers and directors as
a whole (4 persons)	116,060,919		48.8%

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

ITEM 12. Certain Relationships and Related Transactions

At various times in 2004, 2005, 2006 and 2007 we entered into note payable agreements with certain related parties. The information concerning those notes is set forth below:

Note Holder	Relationship	Consideration	Interest Rate		Conversion Price	Principal Balance December 31, 2007	Principal Balance December 31, 2006	Principal Balance December 31, 2005	Principal Balance December 31, 2004
Michael Ferrone	Director	Cash	8%		$0.005	$-	$160,000	$160,000	160,000
Michael Ferrone	Director	Cash	8%	(a)	$0.005	75,000	75,000	75,000	75,000
Joel Gold	Director	Cash	8%		$0.005	50,000	50,000	50,000	50,000
Joel Gold	Director	Cash	8%		$0.005	25,000	25,000	100,000	100,000
Joel Gold	Director	Cash	8%		$0.005	25,000	25,000	25,000	-
Lauren M. Ferrone (child of Michael Ferrone)	Child of Director	Cash	8%	(a)	$0.005	10,000	10,000	10,000	10,000
Richard D. (child of Michael Ferrone)	Child of Director	Cash	8%	(a)	$0.005	10,000	10,000	10,000	10,000
Christian D. (child of Michael Ferrone)	Child of Director	Cash	8%	(a)	$0.005	10,000	10,000	10,000	10,000
Andrew I. Ferrone (child of Michael Ferrone)	Child of Director	Cash	8%	(a)	$0.005	10,000	10,000	10,000	10,000
Sam Klepfish	Director and Interim President	Services	8%		$0.005	63,000	9,000	-	-

(a)  In default at December 31, 2007, and 2006.

During the year ended December 31, 2007, the Company had the following transactions with related parties:

The Company issued 32,000,000 shares of common stock for the conversion of the $160,000 convertible note from Michael Ferrone.

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

ITEM 13. Exhibits

EXHIBIT NUMBER
3.1
Articles of Incorporation (incorporated by reference to exhibit 3.1 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

3.2
Bylaws of the Company (incorporated by reference to exhibit 3.2 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 18, 2008).

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

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last three fiscal years for professional services rendered by Bernstein & Pinchuk LLP (“Accountant”)  for the audit of our annual financial statements, and review of financial statements included in our Form 10-QSB: 2007: $30,000;  and 2006:  $75,000

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

INNOVATIVE FOOD HOLDINGS, INC.

By: /s/ Sam Klepfish
Sam Klepfish, Chief Executive Officer and Director

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