Form 10-Q
period 2008-03-31
INNOVATIVE FOOD HOLDINGS INC
filed 2008-07-31
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended March 31, 2008

☐  Transition report pursuant to Section 13 or 15(d) of the Exchange
Act for the transition period from _________ to _________.

Commission File Number: 0-9376

INNOVATIVE FOOD HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Florida (State of or Other Jurisdiction of Incorporation or Organization)	20-1167761 (IRS Employer I.D. No.)

1923 Trade Center Way
Naples, Florida 34109
(Address of Principal Executive Offices)

(239) 596-0204
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒  NO ☐

Indicate by check mark whether the issuer is a shell company (as defined in Regulation 12b-2 of the Exchange Act):

YES ☐  NO ☒

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date:

171,787,638 Common Shares (post-reverse split) outstanding as of April 14, 2008

Transitional Small Business Disclosure Format:

YES ☐    NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

(Check One):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

INNOVATIVE FOOD HOLDINGS, INC.

Innovative Food Holdings, Inc.
Condensed Consolidated Balance Sheet

	March 31, 2008	December 31, 2007
ASSETS	(unaudited)
Current assets

Cash and cash equivalents	$29,540	$74,610
Accounts receivable net	163,400	243,148
Interest receivable	7,147	7,147
Loan receivable, net	285,000	285,000
Prepaid expenses	3,815	7,030

Total current assets	488,902	616,935

Property and equipment, net	73,807	83,823

Total assets	$562,709	$700,758

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable and accrued liabilities	$625,787	$765,614
Accrued interest, net	347,404	316,058
Accrued interest - related parties, net	149,902	142,621
Notes payable , current portion, net of discount	699,436	927,870
Notes payable - related parties, current portion, net of discount	291,500	278,000
Warrant liability	1,199,159	580,648
Conversion option liability	1,324,053	612,429
Penalty for late registration of shares	661,676	330,840
Total current liabilities	5,298,917	3,954,080

Note payable	14,291	16,083
Total liabilities	5,313,208	3,970,163

(Deficiency in) stockholder's equity
Common stock, $0.0001 par value; 500,000,000 shares authorized
181,787,638 shares issued and 171,787,638 shares outstanding at March 31, 2008 and December 31, 2007	18,179	18,179
Additional paid-in capital	794,089	737,462
Accumulated deficit	(5,562,767)	(4,025,046)
Total (deficiency in) stockholder's equity	(4,750,499)	(3,269,405)

Total liabilities and (deficiency in) stockholders' equity	$562,709	$700,758

See notes to condensed consolidated financial statements.

Innovative Food Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31	March 31
	2008	2007
Revenue	$1,603,378	$1,600,199

Cost of goods sold	1,286,893	1,145,222
Gross margin	316,485	454,977

Selling, General and administrative expenses	331,077	399,891
Total operating expenses	331,077	399,891

Operating loss	(14,592)	55,086

Other (income) expense:
Interest (income) expense	116,394	76,274
Cost of penalty for late registration of shares	-	37,432
Change in fair value of warrant liability	364,271	(29,829)
Change in fair value of conversion option liability	711,624	113,003
(Gain) loss from marking to market - registration penalty	330,840	(27,184)
Total other (income) expense	1,523,129	169,696

Loss before income taxes	(1,537,721)	(114,610)

Income tax expense	-	-

Net loss	$(1,537,721)	$(114,610)

Loss per share - basic (post reverse-splits)	$(0.01)	$(0.00)

Weighted average shares outstanding - basic and diluted (post reverse-splits)	181,787,638	148,524,217

See notes to condensed consolidated financial statements.

Innovative Food Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31	March 31
	2008	2007
Cash flows from operating activities:
Net loss	$(1,537,721)	$(114,610)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	10,016	14,898
Amortization of discount on notes payable and interest on notes payable	77,714	13,500
Cost of penalty due to late registration of shares	-	37,432
Change in fair value of warrant liability	364,271	(29,829)
Change in fair value of conversion option liability	711,624	113,003
(Gain) loss from marking to market-penalty	330,836	(27,184)
Changes in assets and liabilities:
Accounts receivable, net	79,748	148,876
Prepaids	-	8,355
Accounts payable and accrued expenses	(79,985)	(231,017)
Net cash used in operating activities	(43,497)	(66,576)

Cash flows from investing activities:
Acquisition of property and equipment	-	(6,989)
Net cash used in investing activities	-	(6,989)

Cash flows from financing activities:
Principal payments on debt	(1,573)	(1,675)
Net cash used in financing activities	(1,573)	(1,675)

Increase in cash and cash equivalents	(45,070)	(75,240)

Cash and cash equivalents at beginning of period	74,610	118,518

Cash and cash equivalents at end of period	$29,540	$43,278

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-

Taxes	$-	$-

Revaluation of conversion option liability	$711,624	$1,130,063

Revaluation of warrant liability	$364,271	$(29,829)

Cost of penalty for late registration of shares	$-	$37,432

Revaluation of penalty for late registration of shares	$330,836	$(27,184)

Cancellation of shares of common stock	$-	$557

Issuance of warrants for the extension of notes payable	$254,240	$-

See notes to condensed consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
 MARCH 31, 2008
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

On January 26, 2004, through a share exchange, the shareholders of Food Innovations, Inc. (‘FII”) converted 10,000 shares (post-reverse split) of FII common stock outstanding into 25,000,000 shares (post-reverse split) of IVFH. On January 29, 2004, in a transaction known as a reverse acquisition, the shareholders of Innovative Food Holdings, Inc. (“IVFH”) exchanged 25,000,000 shares (post-reverse split) of IVFH for 25,000,000 shares (post-reverse split) of Fiber Application Systems (formerly known as Alpha Solarco) (“Fiber”), a publicly-traded company.   The shareholders of IVFH thus assumed control of Fiber, and Fiber changed its name to IVFH.  The 25,000,000 shares (post-reverse split) of IVFH are shown on the Company’s balance sheet at December 31, 2003 as shares outstanding.  These shares are shown at their par value of $2,500 as a decrease of additional paid-in capital at the acquisition date of January 29, 2004.   There were 157,037 shares (post-reverse split) outstanding in Fiber at the time of the reverse acquisition; the par value of these shares, or $16, was transferred from additional paid-in capital at the time of the reverse acquisition.

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

Interim Financial Information

The accompanying unaudited interim consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in form 10-KSB for the year ended December 31, 2007. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for the full year.

Reclassification

Certain reclassifications have been made to conform prior periods' data to the current presentation. These reclassifications had no effect on reported income.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
 MARCH 31, 2008
(Unaudited)

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $1,537,721for the three months ended March 31, 2008.  The Company also  had an accumulated deficit of $5,562,767 and a working capital deficiency of $4,810,015 as of March 31, 2008.

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
 MARCH 31, 2008
(Unaudited)

Disclosures about Fair Value of Financial Instruments

The carrying amounts of the  Company's  financial  instruments, which include accounts receivable and  accounts  payable,  approximate fair value at March 31, 2008.

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

The company  adopted  SFAS 123(R) using the  modified  prospective  transition method,  which required the application of the accounting standard as of January 1, 2006. The company's Consolidated  Financial  Statements as of and for twelve months Ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the company's Consolidated Financial Statements  for the prior periods have not been restated to reflect,  and do not include the impact of SFAS 123 (R). Stock based compensation  expense recognized under SFAS 123(R) for the three  months  ended March 31, 2008 was $0.

Stock-based compensation  expense  recognized during the period is based on the value of the portion of share-based  payment awards that is ultimately  expected to vest during the period.

A summary of option  activity as of March 31, 2008, and changes during the periods then ended are presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 31, 2007	15,500,000	$0.0.21
Granted	20,000,000	0.007
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at March 31, 2008	35,500,000	$0.013
Exercisable	15,300,000	$0.015
Not exercisable	20,200,000	$0.012

Aggregate intrinsic value of options outstanding and options exercisable at March 31, 2008, was $0. Aggregate intrinsic value represents the difference between the company's  closing  stock price on the last  trading  day of the fiscal  period, which was $0.006  (post-reverse split) at March 31, 2008, and the exercise  price  multiplied by the number  of  options  outstanding.  As  of  March 31, 2008  total  unrecognized stock-based compensation expense related to non-vested stock options was $157,404. The total fair value of options vested was $0 for the three month periods ended March 31, 2008, and 2007.

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
 MARCH 31, 2008
(Unaudited)

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

Comprehensive Income

The Company has no items of other comprehensive income  (loss) for the three   months ended March 31, 2008.

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

4. ACCOUNTS RECEIVABLE

At March 31, 2008, accounts receivable consists of:

March 31, 2008
Accounts receivable from customers	$173,400
Allowance for doubtful accounts	(10,000)
Accounts receivable, net	$163,400

5.  LOAN RECEIVABLE

The balance of loan receivable consisted of a loan to Pasta Italiana, Inc. in the amount of $360,000 as of March 31, 2008.  These notes bear interest in the amount of 8% per annum.  These notes matured on August 24, 2006.  At March 31, 2008, the Company has reserved $75,000 of the loan receivable.  The Company stopped accruing interest income on this note at December 31, 2005. At March 31, 2008, interest receivable is $7,147.

6. PROPERTY AND EQUIPMENT

A summary of property and equipment at March 31, 2008, is as follows:

March 31, 2008
Computer equipment	$288,229
Furniture and fixtures	63,564
351,793
Less accumulated depreciation and amortization	(277,986)
Total	$73,807

Depreciation and amortization expense amounted to $10,016, and $14,898, respectively, for the three months ended March 31, 2008 and 2007.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
 MARCH 31, 2008
(Unaudited)

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2008:

March 31, 2008
Accounts payable and accrued expenses	$625,787

8. ACCRUED INTEREST

At March 31, 2008 the Company has the following accrued interest on its balance sheet:

	Gross	Discount	Net
Non-related parties	$347,404	$-	$347,44
Related parties	149,902	-	149,902
Total	$497,306	$-	$497,306

Accrued interest on some of the Company’s notes payable is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split) (note 9). There is a beneficial conversion feature embedded in this convertible accrued interest.  The Company is amortizing this beneficial conversion feature over the life of the related party notes payable.  During the three months ended March 31, 2008, and 2007 the amounts of $38,627 and  $35,385 were credited to additional paid-in capital as a discount on accrued interest.

9. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

At March 31, 2008, the Company has outstanding notes payable in the aggregate amount of $1,238,280.

During the three months ended March 31, 2008, the Company issued 43,200,000 warrants to purchase additional shares of common stock to two investors for consideration for extending the maturity date of some of the notes payable.  The value of the warrants in the amount of $254,240 was taken as a discount to the notes payable.  During the three months ended March 31, 2008, the warrants are amortized on a straight-line basis over the one year extension of the notes maturity date, as a result the amount of $21,187 was expensed.

Notes payable and notes payable to related parties at March 31, 2008, consist of the following:

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
 MARCH 31, 2008
(Unaudited)

March 31, 2008
Convertible note payable in the original amount of $350,000 to Alpha Capital Aktiengesselschaft (“Alpha Capital”), dated February 25, 2005. This note consists of $100,000 outstanding under a previous note payable which was cancelled on February 25, 2005, and $250,000 of new borrowings. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note is entered technical default status on May 16, 2005.   The note originally carried  interest at the rate of 8% per annum, and is due in full on February 24, 2007.  Upon default, the note’s interest rate increased to 15% per annum, and the note became immediately due. The note is convertible into common stock of the Company at a conversion price of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $250,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company  at a conversion price of $0.005 per share (post-reverse split). During the twelve months ended December 31, 2006 the note holder converted $5,000 into shares of common stock. During the twelve months ended December 31, 2006 the holder of the note converted $27,865 of accrued interest into common stock.   This note is in default at March 31, 2008. Interest in the amount of $12,902 and $12,760 was accrued on this note during the three months ended March 31, 2008, and 2007, respectively.
$345,000

Convertible note payable in the original amount of $100,000 to Joel Gold, a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006. The note is convertible by the holder into common stock of the Company at a conversion price of $0.005 per share (post-reverse split).  A beneficial conversion feature in the amount of $100,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share (post-reverse split) .  During the twelve months ended December 31, 2006, $75,000 of the principal amount was converted into common stock.  Interest in the amount of $499 and $493 was accrued on this note during the three months ended March 31, 2008, and 2007, respectively. This note is in default at March 31, 2008.
25,000

Convertible note payable in the amount of $85,000 to Briolette Investments, Ltd, dated March 11, 2004. The note bears interest at the rate of 8% per annum, and is due in Full on March 11, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature  in the amount of $85,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004 Accrued interest is convertible by the holder into common stock of the Company at a price of $0.005 per share (post-reverse split). During the twelve months ended December 31, 2005, the note holder converted $44,000 of the note payable into common stock. During the twelve months ended December 31, 2007, the Company made a $3,000 cash payment on the principal amount of the note. Interest in the amount of $758 and $749 was accrued on this note during the three months ended March 31, 2008, and 2007, respectively. This note is in default at March 31, 2008.
38,000

Convertible note payable in the amount of $80,000 to Brown Door, Inc., dated March 11, 2004. The note bears interest at the rate of 8% per annum, and was due in full on March 11, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $80,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share (post-reverse split)   Interest in the amount of $1,596 and $1,597 was accrued on this note during each of the three months ended March 31, 2008,  and 2007, respectively. This note is in default at March 31, 2008.
80,000

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
 MARCH 31, 2008
(Unaudited)

Convertible note payable in the amount of $50,000 to Whalehaven Capital Fund, Ltd. (“Whalehaven Capital”) dated February 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisites numbers of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note is in technical default as of May 16, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in Full on February 24, 2007. Upon default, the note’s interest rate increased to 15% per annum, and the note became due immediately. The note is convertible into common stock of the Company at a conversion of $0.005 per share (post-reverse split).  A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense during the three months ended March 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). During the twelve months ended December 31, 2006, $10,000 of principal and $589 of accrued interest into shares of common stock  Interest in the amount of $1,497 and $1,480 was accrued on this note during the three months ended March 31, 2008 and 2007, respectively.  This note is in default at March 31, 2008.
40,000

Convertible note payable in the amount of $50,000 to Oppenheimer & Co., / Custodian for Joel Gold IRA, a related party, dated March 14, 2004. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005.  Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $998 and $987 was  accrued on this note during each of the three months ended March 31, 2008, and 2007. This note is in default at March 31, 2008.
50,000

Convertible note payable in the original amount of $30,000 to Huo Hua dated May 9, 2005. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006.  The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share(post-reverse split)   During the twelve months ended December 31, 2006, the note holder converted $10,000 of principal into common stock. Interest in the amount of $399 and $395 was  accrued on this note during the three months ended March 31, 2008, and 2007. This note is in default at March 31, 2008.
20,000

Convertible note payable in the amount of $25,000 to Joel Gold a board member and related party, dated January 25, 2005. The note bears interest at the rate of 8% per annum, and is due in full on January 25, 2007.  The note is convertible into common stock of the Company  at a conversion of $0.025 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.025 per share. Interest in the amount of $499 and $493, was accrued on this note during the three months ended March 31, 2008,  and 2007. This note is in default at March 31, 2008.
25,000

Convertible note payable in the amount of $25,000 to The Jay & Kathleen Morren Trust  dated January 25, 2005. The note bears interest at the rate of 6% per annum, and is due in full on January 25, 2007.  The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split) Interest in the amount of $373 was accrued on this note during the three months ended March 31, 2008, and 2007. This note is in default at March 31, 2008.
25,000

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
 MARCH 31, 2008
(Unaudited)

Convertible note payable in the amount of $10,000 to Lauren M. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share (post-reverse split). Interest in the amount of $200 and $369, was accrued on this note during the three months ended March 31, 2008, and 2007.   This note is in default at March 31, 2008.
10,000

Convertible note payable in the amount of $10,000 to Richard D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share (post-reverse split) . Interest in the amount of $200 and $197 was accrued on this note during the three months ended March 31, 2008, and 2007.  This note is in default at March 31, 2008.
10,000

Convertible note payable in the amount of $10,000 to Christian D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of  8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share  (post-reverse split). Interest in the amount of $200 and $197 was accrued on this note during the three months ended March 31, 2008, and 2007.   This note is in default at March 31, 2008.
10,000

Convertible note payable in the amount of $10,000 to Andrew I. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share  (post-reverse split). Interest in the amount of $200 and $197 was accrued on this note during the three months ended March 31, 2008, and 2007.   This note is in default at March 31, 2008.
10,000

Convertible note payable in the amount of $8,000 to Adrian Neilan dated March 11, 2004. The note bears interest at the rate of 8% per annum, and is due in full on October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $8,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004.. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $159 and $157 was accrued on this note during the each of the three months ended March 31, 2008, and 2007. This note is in default at March 31, 2008.
8,000

Convertible note payable in the amount of $5,000 to Matthias Mueller dated March 11, 2004. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $5,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share  (post-reverse split). Interest in the amount of $100 and $99was accrued on this note during the each of the three months ended March 31, 2008, and 2007. This note is in default at March 31, 2008.
5,000

Convertible note payable in the amount of $120,000 to Alpha Capital dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note is in technical default as of November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $120,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $4,488 and $4,439 was accrued on this note during the three months ended March 31, 2008, and 2007.   This note is in default at March 31, 2008.
120,000

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
 MARCH 31, 2008
(Unaudited)

Convertible note payable in the amount of $30,000 to Whalehaven Capital dated August 25, 2005.  We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default as of November 13, 2006.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $1,122 and $1,109 was accrued on this note during the three months ended March 31, 2008 and 2007, respectively.  This note is in default at March 31, 2008.
30,000

Convertible note payable in the original amount of $25,000 to Asher Brand, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default as of November 13, 2006.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split) Interest in the amount of $860 and $851 was accrued on this note during the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2007, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock.   This note is in default at March 31, 2008.
23,000

Convertible note payable in the original amount of $25,000 to Momona Capital, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default at November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split.  Interest in the amount of $860 and $851 was accrued on this note during the three months ended March 31, 2008 and 2006. During the twelve months ended December 31, 2007, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock. This note is in default at March 31, 2008.
23,000

Convertible note payable in the amount of $10,000 to Lane Ventures dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default at November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $224 and $221 was accrued on this note during the  three months ended March 31, 2008 and 2007, respectively.   During the twelve months ended December 31, 2007, the holder of the note converted $4,000 of principal and $1,467 of accrued interest into common stock.  This note is in default at March 31, 2008.
6,000

Note payable in the amount of $120,000 to Alpha Capital, dated February 7, 2006. The originally carried interest at the rate of 15% per annum, and was originally due in full on February 7, 2007. The Company is not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable.  During the year ended December 31, 2007, the Company extended the due dates of the notes one month to October 31, 2007, at the same time the Company added a convertibility feature, allowing the note holders to convert the notes and accrued interest into common stock of the company at a rate of $0.005 per share.   During the three months ended March 31, 2008, the Company extended the note one year, to March 4, 2009. Interest in the amount of $5,983  and $5,917 was accrued on this note during the three months ended March 31, 2008 and 2007.
120,000

Note payable in the amount of $30,000 to Whalehaven Capital dated February 7, 2006. The note originally  carried interest at the rate of 15% per annum, and was due in full on February 7, 2007. The Company is not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable. During the year ended December 31, 2007, the Company extended the due dates of the notes one month to October 31, 2007, at the same time the Company added a convertibility feature, allowing the note holders to convert the notes and accrued interest into common stock of the company at a rate of $0.005 per share.  During the three months ended March 31, 2008, the Company extended the note one year, to March 4, 2009. Interest in the amount of $1,122 and $1,109 was accrued on this note   during the three months ended March 31, 2008 and 2007.
30,000

Note payable in the amount of $75,000 to Michael Ferrone, dated August 2, 2004. The note bears interest at the rate of 8% per annum, and was due in full on February 2, 2005. Interest in the amount of $1,497 and $1,513, was accrued on this note during the three months ended March 31, 2008 and 2007, respectively. This note is in default at March 31, 2008.	75,000

Note payable in the amount of $10,000 to Alpha Capital, dated May 19, 2006. The note bears interest at the rate of 15% per annum, and was due in full on November 19, 2006. During the year ended December 31, 2007, the Company extended the due dates of the notes one month to October 31, 2007, at the same time the Company added a convertibility feature, allowing the note holders to convert the notes and accrued interest into common stock of the company at a rate of $0.005 per share.  During the three months ended March 31, 2008, the Company extended the due date of the notes for one year to March 4, 2009. Interest in the amount of $499 and $493 was accrued on this note  during the three months ended March 31, 2008 and 2007.
10,000

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
 MARCH 31, 2008
(Unaudited)

Seventeen convertible notes payable in the amount of $4,500 each to Sam Klepfish, the Company’s Chief Executive Officer and a related party, dated the first of every month starting on November 1, 2006.  Pursuant to the Company’s employment agreement with Mr. Klepfish, the amount of $4,500 in salary is accrued each month to a note payable.  These notes bear interest at a rate of 8% per annum.  These notes and accrued interest are convertible into common stock as a rate of $0.005 per chare.  Interest in the aggregate amount of $1,392 and $347 was accrued on these notes during the three months ended March 31, 2008 and 2007.
76,500

Three convertible notes payable in the amount of $1,500 each to a consultant. These notes do not bear interest. The notes are convertible into shares of the Company common stock at a price of $0.005 per share.	4,500

Note payable in the original amount of $25,787 to Microsoft Corporation dated May 3, 2006. The note bears interest at the rate of 9.7% per annum, and is payable in 60 monthly payments of $557 beginning October 1, 2006. Negative interest in the amount of $499 was capitalized to this note during the three months ended March 31, 2008.	$19,280

$1,238,280
Less: discount to note payable	(233,053)
$1,005,227
Less: Current maturities	(990,936)
Long-term portion	$14,291

Total Non-related parties	$713,727
Total related parties	291,500
$1,005,227

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

Accounting for Conversion Options Embedded in Convertible Notes and Convertible Interest

The Company has certain convertible notes payable which contain embedded beneficial conversion features.  Through August 2005, the beneficial conversion features of these convertible notes were accounted for by the equity method, whereby the intrinsic value of the beneficial conversion features were considered discounts to the notes. These discounts were immediately amortized to interest expense. During September 2005, the number of shares of the Company’s common stock issued and issuable exceeded the number of shares of common stock the Company had authorized, and this triggered a change in the manner in which the Company accounts for these  beneficial conversion features.  In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), the debt features provision contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes.  Accordingly, the features qualified as embedded derivative instruments at September 30, 2005 and because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounting for separately from the debt instrument and recorded as derivative financial instruments.  In September 2005, the Company valued the  beneficial conversion features of its notes payable using the Black-Scholes valuation method, and arrived at an aggregate value of  $12,528,662.  Pursuant to Emerging Issues Task Force Issue  00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s  Own Stock” (“EITF 00-19”) “If a contract is reclassified from permanent  or temporary equity to an asset or a liability, the change in fair value of the contract during the period the contract was classified as equity should be accounted for as an adjustment to stockholders’ equity.”  Accordingly, during the year ended December 31, 2005, the Company charged the amount of $12,445,576 to stockholders’ equity.  $5,665,290 of this amount was charged to additional paid-in capital, which brought the balance of additional paid-in capital to $0. The remainder, or $6,780,286, was charged to accumulated deficit.  During subsequent periods,  the conversion option liability will be revalued, and any change in value charged to operations.  At March 31, 2008, the conversion option liability was valued at $1,324,053.  The revaluation resulted in a loss during the  three months ended March 31, 2008,  of $711,624.

The Company valued these embedded conversion options using the Black-Scholes option pricing model with the following assumptions:

	Risk Free	Expected	Expected
	Interest	Dividend	Option
	Rate	Yield	Life	Volatility
March 31, 2008	3.50%	-	10	213.70%

10.  RELATED PARTY TRANSACTIONS

The Company engaged in the following transactions with related parties:

Three months ended March 31, 2008:

The Company issued 3 convertible notes payable in the amount of  $4,500 each (a total of $13,500) for additional salary due to the Company’s Chief Executive Officer.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
 MARCH 31, 2008
(Unaudited)

Common Stock

During the three months ended March 31, 2008, the Company had the following transactions:

The Company recorded a discount to the accrued convertible interest on notes payable  in the amount of $38,627 during the three months ended March 31, 2008.  This amount was charged to additional paid-in capital during the three months ended March 31, 2008.

The company recorded a discount to the convertible notes payable  in the amount of $18,000 during the three months ended March 31, 2008.  This amount was charged to additional paid-in capital during the three months ended March 31, 2008.

Warrants

During the three months ended March 31, 2008, the Company issued 43,200,000 five-year warrants to investors to purchase additional shares of common stock at prices ranging from   $0.005 to $0.0115 per share. These warrants were issued for consideration for extending the maturity date of certain  convertible notes payable.
The following table summarizes the warrants outstanding at March 31, 2008 (post reverse-split):

Range of exercise prices	Number of shares outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding warrants	Number of shares exercisable
$0.0005	139,700,000	1.99	$0.005	139,700,000
$0.0110	18,500,000	3.49	$0.110	18,500,000
$0.0115	74,000,000	3.49	$0.115	74,000,000
	232,200,000	2.59		$232,200,000

Transaction involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants exercisable at December 31, 2007	189,000,000	$0.027

Granted	43,200,000	0.011
Exercised	-
Cancelled / Expired	-	-

Warrants exercisable at March 31, 2008	232,200,000	$0.024

Options

On December 31, 2007,  the Company issued 20,000,000 options to purchase additional shares of common stock at a price of $0.007 per share for services to be provided during the year ended December 31, 2008.  The options were granted 5,000,000 options to each of the Company’s  thee directors, and 5,000,000 to the Company’s president.  These shares vest on December 31, 2008.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
 MARCH 31, 2008
(Unaudited)

The following table summarizes the options outstanding at March 31, 2008:

			Weighted		Weighted
		Weighted	average		average
		Average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	Options	contractual	Outstanding	Options	exercisable
prices	outstanding	life (years)	Options	exercisable	options
$0.005	15,000,000	3.64	$0.005	15,000,000	$0.005
0.007	20,000,000	5.00	0.007	-	0.007
0.500	500,000	1.13	0.500	300,000	0.500

	35,00,000	4.37		15,300,000	$0.015

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 31, 2007	15,500,000	$0.021
Granted	20,000,000	0.007
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at March 31, 2008	35,500,000	$0.013
Exercisable	15,300,000	$0.015
Not exercisable	20,200,000	$0.012

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

The accounting guidance shows that the warrants and options which are a derivative liability should be revalued  each reporting period. The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants and options, as well as in the volatility of the stock price during the term used for observation and the term remaining for warrants and options.  During the three months ended March 31, 2008, the Company recognized a loss  of $364,267  for the increase in the fair value of the warrant liability and recorded this gain in operations during the three months ended March 31, 2008.  The fair value of these instruments was estimated at March 31, 2008, using the Black-Scholes option pricing model with the following assumptions: risk free interest rate: 3.50%; expected dividend yield: 0%; expected option life: 5 years; and volatility: 194.5%.

Insufficient Authorized but Unissued Shares of Common Stock

The Company has a potential obligation to issue 666,055,000 shares of common stock upon the conversion of convertible notes and accrued interest, warrants and penalty shares issuable at March 31, 2008.  The Company  had 171,787,638 shares of common stock outstanding at March 31, 2008 and  500,000,000 shares of common stock authorized at March 31, 2008.  The Company has exceeded its shares authorized by 337,842,638 at March 31, 2008.

11. PENALTY FOR LATE REGISTRATION OF SHARES

At March 31, 2008, the Company had a liability in the amount of $661,676 for the issuance of 110,280,000 shares of the Company’s common stock pursuant to a penalty calculation with regard to the late registration of shares underlying convertible  notes payable.  The Company reported a loss of $330,840 and  a  gain of $27,184 during the three months ended March 31, 2008 and 2007, respectively,  representing the change in the fair value of these shares during the period.

12. SUBSEQUENT EVENTS

Effective July 30, 2008, Mr. Ziakas resigned his position as our Chief Operating Officer and assumed the non-executive officer position of Vice President of Procurement.  Mr. Ziakas’ existing employment agreement has been terminated and he will continue working for us as an employee-at–will with an annual salary of $105,000.

Effective on July 30, 2008, Mr. Justin Wiernasz, age 42, was promoted to the position of President.  Mr. Wiernasz was the Executive Vice President of Marketing and Sales and Chief Marketing Officer of our operating subsidiary, Food Innovations, Inc. since May 2007 and the President of Food Innovations and our Chief Marketing Officer since December 2007.  Prior thereto, he was at U.S. Foodservice, our largest customer for 13 years. From 2005 to 2007 he was the Vice President of Sales & Marketing, U.S. Foodservice Boston, and prior thereto, from 2003 to 2005 he was a National Sales Trainer at U.S. Foodservice Charleston SC, from 1996 to 2003 he was the District Sales Manager at U.S. Foodservice, Western Massachusetts and from 1993 to 1996 he was Territory Manager, U.S. foodservice, Northampton, Easthampton & Amherst, MA. Prior to that from 1989 to 1993 he was the owner and operator J.J.’s food and spirit, a 110 seat restaurant. Mr. Wiernasz signed an employment agreement dated May 18, 2007 that expires on September 13, 2008 pursuant to which he is currently compensated at an annual rate of $120,000. The agreement also provides for the earning of a bonus of 10% of his salary, up to 50%, for each $100,000 of incremental profits we make over the previous year. On January 22, 2008, our Board approved the grant of an aggregate of 3 restricted million shares, which vest immediately, and 5 million in options exercisable for five years at an exercise price of $0.007 per share to Mr. Wiernasz, upon his appointment as President of Innovative Food Holdings, all of which vest on December 31, 2008, provided Mr. Wiernasz is then still an employee.

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

Background

The following discussion should be read in conjunction with the financial statements of the company and related notes included elsewhere in this Report and in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the three months ended March 31, 2008 and 2007. This discussion may contain forward looking-statements that involve risks and uncertainties. Our actual results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report and our other public filings.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenue

Revenue increased by $3,179 or less than 1%, to $1,603,378 for the three months ended March 31, 2008 from $1,600,199 from the prior year. Sales increases in  Seafoods, Meat and Game and Cheese were offset by sales decreases in Produce and Specialty lines.  Sales returns and allowances were $5,846 lower than in the comparable quarter in 2007.

Cost of goods sold

Cost of goods sold was $1,286,893 for the three months ended March 31, 2008, an increase of $141,671 or approximately 12% compared to cost of goods sold of $1,145,222 for the three months ended March 31, 2008. The increase in the cost of revenue was due to the introduction of our 3 day saver shipping program which increased our shipping costs . Gross profit margin for the three months ended March 31, 2008 was approximately 20%, compared to gross profit margin of approximately 28% for the three months ended March 31, 2007. The increase in the cost of goods sold was due to the introduction of our 3 day saver shipping program which increased our shipping costs

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $68,810, or approximately 17%, to $331,077 during the three months ended March 31, 2008 compared to $399,891 for the three months ended March 31, 2007. The decrease was as a result of lower  administrative costs  and as a result of  the recognition of  FedEx  legal and professional fees credits from prior periods. The primary components of selling, general, and administrative expenses for the three months ended March 31, 2008 were payroll and related costs of $198,385; consulting fees of $85,039; insurance costs of $25,824;  amortization and depreciation of $10,016; and travel and entertainment of $7,041.

Penalty for Late Registration of Shares

The Company has accrued a liability for failure to register certain shares issuable.  At March 31, 2008, there were a total of 110,280,000 shares (post-reverse split) issuable pursuant to this penalty. This penalty has been fully accrued, and no additional accrual was made during the three months ended March 31, 2008. The amount of $37,432 was accrued during the three months ended March 31, 2007.  During the three months ended March 31, 2008 and 2007, the Company also marked to market the value of these 110,280,000 shares. This resulted in a  loss of $330,840 and a gain of $27,184, respectively.

Change in Fair value of Warrant Liability

At  March 31, 2008, the Company had an accrued  liability of $1,199,159 representing the fair value of  the warrants issued with the convertible notes.  The Company recorded a loss of  $364,271 and a gain of $29,829  during the three months ended March 31, 2008 and 2007, respectively, representing the change in the fair value of these warrants.

Change in Fair value of the Conversion Option Liability

At March 31, 2008, the Company had an accrued liability of $1,324,053, representing the fair value of the beneficial conversion feature of convertible notes payable.  The Company recorded a loss of  $711,624 and $113,003 during the three months  ended March 31, 2008 and 2007, respectively, representing the change in the fair value of these options.

Interest (Income) expense, net

Interest expense, net of interest income, increased by $40,120, or approximately 53%, from $76,274 during the three months ended March 31, 2007 to $116,394 for the three months ended March 31, 2008. This increase was attributable primarily to the new issuances of convertible notes payable for services performed, and to the amortization of the discount associated with the beneficial conversion features of these  notes.

Net Loss

For the reasons stated above, net loss for the three months ended March 31, 2008 was $1,537,721, an increase of $1,423,111 or approximately 1,242% compared to a net loss of $114,610, during the three months ended March 31, 2007. It is important to  note that these losses are substantially the result of the application of various accounting rules as they apply to the Company, and that many of the charges made by the Company to value certain liabilities  have no impact on our cash flows.

Liquidity and Capital Resources

As of March 31, 2008, the Company had cash on hand of $29,540,  a decrease of $45,070 from December 31, 2007. During the three months ended March 31, 2008, cash used by operating activities was $43,497, consisting primarily of the net loss of $1,537,721 offset by depreciation and amortization of $10,016; amortization of the discount on notes payable and accrued interest of $77,714; change in fair value of warrant liability of $364,271; change in fair value of conversion option liability of $711,624;  loss from  marking to market shares issuable due to penalty on late registration of shares of $330,836; and changes in the components of working capital in the net amount of $237.  Cash used by financing activities was $1,573, consisting of   principal payments on notes payable.

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

The independent auditors report on our December 31, 2007 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

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

RISK FACTORS

The Company’s business and success is subject to numerous risk factors as detailed in its Annual Report on Form 10-KSB for the year ended December 31, 2007.

ITEM 4T - CONTROLS AND PROCEDURES

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

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3. Defaults Upon Senior Securities

We are in default of $978,000 of our outstanding notes payable. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

Effective July 30, 2008, Mr. Ziakas resigned his position as our Chief Operating Officer and assumed the non-executive officer position of Vice President of Procurement.  Mr. Ziakas’ existing employment agreement has been terminated and he will continue working for us as an employee-at–will with an annual salary of $105,000.

New Executive Officer in 2008

Effective on July 30, 2008, Mr. Justin Wiernasz, age 42, was promoted to the position of President.  Mr. Wiernasz was the Executive Vice President of Marketing and Sales and Chief Marketing Officer of our operating subsidiary, Food Innovations, Inc. since May 2007 and the President of Food Innovations and our Chief Marketing Officer since December 2007.  Prior thereto, he was at U.S. Foodservice, our largest customer for 13 years. From 2005 to 2007 he was the Vice President of Sales & Marketing, U.S. Foodservice Boston, and prior thereto, from 2003 to 2005 he was a National Sales Trainer at U.S. Foodservice Charleston SC, from 1996 to 2003 he was the District Sales Manager at U.S. Foodservice, Western Massachusetts and from 1993 to 1996 he was Territory Manager, U.S. foodservice, Northampton, Easthampton & Amherst, MA. Prior to that from 1989 to 1993 he was the owner and operator J.J.’s food and spirit, a 110 seat restaurant. Mr. Wiernasz signed an employment agreement dated May 18, 2007 that expires on September 13, 2008 pursuant to which he is currently compensated at an annual rate of $120,000. The agreement also provides for the earning of a bonus of 10% of his salary, up to 50%, for each $100,000 of incremental profits we make over the previous year. On January 22, 2008, our Board approved the grant of an aggregate of 3 restricted million shares and 5 million in options exercisable for five years at an exercise price of $0.007 per share to Mr. Wiernasz, upon his appointment as President of Innovative Food Holdings, all of which vest on December 31, 2008, provided Mr. Wiernasz is then still an employee.

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