Form 10-Q
period 2008-06-30
INNOVATIVE FOOD HOLDINGS INC
filed 2008-08-14
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

❒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended June 30, 2008

❒  Transition report pursuant to Section 13 or 15(d) of the Exchange
Act for the transition period from _________ to _________.

Commission File Number: 0-9376

INNOVATIVE FOOD HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Florida (State of or Other Jurisdiction of Incorporation or Organization)	20-1167761 (IRS Employer I.D. No.)

1923 Trade Center Way
Naples, Florida 34109
(Address of Principal Executive Offices)

(239) 596-0204
(Registrant's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☑  NO ❒

Indicate by check mark whether the registrant is a shell company (as defined in Regulation 12b-2 of the Exchange Act):

YES ❒  NO ☑

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date:

181,787,638 Common Shares (post-reverse split) outstanding as of August 5, 2008

Transitional Small Business Disclosure Format:

YES ❒    NO ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

(Check One):

Large Accelerated filer ❒	Accelerated filer ❒

Non-accelerated filer ❒ (Do not check if a smaller reporting company)	Smaller reporting company ☑

INNOVATIVE FOOD HOLDINGS, INC.

Innovative Food Holdings, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
ASSETS	2008	2007
Current assets	(UNAUDITED)

Cash and cash equivalents	$28,461	$74,610
Accounts receivable, net.	141,823	243,148
Interest receivable	7,147	7,147
Loan receivable, net	285,000	285,000
Prepaid expenses	1,600	7,030

Total current assets	464,031	616,935

Property and equipment, net	67,805	83,823

Total assets	$531,836	$700,758

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities

Accounts payable and accrued liabilities	$721,736	$765,614
Accrued interest, net	378,767	316,058
Accrued interest - related parties, net	157,440	142,621
Notes payable , current portion, net of discount	767,618	927,870
Notes payable - related parties, current portion, net of discount	305,000	278,000
Warrant liability	1,595,299	580,648
Conversion option liability	1,793,899	612,429
Penalty for late registration of shares	882,236	330,840
Total current liabilities	6,601,995	3,954,080

Note payable	13,470	16,083
Total liabilities	6,615,465	3,970,163

Stockholder's deficiency
Common stock, $0.0001 par value; 500,000,000 shares authorized
181,787,638 shares issued 171,787,638 outstanding at June 30, 2008 and December 31, 2007	18,179	18,179
Additional paid-in capital	841,890	737,462
Accumulated deficit	(6,943,698)	(4,025,046)
Total stockholder's deficiency	(6,083,629)	(3,269,405)

Total liabilities and (deficiency in) stockholders' equity	$531,836	$700,758

See notes to consolidated financial statements.

Innovative Food Holdings, Inc.
Consolidated Statements of Operations
(UNAUDITED)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30	June 30	June 30	June 30
	2008	2007	2008	2007
Revenue	$1,681,854	$1,704,209	$3,285,232	$3,304,408

Cost of goods sold	1,292,741	1,260,890	2,579,634	2,406,112
Gross margin	389,113	443,319	705,598	898,296

Selling, general and administrative expenses	534,271	427,873	865,348	827,764
Total operating expenses	534,271	427,873	865,348	827,764

Operating income (loss)	(145,158)	15,446	(159,750)	70,532

Other (income) expense:
Interest (income) expense	149,231	81,859	265,625	158,133
Cost of penalty for late registration of shares	-	14,280	-	51,712
Change in fair value of warrant liability	396,136	2,076	760,407	(27,753)
Change in fair value of conversion option liability	469,846	(20,259)	1,181,470	92,744
(Gain) loss from marking to market - registration penalty	220,560	(11,280)	551,400	(38,464)
Total other (income) expense	1,235,773	66,676	2,758,902	236,372

Loss before income taxes	(1,380,931)	(51,230)	(2,918,652)	(165,840)

Income tax expense	-	-	-	-

Net loss	$(1,380,931)	$(51,230)	$(2,918,652)	$(165,840)

Net loss per share - basic (post reverse-splits)	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average shares outstanding - basic (post reverse-splits)	171,787,638	148,666,209	171,787,638	148,595,605

See notes to consolidated financial statements.

Innovative Food Holdings, Inc.
Consolidated Statements of Cash Flows
(UNAUDITED)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30	June 30
	2008	2007
Cash flows from operating activities:
Net loss	$(2,918,652)	$(165,840)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	20,397	29,967
Stock issued as bonuses to employee and board members	-	8,125
Amortization of discount on notes payable and interest on notes payable	189,175	27,000
Cost of penalty due to late registration of shares	-	51,712
Change in fair value of warrant liability	760,411	(27,753)
Change in fair value of conversion option liability	1,181,470	92,744
(Gain) loss from marking to market-penalty	551,396	(38,464)
Changes in assets and liabilities:
Accounts receivable, net	101,325	125,190
Prepaids	-	(2,730)
Accounts payable and accrued expenses	75,080	(164,909)
Net cash used in operating activities	(39,398)	(64,958)

Cash flows from investing activities:
Acquisition of property and equipment	(4,379)	(13,138)
Net cash used in investing activities	(4,379)	(13,138)

Cash flows from financing activities:
Principal payments on debt	(2,372)	(3,348)
Net cash used in financing activities	(2,372)	(3,348)

Decrease in cash and cash equivalents	(46,149)	(81,444)

Cash and cash equivalents at beginning of period	74,610	118,518

Cash and cash equivalents at end of period	$28,461	$37,074

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-

Taxes	$-	$-

Revaluation of conversion option liability	$1,181,470	$92,744

Revaluation of warrant liability	$760,411	$(27,753)

Cost of penalty for late registration of shares	$-	$51,712

Revaluation of penalty for late registration of shares	$551,396	$(38,464)

Cancellation of shares of common stock	$-	$557

Issuance of warrants for the extension of notes payable	$254,240	$-

Common stock issued to employees as bonus	$-	$8,125

Common stock issued for conversion of accrued interest	$-	$4,000

See notes to consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2008
(Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited consolidated financial statements of Innovative Food Holdings, Inc., and its wholly owned subsidiaries, Food Innovations, Inc. (“FII”) and Food New Media Group, Inc. (“FNM”) (collectively, the “Company, or “IVFH”),  have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.   FNM was recently formed on November 27, 2007. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial statement presentation. U.S. accounting principles also contemplate continuation of the Company as a going concern.

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

Interim Financial Information

The accompanying unaudited interim consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in form 10-KSB for the year ended December 31, 2007. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations to be expected for the full year.

Reclassification

Certain reclassifications have been made to conform prior periods' data to the current presentation. These reclassifications had no effect on reported income.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $1,380,931 and $2,918,652 for the three and six months ended June 30, 2008.  The Company also  had an accumulated deficit of $6,943,698 and a working capital deficiency of $6,137,964 as of June 30, 2008.

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

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue as a going concern. Management intends to raise financing through the sale of its stock or debt instruments in private placements to individual investors. Management may raise funds in the public markets, though there currently are no plans to do so. Management believes that with this financing, the Company will be able to generate additional revenues that will allow the Company to continue as a going concern. The company expects this to be accomplished by hiring additional personnel and focusing sales and marketing efforts on the distribution of product through key marketing channels currently being developed by the Company. The Company also intends to pursue the acquisition of certain strategic industry partners where appropriate.

Revenue Recognition

The Company recognizes revenue upon shipment of the product from the vendor.  Shipping and handling costs incurred by the Company are included in cost of goods sold.

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting  Bulletin ("SAB") No. 104,  "Revenue  Recognition,"  which superseded SAB No. 101, "Revenue  Recognition in Financial  Statements." SAB No. 104 requires that four basic criteria must be met before revenue can be recognized:  (1) persuasive  evidence of an arrangement exists; (2) delivery has occurred;   (3)  the  selling   price  is  fixed  and   determinable;   and  (4) collectibility is reasonably assured.  Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.  SAB No. 104 incorporates Emerging Issues Task Force ("EITF") No. 00-21,  "Multiple-Deliverable Revenue Arrangements."  EITF No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The effect of implementing EITF No. 00-21 on the Company's consolidated financial position and results of operations was not significant. This issue requires determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.  EITF No.  00-21 became effective for revenue arrangements entered into in periods beginning after September 15, 2003.  For revenue arrangements occurring on or after August 1, 2003, the Company revised its revenue recognition.

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

Disclosures about Fair Value of Financial Instruments

The carrying amounts of the  Company's  financial  instruments, which include accounts receivable and  accounts  payable,  approximate fair value at June 30, 2008.

Inventories

The Company does not currently maintain any material amount of inventory.

Stock-Based Compensation

On January 1, 2006 the company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123 (R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values. SFAS 123 (R) supersedes the company's previous accounting under Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees" for the periods beginning in fiscal 2006.

The company  adopted  SFAS 123(R) using the  modified  prospective  transition method,  which required the application of the accounting standard as of January 1, 2006. The company's Consolidated  Financial  Statements as of and for the twelve months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the company's Consolidated Financial Statements  for the prior periods have not been restated to reflect,  and do not include, the impact of SFAS 123 (R). Stock based compensation  expense recognized under SFAS 123(R) for the three and  months  ended June 30, 2008 was $0.

Stock-based compensation  expense  recognized during the period is based on the value of the portion of share-based  payment awards that is ultimately  expected to vest during the period.

A summary of option  activity as of June 30, 2008, and changes during the periods then ended are presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 31, 2007	15,500,000	$0.0.21
Granted	20,000,000	0.007
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at March 31, 2008	35,500,000	$0.013
Exercisable	15,300,000	$0.015
Not exercisable	20,200,000	$0.012

Granted	-	-
Exercised	-	-
Cancelled/ Expired	-	-

Options outstanding at June 30, 2008	35,500,000	$0.013
Exercisable	15,400,000	$0.018
Not Exercisable	20,100,000	$0.009

Aggregate intrinsic value of options outstanding and options exercisable at June 30, 2008, was $0. Aggregate intrinsic value represents the difference between the company's  closing  stock price on the last  trading  day of the fiscal  period, which was $0.008  (post-reverse split) at June 30, 2008, and the exercise  price  multiplied by the number  of  options  outstanding.  As  of  June 30, 2008  total  unrecognized stock-based compensation expense related to non-vested stock options was $157,404. The total fair value of options vested was $0 for the three and six  month periods ended June 30, 2008, and 2007.

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

Comprehensive Income

The Company has no items of other comprehensive income  (loss) for the three and six  months ended June 30, 2008.

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

4. ACCOUNTS RECEIVABLE

At June 30, 2008 and December 31, 2007, accounts receivable consists of:

	June 30, 2008	December 31, 2007
Accounts receivable from customers	$151,823	$253,148
Allowance for doubtful accounts	(10,000)	(10,000)
Accounts receivable, net	$141,823	$243,148

5.  LOAN RECEIVABLE

The balance of loan receivable consisted of  loans to Pasta Italiana, Inc. in the aggregate amount of $360,000 as of June 30, 2008.  These notes bear interest in the amount of 8% per annum.  These notes matured on August 24, 2006.  At June 30, 2008, the Company has reserved $75,000 of the loan receivable.  The Company stopped accruing interest income on this note at December 31, 2005. At June 30, 2008, interest receivable is $7,147.

6. PROPERTY AND EQUIPMENT

A summary of property and equipment at June 30, 2008, is as follows:

	June 30, 2008	December 31, 2007
Computer equipment	$292,608	$288,229
Furniture and fixtures	63,564	63,564
	356,172	351,793
Less accumulated depreciation and amortization	(288,367)	(267,970)
Total	$67,805	$83,823

Depreciation and amortization expense amounted to $20,397, and $29,967, respectively, for the six months ended June 30, 2008 and 2007.

7. ACCRUED INTEREST

At June 30, 2008 the Company has the following accrued interest on its balance sheet:

	Gross	Discount	Net
Non-related parties	$378,767	$-	$378,767
Related parties	157,440	-	157,440
Total	$536,207	$-	$536,207

Accrued interest on some of the Company’s notes payable is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split) (note 9). There is a beneficial conversion feature embedded in this convertible accrued interest.  The Company is amortizing this beneficial conversion feature over the life of the related party notes payable.  During the six months ended June 30, 2008, and 2007 the amounts of $68,428 and  $66,709 were credited to additional paid-in capital as a discount on accrued interest.

8. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

At June 30, 2008, the Company has outstanding notes payable in the aggregate amount of $1,086,088 including amounts of non-current of $13,470.

During the six months ended June 30, 2008, the Company issued 43,200,000 warrants to purchase additional shares of common stock to two investors for consideration for extending the maturity date of some of the notes payable.  The value of the warrants in the amount of $254,240 was taken as a discount to the notes payable.  During the six months ended June 30, 2008, the warrants are amortized on a straight-line basis over the one year extension of the notes maturity date, as a result the amount of $84,747 was expensed.

Notes payable and notes payable to related parties at June 30, 2008, consist of the following:

June 30, 2008	December 31, 2007
Convertible note payable in the original amount of $350,000 to Alpha Capital Aktiengesselschaft (“Alpha Capital”), dated February 25, 2005. This note consists of $100,000 outstanding under a previous note payable which was cancelled on February 25, 2005, and $250,000 of new borrowings. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note is entered technical default status on May 16, 2005.   The note originally carried  interest at the rate of 8% per annum, and is due in full on February 24, 2007.  Upon default, the note’s interest rate increased to 15% per annum, and the note became immediately due. The note is convertible into common stock of the Company at a conversion price of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $250,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company  at a conversion price of $0.005 per share (post-reverse split). During the twelve months ended December 31, 2006 the note holder converted $5,000 into shares of common stock. During the twelve months ended December 31, 2006 the holder of the note converted $27,865 of accrued interest into common stock.   This note is in default at June 30, 2008. Interest in the amount of $12,901 was accrued on this note during the three months ended June 30, 2008, and 2007, respectively.
$345,000	$345,000

Convertible note payable in the original amount of $100,000 to Joel Gold, a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006. The note is convertible by the holder into common stock of the Company at a conversion price of $0.005 per share (post-reverse split).  A beneficial conversion feature in the amount of $100,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share (post-reverse split) .  During the twelve months ended December 31, 2006, $75,000 of the principal amount was converted into common stock.  Interest in the amount of $498 was accrued on this note during the three months ended June 30, 2008, and 2007, respectively. This note is in default at June 30, 2008.
25,000	25,000

Convertible note payable in the amount of $85,000 to Briolette Investments, Ltd, dated March 11, 2004. The note bears interest at the rate of 8% per annum, and is due in Full on March 11, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature  in the amount of $85,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004 Accrued interest is convertible by the holder into common stock of the Company at a price of $0.005 per share (post-reverse split). During the twelve months ended December 31, 2005, the note holder converted $44,000 of the note payable into common stock. During the twelve months ended December 31, 2007, the Company made a $3,000 cash payment on the principal amount of the note. Interest in the amount of $774 was accrued on this note during the three months ended June 30, 2008, and 2007, respectively. This note is in default at June 30, 2008.
38,000	38,000

Convertible note payable in the amount of $80,000 to Brown Door, Inc., dated March 11, 2004. The note bears interest at the rate of 8% per annum, and was due in full on March 11, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $80,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share (post-reverse split)   Interest in the amount of $1,596 was accrued on this note during each of the three months ended June 30, 2008,  and 2007, respectively. This note is in default at June 30, 2008.
80,000	80,000

Convertible note payable in the amount of $50,000 to Whalehaven Capital Fund, Ltd. (“Whalehaven Capital”) dated February 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisites numbers of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note is in technical default as of May 16, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in Full on February 24, 2007. Upon default, the note’s interest rate increased to 15% per annum, and the note became due immediately. The note is convertible into common stock of the Company at a conversion of $0.005 per share (post-reverse split).  A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense during the three months ended March 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). During the twelve months ended December 31, 2006, $10,000 of principal and $589 of accrued interest into shares of common stock.  Interest in the amount of $1,496 was accrued on this note during the three months ended June 30, 2008 and 2007, respectively.  This note is in default at June 30, 2008.
40,000	40,000

Convertible note payable in the amount of $50,000 to Oppenheimer & Co., / Custodian for Joel Gold IRA, a related party, dated March 14, 2004. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005.  Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $998 was  accrued on this note during each of the three months ended June 30, 2008, and 2007. This note is in default at June 30, 2008.
50,000	50,000

Convertible note payable in the original amount of $30,000 to Huo Hua dated May 9, 2005. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006.  The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share(post-reverse split)   During the twelve months ended December 31, 2006, the note holder converted $10,000 of principal into common stock. Interest in the amount of $400 was  accrued on this note during the three months ended June 30, 2008, and 2007. This note is in default at June 30, 2008.
20,000	20,000

Convertible note payable in the amount of $25,000 to Joel Gold a board member and related party, dated January 25, 2005. The note bears interest at the rate of 8% per annum, and is due in full on January 25, 2007.  The note is convertible into common stock of the Company  at a conversion of $0.025 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.025 per share. Interest in the amount of $498, was accrued on this note during the three months ended June 30, 2008,  and 2007. This note is in default at June 30, 2008.
25,000	25,000

Convertible note payable in the amount of $25,000 to The Jay & Kathleen Morren Trust  dated January 25, 2005. The note bears interest at the rate of 6% per annum, and is due in full on January 25, 2007.  The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split) Interest in the amount of $373 was accrued on this note during the three months ended June 30, 2008, and 2007. This note is in default at June 30, 2008.
25,000	25,000

Convertible note payable in the amount of $10,000 to Lauren M. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share (post-reverse split). Interest in the amount of $200, was accrued on this note during the three months ended June 30, 2008, and 2007.   This note is in default at June 30, 2008.
10,000	10,000

Convertible note payable in the amount of $10,000 to Richard D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share (post-reverse split) . Interest in the amount of $200 was accrued on this note during the three months ended June 30, 2008, and 2007.  This note is in default at June 30, 2008.
10,000	10,000

Convertible note payable in the amount of $10,000 to Christian D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of  8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share  (post-reverse split). Interest in the amount of $200 was accrued on this note during the three months ended June 30, 2008, and 2007.   This note is in default at June 30, 2008.
10,000	10,000

Convertible note payable in the amount of $10,000 to Andrew I. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share  (post-reverse split). Interest in the amount of $200 was accrued on this note during the three months ended June 30, 2008, and 2007.   This note is in default at June 30, 2008.
10,000	10,000

Convertible note payable in the amount of $8,000 to Adrian Neilan dated March 11, 2004. The note bears interest at the rate of 8% per annum, and is due in full on October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $8,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004.. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $160 was accrued on this note during the each of the three months ended June 30, 2008, and 2007. This note is in default at June 30, 2008.
8,000	8,000

Convertible note payable in the amount of $5,000 to Matthias Mueller dated March 11, 2004. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $5,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share  (post-reverse split). Interest in the amount of $100 was accrued on this note during the each of the three months ended June 30, 2008, and 2007. This note is in default at June 30, 2008.
5,000	5,000

Convertible note payable in the amount of $120,000 to Alpha Capital dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note is in technical default as of November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $120,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $4,487 was accrued on this note during the three months ended June 30, 2008, and 2007.   This note is in default at June 30, 2008.
120,000	120,000

Convertible note payable in the amount of $30,000 to Whalehaven Capital dated August 25, 2005.  We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default as of November 13, 2006.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $1,122 was accrued on this note during the three months ended June 30, 2008 and 2007, respectively.  This note is in default at June 30, 2008.
30,000	30,000

Convertible note payable in the original amount of $25,000 to Asher Brand, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default as of November 13, 2006.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split) Interest in the amount of $861 was accrued on this note during the three months ended June 30, 2008 and 2007, respectively. During the three months ended March 31, 2007, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock.   This note is in default at June 30, 2008.
23,000	23,000

Convertible note payable in the original amount of $25,000 to Momona Capital, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default at November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split.  Interest in the amount of $861 was accrued on this note during the three months ended June 30, 2008 and 2006. During the twelve months ended December 31, 2007, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock. This note is in default at June 30, 2008.
23,000	23,000

Convertible note payable in the amount of $10,000 to Lane Ventures dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default at November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split). Interest in the amount of $224 was accrued on this note during the  three months ended June 30, 2008 and 2007, respectively.   During the twelve months ended December 31, 2007, the holder of the note converted $4,000 of principal and $1,467 of accrued interest into common stock.  This note is in default at June 30, 2008.
6,000	6,000

Note payable in the amount of $120,000 to Alpha Capital, dated February 7, 2006. The originally carried interest at the rate of 15% per annum, and was originally due in full on February 7, 2007. The Company is not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable.  During the year ended December 31, 2007, the Company extended the due dates of the notes one month to October 31, 2007, at the same time the Company added a convertibility feature, allowing the note holders to convert the notes and accrued interest into common stock of the company at a rate of $0.005 per share.   During the three months ended March 31, 2008, the Company extended the note one year, to March 4, 2009. Interest in the amount of $5,984 was accrued on this note during the three months ended June 30, 2008 and 2007.
120,000	120,000

Note payable in the amount of $30,000 to Whalehaven Capital dated February 7, 2006. The note originally  carried interest at the rate of 15% per annum, and was due in full on February 7, 2007. The Company is not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable. During the year ended December 31, 2007, the Company extended the due dates of the notes one month to October 31, 2007, at the same time the Company added a convertibility feature, allowing the note holders to convert the notes and accrued interest into common stock of the company at a rate of $0.005 per share.  During the three months ended March 31, 2008, the Company extended the note one year, to March 4, 2009. Interest in the amount of $1,496 was accrued on this note during the three months ended June 30, 2008 and 2007.
30,000	30,000

Note payable in the amount of $75,000 to Michael Ferrone, dated August 2, 2004. The note bears interest at the rate of 8% per annum, and was due in full on February 2, 2005. Interest in the amount of $1,497 and $1,513, was accrued on this note during the three months ended June 30, 2008 and 2007, respectively. This note is in default at June 30, 2008.	75,000	75,000

Note payable in the amount of $10,000 to Alpha Capital, dated May 19, 2006. The note bears interest at the rate of 15% per annum, and was due in full on November 19, 2006. During the year ended December 31, 2007, the Company extended the due dates of the notes one month to October 31, 2007, at the same time the Company added a convertibility feature, allowing the note holders to convert the notes and accrued interest into common stock of the company at a rate of $0.005 per share.  During the three months ended March 31, 2008, the Company extended the due date of the notes for one year to March 4, 2009. Interest in the amount of  $498 was accrued on this note  during the three months ended June 30, 2008 and 2007.
	10,000	10,000

Twenty convertible notes payable in the amount of $4,500 each to Sam Klepfish, the Company’s Chief Executive Officer and a related party, dated the first of every month starting on November 1, 2006.  Pursuant to the Company’s employment agreement with Mr. Klepfish, the amount of $4,500 in salary is accrued each month to a note payable.  These notes bear interest at a rate of 8% per annum.  These notes and accrued interest are convertible into common stock as a rate of $0.005 per share.  Interest in the aggregate amount of $1,652 and $611 was accrued on these notes during the three months ended June 30, 2008 and 2007.
	90,000	63,000

Six convertible notes payable in the amount of $1,500 each to a consultant. These notes do not bear interest. The notes are convertible into shares of the Company common stock at a price of $0.005 per share.	9,000	-

Note payable in the original amount of $25,787 to Microsoft Corporation dated May 3, 2006. The note bears interest at the rate of 9.7% per annum, and is payable in 60 monthly payments of $557 beginning October 1, 2006. Payment of principal and interest were made on theses notes in the amount of $1,202 and $470 during the three months ended June 30, 2008 and $2,375 and $969 during the six months ended June 30, 2008.	18,581	20,953

	$1,255,581	$1,221,953
Less: discount to note payable	(169,493)	-
	$1,086,088	$1,221,953
Less: Current maturities	(1,072,618)	(1,205,870)
Long-term portion	$13,470	$16,083

Total Non-related parties	$781,088	$943,953
Total related parties	305,000	278,000
	$1,086,088	$1,221,953

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

Accounting for Conversion Options Embedded in Convertible Notes and Convertible Interest

The Company has certain convertible notes payable which contain embedded beneficial conversion features.  Through August 2005, the beneficial conversion features of these convertible notes were accounted for by the equity method, whereby the intrinsic value of the beneficial conversion features were considered discounts to the notes. These discounts were immediately amortized to interest expense. During September 2005, the number of shares of the Company’s common stock issued and issuable exceeded the number of shares of common stock the Company had authorized, and this triggered a change in the manner in which the Company accounts for these  beneficial conversion features.  In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), the debt features provision contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes.  Accordingly, the features qualified as embedded derivative instruments at September 30, 2005 and because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounting for separately from the debt instrument and recorded as derivative financial instruments.  In September 2005, the Company valued the  beneficial conversion features of its notes payable using the Black-Scholes valuation method, and arrived at an aggregate value of  $12,528,662.  Pursuant to Emerging Issues Task Force Issue  00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s  Own Stock” (“EITF 00-19”) “If a contract is reclassified from permanent  or temporary equity to an asset or a liability, the change in fair value of the contract during the period the contract was classified as equity should be accounted for as an adjustment to stockholders’ equity.”  Accordingly, during the year ended December 31, 2005, the Company charged the amount of $12,445,576 to stockholders’ equity.  $5,665,290 of this amount was charged to additional paid-in capital, which brought the balance of additional paid-in capital to $0. The remainder, or $6,780,286, was charged to accumulated deficit.  During subsequent periods,  the conversion option liability will be revalued, and any change in value charged to operations.  At June 30, 2008, the conversion option liability was valued at $1,793,899.  The revaluation resulted in a loss during the  three and six months ended June 30, 2008,  of $220,560 and $551,400.

The Company valued these embedded conversion options using the Black-Scholes option pricing model with the following assumptions:

	Risk Free	Expected	Expected
	Interest	Dividend	Option
	Rate	Yield	Life	Volatility
March 31, 2008	3.50%	-	10	213.70%

9.  RELATED PARTY TRANSACTIONS

The Company engaged in the following transactions with related parties:

Three months ended June 30, 2008:

The Company issued three convertible notes payable in the amount of  $4,500 each (a total of $13,500) for additional salary due to the Company’s Chief Executive Officer.

Common Stock

During the three months ended June 30, 2008, the Company had the following transactions:

The Company recorded a discount to the accrued convertible interest on notes payable  in the amount of $29,801 during the three months ended June 30, 2008.  This amount was credited to additional paid-in capital during the three months ended June 30, 2008.

The company recorded a discount to the convertible notes payable  in the amount of $18,000 during the three months ended June 30, 2008.  This amount was credited to additional paid-in capital during the three months ended June 30, 2008.

Warrants

The following table summarizes the warrants outstanding at June 30, 2008 (post reverse-split):

Range of exercise prices	Number of shares outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding warrants	Number of shares exercisable
$0.0005	139,700,000	1.78	$0.005	139,700,000
$0.0110	18,500,000	3.24	$0.110	18,500,000
$0.0115	74,000,000	3.24	$0.115	74,000,000
	232,200,000	2.36		$232,200,000

Transaction involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants exercisable at December 31, 2007	189,000,000	$0.027

Granted	43,200,000	0.011
Exercised	-
Cancelled / Expired	-	-

Warrants exercisable at March 31, 2008	232,200,000	$0.024

Granted	-	-
Exercised	-	-
Cancelled/exercised	-	-

Warrants exercisable at June 30, 2008	232,200,000	$0.024

Options

On December 31, 2007,  the Company issued 20,000,000 options to purchase additional shares of common stock at a price of $0.007 per share for services to be provided during the year ended December 31, 2008.  5,000,000 options  were granted to each of the Company’s  three directors, and 5,000,000 to the Company’s president.  These shares vest on December 31, 2008.

The following table summarizes the options outstanding at June 30, 2008:

			Weighted		Weighted
		Weighted	average		average
		Average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	Options	contractual	Outstanding	Options	exercisable
prices	outstanding	life (years)	Options	exercisable	options
$0.005	15,000,000	3.39	$0.005	15,000,000	$0.005
0.007	20,000,000	4.75	0.007	-	0.007
0.500	500,000	0.88	0.500	400,000	0.500

	35,500,000	4.12		15,400,000	$0.018

		Weighted
		Average
	Number of	Exercise
	Options	Price
Options outstanding at December 31, 2007	15,500,000	$0.0.21
Granted	20,000,000	0.007
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at March 31, 2008	35,500,000	$0.013
Exercisable	15,300,000	$0.015
Not exercisable	20,200,000	$0.012

Granted	-	-
Exercised	-	-
Cancelled/ Expired	-	-

Options outstanding at June 30, 2008	35,500,000	$0.013
Exercisable	15,400,000	$0.018
Not Exercisable	20,100,000	$0.009

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

The accounting guidance shows that the warrants and options which are a derivative liability should be revalued  each reporting period. The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants and options, as well as in the volatility of the stock price during the term used for observation and the term remaining for warrants and options.  During the three and six  months ended June 30, 2008, the Company recognized a loss  of $396,844 and $761,115, respectively, for the increase in the fair value of the warrant liability and recorded this gain in operations during the three and six months ended June 30, 2008.  The fair value of these instruments was estimated at June 30, 2008, using the Black-Scholes option pricing model with the following assumptions: risk free interest rate: 3.50%; expected dividend yield: 0%; expected option life: 5 years; and volatility: 206.67%.

Insufficient Authorized but Unissued Shares of Common Stock

The Company has a potential obligation to issue 704,865,040 shares of common stock upon the conversion of convertible notes and accrued interest, warrants and penalty shares issuable at June 30, 2008.  The Company  had 171,787,638 shares of common stock outstanding at June 30, 2008 and  500,000,000 shares of common stock authorized at June 30, 2008.  The Company has potentially exceeded its shares authorized by 376,652,678 at June 30, 2008.

10. PENALTY FOR LATE REGISTRATION OF SHARES

At June 30, 2008, the Company had a liability in the amount of $882,236 for the issuance of 110,280,000 shares of the Company’s common stock pursuant to a penalty calculation with regard to the late registration of shares underlying convertible  notes payable.  The Company reported a loss of $220,560 and $551,400 and  a  gain of $11,280 and $38,464 during the three and six months ended June 30, 2008 and 2007, respectively,  representing the change in the fair value of these shares during the period.

11. SUBSEQUENT EVENTS

Effective July 30, 2008, Mr. Ziakas resigned his position as our Chief Operating Officer and assumed the non-executive officer position of Vice President of Procurement.  Mr. Ziakas’ existing employment agreement has been terminated and he will continue working for us as an employee-at–will with an annual salary of $105,000.

Effective on July 30, 2008, Mr. Justin Wiernasz, age 42, was promoted to the position of President.  Mr. Wiernasz was the Executive Vice President of Marketing and Sales and Chief Marketing Officer of our operating subsidiary, Food Innovations, Inc. since May 2007 and the President of Food Innovations and our Chief Marketing Officer since December 2007.  Prior thereto, he was at U.S. Foodservice, our largest customer, for 13 years. From 2005 to 2007 he was the Vice President of Sales & Marketing, U.S. Foodservice Boston, and prior thereto, from 2003 to 2005 he was a National Sales Trainer at U.S. Foodservice Charleston SC, from 1996 to 2003 he was the District Sales Manager at U.S. Foodservice, Western Massachusetts and from 1993 to 1996 he was Territory Manager, U.S. Foodservice, Northampton, Easthampton & Amherst, MA. Prior to that from 1989 to 1993 he was the owner and operator J.J.’s food and spirit, a 110 seat restaurant. Mr. Wiernasz signed an employment agreement dated May 18, 2007 that expires on September 13, 2008 pursuant to which he is currently compensated at an annual rate of $120,000. The agreement also provides for the earning of a bonus of 10% of his salary, up to 50%, for each $100,000 of incremental profits we make over the previous year. On January 22, 2008, our Board approved the grant of an aggregate of 3 million restricted shares, which vest immediately and 5 million options exercisable for five years at an exercise price of $0.007 per share to Mr. Wiernasz, upon his appointment as President of Innovative Food Holdings, all of which vest on December 31, 2008, provided Mr. Wiernasz is then still an employee.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

Certain information contained in this discussion and elsewhere in this report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Securities Litigation Reform Act will not apply to certain “forward looking statements” because we issued "penny stock" (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3a51-1 under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on our behalf. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "explore", "consider", "anticipate", "intend", "could", "estimate", "plan", "propose" or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

s	Our ability to raise capital necessary to sustain our anticipated operations and implement our proposed business plan,

s	Our ability to implement our proposed business plan,

s	The ability to successfully integrate the operations of businesses we have acquired, or may acquire in the future, into our operations,

s	Our ability to generate sufficient cash to pay our lenders and other creditors,

s	Our ability to employ and retain qualified management and employees,

s	Our dependence on the efforts and abilities of our current employees and executive officers,

s	Changes in government regulations that are applicable to our current clients or anticipated business,

s	Changes in the demand for our services,

s	The degree and nature of our competition,

s	The lack of diversification in our business plan,

s	The general volatility of the capital markets and the establishment of an active trading market for our shares,

s	Our ability to generate sufficient cash to pay our creditors, and

s
Disruption in the economic and financial conditions from the impact of past terrorist attacks in the United States, threats of future attacks, police and military activities domestically and overseas and other disruptive domestic and worldwide political and economic events and natural disasters.

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

RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the three and six months ended June 30, 2008 and 2007. This discussion may contain forward looking-statements that involve risks and uncertainties. Our actual results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report and our other public filings.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenue

Revenue decreased by $22,355 or less than 1%, to $1,681,854 for the three months ended June 30, 2008 from $1,704,209 from the prior year. Sales decreases in  Seafoods, Meat and Game and Produce were offset by sales increases in Poultry, Cheese, and Specialty lines.  Sales returns and allowances in 2008 were $2,004 lower than in the comparable quarter in 2007.

Cost of goods sold

Cost of goods sold was $1,292,741 for the three months ended June 30, 2008, an increase of $31,851 or approximately 3% compared to cost of goods sold of $1,260,890 for the three months ended June 30, 2008. The increase in the cost of revenue was due to the introduction of our 3 day saver shipping program which increased our shipping costs.  Gross profit margin for the three months ended June 30, 2008 was approximately 23%, compared to gross profit margin of approximately 26% for the three months ended June 30, 2007. The decrease in the cost of goods sold was due to the introduction of our 3 day saver shipping program which increased our shipping costs

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $106,398, or approximately 25%, to $534,271 during the three months ended June 30, 2008 compared to $443,319 for the three months ended June 30, 2007.The increase was due to credit adjustments made in 2007 to properly reconcile accounts payable.  These credits as well as increased professional fees in 2008 represent $106,103 of the increases over 2007. The primary components of selling, general, and administrative expenses for the three months ended June 30, 2008 were payroll and related costs of $237,396; consulting fees of $123,053; facilities costs of $35,203; insurance costs of $23,977;  amortization and depreciation of $10,381; and travel and entertainment of $7,134.

Penalty for Late Registration of Shares

The Company has accrued a liability for failure to register certain shares issuable.  At June 30, 2008, there were a total of 110,280,000 shares (post-reverse split) issuable pursuant to this penalty. This penalty has been fully accrued, and no additional accrual was made during the three months ended June 30, 2008. The amount of $14,280 was accrued during the three months ended June 30, 2007.  During the three months ended June 30, 2008 and 2007, the Company also marked to market the value of these 110,280,000 shares. This resulted in a  loss of $220,560 and a gain of $11,280, respectively.

Change in Fair value of Warrant Liability

At  June 30, 2008, the Company had an accrued  liability of $1,595,299 representing the fair value of  the warrants issued with the convertible notes.  The Company recorded a loss of  $396,136 and $2,076, respectively,  during the three months ended June 30, 2008 and 2007 representing the change in the fair value of these warrants.

Change in Fair value of the Conversion Option Liability

At June 30, 2008, the Company had an accrued liability of $1,793,899, representing the fair value of the beneficial conversion feature of convertible notes payable.  The Company recorded a loss of  $469,846 and a gain of $20,259, respectively, during the three months ended June 30, 2008 and 2007 representing the change in the fair value of these options.

Interest (Income) expense, net

Interest expense, net of interest income, increased by $67,372, or approximately 82%, from $81,859 during the three months ended June 30, 2007 to $149,231 for the three months ended June 30, 2008. This increase was attributable primarily to the new issuances of convertible notes payable for services performed, and to the amortization of the discount associated with the beneficial conversion features of these  notes.

Net Loss

For the reasons stated above, net loss for the three months ended June 30, 2008 was $1,380,931, an increase of $1,329,701 or approximately 2,596% compared to a net loss of $51,230, during the three months ended June 30, 2007. It is important to  note that these losses are substantially the result of the application of various accounting rules as they apply to the Company, and that many of the charges made by the Company to value certain liabilities  have no impact on our cash flows.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenue

Revenue decreased by $19,176 or less than 1%, to $3,285,232 for the six months ended June 30, 2008 from $3,304,408 from the prior year. Sales increases in poultry and cheese, were offset by sales decreases in Seafood, Produce, Meat and Game, and Specialty lines.  Sales returns and allowances were $4,229 lower than in the comparable six months ended June 30, 2007.

Cost of goods sold

Cost of goods sold was $2,579,634 for the six months ended June 30, 2008, an increase of $173,522 or approximately 7% compared to cost of goods sold of $2,406,112 for the six months ended June 30, 2008. The increase in the cost of revenue was due to the introduction of our 3 day saver shipping program which increased our shipping costs. Gross profit margin for the six months ended June 30, 2008 was approximately 22%, compared to gross profit margin of approximately 27% for the six months ended June 30, 2007. The increase in the cost of goods sold was due to the introduction of our 3 day saver shipping program which increased our shipping costs

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $37,584, or approximately 5%, to $865,348 during the six months ended June 30, 2008 compared to $827,764 for the six months ended June 30, 2007. The increase was as a result of increase professional fees and legal fees of $50,655 over the previous year. The primary components of selling, general, and administrative expenses for the six months ended June 30, 2008 were payroll and related costs of $435,781; consulting fees of $208,092; facilities costs of $99,892; insurance costs of $49,071;  amortization and depreciation of $20,397; and travel and entertainment of $14,175.

Penalty for Late Registration of Shares

The Company has accrued a liability for failure to register certain shares issuable.  At June 30, 2008, there were a total of 110,280,000 shares (post-reverse split) issuable pursuant to this penalty. This penalty has been fully accrued, and no additional accrual was made during the six months ended June 30, 2008. The amount of $51,712 was accrued during the six months ended June 30, 2007.  During the six months ended June 30, 2008 and 2007, the Company also marked to market the value of these 110,280,000 shares. This resulted in a  loss of $551,400 and a gain of $38,464, respectively.

Change in Fair value of Warrant Liability

At  June 30, 2008, the Company had an accrued  liability of $1,595,299 representing the fair value of  the warrants issued with the convertible notes.  The Company recorded a loss of  $760,407 and  a gain of $27,753, respectively, during the six months ended June 30, 2008 and 2007 representing the change in the fair value of these warrants.

Change in Fair value of the Conversion Option Liability

At June 30, 2008, the Company had an accrued liability of $1,793,899, representing the fair value of the beneficial conversion feature of convertible notes payable.  The Company recorded a loss of  $1,181,470 and $92,744, respectively,  during the six months  ended June 30, 2008 and 2007 representing the change in the fair value of these options.

Interest (Income) expense, net

Interest expense, net of interest income, increased by $107,492, or approximately 68%, from $158,133 during the six months ended June 30, 2007 to $265,625 for the six months ended June 30, 2008. This increase was attributable primarily to the new issuances of convertible notes payable for services performed, and to the amortization of the discount associated with the beneficial conversion features of these  notes.

Net Loss

For the reasons stated above, net loss for the six months ended June 30, 2008 was $2,918,652, an increase of $2,752,812 or approximately 1,660% compared to a net loss of $165,840, during the three months ended June 30, 2007. It is important to  note that these losses are substantially the result of the application of various accounting rules as they apply to the Company, and that many of the charges made by the Company to value certain liabilities  have no impact on our cash flows.

Liquidity and Capital Resources

As of June 30, 2008, the Company had cash on hand of $28,461,  a decrease of $46,149 from December 31, 2007. During the six months ended June 30, 2008, cash used by operating activities was $39,398, consisting primarily of the net loss of $2,918,652 offset by depreciation and amortization of $20,397; amortization of the discount on notes payable and accrued interest of $189,175; change in fair value of warrant liability of $760,411; change in fair value of conversion option liability of $1,181,470;  loss from  marking to market shares issuable due to penalty on late registration of shares of $551,396; and changes in the components of working capital in the net amount of $176,405. Cash used by investing activities was $4,379, consisting of the purchase of property and equipment.  Cash used by financing activities was $2,372, consisting of principal payments on notes payable.

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

By adjusting our operations and development to the level of capitalization, management believes we may have sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

RISK FACTORS

The Company’s business and success is subject to numerous risk factors as detailed in its Annual Report on Form 10-KSB for the year ended December 31, 2007 which is available at no cost at www.sec.gov.

ITEM 4T - CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit pursuant to the requirements of the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2008, the Company has issued three convertible notes payable to the Company's CEO in the amount of $4,500 each for a total of $13,500 issued this quarter.

During the three months ended June 30, 2008, the Company has issued three convertible notes payable to a consultant in the amount of $1,500 each, for a total of $4,500 issued this quarter.

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

New Executive Officer in 2008

Effective on July 30, 2008, Mr. Justin Wiernasz, age 42, was promoted to the position of President.  Mr. Wiernasz was the Executive Vice President of Marketing and Sales and Chief Marketing Officer of our operating subsidiary, Food Innovations, Inc. since May 2007 and the President of Food Innovations and our Chief Marketing Officer since December 2007.  Prior thereto, he was at U.S. Foodservice, our largest customer, for 13 years. From 2005 to 2007 he was the Vice President of Sales & Marketing, U.S. Foodservice Boston, and prior thereto, from 2003 to 2005 he was a National Sales Trainer at U.S. Foodservice Charleston SC, from 1996 to 2003 he was the District Sales Manager at U.S. Foodservice, Western Massachusetts and from 1993 to 1996 he was Territory Manager, U.S. Foodservice, Northampton, Easthampton & Amherst, MA. Prior to that from 1989 to 1993 he was the owner and operator J.J.’s food and spirit, a 110 seat restaurant. Mr. Wiernasz signed an employment agreement dated May 18, 2007 that expires on September 13, 2008 pursuant to which he is currently compensated at an annual rate of $120,000. The agreement also provides for the earning of a bonus of 10% of his salary, up to 50%, for each $100,000 of incremental profits we make over the previous year. On January 22, 2008, our Board approved the grant of an aggregate of 3 million restricted shares, which vest immediately and 5 million options exercisable for five years at an exercise price of $0.007 per share to Mr. Wiernasz, upon his appointment as President of Innovative Food Holdings, all of which vest on December 31, 2008, provided Mr. Wiernasz is then still an employee.

Item 6. Exhibits

31.1 Section 302 Certification
31.2 Section 302 Certification
32.1 Section 906 Certification
32.2 Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Sam Klepfish Sam Klepfish	Chief Executive Officer	August 14, 2008

/s/ John McDonald John McDonald	Principal Financial Officer	August 14, 2008