Form 10-Q
period 2008-09-30
INNOVATIVE FOOD HOLDINGS INC
filed 2008-11-10
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

❒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended September 30, 2008

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

181,787,638 Common Shares outstanding as of October 22, 2008

Transitional Small Business Disclosure Format:

YES ❒    NO ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

(Check One):

Large Accelerated filer ❒	Accelerated filer ❒
Non-accelerated filer ❒ (Do not check if a smaller reporting company)	Smaller reporting company ☑

INNOVATIVE FOOD HOLDINGS, INC.

Innovative Food Holdings, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets

Cash and cash equivalents	$-	$74,610
Accounts receivable net	264,518	243,148
Interest receivable	-	7,147
Loan receivable, current portion net	49,500	285,000
Other current assets	4,500	7,030

Total current assets	318,518	616,935

Loan receivable, net	111,000	-
Property and equipment, net	58,064	83,823

Total assets	$487,582	$700,758

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities

Cash overdraft	$3,372	$-
Accounts payable and accrued liabilities	884,983	765,614
Accrued interest, net	410,456	316,058
Accrued interest - related parties, net	165,325	142,621
Notes payable , current portion, net of discount	835,803	927,870
Notes payable - related parties, current portion	243,500	278,000
Warrant liability	1,864,023	580,648
Conversion option liability	1,672,936	612,429
Penalty for late registration of shares	771,956	330,840
Total current liabilities	6,852,354	3,954,080

Note payable	12,113	16,083
Note payable, related party	75,000	-
Total liabilities	6,939,467	3,970,163

Stockholders’ deficiency
Common stock, $0.0001 par value; 500,000,000 shares authorized
181,787,638 shares issued 171,787,638 outstanding at September 30, 2008 and December 31, 2007, respectively	18,179	18,179
Additional paid-in capital	890,264	737,462
Accumulated deficit	(7,360,328)	(4,025,046)
Total stockholders’ deficiency	(6,451,885)	(3,269,405)

Total liabilities and (deficiency in) stockholders' deficiency	$487,582	$700,758

See notes to consolidated financial statements.

Innovative Food Holdings, Inc.
Consolidated Statements of Operations (Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Revenue	$1,791,302	$1,556,006	$5,076,534	$4,860,414

Cost of goods sold	1,439,641	1,198,981	4,019,275	3,605,093
Gross margin	351,661	357,025	1,057,259	1,255,321

Selling, general and administrative expenses	449,556	449,442	1,314,904	1,277,206
Total operating expenses	449,556	449,442	1,314,904	1,277,206

Operating loss	(97,895)	(92,417)	(257,645)	(21,885)

Other (income) expense:
Impairment of investment in Pasta Italiana	127,147	-	127,147	-
Interest expense	229,107	80,535	494,732	238,668
Cost of penalty for late registration of shares	-	13,272	-	64,984
Loss from change in fair value of warrant liability	268,724	265,338	1,029,131	237,585
(Gain) loss from change in fair value of conversion option liability	(195,963)	284,825	985,507	377,569
(Gain) loss from marking to market - registration penalty	(110,280)	152,040	441,120	113,576
Total other (income) expense	318,735	796,010	3,077,637	1,032,382

Loss before income taxes	(416,630)	(888,427)	(3,335,282)	(1,054,267)

Income tax expense	-	-	-	-

Net loss	$(416,630)	$(888,427)	$(3,335,282)	$(1,054,267)

Net loss per share - basic	$(0.00)	$(0.01)	$(0.02)	$(0.01)

Weighted average shares outstanding - basic	181,787,638	148,797,638	181,787,638	148,997,316

Innovative Food Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30	September 30
	2008	2007
Cash flows from operating activities:
Net loss	$(3,335,282)	$(1,054,267)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	30,138	39,399
Stock issued as bonuses to employee and board members	-	8,125
Amortization of discount on notes payable and interest on notes payable	277,307	40,500
Impairment of investment in Pasta Italiana e	127,147	-
Reserve for bad debt	2,500	-
Cost of penalty due to late registration of shares	-	64,984
Change in fair value of warrant liability	1,029,135	377,569
Change in fair value of conversion option liability	985,507	237,585
Loss from marking to market-penalty	441,116	113,576
Changes in assets and liabilities:
Accounts receivable, net	(23,870)	99,631
Prepaids and other current assets	-	2,699
Accounts payable and accrued expenses - related party	22,704	-
Accounts payable and accrued expenses	369,099	36,031
Net cash used in operating activities	(74,499)	(34,168)

Cash flows from investing activities:
Principal payments received on loan	4,500	-
Acquisition of property and equipment	(4,379)	(40,611)
Net cash (used in) provided by investing activities	121	(40,611)

Cash flows from financing activities:
Principal payments on debt	(3,604)	(5,017)
Net cash used in financing activities	(3,604)	(5,017)

Decrease in cash and cash equivalents	(77,982)	(79,796)

Cash and cash equivalents at beginning of period	74,610	118,518

Cash and cash equivalents at end of period	$(3,372)	$38,722

Innovative Food Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(Continued)

For the Nine	For the Nine
Months Ended	Months Ended
September 30	September 30
2008	2007

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-

Taxes	$-	$-

Revaluation of conversion option liability	$955,511	$237,585

Revaluation of warrant liability	$1,029,135	$377,569

Cost of penalty for late registration of shares	$-	$64,984

Revaluation of penalty for late registration of shares	$441,116	$113,576

Cancellation of shares of common stock	$-	$557

Issuance of warrants for the extension of notes payable	$254,240	$-

Common stock issued to employees as bonus	$-	$8,125

Common stock issued for conversion of accrued interest	$-	$4,000

See notes to consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2008
(Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited consolidated financial statements of Innovative Food Holdings, Inc., and its wholly owned subsidiaries, Food Innovations, Inc. (“FII”) and Food New Media Group, Inc. (“FNM”) (collectively, the “Company, or “IVFH”),  have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  FNM is currently inactive. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial statement presentation. U.S. accounting principles also contemplate continuation of the Company as a going concern.

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

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2008
(Unaudited)

2. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Financial Information

The accompanying unaudited interim consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in form 10-KSB for the year ended December 31, 2007. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations to be expected for the full year.

Reclassification

Certain reclassifications have been made to conform prior periods' data to the current presentation. These reclassifications had no effect on reported income.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $416,630   and $3,335,282  for the three and nine months ended September 30, 2008.  The Company also  had an accumulated deficit of $7,360,328   and a working capital deficiency of $6,553,836   as of September 30, 2008.

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

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2008
(Unaudited)

2. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company recognizes revenue upon shipment of the product from the vendor.  Shipping and handling costs incurred by the Company are included in cost of goods sold.

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting  Bulletin ("SAB") No. 104,  "Revenue  Recognition,"  which superseded SAB No. 101, "Revenue  Recognition in Financial  Statements." SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery as occurred; (3) the selling price is fixed and determinable; and  (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.  SAB No. 104 incorporates Emerging Issues Task Force ("EITF") No. 00-21,  "Multiple-Deliverable Revenue Arrangements."  EITF No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The effect of implementing EITF No. 00-21 on the Company's consolidated financial position and results of operations was not significant. This issue requires determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.  EITF No.  00-21 became effective for revenue arrangements entered into in periods beginning after September 15, 2003.  For revenue arrangements occurring on or after August 1, 2003, the Company revised its revenue recognition.

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

Disclosures about Fair Value of Financial Instruments

The carrying amounts of the  Company's  financial  instruments, which include accounts receivable and accounts payable, approximate fair value at September 30, 2008.

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

The company  adopted  SFAS 123(R) using the  modified  prospective  transition method,  which required the application of the accounting standard as of January 1, 2006. The company's Consolidated  Financial  Statements as of and for the twelve months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the company's Consolidated Financial Statements  for the prior periods have not been restated to reflect,  and do not include, the impact of SFAS 123 (R). Stock based compensation  expense recognized under SFAS 123(R) for the three and nine months  ended September 30, 2008 was $0.

Stock-based compensation  expense  recognized during the period is based on the value of the portion of share-based  payment awards that is ultimately  expected to vest during the period.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2008
(Unaudited)

2. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

A summary of option  activity as of September 30, 2008, and changes during the periods then ended are presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 31, 2007	15,500,000	$0.0.21
Granted	20,000,000	0.007
Exercised	-	-
Cancelled/Expired	-	-

Options outstanding at March 31, 2008	35,500,000	$0.013
Exercisable	15,300,000	$0.015
Not exercisable	20,200,000	$0.012

Granted	-	-
Exercised	-	-
Cancelled/Expired	-	-

Options outstanding at June 30, 2008	35,500,000	$0.013
Exercisable	15,400,000	$0.018
Not exercisable	20,100,000	$0.009

Granted	-	-
Exercised	-	-
Cancelled/Expired	-	-

Options outstanding at September 30, 2008	35,500,000	$0.013
Exercisable	15,400,000	$0.018
Not exercisable	20,100,000	$0.009

Aggregate intrinsic value of options outstanding and options exercisable at September 30, 2008, was $0. Aggregate intrinsic value represents the difference between the company's  closing  stock price on the last  trading  day of the fiscal  period, which was $0.007  (post-reverse split) at September 30, 2008, and the exercise  price  multiplied by the number  of  options  outstanding.  As  of  September 30, 2008  total  unrecognized stock-based compensation expense related to non-vested stock options was $163,372. The total fair value of options vested was $0 for the three and nine month periods ended September 30, 2008, and 2007.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2008
(Unaudited)

2. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Comprehensive Income

The Company has no items of other comprehensive income  (loss) for the three and nine  months ended September 30, 2008.

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

4. ACCOUNTS RECEIVABLE

At September 30, 2008 and December 31, 2007, accounts receivable consists of:

	September 30, 2008	December 31, 2007
Accounts receivable from customers	$277,018	$253,148
Allowance for doubtful accounts	(12,500)	(10,000)
Accounts receivable, net	$264,518	$243,148

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2008
(Unaudited)

5.  LOAN RECEIVABLE

During the three months ended September 30, 2008, the Company renegotiated the terms of its loan receivable from  Pasta Italiana, Inc. (“Pasta”)  .  The revised  agreement (the “Pasta Settlement Agreement”) calls for  Pasta to pay to the Company $165,000 of the principal amount of the note .  Pasta is to  make 36  monthly payments in the amount of $4,500 beginning in September, 2008  and a final payment of $3,000  The first of these 36 payments was received by the Company during the three months ended September 30, 2008.  Upon execution of the agreement, Pasta is also to deliver to the Company 10% of its fully diluted common stock.  For purposes of the Pasta Settlement Agreement, this stock is deemed to have a value of $200,000 (the “Pasta Stock Deemed Value”); this stock is valued at $0 in the Company’s financial statements for the period ended September 30, 2008.    The Company recorded an impairment charge in the amount of $127,147 during the three months ended September 30, 2008, representing the difference between the net book value of the Pasta receivable prior to the Pasta Settlement Agreement and the amount of the new note receivable negotiated in the Pasta Settlement Agreement.

Interest will accrue at a rate of 8% on the unpaid portion of the $165,000.   The accrued interest is to be paid semi-annually in shares of common stock of Pasta (the “Pasta Interest Shares”)     at a price per share equivalent to the Pasta Stock Deemed Value.  The Pasta Interest Shares are valued at $0 in the financial statements of the Company, and no interest income is recorded by the Company for these shares during  the three months ended September 30, 2008.

The Company is to issue to two principal shareholders of Pasta Italiana 1,500,000 shares each of common stock of the Company. These shares vest at a rate of 1,000,000 per year, with the first 1,000,000 vesting  on September 1, 2009, the next 1,000,000  vesting on September  1, 2010, and the remaining 1,000,000  vesting on September 1, 2011.  As of September 30, 2008 these shares have not been issued and have not been recorded on the financial statements of the Company.  The Company will record the issuance of these shares as a charge to additional paid-in capital upon issuance, and as a charge to operations for the fair market value of these shares upon each of the vesting dates.

The Company is also required to issue 1,000,000 warrants to purchase additional shares of common stock, 500,000 each, to two of the officers of Pasta.  These warrants are  convertible into shares of common stock at a rate of  $0.012 per share, are exercisable for 5 years, and vest 36 months from the date of the settlement (September 15, 2011) or the date which all of the cash payments of the $165,000 have been made.  The Company will charge the fair value of these warrants to operations on the date of vesting, or September 15, 2011.

Pasta is also required to pay an additional $15,000 for the Company’s legal fees, this payment is due when the last payment is made on the $165,000 note receivable.
A  principal payment in the amount of  $4,500 was received by the Company in September 2008, and the remaining net balance due the Company at September 30, 2008 was $160,500.  $49,500 of this amount appears as a current asset, and the balance, or $111,000, appears as a long-term asset in the Company’s balance sheet at September 30, 2008.

6. PROPERTY AND EQUIPMENT

A summary of property and equipment at September 30, 2008 and December 31, 2007, is as follows:

	September 30, 2008	December 31, 2007
Computer equipment	$292,608	$288,229
Furniture and fixtures	63,564	63,564
	356,172	351,793
Less accumulated depreciation and amortization	(298,108)	(267,970)
Total	$58,064	$83,823

Depreciation and amortization expense amounted to $30,138, and $39,399, respectively, for the nine months ended September 30, 2008 and 2007.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2008
(Unaudited)

7. ACCRUED INTEREST

At September 30, 2008 and December 31, 2007, the Company has the following accrued interest on its balance sheet:

September 30, 2008:	Gross	Discount	Net
Non-related parties	$410,456	$-	$410,456
Related parties	165,325	-	165,325
Total	$575,781	$-	$575,781

December 31, 2007:	Gross	Discount	Net
Non-related parties	$410,456	$-	$316,058
Related parties	165,325	-	142,621
Total	$575,781	$-	$458,679

Accrued interest on some of the Company’s notes payable is convertible into common stock of the Company at a price of $0.005 per share (post-reverse split) (note 9). There is a beneficial conversion feature embedded in this convertible accrued interest.  The Company is amortizing this beneficial conversion feature over the life of the related  notes.  During the nine months ended September 30, 2008, and 2007 the amounts of $98,802 and  $98,376 were credited to additional paid-in capital as a discount on accrued interest.

8. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

At September 30, 2008, the Company had outstanding notes payable in the aggregate amount of $1,166,416.  net of unamortized discount of $105,933.

During the nine months ended September 30, 2008, the Company issued 43,200,000 warrants to purchase additional shares of common stock to two investors for consideration for extending the maturity date of some of the notes payable.  The value of the warrants in the amount of $254,240 was taken as a discount to the notes payable.  During the nine months ended September 30, 2008, the warrants are amortized on a straight-line basis over the one year extension of the notes maturity date; as a result, interest in  the amount of $63,560 and $148,307 was charged to operations during the three and nine months ended September 30, 2008, respectively.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2008
(Unaudited)

8. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES (Continued)

During the three months ended September 30, 2008, the Company has agreed to make the $75,000 note outstanding to Michael Ferrone, a related party, a convertible note at a rate of $0.005 per share, as consideration for extending the maturity date of the note payable from February 2, 2005 to December 31, 2009.  The Company calculated the fair value of this beneficial conversion feature as $75,000, and charged this amount to discount on the debt. Because this debt is immediately convertible at the option of the lender, the Company charged the entire amount of this discount, or $75,000, to interest expense during the three months ended September 30. 20008.

The renegotiation of the terms of this note was considered a debt extinguishment, and issuance of new debt.  The Company determined that the value given up for the new debt (the conversion feature) was equal to the value obtained (the extension of the note) and concluded that there was no gain or loss on this debt extinguishment.

Notes payable and notes payable to related parties at September 30, 2008 and December 31, 2007, consisted of the following:

September 30, 2008	December 31, 2007
Convertible note payable in the original amount of $350,000 to Alpha Capital Aktiengesselschaft (“Alpha Capital”), dated February 25, 2005. This note consists of $100,000 outstanding under a previous note payable which was cancelled on February 25, 2005, and $250,000 of new borrowings. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note is entered technical default status on May 16, 2005.   The note originally carried  interest at the rate of 8% per annum, and is due in full on February 24, 2007.  Upon default, the note’s interest rate increased to 15% per annum, and the note became immediately due. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $250,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company  at a conversion price of $0.005 per share. During the twelve months ended December 31, 2006 the note holder converted $5,000 into shares of common stock. During the twelve months ended December 31, 2006 the holder of the note converted $27,865 of accrued interest into common stock.  Interest in the amount of $13,043 was accrued on this note during the three months ended September 30, 2008, and 2007. This note is in default at September 30, 2008
$345,000	$345,000

Convertible note payable in the original amount of $100,000 to Joel Gold, a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006. The note is convertible by the holder into common stock of the Company at a conversion price of $0.005 per share .  A beneficial conversion feature in the amount of $100,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per  share .  During the twelve months ended December 31, 2006, $75,000 of the principal amount was converted into common stock.  Interest in the amount of $504 was accrued on this note during the three months ended September 30, 2008 and 2007. This note is in default at September 30, 2008.
25,000	25,000
Convertible note payable in the amount of $85,000 to Briolette Investments, Ltd, dated March 11, 2004. The note bears interest at the rate of 8% per annum, and is due in Full on March 11, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share . A beneficial conversion feature  in the amount of $85,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004 Accrued interest is convertible by the holder into common stock of the Company at a price of $0.005 per share . During the twelve months ended December 31, 2005, the note holder converted $44,000 of the note payable into common stock. During the twelve months ended December 31, 2007, the Company made a $3,000 cash payment on the principal amount of the note. Interest in the amount of $766 was accrued on this note during the three months ended September 30, 2008 and 2007. This note is in default at September 30, 2008.
38,000	38,000

Convertible note payable in the amount of $80,000 to Brown Door, Inc., dated March 11, 2004. The note bears interest at the rate of 8% per annum, and was due in full on March 11, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share . A beneficial conversion feature in the amount of $80,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share .   Interest in the amount of $1,614 was accrued on this note during each of the three months ended September 30, 2008  and 2007. This note is in default at September 30, 2008.
80,000	80,000

Convertible note payable in the amount of $50,000 to Whalehaven Capital Fund, Ltd. (“Whalehaven Capital”) dated February 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisites numbers of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note is in technical default as of May 16, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in Full on February 24, 2007. Upon default, the note’s interest rate increased to 15% per annum, and the note became due immediately. The note is convertible into common stock of the Company at a conversion of $0.005 per share .  A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense during the three months ended March 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share . During the twelve months ended December 31, 2006, $10,000 of principal and $589 of accrued interest were converted into shares of common stock.  Interest in the amount of $1,513 was accrued on this note during the three months ended September 30, 2008 and 2007.  This note is in default at September 30, 2008.
40,000	40,000

Convertible note payable in the amount of $50,000 to Oppenheimer & Co., / Custodian for Joel Gold IRA, a related party, dated March 14, 2004. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share . A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005.  Accrued interest is convertible into common stock of the Company at a price of $0.005 per share . Interest in the amount of $1,009 was  accrued on this note during each of the three months ended September 30, 2008 and 2007. This note is in default at September 30, 2008.
50,000	50,000

Convertible note payable in the original amount of $30,000 to Huo Hua dated May 9, 2005. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006.  The note is convertible into common stock of the Company  at a conversion of $0.005 per share . A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share.   During the twelve months ended December 31, 2006, the note holder converted $10,000 of principal into common stock. Interest in the amount of $404 was  accrued on this note during the three months ended September 30, 2008 and 2007. This note is in default at September 30, 2008.
20,000	20,000

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2008
(Unaudited)

8. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES (Continued)

Convertible note payable in the amount of $25,000 to Joel Gold a board member and related party, dated January 25, 2005. The note bears interest at the rate of 8% per annum, and is due in full on January 25, 2007.  The note is convertible into common stock of the Company  at a conversion of $0.025 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.025 per share. Interest in the amount of $504, was accrued on this note during the three months ended September 30, 2008  and 2007. This note is in default at September 30, 2008.
25,000	25,000

Convertible note payable in the amount of $25,000 to The Jay & Kathleen Morren Trust  dated January 25, 2005. The note bears interest at the rate of 6% per annum, and is due in full on January 25, 2007.  The note is convertible into common stock of the Company  at a conversion of $0.005 per share (post-reverse split). A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share  Interest in the amount of $377 was accrued on this note during the three months ended September 30, 2008, and 2007. This note is in default at September 30, 2008.
25,000	25,000

Convertible note payable in the amount of $10,000 to Lauren M. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share . A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share . Interest in the amount of $202, was accrued on this note during the three months ended September 30, 2008 and 2007.   This note is in default at September 30, 2008.
10,000	10,000

Convertible note payable in the amount of $10,000 to Richard D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share . A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share . Interest in the amount of $202 was accrued on this note during the three months ended September 30, 2008 and 2007.  This note is in default at September 30, 2008.
10,000	10,000

Convertible note payable in the amount of $10,000 to Christian D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of  8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share . A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share  . Interest in the amount of $202 was accrued on this note during the three months ended September 30, 2008 and 2007.   This note is in default at September 30, 2008.
10,000	10,000

Convertible note payable in the amount of $10,000 to Andrew I. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share . A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share  . Interest in the amount of $202 was accrued on this note during the three months ended September 30, 2008, and 2007.   This note is in default at September 30, 2008.
10,000	10,000

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2008
(Unaudited)

8. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES (Continued)

Convertible note payable in the amount of $8,000 to Adrian Neilan dated March 11, 2004. The note bears interest at the rate of 8% per annum, and is due in full on October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share . A beneficial conversion feature in the amount of $8,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share . Interest in the amount of $161 was accrued on this note during the each of the three months ended September 30 2008, and 2007. This note is in default at September 30, 2008.
8,000	8,000

Convertible note payable in the amount of $5,000 to Matthias Mueller dated March 11, 2004. The note bears interest at the rate of 8% per annum, and was due in full on October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share . A beneficial conversion feature in the amount of $5,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share  . Interest in the amount of $101 was accrued on this note during the each of the three months ended September 30, 2008 and 2007. This note is in default at September 30, 2008.
5,000	5,000

Convertible note payable in the amount of $120,000 to Alpha Capital dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note is in technical default as of November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. The note is convertible into common stock of the Company  at a conversion of $0.005 per share . A beneficial conversion feature in the amount of $120,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share . Interest in the amount of $4,537 was accrued on this note during the three months ended September 30, 2008 and 2007.   This note is in default at September 30, 2008.
120,000	120,000

Convertible note payable in the amount of $30,000 to Whalehaven Capital dated August 25, 2005.  We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default as of November 13, 2006.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. The note is convertible into common stock of the Company  at a conversion of $0.005 per share . A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share . Interest in the amount of $1,134 was accrued on this note during the three months ended September 30, 2008 and 2007.  This note is in default at September 30, 2008.
30,000	30,000

Convertible note payable in the original amount of $25,000 to Asher Brand, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default as of November 13, 2006.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due The note is convertible into common stock of the Company  at a conversion of $0.005 per share . A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share . During the three months ended March 31, 2007, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock.   Interest in the amount of $870 was accrued on this note during the three months ended September 30, 2008 and 2007. This note is in default at September 30, 2008.
23,000	23,000

Convertible note payable in the original amount of $25,000 to Momona Capital, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default at November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due The note is convertible into common stock of the Company  at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share . During the twelve months ended December 31, 2007, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock. Interest in the amount of $870 was accrued on this note during the three months ended September 30, 2008 and 2007. This note is in default at September 30, 2008.
23,000	23,000

Convertible note payable in the amount of $10,000 to Lane Ventures dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default at November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. The note is convertible into common stock of the Company  at a conversion of $0.005 per share . A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share.   During the twelve months ended December 31, 2007, the holder of the note converted $4,000 of principal and $1,467 of accrued interest into common stock.  Interest in the amount of $226 was accrued on this note during the  three months ended September 30, 2008 and 2007.  This note is in default at September 30, 2008.
6,000	6,000

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2008
(Unaudited)

8. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES (Continued)

Note payable in the amount of $120,000 to Alpha Capital, dated February 7, 2006. The originally carried interest at the rate of 15% per annum, and was originally due in full on February 7, 2007. The Company is not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable.  During the year ended December 31, 2007, the Company extended the due dates of the notes one month to October 31, 2007, at the same time the Company added a convertibility feature, allowing the note holders to convert the notes and accrued interest into common stock of the company at a rate of $0.005 per share.   During the three months ended March 31, 2008, the Company extended the note one year, to March 4, 2009. Interest in the amount of $6,049 was accrued on this note during the three months ended September 30, 2008 and 2007.
120,000	120,000

Note payable in the amount of $30,000 to Whalehaven Capital dated February 7, 2006. The note originally  carried interest at the rate of 15% per annum, and was due in full on February 7, 2007. The Company is not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable. During the year ended December 31, 2007, the Company extended the due dates of the notes one month to October 31, 2007, at the same time the Company added a convertibility feature, allowing the note holders to convert the notes and accrued interest into common stock of the company at a rate of $0.005 per share.  During the three months ended March 31, 2008, the Company extended the note one year, to March 4, 2009. Interest in the amount of $1,134 was accrued on this note during the three months ended September 30, 2008 and 2007.
30,000	30,000

Note payable in the amount of $75,000 to Michael Ferrone, dated August 2, 2004. The note bears interest at the rate of 8% per annum, and was due in full on February 2, 2005. During the three months ended September 30, 2008, the Company negotiated an extension of the note to December 31, 2009; as consideration for this extension, the Company agreed to make this note convertible at a rate of $0.005 per share. Interest in the amount of $1,513, was accrued on this note during the three months ended September 30, 2008 and 2007.	75,000	75,000

Note payable in the amount of $10,000 to Alpha Capital, dated May 19, 2006. The note bears interest at the rate of 15% per annum, and was due in full on November 19, 2006. During the year ended December 31, 2007, the Company extended the due dates of the notes one month to October 31, 2007, at the same time the Company added a convertibility feature, allowing the note holders to convert the notes and accrued interest into common stock of the company at a rate of $0.005 per share.  During the three months ended March 31, 2008, the Company extended the due date of the notes for one year to March 4, 2009. Interest in the amount of  $504 was accrued on this note  during the three months ended September 30, 2008 and 2007.
10,000	10,000

Twenty-three  convertible notes payable in the amount of $4,500 each (an aggregate amount of $103,500)  to Sam Klepfish, the Company’s Chief Executive Officer and a related party, dated the first of every month starting on November 1, 2006.  Pursuant to the Company’s employment agreement with Mr. Klepfish, the amount of $4,500 in salary is accrued each month to a note payable.  These notes bear interest at a rate of 8% per annum.  These notes and accrued interest are convertible into common stock at a rate of $0.005 per share.  Interest in the aggregate amount of $1,933 and $880 was accrued on these notes during the three months ended September 30, 2008 and 2007, respectively.
	103,500	63,000

Six convertible notes payable in the amount of $1,500 each to a consultant. These notes do not bear interest. The notes are convertible into shares of the Company common stock at a price of $0.005 per share.	13,500	-

Note payable in the original amount of $25,787 to Microsoft Corporation dated May 3, 2006. The note bears interest at the rate of 9.7% per annum, and is payable in 60 monthly payments of $557 beginning October 1, 2006. Payment of principal and interest were made on theses notes in the amount of $1,232 and $441 during the three months ended September 30, 2008 and $3,608 and $1,410 during the nine months ended September 30, 2008.	17,349	20,953

	$1,272,349	$1,221,953
Less: discount to note payable	(105,933)	-
	$1,166,416	$1,221,953
Less: Current maturities	(1,185,236)	(1,205,870)
Long-term portion	$87,113	$16,083

Total Non-related parties	$847,916	$943,953
Total related parties	318,500	278,000
	$1,166,416	$1,221,953

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2008
(Unaudited)

8. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES (Continued)

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

Accounting for Conversion Options Embedded in Convertible Notes and Convertible Interest

The Company has certain convertible notes payable which contain embedded beneficial conversion features.  Through August 2005, the beneficial conversion features of these convertible notes were accounted for by the equity method, whereby the intrinsic value of the beneficial conversion features were considered discounts to the notes. These discounts were immediately amortized to interest expense. During September 2005, the number of shares of the Company’s common stock issued and issuable exceeded the number of shares of common stock the Company had authorized, and this triggered a change in the manner in which the Company accounts for these  beneficial conversion features.  In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), the debt features provision contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes.  Accordingly, the features qualified as embedded derivative instruments at September 30, 2005 and because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounting for separately from the debt instrument and recorded as derivative financial instruments.  In September 2005, the Company valued the  beneficial conversion features of its notes payable using the Black-Scholes valuation method, and arrived at an aggregate value of  $12,528,662.  Pursuant to Emerging Issues Task Force Issue  00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s  Own Stock” (“EITF 00-19”) “If a contract is reclassified from permanent  or temporary equity to an asset or a liability, the change in fair value of the contract during the period the contract was classified as equity should be accounted for as an adjustment to stockholders’ equity.”  Accordingly, during the year ended December 31, 2005, the Company charged the amount of $12,445,576 to stockholders’ equity.  $5,665,290 of this amount was charged to additional paid-in capital, which brought the balance of additional paid-in capital to $0. The remainder, or $6,780,286, was charged to accumulated deficit.  During subsequent periods,  the conversion option liability will be revalued, and any change in value charged to operations.  At September 30, 2008, the conversion option liability was valued at $1,672,936.  The revaluation resulted in a (gain) loss during the  three and nine months ended September 30, 2008,  of $(225,959)  and $955,511 , respectively.

The Company valued these embedded conversion options using the Black-Scholes option pricing model with the following assumptions:

	Risk Free	Expected	Expected
	Interest	Dividend	Option
	Rate	Yield	Life	Volatility
September 30, 2008	3.50%	-	10	255.74%

9.  RELATED PARTY TRANSACTIONS

The Company engaged in the following transactions with related parties:

Nine months ended September 30, 2008:

The Company issued nine convertible notes payable in the amount of  $4,500 each (a total of $40,500) for additional salary due to the Company’s Chief Executive Officer.

During the three months ended September 30, 2008, the Company has agreed to make the $75,000 note outstanding to Michael Ferrone, a related party, a convertible note at a rate of $0.005 per share, for consideration for extending the maturity date of the note payable from February 2, 2005 to December 31, 2009.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2008
(Unaudited)
10. EQUITY

Common Stock

The Company recorded a discount to the accrued convertible interest on notes payable  in the amount of $38,627 during the three months ended March 31, 2008.  This amount was credited to additional paid-in capital during the three months ended March 31, 2008.

The company recorded a discount to the convertible notes payable  in the amount of $18,000 during the three months ended March 31, 2008.  This amount was credited to additional paid-in capital during the three months ended March 31, 2008.

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

The Company recorded a discount to the accrued convertible interest on notes payable  in the amount of $30,374 during the three months ended September 30, 2008.  This amount was credited to additional paid-in capital during the three months ended September30, 2008.

The company recorded a discount to the convertible notes payable  in the amount of $93,000 during the three months ended September 30, 2008.  This amount was credited to additional paid-in capital during the three months ended September 30, 2008.

Pursuant to the settlement agreement Pasta is to issue the Company 10% of it’s common stock, on a fully diluted basis. The Company is to issue 1,500,000 shares of common stock to Pasta, these shares vest at a rate of 500,000 per year, with the first 500,000 vested on September 1, 2009, the next 500,000 vesting on September  1, 2010, and the remaining 500,000 vesting on September 1, 2011.  As of September 30, 2008, these shares have not been issued

Warrants

Pursuant to the Pasta Settlement Agreement, the Company   required to issue  warrants to purchase 1,000,000  shares of the Company’s common stock, 500,000 each, to two of the officers of Pasta.  These warrants are  convertible into shares of common stock at a rate of  $0.012 per share, are exercisable for 5 years, and vest 36 months from the date of the settlement (September 2011) or the date which all of the cash payments of the $165,000 have been made.

The following table summarizes the warrants outstanding at September 30, 2008 :

Range of exercise prices	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding warrants	Number of shares exercisable
$0.0005	139,700,000	1.49	$0.005	139,700,000
$0.0110	18,500,000	2.99	$0.110	18,500,000
$0.0120	1,000,000	4.96	$0.012	-
$0.0115	74,000,000	2.99	$0.115	74,000,000
	233,200,000	2.08		232,200,000

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2008
(Unaudited)

10. EQUITY (Continued)

Transaction involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2007	189,000,000	$0.027

Granted	43,200,000	0.011
Exercised	-
Cancelled / Expired	-	-

Warrants outstanding at March 31, 2008	232,200,000	$0.024

Granted	-	-
Exercised	-	-
Cancelled/exercised	-	-

Warrants outstanding at June 30, 2008	232,200,000	$0.024

Granted	1,000,000	0.012
Exercised	-	-
Cancelled/Expired	-	-

Warrants outstanding at September 30, 2008	233,200,000	$0.024
Warrants vested at September 30, 2008	232,200,000	$0.024
Warrants non-vested at September 30, 2008	1,000,000	$0.012

Options

On December 31, 2007,  the Company issued 20,000,000 options to purchase additional shares of common stock at a price of $0.007 per share for services to be provided during the year ending December 31, 2008.  5,000,000 options  were granted to each of the Company’s  three directors, and 5,000,000 to the Company’s president.  These shares vest on December 31, 2008.

The following table summarizes the options outstanding at September 30, 2008:

			Weighted		Weighted
		Weighted	average		average
		Average	exercise		exercise
Range of		remaining	price of	Number of	price of
exercise	Number of	contractual	Outstanding	Options	exercisable
prices	Options	life (years)	Options	exercisable	options
$0.005	15,000,000	3.14	$0.005	15,000,000	$0.005
0.007	20,000,000	4.50	0.007	-	0.007
0.500	500,000	0.63	0.500	400,000	0.500

	35,500,000	3.87		15,400,000	$0.018

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2008
(Unaudited)

10. EQUITY (Continued)

		Weighted
		Average
	Number of	Exercise
	Options	Price
Options outstanding at December 31, 2007	15,500,000	$0.0.21
Granted	20,000,000	0.007
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at March 31, 2008	35,500,000	$0.013
Exercisable	15,300,000	$0.015
Not exercisable	20,200,000	$0.012

Granted	-	-
Exercised	-	-
Cancelled/ Expired	-	-

Options outstanding at June 30, 2008	35,500,000	$0.013
Exercisable	15,400,000	$0.018
Not exercisable	20,100,000	$0.009

Granted	-	-
Exercised	-	-
Cancelled/Expired	-	-

Options outstanding at September 30, 2008	35,500,000	$0.013
Exercisable	15,400,000	$0.018
Not exercisable	20,100,000	$0.009

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

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2008
(Unaudited)

10. EQUITY (Continued)

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

The accounting guidance shows that the warrants and options which are a derivative liability should be revalued  each reporting period. The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants and options, as well as in the volatility of the stock price during the term used for observation and the term remaining for warrants and options.  During the three and nine  months ended September 30, 2008, the Company recognized a loss  of $268,724 and $1,029,131, respectively, for the increase in the fair value of the warrant liability and recorded this gain in operations during the three and nine months ended September 30, 2008.  The fair value of these instruments was estimated at September 30, 2008, using the Black-Scholes option pricing model with the following assumptions: risk free interest rate: 3.50%; expected dividend yield: 0%; expected option life: 5 years; and volatility: 255.74%.

Insufficient Authorized but Unissued Shares of Common Stock

The Company has a potential obligation to issue  724,807,080  shares of common stock upon the conversion of convertible notes and accrued interest, warrants and penalty shares issuable at September 30, 2008.  The Company  had 181,787,638 shares of common stock outstanding at September 30, 2008 and  500,000,000 shares of common stock authorized at September 30, 2008.  The Company has potentially  406,594,718 exceeded its shares authorized by at September 30, 2008.

11. PENALTY FOR LATE REGISTRATION OF SHARES

At September 30, 2008, the Company had a liability in the amount of $771,956 for the issuance of 110,280,000 shares of the Company’s common stock pursuant to a penalty calculation with regard to the late registration of shares underlying convertible  notes payable.  The Company reported a (gain) loss of $(110,280) and $152,040 during the three months ended September 30, 2008 and 2007 respectively; and  a  loss of $441,120 and $113,576 during the  nine months ended September 30, 2008 and 2007, respectively,  representing the change in the fair value of these shares during the period.

12. SUBSEQUENT EVENTS

On October 17, 2008, we entered into a three-year lease with Grand Cypress Communities, Inc. for new premises consisting of 4,000 square feet in Naples, Florida.  The commencement date of the lease is January 1, 2009.  The annual rent and fees under the lease is approximately $54,000.  The lease provides for a buyout option at the end of the lease with credit towards the purchase price received for the rental payments made during the term of the lease

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

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

RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the three and nine months ended September 30, 2008 and 2007. This discussion may contain forward looking-statements that involve risks and uncertainties. Our actual results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report and our other public filings.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenue

Revenue increased by $235,296 or  approximately 15%, to $1,791,302 for the three months ended September 30, 2008 from $1,556,006 during  the prior year. Sales decreases in  Seafoods, Meat and Game and Produce were offset by sales increases in Poultry, Cheese, and Specialty lines.  Sales returns and allowances in 2008 were $2,004 lower than in the comparable quarter in 2007.

Cost of goods sold

Cost of goods sold was $1,439,641 for the three months ended September 30, 2008, an increase of $240,660 or approximately 20% compared to cost of goods sold of $1,198,981 for the three months ended September 30, 2007. The increase in the cost of good sold was due to increased shipping costs due to the introduction of new shipping programs.   Gross profit margin for the three months ended September 30, 2008 was approximately 20%, compared to gross profit margin of approximately 23% for the three months ended September 30, 2007. The decrease in the gross margin was due to increased freight costs from fuel surcharges which were not fully passed on to our customers, and the introduction of new saver shipping programs which increased our costs.
Selling, General and Administrative Expenses

Selling, general and administrative expenses were essentially unchanged at $449,556 for the three months ended  September 30, 2008 compared to $449,442 for the three months ended September 30, 2007.   The primary components of selling, general, and administrative expenses for the three months ended September 30, 2008 were payroll and related costs of $227,883;  consulting and professional fees of $121,287; facilities costs of $39,297; insurance costs of $27,760;   amortization and depreciation of $9,741; software expense of $8,423; travel and entertainment of $7,363; public relations expenses of $3,002;  and bank fees of $1,094.

Penalty for Late Registration of Shares

The Company has accrued a liability for failure to register certain shares issuable.  At September 30, 2008, there were a total of 110,280,000 shares  issuable pursuant to this penalty. This penalty has been fully accrued, and no additional accrual was made during the three months ended September 30, 2008. The amount of $13,272 was accrued during the three months ended September 30, 2007.  During the three months ended September 30, 2008 and 2007, the Company also marked to market the value of these 110,280,000 shares. This resulted in a (gain) of ($110,280) and a loss of $152,040, for the three months ended September 30, 2008 and 2007, respectively.

Change in Fair value of Warrant Liability

At  September 30, 2008, the Company had an accrued  liability of $1,864,023 representing the fair value of  the warrants issued with the convertible notes.  The Company recorded a loss of  $268,724 and $265,338, during the three months ended September 30, 2008 and 2007, respectively,  representing the change in the fair value of these warrants.

Change in Fair value of the Conversion Option Liability

At September 30, 2008, the Company had an accrued liability of $1,672,936  representing the fair value of the beneficial conversion feature of convertible notes payable.  The Company recorded a (gain) of  ($195,963) and a loss of $284,825 , during the three months ended September  30, 2008 and 2007, respectively,  representing the change in the fair value of these options.

Interest (Income) expense, net

Interest expense, net of interest income, increased by $148,572, or approximately 184%, from $80,535 during the three months ended September 30, 2007 to $229,107 for the three months ended September 30, 2008. This increase was attributable primarily to the new issuances of convertible notes payable for services performed, and to the amortization of the discount associated with the beneficial conversion features of these  notes.

Impairment of Investment in Pasta Italiana

During the three months ended September 30, 2008, the Company renegotiated the terms of its loan receivable from  Pasta Italiana, Inc. (“Pasta”) ..  The revised  agreement (the “Pasta Settlement Agreement”) calls for  Pasta to pay to the Company $165,000 of the principal amount of the note.  Pasta is to  make 36  monthly payments in the amount of $4,500 beginning in September, 2008  and a final payment of $3,000  The first of these 36 payments was received by the Company during the three months ended September 30, 2008.  Upon execution of the agreement, Pasta is also to deliver to the Company 10% of its fully diluted common stock.  For purposes of the Pasta Settlement Agreement, this stock is deemed to have a value of $200,000 (the “Pasta Stock Deemed Value”); this stock is valued at $0 in the Company’s financial statements for the period ended September 30, 2008.    The Company recorded an impairment charge in the amount of $127,147 during the three months ended September 30, 2008, representing the difference between the net book value of the Pasta receivable prior to the Pasta Settlement Agreement and the amount of the new note receivable negotiated in the Pasta Settlement Agreement.  There was no such charge during the three months period ended September 30, 2007.

Net Loss

For the reasons stated above, net (loss) for the three months ended September 30, 2008 was ($416,630), a decrease of $471,797  or approximately 53% compared to a net (loss) of ($888,427), during the three months ended September 30, 2007. It is important to  note that these losses are substantially the result of the application of various accounting rules as they apply to the Company, and that many of the charges made by the Company to value certain liabilities  have no impact on our cash flows.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenue

Revenue increased by $216,120 or approximately 4%, to $5,076,534 for the nine months ended September 30, 2008 from $4,860,414 from the prior year. Sales decreases in seafood, meat and game, and produce were offset by sales increases in Produce, Cheese, and Specialty lines.  Sales returns and allowances were $4,229 lower than in the comparable quarter in 2007.

Cost of goods sold

Cost of goods sold was $4,019,275 for the nine months ended September 30, 2008, an increase of $414,182 or approximately 12% compared to cost of goods sold of $3,605,093 for the nine months ended September 30, 2008. The increase in the cost of revenue was due to the introduction of our 3 day saver shipping program which lowered our margin on freight costs. Gross profit margin for the nine months ended September 30, 2008 was approximately 21%, compared to gross profit margin of approximately 26% for the nine months ended September 30, 2007. The decrease in the gross margin was due to increased freight costs from fuel surcharges which were not fuly passed on to our customers and the introduction of new saver shipping programs which increased our costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $37,698 , or approximately 3%, to $1,314,904 during the nine months ended September 30, 2008 compared to $1,277,206 for the nine months ended September 30, 2007. The increase was as a result of increased professional fees and legal fees . The primary components of selling, general, and administrative expenses for the nine months ended September 30, 2008 were payroll and related costs of $663,664; consulting and professional fees of $348,290;  facilities costs of $120,278; insurance costs of $76,089;  amortization and depreciation of $30,138; travel and entertainment of $21,538; software expense of $19,364; public relations expense of $13,390; and bank fees of $6,184.

Penalty for Late Registration of Shares

The Company has accrued a liability for failure to register certain shares issuable.  At September 30, 2008, there were a total of 110,280,000 shares  issuable pursuant to this penalty. This penalty has been fully accrued, and no additional accrual was made during the nine months ended  September 30, 2008. The amount of $64,984 was accrued during the nine months ended September 30, 2007.  During the nine months ended September 30, 2008 and 2007, the Company also marked to market the value of these 110,280,000 shares. This resulted in a  loss of $441,120 and  $113,576, respectively, during the nine months ended September 30, 2008 and 2007,.

Change in Fair value of Warrant Liability

At  September 30, 2008, the Company had an accrued  liability of $1,864,023 representing the fair value of  the warrants issued with the convertible notes.  The Company recorded a loss of  $1,029,131 and  $237,585, respectively, during the nine months ended September 30, 2008 and 2007 representing the change in the fair value of these warrants.

Change in Fair value of the Conversion Option Liability

At September 30, 2008, the Company had an accrued liability of $1,672,936  representing the fair value of the beneficial conversion feature of convertible notes payable.  The Company recorded a loss of  $985,507  and $377,569, respectively,  during the nine months  ended September 30, 2008 and 2007 representing the change in the fair value of these options.

Interest (Income) expense, net

Interest expense, net of interest income, increased by $256,064 , or approximately 107%, from $238,668 during the nine months ended September 30, 2007 to $494,732  for the nine months ended September 30, 2008. This increase was attributable primarily to the new issuances of convertible notes payable for services performed, and to the amortization of the discount associated with the beneficial conversion features of these  notes.

During the nine months ended September 30, 2008, the Company renegotiated the terms of its loan receivable from  Pasta Italiana, Inc. (“Pasta”)  .  The revised  agreement (the “Pasta Settlement Agreement”) calls for  Pasta to pay to the Company $165,000 of the principal amount of the note .  Pasta is to  make 36  monthly payments in the amount of $4,500 beginning in September, 2008  and a final payment of $3,000  The first of these 36 payments was received by the Company during the three months ended September 30, 2008.  Upon execution of the agreement, Pasta is also to deliver to the Company 10% of its fully diluted common stock.  For purposes of the Pasta Settlement Agreement, this stock is deemed to have a value of $200,000 (the “Pasta Stock Deemed Value”); this stock is valued at $0 in the Company’s financial statements for the period ended September 30, 2008.    The Company recorded an impairment charge in the amount of $127,147 during the three months ended September 30, 2008, representing the difference between the net book value of the Pasta receivable prior to the Pasta Settlement Agreement and the amount of the new note receivable negotiated in the Pasta Settlement Agreement.

Net Loss

For the reasons stated above, net loss for the nine months ended September 30, 2008 was $3,335,282, an increase of $2,281,015  or approximately 216% compared to a net loss of $1,054,267, during the nine months ended September 30, 2007. It is important to  note that these losses are substantially the result of the application of various accounting rules as they apply to the Company, and that many of the charges made by the Company to value certain liabilities  have no impact on our cash flows.

Liquidity and Capital Resources

As of September 30, 2008, the Company had cash overdraft of $3,372,  which represents a decrease in cash in the amount of $77,982 from December 31, 2007. During the nine months ended September 30, 2008, cash used by operating activities was $74,499, consisting primarily of the net loss of $3,335,282  offset by depreciation and amortization of $30,138, amortization of the discount on notes payable and accrued interest of $277,307; reserve for loan receivable of $127,147; reserve for bad debt of $2,500; Impairment of investment in Pasta Italiana of $127,147; change in fair value of warrant liability of $1,029,135; change in fair value of conversion option liability of $985,507;  loss from  marking to market shares issuable due to penalty on late registration of shares of $441,116; and changes in the components of working capital in the net amount of $367,933. Cash provided by investing activities was $121 , consisting of principal payments received on a loan in the amount of $4,500 offset by the purchase of property and equipment in the amount of $4,379.  Cash used by financing activities was $3,604, consisting of principal payments on notes payable.

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

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2008, the Company has issued three convertible notes payable to the Company's CEO in the amount of $4,500 each for a total of $13,500 issued this quarter.

During the three months ended September 30, 2008, the Company has issued three convertible notes payable to a consultant in the amount of $1,500 each, for a total of $4,500 issued this quarter.

Item 3. Defaults Upon Senior Securities

We are in default of $903,000 of our outstanding notes payable. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1 Section 302 Certification
31.2 Section 302 Certification
32.1 Section 906 Certification
32.2 Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Sam Klepfish Sam Klepfish	Chief Executive Officer	November 10, 2008

/s/ John McDonald John McDonald	Principal Financial Officer	November 10, 2008