Form 10-K
period 2008-12-31
INNOVATIVE FOOD HOLDINGS INC
filed 2009-04-15
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NUMBER: 0-9376

INNOVATIVE FOOD HOLDINGS, INC.
(Name of Registrant as Specified in its Charter)

FLORIDA	20-116776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3845 Beck Blvd., Suite 805 Naples, Florida	34114
(Address of Principal Executive Offices)	(Zip Code)

(239) 596-0204
(Registrant's Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
  COMMON STOCK, $0.0001 PAR VALUE PER SHARE
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,”  “accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $330,718 as of  April 10, 2009, based upon a closing price of $0.0025  for the issuer's common stock on such date.

On April 10, 2009, 178,577,038 shares of our common stock were outstanding.

INNOVATIVE FOOD HOLDINGS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

ITEMS IN FORM 10-K

FORWARD LOOKING INFORMATION
MAY PROVE INACCURATE

THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO US THAT ARE BASED ON THE BELIEFS OF MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO US. WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," “SHOULD,” AND "EXPECT" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO US, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING THOSE DESCRIBED IN THIS ANNUAL REPORT ON FORM 10-K. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED OR EXPECTED. WE DO NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

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

In 2008 seafood accounted for 14% of sales, meat and game accounted for 21%   of sales, specialty items accounted for 43%  of sales, produce accounted for 5%  of sales, cheese accounted for 13% of sales, and poultry accounted for 4%  of sales.

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

Relationship with U.S. Foodservice

In 2003, Next Day Gourmet, L.P., a subsidiary of USF, a $20 Billion broadline distributor then owned by Dutch grocer Royal Ahold, contracted FII to handle the distribution of over 3,000 perishable and specialty products. Under the current terms of the contract FII is the exclusive supplier of overnight delivered, perishable sea foods, fresh produce, and other exotic fresh foods. Such products are difficult for broadline food distributors to manage profitably and keep in warehouse stock due to their perishable nature and high-end limited customer base. Through USF’s sales associates, FII’s products are available to USF accounts nationwide, ensuring superior freshness and extended shelf life to their customers. The current contract with USF expires on September 11, 2009, During the years ended December 31, 2008, and 2007, sales through USF’s sales associates  accounted for 97% and 95% of total sales respectively.    We believe that although a significant portion of our sales occur through the USF sales force, the success of the program is less contingent on a contract then on the actual performance and quality of our products. Other than our business arrangements with USF, we are not affiliated with either USF or Next Day Gourmet, L.P.

Growth Strategy

Restaurant food sales continue to grow, both in total dollars spent (from $295 billion in 1995 to over $565 billion projected for 2009) and projected to equal 4% of the U.S. gross domestic product. On a typical day in America in 2009, more than 130 million individuals will be projected to be foodservice patrons , according to the National Restaurant Association website (www.restaurant.org).

For our continued growth within the foodservice industry we rely heavily on the availability to our customers of our chefs' culinary skills,  a high level of personal customer service, premium quality products, and sales available through our relationship with USF.

We anticipate attempting to grow our current business both through increased sales of products to our existing foodservice customers, increasing our foodservice customer base, and through the entry into additional markets such as the direct to consumer market through a variety of potential sales channels, and sales partnerships.

In addition to attempting to grow our current business, we believe that there are lateral opportunities  in the food industry generally and such we may look into  the possibility of acquiring a gourmet food manufacturer or gourmet distributor at some future point in time. We have no specific plans at this point, nor do we know how we would finance any such acquisition. We anticipate that, given our current cash flow situation, any acquisition would involve the issuance of additional shares of our common stock. No acquisition will be consummated without thorough due diligence. No assurance can be given that we will be able to identify and successfully conclude negotiations with any potential target.

General economic conditions and consumer confidence can affect the frequency of purchases and amounts spent by consumers for food-prepared-away-from-home and, in turn, can impact our customers and our sales. We believe the current general economic conditions, including pressure on consumer disposable income, may contribute   to a decline in the foodservice market. We intend to continue our efforts to expand our market share and grow earnings by focusing on sales growth, margin management, productivity gains and supply chain management And product and service differentiation.

Competition

While we face intense competition in the marketing of our products and services, it is our belief that there is no other single company in the United States that offers such a broad range of customer service oriented quality chef driven perishables for delivery in 24 to 72 hours. Our primary competition is from local meat and seafood purveyors that supply a limited local market and have a limited range of products. However, many purveyors are well established, have reputations for success in the development and marketing of these types of products and services and have significantly greater financial, marketing, distribution, personnel and other resources. These financial and other capabilities permit such companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors such as us, to enter into new markets and introduce new products and services.

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

Employees

We currently employ 14 full-time employees, including 4 chefs and 2 executive officers. We believe that our relations with our employees are satisfactory. None of our employees are represented by a union.

Transactions with Major Customers

Transactions with major customers and related economic dependence information is set forth under the heading Transactions with Major Customers in Note 14  to the Consolidated Financial Statements included in the Financial Statements section hereof and is incorporated herein by reference.

How to Contact Us

Our executive offices are located at  3845 Beck Blvd., Naples, Florida 34109; our Internet address is www.foodinno.com; and our telephone number is (239) 596-0204.

Risk Factors

We Have a History Of Losses Which May Continue, Requiring Us To Seek Additional Sources of Capital Which May Not Be Available, Requiring Us To Curtail Or Cease Operations.

We suffered a net loss of $2,421,122   for the year ended December 31, 2008. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will incur losses. We will also incur losses if the fair value of warrants, options, etc changes unfavorably. We will incur operating losses until we are able to establish significant sales. Our possible success is dependent upon the successful development and marketing of our services and products, as to which we can give no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel, marketing and promotions, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. In addition, we will require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. We can give no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Our inability to obtain sufficient funds from our operations or external sources would require us to curtail or cease operations.

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

Our Independent Auditors Have Expressed Substantial Doubt About Our Ability to Continue As a Going Concern, and We Concur With This Assessment

In their report dated April 7, 2009,  our independent auditors stated that our financial statements for the year ended December 31, 2008  were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our significant losses from operations since inception and our working capital deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in our meeting such goals and we can give no assurance that such methods will prove successful.

We Have Historically Derived Substantially All of Our Revenue From One Client and if We Were to Lose Such Client and  Be Unable to Generate New Sales to Offset Such Loss, We May Be Forced to Cease or Curtail Our Operations.

In 2003, Next Day Gourmet, L.P. initially contracted with our subsidiary to handle the distribution of over 3,000 perishable and specialty food products to customers of US Food Services, Inc. (“USF”). Our current contract with USF expires in September 2009. Our sales through USF’s sales force generated gross revenues for us of $6,791,767  in the year ended December 31, 2008, and $6,519,721  in the year ended December 31, 2007. Those amounts contributed 97%  and  95%, respectively of our total sales in those periods. Our sales efforts are for the most part dependent upon the efforts of the USF sales force. Although we have generated revenues from additional customers other than USF, if our relationship with USF were to be materially changed and we are unable to generate new sales to  offset such loss, we may be forced to cease or curtail our operations.

We May Be Unable to Manage Our Growth Which Could Result in Our Being Unable to Maintain Our Operations.

Our strategy for growth is focused on continued enhancements and expansion to our existing business model, offering a broader range of services and products and affiliating with additional vendors and through possible joint ventures. Pursuing this strategy presents a variety of challenges. We may not experience an increase in our services to our existing customers, and we may not be able to achieve the economies of scale, or provide the business, administrative and financial services, required to sustain profitability from servicing our existing and future customer base. Should we be successful in our expansion efforts, the expansion of our business would place further demands on our management, operational capacity and financial resources. To a significant extent, our future success will be dependent upon our ability to maintain adequate financial controls and reporting systems to manage a larger operation and to obtain additional capital upon favorable terms We can give no assurance that we will be able to successfully implement our planned expansion, finance its growth, or manage the resulting larger operations. In addition, we can give no assurance that our current systems, procedures or controls will be adequate to support any expansion of our operations. Our failure to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

Shortages in supplies of the food products we sell may impair our ability to provide our services. Our vendors are independent and we cannot guarantee their future ability to source the products that we sell. Many of our products are wild-caught, and we cannot guarantee their availability in the future. Unforeseen strikes and labor disputes as well as adverse weather conditions may result in our inability to deliver our products in a timely manner. Since our customers rely on us to deliver their orders within 24-72 hours, delivery delays could significantly harm our business.

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

The issuance of shares upon conversion of convertible notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the note/warrant holders may ultimately convert or exercise and sell the full amount of shares issuable on conversion / exercise. Although, for the most part, such note/warrant holders may not convert their convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock unless waived in writing by the investor with  61 day notice to the Company, this restriction does not prevent them from converting and/or exercising some of their holdings, selling off those shares, and then converting the rest of their holdings. In this way, they could sell more than this limit while never holding more than this limit. We anticipate that eventually, over time, the full amount of the convertible notes will be converted into shares of our common stock, in accordance with the terms of the secured convertible notes.

If We Are Required for any Reason to Repay Our Outstanding Convertible Notes We Would Be Required to Deplete Our Working Capital, If Available, or Raise Additional Funds.

We are required to repay our convertible notes commencing in June 2009 with respect to the convertible notes issued in connection with the December 2008 Securities Purchase Agreement. If we are required to repay the secured convertible notes, we would be required to use our limited working capital and/or raise additional funds (which may be unavailable) which would have the effect of causing further dilution and lowering shareholder value.

We Have a History of Being In Default Under Certain Convertible Notes Which Could Result in Legal Action Against Us, Which Could Require the Sale of Substantial Assets.

While we are not currently in default under any of our outstanding notes, we have a history of being in default under certain of our outstanding convertible notes, and possibly will be again in the future, which could require the early repayment of the convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is acted upon by the note holders and not cured within the specified grace period. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

Our Revenues Can be Affected by Price Increases Imposed by our Carriers.

We deliver our products to our customers through third party overnight or express delivery carriers.  If the carriers we use raise their shipping rates or add surcharges such as fuel surcharges and other charges,  we will either have to absorb the increased costs which will put pressure on  our bottom line or pass on the cost to our customers which may result in reduced sales if our customers are unwilling to pay the higher prices.  Either way, such an increase in shipping costs  will likely have a negative impact on our results of operations.

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

ITEM 2. Properties

On October 17, 2008, we entered into a three-year lease with Grand Cypress Communities, Inc. for new premises consisting of 4,000 square feet at 3845 Beck Blvd.,  Naples, Florida.  The commencement date of the lease is January 1, 2009.  The annual rent and fees under the lease is approximately $54,000.  The lease provides for a buyout option at the end of the lease with credit towards the purchase price received for the rental payments made during the term of the lease

ITEM 3. Legal Proceedings

In September 2006 we commenced an action in New York Supreme Court, Nassau County, against Pasta Italiana, Inc. Robert Yandolino and Lloyd Braider (collectively “Pasta”)  to collect on outstanding promissory notes totaling    $360,000  (plus interest and collection expenses) of which $65,000 was  personally guaranteed by the two individual defendants.  The defendants  counterclaimed for an unspecified amount of damages due to our alleged breach of an agreement to purchase the corporate defendant.

On September 5, 2008, we reached a settlement agreement with Pasta.  The settlement   agreement (the “Pasta Settlement Agreement”) calls for  Pasta to pay to the Company $165,000 of the principal amount of the note.  Pasta is to  make 36  monthly payments in the amount of $4,500 beginning in September, 2008  and a final payment of $3,000  The first of these 36 payments was received by the Company during the third quarter of  2008.  Upon execution of the agreement, Pasta was also obligated  to deliver to the Company 10% of its fully diluted common stock.  This stock is valued at $0 in the Company’s financial statements for the period ended September 30, 2008.    The Company was obligated  to deliver to Pasta 1,500,000 shares of its common stock (valued at $9,000 at September 5, 2008) and warrants to purchase an additional 1,000,000 shares of common stock at a price of $0.012 ( valued at $5,977 at September 5, 2008).  The Company recorded an impairment charge in the amount of $142,124  during the three months ended September 30, 2008, representing the difference between the net book value of the Pasta receivable prior to the Pasta Settlement Agreement and the amount of the new note receivable negotiated in the Pasta Settlement Agreement, plus the value of the Company’s common stock and warrants provided to Pasta.

Interest will accrue at a rate of 8% on the unpaid portion of the $165,000.   The accrued interest is to be paid semi-annually in shares of common stock of Pasta (the “Pasta Interest Shares”).    The Pasta Interest Shares are valued at $0 in the financial statements of the Company, and no interest income is recorded by the Company for these shares during  the three months ended September 30, 2008.

Pasta made several  payments required by the settlement agreement, totaling $19,000.     Thereafter, Pasta defaulted on the next payment, and failed to cure its default within the required time period after a Notice of Default was sent to it.  We are continuing discussions with Pasta in regards to resuming payments and continue examine all legal remedies available to us to insure compliance with the agreement. We intend to cost affectively pursue the monies owed to us under  the Pasta Settlement Agreement

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

 PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prices for our common stock are quoted in the Pink Sheets. Since March 2004, our common stock has traded under the symbol "IVFH". Prior thereto, our common stock traded under the symbol "FBSN". 173,577,038  shares  of common stock were outstanding as of December 31, 2008. The following table sets forth the high and low closing  sales prices of our common stock as reported in the Pink Sheets for each full quarterly period within the two most recent fiscal years.

Fiscal Year Ending December 31, 2008	HIGH	LOW
First Quarter	$0.008	$0.003
Second Quarter	0.008	0.00304
Third Quarter	0.008	0.003
Fourth Quarter	0.0015	0.001

Fiscal Year Ending December 31, 2007
First Quarter	$0.005	$0.002
Second Quarter	0.004	0.002
Third Quarter	0.005	0.002
Fourth Quarter	0.008	0.002

The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On April 10, 2009 the closing price of our common stock as reported by the OTC Bulleting Board was $0.0025.

Security Holders

On December 31, 2008, there were approximately 5,200 record holders of our common stock. In addition, we believe there are numerous beneficial owners of our common stock whose shares are held in "street name."

Dividends

We have not paid dividends during the three most recently completed fiscal years, and have no current plans to pay dividends on our common stock. We currently intend to retain all earnings, if any, for use in our business.

Recent Sales and Other Issuances of Our Equity Securities

During the twelve months ended December 31, 2008, the Company  had the following transactions:

The Company issued 1,789,400 shares of common stock for the conversion of notes payable and accrued interest in the amount of $8,947.

All of the issuances described above were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 for the following reasons:  (1) none of the issuances involved a public offering or public advertising of the payment of any commissions or fees; (2) the issuances for cash were to “accredited investors”; (3) the issuances upon conversion of notes were for notes held at least 12 months and did not involve the payment of any other considerations; and (4) all issuances to affiliates and to non-affiliates holding the securities for less than  1 year carried restrictive legends.

Derivative Securities Currently Outstanding

As of December 31, 2008 and 2007, the Company has issued convertible notes payable in the aggregate principal amount of $1,465,000 and $1,126,000 , respectively, with accrued interest of $614,484   and $458,679 , respectively, which, if converted to common stock, will result in our issuance of approximately 395,043,320  and 298,168,520  shares , respectively, of common stock at conversion rates ranging from $0.005 to $0.010 per share.

The Company has warrants to purchase an additional 273,200,000 and 189,000,000  shares  of common stock  at December 31, 2008 and 2007, respectively. The Company also has outstanding  options to purchase an additional 35,500,000 and 15,500,000 shares  of common stock at December 31, 2008 and 2007, respectively.  The Company also has outstanding obligations to issue a total of 110,280,000 additional shares of common stock at December 31, 2008 and 2007 pursuant to the terms of penalty agreements for failure to register shares underlying certain convertible notes payable.  The company does not currently have sufficient shares of common stock authorized to satisfy these additional issuances of shares.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not currently have any equity compensation plans.

ITEM 6. Selected Financial Data

Not Applicable.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Certain information contained in this discussion and elsewhere in this report may include "forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Securities Litigation Reform Act will not apply to certain  "forward looking statements” because we issued "penny stock" (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3a51-1 under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of us For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may",  "will", "expect", "believe",  "explore",  "consider",  "anticipate",  "intend", "could", "estimate",  "plan", "propose" or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

●	Our ability to raise capital necessary to sustain our anticipated operations and implement our business plan,

●	Our ability to implement our business plan,

●	Our ability to generate sufficient cash to pay our lenders and other creditors,

●	Our ability to employ and retain qualified management and employees,

●	Our dependence on the efforts and abilities of our current employees and executive officers,

●	Changes in government regulations that are applicable to our current or anticipated business,

●	Changes in the demand for our services,

●	The degree and nature of our competition,

●	The lack of diversification of our business plan,

●	The general volatility of the capital markets and the establishment of a market for our shares, and

●
 Disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police and military activities overseas and other disruptive worldwide political and economic events and weather conditions.

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

Critical Accounting Policy and Estimates

Use of Estimates in the Preparation of Financial Statements

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates include certain assumptions related to doubtful accounts receivable, stock-based services, valuation of financial instruments, and income taxes. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe our estimates have not been materially inaccurate in past years, and our assumptions are not likely to change in the foreseeable future.

On August 25, 2005, the Company entered into contracts which obligated the company under certain circumstances to issue shares of common stock in excess of the number of shares of common stock authorized. Under accounting guidance provided by EITF 00-19, effective August 25, 2005 the Company began to account for all derivative financial instruments, including warrants, conversion features embedded in notes payable, and stock options,  via the liability method of accounting. Accordingly, all these instruments are  valued at issuance utilizing the Black-Scholes valuation method, and are re-valued at each period ending date, also using the Black-Scholes valuation method.  Any gain or loss from revaluation is charged to operations during the period.

(a) Warrants:

The Company values warrants using the Black-Scholes valuation model.  Warrants are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our warrants and warrant valuation assumptions at December 31, 2008 and 2007:

	December 31,
	2008	2007

Number of warrants outstanding	273,200,000	189,000,000
Value at December 31	$1,388,287	$431,188
Number of warrants issued during the year	84,200,000	-
Value of warrants issued during the year	$374,557	$-
Revaluation gain (loss) during the year	$(588,519)	$(19,116)

Black-Scholes model variables:
Volatility	203.6% - 332.7%	178.2% - 194.5%
Dividends	$0	$0
Risk-free interest rates	0.27% - 2.41%	3.49% - 5.06%
Term (years)	1.15 - 5.00	2.15 - 4.13

b.) Embedded conversion features of notes payable:

The Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133 ‘‘Accounting for Derivative Instruments and Hedging Activities’’ and EITF 00-19 ‘‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’’ SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes and preferred shares from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19.

The Company values embedded conversion features utilizing the Black-Scholes valuation model.  Warrants are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our warrants and warrant valuation assumptions at December 31, 2008 and 2007:

	December 31,
	2008	2007

Number of shares potentially issuable for conversion privileges outstanding	285,000,000	217,200,000
Value at December 31	$1,388,287	$431,188
Number of options issued during the year	69,400,000	42,800,000
Value of options issued during the year	$364,079	$166,640
Number of options exercised or underlying
notes paid during the year	1,600,000	32,000,000
Value of options exercised or underlying
notes paid during the year	$8,800	$149,747
Revaluation gain (loss) during the year	$(182,583)	$11,098

Black-Scholes model variables:
Volatility	193.7% to 332.7%	146.4% to194.5%
Dividends	0	0
Risk-free interest rates	0.27% - 2.41%	3.37% - 5.16%
Term (years)	1.00 - 10.00	10.00 – 10.00

c.)   Stock options

The Company accounts for options in accordance SFAS 123(R) Share Based Payments”.  Options are valued upon issuance, and re-valued at each financial statement reporting date, utilizing the Black-Scholes valuation model.   Option expense is recognized over the requisite service period of the related option award. Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our options and option assumptions at December 31, 2008 and 2007:

	December 31,
	2008	2007

Number of options outstanding	35,500,000	15,500,000
Value at December 31	$174,691	$39,344
Number of options issued during the year	20,000,000	-
Value of options issued during the year	$138,262	-
Number of options recognized during the year
pursuant to SFAS 123(R)	20,100,000	100,000
Value of options recognized during the year
pursuant to SFAS 123(R)	$138,313.00	$37
Revaluation gain (loss) during the year	$5,717	$(1,623)

Black-Scholes model variables:
Volatility	203.7% to 332.7%	178.3% to 194.5%
Dividends	0	0
Risk-free interest rates	0.27% - 2.41%	3.09% - 5.06%
Term (years)	0.37 - 5.00	1.38 - 4.64

Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $15,877  for doubtful accounts receivable at December 31, 2008,  and $10,000 at December 31, 2007 and 2006. Actual losses on accounts receivable were $0 for 2008, 2007 and 2006. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America. The estimated fair values approximate their carrying value because of the short-term maturity of these instruments or the stated interest rates are indicative of market interest rates. These fair values also vary due to the market price of the Company’s stock at the date of valuation. Generally, these liabilities will increase as the price of the Company’s stock increases (with resultant gain), and decrease as the Company’s stock decreases (yielding a loss). These fluctuations are likely to continue as long as the Company has large financial instrument liabilities on its balance sheet. Should the Company succeed in removing these liabilities from its balance sheet, either by satisfying them or by reclassifying them as equity, the amount of gains and losses recognized will be reduced.

Income Taxes

The Company has a history of losses, and as such has recorded no liability for income taxes. Until such time as the Company begins to generate a profit and provides evidence that a continued profit is a reasonable expectation, management will not determine that there is a basis for accruing an income tax liability. These estimates have been accurate in the past as the Company has not yet generated a profit

Background

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

Transactions With a Major Customer

Transactions with a major customer and related economic dependence information is set forth (1) following our discussion of Liquidity and Capital Resources, (2) under the heading Transactions with Major Customers in Note 14 to the Consolidated Financial Statements, and (3) as the fourth item under Risk Factors.

RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2008 and 2007, respectively.

This discussion may contain forward looking-statements that involve risks and uncertainties. Our actual results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue

Revenue increased by $236,328  or approximately 3.5%  to $6,969,730  for the year ended December 31, 2008 from $6,733,402  in  the prior year.  The increase was attributable to an increase in sales of specialty items, cheese products, and poultry products, partially offset by decreases in meat and game products, and seafood.  We continue to assess the potential of new revenue sources from the manufacture and sale of proprietary food products and additional sales channel opportunities and will implement that strategy if, based on our analysis, we deem it beneficial to us.

Any changes in the food distribution operating landscape that materially hinders our current ability and/or cost to deliver our fresh produce to our customers could potentially cause a material impact on our net revenue and gross margin and, therefore, our profitability and cash flows could be adversely affected.

Currently, a small portion of our revenues comes from imported products or international sales.   Our current sales from such segments may be hampered and negatively impacted by any economic tariffs that may be imposed in the United States  or in foreign countries.

See "Transactions with Major Customers" and the Securities and Exchange Commission's ("SEC") mandated FR-60 disclosures following the "Liquidity and Capital Resources" section for a further discussion of the significant customer concentrations, loss of significant customer, critical accounting policies and estimates, and other factors that could affect future results.

Cost of good sold

Our cost of goods sold  for the year ended December 31, 2008 was $5,628,101, an increase of $576,472  or approximately 11.4%  compared to cost of goods sold  of $5,051,629  for the year ended December 31, 2007. Cost of goods sold is primarily made up of the following expenses for the year ended December 31, 2008: shipping expenses in the amount of $1,556,297;  and cost of good of specialty, meat, game, cheese poultry and other sales categories in the amount of $4,012,789

In 2008 we made a strategic decision to  aggressively price our products in order to gain market share and increase the number  of our end users.    We were successful in doing so and increased the number of our end users  by approximately 17.7%  to more than 10,238  end users. We currently expect if market conditions remain constant that our cost of goods sold will stabilize and likely improve to historical levels  in the  first half of  2009

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by  $130,047 or approximately 7.4%, to  $1,879,239  during the year ended December 31, 2008 from $1,749,192  for the year ended December 31, 2007.   The increase was due mainly to increased professional fees relating to fees for the Pasta litigation and legal and accounting fees relating to our SEC filings.  Selling, general and administrative expenses were primarily made up of the following for the year ended December 31, 2008: payroll and related expenses in the amount of $1,012,480, including non-cash costs of $132,596 related to stock options; consulting and professional fees in the amount of $438,754; facilities and related expenses in the amount of $160,853; insurance costs in the amount of $97,059; amortization and depreciation expense in the amount of $39,316; travel and entertainment expenses in the amount of $28,788; dues and subscriptions in the amounts of $20,945; advertising expenses in the amount of $14,023; marketing and public relations expenses in the amount of $13,390; bank and finance charges in the amount of $7,729; and food show expenses in the amount of $5,516. We expect our legal fees to decrease in 2009 due to (i) an expected reduction in costs related to the Pasta litigation (ii) our continued negotiation of flat billing fees rates with several of our professional service providers including for much of our legal fees going forward..  We also expect to incur reduced accounting fees in 2009 as we have primarily addressed the SEC’s comments to our previous filings.  We do however expect to increase our spending on advertising and  marketing  fees in 2009.

Impairment of investment in note receivable

During the twelve months ended December 31, 2008, the Company renegotiated the terms of its loan to Pasta Italiana.  These revised terms resulted in recording an impairment in the amount of $142,124.  There was no such impairment recorded during the twelve months ended December 31, 2007.  (See “Item 3 – Legal Proceedings”.)

Interest (income) expense, net

Interest (income) expense, net decreased by $130,444 or approximately 26% to $372,175 during the twelve months ended December 31, 2008, compared to $502,619 during the twelve months ended December 31, 2007.  The primary reason for the decrease was  a decrease  in the amortization of the discount on notes payable   as many of these discounts were fully amortized.

Loss on extinguishment of debt

During the year ended December 31, 2008, the Company extended certain of its notes payable, and as consideration for these extensions the Company provided the lender with warrants  to purchase an aggregate 43,200,000 shares of the Company’s common stock.  This resulted in a loss on extinguishment of debt in the amount of $168,620.  There was no such transaction during the comparable period of the prior year.

Penalty for late registration of shares

Pursuant to a registration rights agreement, the Company is obligated to register shares of common stock  underlying certain convertible notes payable. The Company failed to  register these shares in timely fashion, and accordingly is subject to a penalty payable in additional shares of common stock (the “Penalty Shares”).   During the During the twelve months ended December 31, 2008, the Company had no accrual for the  issuance of Penalty Shares, as the maximum number of Penalty Shares issuable had been reached during the prior year.   During the twelve months ended December 31, 2007, the Company charged to operations the amount of  $64,984  representing the fair value of the liability for Penalty Shares incurred.  At December 31, 2008 and 2007, there were a total of 110,280,000 Penalty Shares issuable.

Loss from revaluation of penalty shares

During the years ended December 31, 2008 and 2007, the Company revalued the 110,280,000 Penalty Shares using the Black-Scholes valuation model, and at December 31, 2008 and 2007 recorded liabilities in the amount of $551,400 and $330,840, respectively.  These revaluations resulted in recording losses in the amount of $220,564 and $3,296 during the twelve months ended December 31, 2008 and 2007, respectively.

Fair value of warrants issued in excess of discount on notes payable

During the twelve months ended December 31, 2008, the Company issued convertible notes payable along with detachable warrants to purchase shares of common stock.  The fair value of these warrants exceeded the principal amount of the notes payable, and the Company charged this excess in the amount of $99,960 to operations.  There was no such charges during the prior year.

Loss from change in fair value of warrant liability

At December 31, 2008, the Company has outstanding warrants to purchase an aggregate 273,200,000  shares of the Company’s common stock.  The Company valued this warrant liability at December 31, 2008 at $1,388,287.    This revaluation resulted in a loss of $582,541  which the Company charged to operations during the year ended December 31, 2008.  This is an increase  $563,425  or approximately 2,947% compared to a loss of $19,116  from the revaluation of the warrant liability which the Company recorded during the twelve months ended December 31, 2007.

Fair value of conversion option liability

During the twelve months ended December 31, 2008, the Company charged to operations the amount of  $114,945 representing the fair value of a conversion option liabilities issued in excess of the amount of the discount on the related convertible notes payable.  There was no such charge during the prior year.

(Gain) loss from Change in Fair Value of Conversion Option Liability

At December 31, 2008, the Company had outstanding a liability to issue an aggregate of 285,000,000  shares of the Company’s common stock pursuant to convertible notes payable.  The Company revalued this liability at December 31, 2008 at $1,150,000.  This revaluation resulted in a loss of $182,583  which the Company included in operations for the year ended December 31, 2008.  This is an increase  of $193,681  or approximately 1,745% compared to a gain of $11,098 from the revaluation of the conversion option liability which the Company recorded during the twelve months ended December 31, 2007.

Net Loss

For the reasons above, the Company had a net loss for the period ended December 31, 2008 of $2,421,122, an increase  of  $1,774,786 or approximately 275% to compared a net loss  of $646,336  during the twelve months ended December 31, 2007.

Liquidity and Capital Resources at December 31, 2008

As of December 31, 2008, the Company had current assets of $469,111, consisting of cash of $160,545, loans receivable of $ 60,000, other current assets of  $9,000, and trade accounts receivable of $239,566.  Also, at December 31, 2008, the Company had current liabilities of  $6,033,769, consisting of accounts payable and accrued liabilities of $959,284 (of which $126,671 is payable to a related party); accrued interest of $437,269; accrued interest – related parties of $173,471; current portion of notes payable, net of discounts of $938,364; current portion of notes payable – related parties, net of discounts of $261,002; warrant liability of $1,388,287; option liability of $174,692; conversion option liability of $1,150,000; and penalty for late registration of shares of $551,400.  This resulted in a working capital deficit of $5,530,658.

During the twelve months ended December 31, 2008, the Company had cash used by operating activities of $113,070. The Company charged to operations $39,332 for depreciation and amortization, $168,621 for the loss on extinguishment of debt, $99,960 for the value of new warrants issued, $138,312 for the value of new options issued, $114,945 for the value of new conversion options liability, $78,137 for the amortization of the discount on notes payable, $35,360 for the amortization of the discount on accrued interest, $5,877 for the reverse on bad debt, $582,541 for the revaluation of the warrant liability, $182,586 for the revaluation of the conversion option liability, $220,560 for the revaluation of penalty shares, and recorded a gain of  $5,717 for the revaluation of the option liability,  The Company’s results  also reflect  an increase working capital deficiency of $2,335,172.

The Company had cash provided by investing act ivies of $3,871, which consisted of payments made on a loan receivable of $12,000 and acquisitions of property and equipment of $8,129.

The Company cash provided by financing activities of $195,134, which consisted of proceeds from notes payable of $200,000 and principal payments on debt of $4,866.

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

The independent auditors report on our December 31, 2008 financial statements state that our recurring losses raise substantial doubts about our ability as a going concern.

2009 Plans

During 2009, in addition to our efforts to increase sales in our existing foodservice operations we  plan to expand our business by extending our focus from a purely wholesale foodservice business directed towards chefs to commencing retail sales by making sales direct to consumers through a variety of direct to consumer sales channel relationships which are currently being explored. In addition we are currently exploring the introduction of a variety of new product categories, to leverage our existing foodservice customer base.

As discussed above, we also expect to improve our financial position, especially with respect to cash flows, by reducing our expenditures for professional fees to our attorneys and accountants, and by further improving our selling efforts.

No assurances can be given that any of these plans will come to fruition or that if implemented that they will necessarily yield positive results.

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

Transactions With Major Customers

The Company’s largest customer, US Foodservice, Inc. and its affiliates, accounted for approximately and 97%  and  95% of total sales in the years ended December 31, 2008, and 2007, respectively.  A contract with Next Day Gourmet, LP, a subsidiary of U.S. Foodservice, expires September 11, 2009. Negotiations are underway to extend the existing contract or to sign a new contract, and the Company has continued to have US Foodservice, Inc. as a customer. Of our remaining  active customers in the year ended December 31, 2008, no other single customer contributed 1% or more to our net revenue.

We continue to conduct business with U.S. Food Services.

Critical Accounting Policy and Accounting Estimate Discussion

Use of Estimates in the Preparation of Financial Statements

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  These estimates include certain assumptions related to doubtful accounts receivable, stock-based services, valuation of financial instruments, and income taxes.  On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  We believe our estimates have not been materially inaccurate in past years, and our assumptions are not likely to change in the foreseeable future.

Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $15,877 and $10,000 for doubtful accounts receivable at December 31, 2008, 2007, respectively.  Actual losses on accounts receivable were $0 for 2008 and 2007.  The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable.  Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly.  These estimates have been accurate in the past.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America. The estimated fair values approximate their carrying value because of the short-term maturity of these instruments or the stated interest rates are indicative of market interest rates.  These fair values also vary due to the market price of the Company’s stock at the date of valuation.  Generally, these liabilities will increase as the price of the Company’s stock increases (with resultant gain), and decrease as the Company’s stock decreases (yielding a loss).  These fluctuations are likely to continue as long as the Company has large financial instrument liabilities on its balance sheet.  Should the Company succeed in removing these liabilities from its balance sheet, either by satisfying them or by reclassifying them as equity, the amount of gains and losses recognized will be reduced.

Income Taxes

The Company has a history of losses, and as such has recorded no liability for income taxes. Until such time as the  Company begins to generate a profit and provides evidence that a continued profit is a reasonable expectation, management will not determine that there is a basis for accruing an income tax liability.   These estimates have been accurate in the past as the  Company has  not yet generated a profit.

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

A summary of option activity  as of December 31, 2007, and changes during the period ended December 31, 2008 are presented below:

	Options	Weighted Average Exercise Price
Outstanding as December 31,2007	15,500,000	$0.021

Non-vested at December 31, 2007	200,000	$0.500
Exercisable at December 31, 2007	15,300,000	$0.010

Issued	20,000,000	$0.007
Exercised	--	--
Forfeited or expired	--	--
Outstanding at December 31, 2008	35,500,000	$0.013

Non-vested at December 31, 2008	35,400,000	$0.012
Exercisable at December 31, 2008	100,000	$0.500

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2007 and 2008 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was  $0.003 and $0.005  as of December 31, 2007 and 2008, respectively, and the exercise price multiplied by the number of options outstanding. As of December 31, 2007 and 2008, total unrecognized stock-based compensation expense related to stock options was $0. During the years ended December 31, 2007 and 2008, the Company charged $0 and   $67,500, respectively, to operations related to recognized stock-based compensation expense for employee stock options.

ITEM 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Innovative Food Holdings, Inc.
Naples, Florida

We have audited the accompanying consolidated balance sheets of Innovative Food Holdings, Inc and subsidiaries (“the Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform, an audit of its Internal Control over financial reporting.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 15, the Company has incurred significant losses from operations since its inception and has a working capital deficiency.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 15.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bernstein & Pinchuk LLP
New York, New York
April 7, 2009

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2008	2007
ASSETS		(Restated)

Current assets

Cash and cash equivalents	$160,545	$74,610
Accounts receivable, net	239,566	243,148
Interest receivable	-	7,147
Loan receivable, current portion net	60,000	285,000
Other current assets	9,000	7,030

Total current assets	469,111	616,935

Loan receivable, net	93,000	-
Property and equipment, net	52,620	83,823

	$614,731	$700,758

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Accounts payable and accrued liabilities	$832,613	$692,586
Accrued liabilities- related parties	126,671	73,027
Accrued interest, net	437,269	316,058
Accrued interest - related parties, net of discount	173,471	142,621
Notes payable, current portion, net of discount	938,364	927,870
Notes payable - related parties, current portion, net of discount	261,002	278,000
Warrant liability	1,388,287	431,188
Option liability	174,692	42,097
Conversion option liability	1,150,000	612,134
Penalty for late registration of shares	551,400	330,840
Total current liabilities	6,033,769	3,846,421

Note payable	10,723	16,083
	6,044,492	3,862,504
Stockholders' deficiency
Common stock, $0.0001 par value; 500,000,000 shares authorized;
183,577,038 and 181,787,638 shares issued, and 173,577,038 and
171,787,638 shares outstanding at December 31, 2008 and 2007, respectively	18,358	18,179
Additional paid-in capital	1,985,335	1,832,407
Accumulated deficit	(7,433,454)	(5,012,332)
Total stockholders' deficiency	(5,429,761)	(3,161,746)

	$614,731	$700,758

See notes to consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2008	2007
		(Restated)

Revenue	$6,969,730	$6,733,402

Cost of goods sold	5,628,101	5,051,629
Gross margin	1,341,629	1,681,773

Selling, General and administrative expenses	1,879,239	1,749,192

Operating loss	(537,610)	(67,419)

Other (income) expense:
Impairment of notes receivable	142,124	-
Interest (income) expense, net	372,175	502,619
Loss on extinguishment of debt	168,620	-
Cost of penalty for late registration of shares	-	64,984
Loss on revaluation of penalty shares	220,564	3,296
Fair value of warrants issued in excess of discount on notes	99,960	-
Loss from change in fair value of warrant liability	582,541	19,116
Fair value of conversion options issued	114,945	-
(Gain) loss from change in fair value of conversion option liability	182,583	(11,098)
	1,883,512	578,917

Loss before tax expense	(2,421,122)	(646,336)

Income tax expense	-	-

Net loss	$(2,421,122)	$(646,336)

Net loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding - basic and diluted	182,011,728	154,106,110

See notes to consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007
Cash flows from operating activities:		(Restated)

Net loss	$(2,421,122)	$(646,336)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	39,332	49,415
Stock issued to employees for services performed	-	8,125
Loss on extinguishment of debt	168,620	-
Fair value of warrants issued	99,960	-
Fair value of stock options issued	138,312	37
Fair value of conversion options issued	114,945	-
Amortization of discount on notes payable	78,137	181,952
Amortization of discount on accrued interest	135,360	155,249
Impairment of investment in notes receivable	142,124	-
Allowance for bad debt	5,877	-
Cost of penalty due to late registration of shares	-	64,984
Change in fair value of warrant liability	582,541	19,116
Change in fair value of option liability	(5,717)	1,624
Change in fair value of conversion option liability	182,583	(11,097)
Revaluation of penalty for late registration of shares	220,564	3,296
Changes in assets and liabilities:
Accounts receivable	(2,295)	72,551
Prepaid expenses and other current assets	(1,970)	8,479
Accounts payable and accrued expenses- related party	84,495	-
Accounts payable and accrued expenses	325,184	95,997
Net cash (used in) provided by operating activities	(113,070)	3,392

Cash flows from investing activities:
Principal payments received on loan	12,000	-
Acquisition of property and equipment	(8,129)	(40,610)
Net cash provided by (used in) investing activities	3,871	(40,610)

Cash flows from financing activities:
Proceeds from issuance of debt	200,000	-
Principal payments on debt	(4,866)	(6,690)

Net cash provided by (used in) financing activities	195,134	(6,690)

Increase (decrease) in cash and cash equivalents	85,935	(43,908)

Cash and cash equivalents at beginning of year	74,610	118,518

Cash and cash equivalents at end of year	$160,545	$74,610

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$1,926	$2,268

Taxes	$-	$-

Other items not affecting cash:
Revaluation of conversion option liability	$297,528	$(11,098)

Revaluation of warrant liability	$682,501	$19,116

Cost of penalty for late registration for shares	$-	$64,984

Cancellation of shares of common stock	$-	$557

Common stock issued to employees as bonus	$-	$8,125

Common stock issued for conversion of notes payable and accrued interest	$-	$164,000

See notes to consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Deficiency
For the two years ended December 31, 2008

	Common Stock
	Amount	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2006	151,310,796	$15,131	$1,358,334	$(4,365,996)	$(2,992,531)

Common shares cancelled	(5,573,158)	(557)	557	-	-

Common shares issued for employee bonuses	3,250,000	325	7,800	-	8,125

Common stock issued for conversion of note payable and accrued interest	32,800,000	3,280	160,720	-	164,000

Reclassification of conversion option liability	-	-	149,747	-	149,747

Discount due to Beneficial conversion feature on interest accrued on convertible notes payable	-	-	155,249	-	155,249

Loss for the year ended December 31, 2007	-	-	-	(646,336)	(646,336)

Balance at December 31, 2007 (Restated)	181,787,638	$18,179	$1,832,407	$(5,012,332)	$(3,161,746)

Common stock issued for the conversion of notes payable and accrued interest	1,789,400	179	8,768	-	8,947

Reclassification of conversion option liability	-	-	8,800	-	8,800

Discount due to Beneficial conversion feature on interest accrued on convertible notes payable	-	-	135,360	-	135,360

Loss for the year ended December 31, 2008	-	-	-	(2,421,122)	(2,421,122)

Balance as of December 31, 2008	183,577,038	$18,358	$1,985,335	$(7,433,454)	$(5,429,761)

.

See notes to consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Business Activity

Food Innovations, Inc. (“FII”) is in the business of providing premium white tablecloth restaurants with the freshest origin-specific perishables and specialty products direct from its network of vendors to the end users (restaurants, hotels, country clubs, national chain accounts, casinos, and catering houses) within 24 - 72 hours, except as stated hereafter, eliminating all wholesalers and distributors. We currently sell the majority of our products through a distributor relationship with Next Day Gourmet, L.P., a subsidiary of US Foodservice, Inc. (“USF”), a $20 Billion broadline distributor.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned operating subsidiary,  Food Innovations, Inc.  and its other wholly-owned subsidiaries Food New Media Group, Inc.  and 4 The Gourmet, Inc.  All material intercompany transactions have been eliminated upon consolidation of these entities.

Revenue Recognition

The Company recognizes revenue upon product shipment.   We ship all our products either overnight shipping terms or three day shipping terms to the customer and the customer takes title to product and assumes risk and ownership of the product when it is shipped.  Shipping changes to customers and sales taxes collectible from customers, if any, are included in revenues.

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting  Bulletin ("SAB") No. 104,  "Revenue  Recognition,"  which superseded SAB No. 101, "Revenue  Recognition in Financial  Statements." SAB No. 104 requires that four basic criteria must be met before revenue can be recognized:  (1) persuasive  evidence of an arrangement exists; (2) delivery has occurred;   (3)  the  selling   price  is  fixed  and   determinable;   and  (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.  SAB No. 104 incorporates Emerging Issues Task Force ("EITF") No. 00-21,  "Multiple-Deliverable Revenue Arrangements."  EITF No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The effect of implementing EITF No. 00-21 on the Company's consolidated financial position and results of operations was not significant. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.  EITF No.  00-21 became effective for revenue arrangements entered into in periods beginning after June 15, 2003.  For revenue arrangements occurring on or after August 1, 2003, the Company revised its revenue recognition policy to comply with the provisions of EITF No. 00-21 and EITF 99-19.

Cost of goods sold

We have included in cost of good sold all costs which are directly related to the generation of revenue. These costs include primarily the cost of the product plus the shipping costs.

Selling, general, and administrative expenses

We have included in selling, general, and administrative expenses all other costs which support the Company’s operations but which are not includable as a cost of sales. These include primarily payroll, facility costs such as rent and utilities, selling expenses such as commissions and advertising,, and other administrative costs including professional fees.  Advertising costs are expensed as incurred.

Cash and Cash Equivalents

Cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  Accounts receivable are presented net of an allowance for doubtful accounts of $15,877 and  $10,000 at December 31, 2008 and 2007, respectively.

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

Long-Lived Assets

The Company reviews its property and equipment and any  identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for impairment is required to be performed by management at least annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

As of December 31, 2008, the Company’s management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

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

The Company has excluded the following securities from the calculation of diluted net loss per share because these securities are anti-dilutive:

Anti-dilutive shares at December 31, 2008:

Warrants to purchase 179,700,000 shares at $0.005 per share, 18,500,000 shares at $0.011 per share, and 74,000,000  shares at $0.0115 per share were not included in the computation of loss per share  because the warrant exercise prices were  greater than the average market price of the common shares.  Also not included in the calculation of loss per share were 399,984,600 shares issuable upon the conversion of debt and convertible interest; 35,500,000 shares issuable upon the conversion of options, 110,280,000 penalty shares issuable because the effect would have been anti-dilutive; 5,000,000 shares of common stock the Company has committed to issue to a service provider; and 3,000,000 shares of common stock the Company has committed to issue to its President.

Anti-dilutive shares at December 31, 2007:

Warrants to purchase 136,500,000 shares at $0.005 per share, 10,500,000 shares at $0.011 per share, and 136,500,000 shares at $0.005 per share were not included in the computation of earnings per share because the warrant exercise prices were greater than the average market price of the common shares.  Also not included in the calculation of earnings per share were 255,684,260 shares issuable upon the conversion of debt and convertible interest; 15,500,000 shares issuable upon the conversion of options, and  98,900,000 penalty shares issuable because the effect would have been antidilutive.

Liquidity

As reflected in the accompanying consolidated financial statements, the Company had net losses of $2,421,122  and $646,336 for the years ended December 31, 2008 and 2007, respectively.  This  variance was principally due to changes in fair values of warrant, conversion option and registration penalty liabilities rather to differences in actual operating results.  The Company  has an accumulated deficit of  $7,433,454  at  December 31, 2008.  In addition, the Company’s current liabilities exceeded its current assets by   $5,564,658  as of December 31, 2008.  Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

Historically, we have funded our operations from cash generated by operations and from the issuance of both debt and equity securities.  The Company’s cash on hand may be insufficient to fund its planned operating needs.  Management is continuing to pursue new debt and/or equity financing and is continually evaluating the Company’s cash and capital needs.

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

By adjusting its operation and development to the level of available resources, management believes it has sufficient capital resources to meet projected cash flow through the next twelve months. The Company also intends to increase market share and cash flow from operations by focusing its sales activities on specific market segments. However, if thereafter, the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.  Currently, we do not have any material long-term obligations other than those described in Note 7 to the financial statements included in this report, nor have we identified any long-term obligations that we contemplate incurring in the near future. As we seek to increase our sales of perishables, as well as identify new and other consumer oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

The independent auditors report on our December 31, 2008 financial statements state that our recurring losses raise substantial doubts about our ability as a going concern.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At December 31, 2008 and 2007, trade receivables from the Company’s largest customer amount to 86% and 81%, respectively, of total trade receivables.

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

In August 2005, the Company’s commitments to issue shares of common stock first exceeded its common stock authorized. At this time, the Company began to value its stock options via the liability method of accounting. Pursuant to guidance in SFAS 123(R), the cost of these options are valued via the Black-Scholes valuation method when issued, and re-valued at each reporting period.  The gain or loss from this revaluation is charged to compensation expense during the period.  Options expense and gain or loss on revaluation during the twelve months ended December 31, 2007 and 2008 are summarized in the table below:

	December 31,
	2008	2007

Option expense	$50	$37

(Gain) loss on revaluation of options	(5,717)	1,623

A summary of option activity as of December 31, 2007, and changes during the period ended December 31, 2008 are presented below:

	Options	Weighted Average Exercise Price
Outstanding as December 31,2007	15,500,000	$0.021

Non-vested at December 31, 2007	200,000	$0.500
Exercisable at December 31, 2007	15,300,000	$0.010

Issued	20,000,000	$0.007
Exercised	--	--
Forfeited or expired	--	--
Outstanding at December 31, 2008	35,500,000	$0.013

Non-vested at December 31, 2008	100,000	$0.500
Exercisable at December 31, 2008	35,400,000	$0.012

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2007 and 2008 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was  $0.003 and $0.005  as of December 31, 2007 and 2008, respectively, and the exercise price multiplied by the number of options outstanding. As of December 31, 2007 and 2008, total unrecognized stock-based compensation expense related to stock options was $0. During the years ended December 31, 2007 and 2008, the Company charged $37 and   $138,313, respectively, to operations related to recognized stock-based compensation expense for employee stock options.

Significant Recent Accounting Pronouncements

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 supersedes EITF Issue No. 01-6, The Meaning of ‘Indexed to a Company’s Own Stock’, and provides guidance in evaluating whether certain financial instruments or embedded features can be excluded from the scope of SFAS No. 133, Accounting for Derivatives and Hedging Activities (“SFAS 133”). EITF 07-5 sets forth a two-step approach that evaluates an instrument’s contingent exercise and settlement provisions for the purpose of determining whether such instruments are indexed to an issuer’s own stock (a requirement necessary to comply with the scope exception under SFAS 133). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently assessing the impact related to the adoption of EITF 07-5 on our financial instruments.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquired company at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS 141(R) also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired company, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or conform the guidance in that literature to that provided in SFAS 141(R). SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The potential impact of adopting SFAS 141(R) will depend on the magnitude and frequency of our future acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. SFAS 160 also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of operations. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. SFAS 160 also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for all fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not believe that its adoption will have a significant impact on our consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not believe that its adoption will have a significant impact on our consolidated financial statements.

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

 2. ACCOUNTS RECEIVABLE

At December 31, 2008 and 2007, accounts receivable consists of:

	December 31, 2008	December 31, 2007
Accounts receivable from customers	$255,443	$253,148
Allowance for doubtful accounts	(15,877)	(10,000)
Accounts receivable, net	$239,566	$243,148

3. LOAN RECEIVABLE AND INTEREST RECEIVABLE

The balance of loan receivable consisted of a loan to Pasta Italiana, Inc. in the net carrying amount of $153,000 at December 31, 2008 and $285,000 at December 31, 2007, respectively.  This  note bears interest at the rate of  15% per annum.  The loan was renegotiated during the twelve months ended December 31, 2008, and resulted in the Company recognizing an impairment to the loan in the amount of $142,124, which was charged to operations during the year ended December 31, 2008.  This impairment was based upon the renegotiated principal and interest amount due the Company.  At December 31, 2008, $60,000 of the amount due is classified as a current asset, and $93,000 is classified as a long term asset. At December 31, 2007, $285,000 was classified as a current asset, and none is classified as a long-term asset.  (See note 17).

4. PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, 2008 and 2007, is as follows:

	December 31, 2008	December 31, 2007
Computer hardware and software	$292,608	$288,228
Furniture and fixtures	67,298	63,565
	359,906	351,793
Less accumulated depreciation and amortization	(307,286)	(267,970)
Total	$52,620	$83,823

Depreciation and amortization expense for property and equipment amounted to $39,332  and $49,415 for the year ended December 31, 2008 and 2007, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2008 and 2007 are as follows:

	December 31,	December 31,
	2008	2008

Trade payables	$824,172	$678,455
Accrued payroll and commissions	8,441	14,131

	$832,613	$692,586

At December 31, 2008 and 2007, accrued liabilities to related parties consisted of accrued payroll and payroll related benefits.

6.  ACCRUED INTEREST

Accrued interest on the Company’s convertible notes payable is convertible at the option of the note holders into the Company’s common stock at price ranging from of $0.005 to $0.010 per share .  There is a beneficial conversion feature embedded in the convertible accrued interest.  The Company is amortizing this beneficial conversion feature over the life of the related  notes payable.  Certain of the notes payable have exceeded their stated  terms, and are still outstanding; in those instances, the Company expenses the value of the beneficial conversion feature on the accrued interest immediately.

During the twelve months ended December 31, 2008 and 2007, the amounts of $135,360, and $155,249, respectively, were credited to additional paid-in capital as a discount on convertible interest.  The aggregate amount of discounts on convertible interest charged to operations during the twelve months ended December 31, 2008 and 2007 was $135,360 and $155,249, respectively.

At December 31, 2008, the Company has the following accrued interest on its balance sheet:

	Gross	Discount	Net
Non-related parties	$441,013	$3,744	$437,269
Related parties	173,471	-	173,471
Total	$614,484	$3,744	$610,740

At December 31, 2007, the Company has the following accrued interest on its balance sheet:

	Gross	Discount	Net
Non-related parties	$316,058	$-	$316,058
Related parties	142,621	-	142,621
Total	$458,679	$-	$458,679

Certain of the accrued interest is convertible in to shares of the Company’s common stock at prices ranging from $0.005 to $0.010 per share. At December 31, 2008, convertible accrued interest was $587,981 which was convertible into 114,043,320 shares of common stock; at December 31, 2007, convertible accrued interest was $438,195 which  was convertible into 84,968,520 shares of common stock.

7. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

December 31, 2008	December 31, 2007
Convertible note payable in the original amount of $350,000 to Alpha Capital Aktiengesselschaft (“Alpha Capital”), dated February 25, 2005. This note consists of $100,000 outstanding under a previous note payable which was cancelled on February 25, 2005, and $250,000 of new borrowings. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note  entered technical default status on May 16, 2005.   The note originally carried  interest at the rate of 8% per annum, and  was due in full on February 24, 2007.  Upon default, the note’s interest rate increased to 15% per annum, and the note became immediately due. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $250,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company  at a conversion price of $0.005 per share . Interest in the amount of $51,889 and $51,747  was accrued on this note during the twelve months ended December 31, 2008   and 2007, respectively. During the twelve months ended December 31, 2006 the note holder converted $5,000 into shares of common stock. During the twelve months ended December 31, 2006 the holder of the note converted $27,865 of accrued interest into common stock.   This note is in default at December 31, 2008 and 2007.
$345,000	$345,000

Convertible note payable in the amount of $160,000 to Michael Ferrone, a board member and related party, dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on March 11, 2006. On February 25, 2005, an amendment to the convertible note was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible by the holder into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $160,000 was recorded as a discount to the note, and was amortized  to interest expense during the twelve months ended December 31, 2004 and 2005.  Interest in the amount of $0 and $10,835  was accrued on this note during  the twelve months ended December 31, 2008, and 2007, respectively. During the twelve  months ended December 31, 2007, the note holder converted a total of $160,000 of principal into 32,000,000 shares of common stock.

-	-
 Convertible note payable in the original amount of $100,000 to Joel Gold, a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible by the holder into common stock of the Company at a conversion price of $0.005 per share .  A beneficial conversion feature in the amount of $100,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004 and 2005. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share.  Interest in the amount of $2,005  and $1,999 was accrued on this note during the twelve months ended December 31, 2008, and 2007, respectively.  During the twelve months ended December 31, 2006, $75,000 of the principal amount was converted into common stock. This note was in default at December 31, 2008 and  2007.

25,000	25,000
Convertible note payable in the amount of $85,000 to Briolette Investments, Ltd, dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on March 11, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature  in the amount of $85,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible by the holder into common stock of the Company at a price of $0.005 per share. Interest in the amount of $3,064  and $3,039  was accrued on this note during the twelve months ended December 31, 2008 and 2007, respectively. During the twelve months ended December 31, 2005, the note holder converted $44,000 of the note payable into common stock.    During the twelve months ended December 31, 2006, the Company made a $3,000 cash payment on the principal amount of the note.  This note is in default at December 31, 2008 and 2007.
38,000	38,000

Convertible note payable in the amount of $80,000 to Brown Door, Inc., dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on March 11, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $80,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share.  Interest in the amount of $6,420 and $6,403 was accrued on this note during the twelve months ended December 31, 2008,  and 2007, respectively. This note is in default at December 31, 2008 and 2007.

80,000	80,000
Convertible note payable in the amount of $50,000 to Whalehaven Capital Fund, Ltd. (“Whalehaven Capital”) dated February 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisites numbers of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note is in technical default as of May 16, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on February 24, 2007. Upon default, the note’s interest rate increased to 15% per annum, and the note became due immediately. The note is convertible into common stock of the Company at a conversion of $0.005 per share.  A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in May, 2005.  Accrued interest is convertible into common stock of the Company at a price of $0.005 per share.  Interest in the amount of $6,019  and $6,002 was accrued on this note during the twelve months ended December 31, 2008 and 2007, respectively.  During the twelve months ended December 31, 2006, $10,000 of principal and $589 of accrued interest was converted into common stock.   This note is in default at December 31, 2008 and 2007.

40,000	40,000
Convertible note payable in the amount of $50,000 to Oppenheimer & Co., / Custodian for Joel Gold IRA, a related party, dated March 14, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006.  Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $4,014 and $4,003 was  accrued on this note during the twelve months ended December 31, 2008, and 2007, respectively. This note is in default at December 31, 2008 and 2007.

50,000	50,000
Convertible note payable in the original amount of $30,000 to Huo Hua dated May 9, 2005. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006.  The note is convertible into common stock of the Company  at a conversion of $0.005 per share . A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005 and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share.  Interest in the amount of $1,607 and $1,603 was  accrued on this note during the twelve months ended December 31, 2008 and 2007, respectively. During the twelve months ended December 31, 2006, the note holder converted $10,000 of principal into common stock.  This note is in default at December 31, 2008 and 2007.
20,000	20,000

Convertible note payable in the amount of $25,000 to Joel Gold a board member and related party, dated January 25, 2005. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on January 25, 2007.  The note is convertible into common stock of the Company  at a conversion of $0.025 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005, 2006, and 2007. Accrued interest is convertible into common stock of the Company at a price of $0.025 per share. Interest in the amount of $2,005  and $1,999 was accrued on this note during the twelve months ended December 31, 2008 and 2007, respectively.  This note is in default at December 31, 2008 and 2007.

25,000	25,000
Convertible note payable in the amount of $25,000 to The Jay & Kathleen Morren Trust  dated January 25, 2005. The note bears interest at the rate of 6% per annum, has no provisions for a default or past due rate and was due in full on January 25, 2007.  The note is convertible into common stock of the Company  at a conversion of $0.005 per share . A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005, 2006, and 2007. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $1,500 and was $1,496 accrued on this note during the twelve months ended December 31, 2008 and 2007, respectively.  This note is in default at December 31, 2008 and 2007.

25,000	25,000
Convertible note payable in the amount of $10,000 to Lauren M. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share . A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $804 and $801  was accrued on this note during the twelve months ended December 31, 2008, and 2007, respectively.     This note is in default at December 31, 2008 and 2007.

10,000	10,000
Convertible note payable in the amount of $10,000 to Richard D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share . A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $804 and $801  was accrued on this note during the twelve months ended December 31, 2008, and 2007, respectively.  .   This note is in default at December 31, 2008 and 2007.
10,000	10,000

Convertible note payable in the amount of $10,000 to Christian D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of  8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share . A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $804 and $801  was accrued on this note during the twelve months ended December 31, 2008, and 2007, respectively.   This note is in default and December 31, 2008 and 2007.

10,000	10,000
Convertible note payable in the amount of $10,000 to Andrew I. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share . A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $804 and $801  was accrued on this note during the twelve months ended December 31, 2008, and 2007, respectively.    This note is in default at December 31, 2008 and 2007.

10,000	10,000
Convertible note payable in the amount of $8,000 to Adrian Neilan dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and is due in full on October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $8,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $641 and $639 was accrued on this note during the twelve months ended December 31, 2008, and 2007, respectively.

8,000	8,000
Convertible note payable in the amount of $5,000 to Matthias Mueller dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share . A beneficial conversion feature in the amount of $5,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $402  and $401 was accrued on this note during the twelve months ended December 31, 2008, and 2007, respectively.
5,000	5,000

Convertible note payable in the amount of $120,000 to Alpha Capital dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note is in technical default as of November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. The note is convertible into common stock of the Company  at a conversion of $0.005 per share . A beneficial conversion feature in the amount of $120,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share . Interest in the amount of $18,049  and $18,000 was accrued on this note during the twelve months ended December 31, 2008 and 2007, respectively. This note is in default at December 31, 2008 and 2007.
120,000	120,000

Convertible note payable in the amount of $30,000 to Whalehaven Capital dated August 25, 2005.  We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default as of November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. The note is convertible into common stock of the Company  at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November 2005.  . Accrued interest is convertible into common stock of the Company at a price of $0.005 per share . Interest in the amount of $4,512  and $4,599 was accrued on this note during the twelve months ended December 31, 2008 and 2007, respectively.  This note is in default at December 31, 2008 and 2007.
30,000	30,000

Convertible note payable in the original amount of $25,000 to Asher Brand, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default as of November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due The note is convertible into common stock of the Company  at a conversion of $0.005 per share . A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share  Interest in the amount of $3,382 and $3,452  was accrued on this note during the twelve months ended December 31, 2008 and 2007, respectively. During the twelve  months ended December 31, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock, and during the twelve months ended December 31, 2008, the holder of the note converted an additional $3,000 of principal into common stock.  This note is in default at December 31, 2008 and 2007.
20,000	23,000

Convertible note payable in the original amount of $25,000 to Momona Capital, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default at November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due The note is convertible into common stock of the Company  at a conversion of $0.005 per share . A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $3,355 and $3,452 was accrued on this note during the twelve months ended December 31, 2008 and 2007, respectively During the twelve months ended December 31, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock, and during the twelve months need December 31, 2008, the holder of the note converted an additional $5,000 principal into common stock. This note is in default at December 31, 2008 and 2007.

18,000	23,000
Convertible note payable in the amount of $10,000 to Lane Ventures dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default at November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. The note is convertible into common stock of the Company  at a conversion of $0.005 per share . A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November, 2005.  Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $900 and $897 was accrued on this note during the  twelve months ended December 31, 2008 and 2007, respectively.   During the twelve months ended December 31, 2006, the holder of the note converted $4,000 of principal and $1,467 of accrued interest into common stock.  This note is in default at December 31, 2008 and 2007.

6,000	6,000
Note payable in the amount of $120,000 to Alpha Capital, dated February 7, 2006. The originally carried interest at the rate of 15% per annum, and was originally due in full on February 7, 2007. The Company was not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable. During the three months ended September 30, 2007, the Company extended the due date of the notes one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholders to convert the notes and accrued interest into common stock of the Company at a rate of $0.005 per share. This note entered technical default on October 31, 2007.  The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $95,588 and amortized this discount to interest expense when the note entered default status in October 2007.
On March 12, 2008, the Company extended this note to March 4, 2009.  As consideration for the extension of this notes, the Company issued five-year warrants as follows: warrants to purchase 24,000,000 shares of common stock at $0.0115 per share; 6,000,000shares of common stock at $0.011 per share; and 2,400,000 shares of common stock at $0.005 per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $126,465. This transaction was accounted for as an extinguishment of debt, and a loss of  $126,465 was charged to operations during the twelve months ended December 31, 2008.  Interest in the amount of $24,065  and $23,999 was accrued on this note during the twelve months ended December 31, 2008 and 2007, respectively.

120,000	120,000
Note payable in the amount of $30,000 to Whalehaven Capital dated February 7, 2006. The note originally  carried interest at the rate of 15% per annum, and was due in full on February 7, 2007. The Company was not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable.   During the three months ended September 30, 2007, the Company extended the due date of the notes one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholders to convert the notes and accrued interest into common stock of the Company at a rate of $0.005 per share. This note entered technical default on October 31, 2007.  The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $23,897 and amortized this discount to interest expense when the note entered default status in October 2007.    On March 12, 2008, the Company extended this note to March 4, 2009.  As consideration for the extension of this  notes, the Company issued five-year warrants as follows: warrants to purchase 6,000,000 shares of common stock at $0.0115 per share; 1,500,000 shares of common stock at $0.011 per share; and 600,000 shares of common stock at $0.005 per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $31,616. This transaction was accounted for as an extinguishment of debt, and a loss of  $31,616 was charged to operations during the twelve months ended December 31, 2008.  Interest in the amount of $4,512  and $4,497 was accrued on this note during the twelve months ended December 31, 2008 and 2007, respectively.
30,000	30,000

Note payable in the amount of $75,000 to Michael Ferrone, dated August 2, 2004. The note bears interest at the rate of 8% per annum, and was due in full on February 2, 2005.  On September 30, 2008, this note was extended to December 31, 2009 in exchange for adding a convertibility feature to the note. This feature allows for conversion to common stock at a price of $0.005 per share. The Company valued this beneficial conversion feature at the amount of $89,945 using the Black-Scholed valuation model.  $75,000 of this amount was charged to discount on the note; $4,001 of this discount was amortized to interest expense during the year ended December 31, 2008. The balance of the beneficial conversion feature in the amount of $14,945 was  charged to interest expense during the year ended December 31, 2008.  Interest in the amount of $6,019 and $6,002  was accrued on this note  during the twelve months ended December 31, 2008,  and 2007, respectively

	75,000	75,000
Twenty-six  convertible notes payable in the amount of $4,500 each to Sam Klepfish, the Company’s CEO and a related party, dated the first of the month beginning on November 1, 2006, pursuant to the Company’s employment agreement with Mr. Klepfish, the amount of $4,500 in salary is accrued each month to a note payable. These notes bear interest at the rate of 8% per annum and have no due date. These notes and accrued interest are convertible into common stock of the Company at a rate of $0.005 per share.  Beneficial conversion features in the aggregate amount of $9,000 for the year ended December 31, 2006, $39,190 for the year ended December 31, 2007, and  $58,464 for the year ended December 31, 2008 for calculated using the Black-Scholes valuation model.  Since these  notes are payable on demand, the value of these discounts were charged  immediately to interest expense.   Interest in the aggregate amount of $7,171  and $2,982 was accrued on these notes during the twelve months ended December 31, 2008 and 2007, respectively.

	117,000	63,000
Note payable in the amount of $10,000 to Alpha Capital, dated May 19, 2006. The originally carried interest at the rate of 15% per annum, and was originally due in full on November 19, 2006. The Company is not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at February 20 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable. During the three months ended September 30, 2007, the Company extended the due date of the notes one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholders to convert the notes and accrued interest into common stock of the Company at a rate of $0.005 per share. This note entered technical default on October 31, 2007. The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $7,966 and amortized this discount to interest expense when the note entered default status in October 2007.  On March 12, 2008, the Company extended this note to March 4, 2009.  As consideration for the extension of this notes, the Company issued five-year warrants as follows: warrants to purchase 2,000,000 shares of common stock at $0.0115 per share; 500,000 shares of common stock at $0.011 per share; and 200,000 shares of common stock at $0.005 per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $10,539. This transaction was accounted for as an extinguishment of debt, and a loss of  $10,539 was charged to operations during the twelve months ended December 31, 2008.  Interest in the amount of $2,005  and $1,999 was accrued on this note during the twelve months ended December 31, 2008 and 2007, respectively.
	10,000	10,000
Twelve one-year notes payable in the amount of $1,500 each for an aggregate amount of $18,000 to Mountain Marketing, for services. A note in the amount of $1,500 is dated as of the last day of each month of the year ended December 31, 2008. These notes are convertible into common stock of the Company at the rate of $0.005 per share. Discounts in the aggregate amount of $15,664 were amortized to interest during the year ended December 31, 2008. These notes do not bear interest.	18,000	--
Note payable in the original amount of $25,787 to Microsoft Corporation dated May 3, 2006. The note bears interest at the rate of 9.7% per annum, and is payable in 60 monthly payments of $557 beginning October 1, 2006. Negative interest in the amount of $2,269 and $1,263 was capitalized to this note during the twelve months ended December 31, 2008 and 2007, respectively. Principal and interest in the amounts of $6,690 and $4,421 were paid on this note during the twelve months ended December 31, 2008 and 2007, respectively.	16,087	20,953

Convertible note payable  in the amount of $200,000 to Alpha Capitol, dated December 31, 2008.  This note bears interest at the rate of 8% per annum, and is due in full on December 31, 2009.  Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share.  Also issued with this note are warrants to purchase 40,000,000 shares of the Company’s common stock at a price of $0.005 per share.  The Company calculated a discount to the note in the amount of $200,000, and recorded no amortization for this discount during the year ended December 31, 2008 as the note was dated the last day of the year. Amortization of the discount will begin in January, 2009.   During the year ended December 31, 2008, the Company recorded no interest on this note.

	200,000	--
	$1,481,087	$1,221,953

	Note	Unamortized	Net of
December 31, 2008:	Amount	Discounts	Discount
Notes payable - current portion	$938,364	$-	$938,364
Notes payable - related parties, current portion	332,000	(70,998)	261,002
Notes payable	210,723	(200,000)	10,723
Total	$1,481,087	$(270,998)	$1,210,089

	Note	Unamortized	Net of
December 31, 2007:	Amount	Discounts	Discount
Notes payable - current portion	$927,870	$-	$927,870
Notes payable - related parties, current portion	278,000	-	278,000
Notes payable	16,083	-	16,083
Total	$1,221,953	$-	$1,221,953

	Twelve months ended
	December 31,
	2008	2007

Discount on Notes Payable amortized to interest expense:	$78,137	$181,952

Conversion Options Embedded in Convertible Notes

The Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133 ‘‘Accounting for Derivative Instruments and Hedging Activities’’ and EITF 00-19 ‘‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’’ SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19.

At December 31, 2008 and 2007, the Company had outstanding  $1,465,000 and $1,126,000 in principal, respectively, of various convertible notes with embedded conversion options accounted for as free standing derivative financial instruments in accordance with SFAS 133 and EITF 00-19.   The fair value of these embedded conversion options was $1,150,000 and $612,134 at December 31, 2008 and 2007, respectively.  The fair value of these embedded conversion options were estimated at December 31, 2008 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.27%; expected dividend yield of 0%; expected option life  of 10; and volatility of 332.67%.  The fair value of these embedded conversion options were estimated at December 31, 2007 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 4.25%; expected dividend yield of 0%; expected option life  of 10; and volatility of 194.46%.  The expected term of 10 years was used for all notes in both periods because several of the notes are currently or have been in default, and accordingly the term of the note is deemed not relevant as a variable for the Black-Scholes calculation.  The Company revalues the conversion options at each reporting period, and charges any change in value to operations. During the years ended December 31, 2008 and 2007, the Company recorded a loss of $182,583 and a gain of $11,098, respectively, due to the change in value of the conversion option liability.

When convertible notes payable are satisfied by payment or by conversion to equity, the Company revalues the related conversion option liability at the time of the payment or conversion.  The conversion option liability is then relieved by this amount, which is charged to additional paid-in capital.  During the years ended December 31, 2008 and 2007, conversion option liabilities in the amounts of $149,747 and $8,800 were transferred from liability to equity  due to the conversion or payment of the related convertible notes payable.

Discounts on notes payable

The Company calculates the fair value of any beneficial conversion features embedded in its convertible notes via the Black-Scholes valuation method. The Company also calculates the fair value of any detachable warrants offered with its convertible notes via the Black-Scholes valuation method.  The instruments are considered discounts to the notes, to the extent the aggregate value of the warrants and conversion features do not exceed the face value of the notes. These discounts are amortized to interest expense via the effective interest method over the term of the notes.  The fair value of these instruments is expensed as original issue discount to the extent that the value of these instruments exceeds the face value of the  notes.

Extension of notes payable

The Company accounts for modifications of its notes payable according to the guidance in EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”) and EITF 06-6, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF 06-6”).  Pursuant to EITF 96-19, changes to an existing note should be accounted for as an extinguishment of the note with resultant gain or loss if the present value of the cash flows from the new note vary by  more than 10% from the present value of the cash flows from the original note.  EITF 06-6 provides an exception to this rule for the addition of conversion options accounted for as a derivative liability.

During the year ended December 31, 2007, the Company negotiated the extension of three of its notes payable in the aggregate amount of $160,000.  As consideration for the extension, the Company agreed to add a convertibility feature to the notes.  Because this note falls under the exception in EITF 06-6 regarding the addition of conversion options accounted for as a derivative liability, the Company accounted for this transaction as a modification of the existing note. The conversion option liability was valued at the amount of $127,450 at the date of the issuance of the extension via the Black-Scholes method. This amount was debited to discount on notes payable, and is being amortized via the effective interest method over the extended term of the related notes.

During the year ended December 31, 2008, the Company negotiated the further extension of these three notes payable in the aggregate amount of $160,000.  As consideration for the extension, the Company provided warrants to purchase an aggregate 43,200,000 shares of common stock.  The Company valued these warrants at the date of issuance via the Black-Scholes valuation method at $168,620.  The value of these warrants are considered a component of the 10% present value calculation under EITF 96-19. The Company accounted for this transaction as an extinguishment of debt, and recorded a loss on extinguishment in the amount of $168,620.  This amount was charged to operations during the year ended December 31, 2008.

Embedded conversion features of notes payable:

The Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133 ‘‘Accounting for Derivative Instruments and Hedging Activities’’ and EITF 00-19 ‘‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’’ SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes and preferred shares from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19.

The Company values embedded conversion features utilizing the Black-Scholes valuation model.  Conversion options are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our conversion option  valuation assumptions at December 31, 2008 and 2007:

	December 31,
	2008	2007

Number of options outstanding	285,000,000	217,200,000
Value at December 31	$1,388,287	$431,188
Number of options issued during the year	69,400,000	42,800,000
Value of options issued during the year	$364,079	$166,640
Number of options exercised or underlying
notes paid during the year	1,600,000	32,000,000
Value of options exercised or underlying
notes paid during the year	$8,800	$149,747
Revaluation gain (loss) during the year	$(182,583)	$11,098

Black-Scholes model variables:
Volatility	193.7% to 332.7%	146.4% to 194.5%
Dividends	0	0
Risk-free interest rates	0.27% - 2.41%	3.37% - 5.16%
Term (years)	1.00 - 10.00	10.00 – 10.00

8.  RELATED PARTY TRANSACTIONS

Twelve months ended December 31, 2008:

The Company issued twelve convertible notes payable in the aggregate amount of $54,000  for additional salary due to the Company’s Chief Executive Officer;

The Company added a convertibility feature valued at $75,000 to a note payable to a board member in the amount of $75,000 as consideration for extending the term of the note to December 31, 2009;

The Company issued  options to purchase 20,000,000 shares of common stock at a price of $0.007 per share to officers and directors.

The Company committed to issue 3,000,000 shares of common stock to the Company’s President as a bonus for past service.  As of December 31, 2008, the fair value of these shares in the amount of $24,000 was charged to operations.  As of December 31, 2008 these share have not been issued and are shown on the balance sheet in accrued liabilities-related parties.

Twelve months ended December 31, 2007:

The Company issued  twelve convertible notes payable in the aggregate amount of $54,000 to its  Chief Executive Officer for additional salary.

9. PENALTY FOR LATE REGISTRATION OF SHARES

During the twelve months ended December 31, 2008 and 2007, the Company accrued liabilities for the issuance of 0 and 22,760,000, respectively  (the “Penalty Shares”) of the Company’s stock pursuant to a penalty calculation with regard to the late registration of shares underlying convertible notes payable.  At December 31, 2008 and 2007, there were a total of 110,280,000 Penalty Shares issuable.  The Company charged to operations $0 and $64,984 during the twelve months ended December 31, 2008 and 2007, respectively, representing the fair values of the Penalty Shares accrued.  During the  twelve  months ended December 31, 2008 and 2007, the Company  revalued  these 110,280,000 Penalty Shares .  This resulted in  losses of $ 220,564 and $3,296, respectively.  The liability carried on the Company’s balance sheets at December 31, 2008 and 2007 representing the value of the Penalty Shares is $551,400 and $330,840, respectively.

The registration rights which triggered the accrual of the penalty shares expired on November 27, 2008.  At December 31, 2008, the Company has accrued the maximum number of shares issuable under the registration rights agreement.

Except for the penalties disclosed above for not registering the shares of common stock underlying certain convertible notes, there are no circumstances that would require the Company to transfer any consideration to the note holders.

10. INCOME TAXES

Deferred income taxes result from the temporary differences arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, and an accumulation of Net Operating Loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal State net operating loss carryforwards of approximately $2,420,000, which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through December 31, 2008, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at December 31, 2008.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

The income tax provision (benefit) for the twelve months ended December 31, 2008 and  2007 consists of the following:

	December 31, 2008	December 31, 2007
Current
Federal	$--	$--
State	--	--
	--	--

Deferred
Federal	--	--
State	--	--
	--	--

	$--	$--

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal and state income tax rates to income from continuing operations before income taxes is as follows:

	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007

Computed “expected” income tax expense at approximately 34%	$(818,000)	$(645,000)

Increase (decrease) in NOL carryforwards	818,000	645,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007
Deferred tax assets:
Net operating loss	$2,100,000	$1,530,000
Allowance and accruals not recognized for income tax purposes	-	-
Total gross deferred tax assets	2,100,000	1,530,000
Less : Valuation allowance	(2,100,000)	(1,530,000)
Net deferred tax assets	$0	$0

Deferred tax liabilities:

Total gross deferred tax liabilities:
Depreciation and amortization, net	(14,000)	(12,000)
Deferred state tax liability	-	-
Total net deferred tax liabilities	$(14,000)	$(12,000)

These amounts have been presented in the consolidated balance sheets as follows:

	December 31, 2008	December 31, 2007
Current deferred tax asset	$-		$-
Non current deferred tax asset	-
Non current deferred tax liability	-		-
Total net deferred tax asset	$-	$

11.  COMMON STOCK

During the twelve months ended December 31, 2007, the Company cancelled 5,573,158 shares  of common stock which were issued but not outstanding. These shares were issued in 2006 pursuant to the conversion of notes and accrued interest into shares of common stock, and were mistakenly issued twice in 2006. The entry for the second issuance in 2006 was a charge to additional paid-in capital for the par value of these shares, or $557. The entry made for the cancellation of these shares in 2007 was a credit to additional paid-in capital in the amount of $557.

During the year ended December 31, 2007, the Company issued 10,000,000 shares of common stock in anticipation of an acquisition which was never consummated. At December 31,  2007 and 2008, these shares were being held by the Company’s chief executive officer, and are recorded as issued but not outstanding on the Company’s balance sheet.

During the twelve months ended December 31, 2007, the Company also had the following transactions:

The Company issued 3,250,000 shares of common stock for an employee bonuses.  The fair value of these shares in the amount of $8,125 was charged to operations during the year ended December 31, 2007.

The Company issued 800,000 shares of common stock for the conversion of $4,000 of accrued interest on a note payable.

The Company issued 32,000,000 shares of common stock for the conversion of $160,000 of principal of a note payable.

During the year ended December 31, 2008, the Company had the following transactions:

The Company issued 1,789,400 shares of common stock for the conversion of a note payable and accrued interest in the amount of $8,947.

The Company committed to issue 3,000,000 shares of common stock to the Company’s President as a bonus for past service.  As of December 31, 2008, the fair value of these shares in the amount of $24,000 was charged to operations.  As of December 31, 2008 these share have not been issued and are shown on the balance sheet in accrued liabilities-related parties.

The Company committed to issue 5,000,000 shares of common stock to a consultant for services.  During the year ended December 31, 2008, the Company charged  to operations the fair value of these shares in the amount of $10,000.  As of December 31, 2008, these shares have not been issued and are shown on the balance sheet in accrued liabilities.

Warrants

The following table summarizes the significant terms of warrants outstanding at December 31, 2008 . These warrants may be settle in cash or via cashless conversion into shares of the Company’s common stock at the request of the warrant holder. These warrants were granted as part of a financing agreement:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	shares	contractual	outstanding	shares	exercisable
prices	outstanding	life (years)	warrants	exercisable	options
$0.0050	179,700,000	2.06	$0.0050	179,700,000	$0.0050

$0.0110	18,500,000	2,74	$0.0110	18,500,000	$0.0110

$0.0120	1,000,000	4.74	$0.0120	--	$--

$0.0115	74,000,000	2.74	$0.0115	74,000,000	$0.0115
	273,200,000	2.30	$0.072	272,200,000	$0.071

Transactions involving warrants are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price
Warrants exercisable at December 31, 2006	189,000,000	$0.007

Granted	-	-
Exercised	-
Cancelled / Expired	-	-

Warrants exercisable at December 31, 2007	189,000,000	$0.007

Granted	84,200,000	0.008
Exercised	-
Cancelled / Expired	-	-

Warrants outstanding at December 31, 2008	273,200,000	$0.007

Exercisable	272,200,000	$0.007
Not exercisable	1,000,000	$0.012

Options

In December 2006, the Company agreed to issue 5,000,000 options with five year terms to purchase additional shares of common stock to each of the Company’s three directors, pursuant to a board resolution for services performed in 2006 (a total of 15,000,000 options). These options have no alternative settlement provisions. The options were issued in April 2007. Compensation cost was recognized via the straight-line attribution method.

In January 2008, the Company agreed to issue 5,000,000 options with five year terms to purchase additional shares of common stock to each of the Company’s three directors and the Company’s President pursuant to a board resolution for services performed (a total of 20,000,000 options). The options were issued in January 2008.  Compensation cost was recognized via the straight-line attribution method as expensed to operations during the year ended December 31, 2008.

The following table summarizes the changes outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	shares	contractual	outstanding	shares	exercisable
prices	outstanding	life (years)	options	exercisable	options
$0.005	15,000,000	2.89	$0.005	15,000,000	$0.005

$0.007	20,000,000	4.25	$0.007	20,000,000	$0.007

$0.500	500,000	0.38	$0.500	400,000	$0.500

	35,500,000	3.62	$0.009	35,400,000	$0.008

Options not vested are not exercisable.

Transactions involving stock options issued to employees are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Options exercisable at December 31, 2006	15,500,000	$0.021

Granted	-	-
Exercised	-
Cancelled / Expired	-	-

Options outstanding at December 31, 2007	15,500,000	$0.021
Non-vested at December 31, 2007	200,000	$0.500
Vested at December 31, 2007	15,300,000	$0.015

Granted	20,000,000	$0.007-
Exercised	-
Cancelled / Expired	-	-

Options outstanding at December 31, 2008	35,500,000	$0.013
Non-vested at December 31, 2008	100,000	$0.500
Vested at December 31, 2008	35,400,000	$0.012

Accounting for warrants and  stock options

The Company accounts for the issuance of common stock purchase warrants, stock options, and other freestanding derivative financial instruments in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, the Company classifies, as equity, any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contract that (i) require net-cash or (ii) give the counterparty a choice of net-cash settlement in shares (physical or net-share settlement). At December 31, 2008  and 2007, the Company has no freestanding derivative financial instruments that require net cash settlement or give the counterparty a choice of net cash settlement or settlement in shares.

The fair value of these warrants and stock options is determined utilizing the Black-Scholes valuation model. Through August 2005, these warrants were accounted for by the equity method, whereby the fair value of the warrants was charged to additional paid-in capital. During September, 2005, the number of shares of the Company's common stock issued and issuable exceeded the number of shares of common stock the Company had authorized. As the Company no longer had sufficient shares authorized to settle all of our outstanding contracts, this triggered a change in the manner in which the Company accounts for the warrants and stock options. The Company began to account for these warrants  and stock options utilizing the liability method. Pursuant to EITF 00-19,"If a contract is reclassified from permanent or temporary equity to an asset or a liability, the change in fair value of the contract during the period the contract was classified as equity should be accounted for as an adjustment to stockholders' equity." Accordingly, during the year ended December 31, 2005, the Company charged the amount of $10,374,536 to stockholders' equity. At the same time, the Company changed the way in which it accounts for the beneficial conversion feature of convertible notes payable (see note 8).

The accounting guidance shows that the warrants and stock options which are a derivative liability should be revalued each reporting period. The recorded value of such warrants and stock options can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants and stock options, as well as in the volatility of the stock price during the term used for observation and the term remaining for warrants. During the twelve months ended December 31, 2008  and 2007, the Company recognized losses of $582,541 and $19,116, respectively, for the increase in the fair value of the warrant liability and recorded the  losses in operations during the twelve months ended December 31, 2008  and 2007.  During the twelve months ended December 31, 2008  and 2007, the Company recognized a loss of $138,313 and a gain of $5,717, respectively, for the change in the fair value of the stock option liability and recorded these amounts in operations during the twelve months ended December 31, 2008  and 2007.

The Company valued warrants using the Black-Scholes valuation model utilizing the following variables:

	December 31,
	2008	2007
Volatility	203.6% - 332.7%	178.2% - 194.5%
Dividends	$0	$0
Risk-free interest rates	0.27% - 2.41%	3.49% - 5.06%
Term (years)	1.15 - 5.00	2.15 - 4.13

The Company valued stock options using the Black-Scholes valuation model utilizing the following variables:

	December 31,
	2008	2007
Black-Scholes model variables:
Volatility	203.7% to 332.7%	178.3% to 194.5%
Dividends	$0	$0
Risk-free interest rates	0.27% - 2.41%	3.09% - 5.06%
Term (years)	0.37 - 5.00	1.38 - 4.64

Insufficient Authorized but Unissued Shares of Common Stock

The Company has a potential obligation to issue  825,964,600 and 612,334,320 shares  of common stock upon the conversion of convertible notes and accrued interest, warrants and penalty shares issuable at December 31, 2008, and 2007, respectively.  The Company  had 183,577,038 and 181,787,638   shares  of common stock outstanding at December 31, 2008,  and 2007, respectively, and  500,000,000 shares  of common stock authorized at December 31, 2008 and 2007.   The Company has exceeded its shares authorized by 509,541,638 and 294,736,158 shares  at December 31, 2008 and 2007, respectively.

12. EMPLOYMENT AGREEMENTS

On December 31, 2008, the registrant entered into one year employment agreements with each of Sam Klepfish, its CEO, and Justin Wiernasz, its President.  The agreements provide for, among other things, (i) average annual salaries of $130,000 and $135,000, respectively, (ii) bonuses (payable one-half in cash and one-half in stock) in the range of 7%-50% of salary based upon the registrant meeting certain revenue and gross margin milestones, (iii) four month severance upon termination, and (iv) restrictions on confidentiality, competition and solicitation.

SAM KLEPFISH

In 2008, the Company and its Chief Executive Officer Sam Klepfish were  parties to an oral agreement which provided, among other things:

●	Mr. Klepfish is to receive a monthly salary in the amount of $10,028

●
Mr. Klepfish received an additional monthly salary of $4,500 which is not paid in cash, but is recorded on a monthly basis as a convertible note payable. These notes payable are convertible into common stock of the Company at a rate of $0.005 per share.

On December 31, 2008, the registrant entered into one year employment agreements with Sam Klepfish.  The agreement provides for, among other things, (i) average annual salary of $130,000;  (ii) bonuses (payable one-half in cash and one-half in stock) in the range of 7%-50% of salary based upon the registrant meeting certain revenue and gross margin milestones;  (iii) four month severance upon termination, and (iv) restrictions on confidentiality, competition and solicitation.

JUSTIN WIERNASZ

In 2008, Mr. Wiernasz was under  an employment agreement dated May 18, 2007 that expired on September 13, 2008 pursuant to which he was compensated at an annual rate of $120,000. The agreement also provided for the earning of a bonus of 10% of his salary, up to 50%, for each $100,000 of incremental profits we make over the previous year.

On January 22, 2008, our Board approved the grant of an aggregate of 3 restricted million shares and 5 million in options exercisable for five years at an exercise price of $0.007 per share to Mr. Wiernasz, upon his appointment as President of Innovative Food Holdings, all of which vested on December 31, 2008.

 On December 31, 2008, the registrant entered into one year employment agreements with Justin Wiernasz . The agreement provide for, among other things, (i) average annual salary of $130,000; (ii) bonuses (payable one-half in cash and one-half in stock) in the range of 7%-50% of salary based upon the registrant meeting certain revenue and gross margin milestones; (iii) four month severance upon termination; and (iv) restrictions on confidentiality, competition and solicitation.

13. COMMITMENTS AND CONTINGENCIES

On October 17, 2008, we entered into a three-year lease with Grand Cypress Communities, Inc. for new premises consisting of 4,000 square feet at 3845 Beck Blvd.,  Naples, Florida.  The commencement date of the lease is January 1, 2009.  The annual rent and fees under the lease is approximately $54,000.  The lease provides for a buyout option at the end of the lease with credit towards the purchase price received for the rental payments made during the term of the lease

At December 31, 2008, commitments for minimum rental payments were as follows:

For the twelve months ended:
December 31, 2009	$54,000
December 31, 2010	54,000
December 31, 2011	54,000
Thereafter	--
Total	$162,000

14. MAJOR CUSTOMER

The Company’s largest customer, US Foodservice, Inc. and its affiliates, accounted for approximately   97% and  95% of total sales in the years ended December 31, 2008 and 2007, respectively.  A contract with Next Day Gourmet, LP, a subsidiary of U.S. Foodservice, expires in September, 2009.  We believe that although a significant portion of our sales occur through Next Day Gourmet, the success of the program is less contingent on a contract then on the actual performance and quality of our products.

15.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The  Company has reported a loss of   $2,421,122 for the year ended December 31, 2008, and  had an accumulated deficit of  $7,433,454 as of December 31, 2008.  The Company’s net loss of  $2,421,122  was generated primarily by non-cash transactions, including non-cash losses of $220,564 from the revaluation of penalty shares for late registration, $99,960 on the value of warrants issued in excess of discounts on notes payable, $582,541 on the revaluation of the warrant liability,  $114,945 for the new conversion options, and $182,583 for the revaluation of the conversion option liability, $168,620 on the extinguishment of debt, $78,137 for the amortization of the discount on notes payable, and $135,360 for the amortization of the discount on accrued interest. The Company cannot be certain that anticipated revenues from operations will be sufficient to satisfy its ongoing capital requirements.  Management believes the Company will generate sufficient capital from operations and from debt and equity financing in order to satisfy current liabilities in the succeeding twelve months.  Management’s belief is based on the Company’s operating plane, which in turn is based on assumptions that may prove to be incorrect.  If the Company’s financial resources are insufficient the Company may require additional financing in order to execute its operating plan and continue as a going concern.  The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations. The Company has not made the financial statements which would be necessary should the Company not be able to continue as a going concern.

16.  AMENDMENTS TO FINANCIAL STATEMENTS

By letters dated November 7,  2008 and March 6, 2009,  the Company received comments from the SEC to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.  As such, the Company has amended its financial statements for the twelve months ended  December 31, 2007.

In the table below are the areas of major changes in tabular format for the year ended December 31, 2007:

	Previously Reported	Adjustment	Restated Amount
Current liabilities	$3,954,080	$(107,659)	$3,846,421

Total liabilities	3,970,163	(107,659)	3,862,504

Additional paid-in capital	737,462	1,094,945	1,832,407

Accumulated deficit	(4,025,046)	987,286	(5,012,332)

Total stockholders’ deficiency	(3,269,405)	107,659	(3,161,746)

Total liabilities and (deficiency in) stockholders' equity	700,758	-	700,758

Selling, General and administrative expenses	1,732,105	17,087	1.749,192

Total operating expenses	(50,332)	(17,087)	(67,419)

Total other expense	611,467	(32,550)	578,917

Net loss	(661,799)	15,463	(646,336)

The following changes were made to the footnote disclosure of our financial statements:

Beneficial conversion features of notes payable:

We have added to the disclosures regarding the settlement agreement on our note receivable from Pasta Italiana, and recalculated the impairment recorded on the note;

We have recalculated the beneficial conversion features of notes payable, and amortized the discount on notes payable via the effective interest method over the term of the related notes;

We have revised our accounting for stock options issued, and included the revaluation of the fair value of stock options as compensation expense;

We have revised our accounting for the extension of one of our notes payable to reflect an extinguishment loss;

We have revised our notes payable footnotes to reflect changes to discounts, amortization of discounts, and losses on the renegotiation of notes;

We have revised our accounting and related disclosure regarding the liability for the conversion feature of notes payable for notes that are paid or converted, so that these liabilities are revalued at the time of conversion, and credited to additional paid-in capital;

17. SUBSEQUENT EVENTS

$200,000 Note Financing

On December 31, 2008, we completed a debt financing in the amount of $200,000 with Alpha Capital Anstalt, an entity based in Lichtenstein and our largest institutional investor.  The note provides for 8% annual interest and is payable in monthly installments of $8,000 commencing on the six-month anniversary of the note.  The note also provides for its conversion into the registrant’s common stock at an initial conversion price of $0.005 per share.  We also issued to the lender a five-year common stock purchase warrant to acquire 40 million shares of our common stock at an initial exercise price of $0.011 per share.  The note and the warrant are subject to the terms of a subscription agreement that provides, among other things, for piggy-back registration rights for the shares underlying the note and warrant, adjustments to the note conversion price and warrant exercise price if shares are issued below such prices, and a security interest in the registrant’s assets.

As part of the transaction, effective on January 1, 2009, we also entered into an Amendment, Waiver and Consent Agreement with the lender, Whalehaven Capital Fund Limited, Asher Brand, Momona Capital, and Lane Ventures, Inc., all of whom are currently the holder of ours notes that were in default.  The agreement provides for (i) the extension of notes held by such parties to be extended to dates between April 16, 2009 and January 1, 2010; (ii) imposition of a default interest rate at an annual rate of 15% on such notes; (iii) the waver of all future liquidated damages claims arising from such notes; (iv) the waiver of all current defaults under such notes; and (v) the conversion of an aggregate of $771,956 of currently due and payable liquidated damages into new 8% notes with an aggregate face value of $328,744 convertible into the registrant’s common stock at a conversion price of $0.005 per share.

Pasta Settlement Agreement

Pasta made several  payments required by the settlement agreement, totaling $19,000 .  (See note 3). In February  2009 after Pasta Italiana had missed several payments, and after discussions with Pasta Italiana to work out a modified payment schedule, we sent Pasta a notice of  default.  Pasta failed to cure its default within the required time period after a Notice of Default was sent.  We are continuing discussions with Pasta in regards to resuming payments and continue to examine all legal remedies available to us to insure compliance with the agreement. We intend to aggressively pursue in a cost efficient manner the monies owed to us under the Pasta settlement agreement

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2008 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.  Subject to the inherent limitations described below and the exception disclosed in the next sentence, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007 and 2008 at the reasonable assurance level.  However, the above notwithstanding, our internal controls and procedures for the year ended December 31, 2007 were deficient in one respect as our management’s report on internal control on financial reporting was inadvertently omitted from the filing of the 2007 annual report.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)           pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(ii)          provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(iii)         provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 and 2007. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Subject to the inherent limitations described in the following paragraph, our management has concluded that our internal control over financial reporting was effective as December 31, 2008 and 2007 at the reasonable assurance level.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.  Accordingly, our internal controls and procedures are designed to provide reasonable assurance of achieving their objectives.

Changes in Internal Control over Financial Reporting

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

ITEM 9B. Other Information

None.

 PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Set forth below are the directors and executive officers of our Company, their respective names and ages, positions with our Company, principal occupations and business experiences during at least the past five years.

Name	Age	Position
Sam Klepfish	37	Chief Executive Officer
Justin Wiernesz	42	President
Michael Ferrone	61	Director
Joel Gold	67	Director

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

Executive Officers

Justin Wiernasz, President

Effective on July 31, 2008, Mr. Justin Wiernasz, age 42, was promoted to the position of President of Innovative Food Holdings, Inc.    Prior thereto he was the Executive Vice President of Marketing and Sales and Chief Marketing Officer of our operating subsidiary, Food Innovations, Inc. since May 2007 and the President of Food Innovations and our Chief Marketing Officer since December 2007.  Prior thereto, he was at U.S. Foodservice, our largest customer for 13 years. From 2005 to 2007 he was the Vice President of Sales & Marketing, U.S. Foodservice, Boston, and prior thereto, from 2003 to 2005 he was a National Sales Trainer at U.S. Foodservice, Charleston SC, from 1996 to 2003 he was the District Sales Manager at U.S. Foodservice, Western Massachusetts and from 1993 to 1996 he was Territory Manager, U.S. Foodservice, Northampton, Easthampton & Amherst, MA. Prior to that from 1989 to 1993 he was the owner and operator J.J.’s food and spirit, a 110 seat restaurant.

Key Employees

John McDonald

Mr. McDonald, age 47,  has been the Chief Information Officer of IVFH since November 2007.  From 2004 through 2007,  Mr. McDonald worked as a consultant with Softrim Corporation of Estero, Florida where he created custom applications for a variety of different industries and assisted in building interfaces to accounting applications. Since 1999 he has also been President of McDonald Consulting Group, Inc. which provide consulting on accounts receivable, systems and accounting services.

Z. Zackary Ziakas

Mr. Ziakas was the Chief Operating Officer of Innovative Food Holdings and our subsidiary, Food Innovations, Inc. and has held that position since September 2004. From November  2001 through September 2004 Mr. Ziakas  was  the V.P. of Logistics of our subsidiary Food Innovations. Prior to that Mr. Ziakas was a manager at Mail Boxes Etc.

Effective July 31, 2008, Mr. Ziakas resigned his position as our Chief Operating Officer and assumed the non-executive officer position of Vice President of Procurement.  Mr. Ziakas’ existing employment agreement has been terminated and he will continue working for us as an employee-at–will with an annual salary of $105,000.

THE COMMITTEES

The Board of Directors does not currently have an Audit Committee, a Compensation Committee, a Nominating Committee or a Governance Committee. The usual functions of such committees are performed by the entire Board of Directors.  We are currently having difficulties attracting additional qualified directors, specifically to act as the audit committee financial expert, inasmuch as we  have only limited resources to purchase D & O insurance.  However, we believe that at least a majority of our directors are familiar with the contents of financial statements.

Attendance at Meetings

During 2008 the Board of Directors met four times and all Directors attended each meeting and the Board also took action through written consent another three times.

We are not currently subject to the requirements of any stock exchange with respect to having a majority of “independent directors” although we believe that we meet that standard inasmuch as Messrs. Gold and Ferrone are “independent” and only Mr. Klepfish, by virtue of being our Chief Executive Officer, is not independent.

Code of Ethics

We have adopted a Code of Ethics that applies to each of our employees, including our principal executive officer and our principal financial officer, as well as members of our Board of Directors. We have previously filed a copy of such Code has been publicly filed with, and is available for free from, the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

During 2008 each Director did not file one Form 4 for the issuance of 5 million options and Mr. Klepfish did not file 12 Forms 4 to report the issuance of 12 convertible notes received in lieu of salary. To our knowledge, based upon responses to questions we directed to such filing persons, none of said filing persons have made any “short-swing” sales under the provisions of Section 16(b) of the Exchange Act.

ITEM 11. Executive Compensation

The following table sets forth information concerning the compensation for services in all capacities rendered to us for the year ended December 31, 2008, of our Chief Executive Officer and our other executive officers whose annual compensation exceeded $100,000 in the fiscal year ended December 31, 2008, if any. We refer to the Chief Executive Officer and these other officers as the named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year		Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sam Klepfish	2008		$184,000	(e)	$-	$-		$-		$-	$-	$-	$184,000
CEO	2007		$172,577		$-	$-		$-		$-	$-	$-	$172,577
	2006	(a)	$115,697	(b)	$-	$17,500	(c)	$22,500	(g)	$-	$-	$-	$155,697
Justin Wiernesz	2008	(e)	$114,000		$-	$24,000	(f)	$39,999	(g)	$-	$-	$-	$177,999
President	2007		$-		$-	$-		$-		$-	$-	$-	-
	2006		$-		$-	$-		$-		$-	$-	$-	$-

(a)	Mr. Klepfish became and executive officer in March 2006 and was the principal executive officer since August 14, 2006.
(b)	Consists of $106,697 cash salary paid, and an additional $9,000 salary accrued,which is convertible into shares of common stock at the election of Mr. Klepfish at a rate of $0.005 per share.
(c)	Consists of 350,000 shares of common stock
(d)	Consists of options to purchase 5,000,000 shares of the Company's common stock at a price of $0.005 per share.
(e)	Consists of $130,000 cash salary paid and an additional $54,000 salary accrued, which is convertible into shares of common stock at the election of Mr. Klepfish at a rate of $0.005 per share.
(f)	Consists of 3,000,000 shares of common stock to be issued pursuant to an employment agreement.
(g)	Consists of options to purchase 5,000,000 shares of the Company's common stock at a price of $0.007 per share.

Outstanding Equity Awards at Fiscal Year-End as of December 31, 2008

Option Awards	Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Justin Wiernasz	5,000,000	-	-	$0.007	03/31/2013	-	-	-	-

 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joel Gold	-	-	39,999	(a)	-	-	-	39,999
Michael Ferrone	-	-	39,999	(a)	-	-	-	39,999
Sam Klepfish	-	-	39,999	(a)	-	-	-	39,999

(a) Consists of 5,000,000 options to purchase shares of common stock at a price of $0.007 per shares. The options expire on March 31, 2013.

Employment Agreements

Food Innovations, Inc.  has employment agreements with certain officers and certain employees.  The employment agreements provide for salaries and benefits, including stock grants and extend up to five years.  In addition to salary and benefit provisions, the agreements include defined commitments should the employer terminate the employee with or without cause.

In 2008 the Company and its Chief Executive Officer Sam Klepfish are parties to an oral agreement which provided, among other things:

●	Mr. Klepfish is to receive a monthly salary in the amount of $10,028

●
Mr. Klepfish received an additional monthly salary of $4,500 which is not paid in cash, but is recorded on a monthly basis as a convertible note payable. These notes payable are convertible into common stock of the Company at a rate of $0.005 per share.

 On December 31, 2008, the registrant entered into one year employment agreements with Sam Klepfish. The agreement provide for, among other things, (i) average annual salary of $130,000;  (ii) bonuses (payable one-half in cash and one-half in stock) in the range of 7%-50% of salary based upon the registrant meeting certain revenue and gross margin milestones; (iii) four month severance upon termination; and (iv) restrictions on confidentiality, competition and solicitation.

JUSTIN WIERNASZ

In 2008 Mr. Wiernasz was under an  employment agreement dated May 18, 2007 that expired on September 13, 2008 pursuant to which he was compensated at an annual rate of $120,000. The agreement also provided for the earning of a bonus of 10% of his salary, up to 50%, for each $100,000 of incremental profits we make over the previous year.

On January 22, 2008, our Board approved the grant of an aggregate of 3 restricted million shares and 5 million in options exercisable for five years at an exercise price of $0.007 per share to Mr. Wiernasz, upon his appointment as President of Innovative Food Holdings, all of which vested on December 31, 2008,

 On December 31, 2008, the registrant entered into one year employment agreements with Justin Wiernasz. The agreement provide for, among other things, (i) average annual salary of $130,000; (ii) bonuses (payable one-half in cash and one-half in stock) in the range of 7%-50% of salary based upon the registrant meeting certain revenue and gross margin milestones; (iii) four month severance upon termination; and (iv) restrictions on confidentiality, competition and solicitation.

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

As described above, Mr. Ziakas' employment arrangement has  since been terminated and replaced.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Unless otherwise stated, each person listed below uses the Company’s address.  Pursuant to SEC rules, includes shares that the person has the right to receive within 60 days.

Name and Address of	Number of Shares		Percent of
Beneficial Owners	Beneficially Owned		Class
Sam Klepfish	39,978,345	(1)	21.8%
Michael Ferrone	89,437,310	(2)	44.1%
Joel Gold	36,127,871	(3)	17.2%
Justin Wiernasz	8,000,000	(4)	4.4%
Joseph DiMaggio Jr.	14,800,000	(5)	8.5%
Christopher Brown	15,000,000	(6)	8.6%
Wally Giakas	22,504,471	(7)	11.5%

All officers and directors as
a whole (4 persons)	170,543,526		57.7%

(1)
Includes 350,000 shares of common stock held by Mr. Klepfish. Also includes options to purchase 10,000,000 shares of the Company's common stock, 27,000,000 shares issuable upon the conversion of notes payable, and 2,628,345 shares issuable upon the conversion of accrued interest.

(2)
 Includes 43,600,000 shares of common stock held by Mr. Ferrone, and an aggregate of 420,000 shares held by relatives of Mr. Ferrone.  Also includes 4,000,000 shares issuable upon conversion of notes held relatives of Mr. Ferrone, and  15,000,000 shares issuable upon conversion of a note payable.  Also includes 14,978,192  shares issuable upon conversion of accrued interest on notes payable held by Mr. Ferrone, and  1,439,118  shares issuable upon conversion of accrued interest on notes held by relatives  of Mr. Ferrone.  Also includes options to purchase  10,000,000 shares of the Company's common stock held by Mr. Ferrone.

(3)
Includes 1,000,000 shares of common stock held by Mr. Gold, and 920,000 shares held by Mr. Gold’s spouse;  options to purchase 10,000,000  shares of common  stock;  16,000,000 shares issuable upon conversion of notes held by Mr. Gold, and 8,207,871  shares issuable upon conversion of accrued interest on notes held by Mr. Gold.

(4)	Includes options to purchase 5,000,000 shares of common stock, and 3,000,000 shares of common stock issuable to Mr. Wiernasz pursuant to an employment agreement..
(5)	Consists of 14,800,000 shares of common stock held by Mr. DiMaggio.
(6)	Consists of 15,000,000 shares of common stock held by Mr. Brown.
(7)	Includes 16,000,000 shares issuable upon conversion of notes payable, and 6,504,471 shares issuable upon conversion of accrued interest on notes payable.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

At various times in 2008 and 2007, we entered into note payable agreements with certain related parties. The information concerning those notes is set forth below:

Note Holder	Relationship	Consideration	Interest Rate		Conversion Price	Principal Balance December 31, 2008	Principal Balance December 31, 2007
Michael Ferrone	Director	Cash	8%	(a)	$0.005	75,000	75,000
Joel Gold	Director	Cash	8%		$0.005	50,000	50,000
Joel Gold	Director	Cash	8%		$0.005	25,000	25,000
Joel Gold	Director	Cash	8%		$0.005	25,000	25,000
Lauren M. Ferrone (child of Michael Ferrone)	Child of Director	Cash	8%	(a)	$0.005	10,000	10,000
Richard D. (child of Michael Ferrone)	Child of Director	Cash	8%	(a)	$0.005	10,000	10,000
Christian D. (child of Michael Ferrone)	Child of Director	Cash	8%	(a)	$0.005	10,000	10,000
Andrew I. Ferrone (child of Michael Ferrone)	Child of Director	Cash	8%	(a)	$0.005	10,000	10,000
Sam Klepfish	Director and CEO	Employment Services	8%		$0.005	63,000	9,000

(a)  In default at December 31, 2008, and 2007.

During the year ended December 31, 2008, the Company had the following transactions with related parties:

The Company issued 32,000,000 shares of common stock for the conversion of the $160,000 convertible note from Michael Ferrone.

The Company committed to issue 3,000,000 shares of common stock to the Company’s President as a bonus for past service.  As of December 31, 2008, the fair value of these shares in the amount of $24,000 was charged to operations.  As of December 31, 2008 these share have not been issued and are shown on the balance sheet in accrued liabilities-relater parties.

ITEM 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last two  fiscal years for professional services rendered by Bernstein & Pinchuk LLP (“Accountant”)  for the audit of our annual financial statements, and review of financial statements included in our Forms 10-QSB and 10-Q: 2008: $55,000;  and 2007:  $60,000.

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

ITEM 15. Exhibits

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

4.6
Secured Convertible Promissory Note dated December 31, 2008 in favor of Alpha Capital Anstalt (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2009).

4.7
Class B Common Stock Purchase Warrant dated December 31, 2008 in favor of Alpha Capital Anstalt (incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2009).

4.8
Subscription Agreement between the Registrant and Alpha Capital Anstalt  dated December 31, 2008 (incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2009).

4.9
Amendment, Waiver, and Consent Agreement effective January 1, 2009 between the Registrant and Alpha Capital Anstalt (incorporated by reference to exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2009).

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

10.9
Employment Agreement with Sam Klepfish dated as of December 31, 2008 ((incorporated by reference to exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2009).

10.10
Employment Agreement with Justin Wiernasz dated as of December 31, 2008 (incorporated by reference to exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2009).

10.11
Lease of the Company's offices at Naples, Florida (incorporated by reference to exhibit 10.1 of the Company’s current  report on Form 8-K filed with the Securities and Exchange Commission on October 23,  2008).

14	Code of Ethics (incorporated by reference to exhibit 14 of the Company’s Form 10-KSB/A for the year ended December 31, 2006, filed with the Securities and Exchange Commission on July 31, 2008).

21	Subsidiaries of the Company

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Accounting Officer

32.1	Rule 1350 Certification of Chief Executive Officer

32.2	Rule 1350 Certification of Principal Accounting Officer

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE FOOD HOLDINGS, INC.

By: /s/ Sam Klepfish
Sam Klepfish, Chief Executive Officer and Director

Dated:  April 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sam Klepfish	CEO and Director	April 14, 2009
Sam Klepfish	(Chief Executive Officer)

/s/ John McDonald	Principal Accounting Officer	April 14, 2009
John McDonald	(Principal Financial Officer)

/s/ Joel Gold	Director	April 14, 2009
Joel Gold

/s/ Michael Ferrone	Director	April 14, 2009
Michael Ferrone