Form 10-Q
period 2009-03-31
INNOVATIVE FOOD HOLDINGS INC
filed 2009-05-15
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant : (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☑  NO ❒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ❒  NO ❒

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

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date:  178,577,038 Common Shares outstanding at May 13, 2009.

INNOVATIVE FOOD HOLDINGS, INC.

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
ASSETS	(UNAUDITED)	(AUDITED)

Current assets

Cash and cash equivalents	$117,625	$160,545
Accounts receivable, net	233,868	239,566
Loan receivable, current portion net	73,500	60,000
Rent deposit	4,500	9,000

Total current assets	429,493	469,111

Loan receivable, net	79,500	93,000
Property and equipment, net	50,610	52,620

	$559,603	$614,731

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Accounts payable and accrued liabilities	$721,803	$832,613
Accrued liabilities- related parties	134,085	126,671
Accrued interest, net of discount	505,462	437,269
Accrued interest - related parties	149,311	173,471
Notes payable, current portion, net of discount	938,495	938,364
Notes payable - related parties, current portion, net of discount	279,244	261,002
Warrant liability	677,876	1,388,287
Option liability	87,267	174,692
Conversion option liability	1,141,244	1,150,000
Penalty for late registration of shares	-	551,400
Total current liabilities	4,634,787	6,033,769

Note payable	12,088	10,723
	4,646,875	6,044,492
Stockholders' deficiency
Common stock, $0.0001 par value; 500,000,000 shares authorized;
188,577,038 and 183,577,038 shares issued, and 178,577,038 and
173,577,038 shares outstanding at March 31, 2009 and December 31, 2008, respectively	18,858	18,358
Additional paid-in capital	2,045,981	1,985,335
Accumulated deficit	(6,152,111)	(7,433,454)
Total stockholders' deficiency	(4,087,272)	(5,429,761)

	$559,603	$614,731

See notes to consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
		(Restated)
Revenue	$1,600,675	$1,603,378

Cost of goods sold	1,187,694	1,286,893
Gross margin	412,981	316,485

Selling, general and administrative expenses	386,561	336,470

Operating income (loss)	26,420	(19,985)

Other (income) expense:
Interest expense, net	111,169	85,371
(Gain) loss on extinguishment of debt	(222,656)	168,620
Loss on revaluation of penalty shares	-	330,840
(Gain) loss from change in fair value of warrant liability	(710,411)	600,712
Fair value of options issued	-	39,344
(Gain) loss from change in fair value of option liability	(87,425)	35,026
(Gain) loss from change in fair value of conversion option liability	(345,600)	669,741
	(1,254,923)	1,929,654

Income before tax expense	1,281,343	(1,949,639)

Income tax expense	-	-

Net income (loss)	$1,281,343	$(1,949,639)

Net income (loss) per share - basic	$0.007	$(0.011)

Net income (loss) per share diluted	$0.002	$(0.011)

Weighted average shares outstanding - basic	183,577,038	181,787,638

Weighted average shares outstanding - diluted	670,267,558	181,787,638

See notes to consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(UNAUDITED)
	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:		(Restated)

Net income (loss)	$1,281,343	$(1,949,639)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	9,550	10,016
(Gain) loss on extinguishment of debt	(222,656)	168,620
Issuance of shares common stock to a consultant	10,000	-
Fair value of warrants and options issued in excess of discount on notes	-	39,344
Amortization of discount on notes payable	15,632	15,197
Amortization of discount on accrued interest	44,608	30,990
Change in fair value of warrant liability	(710,411)	600,709
Change in fair value of option liability	(87,425)	35,026
Change in fair value of conversion option liability	(345,600)	669,741
Revaluation of penalty for late registration of shares	-	330,836
Changes in operating assets and liabilities:
Accounts receivable	5,698	79,748
Prepaid expenses and other current assets	4,500	-
Accounts payable and accrued expenses- related party	34,400	20,692
Accounts payable and accrued expenses	(73,726)	(94,677)
Net cash used in operating activities	(34,087)	(43,397)

Cash flows from investing activities:
Acquisition of property and equipment	(7,540)	-
Net cash used in investing activities	(7,540)	-

Cash flows from financing activities:
Principal payments on debt	(1,293)	(1,673)
Net cash used in financing activities	(1,293)	(1,673)

Decrease in cash and cash equivalents	(42,920)	(45,070)

Cash and cash equivalents at beginning of year	160,545	74,610

Cash and cash equivalents at end of year	$117,625	$29,540

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$358	$557

Income Taxes	$-	$-

See notes to consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2009
(Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited consolidated financial statements of Innovative Food Holdings, Inc., and its wholly owned subsidiaries, Food Innovations, Inc. (“FII”), Food New Media Group, Inc. (“FNM”)  and 4 The Gourmet, Inc (“ Gourmet”) (collectively, the “Company, or “IVFH”),  have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  FNM is currently inactive. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial statement presentation. U.S. accounting principles also contemplate continuation of the Company as a going concern.

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

2. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Food Innovations, Inc. (“FII”) is in the business of providing premium white tablecloth restaurants with the freshest origin-specific perishables and specialty food products direct from its network of vendors to the end users (restaurants, hotels, country clubs, national chain accounts, casinos, and catering houses) within 24 - 72 hours, except as stated hereafter, eliminating all wholesalers and distributors. We currently sell the majority of our products through a distributor relationship with Next Day Gourmet, L.P., a subsidiary of US Foodservice, Inc. (“USF”), a $20 Billion broadline distributor.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2009
(Unaudited)

Interim Financial Information

The accompanying unaudited interim consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-K for the year ended December 31, 2008. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations to be expected for the full year.

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

Revenue Recognition

The Company recognizes revenue upon product shipment.   We ship all our products either overnight shipping terms or three day shipping terms to the customer and the customer takes title to product and assumes risk and ownership of the product when it is shipped.  Shipping charges to customers and sales taxes collectible from customers, if any, are included in revenues.

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

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2009
(Unaudited)

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

Selling, general, and administrative expenses

We have included in selling, general, and administrative expenses all other costs which support the Company’s operations but which are not includable as a cost of sales. These include primarily payroll, facility costs such as rent and utilities, selling expenses such as commissions and advertising, and other administrative costs including professional fees.  Advertising costs are expensed as incurred.

Cash and Cash Equivalents

Cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  Accounts receivable are presented net of an allowance for doubtful accounts of $3,071 and $15,877 at March 31, 2009 and December 31, 2008, respectively.

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

Inventories

The Company does not currently maintain any  amount of inventory.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2009
(Unaudited)

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

As of March 31, 2009, the Company’s management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

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

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2009
(Unaudited)

Basic and Diluted Income (Loss) Per Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net income available to common stockholders less preferred dividends by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive, and the numerator is changed to reflect any changes  to net loss that would have occurred had the dilutive shares been issued.

Diluted earnings per shares was computed as follows for the three months ended March 31, 2009:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$1,281,343	183,577,038	$0.007

Effect of Dilutive Securities:

Conversion of notes and interest to common stock:
Additional shares reserved interest for conversion
Decrease in interest expense due to conversion	110,811	483,690,520
Remove gain on revaluation of conversion option liability	(345,600)

Shares accrued, not yet issued	-	3,000,000

Diluted earnings per share	$1,046,554	670,267,558	$0.002

Diluted loss per share was not calculated for the three months ended March 31, 2008 as the effect would have been anti-dilutive.

Anti-dilutive shares at March 31, 2009:
The following warrants were not included in fully-diluted earnings per share because the exercise prices of the warrants were greater than the average market price of the Company's common stock: 179,700,000 shares at an exercise price of $0.005 per share; 18,500,000 shares at an exercise price of $0.011 per share; 1,000,000 shares at an exercise price of $0.012 per share; and 74,000,000 shares at an exercise price of $0.0115 per share.

The following options were not included in fully-diluted earnings per share because the exercise prices of the options were greater than the average market price of the Company's common stock: 15,000,000 shares at $0.005 per share; 20,000,000 shares at $0.007 per share; and 500,000 shares at $0.50 per share.

Anti-dilutive shares at March 31, 2008:
The following warrants were not included in fully-diluted earnings per share because the exercise prices of the warrants were greater than the average market price of the Company's common stock: 139,700,000 shares at an exercise price of $0.005 per share; 18,500,000 shares at an exercise price of $0.011 per share; and 74,000,000 shares at an exercise price of $0.0115 per share.

The following options were not included in fully-diluted earnings per share because the exercise prices of the options were greater than the average market price of the Company's common stock: 15,000,000 shares at $0.005 per share; 20,000,000 shares at $0.007 per share; and 500,000 shares at $0.50 per share.

Liquidity

As reflected in the accompanying consolidated financial statements, the Company had net income (loss) of $1,281,343  and ($1,949,639) for the three months ended March 31, 2009 and 2008, respectively.  This  variance was principally due to changes in fair values of warrant, conversion option and registration penalty liabilities rather to differences in actual operating results.  The Company  has an accumulated deficit of  $6,152,111  at  March 31, 2009.  In addition, the Company’s current liabilities exceeded its current assets by   $4,205,294  as of March 31, 2009.  Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

Historically, we have funded our operations from cash generated by operations and from the issuance of both debt and equity securities.  The Company’s cash on hand may be insufficient to fund its planned operating needs.  Management is continuing to pursue new debt and/or equity financing and is continually evaluating the Company’s cash and capital needs.

The Company expects that any sale of additional equity securities or convertible debt will result in additional dilution to our stockholders.  The Company can give no assurance that it will be able to generate adequate funds from operations, that funds will be available, or the Company will be able to obtain such funds on favorable terms and conditions.  It the Company cannot generate positive cash flow from operations or secure additional funds it will not be able to continue as a going concern.

By adjusting its operations and development to the level of available resources, management believes it has sufficient capital resources to meet projected cash flow through the next twelve months. The Company also intends to increase market share and cash flow from operations by focusing its sales activities on specific market segments. However, if thereafter, the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms it finds acceptable, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.  Currently, we do not have any material long-term obligations other than those described in Note 7 to the financial statements included in this report, nor have we identified any long-term obligations that we contemplate incurring in the near future. As we seek to increase our sales of perishables, as well as identify new and other consumer oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

The independent auditors report on our December 31, 2008 financial statements state that our recurring losses raise substantial doubts about our ability as a going concern.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash  in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At March 31, 2009 and 2008, trade receivables from the Company’s largest customer amounted to 94.5 % and 78.0%  respectively, of total trade receivables.

Reclassification

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2009
(Unaudited)

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of SFAS 123R, Share-Based Payment (“SFAS 123R”). This statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period.

In August 2005, the Company’s commitments to issue shares of common stock first exceeded its common stock authorized. At this time, the Company began to value its stock options via the liability method of accounting. Pursuant to guidance in SFAS 123(R), the cost of these options are valued via the Black-Scholes valuation method when issued, and re-valued at each reporting period.  The gain or loss from this revaluation is charged to compensation expense during the period.  Options expense and gain or loss on revaluation during the three months ended March 31, 2009 and 2008 are summarized in the table below:

	Three Months ended March 31,
	2009	2008
Option expense	$-	$39,344

(Gain) loss on revaluation of options	$(87,425)	$35,026

A summary of option activity as of December 31, 2008, and changes during the period ended March 31, 2009 are presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 31, 2008	35,500,000	$0.013
Granted	-	-
Exercised	-	-
Cancelled/Expired	-	-

Options outstanding at March 31, 2009	35,500,000	$0.013
Exercisable	35,400,000	$0.012
Not exercisable	100,000	$0.500

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2009
(Unaudited)

Aggregate intrinsic value of options outstanding and options exercisable at March 31, 2009, was $0. Aggregate intrinsic value represents the difference between the company's  closing  stock price on the last  trading  day of the fiscal  period, which was $0.003  at March 31, 2009, and the exercise  price  multiplied by the number  of  options  outstanding.  As  of  March 31, 2009  total  unrecognized stock-based compensation expense related to non-vested stock options was $0. The total fair value of options vested was $0 for the three month periods ended March 31, 2009 and 2008.

Significant Recent Accounting Pronouncements

On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This staff position amends FASB Statement (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP will be effective for interim reporting periods ending after June 15, 2009. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. As this FSP provides for additional disclosure requirements only, the Company does not expect the adoption of this FSP to have an impact on the Company’s results of operations, financial position or cash flows.

On April 9, 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which amends SFAS No. 157, “Fair Value Measurements” , to provide additional guidance on fair value measurements in inactive markets when the volume and level of activity for the asset and liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 will be effective for interim reporting periods ending after June 15, 2009. The Company does not expect the adoption of this FSP to have an impact on the Company’s results of operations, financial position or cash flows.

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends impairment guidance for certain debt securities and will require an entity to assess whether it (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, the entity must recognize an other-than-temporary impairment. If an entity is able to meet the criteria to assert that it will not have to sell the security before recovery, impairment charges related to credit losses would be recognized in earnings, while impairment charges related to non-credit losses (for example, liquidity risk) would be reflected in other comprehensive income. This FSP will be effective for interim reporting periods ending after June 15, 2009. The Company does not expect the adoption of this FSP to have an impact on the Company’s results of operations, financial position or cash flows.

On April 1, 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies” (“FSP FAS 141(R)-1”), to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under SFAS 141(R), “Business Combinations.” Under FSP FAS 141(R)-1, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value can not be determined, companies should account for the acquired contingencies using existing guidance. FSP FAS 141(R)-1 is effective for the Company for business combinations finalized after January 1, 2009.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2009
(Unaudited)

3. ACCOUNTS RECEIVABLE

At March 31, 2009 and December 31, 2008, accounts receivable consists of:

	March 31, 2009	December 31, 2008
Accounts receivable from customers	$236,939	$255,443
Allowance for doubtful accounts	(3,071)	(15,877)
Accounts receivable, net	$233,868	$239,566

4.  LOAN RECEIVABLE

The  loan receivable consists  of a loan to Pasta Italiana, Inc. (“Pasta”) in the net carrying amount of $153,000 at March 31, 2009 and December 31, 2008.  This  note bears interest at the rate of  15% per annum, payable in shares of Pasta stock.  The loan was renegotiated during the twelve months ended December 31, 2008, and resulted in the Company recognizing an impairment to the loan in the amount of $142,124, which was charged to operations during the year ended December 31, 2008.  This impairment was based upon the renegotiated principal and interest amount due the Company.  At  March 31, 2009, $73,500 of the amount due is classified as a current asset, and $79,500 is classified as a long term asset. At December 31, 2008, $60,000 was classified as a current asset, and $93,000 is classified as a long-term asset.  At May 13, 2009, Pasta is in default of the terms of the settlement agreement.

5. PROPERTY AND EQUIPMENT

A summary of property and equipment at March 31, 2009 and December 31, 2008, is as follows:

	March 31, 2009	December 31, 2008
Computer equipment	$301,812	$292,608
Furniture and fixtures	65,650	67,298
	367,462	359,906
Less accumulated depreciation and amortization	316,852	307,286
Total	$50,610	$52,620

Depreciation and amortization expense amounted to $9,550 and $10,016, respectively, for the three months ended March 31, 2009 and 2008.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2009
(Unaudited)

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2009 and 2008 are as follows:

	March 31,	December 31,
	2009	2008
Trade payables	$715,182	$824,172
Accrued payroll and commissions	6,621	8,441

	$721,803	$832,613

At March 31, 2009 and December 31, 2008, accrued liabilities to related parties in the amount of $134,085 and $126,671, respectively, consisted of accrued payroll and payroll related benefits.

7. ACCRUED INTEREST

Accrued interest on the Company’s convertible notes payable is convertible at the option of the note holders into the Company’s common stock at prices ranging from of $0.005 to $0.010 per share.  Beneficial conversion features are  embedded in the convertible accrued interest.  The Company is amortizing these beneficial conversion features over the lives  of the related notes payable.  Certain of these notes payable have exceeded their stated terms, and are still outstanding; in those instances, the Company charges  the value of these beneficial conversion features to operations immediately, at the time the interest is accrued.

During the three months ended March 31, 2009 and 2008, the amounts of $51,146, and $33,364, respectively, were credited to additional paid-in capital as a discount on convertible interest. The aggregate amount of discounts on convertible interest charged to operations during the three months ended March 31, 2009 and 2008 was $44,608  and $30,990 , respectively.

At March 31, 2009 and December 31, 2008, the Company has the following accrued interest on its balance sheet:

March 31, 2009:	Gross	Discount	Net
Non-related parties	$515,744	$(10,282)	$505,462
Related parties	149,311	-	149,311
Total	$665,055	$(10,282)	$654,773

December 31, 2008:	Gross	Discount	Net
Non-related parties	$441,013	$(3,744)	$437,269
Related parties	173,471	-	173,471
Total	$614,484	$(3,744)	$610,740

Certain of the accrued interest is convertible in to shares of the Company’s common stock at prices ranging from $0.005 to $0.010 per share. At March 31, 2009, convertible accrued interest was $637,072 which was convertible into 124,645,120 shares of common stock; at December 31, 2008, convertible accrued interest was $587,981 which was convertible into 114,043,320 shares of common stock.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2009
(Unaudited)

8. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

March 31, 2009	December 31, 2008
Convertible note payable in the original amount of $350,000 to Alpha Capital Aktiengesselschaft (“Alpha Capital”), dated February 25, 2005. This note consists of $100,000 outstanding under a previous note payable which was cancelled on February 25, 2005, and $250,000 of new borrowings. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note  entered technical default status on May 16, 2005.   The note originally carried  interest at the rate of 8% per annum, and  was due in full on February 24, 2007.  Upon default, the note’s interest rate increased to 15% per annum, and the note became immediately due. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $250,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company  at a conversion price of $0.005 per share. Interest in the amount of $12,760 and $12,902  was accrued on this note during the three months ended March 31, 2009   and 2008, respectively. During the twelve months ended December 31, 2006 the note holder converted $5,000 into shares of common stock. During the twelve months ended December 31, 2006 the holder of the note converted $27,865 of accrued interest into common stock.   This note is in default at March 31, 2009 and December 31, 2008.
$345,000	$345,000

Convertible note payable in the original amount of $100,000 to Joel Gold, a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible by the holder into common stock of the Company at a conversion price of $0.005 per share.  A beneficial conversion feature in the amount of $100,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004 and 2005. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share.  Interest in the amount of $493  and $499 was accrued on this note during the three months ended March 31, 2009, and 2008, respectively.  During the twelve months ended December 31, 2006, $75,000 of the principal amount was converted into common stock. This note was in default at March 31, 2009 and  December 31, 2008.
25,000	25,000

Convertible note payable in the original amount of $85,000 to Briolette Investments, Ltd, dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on March 11, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature  in the amount of $85,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible by the holder into common stock of the Company at a price of $0.005 per share. Interest in the amount of $749 and $758  was accrued on this note during the three months ended March 31, 2009 and 2008, respectively. During the twelve months ended December 31, 2005, the note holder converted $44,000 of the note payable into common stock.    During the twelve months ended December 31, 2006, the Company made a $3,000 cash payment on the principal amount of the note.  This note is in default at March 31, 2009 and December 31, 2008.
38,000	38,000

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2009
(Unaudited)

Convertible note payable in the amount of $80,000 to Brown Door, Inc., dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on March 11, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $80,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share.  Interest in the amount of $1,579 and $1,596 was accrued on this note during the three months ended March 31, 2009,  and 2008, respectively. This note is in default at March 31, 2009 and December 31, 2008.
80,000	80,000

Convertible note payable in the amount of $50,000 to Whalehaven Capital Fund, Ltd. (“Whalehaven Capital”) dated February 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisites numbers of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note is in technical default as of May 16, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on February 24, 2007. Upon default, the note’s interest rate increased to 15% per annum, and the note became due immediately. The note is convertible into common stock of the Company at a conversion of $0.005 per share.  A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in May, 2005.  Accrued interest is convertible into common stock of the Company at a price of $0.005 per share.  Interest in the amount of $1,480  and $1,497 was accrued on this note during the three months ended March 31, 2009 and 2008, respectively.  During the twelve months ended December 31, 2006, $10,000 of principal and $589 of accrued interest was converted into common stock.   This note is in default at March  31, 2009 and December 31, 2008.
40,000	40,000

Convertible note payable in the amount of $50,000 to Oppenheimer & Co., / Custodian for Joel Gold IRA, a related party, dated March 14, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006.  Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $987 and $998 was  accrued on this note during the three months ended March 31, 2009, and 2008, respectively. This note is in default at March 31, 2009 and December 31, 2008.
50,000	50,000

Convertible note payable in the original amount of $30,000 to Huo Hua dated May 9, 2005. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006.  The note is convertible into common stock of the Company  at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005 and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share.  Interest in the amount of $395 and $399 was  accrued on this note during the three months ended March 31, 2009 and 2008, respectively. During the twelve months ended December 31, 2006, the note holder converted $10,000 of principal into common stock.  This note is in default at March 31, 2009 and December 31, 2008.
20,000	20,000

Convertible note payable in the amount of $25,000 to Joel Gold a board member and related party, dated January 25, 2005. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on January 25, 2007.  The note is convertible into common stock of the Company  at a conversion of $0.025 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005, 2006, and 2007. Accrued interest is convertible into common stock of the Company at a price of $0.025 per share. Interest in the amount of $493  and $499 was accrued on this note during the three months ended March 31, 2009 and 2008, respectively.  This note is in default at March 31, 2009 and December 31, 2008.
25,000	25,000

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2009
(Unaudited)

Convertible note payable in the amount of $25,000 to The Jay & Kathleen Morren Trust  dated January 25, 2005. The note bears interest at the rate of 6% per annum, has no provisions for a default or past due rate and was due in full on January 25, 2007.  The note is convertible into common stock of the Company  at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005, 2006, and 2007. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $369 and was $373 accrued on this note during the three months ended March 31, 2009 and 2008, respectively.  This note is in default at March 31, 2009 and December 31, 2008.
25,000	25,000

Convertible note payable in the amount of $10,000 to Lauren M. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share . A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $197 and $200 was accrued on this note during the three months ended March 31, 2009, and 2008, respectively.     This note is in default at March 31, 2009 and December 31, 2008.
10,000	10,000

Convertible note payable in the amount of $10,000 to Richard D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share . A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $197 and $200  was accrued on this note during the three months ended March 31, 2009, and 2008, respectively.   This note is in default at March 31, 2009 and December 31, 2008.
10,000	10,000

Convertible note payable in the amount of $10,000 to Christian D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of  8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share . A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $197 and $200  was accrued on this note during the three months ended March 31, 2009, and 2008, respectively.   This note is in default and March 31, 2009 and December 31, 2008.
10,000	10,000

Convertible note payable in the amount of $10,000 to Andrew I. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.01 per share . A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $197 and $200  was accrued on this note during the three months ended March 31, 2009, and 2008, respectively.    This note is in default at March 31, 2009 and December 31, 2008.
10,000	10,000

Convertible note payable in the amount of $8,000 to Adrian Neilan dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and is due in full on October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $8,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $157 and $159 was accrued on this note during the three months ended March 31, 2009, and 2008, respectively.  This note is in default at March 31, 2009 and December 31, 2008.
8,000	8,000

Convertible note payable in the amount of $5,000 to Matthias Mueller dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible into common stock of the Company  at a conversion of $0.005 per share . A beneficial conversion feature in the amount of $5,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $99  and $100 was accrued on this note during the three months ended March 31, 2009, and 2008, respectively.  This note is in default at March 31, 2009 and December 31, 2008.
5,000	5,000

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2009
(Unaudited)

Convertible note payable in the amount of $120,000 to Alpha Capital dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note is in technical default as of November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. The note is convertible into common stock of the Company  at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $120,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share . Interest in the amount of $4,439  and $4,488 was accrued on this note during the three months ended March 31, 2009 and 2008, respectively. This note is in default at March 31, 2009 and December 31, 2008.
120,000	120,000

  Convertible note payable in the amount of $30,000 to Whalehaven Capital dated August 25, 2005.  We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default as of November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. The note is convertible into common stock of the Company  at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November 2005.  Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $1,109  and $1,122 was accrued on this note during the three months ended March 31, 2009 and 2008, respectively.  This note is in default at March 31, 2009 and December 31, 2008.
30,000	30,000

Convertible note payable in the original amount of $25,000 to Asher Brand, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default as of November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due The note is convertible into common stock of the Company  at a conversion of $0.005 per share . A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share.  Interest in the amount of $740 and $860  was accrued on this note during the three months ended March  31, 2009 and 2008, respectively. During the twelve  months ended December 31, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock, and during the twelve months ended December 31, 2008, the holder of the note converted an additional $3,000 of principal into common stock.  This note is in default at March 31, 2009 and December 31, 2008.
20,000	20,000

Convertible note payable in the original amount of $25,000 to Momona Capital, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default at November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due The note is convertible into common stock of the Company  at a conversion of $0.005 per share . A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $665 and $860 was accrued on this note during the three months ended March 31, 2009 and 2008, respectively. During the twelve months ended December 31, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock, and during the twelve months need December 31, 2008, the holder of the note converted an additional $5,000 principal into common stock. This note is in default at March 31, 2009 and December 31, 2008.
18,000	18,000

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2009
(Unaudited)

Convertible note payable in the amount of $10,000 to Lane Ventures dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default at November 13, 2005.  The note originally carried  interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. The note is convertible into common stock of the Company  at a conversion of $0.005 per share . A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November, 2005.  Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $221 and $224 was accrued on this note during the  three months ended March 31, 2009 and 2008, respectively.   During the twelve months ended December 31, 2006, the holder of the note converted $4,000 of principal and $1,467 of accrued interest into common stock.  This note is in default at March  31, 2009 and December 31, 2008.
6,000	6,000

Note payable in the amount of $120,000 to Alpha Capital, dated February 7, 2006. The note originally carried interest at the rate of 15% per annum, and was originally due in full on February 7, 2007. The Company was not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable. During the three months ended September 30, 2007, the Company extended the due date of the notes one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholders to convert the notes and accrued interest into common stock of the Company at a rate of $0.005 per share. This note entered technical default on October 31, 2007. The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $95,588 and amortized this discount to interest expense when the note entered default status in October 2007. On March 12, 2008, the Company extended this note to March 4, 2009. As consideration for the extension of this notes, the Company issued five-year warrants as follows: warrants to purchase 24,000,000 shares of common stock at $0.0115 per share; 6,000,000shares of common stock at $0.011 per share; and 2,400,000 shares of common stock at $0.005 per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $126,465. This transaction was accounted for as an extinguishment of debt, and a loss of $126,465 was charged to operations during the twelve months ended December 31, 2008. Interest in the amount of $6,187 and $5,983 was accrued on this note during the three months ended March 31, 2009 and 2008, respectively.
120,000	120,000

Note payable in the amount of $30,000 to Whalehaven Capital dated February 7, 2006. The note originally  carried interest at the rate of 15% per annum, and was due in full on February 7, 2007. The Company was not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable.   During the three months ended September 30, 2007, the Company extended the due date of the notes one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholders to convert the notes and accrued interest into common stock of the Company at a rate of $0.005 per share. This note entered technical default on October 31, 2007.  The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $23,897 and amortized this discount to interest expense when the note entered default status in October 2007.    On March 12, 2008, the Company extended this note to March 4, 2009.  As consideration for the extension of this  notes, the Company issued five-year warrants as follows: warrants to purchase 6,000,000 shares of common stock at $0.0115 per share; 1,500,000 shares of common stock at $0.011 per share; and 600,000 shares of common stock at $0.005 per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $31,616. This transaction was accounted for as an extinguishment of debt, and a loss of  $31,616 was charged to operations during the twelve months ended December 31, 2008.  Interest in the amount of $1,480  and $1,122 was accrued on this note during the three months ended March 31, 2009 and 2008, respectively.
30,000	30,000

 Note payable in the amount of $75,000 to Michael Ferrone, dated August 2, 2004. The note bears interest at the rate of 8% per annum, and was due in full on February 2, 2005.  On September 30, 2008, this note was extended to December 31, 2009 in exchange for adding a convertibility feature to the note. This feature allows for conversion to common stock at a price of $0.005 per share. The Company valued this beneficial conversion feature at the amount of $89,945 using the Black-Scholed valuation model.  $75,000 of this amount was charged to discount on the note; $4,001 of this discount was amortized to interest expense during the year ended December 31, 2008. The balance of the beneficial conversion feature in the amount of $14,945 was  charged to interest expense during the year ended December 31, 2008.  Interest in the amount of $1,480 and $1,497  was accrued on this note  during the three months ended March 31, 2009,  and 2008, respectively.
75,000	75,000

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2009
(Unaudited)

Note payable in the amount of $10,000 to Alpha Capital, dated May 19, 2006. The originally carried interest at the rate of 15% per annum, and was originally due in full on November 19, 2006. The Company is not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at February 20 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable. During the three months ended September 30, 2007, the Company extended the due date of the notes one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholders to convert the notes and accrued interest into common stock of the Company at a rate of $0.005 per share. This note entered technical default on October 31, 2007. The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $7,966 and amortized this discount to interest expense when the note entered default status in October 2007.  On March 12, 2008, the Company extended this note to March 4, 2009.  As consideration for the extension of this notes, the Company issued five-year warrants as follows: warrants to purchase 2,000,000 shares of common stock at $0.0115 per share; 500,000 shares of common stock at $0.011 per share; and 200,000 shares of common stock at $0.005 per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $10,539. This transaction was accounted for as an extinguishment of debt, and a loss of  $10,539 was charged to operations during the twelve months ended December 31, 2008.  Interest in the amount of $493  and $499 was accrued on this note during the three months ended March 31, 2009 and 2008, respectively.
	10,000	10,000

Twenty-nine  convertible notes payable in the amount of $4,500 each to Sam Klepfish, the Company’s CEO and a related party, dated the first of the month beginning on November 1, 2006.  Pursuant to the Company’s employment agreement with Mr. Klepfish, the amount of $4,500 in salary is accrued each month to a note payable. These notes bear interest at the rate of 8% per annum and have no due date. These notes and accrued interest are convertible into common stock of the Company at a rate of $0.005 per share.  Beneficial conversion features in the aggregate amount of $9,000 for the year ended December 31, 2006, $39,190 for the year ended December 31, 2007, $58,464 for the year ended December 31, 2008 and $8,100 for the three months ended March 31, 2009 were calculated using the Black-Scholes valuation model.  Since these  notes are payable on demand, the value of these discounts were charged  immediately to interest expense.   Interest in the aggregate amount of $2,403  and $1,392 was accrued on these notes during the three months ended March 31, 2009 and 2008, respectively.
	130,500	117,000

Twelve one-year notes payable in the amount of $1,500 each for an aggregate amount of $18,000 to Mountain Marketing, for services. A note in the amount of $1,500 is dated as of the last day of each month of the year ended December 31, 2008. These notes are convertible into common stock of the Company at the rate of $0.005 per share. Discounts in the aggregate amount of $15,664 were amortized to interest during the year ended December 31, 2008. These notes do not bear interest.	18,000	18,000

Note payable in the original amount of $25,787 to Microsoft Corporation dated May 3, 2006. The note bears interest at the rate of 9.7% per annum, and is payable in 60 monthly payments of $557 beginning October 1, 2006. Negative interest in the amount of $358 and $557 was capitalized to this note during the three months ended March 31, 2009 and 2008, respectively. Principal and interest in the amounts of $1,293 and $1,673 were paid on this note during the three months ended March 31, 2009 and 2008, respectivel	14,794	16,087

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2009
(Unaudited)

Convertible note payable  in the amount of $200,000 to Alpha Capital, dated December 31, 2008.  This note bears interest at the rate of 8% per annum, and is due in full on December 31, 2009.  Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share.  Also issued with this note are warrants to purchase 40,000,000 shares of the Company’s common stock at a price of $0.005 per share.  The Company calculated a discount to the note in the amount of $200,000, and recorded $938 amortization for this discount during the three months ended March 31, 2009. Interest in the aggregate amount of $3,945  and $0 was accrued on this  note during the three months ended March 31, 2009 and 2008, respectively.
200,000	200,000

Convertible note payable  for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $230,000 to Alpha Capital, dated January 1, 2009.  This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011.  Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share.  The Company calculated a discount to the note in the amount of $230,000, and recorded $1,295 amortization for this discount during the three months ended March 31, 2009.    Interest in the aggregate amount of $4,487 was accrued on this  note during the three months ended March 31, 2009.
230,000	-

Convertible note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $38,000 to Whalehaven Capital, dated January 1, 2009.  This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011.  Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share.  The Company calculated a discount to the note in the amount of $38,000, and recorded $214 amortization for this discount during the three months ended March 31, 2009.   Interest in the aggregate amount of $1,389   was accrued on this  note during the three months ended March 31, 2009.
38,000	-

Convertible note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $25,310 to Asher Brand, dated January 1, 2009.  This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011.  Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share.  The Company calculated a discount to the note in the amount of $25,310, and recorded $143 amortization for this discount during the three months ended March 31, 2009.    Interest in the aggregate amount of $493   was accrued on this  note during the three months ended March 31, 2009.
25,310	-

Convertible note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $25,310 to Momona Capital, dated January 1, 2009.  This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011.  Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share.  The Company calculated a discount to the note in the amount of $25,310, and recorded $143 amortization for this discount during the three months ended March 31, 2009.  Interest in the aggregate amount of $493   was accrued on this   note during the three months ended March 31, 2009.
25,310	-

Convertible note payable for the settlement of the amount owed for the penalty for the late registration of shares  in the amount of $10,124 to Lane Ventures, dated January 1, 2009.  This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011.  Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share.  The Company calculated a discount to the note in the amount of $10,124, and recorded $57 amortization for this discount during the three months ended March 31, 2009.   Interest in the aggregate amount of $198   was accrued on this  note during the three months ended March 31, 2009.
10,124	-
$1,822,038	$1,481,087

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2009
(Unaudited)

	Note	Unamortized	Net of
March 31, 2009:	Amount	Discounts	Discount
Notes payable - current portion	$938,495	$-	$938,495
Notes payable - related parties, current portion	345,500	(66,256)	279,244
Notes payable	538,043	(525,955)	12,088
Total	$1,822,038	$(592,211)	$1,229,827

	Note	Unamortized	Net of
December 31, 2008:	Amount	Discounts	Discount
Notes payable - current portion	$938,364	$-	$938,364
Notes payable - related parties, current portion	332,000	(70,998)	261,002
Notes payable	210,723	(200,000)	10,723
Total	$1,481,087	$(270,998)	$1,210,089

	Three months ended
	March 31,
	2009	2008
Discount on Notes Payable amortized to interest expense:	$15,632	$15,197

Conversion Options Embedded in Convertible Notes

The Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133 ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (“SFAS 1333”)  and EITF 00-19 ‘‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19.

At March 31, 2009 and December 31, 2008, the Company had outstanding  $1,811,744 and $1,465,000 in principal, respectively, of various convertible notes with embedded conversion options accounted for as free standing derivative financial instruments in accordance with SFAS 133 and EITF 00-19.   The fair value of these embedded conversion options was $1,141,244 and $1,150,000 at March 31, 2009 and December 31, 2008, respectively.  The fair value of these embedded conversion options were estimated at March 31, 2009 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.43%; expected dividend yield of 0%; expected option life  of 10; and volatility of 364.61%.  The fair value of these embedded conversion options were estimated at December 31, 2008 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.27%; expected dividend yield of 0%; expected option life  of 10; and volatility of 332.67%.  The expected term of 10 years was used for all notes in both periods because several of the notes are currently or have been in default, and accordingly the term of the note is deemed not relevant as a variable for the Black-Scholes calculation.  The Company revalues the conversion options at each reporting period, and charges any change in value to operations. During the three months ended March 31, 2009 and 2008, the Company recorded a gain of $345,600 and a loss of $669,741, respectively, due to the change in value of the conversion option liability.

When convertible notes payable are satisfied by payment or by conversion to equity, the Company revalues the related conversion option liability at the time of the payment or conversion.  The conversion option liability is then relieved by this amount, which is charged to additional paid-in capital.  During the three months ended March 31, 2009 and 2008, no conversion option was transferred from liability to equity due to the conversion or payment of the related convertible notes payable.

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

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2009
(Unaudited)
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

Embedded conversion features of notes payable:

The Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133 and EITF 00-19. SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes and preferred shares from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19.

The Company values embedded conversion features utilizing the Black-Scholes valuation model.  Conversion options are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our conversion option  valuation assumptions at March 31, 2009 and 2008:

	March 31,
	2009	2008
Number of options outstanding	350,748,800	220,800,000
Value at March 31	$1,141,244	$1,297,072
Number of options issued during the period	69,348,800	3,600,000
Value of options issued during the period	$338,576	$15,196
Number of options exercised or underlying
notes paid during the period	-	-
Value of options exercised or underlying
notes paid during the period	$-	$-
Revaluation gain (loss) during the period	$(345,600)	$669,741

Black-Scholes model variables:
Volatility	364.6%	213.7%
Dividends	-	-
Risk-free interest rates	0.43%	1.51%
Term (years)	10.00	10.00

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2009
(Unaudited)

9.  RELATED PARTY TRANSACTIONS

The Company engaged in the following transactions with related parties:

Three months ended March 31, 2009:

The Company issued three convertible notes payable in the amount of $4,500 each (a total of $130,500) for additional salary due to the Company’s Chief Executive Officer.

10. PENALTY FOR LATE REGISTRATION OF SHARES

During the twelve months ended December 31, 2008 and 2007, the Company accrued liabilities for the issuance of 0 and 22,760,000, respectively (the “Penalty Shares”), of the Company’s stock pursuant to a penalty calculation with regard to the late registration of shares underlying convertible notes payable.  At December 31, 2008 and 2007, there were a total of 110,280,000 Penalty Shares issuable.  The Company charged to operations $0 and $64,984 during the twelve months ended December 31, 2008 and 2007, respectively, representing the fair values of the Penalty Shares accrued.  During the  twelve  months ended December 31, 2008 and 2007, the Company  revalued  these 110,280,000 Penalty Shares.  This resulted in  losses of $ 220,564 and $3,296, respectively.  The liability carried on the Company’s balance sheets at December 31, 2008 and 2007 representing the value of the Penalty Shares is $551,400 and $330,840, respectively.

On January 1, 2009, the Company reached a settlement agreement (the “Registration Penalty Settlement” ) with the parties to whom the penalty for the late registration is owed.  The agreement was a cancellation of the liability for the registration of shares in exchange for convertible notes in the amount of $328,744.  At January 1, 2009, the Company valued the conversion option liability based upon the closing price of the Company’s common stock. This value was the same as the December 31, 2008 value of $551,400.  During the three months ended March 31, 2009, the Company recognized a gain on settlement of the conversion option liability in the amount of $222,656, representing the difference between the value of the conversion option of $551,400 and the notes payable issued  pursuant to the Registration Penalty Settlement of $328,744.

The registration rights which triggered the accrual of the penalty shares expired on November 27, 2008.  At December 31, 2008, the Company had accrued the maximum number of shares issuable under the registration rights agreement.

Except for the penalties disclosed above for not registering the shares of common stock underlying certain convertible notes, there are no circumstances that would require the Company to transfer any consideration to the note holders.

11. INCOME TAXES

Deferred income taxes result from the temporary differences arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, and an accumulation of Net Operating Loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $3,690,000,  which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through March 31, 2009, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at March 31, 2009.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.   In the event of  significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2009
(Unaudited)

The income tax provision (benefit) for the three months ended March 31, 2009 and  2008 consists of the following:

	March 31, 2009	March 31, 2008
Current
Federal	$--	$--
State	--	--
	--	--

Deferred
Federal	--	--
State	--	--
	--	--

	$--	$--

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal and state income tax rates to income from continuing operations before income taxes is as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Computed “expected” income tax expense at approximately 34%	$437,000	$(661,000)

Increase (decrease) in NOL carryforwards	(437,000)	661,000

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2009
(Unaudited)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of March 31, 2009 and 2008 are as follows:

	March 31, 2009	March 31, 2008
Deferred tax assets:
Net operating loss	$1,477,000	$2,100,000
Allowance and accruals not recognized for income tax purposes	-	-
Total gross deferred tax assets	1,477,000	2,100,000
Less : Valuation allowance	(1,477,000)	(2,100,000)
Net deferred tax assets	$0	$0

Deferred tax liabilities:

Total gross deferred tax liabilities:
Depreciation and amortization, net	(5,000)	(14,000)
Deferred state tax liability	-	-
Total net deferred tax liabilities	$(5,000)	$(14,000)

These amounts have been presented in the consolidated balance sheets as follows:

	March 31, 2009	March 31, 2008
Current deferred tax asset	$-	$-
Non current deferred tax asset	-	-
Non current deferred tax liability	-	-
Total net deferred tax asset	$-	$-

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2009
(Unaudited)
12. EQUITY

Common Stock

During the three months ended March 31, 2009, the Company issued  5,000,000 shares of common stock to a consultant for services previously provided. The fair value of these shares of $10,000 was charged to operations during the year ended December 31, 2008.

Warrants

The following table summarizes the significant terms of warrants outstanding at March 31, 2009. These warrants may be settled in cash or via cashless conversion into shares of the Company’s common stock at the request of the warrant holder. These warrants were granted as part of a financing agreement:

Range of exercise prices	Number of warrants outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding warrants	Number of warrants exercisable	Weighted average exercise price of exercisable warrants
$0.0050	179,700,000	1.82	$0.0050	179,700,000	$0.0050

$0.0110	18,500,000	2.49	$0.0110	18,500,000	$0.0110

$0.0120	1,000,000	4.46	$0.0120	-	$-

$0.0115	74,000,000	2.49	$0.0115	74,000,000	$0.0115
	273,200,000	2.06	$0.072	272,200,000	$0.071

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2009
(Unaudited)

Transaction involving warrants are summarized as follows:

	Number of warrants	Weighted Average Exercise Price
Warrants exercisable at December 31, 2008	273,200,000	$0.008

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Warrants outstanding at March 31, 2009	273,200,000	$0.007

Exercisable	272,200,000	$0.007
Not exercisable	1,000,000	$0.012

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

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2009
(Unaudited)

The following table summarizes the changes outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by  the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
prices	outstanding	life (years)	options	exercisable	options
$0.005	15,000,000	2.64	$0.005	15,000,000	$0.005

$0.007	20,000,000	4.00	$0.007	20,000,000	$0.007

$0.500	500,000	0.13	$0.500	400,000	$0.500

	35,500,000	3.37	$0.009	35,400,000	$0.008

Options not vested are not exercisable.

Transactions involving stock options  are summarized as follows:

		Weighted Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 31, 2008	35,500,000	$0.013

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at March 31, 2009	35,500,000	$0.013
Non-vested at March 31, 2009	100,000	$0.500
Vested at March 31, 2009	35,400,000	$0.012

Accounting for warrants and  stock options

The Company accounts for the issuance of common stock purchase warrants, stock options, and other freestanding derivative financial instruments in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, the Company classifies, as equity, any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contract that (i) require net-cash or (ii) give the counterparty a choice of net-cash settlement in shares (physical or net-share settlement). At March 31, 2009  and 2008, the Company had  no freestanding derivative financial instruments that require net cash settlement or give the counterparty a choice of net cash settlement or settlement in shares.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2009
(Unaudited)

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

The accounting guidance states  that the warrants and stock options which are a derivative liability should be revalued each reporting period. The recorded value of such warrants and stock options can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants and stock options, as well as in the volatility of the stock price during the term used for observation and the term remaining for warrants. During the three months ended March 31, 2009 and 2008, the Company recognized a gain of $710,411 and a loss of $600,712, respectively, for the change in the fair value of the warrant liability and recorded the gains and losses in operations during the three months ended March 31, 2009  and 2008.  During the three months ended March 31, 2009  and 2008, the Company recognized a gain of $87,425 and a loss of $35,026, respectively, for the change in the fair value of the stock option liability and recorded these amounts in operations during the three months ended March 31, 2009  and 2008.

The Company valued warrants using the Black-Scholes valuation model utilizing the following variables:

	March 31,	December 31,
	2009	2008
Volatility	356.55%	203.6% - 332.7%
Dividends	$-	$-
Risk-free interest rates	0.43%	0.27% - 2.41%
Term (years)	0.90-4.46	1.15 - 5.00

The Company valued stock options using the Black-Scholes valuation model utilizing the following variables:

	March 31,	December 31,
	2009	2008
Black-Scholes model variables:
Volatility	356.55%	203.6% to 332.7%
Dividends	$-	$-
Risk-free interest rates	0.43%	0.27% - 2.41%
Term (years)	0.13-3.81	0.37 - 5.00

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2009
(Unaudited)

Insufficient Authorized but Unissued Shares of Common Stock

The Company has a potential obligation to issue  789,693,920 and 686,055,000 shares  of common stock upon the conversion of convertible notes and accrued interest, warrants and penalty shares issuable at March 31, 2009, and 2008, respectively.  The Company  had 188,577,038 and 181,787,638   shares  of common stock outstanding at March 31, 2009,  and 2008, respectively, and  500,000,000 shares  of common stock authorized at March 31, 2009 and 2008.   The Company has exceeded its shares authorized by 478,270,958 and 367,842,638 shares  at March 31, 2009 and 2008, respectively.

13.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The  Company has reported income of   $1,281,343 for the three months ended March 31, 2009, and  had an accumulated deficit of  $6,152,111 as of March 31, 2009.  The Company’s net income of  $1,281,343  was generated primarily by non-cash transactions, including non-cash (gains) losses of ($710,411) on the revaluation of the warrant liability, ($87,425) on the revaluation of the option liability, ($345,600) for the revaluation of the conversion option liability, ($222,656) on the extinguishment of debt, $15,632 for the amortization of the discount on notes payable, and $44,608 for the amortization of the discount on accrued interest. The Company cannot be certain that anticipated revenues from operations will be sufficient to satisfy its ongoing capital requirements.  Management believes the Company will generate sufficient capital from operations and from debt and equity financing in order to satisfy current liabilities in the succeeding twelve months.  Management’s belief is based on the Company’s operating plane, which in turn is based on assumptions that may prove to be incorrect.  If the Company’s financial resources are insufficient the Company may require additional financing in order to execute its operating plan and continue as a going concern.  The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations. The Company has not made any adjustments to the financial statements which would be necessary should the Company not be able to continue as a going concern.

14.  AMENDMENTS TO FINANCIAL STATEMENTS

By letters dated November 7,  2008 and March 6, 2009,  the Company received comments from the SEC to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.  As such, the Company has amended its financial statements for the three months ended  March 31, 2008.

INNOVATIVE FOOD HOLDINGS, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2009
(Unaudited)

In the table below, in tabular format,  are the areas of major changes for the three months ended March 31, 2008:

	Previously Reported	Adjustment	Restated Amount
Current liabilities	$5,298,917	$327,522	$5,626,439

Total liabilities	$5,313,208	$327,522	$5,640,730

Additional paid-in capital	$794,089	$1,071,682	$1,865,771

Accumulated deficit	$(5,562,767)	$(1,399,204)	$(6,961,971)

Total stockholders’ deficiency	$(4,750,499)	$(327,522)	$(5,078,021)

Total liabilities and (deficiency in) stockholders' equity	$562,709	$-	$562,709

Selling, general and administrative expenses	$331,077	$5,393	$336,470

Total operating expenses	$(14,592)	$(5,393)	$(19,985)

Total other expense	$1,523,129	$406,525	$1,929,654

Net loss	$(1,537,721)	$(411,918)	$(1,949,639)

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

We have revised our accounting and related disclosure regarding the liability for the conversion feature of notes payable for notes that are paid or converted, so that these liabilities are revalued at the time of conversion, and credited to additional paid-in capital.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

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

Certain information contained in this discussion and elsewhere in this report may include "forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Securities Litigation Reform Act will not apply to certain  "forward looking statements” because we issued "penny stock" (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3a51-1 under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of us For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may",  "will", "expect", "believe",  "explore",  "consider",  "anticipate",  "intend", "could", "estimate",  "plan", "propose" or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

●	Our ability to raise capital necessary to sustain our anticipated operations and implement our business plan,

●	Our ability to implement our business plan,

●	Our ability to generate sufficient cash to pay our lenders and other creditors,

●	The fact that over 90% of our revenues come from one customer,

●	Our ability to employ and retain qualified management and employees,

●	Our dependence on the efforts and abilities of our current employees and executive officers,

●	Changes in government regulations that are applicable to our current or anticipated business,

●	Changes in the demand for our services,

●	The degree and nature of our competition,

●	The lack of diversification of our business plan,

●	The general volatility of the capital markets and the establishment of a market for our shares, and

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

On August 25, 2005, the Company entered into contracts which obligated the company under certain circumstances to issue shares of common stock in excess of the number of shares of common stock authorized. Under accounting guidance provided by EITF 00-19, effective August 25, 2005,  the Company began to account for all derivative financial instruments, including warrants, conversion features embedded in notes payable, and stock options,  via the liability method of accounting. Accordingly, all these instruments are  valued at issuance utilizing the Black-Scholes valuation method, and are re-valued at each period ending date, also using the Black-Scholes valuation method.  Any gain or loss from revaluation is charged to operations during the period.

(a) Warrants:

The Company values warrants using the Black-Scholes valuation model.  Warrants are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our warrants and warrant valuation assumptions at March 31, 2009 and 2008:

	March 31,
	2009	2008
Number of warrants outstanding	273,200,000	232,200,000
Value at March 31	$677,876	$1,200,517
Number of warrants issued during the period	-	43,200,000
Value of warrants issued during the period	$-	$168,620
Revaluation (gain) loss during the period	$(710,411)	$600,712

Black-Scholes model variables:
Volatility	356.55%	213.70%
Dividends	$-	$-
Risk-free interest rates	0.43%	1.51%
Term (years)	0.90 – 4.75	1.90 -04.93

b.) Embedded conversion features of notes payable:

The Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133  and EITF 00-19.  SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes and preferred shares from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19.

The Company values embedded conversion features utilizing the Black-Scholes valuation model.  Conversion options are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our conversion option  valuation assumptions at March 31, 2009 and 2008:

	March 31,
	2009	2008
Number of options outstanding	350,748,800	220,800,000
Value at March 31	$1,141,244	$1,297,072
Number of options issued during the period	69,348,800	3,600,000
Value of options issued during the period	$338,576	$15,196
Number of options exercised or underlying
notes paid during the period	-	-
Value of options exercised or underlying
notes paid during the period	$-	$-
Revaluation (gain) loss during the period	$(345,600)	$669,741

Black-Scholes model variables:
Volatility	336.9% to 364.6%	193.7% to 216.31%
Dividends	-	-
Risk-free interest rates	0.43%	1.51 – 2.15%
Term (years)	1.00 - 10.00	1.00 - 10.00

c.)   Stock options

The Company accounts for options in accordance SFAS 123(R).  Options are valued upon issuance, and re-valued at each financial statement reporting date, utilizing the Black-Scholes valuation model.   Option expense is recognized over the requisite service period of the related option award. Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our options and option assumptions at March 31, 2009 and 2008:

	March 31,
	2009	2008
Number of options outstanding	35,500,000	35,500,000
Value at March 31	$87,267	$116,467
Number of options issued during the period	-	20,000,000
Value of options issued during the period	$-	138,262
Number of options recognized during the period
pursuant to SFAS 123(R)	-	-
Value of options recognized during the period
pursuant to SFAS 123(R)	$-	$-
Revaluation (gain) loss during the period	$(87,425)	$35,026

Black-Scholes model variables:
Volatility	356.55%	203.7% - 213.7%
Dividends	-	-
Risk-free interest rates	0.43%	1.50 - 2.41%
Term (years)	0.13-3.81	1.13 – 5.00

Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $3,071 for doubtful accounts receivable at March 31, 2009, and $15,877 at December 31, 2008. Actual losses on accounts receivable were $0 for 2008, 2007 and 2006. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

Transactions With a Major Customer

Transactions with a major customer and related economic dependence information is set forth (1) following our discussion of Liquidity and Capital Resources, (2) under the heading Concentrations of Credit Risk  in Note 2 to the Consolidated Financial Statements, and (3) as the fourth risk factor listed under Forward Looking Statements.

Background

The following discussion should be read in conjunction with the financial statements of the company and related notes included elsewhere in this Report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the three months ended March 31, 2009 and 2008.

This discussion may contain forward looking-statements that involve risks and uncertainties. Our actual results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenue

Revenue decreased by $2,703, or  approximately 1%, to $1,600,675 for the three months ended March 31, 2009 from $1,603,378 during  the prior year. Sales decreases in  Seafoods, Meat and Game, and Cheese  were offset by sales increases in Poultry, Produce,  and Specialty lines. We continue to assess the potential of new revenue sources from the manufacture and sale of proprietary food products and additional sales channel opportunities and will implement that strategy if, based on our analysis, we deem it beneficial to us.

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

Cost of goods sold

Our cost of goods sold  for the three months ended March 31, 2009 was $1,187,694, a decrease of $99,199  or approximately 8%  compared to cost of goods sold  of $1,286,893  for the three months ended March 31, 2008. Cost of goods sold is primarily made up of the following expenses for the three months ended March 31, 2009: shipping expenses in the amount of $288,110;  and cost of good of specialty, meat, game, cheese poultry and other sales categories in the amount of $890,953.  $63,961 of the decrease is due to lower shipping costs for 2009 versus 2008.

Selling, general and administrative expenses

Selling, general and administrative expenses were $386,561 for the three months ended  March 31, 2009, an increase of $50,091, or approximately 15%, compared to $336,470 for the three months ended March 31, 2008.   The primary components of selling, general, and administrative expenses for the three months ended March 31, 2009 were payroll and related costs of $228,138;  consulting and professional fees of $83,237; insurance costs of $20,571;   facilities costs of $17,906; amortization and depreciation of $9,550; software expense of $9,493; and bank fees of $1,939. We expect our legal fees to decrease in 2009 due to (i) an expected reduction in costs related to the Pasta litigation (ii) our continued negotiation of flat billing fees rates with several of our professional service providers including for much of our legal fees going forward.  We also expect to incur reduced accounting fees in 2009 as we have primarily addressed the SEC’s comments to our previous filings.  We do however expect to increase our spending on advertising and  marketing  fees in 2009.

Interest (income) expense, net

Interest (income) expense, net of interest income, increased by $25,798, or approximately 30%, from $85,371during the three months ended March 31, 2008 to $111,169 for the three months ended March 31, 2009. This increase was attributable primarily to the new issuances of convertible notes payable for services performed and the settlement of the penalty for late registration of shares, and to the amortization of the discount associated with the beneficial conversion features of these  notes.

Gain and loss on extinguishment of debt

During the three months ended March 31, 2008, the Company extended certain of its notes payable, and as consideration for these extensions the Company provided the lenders with warrants  to purchase an aggregate 43,200,000 shares of the Company’s common stock.  This resulted in a loss on extinguishment of debt in the amount of $168,620.

Loss from revaluation of penalty shares

During the three months ended March 31, 2008, the Company revalued the 110,280,000 Penalty Shares using the Black-Scholes valuation model, and at December 31, 2008 recorded liabilities in the amount of $551,400.  These revaluations resulted in recording losses in the amount of $330,840 during the three months ended March 31, 2008.  During the three months ended March 31, 2009, the Company negotiated a settlement of the liability for penalty shares, and there was no gain or loss on revaluation of the liability for penalty shares during this period.

Gain and loss from change in fair value of warrant liability

At March 31, 2009, the Company has outstanding warrants to purchase an aggregate 273,200,000  shares of the Company’s common stock.  The Company valued this warrant liability at March 31, 2009 at $677,876.    This revaluation resulted in a gain of $710,411  which the Company charged to operations during the three months ended March 31, 2009.  This is a decrease of $1,311,123  or approximately 218% compared to a loss of $600,712  from the revaluation of the warrant liability which the Company recorded during the three months ended March 31, 2008.

Gain and loss from change in fair value of  option liability

At March 31, 2009, the Company had outstanding a liability to issue an aggregate of 35,500,000  shares of the Company’s common stock pursuant to the exercise of stock options.  The Company revalued this liability at March 31, 2009 at $87,267.  This revaluation resulted in a gain of $87,425  which the Company included in operations for the three months ended March 31, 2009.  This is a decrease  of $122,451  or approximately 350% compared to a loss of $35,026 from the revaluation of the conversion option liability which the Company recorded during the three months ended March 31, 2008.

Gain and loss from change in fair value of conversion option liability

At March 31, 2009, the Company had outstanding a liability to issue an aggregate of 350,748,800  shares of the Company’s common stock pursuant to convertible notes payable.  The Company revalued this liability at March 31, 2009 at $1,141,244.  This revaluation resulted in a gain of $345,600  which the Company included in operations for the three months ended March 31, 2009.  This is a decrease  of $1,015,341   or approximately  152% compared to a loss of $669,741  from the revaluation of the conversion option liability which the Company recorded during the three months ended March 31, 2008.

Net income (loss)

For the reasons stated above, net income for the three months ended March 31, 2009 was $1,281,343, an increase of $3,230,982  or approximately 166% compared to a net loss of $1,949,639, during the three months ended March 31, 2008. It is important to  note that  a substantial portion of these gains and losses are the result of non-cash items, such as the revaluation of warrant liability, option liability, and conversion option liability, as well as the gain and loss on the extinguishment of debt.  These non-cash items of income and expense  had no direct impact on our cash flows during the periods ended March 31, 2009 or 2008.

Liquidity and Capital Resources

As of March 31, 2009, the Company had current assets of $429,493, consisting of cash of $117,625, loans receivable of $73,500, other current assets of  $4,500, and trade accounts receivable of $233,868.  Also, at March 31, 2009, the Company had current liabilities of  $4,634,787, consisting of accounts payable and accrued liabilities of $855,888 (of which $134,085 is payable to a related party); accrued interest of $505,462; accrued interest – related parties of $134,085; current portion of notes payable, net of discounts of $938,495; current portion of notes payable – related parties, net of discounts of $279,244; warrant liability of $677,876; option liability of $87,267; and conversion option liability of $1,141,244.  This resulted in a working capital deficit of $4,205,294.

During the three months ended March 31, 2009, the Company had cash used by operating activities of $34,087. The Company charged to operations $9,550 for depreciation and amortization, $44,608 for the amortization of the discount on accrued interest, $15,632 for the amortization of the discount on notes payable, and credited operations  ($222,656) for the loss on extinguishment of debt, ($710,411) for the revaluation of the warrant liability, ($345,600) for the revaluation of the conversion option liability, and ($87,425) for the revaluation of the option liability. The Company’s results  also reflect  a decreased working capital deficiency of $26,128.

The Company had cash used by investing activities  of $7,540, which consisted of payments made for the acquisitions of property and equipment.

The Company had cash used by financing activities of $1,293, which consisted of  principal payments on debt.

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

The Company expects that any sale of additional equity securities or convertible debt will result in additional dilution to our stockholders.  The Company can give no assurance that it will be able to generate adequate funds from operations, that funds will be available, or the Company will be able to obtain such funds on favorable terms and conditions.  If  the Company cannot secure additional funds it will not be able to continue as a going concern according to the current business plan.

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

RISK FACTORS

The Company’s business and success is subject to numerous risk factors as detailed in its Annual Report on Form 10-K for the year ended December 31, 2008 which is available at no cost at www.sec.gov.

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

This quarterly report  does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s reports in this quarterly report.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company committed to issue 5,000,000 shares of common stock to a consultant for services.  During the year ended December 31, 2008, the Company charged to operations the fair value of these shares in the amount of $10,000.  As of December 31, 2008, these shares had not been issued and are shown on the balance sheet in accrued liabilities.  During the three months ended March 31, 2009, the 5,000,000 shares of common stock were issued to the consultant.

Item 3. Defaults Upon Senior Securities

We are in default of $895,000 of our outstanding notes payable. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.

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

SIGNATURE	TITLE	DATE

/s/ Sam Klepfish Sam Klepfish	Chief Executive Officer	May 15, 2009

/s/ John McDonald John McDonald	Principal Financial Officer	May 15, 2009