Form 10-Q
period 2009-06-30
INNOVATIVE FOOD HOLDINGS INC
filed 2009-08-14
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended June 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date:  194,638,638 Common Shares outstanding at August 3, 2009.

INNOVATIVE FOOD HOLDINGS, INC.

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
ASSETS	(UNAUDITED)	(AUDITED)

Current assets

Cash and cash equivalents	$93,410	$160,545
Accounts receivable, net	203,168	239,566
Loan receivable, current portion net	87,000	60,000
Inventory	28,754	-
Other current assets	7,625	9,000

Total current assets	419,957	469,111

Loan receivable, net	66,000	93,000
Property and equipment, net	42,833	52,620

	$528,790	$614,731

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Accounts payable and accrued liabilities	$674,511	$832,613
Accrued liabilities- related parties	134,085	126,671
Accrued interest, net of discount	527,097	437,269
Accrued interest - related parties	156,208	173,471
Notes payable, current portion, net of discount	918,629	938,364
Notes payable - related parties, current portion, net of discount	288,721	261,002
Warrant liability	1,642,570	1,388,287
Option liability	209,738	174,692
Conversion option liability	1,990,944	1,150,000
Penalty for late registration of shares	-	551,400
Total current liabilities	6,542,503	6,033,769

Note payable	14,899	10,723
	6,557,402	6,044,492
Stockholders' deficiency
Common stock, $0.0001 par value; 500,000,000 shares authorized;
194,638,638 and 183,577,038 shares issued, 184,638,638 and
173,577,038 shares outstanding at June 30, 2009 and December 31, 2008, respectively	19,464	18,358
Additional paid-in capital	2,116,597	1,985,335
Accumulated deficit	(8,164,673)	(7,433,454)
Total stockholders' deficiency	(6,028,612)	(5,429,761)

	$528,790	$614,731

See notes to consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(UNAUDITED)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
		(Restated)		(Restated)

Revenue	$1,767,923	$1,681,854	$3,368,598	$3,285,232

Cost of goods sold	1,384,666	1,292,741	2,572,360	2,579,634
	383,257	389,113	796,238	705,598

Selling, General and administrative expenses	372,558	541,092	759,119	877,562
Total operating expenses	372,558	541,092	759,119	877,562

Operating profit (loss)	10,699	(151,979)	37,119	(171,964)

Other (income) expense:
Interest expense	78,596	81,220	189,765	166,591
(Gain) loss on extinguishment of debt	-	-	(222,656)	168,620
Loss from revaluation of penalty shares	-	220,560	-	551,400
Loss from change in fair value of warrant liability	964,694	363,690	254,283	964,402
Fair value of options issued	-	39,196	-	78,540
Loss from change in fair value of option liability	122,471	37,725	35,046	72,751
Fair value of conversion option issued	-	14,945	-	14,945
Loss from change in fair value of conversion option liability	857,500	388,171	511,900	1,057,912
Total other expense	2,023,261	1,145,507	768,338	3,075,161

Loss before income taxes	(2,012,562)	(1,297,486)	(731,219)	(3,247,125)

Income tax expense	-	-	-	-

Net loss	$(2,012,562)	$(1,297,486)	$(731,219)	$(3,247,125)

Net loss per share - basic	$(0.011)	$(0.007)	$(0.004)	$(0.018)

Weighted average shares outstanding - basic	191,114,467	181,787,638	187,366,574	181,787,638

See notes to consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(UNAUDITED)
	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:		(Restated)

Net loss	$(731,219)	$(3,247,125)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	17,327	20,397
Non-cash compensation	11,200	-
(Gain) loss on extinguishment of debt	(222,656)	168,620
Fair value of options issued	-	78,540
Fair value of conversion options issued in excess of discount	-	14,945
Amortization of discount on notes payable	29,380	34,564
Amortization of discount on accrued interest	70,136	53,417
Change in fair value of warrant liability	254,283	964,406
Change in fair value of option liability	35,046	72,751
Change in fair value of conversion option liability	511,900	1,057,912
Revaluation of penalty for late registration of shares	-	551,396
Changes in operating assets and liabilities:
Accounts receivable	36,398	101,325
Prepaid expenses and other current assets	(21,129)	-
Accounts payable and accrued expenses- related party	(9,849)	41,641
Accounts payable and accrued expenses	(37,793)	47,813
Net cash used in operating activities	(56,976)	(39,398)

Cash flows from investing activities:
Acquisition of property and equipment	(7,540)	(4,379)
Net cash used in investing activities	(7,540)	(4,379)

Cash flows from financing activities:
Principal payments on debt	(2,619)	(2,372)
Net cash used in financing activities	(2,619)	(2,372)

Decrease in cash and cash equivalents	(67,135)	(46,149)

Cash and cash equivalents at beginning of period	160,545	74,610

Cash and cash equivalents at end of period	$93,410	$28,461

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-

Income Taxes	$-	$-
Items not affecting cash
Revaluation of conversion option liability	$511,900	$1,057,912

Revaluation of warrant liability	$254,283	$964,406

Revaluation of warrant liability	$35,046	$71,751

Revaluation of penalty for late registration of shares	$-	$551,396

Common stock issued for consulting contract	$16,250	$-

Common stock issued to employees	$1,200	$-

Common stock issued for conversion of notes payable and accrued interest	$21,058	$-

See notes to consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2009
(Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited consolidated financial statements of Innovative Food Holdings, Inc., and its wholly owned subsidiaries, Food Innovations, Inc. (“FII”), Food New Media Group, Inc. (“FNM”)  and 4 The Gourmet, Inc (“Gourmet”) (collectively, the “Company, or “IVFH”),  have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  FNM is currently inactive. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial statement presentation. U.S. accounting principles also contemplate continuation of the Company as a going concern.

Acquisition and Corporate Restructure

We were initially formed in September 1979 as Alpha Solarco Inc., a Colorado corporation. From September 1979 through February 2004, we were either inactive or involved in discontinued business ventures. In February 2003 we changed our name to Fiber Application Systems Technology, Ltd.

On January 26, 2004, through a share exchange, the shareholders of Food Innovations, Inc. (‘FII”) converted 10,000 shares (post-reverse split) of FII common stock outstanding into 25,000,000 shares  of IVFH. On January 29, 2004, in a transaction known as a reverse acquisition, the shareholders of Innovative Food Holdings, Inc. (“IVFH”) exchanged 25,000,000 shares  of IVFH for 25,000,000 shares  of Fiber Application Systems (formerly known as Alpha Solarco) (“Fiber”), a publicly-traded company.   The shareholders of IVFH thus assumed control of Fiber, and Fiber changed its name to IVFH.  The 25,000,000 shares  of IVFH are shown on the Company’s balance sheet at December 31, 2003 as shares outstanding.  These shares are shown at their  par value of $2,500 as a decrease of additional paid-in capital at the acquisition date of January 29, 2004.  There were 157,037 shares  outstanding in Fiber at the time of the reverse acquisition; the par value of these shares, or $16, was transferred from additional paid-in capital at the time of the reverse acquisition.

2. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Food Innovations, Inc. (“FII”) is in the business of providing premium white tablecloth restaurants with the freshest origin-specific perishables and specialty food products direct from its network of vendors to the end users (restaurants, hotels, country clubs, national chain accounts, casinos, and catering houses) within 24 - 72 hours, except as stated hereafter, eliminating all wholesalers and distributors. We currently sell 90% of our products through a distributor relationship with Next Day Gourmet, L.P., a subsidiary of US Foodservice, Inc. (“USF”), a $20 Billion broadline distributor.

Interim Financial Information

The accompanying unaudited interim consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-K for the year ended December 31, 2008. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results of operations to be expected for the full year.

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

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  Accounts receivable are presented net of an allowance for doubtful accounts of $607 and $15,877 at June 30, 2009 and December 31, 2008, respectively.

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

Inventories

Inventory is stated at the lower of cost or market determined by the first-in, first-out method. Inventories consist primarily of specialty foods held for resale.

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

As of June 30, 2009, the Company’s management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

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

Diluted loss per share was not calculated for the three or six months ended June 30, 2009 and 2008 as the effect would have been anti-dilutive.

Anti-dilutive shares at June 30, 2009:

The following securities were outstanding at June 30, 2009:

Warrants:  179,700,000 shares at an exercise price of $0.005 per share; 18,500,000 shares at an exercise price of $0.011 per share; 174,000,000 shares at an exercise price of $0.0115 per share; and 1,000,000 shares at an exercise price of $0.012 per share.

Options:  35,000,000 shares at $0.005 per share.

Convertible notes and interest:  477,500,000 shares at $0.005; 5,512,000 shares at $0.01; and 1,354,240 shares at $0.025.

 Anti-dilutive shares at June 30, 2008:

The following securities were outstanding at June 30, 2009:

Warrants:  179,700,000 shares at an exercise price of $0.005 per share; 18,500,000 shares at an exercise price of $0.011 per share; and 74,000,000 shares at an exercise price of $0.0115 per share.

Options:   15,000,000 shares at $0.005 per share; 20,000,000 shares at $0.007 per share; and 500,000 shares at $0.50 per share.

Convertible notes and interest:  393,316,800 shares at $0.005; 5,353,200 shares at $0.01 per share; and 1,314,600 shares at 0.025 per share.

Liquidity

As reflected in the accompanying consolidated financial statements, the Company had a  loss of $2,012,562 and $1,297,486  for the three months ended June 30, 2009 and 2008, respectively.  The Company had a loss of $731,219  and $3,247,125 for the six months ended June 30, 2009 and 2008, respectively.   This  variance was principally due to changes in fair values of warrant, conversion option and registration penalty liabilities rather to differences in actual operating results.  The Company  has an accumulated deficit of  $8,164,673  at  June 30, 2009.  In addition, the Company’s current liabilities exceeded its current assets by   $6,122,546  as of June 30, 2009.  Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash  in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At June 30, 2009 and 2008, trade receivables from the Company’s largest customer amounted to 92.7 % and 91.1%  respectively, of total trade receivables.

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

In August 2005, the Company’s commitments to issue shares of common stock first exceeded its common stock authorized. At this time, the Company began to value its stock options via the liability method of accounting. Pursuant to guidance in SFAS 123(R), the cost of these options are valued via the Black-Scholes valuation method when issued, and re-valued at each reporting period.  The gain or loss from this revaluation is charged to compensation expense during the period.  Options expense and gain or loss on revaluation during the three months ended June 30, 2009 and 2008 are summarized in the table below:

	Three Months ended June 30,
	2009	2008
Option expense	$-	$39,196

Loss on revaluation of options	$122,471	$37,725

Options expense and gain or loss on revaluation during the six months ended June 30, 2009 and 2008 are summarized in the table below:

	Six Months ended June 30,
	2009	2008
Option expense	$-	$78,540

Loss on revaluation of options	$35,046	$72,751

A summary of option activity as of December 31, 2008, and changes during the period ended June 30, 2009 are presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 31, 2008	35,500,000	$0.013
Granted	-	-
Exercised	-	-
Cancelled/Expired	(500,000)	(0.500)

Options outstanding at June 30, 2009	35,000,000	$0.006

Aggregate intrinsic value of options outstanding and options exercisable at June 30, 2009, was $0. Aggregate intrinsic value represents the difference between the company's  closing  stock price on the last  trading  day of the fiscal  period, which was $0.006  at June 30, 2009, and the exercise  price  multiplied by the number  of  options  outstanding.  As  of  June 30, 2009  total  unrecognized stock-based compensation expense related to non-vested stock options was $0. The total fair value of options vested was $0 for the three and six month periods ended June 30, 2009 and 2008.

Significant Recent Accounting Pronouncements

On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This staff position amends FASB Statement (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP became effective for interim reporting periods ending after June 15, 2009. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. As this FSP provides for additional disclosure requirements only, the Company does not expect the adoption of this FSP to have an impact on the Company’s results of operations, financial position or cash flows.

On April 9, 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which amends SFAS No. 157, “Fair Value Measurements” , to provide additional guidance on fair value measurements in inactive markets when the volume and level of activity for the asset and liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 became effective for interim reporting periods ending after June 15, 2009. The Company does not expect the adoption of this FSP to have an impact on the Company’s results of operations, financial position or cash flows.

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends impairment guidance for certain debt securities and will require an entity to assess whether it (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, the entity must recognize an other-than-temporary impairment. If an entity is able to meet the criteria to assert that it will not have to sell the security before recovery, impairment charges related to credit losses would be recognized in earnings, while impairment charges related to non-credit losses (for example, liquidity risk) would be reflected in other comprehensive income. This FSP became effective for interim reporting periods ending after June 15, 2009. The Company does not expect the adoption of this FSP to have an impact on the Company’s results of operations, financial position or cash flows.

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

3. ACCOUNTS RECEIVABLE

At June 30, 2009 and December 31, 2008, accounts receivable consists of:

	June 30, 2009	December 31, 2008
Accounts receivable from customers	$203,775	$255,443
Allowance for doubtful accounts	(607)	(15,877)
Accounts receivable, net	$203,168	$239,566

4.  LOAN RECEIVABLE

The  loan receivable consists  of a loan to Pasta Italiana, Inc. (“Pasta”) in the net carrying amount of $153,000  at June 30, 2009 and December 31, 2008.  This  note bears interest at the rate of  15% per annum, payable in shares of Pasta stock.  The loan was renegotiated during the twelve months ended December 31, 2008, and resulted in the Company recognizing an impairment to the loan in the amount of $142,124, which was charged to operations during the year ended December 31, 2008.  This impairment was based upon the renegotiated principal and interest amount due the Company.  At  June 30, 2009, $87,000 of the amount due is classified as a current asset, and $66,000 is classified as a long term asset. At December 31, 2008, $60,000 was classified as a current asset, and $93,000 is classified as a long-term asset.  At June 30, 2009, Pasta is not in compliance with  the terms of the settlement agreement. Management will consider the benefit to the Company of giving formal notice to Pasta with regard to their non-compliance with the payment terms of the Pasta note, which would trigger default status of the note, during the coming six months ending December 31, 2009.

5. INVENTORY

Inventory consists of the Company's specialty food which has been purchased from third parties. Components of inventories are as follows:

	June 30,	December 31,
	2009	2008
Finished goods	$28,754	$-
Total	$28,754	$-

6. PROPERTY AND EQUIPMENT

A summary of property and equipment at June 30, 2009 and December 31, 2008, is as follows:

	June 30, 2009	December 31, 2008
Computer equipment	$301,812	$292,608
Furniture and fixtures	65,650	67,298
	367,462	359,906
Less accumulated depreciation and amortization	(324,629)	(307,286)
Total	$42,833	$52,620

Depreciation and amortization expense amounted to $ 7,777 and $10,381, respectively, for the three months ended June 30, 2009 and 2008. Depreciation and amortization expense amounted to $17,327 and $20,397, respectively, for the six months ended June 30, 2009 and 2008.

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
	2009	2008
Trade payables	$663,000	$824,172
Accrued payroll and commissions	11,511	8,441
	$674,511	$832,613

At June 30, 2009 and December 31, 2008, accrued liabilities to related parties in the amount of $134,085 and $126,671, respectively, consisted of accrued payroll and payroll related benefits.

8. ACCRUED INTEREST

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

During the three months ended June 30, 2009 and 2008, the amounts of $39,914, and $30,374, respectively, were credited to additional paid-in capital as a discount on convertible interest. The aggregate amount of discounts on convertible interest charged to operations during the three months ended June 30, 2009 and 2008 was $25,528  and $22,426 , respectively.

During the six months ended June 30, 2009 and 2008, the amounts of $86,060, and $60,175, respectively, were credited to additional paid-in capital as a discount on convertible interest. The aggregate amount of discounts on convertible interest charged to operations during the six months ended June 30, 2009 and 2008 was $70,228 and $53,416, respectively.

At June 30, 2009 and December 31, 2008, the Company has the following accrued interest on its balance sheet:

June 30, 2009:	Gross	Discount	Net
Non-related parties	$546,802	$(19,705)	$527,097
Related parties	156,208	-	156,208
Total	$703,010	$(19,705)	$683,305

December 31, 2008:	Gross	Discount	Net
Non-related parties	$441,013	$(3,744)	$437,269
Related parties	173,471	-	173,471
Total	$614,484	$(3,744)	$610,740

Certain of the accrued interest is convertible in to shares of the Company’s common stock at prices ranging from $0.005 to $0.010 per share. At June 30, 2009, convertible accrued interest was $673,531 which was convertible into  131,776,840 shares of common stock; at December 31, 2008, convertible accrued interest was $587,981 which was convertible into 114,043,320 shares of common stock.

9. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

June 30, 2009	December 31, 2008
Convertible note payable in the original amount of $350,000 to Alpha Capital Aktiengesselschaft (“Alpha Capital”), dated February 25, 2005. This note consists of $100,000 outstanding under a previous note payable which was cancelled on February 25, 2005, and $250,000 of new borrowings. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities. This note entered technical default status on May 16, 2005. The note originally carried interest at the rate of 8% per annum, and was due in full on February 24, 2007. Upon default, the note’s interest rate increased to 15% per annum, and the note became immediately due. During the three months ended June 30, 2009, the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $250,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a conversion price of $0.005 per share. Interest in the amount of $6,880 and $12,901 was accrued on this note during the three months ended June 30, 2009 and 2008, respectively. Interest in the amount of $19,640 and $25,803 was accrued on this note during the six months ended June 30, 2009 and 2008, respectively. During the twelve months ended December 31, 2006 the note holder converted $5,000 into shares of common stock. During the twelve months ended December 31, 2006 the holder of the note converted $27,865 of accrued interest into common stock. This note is past due at December 31, 2008. The noteholder has agreed to extend the maturity date of this note until January 1, 2010
$345,000	$345,000

Convertible note payable in the original amount of $100,000 to Joel Gold, a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible by the holder into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $100,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004 and 2005. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share. Interest in the amount of $498 was accrued on this note during the three months ended June 30, 2009, and 2008. Interest in the amount of $991 and $997 was accrued on this note during the six months ended June 30, 2009, and 2008, respectively. During the twelve months ended December 31, 2006, $75,000 of the principal amount was converted into common stock. This note is past due at June 30, 2009 and December 31, 2008.
25,000	25,000

Convertible note payable in the original amount of $85,000 to Briolette Investments, Ltd, dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on March 11, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $85,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible by the holder into common stock of the Company at a price of $0.005 per share. Interest in the amount of $758 and $774 was accrued on this note during the three months ended June 30, 2009 and 2008, respectively. Interest in the amount of $1,507 and $1,532 was accrued on this note during the six months ended June 30, 2009 and 2008, respectively. During the twelve months ended December 31, 2005, the note holder converted $44,000 of the note payable into common stock. During the twelve months ended December 31, 2006, the Company made a $3,000 cash payment on the principal amount of the note. This note is past due at June 30, 2009 and December 31, 2008.
38,000	38,000

Convertible note payable in the amount of $80,000 to Brown Door, Inc., dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on March 11, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $80,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share. Interest in the amount of $1,596 was accrued on this note during the three months ended June 30, 2009, and 2008. Interest in the amount of $3,175 and $3,192 was accrued on this note during the six months ended June 30, 2009, and 2008, respectively. This note is past due at June 30, 2009 and December 31, 2008.
80,000	80,000

Convertible note payable in the amount of $50,000 to Whalehaven Capital Fund, Ltd. (“Whalehaven Capital”) dated February 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisites numbers of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities. This note is in technical default as of May 16, 2005. The note originally carried interest at the rate of 8% per annum, and was due in full on February 24, 2007. Upon default, the note’s interest rate increased to 15% per annum, and the note became due immediately. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in May, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $798 and $1,496 was accrued on this note during the three months ended June 30, 2009 and 2008, respectively. Interest in the amount of $2,278 and $2,993 was accrued on this note during the six months ended June 30, 2009 and 2008, respectively. During the twelve months ended December 31, 2006, $10,000 of principal and $589 of accrued interest was converted into common stock. This note is past due at December 31, 2008. The noteholder has agreed to extend the maturity date of this note until January 1, 2010.
40,000	40,000

Convertible note payable in the amount of $50,000 to Oppenheimer & Co., / Custodian for Joel Gold IRA, a related party, dated March 14, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $998 was accrued on this note during the three months ended June 30, 2009, and 2008. Interest in the amount of $1,985 and 1,996 was accrued on this note during the six months ended June 30, 2009, and 2008, respectively. This note is past due at June 30, 2009 and December 31, 2008.
50,000	50,000

Convertible note payable in the original amount of $30,000 to Huo Hua dated May 9, 2005. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005 and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $400 was accrued on this note during the three months ended June 30, 2009 and 2008. Interest in the amount of $795 and $799 was accrued on this note during the six months ended June 30, 2009 and 2008, respectively. During the twelve months ended December 31, 2006, the note holder converted $10,000 of principal into common stock. This note is past due at June 30, 2009 and December 31, 2008.
20,000	20,000

Convertible note payable in the amount of $25,000 to Joel Gold a board member and related party, dated January 25, 2005. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on January 25, 2007. The note is convertible into common stock of the Company at a conversion of $0.025 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005, 2006, and 2007. Accrued interest is convertible into common stock of the Company at a price of $0.025 per share. Interest in the amount of $498 was accrued on this note during the three months ended June 30, 2009 and 2008. Interest in the amount of $991 and $997 was accrued on this note during the six months ended June 30, 2009 and 2008, respectively. This note is past due at June 30, 2009 and December 31, 2008.
25,000	25,000

Convertible note payable in the amount of $25,000 to The Jay & Kathleen Morren Trust dated January 25, 2005. The note bears interest at the rate of 6% per annum, has no provisions for a default or past due rate and was due in full on January 25, 2007. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005, 2006, and 2007. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $373 was accrued on this note during the three months ended June 30, 2009 and 2008. Interest in the amount of $742 and $746 was accrued on this note during the six months ended June 30, 2009 and 2008, respectively. This note is past due at June 30, 2009 and December 31, 2008.
25,000	25,000

Convertible note payable in the amount of $10,000 to Lauren M. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.01 per share . A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $200 was accrued on this note during the three months ended June 30, 2009, and 2008. Interest in the amount of $397 and $400 was accrued on this note during the six months ended June 30, 2009, and 2008, respectively. This note is past due at June 30, 2009 and December 31, 2008.
10,000	10,000

Convertible note payable in the amount of $10,000 to Richard D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.01 per share . A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $200 was accrued on this note during the three months ended June 30, 2009, and 2008. Interest in the amount of $397 and $400 was accrued on this note during the six months ended June 30, 2009, and 2008, respectively. This note is past due at June 30, 2009 and December 31, 2008.
10,000	10,000

Convertible note payable in the amount of $10,000 to Christian D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $200 was accrued on this note during the three months ended June 30, 2009, and 2008. Interest in the amount of $397 and $400 was accrued on this note during the six months ended June 30, 2009, and 2008, respectively. This note is past due at June 30, 2009 and December 31, 2008.
10,000	10,000

Convertible note payable in the amount of $10,000 to Andrew I. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.01 per share . A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $200 was accrued on this note during the three months ended June 30, 2009, and 2008. Interest in the amount of $397 and $400 was accrued on this note during the six months ended June 30, 2009, and 2008, respectively. This note is past due at June 30, 2009 and December 31, 2008.

10,000	10,000

Convertible note payable in the amount of $8,000 to Adrian Neilan dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and is due in full on October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $8,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $160 was accrued on this note during the three months ended June 30, 2009, and 2008. Interest in the amount of $317 and $319 was accrued on this note during the six months ended June 30, 2009, and 2008, respectively. This note is past due at June 30, 2009 and December 31, 2008.
8,000	8,000

Convertible note payable in the amount of $5,000 to Matthias Mueller dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $5,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $100 was accrued on this note during the three months ended June 30, 2009, and 2008. Interest in the amount of $199 and $200 was accrued on this note during the six months ended June 30, 2009, and 2008, respectively. This note is past due at June 30, 2009 and December 31, 2008.
5,000	5,000

Convertible note payable in the amount of $120,000 to Alpha Capital dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities. This note is in technical default as of November 13, 2005. The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $120,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $2,393 and $4,487 was accrued on this note during the three months ended June 30, 2009 and 2008, respectively. Interest in the amount of $6,832 and $8,975 was accrued on this note during the six months ended June 30, 2009 and 2008, respectively. This note is past due at December 31, 2008. The noteholder has agreed to extend the maturity date of this note until January 1, 2010.
120,000	120,000

Convertible note payable in the amount of $30,000 to Whalehaven Capital dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities. This note was in technical default as of November 13, 2005. The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $598 and $1,122 was accrued on this note during the three months ended June 30, 2009 and 2008, respectively. Interest in the amount of $1,707 and $2,244 was accrued on this note during the six months ended June 30, 2009 and 2008, respectively. This note is past due at December 31, 2008. The noteholder agreed to extend the maturity date of this note until January 1, 2010.
30,000	30,000

Convertible note payable in the original amount of $25,000 to Asher Brand, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities. This note was in technical default as of November 13, 2005. The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. The note is convertible into common stock of the Company at a conversion of $0.005 per share . A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $394 and $861 was accrued on this note during the three months ended June 30, 2009 and 2008, respectively. Interest in the amount of $1,134 and $1,721 was accrued on this note during the six months ended June 30, 2009 and 2008, respectively. During the twelve months ended December 31, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock, and during the twelve months ended December 31, 2008, the holder of the note converted an additional $3,000 of principal into common stock. During the three months ended June 30, 2009, the holder converted $2,000 of principal and $1,058 of accrued interest into common stock. This note is past due at December 31, 2008. The noteholder has agreed to extend the maturity date of this note until January 1, 2010.
18,000	20,000

Convertible note payable in the original amount of $25,000 to Momona Capital, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities. This note was in technical default at November 13, 2005. The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. The note is convertible into common stock of the Company at a conversion of $0.005 per share . A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $358 and $861 was accrued on this note during the three months ended June 30, 2009 and 2008, respectively. Interest in the amount of $1,023 and $1,721 was accrued on this note during the six months ended June 30, 2009 and 2008, respectively. During the twelve months ended December 31, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock, and during the twelve months need December 31, 2008, the holder of the note converted an additional $5,000 principal into common stock. This note is past due at December 31, 2008. The noteholder agreed to extend the maturity date of this note until January 1, 2010.
18,000	18,000

Convertible note payable in the amount of $10,000 to Lane Ventures dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities. This note was in technical default at November 13, 2005. The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. The note is convertible into common stock of the Company at a conversion of $0.005 per share . A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $119 and $224 was accrued on this note during the three months ended June 30, 2009 and 2008, respectively. Interest in the amount of $340 and $448 was accrued on this note during the six months ended June 30, 2009 and 2008, respectively. During the twelve months ended December 31, 2006, the holder of the note converted $4,000 of principal and $1,467 of accrued interest into common stock. This note is past due at December 31, 2008. The noteholder has agreed to extend the maturity date of this note until January 1, 2010.
6,000	6,000

Note payable in the amount of $120,000 to Alpha Capital, dated February 7, 2006. The note originally carried interest at the rate of 15% per annum, and was originally due in full on February 7, 2007. The Company was not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. During the three months ended September 30, 2007, the Company extended the due date of the notes one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholders to convert the notes and accrued interest into common stock of the Company at a rate of $0.005 per share. This note entered technical default on October 31, 2007. The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $95,588 and amortized this discount to interest expense when the note entered default status in October 2007. In January 2009, the Company extended this note to April 16, 2009. As consideration for the extension of this notes, the Company issued five-year warrants as follows: warrants to purchase 24,000,000 shares of common stock at $0.0115 per share; 6,000,000shares of common stock at $0.011 per share; and 2,400,000 shares of common stock at $0.005 per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $126,465. This transaction was accounted for as an extinguishment of debt, and a loss of $126,465 was charged to operations during the twelve months ended December 31, 2008. Interest in the amount of $4,487 and $5,984 was accrued on this note during the three months ended June 30, 2009 and 2008, respectively. Interest in the amount of $10,674 and $11,967 was accrued on this note during the six months ended June 30, 2009 and 2008, respectively. This note is past due at June 30,2009.
120,000	120,000

Note payable in the amount of $30,000 to Whalehaven Capital dated February 7, 2006. The note originally carried interest at the rate of 15% per annum, and was due in full on February 7, 2007. The Company was not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable. During the three months ended September 30, 2007, the Company extended the due date of the notes one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholders to convert the notes and accrued interest into common stock of the Company at a rate of $0.005 per share. This note entered technical default on October 31, 2007. The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $23,897 and amortized this discount to interest expense when the note entered default status in October 2007. On January 2009, the Company extended this note to April 16, 2009. As consideration for the extension of this notes, the Company issued five-year warrants as follows: warrants to purchase 6,000,000 shares of common stock at $0.0115 per share; 1,500,000 shares of common stock at $0.011 per share; and 600,000 shares of common stock at $0.005 per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $31,616. This transaction was accounted for as an extinguishment of debt, and a loss of $31,616 was charged to operations during the twelve months ended December 31, 2008. Interest in the amount of $1,496 was accrued on this note during the three months ended June 30, 2009 and 2008. Interest in the amount of $2,602 and $2,244 was accrued on this note during the six months ended June 30, 2009 and 2008, respectively. This note is past due at June 30, 2009.
30,000	30,000

Note payable in the amount of $75,000 to Michael Ferrone, dated August 2, 2004. The note bears interest at the rate of 8% per annum, and was due in full on February 2, 2005. On September 30, 2008, this note was extended to December 31, 2009 in exchange for adding a convertibility feature to the note. This feature allows for conversion to common stock at a price of $0.005 per share. The Company valued this beneficial conversion feature at the amount of $89,945 using the Black-Scholes valuation model. $75,000 of this amount was charged to discount on the note; $4,001 of this discount was amortized to interest expense during the year ended December 31, 2008. During the three and six months ended June 30, 2009, $9,477 and $14,220 was amortized to interest expense , respectively. Interest in the amount of $1,496 was accrued on this note during the three months ended June 30, 2009, and 2008. Interest in the amount of $2,976 and $2,993 was accrued on this note during the six months ended June 30, 2009, and 2008, respectively.
75,000	75,000

Note payable in the amount of $10,000 to Alpha Capital, dated May 19, 2006. The note originally carried interest at the rate of 15% per annum, and was originally due in full on November 19, 2006. The Company is not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at February 20 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. During the three months ended September 30, 2007, the Company extended the due date of the notes one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholders to convert the notes and accrued interest into common stock of the Company at a rate of $0.005 per share. This note entered technical default on October 31, 2007. The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $7,966 and amortized this discount to interest expense when the note entered default status in October 2007. On March 12, 2008, the Company extended this note to March 4, 2009. As consideration for the extension of this notes, the Company issued five-year warrants as follows: warrants to purchase 2,000,000 shares of common stock at $0.0115 per share; 500,000 shares of common stock at $0.011 per share; and 200,000 shares of common stock at $0.005 per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $10,539. This transaction was accounted for as an extinguishment of debt, and a loss of $10,539 was charged to operations during the twelve months ended December 31, 2008. Interest in the amount of $373 and $498 was accrued on this note during the three months ended June 30, 2009 and 2008, respectively. Interest in the amount of $866 and $997 was accrued on this note during the six months ended June 30, 2009 and 2008, respectively. The noteholder agreed to extend the maturity date of this note until January 1, 2010.
10,000	10,000

Twenty-nine convertible notes payable in the amount of $4,500 each to Sam Klepfish, the Company’s CEO and a related party, dated the first of the month beginning on November 1, 2006. Pursuant to the Company’s employment agreement with Mr. Klepfish, the amount of $4,500 in salary is accrued each month to a note payable. These notes bear interest at the rate of 8% per annum and have no due date. These notes and accrued interest are convertible into common stock of the Company at a rate of $0.005 per share. Beneficial conversion features in the aggregate amount of $9,000 for the year ended December 31, 2006, $39,190 for the year ended December 31, 2007, $58,464 for the year ended December 31, 2008, and $8,100 for the three months ended March 31, 2009 were calculated using the Black-Scholes valuation model. Since these notes are payable on demand, the value of these discounts were charged immediately to interest expense. Interest in the aggregate amount of $2,603 and $1,652 was accrued on these notes during the three months ended June 30, 2009 and 2008, respectively. Interest in the aggregate amount of $5,006 and $3,044 was accrued on these notes during the six months ended June 30, 2009 and 2008, respectively.
130,500	117,000

Twelve one-year notes payable in the amount of $1,500 each for an aggregate amount of $18,000 to Mountain Marketing, for services. A note in the amount of $1,500 is dated as of the last day of each month of the year ended December 31, 2008. These notes are convertible into common stock of the Company at the rate of $0.005 per share. Discounts in the aggregate amount of $15,664 were amortized to interest during the year ended December 31, 2008. These notes do not bear interest. During the three months ended June 30, 2009, the Company issued 3,600,000 shares of common stock for the conversion of these notes payable.
-	18,000

Note payable in the original amount of $25,787 to Microsoft Corporation dated May 3, 2006. The note bears interest at the rate of 9.7% per annum, and is payable in 60 monthly payments of $557 beginning October 1, 2006. Interest in the amount of $348 and $470 was capitalized to this note during the three months ended June 30, 2009 and 2008, respectively. Interest in the amount of $728 and $969 was capitalized to this note during the six months ended June 30, 2009 and 2008, respectively. Principal and interest in the amounts of $1,324 and $1,202 were paid on this note during the three months ended June 30, 2009 and 2008, respectively. Principal and interest in the amounts of $2,617 and $2,376 were paid on this note during the six months ended June 30, 2009 and 2008, respectively.
13,470	16,087

Convertible note payable in the amount of $200,000 to Alpha Capital, dated December 31, 2008. This note bears interest at the rate of 8% per annum, and is due in full on December 31, 2009. Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share. Also issued with this note are warrants to purchase 40,000,000 shares of the Company’s common stock at a price of $0.005 per share. The Company calculated a discount to the note in the amount of $200,000, and recorded $1,378 and $$2,316 amortization for this discount during the three and six months ended June 30, 2009, respectively. Interest in the aggregate amount of $3,989 and $0 was accrued on this note during the three months ended June 30, 2009 and 2008, respectively. Interest in the aggregate amount of $7,934 and $0 was accrued on this note during the six months ended June 30, 2009 and 2008, respectively.
200,000	200,000

Convertible note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $230,000 to Alpha Capital, dated January 1, 2009. This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011. Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share. The Company calculated a discount to the note in the amount of $230,000, and recorded $2,024 and $3,319 amortization for this discount during the three and six months ended June 30, 2009, respectively. Interest in the aggregate amount of $4,587 was accrued on this note during the three months ended June 30, 2009. Interest in the aggregate amount of $9,074 was accrued on this note during the six months ended June 30, 2009.
230,000	-

Convertible note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $38,000 to Whalehaven Capital, dated January 1, 2009. This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011. Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share. The Company calculated a discount to the note in the amount of $38,000, and recorded $334 and $548 amortization for this discount during the three and six months ended June 30, 2009, respectively. Interest in the aggregate amount of $1,420 was accrued on this note during the three months ended June 30, 2009. Interest in the aggregate amount of $2,809 was accrued on this note during the six months ended June 30, 2009.
38,000	-

Convertible note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $25,310 to Asher Brand, dated January 1, 2009. This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011. Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share. The Company calculated a discount to the note in the amount of $25,310, and recorded $223 and $365 amortization for this discount during the three and six months ended June 30, 2009, respectively. Interest in the aggregate amount of $504 was accrued on this note during the three months ended June 30, 2009. Interest in the aggregate amount of $997 was accrued on this note during the six months ended June 30, 2009.
25,310	-

Convertible note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $25,310 to Momona Capital, dated January 1, 2009. This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011. Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share. The Company calculated a discount to the note in the amount of $25,310, and recorded $223 and $365 amortization for this discount during the three and six months ended June 30, 2009, respectively. Interest in the aggregate amount of $504 was accrued on this note during the three months ended June 30, 2009. Interest in the aggregate amount of $997 was accrued on this note during the six months ended June 30, 2009.
25,310	-

Convertible note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $10,124 to Lane Ventures, dated January 1, 2009. This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011. Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share. The Company calculated a discount to the note in the amount of $10,124, and recorded $89 and $146 amortization for this discount during the three and six months ended June 30, 2009, respectively. Interest in the aggregate amount of $203 was accrued on this note during the three months ended June 30, 2009. Interest in the aggregate amount of $401 was accrued on this note during the six months ended June 30 2009.
10,124	-
$1,800,714	$1,481,087

	Note	Unamortized	Net of
June 30, 2009:	Amount	Discounts	Discount
Notes payable - current portion	$918,629	$-	$918,629
Notes payable - related parties, current portion	345,500	(56,779)	288,721
Notes payable	536,585	(521,686)	14,899
Total	$1,800,714	$(578,465)	$1,222,249

	Note	Unamortized	Net of
December 31, 2008:	Amount	Discounts	Discount
Notes payable - current portion	$938,364	$-	$938,364
Notes payable - related parties, current portion	332,000	(70,998)	261,002
Notes payable	210,723	(200,000)	10,723
Total	$1,481,087	$(270,998)	$1,210,089

	Three months ended
	June 30,
	2009	2008
Discount on Notes Payable amortized to interest expense:	$13,748	$19,367

	Six months ended
	June 30,
	2009	2008
Discount on Notes Payable amortized to interest expense:	$29,380	$34,564

Maturities of debt are as follows:
December 31,
2009	$674,247
2010	592,908
2011	553,560
$1,800,715

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

At June 30, 2009 and December 31, 2008, the Company had outstanding   $1,787, 244 and $1,465,000 in principal, respectively, of various convertible notes with embedded conversion options accounted for as free standing derivative financial instruments in accordance with SFAS 133 and EITF 00-19.   The fair value of these embedded conversion options was $1,990,944 and $1,150,000 at June 30, 2009 and December 31, 2008, respectively.  The fair value of these embedded conversion options were estimated at June 30, 2009 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.35%; expected dividend yield of 0%; expected option life  of 10; and volatility of 390,59%.  The fair value of these embedded conversion options were estimated at June 30, 2009 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.35%; expected dividend yield of 0%; expected option life  of 10; and volatility of 390.59%.  The fair value of these embedded conversion options were estimated at December 31, 2008 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.27%; expected dividend yield of 0%; expected option life  of 10; and volatility of 332.67%.  The expected term of 10 years was used for all notes in both periods because several of the notes are currently or have been in default, and accordingly the term of the note is deemed not relevant as a variable for the Black-Scholes calculation.  The Company revalues the conversion options at each reporting period, and charges any change in value to operations. During the three months ended June 30, 2009 and 2008, the Company recorded a loss of $857,500 and $388,171, respectively, due to the change in value of the conversion option liability. During the six months ended June 30, 2009 and 2008, the Company recorded a loss of $511,900 and $1,057,912, respectively, due to the change in value of the conversion option liability.

When convertible notes payable are satisfied by payment or by conversion to equity, the Company revalues the related conversion option liability at the time of the payment or conversion.  The conversion option liability is then relieved by this amount, which is charged to additional paid-in capital.  During the three and six months ended June 30, 2009 and 2008, a conversion option in the amount of $7,800 and $0, respectively, was transferred from liability to equity due to the conversion or payment of the related convertible notes payable.

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

During the six  months ended June 30, 2009, the Company negotiated the extension of its notes payable in the aggregate amount of $587,000.  The Company extended the maturity date of these notes until January 1, 2010.  These notes, along with two additional notes payable in the aggregate amount of $150,000, contained certain provisions for a default interest rate.  The Company negotiated an agreement with the noteholders and the noteholders have agreed to the original interest rate of 8% per annum.

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

The Company values embedded conversion features utilizing the Black-Scholes valuation model.  Conversion options are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our conversion option  valuation assumptions for the six months ended June 30, 2009 and 2008:

	June 30,
	2009	2008
Number of options outstanding	349,448,800	224,400,000
Value at June 30	$1,990,944	$1,794,115
Number of options issued during the period	-	18,600,000
Value of options issued during the period	$-	$108,871
Number of options exercised or underlying
notes paid during the period	4,000,000	-
Value of options exercised or underlying
notes paid during the period	$7,800	$-
Revaluation gain (loss) during the period	$511,900	$1,057,912

Black-Scholes model variables:
Volatility	364.61 - 390.59%	213.70- 669.34%
Dividends	-	-
Risk-free interest rates	0.35 – 0.43%	1.51 - 2.17%
Term (years)	10.00	10.00

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

On January 1, 2009, the Company reached a settlement agreement (the “Registration Penalty Settlement” ) with the parties to whom the penalty for the late registration is owed.  The agreement was a cancellation of the liability for the registration of shares in exchange for convertible notes in the amount of $328,744.  At January 1, 2009, the Company valued the conversion option liability based upon the closing price of the Company’s common stock. This value was the same as the December 31, 2008 value of $551,400.  During the six months ended June 30, 2009, the Company recognized a gain on settlement of the conversion option liability in the amount of $222,656, representing the difference between the value of the conversion option of $551,400 and the notes payable issued  pursuant to the Registration Penalty Settlement of $328,744.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $2,940,000,  which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through June 30, 2009, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at June 30, 2009.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.   In the event of  significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

The income tax provision (benefit) for the six months ended June 30, 2009 and  2008 consists of the following:

	June 30, 2009	June 30, 2008
Current
Federal	$--	$--
State	--	--
	--	--

Deferred
Federal	--	--
State	--	--
	--	--

	$--	$--

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal and state income tax rates to income from continuing operations before income taxes is as follows:

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Computed “expected” income tax expense at approximately 34%	$(249,000)	$(1,104,000)

Increase (decrease) in NOL carryforwards	249,000	1,104,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of June 30, 2009 and 2008 are as follows:

	June 30, 2009	June 30, 2008
Deferred tax assets:
Net operating loss	$1,189,000	$2,330,000
Allowance and accruals not recognized for income tax purposes	-	-
Total gross deferred tax assets	1,189,000	2,330,000
Less : Valuation allowance	(1,189,000)	(2,330,000)
Net deferred tax assets	$0	$0

Deferred tax liabilities:

Total gross deferred tax liabilities:
Depreciation and amortization, net	(2,000)	(5,000)
Deferred state tax liability	-	-
Total net deferred tax liabilities	$(2,000)	$(5,000)

These amounts have been presented in the consolidated balance sheets as follows:

	June 30, 2009	June 30, 2008
Current deferred tax asset	$-	$-
Non current deferred tax asset	-	-
Non current deferred tax liability	-	-
Total net deferred tax asset	$-	$-

12. EQUITY

Common Stock

During the three months ended March 31, 2009, the Company issued  5,000,000 shares of common stock to a consultant for services previously provided. The fair value of these shares of $10,000 was charged to operations during the year ended December 31, 2008.

During the three months ended June 30, 2009, the Company issued 600,000 shares of common stock to employees for services previously provided.  The fair value of these shares of $1,200 was charged to operations during the three months ended June 30, 2009.

During the three months ended June 30, 2009, the Company issued 3,600,000 shares of common stock to an investor for the conversion of a note payable in the amount of $18,000.

During the three months ended June 30, 2009, the Company issued 1,250,000 shares of common stock to a consultant for services.  The fair value of these shares in the amount of $6,250 was recorded as a prepaid asset.  As of June 30, 2009, the Company has charged $3,125 to operations.

During the three months ended June 30, 2009, the Company issued 611,600 shares of common stock to an investor for the conversion of $2,000 of principal of a convertible note and $1,058 of accrued interest on the convertible note.

Warrants

The following table summarizes the significant terms of warrants outstanding at June 30, 2009. These warrants may be settled in cash or via cashless conversion into shares of the Company’s common stock at the request of the warrant holder. These warrants were granted as part of a financing agreement:

Range of exercise prices	Number of warrants outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding warrants	Number of warrants exercisable	Weighted average exercise price of exercisable warrants
$0.0050	179,700,000	1.57	$0.0050	179,700,000	$0.0050

$0.0110	18,500,000	2.24	$0.0110	18,500,000	$0.0110

$0.0120	1,000,000	4.21	$0.0120	-	$-

$0.0115	74,000,000	2.24	$0.0115	74,000,000	$0.0115
	273,200,000	1.81	$0.072	272,200,000	$0.071

 Transactions involving warrants are summarized as follows:

	Number of warrants	Weighted Average Exercise Price
Warrants exercisable at December 31, 2008	273,200,000	$0.008

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Warrants outstanding at June 30, 2009	273,200,000	$0.007

Exercisable	272,200,000	$0.007
Not exercisable	1,000,000	$0.012

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

The following table summarizes the changes outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
prices	outstanding	life (years)	options	exercisable	options
$0.005	15,000,000	2.39	$0.005	15,000,000	$0.005

$0.007	20,000,000	3.75	$0.007	20,000,000	$0.007

	35,000,000	3.17	$0.009	35,000,000	$0.008

Transactions involving stock options  are summarized as follows:

		Weighted Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 31, 2008	35,500,000	$0.013

Granted	-	-
Exercised	-	-
Cancelled / Expired	(500,000)	(0.500)

Options outstanding at June 03, 2009	35,000,000	$0.006

Accounting for warrants and  stock options

The Company accounts for the issuance of common stock purchase warrants, stock options, and other freestanding derivative financial instruments in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, the Company classifies, as equity, any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contract that (i) require net-cash or (ii) give the counterparty a choice of net-cash settlement in shares (physical or net-share settlement). At June 30, 2009  and 2008, the Company had  no freestanding derivative financial instruments that require net cash settlement or give the counterparty a choice of net cash settlement or settlement in shares.

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

The accounting guidance states  that the warrants and stock options which are a derivative liability should be revalued each reporting period. The recorded value of such warrants and stock options can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants and stock options, as well as in the volatility of the stock price during the term used for observation and the term remaining for warrants. During the three months ended June 30, 2009 and 2008, the Company recognized a loss of $964,694 and of $363,690, respectively, for the change in the fair value of the warrant liability and recorded the gains and losses in operations during the three months ended June 30, 2009  and 2008. During the six months ended June 30, 2009 and 2008, the Company recognized a loss of $254,283 and $964,402, respectively, for the change in the fair value of the warrant liability and recorded the gains and losses in operations during the six months ended June 30, 2009  and 2008. During the three months ended June 30, 2009  and 2008, the Company recognized a loss of $122,471 and $37,725, respectively, for the change in the fair value of the stock option liability and recorded these amounts in operations during the three months ended June 30, 2009  and 2008. During the six months ended June 30, 2009  and 2008, the Company recognized a loss of $35,046 and $72,751, respectively, for the change in the fair value of the stock option liability and recorded these amounts in operations during the six months ended June 30, 2009  and 2008.

The Company valued warrants using the Black-Scholes valuation model utilizing the following variables:

	June 30,	December 31,
	2009	2008
Volatility	356.55-386.12%	203.6% - 332.7%
Dividends	$-	$-
Risk-free interest rates	0.35-0.43%	0.27% - 2.41%
Term (years)	0.90-4.46	1.15 - 5.00

The Company valued stock options using the Black-Scholes valuation model utilizing the following variables:

	June 30,	December 31,
	2009	2008
Black-Scholes model variables:
Volatility	356.55-386.12%	203.6% to 332.7%
Dividends	$-	$-
Risk-free interest rates	0.35 -0.43%	0.27% - 2.41%
Term (years)	0.13-3.81	0.37 - 5.00

Insufficient Authorized but Unissued Shares of Common Stock

The Company has a potential obligation to issue   791,425,640 and  704,865,040 shares  of common stock upon the conversion of convertible notes and accrued interest, warrants and penalty shares issuable at June 30, 2009, and 2008, respectively.  The Company  had 194,638,638 and 181,787,638   shares  of common stock outstanding at June 30, 2009,  and December 31, 2008, respectively, and  500,000,000 shares  of common stock authorized at June 30, 2009 and 2008.   The Company has exceeded its shares authorized by  486,064,278  and  386,652,678 shares  at June 30, 2009 and 2008, respectively.

13.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The  Company has reported a loss of   $2,012,562 and $731,219  for the three and six  months ended June 30, 2009, and  had an accumulated deficit of  $8,164,673 as of June 30, 2009.  The Company’s net loss for the six months ended June 30, 2009 of  $731,219  was generated primarily by non-cash transactions, including non-cash losses of $254,283 on the revaluation of the warrant liability, $35,046 on the revaluation of the option liability, $511,900 for the revaluation of the conversion option liability, and ($222,656) on the extinguishment of debt. The Company cannot be certain that anticipated revenues from operations will be sufficient to satisfy its ongoing capital requirements.  Management believes the Company will generate sufficient capital from operations and from debt and equity financing in order to satisfy current liabilities in the succeeding twelve months.  Management’s belief is based on the Company’s operating plane, which in turn is based on assumptions that may prove to be incorrect.  If the Company’s financial resources are insufficient the Company may require additional financing in order to execute its operating plan and continue as a going concern.  The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations. The Company has not made any adjustments to the financial statements which would be necessary should the Company not be able to continue as a going concern.

14.  AMENDMENTS TO FINANCIAL STATEMENTS

By letters dated November 7,  2008 and March 6, 2009,  the Company received comments from the SEC to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.  As such, the Company has amended its financial statements for the three  and six months ended  June 30, 2008.

In the table below, in tabular format,  are the areas of major changes for the three months ended June 30, 2008:

	Previously Reported	Adjustment	Restated Amount
Current liabilities	$6,601,995	$267,601	$6,869,596

Total liabilities	$6,615,465	$267,601	$6,883,066

Additional paid-in capital	$841,890	$1,054,158	$1,896,048

Accumulated deficit	$(6,943,698)	$(1,315,759)	$(8,259,457)

Total stockholders’ deficiency	$(6,083,629)	$(261,601)	$(6,345,230)

Total liabilities and (deficiency in) stockholders' equity	$531,536	$-	$531,836

Selling, general and administrative expenses	$534,271	$6,821	$541,092

Total operating expenses	$(145,158)	$(6,821)	$(151,979)

Total other expense	$1,235,773	$(90,266)	$1,145,507

Net loss	$(1,380,931)	$83,445	$(1,297,486)

In the table below, in tabular format,  are the areas of major changes for the six months ended June 30, 2008:

	Previously Reported	Adjustment	Restated Amount
Current liabilities	$6,601,995	$261,601	$6,863,596

Total liabilities	$6,615,465	$261,601	$6,877,066

Additional paid-in capital	$841,890	$1,054,158	$1,896,048

Accumulated deficit	$(6,943,698)	$(1,315,759)	$(8,256,457)

Total stockholders’ deficiency	$(6,083,629)	$(261,601)	$(6,345,230)

Total liabilities and (deficiency in) stockholders' equity	$531,836	$-	$531,836

Selling, general and administrative expenses	$865,348	$12,214	$877,562

Total operating expenses	$(159,750)	$(12,214)	$(171,964)

Total other expense	$2,758,902	$316,259	$3,075,161

Net loss	$(2,918,652)	$(328,473)	$(3,247,125)

The following changes were made to the footnote disclosure of our financial statements:

Beneficial conversion features of notes payable were added:

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

(a) Warrants:

The Company values warrants using the Black-Scholes valuation model.  Warrants are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our warrants and warrant valuation assumptions for the six months ended June 30, 2009 and 2008:

	June 30,
	2009		2008
Number of warrants outstanding	273,200,000		232,200,000
Value at June 30	$1,642,570		$385,868
Number of warrants issued during the period	-		-
Value of warrants issued during the period	$-		$-
Revaluation (gain) loss during the period	$254,283		$964,402

Black-Scholes model variables:
Volatility	356.55-386.12%		206.67% - 213.7%
Dividends	$-	-	-
Risk-free interest rates	0.35- 0.43%		2.17 - 2.41%
Term (years)	0.90 – 4.75		1.90 -04.93

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

The Company values embedded conversion features utilizing the Black-Scholes valuation model.  Conversion options are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our conversion option  valuation assumptions at June 30, 2009 and 2008:

	June 30,
	2009	2008
Number of conversions options outstanding	349,448,800	224,400,000
Value at June 30	$1,990,944	$1,794,115
Number of options issued during the period	-	18,600,000
Value of options issued during the period	$-	$108,871
Number of options exercised or underlying
notes paid during the period	4,000,000	-
Value of options exercised or underlying
notes paid during the period	$7,800	$-
Revaluation gain (loss) during the period	$511,900	$1,057,912

Black-Scholes model variables:
Volatility	364.61 - 390.59%	213.70- 669.34%
Dividends	-	-
Risk-free interest rates	0.35 – 0.43%	1.51 - 2.17%
Term (years)	10.00	10.00

c.)   Stock options

The Company accounts for options in accordance SFAS 123(R).  Options are valued upon issuance, and re-valued at each financial statement reporting date, utilizing the Black-Scholes valuation model.   Option expense is recognized over the requisite service period of the related option award. Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our options and option assumptions for the six months ended June 30, 2009 and 2008:

	June,
	2009	2008
Number of options outstanding	35,000,000	35,500,000
Value at June 30	$209,738	$193,378
Number of options issued during the period	-	5,025,000
Value of options issued during the period	$-	78,540
Number of options recognized during the period
pursuant to SFAS 123(R)	-	-
Value of options recognized during the period
pursuant to SFAS 123(R)	$-	$-
Revaluation (gain) loss during the period	$35,046	$72,751

Black-Scholes model variables:
Volatility	356.55-386.12%	206.67% - 213.7%
Dividends	-	-
Risk-free interest rates	0.35- 0.43%	2.17 - 2.41%
Term (years)	0.13-3.81	1.13 – 5.00

Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $607 for doubtful accounts receivable at June 30, 2009, and $15,877 at December 31, 2008. Actual losses on accounts receivable were $0 for 2008, 2007 and 2006. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the three and six months ended June 30, 2009 and 2008.

This discussion may contain forward looking-statements that involve risks and uncertainties. Our actual results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenue

Revenue increased by $86,069, or  approximately 5%, to $1,767,923 for the three months ended June 30, 2009 from $1,681,854 during  the prior year. Sales increases in  Seafoods, Meat and Game, and Cheese  were offset by sales decreases in Poultry, Produce,  and Specialty lines. We continue to assess the potential of new revenue sources from the manufacture and sale of proprietary food products and additional sales channel opportunities and will implement that strategy if, based on our analysis, we deem it beneficial to us.

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

Cost of goods sold

Selling, general and administrative expenses

Selling, general and administrative expenses were $372,558 for the three months ended  June 30, 2009, an decrease of $168,534, or approximately 31%, compared to $541,092 for the three months ended June 30, 2008.   The primary components of selling, general, and administrative expenses for the three months ended June 30, 2009 were payroll and related costs of $220,773;  consulting and professional fees of $45,962; facilities costs of $42,747; insurance costs of $23,156;   travel and entertainment costs of $10,729; amortization and depreciation of $7,777; commission expense of $8,116; and software expense of $2,162. We expect our legal fees to decrease in 2009 due to (i) an expected reduction in costs related to the Pasta litigation (ii) our continued negotiation of flat billing fees rates with several of our professional service providers including for much of our legal fees going forward.  We also expect to incur reduced accounting fees in 2009 as we have primarily addressed the SEC’s comments to our previous filings.  We do however expect to increase our spending on advertising and  marketing  fees in 2009.

Interest (income) expense, net

Interest (income) expense, net of interest income, decreased by $2,624, or approximately 3%, from $81,220 during the three months ended June 30, 2008 to $78,596 for the three months ended June 30, 2009. This decrease was primarily attributable to the renegotiation of the interest rate with noteholders.

Loss from revaluation of penalty shares

During the three months ended June 30, 2008, the Company revalued the 110,280,000 Penalty Shares using the Black-Scholes valuation model, and at June 30, 2008 recorded liabilities in the amount of $551,400.  These revaluations resulted in recording losses in the amount of $220,560 during the three months ended June 30, 2008.  There was no gain or loss on revaluation of the liability for penalty shares during the period ended June 30, 2009.

Gain and loss from change in fair value of warrant liability

At June 30, 2009, the Company has outstanding warrants to purchase an aggregate 272,200,000  shares of the Company’s common stock.  The Company valued this warrant liability at June 30, 2009 at $1,642,570.    This revaluation resulted in a loss of $964,694,  which the Company charged to operations during the three months ended June 30, 2009.  This is an increase of $601,004  or approximately 165% compared to a loss of $363,690  from the revaluation of the warrant liability which the Company recorded during the three months ended June 30, 2008.

Gain and loss from change in fair value of  option liability

At June 30, 2009, the Company had outstanding a liability to issue an aggregate of 35,000,000 shares of the Company’s common stock pursuant to the exercise of stock options.  The Company revalued this liability at June 30, 2009 at $209,738.  This revaluation resulted in a loss of $122,471  which the Company included in operations for the three months ended June 30, 2009.  This is an increase  of $84,746  or approximately 225% compared to a loss of $37,725 from the revaluation of the conversion option liability which the Company recorded during the three months ended June 30, 2008.

Gain and loss from change in fair value of conversion option liability

At June 30, 2009, the Company had outstanding a liability to issue an aggregate of 349,448,800  shares of the Company’s common stock pursuant to convertible notes payable.  The Company revalued this liability at June 30, 2009 at $1,990,944.  This revaluation resulted in a loss of $857,500  which the Company included in operations for the three months ended June 30, 2009.  This is an increase  of $469,329   or approximately  121% compared to a loss of $388,171  from the revaluation of the conversion option liability which the Company recorded during the three months ended June 30, 2008.

Net loss

For the reasons stated above, net loss for the three months ended June 30, 2009 was $2,012,562, an increase of $715,076  or approximately 55% compared to a net loss of $1,297,486, during the three months ended June 30, 2008. It is important to  note that  a substantial portion of these gains and losses are the result of non-cash items, such as the revaluation of warrant liability, option liability, and conversion option liability, as well as the gain and loss on the extinguishment of debt.  These non-cash items of income and expense  had no direct impact on our cash flows during the periods ended June 30, 2009 or 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenue

Revenue increased by $83,366 or  approximately 3%, to $3,368,598 for the six months ended June 30, 2009 from $3,285,232 during  the prior year. Sales increases in  Seafoods, Meat and Game, and Cheese  were offset by sales decreases in Poultry, Produce,  and Specialty lines. We continue to assess the potential of new revenue sources from the manufacture and sale of proprietary food products and additional sales channel opportunities and will implement that strategy if, based on our analysis, we deem it beneficial to us.

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

Cost of goods sold

Our cost of goods sold  for the six months ended June 30, 2009 was $2,572,360, a decrease of $7,274 or approximately 1%  compared to cost of goods sold  of $2,579,634  for the six months ended June 30, 2008. Cost of goods sold is primarily made up of the following expenses for the six months ended June 30, 2009: shipping expenses in the amount of $664,038;  and cost of good of specialty, meat, game, cheese poultry and other sales categories in the amount of $1,880,936,   shipping costs increased $2,707 for 2009 versus 2008 with a corresponding decrease of $9,981 in cost of good of specialty, meat, game, cheese poultry and other sales categories due to increased margins.

Selling, general and administrative expenses

Selling, general and administrative expenses were $759,119 for the six months ended  June 30, 2009, an decrease of $118,443, or approximately 14%, compared to $877,562 for the six months ended June 30, 2008.   The primary components of selling, general, and administrative expenses for the six months ended June 30, 2009 were payroll and related costs of $448,911;  consulting and professional fees of $129,199;  facilities costs of $66,664; insurance costs of $43,727;   amortization and depreciation of $17,327; travel and entertainment expenses of $14,549; and software expense of $11,655. We expect our legal fees to decrease in 2009 due to (i) an expected reduction in costs related to the Pasta litigation (ii) our continued negotiation of flat billing fees rates with several of our professional service providers including for much of our legal fees going forward.  We also expect to incur reduced accounting fees in 2009 as we have primarily addressed the SEC’s comments to our previous filings.  We do however expect to increase our spending on advertising and  marketing  fees in 2009.

Interest (income) expense, net

Interest (income) expense, net of interest income, increased by $23,174, or approximately 14%, from $166,591 during the six months ended June 30, 2008 to $189,765 for the six months ended June 30, 2009. This increase was attributable primarily to the new issuances of convertible notes payable for services performed and the settlement of the penalty for late registration of shares, to the renegotiation of the interest rate with noteholders, and to the amortization of the discount associated with the beneficial conversion features of these  notes.

Gain and loss on extinguishment of debt

During the six months ended June 30, 2008, the Company extended certain of its notes payable, and as consideration for these extensions the Company provided the lenders with warrants  to purchase an aggregate 43,200,000 shares of the Company’s common stock.  This resulted in a loss on extinguishment of debt in the amount of $168,620.  During the six months ended June 30, 2009, the Company negotiated a settlement of the liability for penalty shares, whereby the Company issued convertible notes payable in the amount of $328,744, as a result the Company recorded a gain on the transactions of $222,656.

Loss from revaluation of penalty shares

During the six months ended June 30, 2008, the Company revalued the 110,280,000 Penalty Shares using the Black-Scholes valuation model, and at June 30, 2008 recorded liabilities in the amount of $551,400.  These revaluations resulted in recording losses in the amount of $551,400 during the six months ended June 30, 2008.  During the six months ended June 30, 2009, there was no gain or loss on revaluation of the liability for penalty shares.

Gain and loss from change in fair value of warrant liability

At June 30, 2009, the Company has outstanding warrants to purchase an aggregate 272,200,000  shares of the Company’s common stock.  The Company valued this warrant liability at June 30, 2009 at $1,642,570.    This revaluation resulted in a loss of $254,283  which the Company charged to operations during the six months ended June 30, 2009.  This is a decrease of $710,119  or approximately 74% compared to a loss of $964,402  from the revaluation of the warrant liability which the Company recorded during the six months ended June 30, 2008.

Gain and loss from change in fair value of  option liability

At June 30, 2009, the Company had outstanding a liability to issue an aggregate of 35,000,000  shares of the Company’s common stock pursuant to the exercise of stock options.  The Company revalued this liability at June 30, 2009 at $209,738.  This revaluation resulted in a loss of $35,046  which the Company included in operations for the six months ended June 30, 2009.  This is a decrease  of $37,705  or approximately 52% compared to a loss of $72,751 from the revaluation of the conversion option liability which the Company recorded during the six months ended June 30, 2008.

Gain and loss from change in fair value of conversion option liability

At June 30, 2009, the Company had outstanding a liability to issue an aggregate of 349,448,800shares of the Company’s common stock pursuant to convertible notes payable.  The Company revalued this liability at June 30, 2009 at $1,990,944.  This revaluation resulted in a loss of $511,900  which the Company included in operations for the six months ended June 30, 2009.  This is a decrease  of $546,012   or approximately  52% compared to a loss of $1,057,912  from the revaluation of the conversion option liability which the Company recorded during the six months ended June 30, 2008.

Net income (loss)

For the reasons stated above, net income for the six months ended June 30, 2009 was $731,219, an decrease of $2,515,906  or approximately 78% compared to a net loss of $3,247,125, during the six months ended June 30, 2008. It is important to  note that  a substantial portion of these gains and losses are the result of non-cash items, such as the revaluation of warrant liability, option liability, and conversion option liability, as well as the gain and loss on the extinguishment of debt.  These non-cash items of income and expense  had no direct impact on our cash flows during the periods ended June 30, 2009 or 2008.

Liquidity and Capital Resources

As of June 30, 2009, the Company had current assets of $419,957, consisting of cash of $93,410, loans receivable of $87,000, other current assets of  $7,625, inventory of $28,754, and trade accounts receivable of $203,168.  Also, at June 30, 2009, the Company had current liabilities of  $6,542,503, consisting of accounts payable and accrued liabilities of $808,596 (of which $134,085 is payable to a related party); accrued interest of $527,097; accrued interest – related parties of $156,208; current portion of notes payable, net of discounts of $918,629; current portion of notes payable – related parties, net of discounts of $288,721; warrant liability of $1,642,570; option liability of $209,738; and conversion option liability of $1,990,944.  This resulted in a working capital deficit of $6,122,546.

During the six months ended June 30, 2009, the Company had cash used by operating activities of $56,976. The Company charged to operations $17,327 for depreciation and amortization, $70,136 for the amortization of the discount on accrued interest, $29,380 for the amortization of the discount on notes payable, $254,283 for the revaluation of the warrant liability, $511,900 for the revaluation of the conversion option liability, $35,046 for the revaluation of the option liability, and credited operations  ($222,656) for the loss on extinguishment of debt, The Company’s results  also reflect  a increased working capital deficiency of $32,373.

The Company had cash used by investing activities  of $7,540, which consisted of payments made for the acquisitions of property and equipment.

The Company had cash used by financing activities of $2,619, which consisted of  principal payments on debt.

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

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2009, the Company issued 600,000 shares of common stock to employees for services previously provided.  The fair value of these shares of $1,200 was charged to operations during the three months ended June 30, 2009.

During the three months ended June 30, 2009, the Company issued 3,600,000 shares of common stock to an investor for the conversion of a note payable in the amount of $18,000.

During the three months ended June 30, 2009, the Company issued 1,250,000 shares of common stock to a consultant for services.  The fair value of these shares in the amount of $6,250 was recorded as a prepaid asset.  As of June 30, 2009, the Company has charged $3,125 to operations.

During the three months ended June 30, 2009, the Company issued 611,600 shares of common stock to an investor for the conversion of $2,000 of principal of a convertible note and $1,058 of accrued interest on the convertible note.

Item 3. Defaults Upon Senior Securities

None.

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

SIGNATURE	TITLE	DATE

/s/ Sam Klepfish Sam Klepfish	Chief Executive Officer	August 14, 2009

/s/ John McDonald John McDonald	Principal Financial Officer	August 14, 2009