Form 10-Q
period 2009-09-30
INNOVATIVE FOOD HOLDINGS INC
filed 2009-11-13
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.
For the quarterly period ended September 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date:  194,638,638 Common Shares outstanding at October 26, 2009.

INNOVATIVE FOOD HOLDINGS, INC.

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
ASSETS	(UNAUDITED)	(AUDITED)

Current assets

Cash and cash equivalents	$143,973	$160,545
Accounts receivable, net	269,046	239,566
Loan receivable, current portion net	96,550	60,000
Inventory	47,795	-
Other current assets	7,420	9,000

Total current assets	564,784	469,111

Loan receivable, net	52,500	93,000
Property and equipment, net	35,528	52,620

	$652,812	$614,731

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Accounts payable and accrued expenses	$729,055	$832,613
Accrued liabilities- related parties	134,085	126,671
Accrued interest, net of discount	551,270	437,269
Accrued interest - related parties	163,178	173,471
Notes payable, current portion	918,766	938,364
Notes payable - related parties, current portion, net of discount	307,658	261,002
Warrant liability	864,975	1,388,287
Option liability	125,424	174,692
Conversion option liability	1,252,256	1,150,000
Penalty for late registration of shares	-	551,400
Total current liabilities	5,046,668	6,033,769

Notes payable net of discount	19,188	10,723
	5,065,856	6,044,492
Stockholders' deficiency
Common stock, $0.0001 par value; 500,000,000 shares authorized;
194,638,638 and 183,577,038 shares issued, 184,638,638 and
173,577,038 shares outstanding at September 30, 2009 and December 31, 2008, respectively	19,464	18,358
Additional paid-in capital	2,157,609	1,985,335
Accumulated deficit	(6,590,117)	(7,433,454)
Total stockholders' deficiency	(4,413,044)	(5,429,761)

	$652,812	$614,731

See notes to consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
		(Restated)		(Restated)

Revenue	$1,891,316	$1,791,302	$5,259,914	$5,076,534

Cost of goods sold	1,451,934	1,439,641	4,024,294	4,019,275
	439,382	351,661	1,235,620	1,057,259

Selling, general and administrative expenses	360,201	463,693	1,119,320	1,341,255
Total operating expenses	360,201	463,693	1,119,320	1,341,255

Operating profit (loss)	79,181	(112,032)	116,300	(283,996)

Other (income) expense:
Impairment on investment in Pasta Italiana	-	127,147	-	127,147
Interest expense	99,462	99,244	289,227	265,835
(Gain) loss on extinguishment of debt	-	-	(222,656)	168,620
(Gain) loss from revaluation of penalty shares	-	(110,280)	-	441,120
(Gain) loss from change in fair value of warrant liability	(777,595)	(125,553)	(523,312)	838,849
Fair value of options issued	-	34,786	-	113,326
(Gain) loss from change in fair value of option liability	(84,314)	(20,663)	(49,268)	52,088
Fair value of conversion option issued	-	-	-	14,945
(Gain) loss from change in fair value of conversion option liability	(732,928)	(117,672)	(221,028)	940,240
Total other expense	(1,495,375)	(112,991)	(727,037)	2,962,170

Income (loss) before income taxes	1,574,556	959	843,337	(3,246,166)

Income tax expense	-	-	-	-

Net income (loss)	$1,574,556	$959	$843,337	$(3,246,166)

Net income (loss) per share - basic	$0.008	$0.000	$0.004	$(0.018)

Net income (loss) per share - diluted	$0.001	$0.000	$0.001	$(0.018)

Weighted average shares outstanding - basic	194,638,638	181,787,638	189,817,233	181,787,638

Weighted average shares outstanding - diluted	684,679,238	702,814,718	679,857,833	181,787,638

See notes to consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(UNAUDITED)
	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:		(Restated)

Net income (loss)	$843,337	$(3,246,166)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	24,632	30,138
Non-cash compensation	11,200	-
(Gain) loss on extinguishment of debt	(222,656)	168,620
Impairment of investments	-	127,147
Reserve for bad debt	-	2,500
Fair value of options issued	-	113,326
Fair value of conversion options issued in excess of discount	-	14,945
Amortization of discount on notes payable	62,100	60,281
Amortization of discount on accrued interest	97,093	86,931
Change in fair value of warrant liability	(523,312)	838,853
Change in fair value of option liability	(49,268)	52,088
Change in fair value of conversion option liability	(221,028)	940,240
Revaluation of penalty for late registration of shares	-	441,116
Changes in operating assets and liabilities:
Accounts receivable	(29,480)	(23,870)
Other current assets	(39,965)	-
Bank overdraft	-	3,372
Accounts payable and accrued expenses	49,220	237,867
Accrued liabilities- related party	(2,879)	81,485
Net cash used in operating activities	(1,006)	(71,127)

Cash flows from investing activities:
Principal payments received on loan	3,950	4,500
Acquisition of property and equipment	(7,540)	(4,379)
Net cash (used in) provided by investing activities	(3,590)	121

Cash flows from financing activities:
Principal payments on debt	(11,976)	(3,604)
Net cash used in financing activities	(11,976)	(3,604)

Decrease in cash and cash equivalents	(16,572)	(74,610)

Cash and cash equivalents at beginning of period	160,545	74,610

Cash and cash equivalents at end of period	$143,973	$-

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-

Income Taxes	$-	$-
Items not affecting cash
Revaluation of conversion option liability	$(221,028)	$940,240

Revaluation of warrant liability	$(523,312)	$838,853

Revaluation of warrant liability	$(49,268)	$52,088

Revaluation of penalty for late registration of shares	$-	$441,116

Common stock issued for consulting contract	$16,250	$-

Common stock issued to employees	$1,200	$-

Common stock issued for conversion of notes payable and accrued interest	$21,058	$-

See notes to consolidated financial statements

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
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

Interim Financial Information

The accompanying unaudited interim consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-K for the year ended December 31, 2008. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results of operations to be expected for the full year.

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

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(Unaudited)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned operating subsidiary, Food Innovations, Inc.  and its other wholly-owned subsidiaries Food New Media Group, Inc.  and 4 The Gourmet, Inc.  All material intercompany transactions have been eliminated upon consolidation of these entities.

Revenue Recognition

The Company recognizes revenue upon product delivery.  We ship all our products either overnight shipping terms or three day shipping terms to the customer and the customer takes title to product and assumes risk and ownership of the product when it is delivered.  Shipping charges to customers and sales taxes collectible from customers, if any, are included in revenues.

For revenue from product sales, the Company recognizes revenue in accordance with Financial Accounting Standards Board “FASB” Accounting Standard Codification “ASC” 605-15-05 (formerly referred to as “Staff Accounting Bulletin ("SAB") No. 104”, which superseded SAB No. 101, Revenue Recognition (“SAB No. 101”)). ASC 605-15-05 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. FASB ASC 605-15-05 incorporates ASC 605-25-05 “Multiple-Deliverable Revenue Arrangements” (formerly referred to as Emerging Issues Task Force ("EITF") No. 00-21). ASC 605-25-05 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing ASC 605-25-05 on the Company's consolidated financial position and results of operations was not significant.

This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.  ASC 605-25-05 became effective for revenue arrangements entered into in periods beginning after June 15, 2003.  For revenue arrangements occurring on or after August 1, 2003, the Company revised its revenue recognition policy to comply with the provisions of ASC 605-25-05  and ASC 605-45-05 (formerly referred to as EITF 99-19).

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

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  Accounts receivable are presented net of an allowance for doubtful accounts of $607 and $15,877 at September 30, 2009 and December 31, 2008, respectively.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(Unaudited)

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

As of September 30, 2009, the Company’s management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

Comprehensive Income

FASB ASC 220-10-15 (formerly referred to as Statement of Financial Accounting Standards No. 130 (“SFAS 130”)), “Reporting Comprehensive Income,” establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, ASC 220-10-15 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  The Company does not have any items of other comprehensive income in any of the periods presented.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(Unaudited)

Basic and Diluted Income (Loss) Per Share

In accordance with FASB ASC 260-10-45 (formerly referred to as SFAS No. 128), "Earnings Per Share," the basic loss per common share is computed by dividing net income available to common stockholders less preferred dividends by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive, and the numerator is changed to reflect any changes  to net loss that would have occurred had the dilutive shares been issued.

Diluted earnings per shares was computed as follows for the three months ended September 30, 2009:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$1,574,556	194,638,638	$0.008

Effect of Dilutive Securities:

Conversion of notes and interest to common stock:
Additional shares reserved for assured conversion		487,040,600
Decrease in interest expense due to assured conversion	99,462
Remove gain on revaluation of conversion option liability	(732,928)

Shares accrued, not yet issued	-	3,000,000

Diluted earnings per share	$941,090	684,679,238	$0.001

Diluted earnings per shares was computed as follows for the nine months ended September 30, 2009:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$843,337	189,817,233	$0.004

Effect of Dilutive Securities:

Conversion of notes and interest to common stock:
Additional shares reserved interest for conversion		487,040,600
Decrease in interest expense due to assured conversion	289,227
Remove gain on revaluation of conversion option liability	(221,028)

Shares accrued, not yet issued	-	3,000,000

Diluted earnings per share	$911,536	679,857,833	$0.001

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(Unaudited)

Diluted earnings per shares was computed as follows for the three months ended September 30, 2008:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$959	181,787,638	$0.000

Effect of Dilutive Securities:

Conversion of notes and interest to common stock:
Additional shares reserved interest for conversion		345,827,080
Decrease in interest expense due to conversion	265,835
Remove gain on revaluation of conversion option liability	(125,553)
Warrants		139,700,000
Remove gain on revaluation of warrant liability	(75,537)
Options		35,500,000
Remove gain on revaluation of option liability	(20,663)

Diluted earnings per share	$45,041	702,814,718	$0.000

Diluted loss per share was not calculated for the nine months ended September 30, 2008 as the effect would have been anti-dilutive.

Anti-dilutive shares for the three months ended September 30, 2009:

The following warrants  were not included in fully diluted earning per share because the exercise prices of the warrants were greater than the average market price of the Company’s common stock:

179,700,000 shares at an exercise price of $0.005 per share; 18,500,000 shares at an exercise price of $0.011 per share; 74,000,000 shares at an exercise price of $0.0115 per share; and 1,000,000 shares at an exercise price of $0.012 per share.

 The following options  were not included in fully diluted earning per share because the exercise prices of the warrants were greater than the average market price of the Company’s common stock:

15,000,000 shares at $0.005 per share and 20,000,000 shares at $0.007 per share.

Anti-dilutive shares for the nine months ended September 30, 2009:

The following warrants  were not included in fully diluted earning per share because the exercise prices of the warrants were greater than the average market price of the Company’s common stock:

Warrants:  179,700,000 shares at an exercise price of $0.005 per share; 18,500,000 shares at an exercise price of $0.011 per share; 74,000,000 shares at an exercise price of $0.0115 per share; and 1,000,000 shares at an exercise price of $0.012 per share.

 The following options  were not included in fully diluted earning per share because the exercise prices of the warrants were greater than the average market price of the Company’s common stock:

15,000,000 shares at $0.005 per share and 20,000,000 shares at $0.007 per share.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(Unaudited)

 Anti-dilutive shares for the three months ended September 30, 2008:

The following warrants  were not included in fully diluted earning per share because the exercise prices of the warrants were greater than the average market price of the Company’s common stock:

18,500,000 shares at an exercise price of $0.011 per share; 74,000,000 shares at an exercise price of $0.0115 per share; and 11,000,000 shares at an exercise price of $0.012 per share.

 The following options  were not included in fully diluted earning per share because the exercise prices of the warrants were greater than the average market price of the Company’s common stock:

15,000,000 shares at $0.005 per share; 20,000,000 shares at $0.007 per share; and 500,000 shares at $0.50 per share.

Anti-dilutive shares for the nine months ended September 30, 2008:

The following securities were outstanding at September 30, 2008:

Warrants:  18,500,000 shares at an exercise price of $0.011 per share; 74,000,000 shares at an exercise price of $0.0115 per share; and 11,000,000 shares at an exercise price of $0.012 per share.

Options:   15,000,000 shares at $0.005 per share; 20,000,000 shares at $0.007 per share; and 500,000 shares at $0.50 per share.

Convertible notes and interest:  339,260,240 shares at $0.005; 5,272,400 shares at $0.01 per share; and 1,294,440 shares at 0.025 per share.

Liquidity

As reflected in the accompanying consolidated financial statements, the Company had net income of $1,574,556 and $959  for the three months ended September 30, 2009 and 2008, respectively.  The Company had net income of $843,337  and a loss of $3,246,166 for the nine months ended September 30, 2009 and 2008, respectively.   This  variance was principally due to non-cash adjustments due to the changes in the fair values of warrants, conversion options and registration penalty liabilities rather to differences in actual operating results.  The Company  had an accumulated deficit of  $6,590,117  at  September 30, 2009.  In addition, the Company’s current liabilities exceeded its current assets by   $4,481,884 as of September 30, 2009.  Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

Historically, we have funded our operations from cash generated by operations and from the issuance of both debt and equity securities.  The Company’s cash on hand may be insufficient to fund its planned operating needs.  Management is continuing to pursue new debt and/or equity financing and is continually evaluating the Company’s cash and capital needs.

The Company expects that any sale of additional equity securities or convertible debt will result in additional dilution to our stockholders.  The Company can give no assurance that it will be able to generate adequate funds from operations, that funds will be available, or the Company will be able to obtain such funds on favorable terms and conditions.  If the Company cannot generate positive cash flow from operations or secure additional funds, it will not be able to continue as a going concern.

By adjusting its operations and development to the level of available resources, management believes it has sufficient capital resources to meet projected cash flow through the next twelve months. The Company also intends to increase market share and cash flow from operations by focusing its sales activities on specific market segments. However, if thereafter, the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms it finds acceptable, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.  Currently, we do not have any material long-term obligations other than those described in Note 9 to the financial statements included in this report, nor have we identified any long-term obligations that we contemplate incurring in the near future. As we seek to increase our sales of perishables, as well as identify new and other consumer oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

The independent auditors report on our December 31, 2008 financial statements state that our recurring losses raise substantial doubts about our ability as a going concern.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(Unaudited)

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash  in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At September 30, 2009 and 2008, trade receivables from the Company’s largest customer amounted to 93 % and 95%  respectively, of total trade receivables.

Reclassification

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC 718-10 (formerly referred to as SFAS 123R), Share-Based Payment. This statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period.

In August 2005, the Company’s commitments to issue shares of common stock first exceeded its common stock authorized. At this time, the Company began to value its stock options via the liability method of accounting. Pursuant to guidance in ASC 780-10  the cost of these options are valued via the Black-Scholes valuation method when issued, and re-valued at each reporting period.  The gain or loss from this revaluation is charged to compensation expense during the period.  Options expense and gain or loss on revaluation during the three months ended September 30, 2009 and 2008 are summarized in the table below:

	Three Months ended September 30,
	2009	2008
Option expense	$-	$34,786

Gain on revaluation of options	$(84,314)	$(20,663)

Options expense and gain or loss on revaluation during the nine months ended September 30, 2009 and 2008 are summarized in the table below:

	Nine Months ended September 30,
	2009	2008
Option expense	$-	$113,326

(Gain) loss on revaluation of options	$(49,268)	$52,088

Options outstanding as of  December 31, 2008, and changes during the nine months ended September 30, 2009 are presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 31, 2008	35,500,000	$0.013
Granted	-	-
Exercised	-	-
Cancelled/Expired	(500,000)	(0.500)

Options outstanding at September 30, 2009	35,000,000	$0.006

Aggregate intrinsic value of options outstanding and options exercisable at September 30, 2009, was $0. Aggregate intrinsic value represents the difference between the company's closing stock price on the last trading day of the fiscal period, which was $0.0036 at September 30, 2009, and the exercise price multiplied by the number of options outstanding. As of September 30, 2009 total unrecognized stock-based compensation expense related to non-vested stock options was $0. The total fair value of options vested was $0 for the three and nine month periods ended September 30, 2009 and 2008.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(Unaudited)

Significant Recent Accounting Pronouncements

The following accounting guidance has been issued and will be effective for the Company in or after fiscal year 2009:

Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820” and formerly referred to as FAS-157), establishes a framework for measuring fair value in GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. ASC 820 is effective for fiscal years beginning after November 15, 2007. ASC 820-10-65, Transition and Open Effective Date Information, deferred the effective date of ASC 820, for non-financial assets and liabilities that are not on a recurring basis recognized or disclosed at fair value in the financial statements, to fiscal years, and interim periods, beginning after November 15, 2008. The Company has adopted the guidance within ASC 820 for non-financial assets and liabilities measured at fair value on a nonrecurring basis at January 1, 2009 and will continue to apply its provisions prospectively from January 1, 2009. The application of ASC 820 for non-financial assets and liabilities did not have a significant impact on earnings nor the financial position for the periods presented.

FASB ASC 805, Business Combinations (“ASC 805” and formerly referred to as FAS-141(R)) requires the acquisition method to be applied to all transactions and other events in which an entity obtains control over one or more other businesses, requires the acquirer to recognize the fair value of all assets and liabilities acquired, even if less than one hundred percent ownership is acquired, and establishes the acquisition date fair value as measurement date for all assets and liabilities assumed. The guidance within ASC 805 is effective prospectively for any acquisitions made after fiscal years beginning after December 15, 2008.

FASB ASC 810, Consolidation (“ASC 810”), ASC 810-10-65, Transition and Open Effective Date Information (“ASC 810-10-65” and formerly referred to as FAS-160) establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated financial statements. ASC 810-10-65 is effective for fiscal years beginning after December 15, 2008. The application of ASC 810-10-65 did not have a significant impact on earnings nor the financial position.

FASB ASC 815, Derivatives and Hedging (“ASC 815”), ASC 815-10-65, Transition and Open Effective Date Information (“ASC 815-10-65”and formerly referred to as FAS-161) includes a requirement for enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. ASC 815 is effective prospectively for fiscal years beginning after November 15, 2008. The application of ASC 815 expanded the required disclosures in regards to the Company’s derivative and hedging activities.

FASB ASC 350, Intangibles – Goodwill and Other, ASC 350-30-65, Transition and Open Effective Date Information (“ASC 350-30-65” and formerly referred to as FSP FAS 142-3) amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible. ASC 350-30-65 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance in this ASC 350-30-65 for determining the useful life of a recognized intangible shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements of ASC 350-30-65, however, shall be applied prospectively to all intangible assets recognized in the Company’s financial statements as of the effective date. The application of ASC 350-30-65 is not expected to have a material impact on earnings nor the financial position.

FASB ASC 715, Compensation – Retirement Benefits, ASC 715-20-65, Transition and Open Effective Date Information (“ASC 715-20-65” and formerly referred to as FSP FAS-132(R)-1) provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plans. ASC 715-20-65 is effective prospectively for fiscal years ending after December 15, 2009. The application of ASC 715-20-65 will expand the Company’s disclosures regarding pension plan assets.

FASB ASC 825 Financial Instruments, ASC 825-10-65, Transition and Open Effective Date Information (“ASC 825-10-65” and formerly referred to as FSP FAS 107-1 and APB 28-1) requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. ASC 825-10-65 is effective prospectively for interim reporting periods ending after June 15, 2009. The application of ASC 825-10-65 expanded the Company’s disclosures regarding the use of fair value in interim periods.

FASB ASC 855, Subsequent Events (“ASC 855” and formerly referred to as FAS-165), modified the subsequent event guidance. The three modifications to the subsequent events guidance are: 1) To name the two types of subsequent events either as recognized or non-recognized subsequent events, 2) To modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statement are issued or available to be issued and 3) To require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date, i.e. whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and should be applied prospectively.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(Unaudited)

3. ACCOUNTS RECEIVABLE

At September 30, 2009 and December 31, 2008, accounts receivable consists of:

	September 30, 2009	December 31, 2008
Accounts receivable from customers	$269,653	$255,443
Allowance for doubtful accounts	(607)	(15,877)
Accounts receivable, net	$269,046	$239,566

4.  LOAN RECEIVABLE

The  loan receivable consists  of a loan to Pasta Italiana, Inc. (“Pasta”) in the net carrying amount of $149,050 and $153,000  at September 30, 2009 and December 31, 2008, respectively.  This  note bears interest at the rate of  15% per annum, payable in shares of Pasta stock.  The loan was renegotiated during the twelve months ended December 31, 2008, and resulted in the Company recognizing an impairment to the loan in the amount of $142,124, which was charged to operations during the year ended December 31, 2008.  This impairment was based upon the renegotiated principal and interest amount due the Company.  At  September 30, 2009, $96,550 of the amount due is classified as a current asset, and $52,500 is classified as a long term asset. At December 31, 2008, $60,000 was classified as a current asset, and $93,000 is classified as a long-term asset.  At September 30, 2009, Pasta is not in compliance with  the terms of the settlement agreement. During the three months ended September 30, 2009, the Company received principle payments in the amount of $3,950 from Pasta.  Management will consider the benefit to the Company of giving formal notice to Pasta with regard to their non-compliance with the payment terms of the Pasta note, which would trigger default status of the note, during the coming three months ending December 31, 2009.

5. INVENTORY

Inventory consists of the Company's specialty food which has been purchased from third parties. Components of inventories at September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
	2009	2008
Finished goods	$47,795	$-
Total	$47,795	$-

6. PROPERTY AND EQUIPMENT

A summary of property and equipment at September 30, 2009 and December 31, 2008, is as follows:

	September 30, 2009	December 31, 2008
Computer equipment	$301,812	$292,608
Furniture and fixtures	65,650	67,298
	367,462	359,906
Less accumulated depreciation and amortization	(331,934)	(307,286)
Total	$35,528	$52,620

Depreciation and amortization expense amounted to $7,305 and $9,741, respectively, for the three months ended September 30, 2009 and 2008. Depreciation and amortization expense amounted to $24,632 and $30,138, respectively, for the nine months ended September 30, 2009 and 2008.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(Unaudited)

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
	2009	2008
Trade payables	$705,205	$824,172
Accrued payroll and commissions	23,850	8,441
	$729,055	$832,613

At September 30, 2009 and December 31, 2008, accrued liabilities to related parties in the amount of $134,085 and $126,671, respectively, consisted of accrued payroll and payroll related benefits.

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

During the three months ended  September 30, 2009 and 2008, the amounts of $35,252, and $30,374, respectively, were credited to additional paid-in capital as a discount on convertible interest. The aggregate amount of discounts on convertible interest charged to operations during the three months ended September 30, 2009 and 2008 was $26,998 and $33,514, respectively.

At September 30, 2009 and December 31, 2008, the Company has the following accrued interest on its balance sheet:

September 30, 2009:	Gross	Discount	Net
Non-related parties	$579,229	$(27,959)	$551,270
Related parties	163,178	-	163,178
Total	$742,407	$(27,959)	$714,448

December 31, 2008:	Gross	Discount	Net
Non-related parties	$441,013	$(3,744)	$437,269
Related parties	173,471	-	173,471
Total	$614,484	$(3,744)	$610,740

Certain of the accrued interest is convertible in to shares of the Company’s common stock at prices ranging from $0.005 to $0.010 per share. At September 30, 2009, convertible accrued interest was $711,411 which was convertible into  139,191,800  shares of common stock; at December 31, 2008, convertible accrued interest was $587,981 which was convertible into 114,043,320 shares of common stock.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(Unaudited)

9. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

September 30, 2009	December 31, 2008
Convertible note payable in the original amount of $350,000 to Alpha Capital Aktiengesselschaft (“Alpha Capital”), dated February 25, 2005. This note consists of $100,000 outstanding under a previous note payable which was cancelled on February 25, 2005, and $250,000 of new borrowings. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities. This note entered technical default status on May 16, 2005. The note originally carried interest at the rate of 8% per annum, and was due in full on February 24, 2007. Upon default, the note’s interest rate increased to 15% per annum, and the note became immediately due. During the three months ended June 30, 2009, the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $250,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a conversion price of $0.005 per share. Interest in the amount of $6,956 and $13,043 was accrued on this note during the three months ended September 30, 2009 and 2008, respectively. Interest in the amount of $26,596 and $38,846 was accrued on this note during the nine months ended September 30, 2009 and 2008, respectively. During the twelve months ended December 31, 2006 the note holder converted $5,000 into shares of common stock. During the twelve months ended December 31, 2006 the holder of the note converted $27,865 of accrued interest into common stock. This note is past due at December 31, 2008. The noteholder has agreed to extend the maturity date of this note until January 1, 2010
$345,000	$345,000

Convertible note payable in the original amount of $100,000 to Joel Gold, a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible by the holder into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $100,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004 and 2005. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share. Interest in the amount of $504 was accrued on this note during the three months ended September 30, 2009, and 2008. Interest in the amount of $1,495 and $1,501 was accrued on this note during the nine months ended September 30, 2009, and 2008, respectively. During the twelve months ended December 31, 2006, $75,000 of the principal amount was converted into common stock. This note is past due at September 30, 2009 and December 31, 2008.
25,000	25,000

Convertible note payable in the original amount of $85,000 to Briolette Investments, Ltd, dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on March 11, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $85,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible by the holder into common stock of the Company at a price of $0.005 per share. Interest in the amount of $766 was accrued on this note during the three months ended September 30, 2009 and 2008. Interest in the amount of $2,273 and $2,298 was accrued on this note during the nine months ended September 30, 2009 and 2008, respectively. During the twelve months ended December 31, 2005, the note holder converted $44,000 of the note payable into common stock. During the twelve months ended December 31, 2006, the Company made a $3,000 cash payment on the principal amount of the note. This note is past due at September 30, 2009 and December 31, 2008.
38,000	38,000

Convertible note payable in the amount of $80,000 to Brown Door, Inc., dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on March 11, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $80,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share. Interest in the amount of $1,614 was accrued on this note during the three months ended September 30, 2009, and 2008. Interest in the amount of $4,789 and $4,806 was accrued on this note during the nine months ended September 30, 2009, and 2008, respectively. This note is past due at September 30, 2009 and December 31, 2008.
80,000	80,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(Unaudited)

September 30, 2009	December 31, 2008
Convertible note payable in the amount of $50,000 to Whalehaven Capital Fund, Ltd. (“Whalehaven Capital”) dated February 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisites numbers of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities. This note is in technical default as of May 16, 2005. The note originally carried interest at the rate of 8% per annum, and was due in full on February 24, 2007. Upon default, the note’s interest rate increased to 15% per annum, and the note became due immediately. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in May, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $807 and $1,513 was accrued on this note during the three months ended September 30, 2009 and 2008, respectively. Interest in the amount of $3,085 and $4,506 was accrued on this note during the nine months ended September 30, 2009 and 2008, respectively. During the twelve months ended December 31, 2006, $10,000 of principal and $589 of accrued interest was converted into common stock. This note is past due at December 31, 2008. The noteholder has agreed to extend the maturity date of this note until January 1, 2010.
40,000	40,000

Convertible note payable in the amount of $50,000 to Oppenheimer & Co., / Custodian for Joel Gold IRA, a related party, dated March 14, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $1,009 was accrued on this note during the three months ended September 30, 2009, and 2008. Interest in the amount of $2,994 and $3,005 was accrued on this note during the nine months ended September 30, 2009, and 2008, respectively. This note is past due at September 30, 2009 and December 31, 2008.
50,000	50,000

Convertible note payable in the original amount of $30,000 to Huo Hua dated May 9, 2005. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005 and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $404 was accrued on this note during the three months ended September 30, 2009 and 2008. Interest in the amount of $1,199 and $1,203 was accrued on this note during the nine months ended September 30, 2009 and 2008, respectively. During the twelve months ended December 31, 2006, the note holder converted $10,000 of principal into common stock. This note is past due at September 30, 2009 and December 31, 2008.
20,000	20,000

Convertible note payable in the amount of $25,000 to Joel Gold a board member and related party, dated January 25, 2005. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on January 25, 2007. The note is convertible into common stock of the Company at a conversion of $0.025 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005, 2006, and 2007. Accrued interest is convertible into common stock of the Company at a price of $0.025 per share. Interest in the amount of $504 was accrued on this note during the three months ended September 30, 2009 and 2008. Interest in the amount of $1,495 and $1,501 was accrued on this note during the nine months ended September 30, 2009 and 2008, respectively. This note is past due at September 30, 2009 and December 31, 2008.
25,000	25,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(Unaudited)

September 30, 2009	December 31, 2008
Convertible note payable in the amount of $25,000 to The Jay & Kathleen Morren Trust dated January 25, 2005. The note bears interest at the rate of 6% per annum, has no provisions for a default or past due rate and was due in full on January 25, 2007. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005, 2006, and 2007. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $377 was accrued on this note during the three months ended September 30, 2009 and 2008. Interest in the amount of $1,119 and $1,123 was accrued on this note during the nine months ended September 30, 2009 and 2008, respectively. This note is past due at September 30, 2009 and December 31, 2008.
25,000	25,000

Convertible note payable in the amount of $10,000 to Lauren M. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.01 per share . A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $202 was accrued on this note during the three months ended September 30, 2009, and 2008. Interest in the amount of $599 and $602 was accrued on this note during the nine months ended September 30, 2009, and 2008, respectively. This note is past due at September 30, 2009 and December 31, 2008.
10,000	10,000

Convertible note payable in the amount of $10,000 to Richard D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $202 was accrued on this note during the three months ended September 30, 2009, and 2008. Interest in the amount of $599 and $602 was accrued on this note during the nine months ended September 30, 2009, and 2008, respectively. This note is past due at September 30, 2009 and December 31, 2008.
10,000	10,000

Convertible note payable in the amount of $10,000 to Christian D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $202 was accrued on this note during the three months ended September 30, 2009, and 2008. Interest in the amount of $599 and $602 was accrued on this note during the nine months ended September 30, 29, and 2008, respectively. This note is past due at September 30, 2009 and December 31, 2008.
10,000	10,000

Convertible note payable in the amount of $10,000 to Andrew I. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $202 was accrued on this note during the three months ended September 30, 2009, and 2008. Interest in the amount of $599 and $602 was accrued on this note during the nine months ended September 30, 2009, and 2008, respectively. This note is past due at September 30, 2009 and December 31, 2008.
10,000	10,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(Unaudited)

September 30, 2009	December 31, 2008
Convertible note payable in the amount of $8,000 to Adrian Neilan dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and is due in full on October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $8,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $161 was accrued on this note during the three months ended September 30, 2009, and 2008. Interest in the amount of $478 and $480 was accrued on this note during the nine months ended September 30, 2009, and 2008, respectively. This note is past due at September 30, 2009 and December 31, 2008.
8,000	8,000

Convertible note payable in the amount of $5,000 to Matthias Mueller dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $5,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $101 was accrued on this note during the three months ended September 30, 2009, and 2008. Interest in the amount of $300 and $301 was accrued on this note during the nine months ended September 30, 2009, and 2008, respectively. This note is past due at September 30, 2009 and December 31, 2008.
5,000	5,000

Convertible note payable in the amount of $120,000 to Alpha Capital dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities. This note is in technical default as of November 13, 2005. The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $120,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $2,419 and $4,537 was accrued on this note during the three months ended September 30, 2009 and 2008, respectively. Interest in the amount of $9,251 and $13,512 was accrued on this note during the nine months ended September 30, 2009 and 2008, respectively. This note is past due at December 31, 2008. The noteholder has agreed to extend the maturity date of this note until January 1, 2010.
120,000	120,000

Convertible note payable in the amount of $30,000 to Whalehaven Capital dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities. This note was in technical default as of November 13, 2005. The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $605 and $1,134 was accrued on this note during the three months ended September 30, 2009 and 2008, respectively. Interest in the amount of $2,312 and $3,379 was accrued on this note during the nine months ended September 30, 2009 and 2008, respectively. This note is past due at December 31, 2008. The noteholder agreed to extend the maturity date of this note until January 1, 2010.
30,000	30,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(Unaudited)

September 30, 2009	December 31, 2008
Convertible note payable in the original amount of $25,000 to Asher Brand, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities. This note was in technical default as of November 13, 2005. The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. The note is convertible into common stock of the Company at a conversion of $0.005 per share . A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $362 and $870 was accrued on this note during the three months ended September 30, 2009 and 2008, respectively. Interest in the amount of $1,496 and $2,591 was accrued on this note during the nine months ended September 30, 2009 and 2008, respectively. During the twelve months ended December 31, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock, and during the twelve months ended December 31, 2008, the holder of the note converted an additional $3,000 of principal into common stock. During the three months ended June 30, 2009, the holder converted $2,000 of principal and $1,058 of accrued interest into common stock. This note is past due at December 31, 2008. The noteholder has agreed to extend the maturity date of this note until January 1, 2010.
18,000	20,000

Convertible note payable in the original amount of $25,000 to Momona Capital, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities. This note was in technical default at November 13, 2005. The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $354 and $870 was accrued on this note during the three months ended September 30, 2009 and 2008, respectively. Interest in the amount of $1,377 and $2,591 was accrued on this note during the nine months ended September 30, 2009 and 2008, respectively. During the twelve months ended December 31, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock, and during the twelve months need December 31, 2008, the holder of the note converted an additional $5,000 principal into common stock. This note is past due at December 31, 2008. The noteholder agreed to extend the maturity date of this note until January 1, 2010.
18,000	18,000

Convertible note payable in the amount of $10,000 to Lane Ventures dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities. This note was in technical default at November 13, 2005. The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $121 and $226 was accrued on this note during the three months ended September 30, 2009 and 2008, respectively. Interest in the amount of $461 and $674 was accrued on this note during the nine months ended September 30, 2009 and 2008, respectively. During the twelve months ended December 31, 2006, the holder of the note converted $4,000 of principal and $1,467 of accrued interest into common stock. This note is past due at December 31, 2008. The noteholder has agreed to extend the maturity date of this note until January 1, 2010.
6,000	6,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(Unaudited)

September 30, 2009	December 31, 2008
Note payable in the amount of $120,000 to Alpha Capital, dated February 7, 2006. The note originally carried interest at the rate of 15% per annum, and was originally due in full on February 7, 2007. The Company was not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. During the three months ended September 30, 2007, the Company extended the due date of the notes one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholders to convert the notes and accrued interest into common stock of the Company at a rate of $0.005 per share. This note entered technical default on October 31, 2007. The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $95,588 and amortized this discount to interest expense when the note entered default status in October 2007. In January 2009, the Company extended this note to April 16, 2009. As consideration for the extension of this notes, the Company issued five-year warrants as follows: warrants to purchase 24,000,000 shares of common stock at $0.0115 per share; 6,000,000 shares of common stock at $0.011 per share; and 2,400,000 shares of common stock at $0.005 per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $126,465. This transaction was accounted for as an extinguishment of debt, and a loss of $126,465 was charged to operations during the twelve months ended December 31, 2008. Interest in the amount of $4,537 and $6,049 was accrued on this note during the three months ended September 30, 2009 and 2008, respectively. Interest in the amount of $15,211 and $18,016 was accrued on this note during the nine months ended September 30, 2009 and 2008, respectively. This note is past due at September 30, 2009.
120,000	120,000

Note payable in the amount of $30,000 to Whalehaven Capital dated February 7, 2006. The note originally carried interest at the rate of 15% per annum, and was due in full on February 7, 2007. The Company was not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable. During the three months ended September 30, 2007, the Company extended the due date of the notes one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholders to convert the notes and accrued interest into common stock of the Company at a rate of $0.005 per share. This note entered technical default on October 31, 2007. The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $23,897 and amortized this discount to interest expense when the note entered default status in October 2007. On January 2009, the Company extended this note to April 16, 2009. As consideration for the extension of this notes, the Company issued five-year warrants as follows: warrants to purchase 6,000,000 shares of common stock at $0.0115 per share; 1,500,000 shares of common stock at $0.011 per share; and 600,000 shares of common stock at $0.005 per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $31,616. This transaction was accounted for as an extinguishment of debt, and a loss of $31,616 was charged to operations during the twelve months ended December 31, 2008. Interest in the amount of $1,134 was accrued on this note during the three months ended September 30, 2009 and 2008. Interest in the amount of $3,736 and $3,378 was accrued on this note during the nine months ended September 30, 2009 and 2008, respectively. This note is past due at September 30, 2009.
30,000	30,000

Note payable in the amount of $75,000 to Michael Ferrone, dated August 2, 2004. The note bears interest at the rate of 8% per annum, and was due in full on February 2, 2005. On September 30, 2008, this note was extended to December 31, 2009 in exchange for adding a convertibility feature to the note. This feature allows for conversion to common stock at a price of $0.005 per share. The Company valued this beneficial conversion feature at the amount of $89,945 using the Black-Scholes valuation model. $75,000 of this amount was charged to discount on the note; $4,001 of this discount was amortized to interest expense during the year ended December 31, 2008. During the three and six months ended June 30, 2009, $9,477 and $14,220 was amortized to interest expense, respectively. Interest in the amount of $1,513 was accrued on this note during the three months ended September 30, 2009, and 2008. Interest in the amount of $4,489 and $4,506 was accrued on this note during the nine months ended September 30, 2009, and 2008, respectively.
75,000	75,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(Unaudited)

September 30, 2009	December 31, 2008
Note payable in the amount of $10,000 to Alpha Capital, dated May 19, 2006. The note originally carried interest at the rate of 15% per annum, and was originally due in full on November 19, 2006. The Company is not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at February 20 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. During the three months ended September 30, 2007, the Company extended the due date of the notes one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholders to convert the notes and accrued interest into common stock of the Company at a rate of $0.005 per share. This note entered technical default on October 31, 2007. The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $7,966 and amortized this discount to interest expense when the note entered default status in October 2007. On March 12, 2008, the Company extended this note to March 4, 2009. As consideration for the extension of this notes, the Company issued five-year warrants as follows: warrants to purchase 2,000,000 shares of common stock at $0.0115 per share; 500,000 shares of common stock at $0.011 per share; and 200,000 shares of common stock at $0.005 per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $10,539. This transaction was accounted for as an extinguishment of debt, and a loss of $10,539 was charged to operations during the twelve months ended December 31, 2008. Interest in the amount of $377 and $504 was accrued on this note during the three months ended September 30, 2009 and 2008, respectively. Interest in the amount of $1,243 and $1,501 was accrued on this note during the nine months ended September 30, 2009 and 2008, respectively. The noteholder agreed to extend the maturity date of this note until January 1, 2010.
10,000	10,000

Twenty-nine convertible notes payable in the amount of $4,500 each to Sam Klepfish, the Company’s CEO and a related party, dated the first of the month beginning on November 1, 2006. Pursuant to the Company’s employment agreement with Mr. Klepfish, the amount of $4,500 in salary is accrued each month to a note payable. These notes bear interest at the rate of 8% per annum and have no due date. These notes and accrued interest are convertible into common stock of the Company at a rate of $0.005 per share. Beneficial conversion features in the aggregate amount of $9,000 for the year ended December 31, 2006, $39,190 for the year ended December 31, 2007, $58,464 for the year ended December 31, 2008, and $8,100 for the three months ended March 31, 2009 were calculated using the Black-Scholes valuation model. Since these notes are payable on demand, the value of these discounts were charged immediately to interest expense. Interest in the aggregate amount of $2,632 and $1,933 was accrued on these notes during the three months ended September 30, 2009 and 2008, respectively. Interest in the aggregate amount of $7,638 and $4,977 was accrued on these notes during the nine months ended September 30, 2009 and 2008, respectively.
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

Note payable in the original amount of $25,787 to Microsoft Corporation dated May 3, 2006. The note bears interest at the rate of 9.7% per annum, and is payable in 60 monthly payments of $557 beginning October 1, 2006. Interest in the amount of $316 and $441 was capitalized to this note during the three months ended September 30, 2009 and 2008, respectively. Interest in the amount of $1,044 and $1,410 was capitalized to this note during the nine months ended September 30, 2009 and 2008, respectively. Principal and interest in the amounts of $1,672 were paid on this note during the three months ended September 30, 2009 and 2008. Principal and interest in the amounts of $5,017 were paid on this note during the nine months ended September 30, 2009 and 2008.
12,113	16,087

Convertible note payable in the amount of $200,000 to Alpha Capital, dated December 31, 2008. This note bears interest at the rate of 8% per annum, and is due in full on December 31, 2009. Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share. Also issued with this note are warrants to purchase 40,000,000 shares of the Company’s common stock at a price of $0.005 per share. The Company calculated a discount to the note in the amount of $200,000, and recorded $9,261 and $11,577 amortization for this discount during the three and nine months ended September 30, 2009, respectively. Interest in the aggregate amount of $4,033 and $0 was accrued on this note during the three months ended September 30, 2009 and 2008, respectively. Interest in the aggregate amount of $11,967 and $0 was accrued on this note during the nine months ended September 30, 2009 and 2008, respectively. During the three months ended September 30, 2009, the Company made an $8,000 payment on the principle of this note.
192,000	200,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(Unaudited)

September 30, 2009	December 31, 2008
Convertible note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $230,000 to Alpha Capital, dated January 1, 2009. This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011. Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share. The Company calculated a discount to the note in the amount of $230,000, and recorded $3,164 and $6,483 amortization for this discount during the three and nine months ended September 30, 2009, respectively. Interest in the aggregate amount of $4,638 was accrued on this note during the three months ended September 30, 2009. Interest in the aggregate amount of $13,712 was accrued on this note during the nine months ended September 30, 2009.
230,000	-

Convertible note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $38,000 to Whalehaven Capital, dated January 1, 2009. This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011. Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share. The Company calculated a discount to the note in the amount of $38,000, and recorded $523 and $1,071 amortization for this discount during the three and nine months ended September 30, 2009, respectively. Interest in the aggregate amount of $1,436 was accrued on this note during the three months ended September 30, 2009. Interest in the aggregate amount of $4,245 was accrued on this note during the nine months ended September 30, 2009.
38,000	-

Convertible note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $25,310 to Asher Brand, dated January 1, 2009. This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011. Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share. The Company calculated a discount to the note in the amount of $25,310, and recorded $348 and $713 amortization for this discount during the three and nine months ended September 30, 2009, respectively. Interest in the aggregate amount of $510 was accrued on this note during the three months ended September 30, 2009. Interest in the aggregate amount of $1,507 was accrued on this note during the nine months ended September 30, 2009.
25,310	-

Convertible note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $25,310 to Momona Capital, dated January 1, 2009. This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011. Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share. The Company calculated a discount to the note in the amount of $25,310, and recorded $348 and $713 amortization for this discount during the three and nine months ended September 30, 2009, respectively. Interest in the aggregate amount of $510 was accrued on this note during the three months ended September 30, 2009. Interest in the aggregate amount of $1,507 was accrued on this note during the nine months ended September 30, 2009.
25,310	-

Convertible note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $10,124 to Lane Ventures, dated January 1, 2009. This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011. Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share. The Company calculated a discount to the note in the amount of $10,124, and recorded $139 and $285 amortization for this discount during the three and nine months ended September 30, 2009, respectively. Interest in the aggregate amount of $205 was accrued on this note during the three months ended September 30, 2009. Interest in the aggregate amount of $606 was accrued on this note during the nine months ended September 30 2009.
10,124	-
$1,791,357	$1,481,087

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(Unaudited)

	Note	Unamortized	Net of
September 30, 2009:	Amount	Discounts	Discount
Notes payable - current portion	$918,766	$-	$918,766
Notes payable - related parties, current portion	345,500	(37,842)	307,658
Notes payable	527,091	(507,903)	19,188
Total	$1,791,357	$(545,745)	$1,245,612

	Note	Unamortized	Net of
December 31, 2008:	Amount	Discounts	Discount
Notes payable - current portion	$938,364	$-	$938,364
Notes payable - related parties, current portion	332,000	(70,998)	261,002
Notes payable	210,723	(200,000)	10,723
Total	$1,481,087	$(270,998)	$1,210,089

	Three months ended
	September 30,
	2009	2008
Discount on Notes Payable amortized to interest expense:	$26,998	$33,514

	Nine months ended
	September 30,
	2009	2008
Discount on Notes Payable amortized to interest expense:	$97,093	$86,931

Maturities of debt are as follows:

December 31,
2009	$672,890
2010	592,908
2011	525,559
$1,791,357

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(Unaudited)

Conversion Options Embedded in Convertible Notes

The Company accounts for conversion options embedded in convertible notes in accordance with FASB ASC 815-10-05 (“ASC 815-10-05”, formerly referred to as SFAS No. 133) ‘‘Accounting for Derivative Instruments and Hedging Activities’’ and FASB ASC 815-40-05 (“ASC 815-40-05”, formerly referred to as EITF 00-19) ‘‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. ASC 815-10-05 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with ASC 815-40-05.

At September 30, 2009 and December 31, 2008, the Company had outstanding   $1,779,244  and $1,465,000 in principal, respectively, of various convertible notes with embedded conversion options accounted for as free standing derivative financial instruments in accordance with ASC 815-10-05 and ASC 815-40-05 .   The fair value of these embedded conversion options was $1,252,256 and $1,150,000 at September 30, 2009 and December 31, 2008, respectively.  The fair value of these embedded conversion options were estimated at September 30, 2009 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.18%; expected dividend yield of 0%; expected option life  of 10; and volatility of 369%.  The fair value of these embedded conversion options were estimated at December 31, 2008 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.27%; expected dividend yield of 0%; expected option life  of 10; and volatility of 332.67%.  The expected term of 10 years was used for all notes in both periods because several of the notes are currently or have been in default, and accordingly the term of the note is deemed not relevant as a variable for the Black-Scholes calculation.  The Company revalues the conversion options at each reporting period, and charges any change in value to operations. During the three months ended September 30, 2009 and 2008, the Company recorded a gain of $732,928 and $117,672, respectively, due to the change in value of the conversion option liability. During the nine months ended September 30, 2009 and 2008, the Company recorded a gain of $221,028 and a loss of $940,240, respectively, due to the change in value of the conversion option liability.

When convertible notes payable are satisfied by payment or by conversion to equity, the Company revalues the related conversion option liability at the time of the payment or conversion.  The conversion option liability is then relieved by this amount, which is charged to additional paid-in capital.  During the three months ended September 30, 2009 and 2008, a conversion option in the amount of $5,760 and $0, respectively, was transferred from liability to equity due to the conversion or payment of the related convertible notes payable. During the nine months ended September 30, 2009 and 2008, a conversion option in the amount of $13,560 and $0, respectively, was transferred from liability to equity due to the conversion or payment of the related convertible notes payable.

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

Extension of notes payable

The Company accounts for modifications of its notes payable according to the guidance in FASB ASC 470-50-40 (“ASC 470-50-40”, and formerly referred to as EITF 96-19), “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and FASB ASC 470-50-40 (“ASC 470-50-40”, and formerly referred to as EITF 06-6, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments”) Pursuant to ASC 470-50-40, changes to an existing note should be accounted for as an extinguishment of the note with resultant gain or loss if the present value of the cash flows from the new note vary by  more than 10% from the present value of the cash flows from the original note.  ASC 470-50-40 provides an exception to this rule for the addition of conversion options accounted for as a derivative liability.

During the year ended December 31, 2007, the Company negotiated the extension of three of its notes payable in the aggregate amount of $160,000.  As consideration for the extension, the Company agreed to add a convertibility feature to the notes.  Because this note falls under the exception in ASC 470-50-40 regarding the addition of conversion options accounted for as a derivative liability, the Company accounted for this transaction as a modification of the existing note. The conversion option liability was valued at the amount of $127,450 at the date of the issuance of the extension via the Black-Scholes method. This amount was debited to discount on notes payable, and is being amortized via the effective interest method over the extended term of the related notes.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(Unaudited)

During the year ended December 31, 2008, the Company negotiated the further extension of these three notes payable in the aggregate amount of $160,000.  As consideration for the extension, the Company provided warrants to purchase an aggregate 43,200,000 shares of common stock.  The Company valued these warrants at the date of issuance via the Black-Scholes valuation method at $168,620.  The value of these warrants are considered a component of the 10% present value calculation under ASC 470-50-40. The Company accounted for this transaction as an extinguishment of debt, and recorded a loss on extinguishment in the amount of $168,620.  This amount was charged to operations during the year ended December 31, 2008.

During the nine  months ended September 30, 2009, the Company negotiated the extension of its notes payable in the aggregate amount of $587,000.  The Company extended the maturity date of these notes until January 1, 2010.  These notes, along with two additional notes payable in the aggregate amount of $150,000, contained certain provisions for a default interest rate.  The Company negotiated an agreement with the noteholders and the noteholders have agreed to the original interest rate of 8% per annum.

Embedded conversion features of notes payable:

The Company accounts for conversion options embedded in convertible notes in accordance with FASB ASC 815-10-05 (“ASC 815-10-05”, and formerly referred to as SFAS No. 133) and FASB ASC 815-40-05 (“ASC 815-40-05”, and formerly referred to as EITF 00-19). ASC 815-10-05 generally requires companies to bifurcate conversion options embedded in convertible notes and preferred shares from their host instruments and to account for them as free standing derivative financial instruments in accordance with ASC 815-40-05.

The Company values embedded conversion features utilizing the Black-Scholes valuation model.  Conversion options are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our conversion option  valuation assumptions for the nine months ended September 30, 2009 and 2008:

	September 30,
	2009	2008
Number of options outstanding	349,448,800	243,000,000
Value at September 30,	$1,252,256	$1,700,972
Number of options issued during the period	-	15,000,000
Value of options issued during the period	$-	$89,945
Number of options exercised or underlying
notes paid during the period	5,600,000	-
Value of options exercised or underlying
notes paid during the period	$13,560	$-
Revaluation gain (loss) during the period	$221,028	$(940,240)

Black-Scholes model variables:
Volatility	364.61 - 390.59%	213.70- 669.34%
Dividends	-	-
Risk-free interest rates	0.18 – 0.43%	1.51 - 2.17%
Term (years)	10.00	10.00

10. PENALTY FOR LATE REGISTRATION OF SHARES

During the twelve months ended December 31, 2008, the Company accrued liabilities for the issuance of 0 and 22,760,000, respectively (the “Penalty Shares”), of the Company’s stock pursuant to a penalty calculation with regard to the late registration of shares underlying convertible notes payable.  At December 31, 2008, there were a total of 110,280,000 Penalty Shares issuable.  During the  twelve  months ended December 31, 2008, the Company  revalued  these 110,280,000 Penalty Shares.  This resulted in  losses of $ 220,564 and $3,296, respectively.  The liability carried on the Company’s balance sheets at December 31, 2008 representing the value of the Penalty Shares is $551,400.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(Unaudited)

On January 1, 2009, the Company reached a settlement agreement (the “Registration Penalty Settlement” ) with the parties to whom the penalty for the late registration is owed.  The agreement was a cancellation of the liability for the registration of shares in exchange for convertible notes in the amount of $328,744.  At January 1, 2009, the Company valued the conversion option liability based upon the closing price of the Company’s common stock. This value was the same as the December 31, 2008 value of $551,400.  During the nine months ended September 30, 2009, the Company recognized a gain on settlement of the conversion option liability in the amount of $222,656, representing the difference between the value of the conversion option of $551,400 and the notes payable issued  pursuant to the Registration Penalty Settlement of $328,744.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $6,700,000,  which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through September 30, 2009, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at September 30, 2009.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.   In the event of  significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

The income tax provision (benefit) for the nine months ended September 30, 2009 and  2008 consists of the following:

	September 30, 2009	September 30, 2008
Current
Federal	$-	$-
State	-	-
	-	-

Deferred
Federal	-	-
State	-	-
	-	-

	$-	$-

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal and state income tax rates to income from continuing operations before income taxes is as follows:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Computed “expected” income tax expense at approximately 34%	$239,000	$(1,098,000)

Increase (decrease) in NOL carryforwards	(239,000)	1,098,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(Unaudited)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of September 30, 2009 and 2008 are as follows:

	September 30, 2009	September 30, 2008
Deferred tax assets:
Net operating loss	$(1,471,000)	$(3,622,000)
Allowance and accruals not recognized for income tax purposes	-	-
Total gross deferred tax assets	(1,471,000)	(3,622,000)
Less : Valuation allowance	1,471,000	3,622,000
Net deferred tax assets	$0	$0

Deferred tax liabilities:

Total gross deferred tax liabilities:
Depreciation and amortization, net	(1,000)	(3,000)
Deferred state tax liability	-	-
Total net deferred tax liabilities	$(1,000)	$(3,000)

These amounts have been presented in the consolidated balance sheets as follows:

	September 30, 2009	September 30, 2008
Current deferred tax asset	$-	$-
Non current deferred tax asset	-	-
Non current deferred tax liability	-	-
Total net deferred tax asset	$-	$-

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

During the three months ended September 30, 2009, the Company issued no shares of common stock.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(Unaudited)

During the three months ended June 30, 2009, the Company issued 611,600 shares of common stock to an investor for the conversion of $2,000 of principal of a convertible note and $1,058 of accrued interest on the convertible note.

Warrants

The following table summarizes the significant terms of warrants outstanding at September 30, 2009. These warrants may be settled in cash or via cashless conversion into shares of the Company’s common stock at the request of the warrant holder. These warrants were granted as part of a financing agreement:

Range of exercise prices	Number of warrants outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding warrants	Number of warrants exercisable	Weighted average exercise price of exercisable warrants
$0.0050	179,700,000	1.32	$0.0050	179,700,000	$0.0050

$0.0110	18,500,000	1.99	$0.0110	18,500,000	$0.0110

$0.0120	1,000,000	3.96	$0.0120	-	$-

$0.0115	74,000,000	1.99	$0.0115	74,000,000	$0.0115
	273,200,000	1.55	$0.072	272,200,000	$0.071

 Transactions involving warrants are summarized as follows:

	Number of warrants	Weighted Average Exercise Price
Warrants exercisable at December 31, 2008	273,200,000	$0.008

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Warrants outstanding at September 30, 2009	273,200,000	$0.007

Exercisable	272,200,000	$0.007
Not exercisable	1,000,000	$0.012

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

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(Unaudited)

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

The following table summarizes the changes outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
prices	outstanding	life (years)	options	exercisable	options
$0.005	15,000,000	2.14	$0.005	15,000,000	$0.005

$0.007	20,000,000	3.50	$0.007	20,000,000	$0.007

	35,000,000	2.92	$0.009	35,000,000	$0.008

Transactions involving stock options are summarized as follows:

		Weighted Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 31, 2008	35,500,000	$0.013

Granted	-	-
Exercised	-	-
Cancelled / Expired	(500,000)	(0.500)

Options outstanding at September 30, 2009	35,000,000	$0.006

Accounting for warrants and stock options

The Company accounts for the issuance of common stock purchase warrants, stock options, and other freestanding derivative financial instruments in accordance with the provisions of FASB ASC 815-40-15 (“ASC 815-40-15” and formerly referred to as EITF 00-19). Based on the provisions of ASC 815-40-05  the Company classifies, as equity, any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contract that (i) require net-cash or (ii) give the counterparty a choice of net-cash settlement in shares (physical or net-share settlement). At September 30, 2009  and 2008, the Company had  no freestanding derivative financial instruments that require net cash settlement or give the counterparty a choice of net cash settlement or settlement in shares.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(Unaudited)

The fair value of these warrants and stock options is determined utilizing the Black-Scholes valuation model. Through August 2005, these warrants were accounted for by the equity method, whereby the fair value of the warrants was charged to additional paid-in capital. During September, 2005, the number of shares of the Company's common stock issued and issuable exceeded the number of shares of common stock the Company had authorized. As the Company no longer had sufficient shares authorized to settle all of our outstanding contracts, this triggered a change in the manner in which the Company accounts for the warrants and stock options. The Company began to account for these warrants  and stock options utilizing the liability method. Pursuant to ASC 815-40-05 ,"If a contract is reclassified from permanent or temporary equity to an asset or a liability, the change in fair value of the contract during the period the contract was classified as equity should be accounted for as an adjustment to stockholders' equity." Accordingly, during the year ended December 31, 2005, the Company charged the amount of $10,374,536 to stockholders' equity. At the same time, the Company changed the way in which it accounts for the beneficial conversion feature of convertible notes payable (see note 8).

The accounting guidance states that the warrants and stock options which are a derivative liability should be revalued each reporting period. The recorded value of such warrants and stock options can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants and stock options, as well as in the volatility of the stock price during the term used for observation and the term remaining for warrants. During the three months ended September 30, 2009 and 2008, the Company recognized a gain of $777,595 and of $125,553, respectively, for the change in the fair value of the warrant liability and recorded the gains and losses in operations during the three months ended September 30, 2009  and 2008. During the nine months ended September 30, 2009 and 2008, the Company recognized a gain of $523,312 and a loss of $838,849, respectively, for the change in the fair value of the warrant liability and recorded the gains and losses in operations during the nine months ended September 30, 2009  and 2008. During the three months ended September 30, 2009  and 2008, the Company recognized a gain of $84,314 and $20,663, respectively, for the change in the fair value of the stock option liability and recorded these amounts in operations during the three months ended September 30, 2009  and 2008. During the nine months ended September 30, 2009  and 2008, the Company recognized a gain of $49,268 and  a loss of $52,088, respectively, for the change in the fair value of the stock option liability and recorded these amounts in operations during the nine months ended September 30, 2009  and 2008.

The Company valued warrants using the Black-Scholes valuation model utilizing the following variables:

	September 30,	December 31,
	2009	2008
Volatility	363.81-386.12%	203.6% - 332.7%
Dividends	$-	$-
Risk-free interest rates	0.18-0.43%	0.27% - 2.41%
Term (years)	0.40-4.46	1.15 - 5.00

The Company valued stock options using the Black-Scholes valuation model utilizing the following variables:

	September 30,	December 31,
	2009	2008
Volatility	363.81-386.12%	203.6% - 332.7%
Dividends	$-	$-
Risk-free interest rates	0.18-0.43%	0.27% - 2.41%
Term (years)	2.14-3.31	1.15 - 5.00

Insufficient Authorized but Unissued Shares of Common Stock

The Company has a potential obligation to issue   797,240,600 and  724,807,080 shares  of common stock upon the conversion of convertible notes and accrued interest, warrants and penalty shares issuable at September 30, 2009, and 2008, respectively.  The Company  had 194,638,638 and 181,787,638   shares  of common stock outstanding at September 30, 2009,  and 2008, respectively, and  500,000,000 shares  of common stock authorized at September 30, 2009 and 2008.   The Company has exceeded its shares authorized by  491,879,238  and 406,594,718 shares  at September 30, 2009 and 2008, respectively.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(Unaudited)

13.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The  Company has reported a net income of $1,574,556 and $843,337  for the three and nine  months ended September 30, 2009, and  had an accumulated deficit of  $6,590,117 as of September 30, 2009.  The Company’s net income for the nine months ended September 30, 2009 of  $843,337  was generated primarily by non-cash transactions, including non-cash gains of $523,312 on the revaluation of the warrant liability, $49,268 on the revaluation of the option liability, $221,028 for the revaluation of the conversion option liability, and $222,656 on the extinguishment of debt. The Company cannot be certain that anticipated revenues from operations will be sufficient to satisfy its ongoing capital requirements.  Management believes the Company will generate sufficient capital from operations and from debt and equity financing in order to satisfy current liabilities in the succeeding twelve months.  Management’s belief is based on the Company’s operating plane, which in turn is based on assumptions that may prove to be incorrect.  If the Company’s financial resources are insufficient the Company may require additional financing in order to execute its operating plan and continue as a going concern.  The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations. The Company has not made any adjustments to the financial statements which would be necessary should the Company not be able to continue as a going concern.

14.  AMENDMENTS TO FINANCIAL STATEMENTS

By letters dated November 7,  2008 and March 6, 2009,  the Company received comments from the SEC to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.  As such, the Company has amended its financial statements for the three  and nine months ended  September 30, 2008.

In the table below, in tabular format,  are the areas of major changes for the three months ended September 30, 2008:

	Previously Reported	Adjustment	Restated Amount
Current liabilities	$6,852,354	$(143,742)	$6,705,240

Total liabilities	$6,939,467	$(68,742)	$6,792,353

Additional paid-in capital	$890,264	$1,041,912	$1,932,176

Accumulated deficit	$(7,360,328)	$(898,170)	$(8,258,498)

Total stockholders’ deficiency	$(6,451,885)	$143,742	$(6,308,143)

Total liabilities and (deficiency in) stockholders' equity	$487,582	$-	$487,582

Selling, general and administrative expenses	$449,556	$14,137	$463,693

Total operating expenses	$(97,895)	$(14,137)	$(112,032)

Total other expense	$318,735	$(431,726)	$(112,991)

Net loss	$(416,630)	$417,589	$959

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(Unaudited)

In the table below, in tabular format,  are the areas of major changes for the nine months ended September 30, 2008:

	Previously Reported	Adjustment	Restated Amount
Current liabilities	$6,852,354	$(143,742)	$6,708,612

Total liabilities	$6,939,467	$(143,742)	$6,795,725

Additional paid-in capital	$890,264	$1,041,912	$1,932,176

Accumulated deficit	$(7,360,328)	$(898,170)	$(8,258,498)

Total stockholders’ deficiency	$(6,451,885)	$143,742	$(6,308,143)

Total liabilities and (deficiency in) stockholders' equity	$487,582	$-	$487,582

Selling, general and administrative expenses	$1,314,904	$26,351	$1,341,255

Total operating loss	$(257,645)	$(26,351)	$(283,996)

Total other expense	$3,077,637	$(115,467)	$2,962,170

Net loss	$(3,335,282)	$89,116	$(3,246,166)

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

15. SUBSEQUENT EVENT

As of the date of this interim financial report November 12, 2009, there have been no subsequent events that warrant disclosure by the Company

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

On August 25, 2005, the Company entered into contracts which obligated the company under certain circumstances to issue shares of common stock in excess of the number of shares of common stock authorized. Under accounting guidance provided by FASB ASC 815-40-05 (formerly referred to as EITF 00-19), effective August 25, 2005,  the Company began to account for all derivative financial instruments, including warrants, conversion features embedded in notes payable, and stock options,  via the liability method of accounting. Accordingly, all these instruments are  valued at issuance utilizing the Black-Scholes valuation method, and are re-valued at each period ending date, also using the Black-Scholes valuation method.  Any gain or loss from revaluation is charged to operations during the period.

(a) Warrants:

The Company values warrants using the Black-Scholes valuation model.  Warrants are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our warrants and warrant valuation assumptions for the nine months ended September 30, 2009 and 2008:

	September 30,
	2009		2008
Number of warrants outstanding	273,200,000		233,200,000
Value at September 30	$864,975		$1,444,638
Number of warrants issued during the period	-		-
Value of warrants issued during the period	$-		$-
Revaluation (gain) loss during the period	$(523,312)		$838,849

Black-Scholes model variables:
Volatility	355.74-387.88%		203.65% -255.74%
Dividends	$-	-	-
Risk-free interest rates	0.18- 0.43%		1.55 - 2.41%
Term (years)	0.40 – 4.75		0.62 -4.93

b.) Embedded conversion features of notes payable:

The Company accounts for conversion options embedded in convertible notes in accordance with FASB ASC 815-10-05 (formerly referred to as SFAS No. 133)  and FASB ASC 815-40-05 (formerly referred to as EITF 00-19).  FASB ASC 815-10-05 (formerly referred to as  SFAS 133) generally requires companies to bifurcate conversion options embedded in convertible notes and preferred shares from their host instruments and to account for them as free standing derivative financial instruments in accordance with FASB ASC 815-40-05 (formerly referred to as EITF 00-19).

The Company values embedded conversion features utilizing the Black-Scholes valuation model.  Conversion options are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our conversion option  valuation assumptions at September 30, 2009 and 2008:

	September 30,
	2009	2008
Number of options outstanding	349,448,800	243,000,000
Value at September 30	$1,252,256	$1,700,972
Number of options issued during the period	-	15,000,000
Value of options issued during the period	$-	$89,945
Number of options exercised or underlying
notes paid during the period	5,600,000	-
Value of options exercised or underlying
notes paid during the period	$13,560	$-
Revaluation (gain) loss during the period	$(221,028)	$940,240

Black-Scholes model variables:
Volatility	364.61 - 390.59%	213.70- 369.34%
Dividends	-	-
Risk-free interest rates	0.18 – 0.43%	1.51 - 2.17%
Term (years)	10.00	10.00

c.)   Stock options

The Company accounts for options in accordance FASB ASC 718-40 (formerly referred to as SFAS 123(R)).  Options are valued upon issuance, and re-valued at each financial statement reporting date, utilizing the Black-Scholes valuation model.   Option expense is recognized over the requisite service period of the related option award. Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our options and option assumptions for the nine months ended September 30, 2009 and 2008:

	September 30,
	2009	2008
Number of options outstanding	35,000,000	35,500,000
Value at September 30	$125,424	$207,510
Number of options issued during the period	-	20,025,000
Value of options issued during the period	$-	113,326
Number of options recognized during the period
pursuant to SFAS 123(R)	-	-
Value of options recognized during the period
pursuant to SFAS 123(R)	$-	$-
Revaluation (gain) loss during the period	$(49,268)	$52,088

Black-Scholes model variables:
Volatility	355.74-387.88%	203.65% - 255.74%
Dividends	-	-
Risk-free interest rates	0.18- 0.43%	1.55 - 2.41%
Term (years)	0.40-4.75	0.62 -4.93

Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $607 for doubtful accounts receivable at September 30, 2009, and $15,877 at December 31, 2008. Actual losses on accounts receivable were $0 for 2008, 2007 and 2006. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America. The estimated fair values approximate their carrying value because of the short-term maturity of these instruments or the stated interest rates are indicative of market interest rates. These fair values also vary due to the market price of the Company’s stock at the date of valuation. Generally, these liabilities will increase as the price of the Company’s stock increases (with resultant gain), and decrease as the Company’s stock decreases (yielding a loss). These fluctuations are likely to continue as long as the Company has large financial instrument liabilities on its balance sheet. Should the Company succeed in removing these liabilities from its balance sheet, either by satisfying them or by reclassifying them as equity; the amount of gains and losses recognized will be reduced.

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

RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the three and nine months ended September 30, 2009 and 2008.

This discussion may contain forward looking-statements that involve risks and uncertainties. Our actual results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenue

Revenue increased by $99,984, or  approximately 6%, to $1,891,316 for the three months ended September 30, 2009 from $1,791,332 during  the prior year. Sales increases in  Seafoods, Meat and Game, and Cheese  were offset by sales decreases in Poultry, Produce,  and Specialty lines. We continue to assess the potential of new revenue sources from the manufacture and sale of proprietary food products and additional sales channel opportunities and will implement that strategy if, based on our analysis, we deem it beneficial to us.

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

Cost of goods sold

Our cost of goods sold  for the three months ended September 30, 2009 was $1,451,934, an increase of $12,293 or approximately 1%  compared to cost of goods sold  of $1,439,641  for the three months ended September 30, 2008. Cost of goods sold is primarily made up of the following expenses for the three months ended September 30, 2009: of good of specialty, meat, game, cheese poultry and other sales categories in the amount of $1,054,170, and  shipping expenses in the amount of $380,284.  Shipping costs decreased $72,930 for 2009 versus 2008, while cost of specialty meat, game, cheese poultry and other sales categories increased $67,743.

Selling, general and administrative expenses

Selling, general and administrative expenses were $360,201 for the three months ended  September 30, 2009, a decrease of $103,492, or approximately 22%, compared to $463,693 for the three months ended September 30, 2008.   The primary components of selling, general, and administrative expenses for the three months ended September 30, 2009 were payroll and related costs of $223,918;  consulting and professional fees of $53,249; facilities costs of $24,575; travel and entertainment costs of $16,543; insurance costs of $12,527;   commission expense of $8,429; amortization and depreciation of $7,305 and software expense of $6,097. We expect our legal fees to decrease in 2009 due to (i) an expected reduction in costs related to the Pasta litigation (ii) our continued negotiation of flat billing fees rates with several of our professional service providers including for much of our legal fees going forward.  We also expect to incur reduced accounting fees in 2009 as we have primarily addressed the SEC’s comments to our previous filings.  We do however expect to increase our spending on advertising and  marketing  fees in 2009.

Interest (income) expense, net

Interest (income) expense, net of interest income, increased by $218, or approximately 1%, from $99,244 during the three months ended September 30, 2008 to $99,462 for the three months ended September 30, 2009. Interest expense remained relatively unchanged because our debt levels and interest rates did not change significantly compared to the prior year.

Loss from revaluation of penalty shares

During the three months ended September 30, 2008, the Company revalued the 110,280,000 Penalty Shares using the Black-Scholes valuation model, and at September 30, 2008 recorded liabilities in the amount of $771,956.  These revaluations resulted in recording gains in the amount of $110,280 during the three months ended September 30, 2008.  In January 2009, the Company reached a settlement agreement with the parties to whom these penalty shares were owed, and the Company was relieved of its obligation to issue these shares and this liability was eliminated. As a result, there was no gain or loss on revaluation of the liability for penalty shares during the three months ended September 30, 2009.

Gain and loss from change in fair value of warrant liability

At September 30, 2009, the Company has outstanding warrants to purchase an aggregate 272,200,000  shares of the Company’s common stock.  The Company valued this warrant liability at September 30, 2009 at $864,975.    This revaluation resulted in a gain of $777,595,  which the Company charged to operations during the three months ended September 30, 2009.  This is an increase of $652,042  or approximately 519% compared to a gain of $125,553  from the revaluation of the warrant liability which the Company recorded during the three months ended September 30, 2008.

Gain and loss from change in fair value of  option liability

At September 30, 2009, the Company had outstanding a liability to issue an aggregate 35,000,000 shares of the Company’s common stock pursuant to the exercise of stock options.  The Company revalued this liability at September  30, 2009 at $125,424.  This revaluation resulted in a gain of $84,314  which the Company included in operations for the three months ended September 30, 2009.  This is an increase  of $63,651  or approximately 308% compared to a gain of $20,663 from the revaluation of the conversion option liability which the Company recorded during the three months ended September 30, 2008.

Gain and loss from change in fair value of conversion option liability

At September 30, 2009, the Company had outstanding a liability to issue an aggregate of 487,040,600 shares of the Company’s common stock pursuant to convertible notes payable.  The Company revalued this liability at September 30, 2009 at $1,252,256.  This revaluation resulted in a gain of $732,928  which the Company included in operations for the three months ended September 30, 2009.  This is an increase  of $615,256   or approximately 523% compared to a gain of $117,672  from the revaluation of the conversion option liability which the Company recorded during the three months ended September 30, 2008.

Net Income

For the reasons stated above, net income for the three months ended September 30, 2009 was $1,574,556, an increase of $1,573,597 compared to net income of $959, during the three months ended September 30, 2008. It is important to  note that  a substantial portion of these gains and losses are the result of non-cash items, such as the revaluation of warrant liability, option liability, and conversion option liability, as well as the gain and loss on the extinguishment of debt.  These non-cash items of income and expense  had no direct impact on our cash flows during the periods ended September 30, 2009 or 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenue

Revenue increased by $183,350 or  approximately 4%, to $5,259,914 for the nine months ended September 30, 2009 from $5,076,564 during  the prior year. Sales increases in  Seafoods, Meat and Game, and Cheese  were offset by sales decreases in Poultry, Produce,  and Specialty lines. We continue to assess the potential of new revenue sources from the manufacture and sale of proprietary food products and additional sales channel opportunities and will implement that strategy if, based on our analysis, we deem it beneficial to us.

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

Cost of goods sold

Our cost of goods sold  for the nine months ended September 30, 2009 was $4,024,294, an increase of $5,019 or  less than 1%  compared to cost of goods sold  of $4,019,275  for the nine months ended September 30, 2008. Cost of goods sold is primarily made up of the following expenses for the nine months ended September 30, 2009: cost of good of specialty, meat, game, cheese poultry and other sales categories in the amount of $2,935,106, and shipping expenses in the amount of $1,044,322.  Shipping costs decreased $84,607 for 2009 versus 2008, and cost of good for specialty foods, meat, game, cheese, and poultry increase by $44,760

Selling, general and administrative expenses

Selling, general and administrative expenses were $1,119,320 for the nine months ended  September 30, 2009, a decrease of $221,935 or approximately 17%, compared to $1,341,255 for the nine months ended September 30, 2008.   The primary components of selling, general, and administrative expenses for the nine months ended September 30, 2009 were payroll and related costs of $672,829;  consulting and professional fees of $182,448;  facilities costs of $95,724; insurance costs of $56,254;  travel and entertainment expenses of $31,092; amortization and depreciation of $24,632; commission expense of $23,149; and software expense of $17,752. Our legal fees in 2009 have decreased and we expect our legal fees to continue to decrease in 2009 due to (i) an expected reduction in costs related to the Pasta litigation (ii) our continued negotiation of flat billing fees rates with several of our professional service providers including for much of our legal fees going forward.  We also expect to incur reduced accounting fees in 2009 as we have primarily addressed the SEC’s comments to our previous filings.  We do however expect to increase our spending on advertising and  marketing  fees in 2009.

Interest (income) expense, net

Interest (income) expense, net of interest income, increased by $23,392, or approximately 9%, from $265,835 during the nine months ended September 30, 2008 to $289,227 for the nine months ended September 30, 2009. This increase was attributable primarily to the new issuances of convertible notes payable for services performed and the settlement of the penalty for late registration of shares, to the renegotiation of the interest rate with noteholders, and to the amortization of the discount associated with the beneficial conversion features of these  notes.

Gain and loss on extinguishment of debt

During the nine months ended September 30, 2008, the Company extended certain of its notes payable, and as consideration for these extensions the Company provided the lenders with warrants  to purchase an aggregate 43,200,000 shares of the Company’s common stock.  This resulted in a loss on extinguishment of debt in the amount of $168,620.  During the nine months ended September 30, 2009, the Company negotiated a settlement of the liability for penalty shares, whereby the Company issued convertible notes payable in the amount of $528,744, as a result the Company recorded a gain on the transactions of $222,656.

Loss from revaluation of penalty shares

During the nine months ended September 30, 2008, the Company revalued the 110,280,000 Penalty Shares using the Black-Scholes valuation model, and at September 30, 2008 recorded liabilities in the amount of $771,956.  These revaluations resulted in recording losses in the amount of $441,120 during the nine months ended September 30, 2008. In January 2009, the Company reached a settlement agreement with the parties to whom these penalty shares were owed, and the Company was relieved of its obligation to issue these shares and this liability was eliminated. As a result, during the nine months ended September 30, 2009, there was no gain or loss on revaluation of the liability for penalty shares.

Gain and loss from change in fair value of warrant liability

At September 30, 2009, the Company has outstanding warrants to purchase an aggregate 272,200,000  shares of the Company’s common stock.  The Company valued this warrant liability at September 30, 2009 at $864,975.    This revaluation resulted in a gain of $523,312  which the Company charged to operations during the nine months ended September 30, 2009.  This is an increase of $1,362,161  or approximately 162% compared to a loss of $838,849  from the revaluation of the warrant liability which the Company recorded during the nine months ended September 30, 2008.

Gain and loss from change in fair value of  option liability

At September 30, 2009, the Company had outstanding a liability to issue an aggregate of 35,000,000  shares of the Company’s common stock pursuant to the exercise of stock options.  The Company revalued this liability at September 30, 2009 at $125,424.  This revaluation resulted in a gain of $49,268  which the Company included in operations for the nine months ended September 30, 2009.  This is an increase  of $101,356  or approximately 195% compared to a loss of $52,088 from the revaluation of the conversion option liability which the Company recorded during the nine months ended September 30, 2008.

Gain and loss from change in fair value of conversion option liability

At September 30, 2009, the Company had outstanding a liability to issue an aggregate of 794,240,600 shares of the Company’s common stock pursuant to convertible notes payable.  The Company revalued this liability at September 30, 2009 at $1,252,256.  This revaluation resulted in a gain of $221,028  which the Company included in operations for the nine months ended September 30, 2009.  This is an increase  of $1,161,268 or approximately  124% compared to a loss of $940,240  from the revaluation of the conversion option liability which the Company recorded during the nine months ended September 30, 2008.

Net income (loss)

For the reasons stated above, net income for the nine months ended September 30, 2009 was $843,337, an increase of $4,089,503 or approximately 126% compared to a net loss of $3,246,166, during the nine months ended September 30, 2008. It is important to  note that  a substantial portion of these gains and losses are the result of non-cash items, such as the revaluation of warrant liability, option liability, and conversion option liability, as well as the gain and loss on the extinguishment of debt.  These non-cash items of income and expense  had no direct impact on our cash flows during the periods ended September 30, 2009 or 2008.

Liquidity and Capital Resources

As of September 30, 2009, the Company had current assets of $564,784, consisting of cash of $143,973, trade accounts receivable of $269,046,  loans receivable of $96,550, inventory of $47,795, and other current assets of  $7,420.  Also, at September 30, 2009, the Company had current liabilities of  $5,046,668, consisting of accounts payable and accrued liabilities of $863,140 (of which $134,085 is payable to a related party); accrued interest of $551,270; accrued interest – related parties of $163,178; current portion of notes payable, net of discounts of $918,766; current portion of notes payable – related parties, net of discounts of $307,659; warrant liability of $864,975; option liability of $125,424; and conversion option liability of $1,252,256.  This resulted in a working capital deficit of $4,481,884.

During the nine months ended September 30, 2009, the Company had cash used by operating activities of $1,006. The Company had the following non-cash items during the period:  non-cash costs of  $24,632 for depreciation and amortization, $11,200 for non-cash compensation,  $97,093 for the amortization of the discount on accrued interest, and $62,100 for the amortization of the discount on notes payable; the Company also had the following non-cash gains during the period: $222,656 for gain  on extinguishment of debt, $523,312 for the revaluation of the warrant liability, $221,028 for the revaluation of the conversion option liability, and $49,268 for the revaluation of the option liability.  The Company also had a change in the components of working capital during the period that generated a use of cash in the amount of  $23,105.

The Company had cash used by investing activities  of $3,590, which consisted of payments made for the acquisitions of property and equipment of $7,540, partially offset by principal payments received on a loan receivable of $3,950.

The Company had cash used by financing activities of $11,976, which consisted of  principal payments on debt.

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

None.

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

SIGNATURE	TITLE	DATE

/s/Sam Klepfish Sam Klepfish	Chief Executive Officer	November 13, 2009

/s/ John McDonald John McDonald	Principal Financial Officer	November 13, 2009