Form 10-K/A
period 2007-12-31
INNOVATIVE FOOD HOLDINGS INC
filed 2009-12-16
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007

OR

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NUMBER: 0-9376

INNOVATIVE FOOD HOLDINGS, INC.
(Name of Small Business Issuer in its Charter)

FLORIDA	20-116776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

845 Beck Blvd., Suite 805 Naples, Florida	34114
(Address of Principal Executive Offices)	(Zip Code)

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

Explanatory Note

This amendment no. 1 is being filed solely to correct the disclosure under Item 8A. Controls and Procedures and to revise Exhibits 31.1 and 31.2 to meet the statutory disclosure.  We are not updating any of the disclosures contained in the initial filing and this amendment, though dated currently, continues to speak only as of the dates of the disclosures in the initial filing.

ITEM 8A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.   Our management has concluded that our disclosure controls and procedures was not effective as of December 31, 2007, at the reasonable assurance level.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-KSB.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE FOOD HOLDINGS, INC.

By: /s/ Sam Klepfish
Sam Klepfish, Chief Executive Officer and Director

Dated:  November 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sam Klepfish	CEO and Director	November 10, 2009
Sam Klepfish	(Principal Executive Officer)

/s/ John McDonald	Principal Accounting Officer	November 10, 2009
John McDonald	(Principal Financial Officer)

/s/ Joel Gold	Director	November 10, 2009
Joel Gold

/s/ Michael Ferrone	Director	November 10, 2009
Michael Ferrone