Form 10-Q/A
period 2008-03-31
INNOVATIVE FOOD HOLDINGS INC
filed 2009-12-16
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q/A
Amendment No. 1

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

845 Beck Blvd. Suite 805, Naples, Florida 34114
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

Large Accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☒

Explanatory Note

This amendment no. 1 is being filed solely to revise Exhibits 31.1 and 31.2 to meet the statutory disclosure.  We are not updating any of the disclosures contained in the initial filing and this amendment, though dated currently, continues to speak only as of the dates of the disclosures in the initial filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Sam Klepfish Sam Klepfish	Chief Executive Officer	November 10, 2009

/s/ John McDonald John McDonald	Principal Financial Officer	November 10, 2009