Form 10-K/A
period 2008-12-31
INNOVATIVE FOOD HOLDINGS INC
filed 2009-12-16
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
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

ITEM 8A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.   Our management has concluded that our disclosure controls and procedures were effective as of December 31, 2008, at the reasonable assurance level.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Subject to the inherent limitations described in the following paragraph, our management has concluded that our internal control over financial reporting was effective as December 31, 2008 at the reasonable assurance level.

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