Form 10-K
period 2009-12-31
INNOVATIVE FOOD HOLDINGS INC
filed 2010-03-29
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,”  “accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $1,001,690 as of  March 24, 2010, based upon a closing price of $0.007 per share for the issuer's common stock on such date.

On March 24, 2010,  a total of 189,388,638 shares of our common stock were outstanding.

INNOVATIVE FOOD HOLDINGS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Our Operations

Our business is currently conducted by our subsidiaries, Food Innovations, Inc. (“FII” or “Food Innovations”), which was incorporated in the State of Delaware on January 9, 2002, 4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.) and Gourmet Foodservice Group, Inc. Since its incorporation, Food Innovations, through a relationship with U.S. Foodservice,  has been in the business of providing premium restaurants with the freshest origin-specific perishables and specialty products shipped directly from our network of vendors within 24 – 72 hours. Our customers include restaurants, hotels, country clubs, national chain accounts, casinos, and catering houses.  Since its incorporation, For The Gourmet has been in the business of providing consumers with gourmet food products shipped directly from our network of vendors within 24 – 72 hours. Since its incorporation, Gourmet Foodservice Group has been in the business of providing premium restaurants with the freshest origin-specific perishables and specialty products shipped directly from our network of vendors within 24 – 72 hours.  In our business model, we take orders from our customers and then forward the orders to our various suppliers for fulfillment.  In order to preserve freshness, we do not warehouse or store the vast majority of our products, thereby significantly reducing our overhead.  Rather, we carefully select our suppliers based upon, among other factors, their quality, uniqueness, reliability and access to overnight courier services.

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

In 2009 seafood accounted for 10% of sales, meat and game accounted for 18%   of sales, specialty items accounted for 48%  of sales, produce accounted for 7%  of sales, cheese accounted for 11% of sales, and poultry accounted for 6%  of sales.

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

Relationship with U.S. Foodservice

In February  2010, our subsidiary, Food Innovations, signed a new contract with US Foodservices, Inc. (“USF”).  Under the current terms of the contract, FII supplies overnight delivered, perishable sea foods, fresh produce, and other exotic fresh foods. Such products are difficult for broadline food distributors to manage profitably and keep in warehouse stock due to their perishable nature and high-end limited customer base. Through USF’s sales associates, FII’s products are available to USF accounts nationwide, ensuring superior freshness and extended shelf life to their customers. This current contract with USF expires on December 31, 2012.  During the years ended December 31, 2009, and 2008, sales through USF’s sales associates accounted for 96% and 97% of total sales, respectively.    We believe that although a significant portion of our sales occurs through the USF sales force, the success of the program is less contingent on a contract then on the actual performance and quality of our products. Other than our business arrangements with USF, we are not affiliated with either USF or its subsidiary, Next Day Gourmet, L.P. (“Next Day Gourmet”).

Growth Strategy

Restaurant industry sales are expected to equal 4% of the U.S. gross domestic product in 2010 and are projected to reach $580 billion in 2010, a 2.5 percent increase in current dollars over 2009 sales. When adjusted for inflation, 2010 sales are expected to be essentially flat, which is an improvement over the 1.2 and 2.9 percent negative growth in real sales that the industry experienced in 2008 and 2009, respectively. On a typical day in America in 2010, more than 130 million people will be foodservice patrons, according to the National Restaurant Association website (www.restaurant.org).

For our continued growth within the foodservice industry we rely heavily on the availability to our customers of our chefs' culinary skills, a high level of personal customer service, premium quality products, and sales available through our relationship with USF.

We anticipate attempting to grow our current business both through increased sales of products to our existing foodservice customers, increasing our foodservice customer base, and through further entry into markets such as the direct to consumer market through a variety of potential sales channels, and sales partnerships.

In addition to attempting to grow our current business, we believe that there are lateral opportunities in the food industry generally and such we may look into  the possibility of acquiring a gourmet food manufacturer or gourmet distributor at some future point in time. We have no specific plans at this point, nor do we know how we would finance any such acquisition. We anticipate that, given our current cash flow situation, any acquisition would involve the issuance of additional shares of our common stock or third party financing, which may not be available on acceptable terms. No acquisition will be consummated without thorough due diligence. No assurance can be given that we will be able to identify and successfully conclude negotiations with any potential target.

General economic conditions and consumer confidence can affect the frequency of purchases and amounts spent by consumers for food-prepared-away-from-home and, in turn, can impact our customers and our sales. We believe the current general economic conditions, including pressure on consumer disposable income, may contribute   to a decline in the foodservice market. We intend to continue our efforts to expand our market share and grow earnings by focusing on sales growth, margin management, productivity gains and supply chain management, and product and service differentiation.

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

Government Regulation

Various federal and state laws currently exist, and more are sure to be adopted, regulating the delivery of fresh food products. However, our business plan does not require us to deliver fresh food products directly, as third-party vendors ship the products directly to our customers. We require all third-party vendors to certify that they maintain $2,000,000 liability insurance coverage and compliance with Hazard Analysis and Critical Control Point (HACCP), an FDA- and USDA-mandated food safety program, or a similar standard. Any changes in the government regulation of delivering of fresh food products that hinders our current ability and/or cost to deliver fresh products, could adversely impact our net revenues and gross margins and, therefore, our profitability and cash flows could also be adversely affected.

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

How to Contact Us

Our executive offices are located at  3845 Beck Blvd., Naples, Florida 34109; our Internet address is www.foodinno.com; and our telephone number is (239) 596-0204.  The contents of our website are not incorporated in or deemed to be a part of this Annual Report on Form 10-K.

Risk Factors

We Have a History Of Losses Which May Continue, Requiring Us To Seek Additional Sources of Capital Which May Not Be Available, Requiring Us To Curtail Or Cease Operations.

We had a net income of $845,611   for the year ended December 31, 2009, including non-cash income of $756,434 from the gain on change in fair value of warrant liability, $222,656 from the gain on extinguishment of debt, $83,492 from the gain on change in fair value of conversion option liability, and $38,058 from the gain on change in fair value of stock option liability.We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will incur losses. We will also incur losses if the fair value of warrants, options, etc changes unfavorably. We will incur operating losses until we are able to establish significant sales. Our possible success is dependent upon the successful development and marketing of our services and products, as to which we can give no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel, marketing and promotions, reduced margins caused by competitive pressures and other economic and non-economic factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. In addition, we will require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. We can give no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Our inability to obtain sufficient funds from our operations or external sources could require us to curtail or cease operations.

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

Our Independent Auditors Have Expressed Substantial Doubt About Our Ability to Continue As a Going Concern, and We Concur With This Assessment

In their report dated March 26, 2010, our independent auditors stated that our financial statements for the year ended December 31, 2009 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our significant losses from operations since inception and our working capital deficiency. Our ability to continue as a going concern is subject to our ability to continue to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing our sales of product or services or obtaining loans and grants from various financial institutions where possible.

We Have Historically Derived Substantially All of Our Revenue From One Client and if We Were to Lose Such Client and  Be Unable to Generate New Sales to Offset Such Loss, We May Be Forced to Cease or Curtail Our Operations.

In 2003, Next Day Gourmet initially contracted with our subsidiary, Food Innovations, to handle the distribution of over 3,000 perishable and specialty food products to customers of USF. In February 2010 Food Innovations signed a new contract with USF that expires in December 2012. Our sales through USF’s sales force generated gross revenues for us of $7,277,390 in the year ended December 31, 2009, and $6,791,767 in the year ended December 31, 2008. Those amounts contributed 96% and 97%, respectively, of our total sales in those periods. Our sales efforts are for the most part substantially dependent upon the efforts of the USF sales force. Although we have generated revenues from additional customers other than USF, if our relationship with USF were to be materially changed and we are unable to generate new sales to offset such loss, we may be forced to cease or curtail our operations.

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

The issuance of shares upon conversion of convertible notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the note/warrant holders may ultimately convert or exercise and sell the full amount of shares issuable on conversion/exercise. Although, for the most part, such note/warrant holders may not convert their convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock unless waived in writing by the investor with  61 day notice to the Company, this restriction does not prevent them from converting and/or exercising some of their holdings, selling off those shares, and then converting the rest of their holdings. In this way, they could sell more than this limit while never holding more than this limit. We anticipate that eventually, over time, the full amount of the convertible notes will be converted into shares of our common stock, in accordance with the terms of the secured convertible notes, which will cause significant dilution to our other shareholders.

If We Are Required for any Reason to Repay Our Outstanding Convertible Notes We Would Be Required to Deplete Our Working Capital, If Available, or Raise Additional Funds.

We can be required to repay certain of our convertible notes or other notes. If we are required to repay a significant amount of these notes, we would be required to use our limited working capital and/or raise additional funds (which may be unavailable) which would have the effect of causing further dilution and lowering shareholder value.

We Have a History of Being In Default Under Certain Convertible Notes Which Could Result in Legal Action Against Us, Which Could Require the Sale of Substantial Assets.

While we have not received a notice of default under any of our outstanding notes, we have a history of being in default under certain of our outstanding convertible notes, and possibly will be again in the future. This could require the early repayment of the convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is acted upon by the note holders and not cured within the specified grace period. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

Our Revenues Can be Affected by Price Increases Imposed by our Carriers.

We deliver our products to our customers through third party overnight or express delivery carriers.  If the carriers we use raise their shipping rates or add charges such as fuel surcharges and other charges, we will either have to absorb the increased costs which will put pressure on our bottom line or pass on the cost to our customers which may result in reduced sales if our customers are unwilling to pay the higher prices.  Either way, such an increase in shipping costs will likely have a negative impact on our results of operations.

Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share (post-reverse split) or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

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

ITEM 2. Properties

On October 17, 2008, we entered into a three-year lease with Grand Cypress Communities, Inc. for new premises consisting of 4,000 square feet at 3845 Beck Blvd., Naples, Florida.  The commencement date of the lease is January 1, 2009.  The annual rent and fees under the lease is approximately $54,000.  The lease provides for a buyout option at the end of the lease with credit towards the purchase price received for the rental payments made during the term of the lease.

ITEM 3. Legal Proceedings

In September 2006 we commenced an action in New York Supreme Court, Nassau County, against Pasta Italiana, Inc., Robert Yandolino and Lloyd Braider (collectively “Pasta”) to collect on outstanding promissory notes totaling $360,000  (plus interest and collection expenses) of which $65,000 was  personally guaranteed by the two individual defendants.  The defendants counterclaimed for an unspecified amount of damages due to our alleged breach of an agreement to purchase the corporate defendant.

On September 5, 2008, we reached a settlement agreement with Pasta.  The settlement   agreement (the “Pasta Settlement Agreement”) calls for Pasta to pay to the Company $165,000 of the principal amount of the note.  Pasta is to make 36  monthly payments in the amount of $4,500 beginning in September, 2008  and a final payment of $3,000  The first of these 36 payments was received by the Company during the third quarter of  2008.  Upon execution of the agreement, Pasta was also obligated to deliver to the Company 10% of its fully diluted common stock.  This stock is valued at $0 in the Company’s financial statements for the period ended September 30, 2008.    The Company was obligated to deliver to Pasta 1,500,000 shares of its common stock (valued at $9,000 at September 5, 2008) and warrants to purchase an additional 1,000,000 shares of common stock at a price of $0.012  (valued at $5,977 at September 5, 2008).  The Company recorded an impairment charge in the amount of $142,124 during the three months ended September 30, 2008, representing the difference between the net book value of the Pasta receivable prior to the Pasta Settlement Agreement and the amount of the new note receivable negotiated in the Pasta Settlement Agreement, plus the value of the Company’s common stock and warrants provided to Pasta.

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

Pasta made several  payments required by the settlement agreement, totaling $19,000.     Thereafter, Pasta defaulted on the next payment, and failed to cure its default within the required time period after a Notice of Default was sent to it.  We are continuing discussions with Pasta in regards to resuming payments and continue examine all legal remedies available to us to insure compliance with the agreement. We intend to pursue the monies owed to us under the Pasta Settlement Agreement in a cost-effective manner.

ITEM 4. Reserved by the SEC

 PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prices for our common stock are quoted in the Pink Sheets. Since March 2004, our common stock has traded under the symbol "IVFH". Prior thereto, our common stock traded under the symbol "FBSN". 184,638,638 shares of our common stock were outstanding as of December 31, 2009. The following table sets forth the high and low closing sales prices of our common stock as reported in the OTCBB for each full quarterly period within the two most recent fiscal years.

Fiscal Year Ending December 31, 2009	HIGH	LOW
First Quarter	$0.005	$0.001
Second Quarter	0.008	0.001
Third Quarter	0.008	0.002
Fourth Quarter	0.006	0.001

Fiscal Year Ending December 31, 2008	HIGH	LOW
First Quarter	$0.008	$0.003
Second Quarter	0.008	.003
Third Quarter	0.008	0.003
Fourth Quarter	0.0025	0.001

The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On March 24, 2010, the closing price of our common stock as reported by the OTC Bulleting Board was $0.007.

Security Holders

On March 24, 2010, there were approximately 4,650 record holders of our common stock. In addition, we believe there are numerous beneficial owners of our common stock whose shares are held in "street name."

Dividends

We have not paid dividends during the three most recently completed fiscal years, and have no current plans to pay dividends on our common stock. We currently intend to retain all earnings, if any, for use in our business.

Recent Sales and Other Issuances of Our Equity Securities

During the twelve months ended December 31, 2009, the Company  had the following transactions:

The Company issued 600,000 shares of common stock to employees for services previously provided. The fair value of these shares in the amount of $1,200 was charged to operations during the year ended December 31, 2009.

During the year ended December 31, 2009, the Company issued 5,000,000 shares of common stock to a consultant for services provided.  The fair value of these shares in the amount of $10,000 was charged to operations during the year ended December 31, 2009.

During the year ended December 31, 2009, the Company issued 3,600,000 shares of common stock to an investor for the conversion of a note payable in the amount of $18,000.

During the year ended December 31, 2009, the Company issued 1,250,000 shares of common stock to a consultant for services. The fair value of these shares in the amount of $6,250 was charged to operations during the year ended December 31, 2009.

During the year ended December 31, 2009 the Company issued 611,600 shares of common stock to an investor for the conversion of $2,000 of principal of a convertible note and $1,058 of accrued interest on the convertible note.

The Company issued three convertible notes payable in the aggregate amount of $13,500 for additional salary due to the Company’s Chief Executive Officer, convertible at the rate of $0.005 per share into an aggregate 2,700,000 shares of common stock.

The Company issued 2,000,000 options with an aggregate fair value of $7,993 to purchase additional shares of common stock to two non-employee directors. These options vested upon issuance.

The Company committed to issuing 1,000,000 shares of common stock to each of its two non-employee directors, for a total issuance of 2,000,000 shares of common stock.  The fair value of these shares in the amount of $8,000 was charged to operations during the year ended December 31, 2009.  As of December 31, 2009, these shares have not been issued and are shown in accrued liabilities due to related parties on the Company’s balance sheet.

Pursuant to the terms of  an employment agreement, the Company is committed to make a cash payment of $4,830 and issue 966,000 shares of common stock to the Company’s President. The fair value of these shares in the amount of $4,830 was charged to operations during the year ended December 31, 2009.  The total value of the bonus of $9,660 is recorded on the Company’s balance sheet as a liability to related parties as of December 31, 2009.

Pursuant to the terms of an employment agreement, the Company is committed to make a cash payment of $4,550 and issue 910,000 shares of common stock to the Company’s Chief Executive Officer. The fair value of these shares in the amount of $4550 was charged to operations during the year ended December 31, 2009. The total value of the bonus of $9,100 is recorded on the Company’s balance sheet as a liability to related parties as of December 31, 2009.

All of the issuances described above were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 for the following reasons:  (1) none of the issuances involved a public offering or public advertising of the payment of any commissions or fees; (2) the issuances for cash were to “accredited investors”; (3) the issuances upon conversion of notes were for notes held at least 12 months and did not involve the payment of any other consideration; and (4) all issuances to affiliates and to non-affiliates holding the securities for less than  1 year carried restrictive legends.

Derivative Securities Currently Outstanding

As of December 31, 2009 and 2008, the Company has issued convertible notes payable in the aggregate principal amount of $1,771,244 and $1,465,000, respectively, with accrued interest of $749,055 and $614,484, respectively, which, if converted to common stock, will result in our issuance of approximately 492,807,960 and 395,043,320 shares of common stock, respectively, at conversion rates ranging from $0.005 to $0.010 per share.  The fair value of these embedded conversion options was $1,384,992 and $1,150,000 at December 31, 2009 and 2008, respectively.  The Company revalues the conversion options at each reporting period, and charges any change in value to operations. During the years ended December 31, 2009 and 2008, the Company recorded a gain of $83,492 and a loss of $182,583, respectively, due to the change in value of the conversion option liability.

The Company has issued warrants for holders to purchase an additional 273,200,000 shares of common stock at December 31, 2009 and 2008. The Company also has outstanding options to purchase an additional 37,000,000 and 35,500,000 shares of common stock at December 31, 2009 and 2008, respectively.  The fair value of these warrants  was $631,853 and $1,388,287 at December 31, 2009 and 2008, respectively.  The Company revalues the warrants  at each reporting period, and charges any change in value to operations. During the years ended December 31, 2009 and 2008, the Company recorded a gain of $756,434 and a loss of $582,571, respectively, due to the change in value of the warrants.

The Company also has outstanding stock options to purchase an additional 53,000,000  and 35,500,000 shares of common stock at December 31, 2009 and 2008, respectively.  The fair value of these stock options   was $144,627 and $174,692 at December 31, 2009 and 2008, respectively.  The Company revalues the stock options  at each reporting period, and charges any change in value to operations. During the years ended December 31, 2009 and 2008, the Company recorded a gains of $38,058 and $27,119, respectively, due to the change in value of the stock options.

The Company also has outstanding obligations to issue a total of 0 and 110,280,000 additional shares of common stock (the “Penalty Shares”) at December 31, 2009 and 2008, respectively, pursuant to the terms of penalty agreements for failure to register shares underlying certain convertible notes payable.   The fair value of the Penalty Shares was $0 and $551,400  at December 31, 2009 and 2008,  respectively.  The Company revalued the Penalty Shares  at each reporting period, and charged any change in value to operations. During the years ended December 31, 2008, the Company recorded a loss of  $220,564  due to the change in value of the Penalty Shares. (See note 10).

Securities Authorized for Issuance Under Equity Compensation Plans

We do not currently have any equity compensation plans. The following shares are issuable pursuant to individual employment arrangements:

			Number of
	Number of		securities
	securities to be		remaining available
	issued upon	Weighted-average	for future issuance
	exercise of	exercise price of	under equity
	outstanding	outstanding	compensation plans
	options, warrants	options, warrants,	(excluduing securites
Plan Category	and rights	and rights	reflected in column (a))

Equity compensation
plans approved by
security holders	None	N/A	N/A

Equity compensation
plans not approved
by security holders

Stock options	16,000,000	(A)
Stock options	20,000,000	$0.005	N/A
Stock options	17,000,000	$0.007	N/A
Total	53,000,000	N/A	N/A

(A)  These shares vest at the rate of 25% at the end of each quarter of 2010, beginning on March 31.  The exercise price will 120% of the closing price of the Company’s common stock on the vesting date, but no lower than $0.005.

ITEM 6. Selected Financial Data

Not Applicable.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto, as well as all other related notes, and financial and operational references, appearing elsewhere in this document.

Certain information contained in this discussion and elsewhere in this report may include "forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Securities Litigation Reform Act will not apply to certain  "forward looking statements” because we issued "penny stock" (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3(a)(51-1) under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of us.  For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may",  "will", "expect", "believe",  "explore",  "consider",  "anticipate",  "intend", "could", "estimate",  "plan", "propose" or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

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

On August 25, 2005, the Company entered into contracts which obligated the company under certain circumstances to issue shares of common stock in excess of the number of shares of common stock authorized. Under accounting guidance provided by FASB ASC 815-40-05 (formerly referred to as EITF 00-19), effective August 25, 2005 the Company began to account for all derivative financial instruments, including warrants, conversion features embedded in notes payable, and stock options, via the liability method of accounting. Accordingly, all these instruments are valued at issuance utilizing the Black-Scholes valuation method, and are re-valued at each period ending date, also using the Black-Scholes valuation method.  Any gain or loss from revaluation is charged to operations during the period.

(a) Warrants:

The Company values warrants using the Black-Scholes valuation model.  Warrants are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our warrants and warrant valuation assumptions at December 31, 2009 and 2008:

	December 31,
	2009	2008

Number of warrants outstanding	273,200,000	273,200,000
Value at December 31	$631,853	$1,388,287
Number of warrants issued during the year	-	84,200,000
Value of warrants issued during the year	$-	$374,557
Revaluation gain (loss) during the year	$756,434	$(582,541)

Black-Scholes model variables:
Volatility	302.87% - 386.12%	203.6% - 332.7%
Dividends	$0	$0
Risk-free interest rates	0.20% - 0.43%	0.27% - 2.41%
Term (years)	0.15 - 5.00	1.15-5.00

b.) Embedded conversion features of notes payable:

The Company accounts for conversion options embedded in convertible notes in accordance with FASB ASC 815-10-05 (“ASC 815-10-05”, formerly referred to as SFAS No. 133) and FASB ASC 815-40-05 (“ASC 815-40-05”, formerly referred to as EITF 00-19). ASC 815-10-05 generally requires companies to bifurcate conversion options embedded in convertible notes and preferred shares from their host instruments and to account for them as free standing derivative financial instruments in accordance with ASC 815-40-05.

The Company values embedded conversion features utilizing the Black-Scholes valuation model.  Warrants are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our warrants and warrant valuation assumptions at December 31, 2009 and 2008:

	December 31,
	2009	2008

Number of conversion options outstanding	346,248,800	285,000,000
Value at December 31	$1,384,992	$1,150,000
Number of options issued during the year	68,448,800	69,400,000
Value of options issued during the year	$336,844	$364,079
Number of options exercised or underlying
notes paid during the year	7,200,000	1,600,000
Value of options exercised or underlying
notes paid during the year	$18,360	$8,800
Revaluation gain (loss) during the year	$83,492	$(182,583)

Black-Scholes model variables:
Volatility	302.87% to 393.23%	193.7% to332.7%
Dividends	0	0
Risk-free interest rates	0.20% - 0.43%	0.27% -2.41%
Term (years)	1.00 - 10.00	1.00 – 10.00

c.)   Stock options:

The Company accounts for options in accordance FASB ASC 718-40 (“ASC 718-40”, formerly referred to as SFAS 123(R)).  Options are valued upon issuance, and re-valued at each financial statement reporting date, utilizing the Black-Scholes valuation model.   Option expense is recognized over the requisite service period of the related option award. Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our options and option assumptions at December 31, 2009 and 2008:

	December 31,
	2009	2008

Number of options outstanding	37,000,000	35,500,000
Value at December 31	$144,627	$174,692
Number of options issued during the year	2,000,000	-
Value of options issued during the year	$7,993	-
Number of options recognized during the year
pursuant to SFAS 123(R)	2,000,000	20,100,000
Value of options recognized during the year
pursuant to SFAS 123(R)	$7,993	$99,960
Revaluation gain (loss) during the year	$(38,058)	$(27,119)

Black-Scholes model variables:
Volatility	302.87% to 386.12%	203.7% to 332.7%
Dividends	0	0
Risk-free interest rates	0.20% - 0.43%	0.27% - 2.41%
Term (years)	0.15 - 5.00	0.37-5.00

Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $3,574 for doubtful accounts receivable at December 31, 2009,  and $15,877 at December 31, 2008. Actual losses on accounts receivable were $0 for 2009 and 2008. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

Income Taxes

The Company has a history of losses, and as such has recorded no liability for income taxes. Until such time as the Company begins to provide evidence that a continued profit is a reasonable expectation, management will not determine that there is a basis for accruing an income tax liability. These estimates have been accurate in the past.

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

RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2009 and 2008.

This discussion may contain forward looking-statements that involve risks and uncertainties. Our future results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue

Revenue increased by $621,909 or approximately 9% to $7,591,639  for the year ended December 31, 2009 from $6,969,730  in  the prior year.  The increase was attributable to an increase in sales of specialty items, cheese products, and poultry products, partially offset by decreases in meat and game products, and seafood.  We continue to assess the potential of new revenue sources from the manufacture and sale of proprietary food products and additional sales channel opportunities and will implement that strategy if, based on our analysis, we deem it beneficial to us.

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

Cost of good sold

Our cost of goods sold for the year ended December 31, 2009 was $5,844,096, an increase of $215,995  or approximately 4%  compared to cost of goods sold  of $5,628,101  for the year ended December 31, 2008. Cost of goods sold is primarily made up of the following expenses for the year ended December 31, 2009: shipping expenses in the amount of $1,510,607; and cost of good of specialty, meat, game, cheese poultry and other sales categories in the amount of $4,234,471.

In 2009 we continued to aggressively price our products in order to gain market share and increase the number of our end users. We were successful in doing so and increased the number of our end users by approximately 19.1% to more than 12,189 end users. We currently expect if market conditions remain constant that our cost of goods sold will stabilize and likely remain at historical levels in the first half of 2010.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased by $327,655 or approximately 17%, to $1,551,584  during the year ended December 31, 2009 compared to $1,879,239  for the year ended December 31, 2008. Selling, general and administrative expenses were primarily made up of the following for the year ended December 31, 2009: payroll and related expenses, including employee benefits, in the amount of $904,110; consulting and professional fees in the amount of $253,333; insurance costs in the amount of $46,432; facilities and related expenses in the amount of $89,646; office expense in the amount of $85,348; travel and entertainment expenses in the amount of $43,767; amortization and depreciation expense in the amount of $32,372; commissions expense in the amount of $30,699; and computer support expenses in the amount of $30,145. The decrease in selling, general, and administrative expenses was primarily due to our using fewer outside consultants, and a decrease in legal and accounting fees.  We expect our legal fees to decrease in 2010 and our accounting fees in 2010 to remain constant as we have primarily addressed the SEC’s comments to our previous filings.  We do however expect to increase our spending on advertising and marketing and web development fees in 2010.

Impairment of investment in note receivable

During the twelve months ended December 31, 2008, the Company renegotiated the terms of its loan to Pasta Italiana.  These revised terms resulted in recording an impairment in the amount of $142,124.  There was no such impairment recorded during the twelve months ended December 31, 2009.  (See "Item 3- Legal Proceedings").

Interest expense, net

Interest expense, net, increased by $40,755 or approximately 11% to $412,930 during the twelve months ended December 31, 2009, compared to $372,175 during the twelve months ended December 31, 2008.  The primary reason for the increase was the issuance of convertible notes payable for the Registration Settlement (see note 3) and the amortization of the discount on these convertible notes.

(Gain) Loss on extinguishment of debt

Pursuant to a registration rights agreement, the Company was obligated to register shares of common stock  underlying certain convertible notes payable. The Company failed to register these shares in timely fashion, and accordingly was subject to a penalty payable in additional shares of common stock (the “Penalty Shares”).  At December 31, 2008 there were a total of 110,280,000 Penalty Shares issuable.  During the year ended December 31, 2008, the Company revalued the 110,280,000 Penalty Shares using the Black-Scholes valuation model, and at December 31, 2008 recorded a liability in the amount of $551,400.   This revaluation resulted in recording a loss in the amount of $220,564 during the twelve months ended December 31, 2008.

During the year ended December 31, 2009, the Company negotiated a settlement of the liability for the penalty shares  whereby the Company issued convertible notes payable in the amount of $328,744, and as a result the Company recorded a gain on the transaction in the amount of $222,656.

During the year ended December 31, 2008, the Company extended certain of its notes payable, and as consideration for these extensions the Company provided the lender with warrants to purchase an aggregate 43,200,000 shares of the Company’s common stock.  This resulted in a loss on extinguishment of debt in the amount of $168,629.

Fair value of warrants issued in excess of discount on notes payable

During the twelve months ended December 31, 2008, the Company issued convertible notes payable along with detachable warrants to purchase shares of common stock.  The fair value of these warrants exceeded the principal amount of the notes payable, and the Company charged this excess in the amount of $99,960 to operations.  There was no such charges during the current  year.

(Gain) Loss from change in fair value of warrant liability

At December 31, 2009, the Company had outstanding warrants to purchase an aggregate 273,200,000 shares (272,200,000 vested) of the Company’s common stock.  The Company valued the warrant liability at December 31, 2009 at $631,853.  This revaluation resulted in a gain of $756,434 which the Company included in operations during the year ended December 31, 2009.  This is an increase $1,338,975 or approximately 230% compared to a loss of $582,541 from the revaluation of the warrant liability which the Company recorded during the twelve months ended December 31, 2008.

Fair value of conversion option liability

During the year ended December 31, 2008, the Company charged to operations the amount of $114,945 representing the fair value of a conversion option liabilities issued in excess of the amount of the discount on the related convertible notes payable.  There was no such charge during the current year.

(Gain) loss from change in fair value of conversion option liability

At December 31, 2009, the Company had outstanding a liability to issue an aggregate of 326,248,800 shares of the Company’s common stock pursuant to convertible notes payable.  The Company revalued this liability at December 31, 2009 at $1,384,992.  This revaluation resulted in a gain of $83,492 which the Company included in operations for the year ended December 31, 2009.  This is an increase of $266,075  or approximately 146% compared to a loss of $182,583 from the revaluation of the conversion option liability which the Company recorded during the twelve months ended December 31, 2008.

Net Income (Loss)

For the reasons above, the Company had net income for the year ended December 31, 2009 of $845,611, an increase of $3,266,742 compared to a net loss of $2,421,131 during the twelve months ended December 31, 2008.

Liquidity and Capital Resources at December 31, 2009

As of December 31, 2009, the Company had current assets of $652,216, consisting of cash of $144,765, loans receivable of $143,050, other current assets of  $6,120, inventory of $19,075 and trade accounts receivable of $339,206.  Also, at December 31, 2009, the Company had current liabilities of  $5,029,162, consisting of accounts payable and accrued liabilities of $856,206 (of which $160,845 is payable to a related party); accrued interest of $576,933; accrued interest – related parties of $170,144; current portion of notes payable, net of discounts of $918,907; current portion of notes payable – related parties, net of discounts of $345,500; warrant liability of $631,853; option liability of $144,627; and conversion option liability of $1,384,992.

During the twelve months ended December 31, 2009, the Company had generated cash from operating activities of $9,105. This consisted of the Company’s net income of $845,611, offset by charges to operations $32,392 for depreciation and amortization, $15,450 for non-cash compensation,  $222,656 for the gain on extinguishments of debt, $7,993 for the value of new options issued, $118,001 for the amortization of the discount on notes payable, $125,501 for the amortization of the discount on accrued interest,  $756,434 gain for the revaluation of the warrant liability, $83,492 gain for the revaluation of the conversion option liability, and a $38,058 gain for the revaluation of the option liability.  The Company’s results also reflect a decrease in working capital deficiency of $1,187,712.

The Company had cash used by investing activities of $3,520, in 2009, which consisted of payments received on a loan receivable of $9,950 offset by acquisitions of property and equipment of $13,470.

The Company had cash used by financing activities of $21,365, in 2009, which consisted of principal payments on debt of $21,365.

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

2010 Plans

During 2010, in addition to our efforts to increase sales in our existing foodservice operations we  plan to expand our business by expanding our focus to additional Foodservice market, and continuing to extend our focus from a mainly  wholesale foodservice business directed towards chefs to commencing retail sales by making sales direct to consumers through a variety of direct to consumer sales channel relationships which are currently being explored. In addition we are currently exploring the introduction of a variety of new product categories, to leverage our existing foodservice customer base.

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

Transactions With Major Customers

The Company’s largest customer, USF and its affiliates, accounted for approximately 96% and  97% of total sales in the years ended December 31, 2009 and 2008, respectively.  A contract with USF, expires December 31, 2012.  Of our remaining active customers in the year ended December 31, 2009, no other single customer contributed 1% or more to our net revenue.

We continue to conduct business with U.S. Food Services.

Stock-based Compensation

Effective January 1, 2006, the Company adopted FASB ASC 718-40 (“ASC 718-40”, formerly referred to as SFAS No. 123 (revised), "Share-Based Payment" (SFAS 123(R))) utilizing the modified prospective approach.

Under the modified prospective approach, ASC 718-40 applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the nine months of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of ASC 718-40, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of ASC 718-40 Prior periods were not restated to reflect the impact of adopting the new standard.

A summary of option activity as of December 31, 2008, and changes during the period ended December 31, 2009 are presented below:

	Options	Weighted Average Exercise Price
Outstanding as December 31,2008	35,500,000		$0.013

Non-vested at December 31, 2008	100,000		$0.500
Exercisable at December 31, 2008	35,400,000		$0.012

Issued	18,000,000	$	(a)
Exercised	-		-
Forfeited or expired	(500,000)		0.50
Outstanding at December 31, 2009	53,000,000	$	(b)

Non-vested at December 31, 2009	18,000,000	$	(a)
Exercisable at December 31, 2009	37,000,000		$0.006

(a) Consists of options to purchase 2,000,000 shares at a price of $0.007 and options to purchase 16,000,000 shares which will vest at a rate of 4,000,000 options each quarter end, beginning on March 31, 2009. The exercise price of these options will be at 120% of the closing price of  the Company’s common stock on the vesting dates.

(b) Consists of options to purchase 22,000,000 shares at a price of $0.007;  options to purchase 15,000,000 shares at a price of $0.005; and the 16,000,000 shares described in note (a) above.

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2009 and 2008 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was  $0.004 and $0.005 as of December 31, 2009 and 2008, respectively, and the exercise price multiplied by the number of options outstanding. As of December 31, 2009 and 2008, total unrecognized stock-based compensation expense related to stock options was $0. During the years ended December 31, 2009 and 2008, the Company charged $7,993 and $0, respectively, to operations related to recognized stock-based compensation expense for employee stock options.

ITEM 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC AACCOUNTING FIRM

To the Board of Directors and Shareholders of
Innovative Food Holdings, Inc.
Naples, Florida

We have audited the accompanying consolidated balance sheets of Innovative Food Holdings, Inc., and subsidiaries (“the Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform, an audit of its Internal Control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bernstein & Pinchuk LLP

New York, NY
March 26, 2010

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
	December 31,
	2009	2008
ASSETS
Current assets

Cash and cash equivalents	$144,765	$160,545
Accounts receivable, net	339,206	239,566
Loan receivable, current portion net	143,050	60,000
Inventory	19,075	-
Other current assets	6,120	9,000

Total current assets	652,216	469,111

Loan receivable, net	-	93,000
Property and equipment, net	33,698	52,620

	$685,914	$614,731
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Accounts payable and accrued liabilities	$695,361	$832,613
Accrued liabilities- related parties	160,845	126,671
Accrued interest, net of discount	576,933	437,269
Accrued interest - related parties, net of discount	170,144	173,471
Notes payable, current portion, net of discount	918,907	938,364
Notes payable - related parties, current portion, net of discount	345,500	261,002
Warrant liability	631,853	1,388,287
Option liability	144,627	174,692
Conversion option liability	1,384,992	1,150,000
Penalty for late registration of shares	-	551,400
Total current liabilities	5,029,162	6,033,769

Note payable	27,718	10,723
	5,056,880	6,044,492
Stockholders' deficiency
Common stock, $0.0001 par value; 500,000,000 shares authorized;
194,638,638 and 183,577,038 shares issued, and 184,638,638 and
173,358,038 shares outstanding at December 31, 2009 and 2008, respectively	19,464	18,358
Additional paid-in capital	2,197,413	1,985,335
Accumulated deficit	(6,587,843)	(7,433,454)
Total stockholders' deficiency	(4,370,966)	(5,429,761)

	$685,914	$614,731

See notes to consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
	Year Ended December 31,
	2009	2008

Revenue	$7,591,639	$6,969,730

Cost of goods sold	5,844,096	5,628,101
Gross margin	1,747,543	1,341,629

Selling, general and Administrative expenses	1,551,584	1,879,239

Operating income (loss)	195,959	(537,610)

Other (income) expense:
Impairment of notes receivable	-	142,124
Interest expense, net	412,930	372,175
(Gain) loss on extinguishments of debt	(222,656)	168,620
Loss on revaluation of penalty shares	-	220,564
Fair value of warrants issued in excess of discount on notes	-	99,960
(Gain) loss from change in fair value of warrant liability	(756,434)	582,541
Fair value of conversion options issued	-	114,945
(Gain) loss from change in fair value of conversion option liability	(83,492)	182,583
	(649,652)	1,883,512

Income ( Loss) before income tax expense	845,611	(2,421,122)

Income tax expense	-	-

Net income (loss)	$845,611	$(2,421,122)

Net income (loss) per share - basic	$0.004	$(0.013)

Net income (loss) per share- diluted	$0.002	$(0.013)

Weighted average shares outstanding - basic	191,032,491	182,011,728

Weighted average shares outstanding- diluted	688,840,451	182,011,728

See notes to consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2008
Cash flows from operating activities:

Net income (loss)	$845,611	$(2,421,122)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	32,392	39,332
Non-cash compensation	15,450	-
(Gain) loss on extinguishments of debt	(222,656)	168,620
Fair value of warrants issued	-	99,960
Fair value of stock options issued	7,993	138,312
Fair value of conversion options issued	-	114,945
Amortization of discount on notes payable	118,001	78,137
Amortization of discount on accrued interest	125,501	135,360
Impairment of investment in notes receivable	-	142,124
Allowance for bad debt	-	5,877
Change in fair value of warrant liability	(756,434)	582,541
Change in fair value of option liability	(38,058)	(5,717)
Change in fair value of conversion option liability	(83,492)	182,583
Revaluation of penalty for late registration of shares	-	220,564
Changes in assets and liabilities:
Accounts receivable	(99,640)	(2,295)
Prepaid expenses and other current assets	(16,195)	(1,970)
Accounts payable and accrued expenses- related party	32,847	84,495
Accounts payable and accrued expenses	47,785	325,184
Net cash (used in) provided by operating activities	9,105	(113,070)

Cash flows from investing activities:
Principal payments received on loan	9,950	12,000
Acquisition of property and equipment	(13,470)	(8,129)
Net cash (used in) provided by investing activities	(3,520)	3,871

Cash flows from financing activities:
Proceeds from issuance of debt	-	200,000
Principal payments on debt	(21,365)	(4,866)
Net cash (used in) provided by financing activities	(21,365)	195,134

Net (decrease) increase in cash and cash equivalents	(15,780)	85,935

Cash and cash equivalents at beginning of year	160,545	74,610

Cash and cash equivalents at end of year	$144,765	$160,545

See notes to consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$1,326	$1,926

Taxes	$-	$-

Other items not affecting cash:
Revaluation of conversion option liability	$(83,492)	$297,528

Revaluation of warrant liability	$(756,434)	$682,501

Revaluation of option liability	$(38,058)	$5,717

Common stock issued for consulting contract	$12,500	$-

Common stock issued to employees as bonus	$1,200	$-

Common stock issued for conversion of notes payable and accrued interest	$21,058	$-

See notes to consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Deficiency
For the two years ended December 31, 2009

	Common Stock
	Amount	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2007 (Restated)	181,787,638	$18,179	$1,832,407	$(5,012,332)	$(3,161,746)

Common stock issued for the conversion of notes payable and accrued interest	1,789,400	179	8,768	-	8,947

Reclassification of conversion option liability	-	-	8,800	-	8,800

Discount due to Beneficial conversion feature on interest accrued on convertible notes payable	-	-	135,360	-	135,360

Loss for the year ended December 31, 2008	-	-	-	(2,421,122)	(2,421,122)

Balance as of December 31, 2008	183,577,038	$18,358	$1,985,335	$(7,433,454)	$(5,429,761)

Common stock issued pursuant to consulting agreement	6,250,000	625	15,625	-	16,250

Common stock issued to employees	600,000	60	1,140	-	1,200

Common stock issued for conversion of note payable	4,211,600	421	20,637	-	21,058

Discount due to beneficial conversion feature of interest accrued on convertible notes payable	-	-	156,316	-	156,316

Reclassification from conversion options liability to equity	-	-	18,360	-	18,360

Income for the year ended December 31, 2009	-	-	-	845,611	845,611

Balance as of December 31, 2009	194,638,638	19,464	2,197,413	(6,587,843)	(4,370,966)

See notes to consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Business Activity

Primarily through our subsidiary, Food Innovations, Inc. (“FII”), we are in the business of providing premium white tablecloth restaurants with the freshest origin-specific perishables and specialty products direct from its network of vendors to the end users (restaurants, hotels, country clubs, national chain accounts, casinos, and catering houses) within 24 - 72 hours, except as stated hereafter, eliminating all wholesalers and distributors. We currently sell the majority of our products through a distributor relationship between FII and Next Day Gourmet, L.P., a subsidiary of US Foodservice, Inc. (“USF”), a $20 Billion broadline distributor.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned operating subsidiary, Food Innovations, Inc. and its other wholly-owned subsidiaries Food New Media Group, Inc., Gourmet Foodservice Group, Inc. and 4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.). All material intercompany transactions have been eliminated upon consolidation of these entities.

Revenue Recognition

The Company recognizes revenue upon product delivery. We ship all our products either overnight shipping terms or three day shipping terms to the customer and the customer takes title to product and assumes risk and ownership of the product when it is delivered. Shipping charges to customers and sales taxes collectible from customers, if any, are included in revenues.

For revenue from product sales, the Company recognizes revenue in accordance with Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” 605-15-05 (formerly referred to as Staff Accounting  Bulletin ("SAB") No. 104,  "Revenue  Recognition,"  which superseded SAB No. 101). ASC 605-15-05 requires that four basic criteria must be met before revenue can be recognized:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling   price  is  fixed  and   determinable; and  (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.  ASC 605-15-05 incorporates ASC 605-25-05 "Multiple-Deliverable Revenue Arrangements"   (formerly referred to as Emerging Issues Task Force ("EITF") No. 00-21).   ASC 605-25-05 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The effect of implementing ASC 605-25-05 on the Company's consolidated financial position and results of operations was not significant.

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

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  Accounts receivable are presented net of an allowance for doubtful accounts of $3,574 and  $15,877 at December 31, 2009 and 2008, respectively.

Property and Equipment

Property and equipment are valued at cost.  Depreciation is provided over the estimated useful lives up to five years using the straight-line method.  Leasehold improvements are depreciated on a straight-line basis over the term of the lease.

The estimated service lives of property and equipment are as follows:

Computer Equipment                  3 years
Office Furniture and Fixtures     5 years

Inventories

The Company does not currently maintain any material amount of inventory. However, any such inventory is valued at the lower of cost or market and is determined by the first-in, first-out method.

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

As of December 31, 2009, the Company’s management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

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

Basic and Diluted Loss Per Share

In accordance with FASB ASC 260-10-45 (“ASC 260-10-45”, formerly referred to as SFAS No. 128), "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders less preferred dividends by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive.

Diluted earnings per share was computed as follows for the year ended December 31, 2009:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per share	$845,611	191,032,491	$0.004
Effect of Dilutive Securities
Conversion of notes and interest into common stock:
Additional shares		492,807,960
Decrease in interest expense due to conversion	402,950
Remove gain on revaluation of conversion option liability	(83,492)

Shares accrued, not yet issued		5,000,000

Diluted earnings per share	$1,165,069	688,840,451	$0.002

The Company has excluded the following securities from the calculation of diluted net loss per share because these securities are anti-dilutive:

Anti-dilutive shares at December 31, 2009:

Warrants to purchase 179,700,000 shares at $0.005 per share, 18,500,000 shares at $0.011 per share, and 74,000,000 shares at $0.0115 per share were not included in the computation of loss per share because the warrant exercise prices were greater than the average market price of the common shares and 37,5000,000 shares issuable upon the conversion of options. The Company has included additional shares for conversion of notes and interest even though the total assumed shares exceed the currently authorized shares by 188,840,451.

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

Liquidity

As reflected in the accompanying consolidated financial statements, the Company had net income of $845,611 and a net loss of $2,421,122 for the years ended December 31, 2009 and 2008, respectively.  This variance was principally due to changes in fair values of warrant, conversion option and registration penalty liabilities rather to differences in actual operating results.  The Company had an accumulated deficit of  $6,587,843 at  December 31, 2009.  In addition, the Company’s current liabilities exceeded its current assets by  $4,376,946 as of December 31, 2009.  Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

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

The independent auditors report on our December 31, 2009 financial statements state that our recurring losses raise substantial doubts about our ability as a going concern.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At December 31, 2009 and 2008, trade receivables from the Company’s largest customer amount to 85% and  86%, respectively, of total trade receivables.

Reclassification

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Stock-based Compensation

Effective January 1, 2006, the Company adopted FASB ASC 718-40 (“ASC 718-40”, formerly referred to as SFAS No. 123(R)). This statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period.

In August 2005, the Company’s commitments to issue shares of common stock first exceeded its common stock authorized. At this time, the Company began to value its stock options via the liability method of accounting. Pursuant to guidance in ASC 718-40 the cost of these options are valued via the Black-Scholes valuation method when issued, and re-valued at each reporting period.  The gain or loss from this revaluation is charged to compensation expense during the period.  Options expense and gain or loss on revaluation during the twelve months ended December 31, 2009 and 2008 are summarized in the table below:

	December 31,
	2009	2008

Option expense	$7,993	$138,313

(Gain) loss on revaluation of options	(38,058)	5,717

A summary of option activity as of December 31, 2008, and changes during the period ended December 31, 2009 are presented below:

	Options	Weighted Average Exercise Price
Outstanding as December 31,2008	35,500,000		$0.013

Non-vested at December 31, 2008	100,000		$0.500
Exercisable at December 31, 2008	35,400,000		$0.012

Issued	18,000,000	$	(a)
Exercised	-		-
Forfeited or expired	(500,000)		0.50
Outstanding at December 31, 2009	53,000,000	$	(b)

Non-vested at December 31, 2009	18,000,000	$	(a)
Exercisable at December 31, 2009	37,000,000		$0.006

(a) Consists of options to purchase 2,000,000 shares at a price of $0.007 and options to purchase 16,000,000 shares which will vest at a rate of 4,000,000 options each quarter end, beginning on March 31, 2009. The exercise price of these options will be at 120% of the closing price of  the Company’s common stock on the vesting dates.

(b) Consists of options to purchase 22,000,000 shares at a price of $0.007; options to purchase 15,000,000 shares at a price of $0.005; and the 16,000,000 shares described in note (a) above.

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2009 and 2008 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was  $0.004 and $0.005 as of December 31, 2009 and 2008, respectively, and the exercise price multiplied by the number of options outstanding. As of December 31, 2009 and 2008, total unrecognized stock-based compensation expense related to stock options was $0. During the years ended December 31, 2009 and 2008, the Company charged $7,993 and  $138,312, respectively, to operations related to recognized stock-based compensation expense for employee stock options.

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has reported net income of   $845,611 for the year ended December 31, 2009, and  had an accumulated deficit of  $6,587,843 as of December 31, 2009.  The Company’s net income of $845,611 was generated primarily by non-cash transactions, including non-cash gains of $754,434 on the revaluation of the warrant liability,  $83,492 for the revaluation of the conversion option liability, and $222,656 on the extinguishment of debt. The Company cannot be certain that anticipated revenues from operations will be sufficient to satisfy its ongoing capital requirements.  Management believes the Company will generate sufficient capital from operations and from debt and equity financing in order to satisfy current liabilities in the succeeding twelve months.  Management’s belief is based on the Company’s operating plane, which in turn is based on assumptions that may prove to be incorrect.  If the Company’s financial resources are insufficient the Company may require additional financing in order to execute its operating plan and continue as a going concern.  The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations. The Company has not made any adjustments to the financial statements which would be necessary should the Company not be able to continue as a going concern.

Significant Recent Accounting Pronouncements

The following accounting guidance has been issued and will be effective for the Company in or after fiscal year 2009:

In October 2009, FASB issued Accounting Standards Update (“ASU”) No. 2009-13 on Topic 605, Revenue Recognition- Multiple Deliverable Revenue Arrangements- a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”).  The objective of ASU 2009-13 is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products and services (deliverables) separately rather than as a combined unit.  Vendors often provide multiple products or services to their customers.  Those deliverables often are provided at different points in time or over different time periods.  ASU 209-13 provides amendments to certain criteria in Subtopic 605-25, Multiple-Element Arrangements (“Subtopic 605-25”) for separating consideration in multiple-deliverable arrangements.  The amendments in ASU 2009-13 establish a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based upon vendor specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available.  The amendments in ASU 2009-13 also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based upon entity-specific assumptions rather than assumptions of a marketplace participant.  ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010.  Early adoption is permitted and can be applied prospectively or retrospectively.  The Company is currently evaluating the impact, if any, ASU 2009-13 will have on its consolidated financial statements.

On August 28, 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 provides additional guidance clarifying the measurement of liabilities at fair value. ASU 2009-05 is effective in fourth quarter 2009 for a calendar-year entity. The Company adopted ASU 2009-05 in the fourth quarter of 2009. This standard did not have an effect on the Company’s financial position, results of operations, cash flows or disclosures.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, as amended, which was codified into Topic 105 Generally Accepted Accounting Standards in the ASC. This standard establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. This standard is effective for interim and annual financial periods ending after September 15, 2009. We have our references to GAAP in this report in accordance with the provisions of this pronouncement. The implementation of FASB ASC 105 did not have a material effect on the Company’s financial position, results of operations, cash flows or disclosures.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1) (codified as ASC 825). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements and amends guidance previously referenced as APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in interim financial statements. FSP FAS 107-1 and APB 28-1 were adopted as of June 30, 2009 and only amends the disclosure requirements about fair value of financial instruments in interim periods. The Company adopted this amendment during the second quarter of 2009 and there was no impact.

2. ACCOUNTS RECEIVABLE

At December 31, 2009 and 2008, accounts receivable consists of:

	December 31, 2009	December 31, 2008
Accounts receivable from customers	$342,780	$255,443
Allowance for doubtful accounts	(3,574)	(15,877)
Accounts receivable, net	$339,206	$239,566

3. LOAN RECEIVABLE AND INTEREST RECEIVABLE

The balance of loan receivable consisted of a loan to Pasta Italiana, Inc. (“Pasta”) in the net carrying amount of $143,050 at December 31, 2009 and $153,000 at December 31, 2008, respectively.  This note bears interest at the rate of 15% per annum, payable in shares of Pasta stock.  The loan was renegotiated during the twelve months ended December 31, 2008, and resulted in the Company recognizing an impairment to the loan in the amount of $142,124, which was charged to operations during the year ended December 31, 2008.  This impairment was based upon the renegotiated principal and interest amount due the Company.  At December 31, 2009, $143,050 of the amount due is classified as a current asset, and $0 is classified as a long term asset. At December 31, 2008, $60,000 was classified as a current asset, and $93,000 is classified as a long-term asset.   Subsequent to December 31, 2009, the Company has received an additional $1,000 in payments on this note.

4.   INVENTORY

Inventory consists of molecular gastronomy products, honey, and meat glue which is warehoused in Naples, Florida; and prepaid Kobe products held by our meat vendors.

5. PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, 2009 and 2008, is as follows:

	December 31, 2009	December 31, 2008
Computer hardware and software	$305,794	$292,608
Furniture and fixtures	67,298	67,298
	373,092	359,906
Less accumulated depreciation and amortization	(339,394)	(307,286)
Total	$33,698	$52,620

Depreciation and amortization expense for property and equipment amounted to $32,392 and $39,332 for the year ended December 31, 2009 and 2008, respectively.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2009 and 2008 are as follows:

	December 31,	December 31,
	2009	2008

Trade payables	$689,075	$824,172
Accrued payroll and commissions	6,286	8,441
	$695,361	$832,613

At December 31, 2009 and 2008, accrued liabilities to related parties consisted of accrued payroll and payroll related benefits.

7.  ACCRUED INTEREST

Accrued interest on the Company’s convertible notes payable is convertible at the option of the note holders into the Company’s common stock at price ranging from of $0.005 to $0.010 per share.  There is a beneficial conversion feature embedded in the convertible accrued interest, which can be exercised at any time by the note holders. The Company is amortizing this beneficial conversion feature over the life of the related notes payable.  Certain of the notes payable have exceeded their stated terms, and are still outstanding; in those instances, the Company expenses the value of the beneficial conversion feature on the accrued interest immediately.

During the twelve months ended December 31, 2009 and 2008, the amounts of $156,316, and $135,360, respectively, were credited to additional paid-in capital as a discount on convertible interest.  The aggregate amount of discounts on convertible interest charged to operations during the twelve months ended December 31, 2009 and 2008 was $125,501 and $135,360, respectively.

At December 31, 2009, the Company has the following accrued interest on its balance sheet:

	Gross	Discount	Net
Non-related parties	$611,416	$34,483	$576,933
Related parties	170,144	-	170,144
Total	$781,560	$34,483	$747,077

At December 31, 2008, the Company has the following accrued interest on its balance sheet:

	Gross	Discount	Net
Non-related parties	$441,013	$3,744	$437,269
Related parties	173,471	-	173,471
Total	$614,484	$3,744	$610,740

Certain of the accrued interest is convertible in to shares of the Company’s common stock at prices ranging from $0.005 to $0.010 per share. At December 31, 2009, convertible accrued interest was $749,055 which was convertible into 146,559,160 shares of common stock; at December 31, 2008, convertible accrued interest was $587,981 which was convertible into 114,043,320 shares of common stock.

8. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

December 31, 2009	December 31, 2008

Convertible note payable in the original amount of $350,000 to Alpha Capital Aktiengesselschaft (“Alpha Capital”), dated February 25, 2005. This note consists of $100,000 outstanding under a previous note payable which was cancelled on February 25, 2005, and $250,000 of new borrowings. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note entered technical default status on May 16, 2005.   The note originally carried interest at the rate of 8% per annum, and  was due in full on February 24, 2007.  Upon default, the note’s interest rate increased to 15% per annum, and the note became immediately due. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $250,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a conversion price of $0.005 per share . Interest in the amount of $33,552and $51,889 was accrued on this note during the twelve months ended December 31, 2009   and 2008, respectively. During the twelve months ended December 31, 2006 the note holder converted $5,000 into shares of common stock. During the twelve months ended December 31, 2006 the holder of the note converted $27,865 of accrued interest into common stock.   In April 2009, the noteholder agreed to waive the default interest rate of 15%, and the note resumed accruing interest at the rate of 8% per annum.  Also in April 2009, the noteholder agreed to extend the maturity date of this note until January 1, 2010.
$345,000	$345,000

Convertible note payable in the original amount of $100,000 to Joel Gold, a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible by the holder into common stock of the Company at a conversion price of $0.005 per share .  A beneficial conversion feature in the amount of $100,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004 and 2005. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share.  Interest in the amount of $1,999 and $2,005 was accrued on this note during the twelve months ended December 31, 2009, and 2008, respectively.  During the twelve months ended December 31, 2006, $75,000 of the principal amount was converted into common stock. This note is past due at December 31, 2009 and  2008.
25,000	25,000

Convertible note in the amount of $85,000 originally payable to Briolette Investments, Ltd, dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on March 11, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature  in the amount of $85,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. On December 21, 2006, this note was transferred to Whalehaven Capital. Accrued interest is convertible by the holder into common stock of the Company at a price of $0.005 per share. Interest in the amount of $3,039 and $3,064  was accrued on this note during the twelve months ended December 31, 2009 and 2008, respectively. During the twelve months ended December 31, 2005, the note holder converted $44,000 of the note payable into common stock.    During the twelve months ended December 31, 2006, the Company made a $3,000 cash payment on the principal amount of the note.  During the year ended December 31, 2009,the noteholder agreed to extend the maturity date until February 15, 2010.
38,000	38,000

Convertible note payable in the amount of $80,000 to Brown Door, Inc., a related party, dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on March 11, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $80,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share.  Interest in the amount of $6,403 and $6,420 was accrued on this note during the twelve months ended December 31, 2009 and 2008, respectively. This note is past due at December 31, 2009 and 2008.
80,000	80,000

Convertible note payable in the amount of $50,000 to Whalehaven Capital Fund, Ltd. (“Whalehaven Capital”) dated February 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisites numbers of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note is in technical default as of May 16, 2005.  The note originally carried interest at the rate of 8% per annum, and was due in full on February 24, 2007. Upon default, the note’s interest rate increased to 15% per annum, and the note became due immediately. The note is convertible into common stock of the Company at a conversion of $0.005 per share.  A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in May, 2005.  Accrued interest is convertible into common stock of the Company at a price of $0.005 per share.  Interest in the amount of $3,892 and $6,019 was accrued on this note during the twelve months ended December 31, 2009 and 2008, respectively.  During the twelve months ended December 31, 2006, $10,000 of principal and $589 of accrued interest was converted into common stock.   In April 2009, the noteholder agreed to waive the default interest rate of 15%, and the note resumed accruing interest at the rate of 8% per annum.  During the year ended December 31, 2009, the noteholder agreed to extend the maturity date until February 15, 2010.
40,000	40,000

Convertible note payable in the amount of $50,000 to Oppenheimer & Co., / Custodian for Joel Gold IRA, a related party, dated March 14, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006.  Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $4,003 and $4,014 was accrued on this note during the twelve months ended December 31, 2009 and 2008, respectively. This note is past due at December 31, 2009 and 2008.
50,000	50,000

Convertible note payable in the original amount of $30,000 to Huo Hua dated May 9, 2005. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006.  The note is convertible into common stock of the Company  at a conversion of $0.005 per share . A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005 and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share.  Interest in the amount of $1,603 and $1,607 was accrued on this note during the twelve months ended December 31, 2009 and 2008, respectively. During the twelve months ended December 31, 2006, the note holder converted $10,000 of principal into common stock.  This note is past due at December 31, 2009 and 2008.
20,000	20,000

Convertible note payable in the amount of $25,000 to Joel Gold, a board member and related party, dated January 25, 2005. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on January 25, 2007.  The note is convertible into common stock of the Company at a conversion of $0.025 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005, 2006, and 2007. Accrued interest is convertible into common stock of the Company at a price of $0.025 per share. Interest in the amount of $1,999 and $2,005 was accrued on this note during the twelve months ended December 31, 2009 and 2008, respectively.  This note is past due at December 31, 2008 and 2009.
25,000	25,000

Convertible note payable in the amount of $25,000 to The Jay & Kathleen Morren Trust dated January 25, 2005. The note bears interest at the rate of 6% per annum, has no provisions for a default or past due rate and was due in full on January 25, 2007.  The note is convertible into common stock of the Company at a conversion of $0.005 per share . A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005, 2006, and 2007. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $1,496 and was $1,500 accrued on this note during the twelve months ended December 31, 2009 and 2008, respectively.   This note is past due at December 31, 2009 and 2008.
25,000	25,000

Convertible note payable in the amount of $10,000 to Lauren M. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.01 per share . A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $801 and $804 was accrued on this note during the twelve months ended December 31, 2009 and 2008, respectively.  This note is past due at December 31, 2009 and 2008.
10,000	10,000

Convertible note payable in the amount of $10,000 to Richard D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.01 per share . A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $801 and $804 was accrued on this note during the twelve months ended December 31, 2009 and 2008, respectively.  This note is past due at December 31, 2009 and 2008.
10,000	10,000

Convertible note payable in the amount of $10,000 to Christian D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.01 per share . A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $801 and $804 was accrued on this note during the twelve months ended December 31, 2009 and 2008, respectively.  This note is past due at December 31, 2009 and 2008.

10,000	10,000
Convertible note payable in the amount of $10,000 to Andrew I. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $801 and $804 was accrued on this note during the twelve months ended December 31, 2009 and 2008, respectively.  This note is past due at December 31, 2009 and 2008.
10,000	10,000

Convertible note payable in the amount of $8,000 to Adrian Neilan dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and is due in full on October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $8,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $639 and $641 was accrued on this note during the twelve months ended December 31, 2009, and 2008, respectively. This note is past due at December 31, 2009 and 2008.
8,000	8,000

Convertible note payable in the amount of $5,000 to Matthias Mueller dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $5,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $401 and $402 was accrued on this note during the twelve months ended December 31, 2009 and 2009, respectively.  This note is past due at December 31, 2009 and 2008.
5,000	5,000

Convertible note payable in the amount of $120,000 to Alpha Capital dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note is in technical default as of November 13, 2005.  The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. The note is convertible into common stock of the Company at a conversion of $0.005 per share . A beneficial conversion feature in the amount of $120,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $11,670 and $18,049 was accrued on this note during the twelve months ended December 31, 2009 and 2008, respectively. In April 2009, the noteholder agreed to waive the default interest rate of 15%, and the note resumed accruing interest at the rate of 8% per annum.  Also in April 2009, the noteholder agreed to extend the maturity date of this note until January 1, 2010.
120,000	120,000

Convertible note payable in the amount of $30,000 to Whalehaven Capital dated August 25, 2005.  We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default as of November 13, 2005.  The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $4,870 and $4,512 was accrued on this note during the twelve months ended December 31, 2009 and 2009, respectively.  In April 2009, the noteholder agreed to waive the default interest rate of 15%, and the note resumed accruing interest at the rate of 8% per annum.   During the year ended December 31, 2009, the noteholder agreed to extend the maturity date until February 15, 2010.
30,000	30,000

Convertible note payable in the original amount of $25,000 to Asher Brand, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default as of November 13, 2005.  The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share.  Interest in the amount of $1,858 and $3,382 was accrued on this note during the twelve months ended December 31, 2009 and 2008, respectively. During the twelve months ended December 31, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock, and during the twelve months ended December 31, 2008, the holder of the note converted an additional $3,000 of principal into common stock. During the year ended December 31, 2009, the noteholder converted $2,000 of principal and $1,058 of accrued intret into common stock. In April 2009, the noteholder agreed to waive the default interest rate of 15%, and the note resumed accruing interest at the rate of 8% per annum.  Also in April 2009, the noteholder agreed to extend the maturity date of this note until January 1, 2010.
18,000	23,000

Convertible note payable in the original amount of $25,000 to Momona Capital, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default at November 13, 2005.  The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due The note is convertible into common stock of the Company at a conversion of $0.005 per share . A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $3,747 and $3,355 was accrued on this note during the twelve months ended December 31, 2009 and 2008, respectively. During the twelve months ended December 31, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock, and during the twelve months need December 31, 2008, the holder of the note converted an additional $5,000 principal into common stock. In April 2009, the noteholder agreed to waive the default interest rate of 15%, and the note resumed accruing interest at the rate of 8% per annum.  Also in April 2009, the noteholder agreed to extend the maturity date of this note until January 1, 2010.
18,000	18,000

Convertible note payable in the amount of $10,000 to Lane Ventures dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default at November 13, 2005.  The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. The note is convertible into common stock of the Company at a conversion of $0.005 per share . A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November, 2005.  Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $582 and $990 was accrued on this note during the twelve months ended December 31, 2009 and 2008, respectively.   During the twelve months ended December 31, 2006, the holder of the note converted $4,000 of principal and $1,467 of accrued interest into common stock.  In April 2009, the noteholder agreed to waive the default interest rate of 15%, and the note resumed accruing interest at the rate of 8% per annum.  Also in April 2009, the noteholder agreed to extend the maturity date of this note until January 1, 2010.
6,000	6,000

Note payable in the amount of $120,000 to Alpha Capital, dated February 7, 2006. The originally carried interest at the rate of 15% per annum, and was originally due in full on February 7, 2007. The Company was not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable. During the three months ended September 30, 2007, the Company extended the due date of the notes one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholders to convert the notes and accrued interest into common stock of the Company at a rate of $0.005 per share. This note entered technical default on October 31, 2007.  The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $95,588 and amortized this discount to interest expense when the note entered default status in October 2007. On March 12, 2008, the Company extended this note to March 4, 2009.  As consideration for the extension of this notes, the Company issued five-year warrants as follows: warrants to purchase 24,000,000 shares of common stock at $0.0115 per share; 6,000,000shares of common stock at $0.011 per share; and 2,400,000 shares of common stock at $0.005 per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $126,465. This transaction was accounted for as an extinguishment of debt, and a loss of  $126,465 was charged to operations during the twelve months ended December 31, 2008.  Interest in the amount of $19,748and $24,065 was accrued on this note during the twelve months ended December 31, 2009 and 2008, respectively. In January 2009, the noteholder agreed to extend the maturity date of this note to April 16, 2009.     In April 2009, the noteholder agreed to waive the default interest rate of 15%, and the note resumed accruing interest at the rate of 8% per annum.  Also in April 2009, the noteholder agreed to extend the maturity date of this note until April 16, 2009.  This note is past due at December 31, 2009.
120,000	120,000

Note payable in the amount of $30,000 to Whalehaven Capital dated February 7, 2006. The note originally carried interest at the rate of 15% per annum, and was due in full on February 7, 2007. The Company was not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable.   During the three months ended September 30, 2007, the Company extended the due date of the notes one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholders to convert the notes and accrued interest into common stock of the Company at a rate of $0.005 per share. This note entered technical default on October 31, 2007.  The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $23,897 and amortized this discount to interest expense when the note entered default status in October 2007.    On March 12, 2008, the Company extended this note to March 4, 2009.  As consideration for the extension of this note, the Company issued five-year warrants as follows: warrants to purchase 6,000,000 shares of common stock at $0.0115 per share; 1,500,000 shares of common stock at $0.011 per share; and 600,000 shares of common stock at $0.005 per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $31,616. This transaction was accounted for as an extinguishment of debt, and a loss of  $31,616 was charged to operations during the twelve months ended December 31, 2008.  Interest in the amount of $2,917 and $4,512 was accrued on this note during the twelve months ended December 31, 2009 and 2008, respectively.   In April 2009, the noteholder agreed to waive the default interest rate of 15%, and the note resumed accruing interest at the rate of 8% per annum.  Also in April 2009, the noteholder agreed to extend the maturity date until February 15, 2010.
30,000	30,000

Note payable in the amount of $75,000 to Michael Ferrone, dated August 2, 2004. The note bears interest at the rate of 8% per annum, and was due in full on February 2, 2005.  On September 30, 2008, this note was extended to December 31, 2009 in exchange for adding a convertibility feature to the note. This feature allows for conversion to common stock at a price of $0.005 per share. The Company valued this beneficial conversion feature at the amount of $89,945 using the Black-Scholes valuation model.  $75,000 of this amount was charged to discount on the note; $70,999 and $18,945 of this discount was amortized to interest expense during the year ended December 31, 2009 and 2009, respectively. Interest in the amount of $6,002 and $6,019 was accrued on this note during the twelve months ended December 31, 2009 and 2008, respectively.
75,000	75,000

Twenty-nine convertible notes payable in the amount of $4,500 each to Sam Klepfish, the Company’s CEO and a related party, dated the first of the month beginning on November 1, 2006, pursuant to the Company’s employment agreement with Mr. Klepfish, the amount of $4,500 in salary is accrued each month to a note payable. These notes bear interest at the rate of 8% per annum and have no due date. These notes and accrued interest are convertible into common stock of the Company at a rate of $0.005 per share.  Beneficial conversion features in the aggregate amount of $9,000 for the year ended December 31, 2006, $39,190 for the year ended December 31, 2007, and  $58,464 for the year ended December 31, 2008 for calculated using the Black-Scholes valuation model.  Since these notes are payable on demand, the value of these discounts were charged  immediately to interest expense.   Interest in the aggregate amount of $10,270 and $7,171 was accrued on these notes during the twelve months ended December 31, 2009 and 2008, respectively.
130,500	117,000

Note payable in the amount of $10,000 to Alpha Capital, dated May 19, 2006. The originally carried interest at the rate of 15% per annum, and was originally due in full on November 19, 2006. The Company is not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at February 20 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable. During the three months ended September 30, 2007, the Company extended the due date of the notes one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholders to convert the notes and accrued interest into common stock of the Company at a rate of $0.005 per share. This note entered technical default on October 31, 2007. The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $7,966 and amortized this discount to interest expense when the note entered default status in October 2007.  On March 12, 2008, the Company extended this note to March 4, 2009.  As consideration for the extension of this notes, the Company issued five-year warrants as follows: warrants to purchase 2,000,000 shares of common stock at $0.0115 per share; 500,000 shares of common stock at $0.011 per share; and 200,000 shares of common stock at $0.005 per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $10,539. This transaction was accounted for as an extinguishment of debt, and a loss of  $10,539 was charged to operations during the twelve months ended December 31, 2008.  Interest in the amount of $1,620and $2,005 was accrued on this note during the twelve months ended December 31, 2009 and 2008, respectively.  In April 2009, the noteholder agreed to waive the default interest rate of 15%, and the note resumed accruing interest at the rate of 8% per annum.  Also in April 2009, the noteholder agreed to extend the maturity date until January 1, 2010.
10,000	10,000

Twelve one-year notes payable in the amount of $1,500 each for an aggregate amount of $18,000 to Mountain Marketing, for services.  A note in the amount of $1,500 is dated as of the last day of each month of the year ended December 31, 2008. These notes are convertible into common stock of the Company at the rate of $0.005 per share.  Discounts in the aggregate amount of $15,664 were amortized to interest during the year ended December 31, 2008.  These notes do not bear interest. During the year ended December 31, 2009, the Company issued 3,600,000 shares of common stock for the conversion of these notes payable.
	-	18,000
Note payable in the original amount of $25,787 to Microsoft Corporation dated May 3, 2006. The note bears interest at the rate of 9.7% per annum, and is payable in 60 monthly payments of $557 beginning October 1, 2006. Interest in the amount of $1,326 and $2,269 was capitalized to this note during the twelve months ended December 31, 2009 and 2008, respectively. Principal and interest in the amounts of $6,690 were paid on this note during the twelve months ended December 31, 2009 and 2008.	10,723	16,087

Convertible note payable in the amount of $200,000 to Alpha Capital, dated December 31, 2008.  This note bears interest at the rate of 8% per annum, and is due in full on December 31, 2009.  Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share.  Also issued with this note are warrants to purchase 40,000,000 shares of the Company’s common stock at a price of $0.005 per share.  The Company calculated a discount to the note in the amount of $200,000, and recorded $11,428 amortization for the year ended December 31, 2009.   Interest in the aggregate amount of $15,744 was accrued on this note during the year ended December 31, 2009.  During the year ended December 31, 2009, the Company made principal payments on this note in the amount of $16,000.
	184,000	200,000

Convertible note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $230,000 to Alpha Capital, dated January 1, 2009.  This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011.  Principal and accrued interest re convertible into shares of common stock of the Company at a rate of $0.005 per share.  The Company calculated a discount to the note in the amount of $230,000, and recorded $11,428 and $0 amortization for this discount during the year ended December 31, 2009 and 2008, respectively.  Interest in the aggregate amount of $18,350 was accrued on this note during the year ended December 31, 2009.
	230,000	-

Convertible note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $38,000 to Whalehaven Capital, dated January 1, 2009.  This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011.  Principal and accrued interest are convertible into shares of common stock of the Company at a rate of $0.005 per share.  The Company calculated a discount to the note in the amount of $38,000, and recorded $1,888 and $0 amortization for this discount during the year ended December 31, 2009 and 2008, respectively.  Interest in the aggregate amount of $5,681 was accrued on this note during the year ended December 31, 2009.
38,000	-

Convertible note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $25,310 to Asher Brand, dated January 1, 2009.  This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011.  Principal and accrued interest are convertible into shares of common stock of the Company at a rate of $0.005 per share.  The Company calculated a discount to the note in the amount of $25,310, and recorded $1,258 and $0 amortization for this discount during the year ended December 31, 2009 and 2008, respectively.  Interest in the aggregate amount of $2,017 was accrued on this note during the year ended December 31, 2009.
25,310	-

Convertible note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $25,310 to Momona Capital, dated January 1, 2009.  This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011.  Principal and accrued interestare convertible into shares of common stock of the Company at a rate of $0.005 per share.  The Company calculated a discount to the note in the amount of $25,310, and recorded $1,258 and $0 amortization for this discount during the year ended December 31, 2009 and 2008, respectively.  Interest in the aggregate amount of $2,017 was accrued on this note during the year ended December 31, 2009.
25,310	-

Convertible note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $10,124 to Lance Ventures, dated January 1, 2009.  This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011.  Principal and accrued interest are convertible into shares of common stock of the Company at a rate of $0.005 per share.  The Company calculated a discount to the note in the amount of $10,124, and recorded $503 and $0 amortization for this discount during the year ended December 31, 2009 and 2008, respectively.  Interest in the aggregate amount of $811 was accrued on this note during the year ended December 31, 2009.
10,124	-
$1,781,967	$1,481,087

	Note	Unamortized	Net of
December 31, 2009:	Amount	Discounts	Discount
Notes payable - current portion	$1,014,907	$(96,000)	$918,907
Notes payable - related parties, current portion	345,500	-	345,500
Notes payable	421,560	(393,842)	27,718
Total	$1,781,967	$(489,841)	$1,292,126

	Note	Unamortized	Net of
December 31, 2008:	Amount	Discounts	Discount
Notes payable - current portion	$938,364	$-	$938,364
Notes payable - related parties, current portion	332,000	(70,998)	261,002
Notes payable	210,723	(200,000)	10,723
Total	$1,481,087	$(270,998)	$1,210,089

	Twelve months ended
	December 31,
	2009	2008

Discount on Notes Payable amortized to interest expense:	$118,001	$78,137

Conversion Options Embedded in Convertible Notes

The Company accounts for conversion options embedded in convertible notes in accordance with FASB ASC 815-10-05 (“ASC 815-10-05”, formerly referred to as SFAS No. 133) and FASB ASC 815-40-05 (“ASC 815-40-05”, formerly referred to as EITF 00-19). ASC 815-10-05 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with ASC 815-40-05.

At December 31, 2009 and 2008, the Company had outstanding $1,771,244 and $1,465,000 in principal, respectively, of various convertible notes with embedded conversion options accounted for as free standing derivative financial instruments in accordance with ASC 815-10-05 and ASC 815-40-05. The fair value of these embedded conversion options was $1,384,992 and $1,150,000 at December 31, 2009 and 2008, respectively.  The fair value of these embedded conversion options were estimated at December 31, 2009 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.20%; expected dividend yield of 0%; expected option life of 10; and volatility of 302.87%.  The fair value of these embedded conversion options were estimated at December 31, 2008 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.27%; expected dividend yield of 0%; expected option life of 10; and volatility of 332.67%.  The expected term of 10 years was used for all notes in both periods because several of the notes are currently or have been in default, and accordingly the term of the note is deemed not relevant as a variable for the Black-Scholes calculation.  The Company revalues the conversion options at each reporting period, and charges any change in value to operations. During the years ended December 31, 2009 and 2008, the Company recorded a gain of $83,492 and a loss of $182,583, respectively, due to the change in value of the conversion option liability.

When convertible notes payable are satisfied by payment or by conversion to equity, the Company revalues the related conversion option liability at the time of the payment or conversion.  The conversion option liability is then relieved by this amount, which is charged to additional paid-in capital.  During the years ended December 31, 2009 and 2008, conversion option liabilities in the amounts of $18,360 and $8,800 were transferred from liability to equity due to the conversion or payment of the related convertible notes payable.

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

Extension of notes payable

The Company accounts for modifications of its notes payable according to the guidance in FASB ASC 470-50-40 (“ASC 470-50-40”, and formerly referred to as EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”). Pursuant to ASC 470-50-40, changes to an existing note should be accounted for as an extinguishment of the note with resultant gain or loss if the present value of the cash flows from the new note vary by  more than 10% from the present value of the cash flows from the original note.  ASC 470-50-40 provides an exception to this rule for the addition of conversion options accounted for as a derivative liability.

During the year ended December 31, 2007, the Company negotiated the extension of three of its notes payable in the aggregate amount of $160,000.  As consideration for the extension, the Company agreed to add a convertibility feature to the notes.  Because this note falls under the exception in ASC 460-50-40 regarding the addition of conversion options accounted for as a derivative liability, the Company accounted for this transaction as a modification of the existing note. The conversion option liability was valued at the amount of $127,450 at the date of the issuance of the extension via the Black-Scholes method. This amount was debited to discount on notes payable, and is being amortized via the effective interest method over the extended term of the related notes.

During the year ended December 31, 2008, the Company negotiated the further extension of these three notes payable in the aggregate amount of $160,000.  As consideration for the extension, the Company provided warrants to purchase an aggregate 43,200,000 shares of common stock.  The Company valued these warrants at the date of issuance via the Black-Scholes valuation method at $168,620.  The value of these warrants is considered a component of the 10% present value calculation under ASC 470-50-40. The Company accounted for this transaction as an extinguishment of debt, and recorded a loss on extinguishment in the amount of $168,620.  This amount was charged to operations during the year ended December 31, 2008.

During the year ended December 31, 2009, the Company negotiated the extension of its notes payable in the aggregate amount of $587,000.  The Company extended the maturity date of these notes until January  1, 2010.  These notes, along with two additional notes payable in the aggregate amount of $150,000, contained certain provisions for a default interest rate.  The Company negotiated an agreement with the noteholders and the noteholders agreed to have the original interest rate of 8% per annum.

Also during the year ended December 31, 2009, the Company negotiated further extensions of its notes payable in the aggregate amount of $517.  The company extended the maturity dates to January 1, 2010.

During the year ended December 31, 2009, the Company negotiated the extension of its notes payable in the aggregate amount of $138,000.  The Company extended the maturity date of these notes until February 15, 2010.

Embedded conversion features of notes payable:

The Company accounts for conversion options embedded in convertible notes in accordance with FASB ASC 815-10-05 (“ASC 815-10-05”, and formerly referred to as SFAS No. 133) and FASB ASC 815-40-05 (“ASC 815-40-05” , and formerly referred to as EITF 00-19). ASC 815-10-05 generally requires companies to bifurcate conversion options embedded in convertible notes and preferred shares from their host instruments and to account for them as free standing derivative financial instruments in accordance with ASC 815-40-05.

The Company values embedded conversion features utilizing the Black-Scholes valuation model.  Conversion options are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our conversion option valuation assumptions at December 31, 2009 and 2008:

	December 31,
	2009	2008

Number of conversion options outstanding	346,248,800	285,000,000
Value at December 31	$1,384,992	$1,150,000
Number of options issued during the year	68,448,800	69,400,000
Value of options issued during the year	$336,844	$364,079
Number of options exercised or underlying
notes paid during the year	7,200,000	1,600,000
Value of options exercised or underlying
notes paid during the year	$18,360	$8,800
Revaluation gain (loss) during the year	$83,492	$(182,583)

Black-Scholes model variables:
Volatility	302.87% to 393.23%	193.7% to332.7%
Dividends	0	0
Risk-free interest rates	0.20% - 0.43%	0.27% -2.41%
Term (years)	1.00 - 10.00	1.00 – 10.00

9.  RELATED PARTY TRANSACTIONS

For the year ended December 31, 2009:

The Company issued three convertible notes payable in the aggregate amount of $13,500 for additional salary due to the Company’s Chief Executive Officer, convertible at the rate of $0.005 per share into an aggregate 2,700,000 shares of common stock.

The Company issued 2,000,000 options to purchase additional shares of common stock to two non-employee directors.

The Company committed to issuing 1,000,000 shares of common stock to each of its two non-employee directors, for a total issuance of 2,000,000 shares of common stock.  The fair value of these shares in the amount of $8,000 was charged to operations during the year ended December 31, 2009.  As of December 31, 2009, these shares have not been issued and are shown in accrued liabilities due to related parties on the Company’s balance sheet.

Pursuant to the terms of  an employment agreement, the Company is committed to make a cash payment of $4,830 and issue 966,000 shares of common stock to the Company’s President. The fair value of these shares in the amount of $4,830 was charged to operations during the year ended December 31, 2009.  The total value of the bonus of $9,660 is recorded on the Company’s balance sheet as a liability to related parties as of December 31, 2009.

Pursuant to the terms of an employment agreement, the Company is committed to make a cash payment of $4,550 and issue 910,000 shares of common stock to the Company’s Chief Executive Officer. The fair value of these shares in the amount of $4550 was charged to operations during the year ended December 31, 2009. The total value of the bonus of $9,100 is recorded on the Company’s balance sheet as a liability to related parties as of December 31, 2009.

For the year ended December 31, 2008:

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

10. PENALTY FOR LATE REGISTRATION OF SHARES

At December 31, 2008, the Company had accrued liabilities for the issuance of a total of 110,280,000 shares (the “Penalty Shares”) of the Company’s stock pursuant to a penalty calculation with regard to the late registration of shares underlying convertible notes payable. During the twelve months ended December 31, 2008, the Company  revalued  these 110,280,000 Penalty Shares, resulting in a  loss of $220,564.  The liability carried on the Company’s balance sheet at December 31, 2008 representing the value of the Penalty Shares is $551,400.

On January 1, 2009, the Company reached a settlement agreement (the “Registration Penalty Settlement”) with the parties to whom the penalty for the late registration is owed.  The agreement was a cancellation of the liability for the registration of shares in exchange for convertible notes in the amount of $328,744.  At January 1, 2009, the Company valued the conversion option liability based upon the closing price of the Company’s common stock.  This value was the same as the December 31, 2008 value of $551,400.  During the year ended December 31, 2009, the Company recognized a gain on settlement of the conversion option liability in the amount of $222,656, representing the difference between the value of the conversion option of $551,400 and the notes payable issued pursuant to the Registration Penalty Settlement of $328,744.

The registration rights, which triggered the accrual of the penalty, expired on November 27, 2008.  At December 31, 2009, the Company had accrued the maximum number of shares issuable under the registration rights agreement.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $2,300,000, which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through December 31, 2009, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at December 31, 2009.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal and state income tax rates to income from continuing operations before income taxes is as follows:

	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008

Computed “expected” income tax expense at approximately 34%	$288,000	$(818,000)

Change in valuation allowance	(288,000)	818,000

	$-	$-

The valuation allowance is primarily composed of the net operating loss of the Company.

12.  COMMON STOCK

During the year ended December 31, 2009, the Company had the following transactions:

The Company issued 600,000 shares of common stock to employees for services previously provided. The fair value of these shares in the amount of $1,200 was charged to operations during the year ended December 31, 2009.

During the year ended December 31, 2009, the Company issued 5,000,00 shares of common stock to a consultant for services provided.  The fair value of these shares in the amount of $10,000 was charged to operations during the year ended December 31, 2009.

During the year ended December 31, 2009, the Company issued 3,600,000 hares of common stock to an investor for the conversion of a note payable in the amount of $18,000.

During the year ended December 31, 209, the Company issued 1,250,000 shares of common stock to a consultant for services. The fair value of these shares in the amount of $6,250 was charged to operations during the year ended December 31, 2009.

During the year ended December 31, 2009 the Company issued 611,600 shares of common stock to an investor for the conversion of $2,000 of principal of a convertible note and $1,058 of accrued interest on the convertible note.

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

Warrants

The following table summarizes the significant terms of warrants outstanding at December 31, 2009. These warrants may be settle in cash or via cashless conversion into shares of the Company’s common stock at the request of the warrant holder. These warrants were granted as part of a financing agreement:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	warrants	contractual	outstanding	warrants	exercisable
prices	outstanding	life (years)	warrants	exercisable	warrants
$0.0050	179,700,000	1.06	$0.0050	179,700,000	$0.0050

$0.0110	18,500,000	1.74	$0.0110	18,500,000	$0.0110

$0.0120	1,000,000	3.71	$0.0120	-	$-

$0.0115	74,000,000	1.74	$0.0115	74,000,000	$0.0115
	273,200,000	1.30	$0.0072	272,200,000	$0.0072

Transactions involving warrants are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Warrants outstanding at January 31, 2009	189,000,000	$0.007

Granted	84,200,000	0.008
Exercised	-
Cancelled / Expired	-	-
Warrants outstanding at December 31, 2008	273,200,000	$0.007
Exercisable at December 31, 2008	272,200,000	$0.007
Not exercisable at December 31, 2008	1,000,000	$0.012

Granted	-	$-
Exercised	-	-
Cancelled / Expired	-	-
Warrants outstanding at December 31, 2009	273,200,000	$0.007
Exercisable at December 31, 2009	272,200,000	$0.007
Not exercisable at December 31, 2009	1,000,000	$0.012

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

In December 2009, the Company agreed to issue 1,000,000 options with five year terms to purchase additional shares of the Company’s common stock to each on the Company’s two non-employee directors pursuant to a board resolution for services performed during the year ended December 31, 2009.  The fair value of these shares in the amount of 7,993 was charged to operations during the year ended December 31, 2009.

Also in December 2009, the Company agreed to issue 8,000,000 options with five year terms to purchase additional shares of common stock to each of the Company’s common stock to each of the two non-employee directors for services related to the year ending December 31, 2010.  These options vest at the rate of 25% each quarter beginning March 31, 2010 and have exercise prices equal to the closing price of the Company’s common stock on the vesting date plus a 20% premium, but no lower than a price of $0.005 per share.

The following table summarizes the changes outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
prices	outstanding	life (years)	options	exercisable	options
$0.005	15,000,000	1.89	$0.005	15,000,000	$0.005

$0.007	22,000,000	3.41	$0.007	22,000,000	$0.007

NA	16,000,000	NA	NA	0	NA

	53,000,000	2.95	$0.006	37,000,000	$0.006

Options not vested are not exercisable.

Transactions involving stock options issued to employees are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 31, 2007	15,500,000	$0.021

Granted	20,000,000	$0.007
Exercised	-	-
Cancelled / Expired	-	-
Options outstanding at December 31, 2008	35,500,000	$0.013
Non-vested at December 31, 2008	100,000	$0.500
Vested at December 31, 2008	35,400,000	$0.012

Granted	2,000,000	$0.007
Granted	16,000,000	NA
Exercised	-	-
Cancelled / Expired	(500,000)	0.50
Options outstanding at December 31, 2009	53,000,000	NA
Non-vested at December 31, 2009	16,000,000	NA
Vested at December 31, 2009	37,000,000	$0.006

 Accounting for warrants and  stock options

The Company accounts for the issuance of common stock purchase warrants, stock options, and other freestanding derivative financial instruments in accordance with the provisions of FASB ASC 815-40-15 (“ASC 815-40-15” and formerly referred to as EITF 00-19). Based on the provisions of ASC 815-40-05, the Company classifies, as equity, any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contract that (i) require net-cash or (ii) give the counterparty a choice of net-cash settlement in shares (physical or net-share settlement). At December 31, 2009 and 2008, the Company has no freestanding derivative financial instruments that require net cash settlement or give the counterparty a choice of net cash settlement or settlement in shares.

The fair value of these warrants and stock options is determined utilizing the Black-Scholes valuation model. Through August 2005, these warrants were accounted for by the equity method, whereby the fair value of the warrants was charged to additional paid-in capital. During September, 2005, the number of shares of the Company's common stock issued and issuable exceeded the number of shares of common stock the Company had authorized. As the Company no longer had sufficient shares authorized to settle all of our outstanding contracts, this triggered a change in the manner in which the Company accounts for the warrants and stock options. The Company began to account for these warrants and stock options utilizing the liability method. Pursuant to ASC 815-40-15, “If a contract is reclassified from permanent or temporary equity to an asset or a liability, the change in fair value of the contract during the period the contract was classified as equity should be accounted for as an adjustment to stockholders' equity." Accordingly, during the year ended December 31, 2005, the Company charged the amount of $10,374,536 to stockholders' equity. At the same time, the Company changed the way in which it accounts for the beneficial conversion feature of convertible notes payable (see note 8).

The accounting guidance shows that the warrants and stock options which are a derivative liability should be revalued each reporting period. The recorded value of such warrants and stock options can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants and stock options, as well as in the volatility of the stock price during the term used for observation and the term remaining for warrants. During the twelve months ended December 31, 2009 and 2008, the Company recognized a gain of $756,434 and a loss of $582,541, respectively, for the change in the fair value of the warrant liability and recorded the change in operations during the twelve months ended December 31, 2009  and 2008.  During the twelve months ended December 31, 2009 and 2008, the Company recognized a gain of $38,058 and a loss of $27,119, respectively, for the change in the fair value of the stock option liability and recorded these amounts in operations during the twelve months ended December 31, 2009 and 2008.

The Company valued warrants using the Black-Scholes valuation model utilizing the following variables:

	December 31,
	2009	2008
Volatility	302.87% - 386.12%	203.6% - 332.7%
Dividends	$0	$0
Risk-free interest rates	0.18% - 0.43%	0.27-2.41%
Term (years)	0.15 - 5.00	1.15-5.00

The Company valued stock options using the Black-Scholes valuation model utilizing the following variables:

	December 31,
	2009	2008
Black-Scholes model variables:
Volatility	302.87% to 386.12%	203.7% to 332.7%
Dividends	$0	$0
Risk-free interest rates	0.18% -0.43%	0.27% -2.41%
Term (years)	0.15 - 5.00	0.37-5.00

Insufficient Authorized but Unissued Shares of Common Stock

The Company has a potential obligation to issue 805,007,960 and 825,964,600 shares  of common stock upon the conversion of convertible notes and accrued interest, warrants and penalty shares issuable at December 31, 2009 and 2008, respectively.  The Company had 194,638,638 and 183,577,038 shares of common stock outstanding at December 31, 2009 and 2008, respectively, and 500,000,000 shares  of common stock authorized at December 31, 2009 and 2008.   The Company’s potential obligation to issue shares has exceeded its shares authorized by 499,646,598 and 509,541,638 shares at December 31, 2009 and 2008, respectively.  The Company has agreed that it will take the necessary steps to increase its authorized shares once it has 425,000,000 shares outstanding.

13. EMPLOYMENT AGREEMENTS

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

On January 6, 2010, the registrant entered into a new agreement with Mr. Klepfish (note 16).

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

On January 6, 2010, the registrant entered into a new agreement with Mr. Wiernasz (note 16).

14. COMMITMENTS AND CONTINGENCIES

On October 17, 2008, we entered into a three-year lease with Grand Cypress Communities, Inc. for new premises consisting of 4,000 square feet at 3845 Beck Blvd.,  Naples, Florida.  The commencement date of the lease is January 1, 2009.  The annual rent and fees under the lease is approximately $54,000.  The lease provides for a buyout option at the end of the lease with credit towards the purchase price received for the rental payments made during the term of the lease.

At December 31, 2009, commitments for minimum rental payments were as follows:

For the twelve months ended:
December 31, 2010	$54,000
December 31, 2011	54,000
Thereafter	-
Total	$108,000

15. MAJOR CUSTOMER

The Company’s largest customer, US Foodservice, Inc. and its affiliates, accounted for approximately  96% and 97% of total sales in the years ended December 31, 2009 and 2008, respectively.  A contract between our subsidiary, Food Innovations, and USF expires in December 2012.  We believe that although a significant portion of our sales occur through USF and it’s affiliates, the success of the program is less contingent on a contract then on the actual performance and quality of our products.

16. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to December 31, 2009 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through March 26, 2010, the date these financial statements were issued and has disclosed such items in Note 16, “Subsequent Events” herein.

On January 6, 2010, the Company entered into employment agreements with each of Sam Klepfish, its Chief Executive Officer, and Justin Wiernasz, its President.  The agreements are effective as of January 1, 2010 and have a term of three years.  The annual salary under the agreements range from a base of $151,000 in 2010 and can increase to a maximum of $181,000 in 2012, provided certain revenue targets are met.  The agreements also provide for an annual bonus (payable one-half in cash and one-half in shares of the Company’s common stock) ranging from 7% to 50% of the base salary depending upon the amount of incremental year-over-year increase in revenues.  The agreements contain provisions permitting the Company to terminate the executives for “cause” as defined in the agreements as well as restrictions with respect to confidentiality, competition, and solicitation.

The Company’s board of directors, in recognition of the performance of Justin Wiernasz, the Company’s President, awarded him a bonus as follows: eight million stock options, with each option having the right to purchase one share of common stock.  The options, which are exercisable for five years from the date of vesting, vest at a rate of two million options per quarter, on the last day of each quarter of 2010, provided Mr. Wiernasz is still an executive officer of the Company on such date.  The exercise price of each option is an amount equal to a 20% premium to the closing price of the Company’s common stock on the primary market upon which it trades or is quoted on the last trading day of each quarter, but no lower than a price of $0.005 per share. These options will be charged to expense over the vested period.

Subsequent to December 31, 2009, the Company issued an aggregate 4,750,000 shares of common stock for the conversion of notes payable.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.  We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2009 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Subject to the inherent limitations described in the following paragraph, our management has concluded that our internal control over financial reporting was effective as December 31, 2009 at the reasonable assurance level.

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

Name	Age	Position
Sam Klepfish	39	Chief Executive Officer
Justin Wiernesz	44	President
Michael Ferrone	63	Director
Joel Gold	69	Director

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

Z. Zackary Ziakas

Mr. Ziakas was the Chief Operating Officer of Innovative Food Holdings and our subsidiary, Food Innovations, Inc., and held that position from September 2004 through July 2008. From November 2001 through September 2004 Mr. Ziakas was the V.P. of Logistics of our subsidiary Food Innovations. Prior to that Mr. Ziakas was a manager at Mail Boxes Etc.

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

Attendance at Meetings

During 2009 the Board of Directors met one time and all Directors attended the meeting and the Board also took action through written consent another three times.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During 2009, Mr. Klepfish did not file 3 Forms 4 to report the issuance of three convertible notes received in lieu of salary.  In addition, Mr. Weirnasz did not file one Form 4 to report the issuance of options to purchase 8,000,000 shares of common stock; Mr. Gold and Mr. Ferrone did not file two Form 4’s each to report the issuance of options to purchase 8,000,000 shares and 1,000,000 shares of common stock.

ITEM 11. Executive Compensation

The following table sets forth information concerning the compensation for services in all capacities rendered to us for the year ended December 31, 2009, of our Chief Executive Officer and our other executive officers whose annual compensation exceeded $100,000 in the fiscal year ended December 31, 2009, if any. We refer to the Chief Executive Officer and these other officers as the named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Sam Klepfish	2009	$143,500	(a)	$9,100	(b)	$-		$-		$-	$-	$8,642	(c)	$161,242
CEO	2008	$184,000	(d)	$-		$-		$-		$-	$-	$-		$184,000
	2007	$172,577		$-		$-		$-		$-	$-	$-		$172,577

Justin Wiernesz	2009	$135,000		$9,660	(e)	$-		$-		$-	$-	$-		$144,660
President	2008	$114,000		$-		$24,000	(f)	$10,000	(g)	$-	$-	$-		$148,000
	2007	$-		$-		$-		$-		$-	$-	$-		$-

(a)	Consists of $130,000 cash salary paid and an additional $13,500 salary accrued, which is convertible into shares of common stock at the election of Mr. Klepfish at a rate of $0.005 per share.
(b)	Consists of cash portion of $4,550 and 910,000 shares of common stock valued at $0.005 per share.
(c)	Consists of cash payments for health care benefits.
(d)	Consists of $130,000 cash salary paid and an additional $54,000 salary accrued, which is convertible into shares of common stock at the election of Mr. Klepfish at a rate of $0.005 per share.
(e)	Consists of a cash portion of $4,830 and 966,000 shares of common stock valued at a price of $0.005 per share.
(f)	Consists of 3,000,000 shares of common stock to be issued pursuant to an employment agreement. .
(g)	Consists of options to purchase 5,000,000 shares of the Company's common stock at a price of $0.007 per share.

Outstanding Equity Awards at Fiscal Year-End as of December 31, 2009

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Justin Wiernesz	-	8,000,000	(a)	8,000,000	-	(b)	-	(c)	-	-	-	-

(a)	Options vest at the rate of 25% each quarter beginning March 31, 2010.
(b)	Exercise price is a 20% premium to the closing price of the Company’s common stock on the date of vesting, but no lower than a price of $0.005 per share.
(c)	Option term is 5 years from the date of vesting.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joel Gold	-	4,000	(a)	3,997	(b)	-	-	-	7,997
Michael Ferrone	-	4,000	(a)	3,997	(b)	-	-	-	7,997
Sam Klepfish	-	-		-		-	-	-	-

(a)	Consists of 1,000,000 shares of common stock valued at a price of $0.004 per share.
(b)	Consists of 1,000,000 options to purchase shares of common stock at a price of $0.007 per share. These options expire on December 31, 2014.

Employment Agreements

Our subsidiary, Food Innovations, has employment agreements with certain officers and certain employees.  The employment agreements provide for salaries and benefits, including stock grants and extend up to five years.  In addition to salary and benefit provisions, the agreements include defined commitments should the employer terminate the employee with or without cause.

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

OnJanuary 6, 2010 (with an effective date of January 1, 2010), we entered into a three year employment agreement with Sam Klepfish.  The agreement provides for, among other things, (i) average annual salary of $151,000 from January 1, 2010 through December 31, 2010, of which $6,500 shall be accrued until June 20, 2010, and then payable in equal weekly installments until said $6,500 is paid in full by December 31, 2010;  (ii) $165,000 per annum from January 1, 2011 through December 31, 2011, provided, however that the increase of $14,000 shall only take affect if the Company’s gross annual sales for 2010 are at least $7.5 million; and (iii) the lesser of a 10% increase in salary above the salary in 2011 or $181,000 per annum from January 1, 2012 through December 31, 2012, provide, however the increase in 2012 shall only take effect if the Company’s gross annual sales for 2011 are at least $7.5 million.

Mr. Klepfish is also entitled to receive an annual bonus based upon the consolidated aggregate incremental revenues of the Company (payable one-half in cash and one-half in stock) in the range of 7%-50% of salary based upon the registrant meeting certain revenue and gross margin milestones.

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

On January 6, 2010 (with an effective date of January 1, 2010 we entered into a three year employment agreement with Mr. Wiernasz.  The agreement provides for, among other things, (i) average annual salary of $151,000 from January 1, 2010 through December 31, 2010, of which $6,500 shall be accrued until June 20, 2010, and then payable in equal weekly installments until the $6,500 is paid in full by December 31, 2010;  (ii) $165,000 per annum from January 1, 2011 through December 31, 2011, provided, however that the increase of $14,000 shall only take affect if the Company’s gross annual sales for 2010 are at least $7.5 million; and (iii) the lesser of a 10% increase in salary above the salary in 2011 or $181,000 per annum from January 1, 2012 through December 31, 2012, provided, however, the increase in 2012 shall only take effect if the Company’s gross annual sales for 2011 are at least $7.5 million.

Mr. Wiernasz is also entitled to receive an annual bonus based upon the consolidated aggregate incremental revenues of the Company (payable one-half in cash and one-half in stock) in the range of 7%-50% of salary based upon the registrant meeting certain revenue and gross margin milestones.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 8, 2010 with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each Named Officer, and (4) all our directors and executive officers as a group.  Unless otherwise stated, each person listed below uses the Company’s address.  Pursuant to SEC rules, includes shares that the person has the right to receive within 60 days from March 8, 2010.

Name and Address of		Number of Shares	Percent of
Beneficial Owners		Beneficially Owned	Class

Sam Klepfish	(1)	40,935,677	18.2%
Michael Ferrone	(2)	81,595,674	36.7%
Joel Gold	(3)	40,299,519	18.1%
Justin Wiernasz	(4)	7,000,000	3.7%
Joseph DiMaggio Jr.	(5)	14,800,000	8.0%
Christopher Brown	(6)	15,000,000	8.1%
Wally Giakas	(7)	23,676,359	11.4%

All officers and directors as a whole (4 persons)	(8)	169,830,870	55.1%

(1)
Includes 350,000 shares of common stock held by Mr. Klepfish; options to purchase 10,000,000 shares of the Company's common stock, 26,100,000 shares issuable upon the conversion of notes payable; 4,485,677 shares issuable upon the conversion of accrued interest.  Does not include 910,000 shares issuable as of December 31, 2009 as Compensation for services performed in 2009, but not yet issued.  Upon the issuance of these shares, as well as an additional 5,966,000 shares committed by the Company to be issued, Mr. Klepfish will beneficially own 18.0% of the outstanding shares.

(2)
Includes 44,020,000 shares of common stock held by Mr. Ferrone; 15,000,000 shares issuable upon conversion of notes held by of Mr. Ferrone; 9,575,674 shares issuable upon conversion of accrued interest; and options to purchase 13,000,000 shares of the Company's common stock held by Mr. Ferrone.  Does not include 1,000,000 shares to be issued to Mr. Ferrone for services as a board member in 2009, but not yet issued.  Upon the issuance of these shares, as well as an additional 5,876,000 shares committed by the Company to be issued, Mr. Ferrone will beneficially own 36.1% of the outstanding shares.

(3)
Includes 1,920,000 shares of common stock held by Mr. Gold; options to purchase 13,000,000 shares of common stock; 16,000,000 shares issuable upon conversion of notes payable held by Mr.Gold, and an additional 9,379,519 shares issuable upon conversion of accrued interest on notes payable. Also includes 920,000 shares of common stock held by Mr. Gold's spouse. Does not include 1,000,000 shares to be issued to Mr. Gold for services as a board member in 2009, but not yet issued.  Upon the issuance of these shares, as well as an additional 5,876,000 shares committed by the Company to be issued, Mr. Gold will beneficially own 18.0% of the outstanding shares.

(4)
Includes options to purchase 7,000,000 shares of common stock.  Does not include 3,000,000 shares to be issued for services performed in 2008, and 966,000 shares to be issued for services performed in 2009. Upon the issuance of these shares, as well as an additional 3,966,000 shares committed by the Company to be issued, Mr. Wiernasz will beneficially own 5.5% of the outstanding shares.

(5)	Includes 14,800,000 shares of common stock held by Mr. DiMaggio.

(6)	Includes 15,000,000 shares of common stock held by Mr. Brown.

(7)	Includes 16,000,000 shares issuable upon conversion of notes payable, and 7,676,359 shares issuable upon conversion of accrued interest on notes payable.

(8)	Includes 123,540,870 shares underlying options, convertible notes or shares issuable as accrued interest upon outstanding notes. Does not include an aggregate of an additional 6,876,000 shares committed by the Company to be issued. Upon issuance of such shares the group will beneficially own 56.1% of the outstanding shares.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

We have outstanding certain note payable agreements with certain related parties. The information concerning those notes is set forth below:

Note Holder	Relationship	Consideration	Interest Rate	Conversion Price	Principal Balance December 31, 2009	Principal Balance December 31, 2008
Michael Ferrone	Director	Cash	8%	$0.005	75,000	75,000
Joel Gold	Director	Cash	8%	$0.005	50,000	50,000
Joel Gold	Director	Cash	8%	$0.005	25,000	25,000
Joel Gold	Director	Cash	8%	$0.005	25,000	25,000
Lauren M. Ferrone (child of Michael Ferrone)	Child of Director	Cash	8%	$0.005	10,000	10,000
Richard D. Ferrone (child of Michael Ferrone)	Child of Director	Cash	8%	$0.005	10,000	10,000
Christian D. Ferrone (child of Michael Ferrone)	Child of Director	Cash	8%	$0.005	10,000	10,000
Andrew I. Ferrone (child of Michael Ferrone)	Child of Director	Cash	8%	$0.005	10,000	10,000

ITEM 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Bernstein & Pinchuk LLP (“Accountant”) for the audit of our annual consolidated financial statements included in our Forms 10-K: 2009: $36,000;  and 2008: $36,501.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Accountant that are reasonably related to the performance of the audit or review of our consolidated financial statements including our quarterly interim reviews on Form 10-Q and are not reported under Audit Fees above: 2009: $22,500; and 2008: 26,890.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by Accountant: $1,500 for each year, 2009 and 2008.

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

10.9	Employment Agreement with Sam Klepfish dated as of December 31, 2008 ((incorporated by reference to exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2009).

10.10	Employment Agreement with Justin Wiernasz dated as of December 31, 2008 (incorporated by reference to exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2009).

10.11	Employment Agreement with Sam Klepfish dated as of January 6, 2010 (incorporated by reference to exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2010).

10.12	Employment Agreement with Justin Wiernasz dated as of January 6, 2010 (incorporated by reference to exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2010).

14	Code of Ethics (incorporated by reference to exhibit 14 of the Company’s Form 10-KSB/A for the year ended December 31, 2006, filed with the Securities and Exchange Commission on July 31, 2008).

21	Subsidiaries of the Company

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Accounting Officer

32.1	Rule 1350 Certification of Chief Executive Officer

32.2	Rule 1350 Certification of Principal Accounting Officer

  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE FOOD HOLDINGS, INC.

By: /s/ Sam Klepfish
Sam Klepfish,
Chief Executive Officer and Director

Dated: March 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sam Klepfish	CEO and Director	March 26, 2010
Sam Klepfish	(Chief Executive Officer)

/s/ John McDonald	Principal Accounting Officer	March 26, 2010
John McDonald	(Principal Financial Officer)

/s/ Joel Gold	Director	March 26, 2010
Joel Gold

/s/ Michael Ferrone	Director	March 26, 2010
Michael Ferrone