Form 10-Q
period 2010-03-31
INNOVATIVE FOOD HOLDINGS INC
filed 2010-05-13
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.
For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date:  196,985,103 Common Shares outstanding at May 11, 2010.

INNOVATIVE FOOD HOLDINGS, INC.

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
ASSETS	(Unaudited)
Current assets

Cash and cash equivalents	$210,810	$144,765
Accounts receivable, net	492,629	339,206
Loan receivable, net	142,050	143,050
Inventory	34,850	19,075
Other current assets	5,520	6,120

Total current assets	885,859	652,216

Property and equipment, net	34,017	33,698

	$919,876	$685,914

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Accounts payable and accrued liabilities	$830,663	$695,361
Accrued liabilities - related parties	145,085	160,845
Accrued interest, net	572,070	576,933
Accrued interest - related parties, net	175,480	170,144
Notes payable, net of discount	889,481	918,907
Notes payable - related parties	345,500	345,500
Warrant liability	780,569	631,853
Options liability	257,888	144,627
Conversion option liability	2,170,984	1,384,992
Total current liabilities	6,167,720	5,029,162

Note payable - long term portion	40,771	27,718
Total liabilities	6,208,491	5,056,880

Stockholder's deficiency
Common stock, $0.0001 par value; 500,000,000 shares authorized;
210,985,103 shares issued and 196,985,103 shares outstanding at
March 31, 2010; 194,638,638 shares issued and 184,638,638
shares outstanding at December 31, 2009	21,099	19,464
Additional paid-in capital	2,328,572	2,197,413
Accumulated deficit	(7,638,286)	(6,587,843)
Total stockholder's deficiency	(5,288,615)	(4,370,966)

	$919,876	$685,914
 See notes to consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2010	2009

Revenue	$2,307,961	$1,600,675

Cost of goods sold	1,769,726	1,187,694
	538,235	412,981

Selling, general and administrative expenses	541,365	299,136
Total operating expenses	541,365	299,136

Operating profit (loss)	(3,130)	113,845

Other (income) expense:
Interest expense	77,410	111,169
(Gain) loss on extinguishment of debt	-	(222,656)
Fair value of warrants issued in excess of discount on notes	134,216	-
(Gain) Loss from change in fair value of warrant liability	14,500	(710,411)
(Gain) Loss from change in fair value of conversion option liability	821,187	(345,600)
Total other (income) expense	1,047,313	(1,167,498)

Income (Loss) before income taxes	(1,050,443)	1,281,343

Income tax expense	-	-

Net income (loss)	$(1,050,443)	$1,281,343

Net income (loss) per share - basic	$(0.006)	$0.007

Net income (loss) per share - diluted	$(0.006)	$0.002

Weighted average shares outstanding - basic	187,518,559	183,577,038

Weighted average shares outstanding - diluted	187,518,559	670,267,558

See notes to consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$(1,050,443)	$1,281,343
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	7,760	9,550
(Gain) on extinguishment of debt	-	(222,656)
Fair value of common stock issued to consultants	6,000	10,000
Fair value of extension in term of warrants issued to noteholders	134,216	-
Fair value of stock options vested by officers and directors	28,901	-
Amortization of discount on notes payable	13,051	15,632
Amortization of discount on accrued interest	27,880	44,608
Change in fair value of warrant liability	14,500	(710,411)
Change in fair value of option liability	84,360	(87,425)
Change in fair value of conversion option liability	821,187	(345,600)
Changes in assets and liabilities:
Accounts receivable, net	(153,423)	5,698
Inventory and other current assets, net	(15,175)	4,500
Accrued liability and accrued interest - related party, net	(10,424)	34,400
Accounts payable and accrued interest	166,158	(73,726)
Net cash provided by (used in) operating activities	74,548	(34,087)

Cash flows from investing activities:
Principal payments received on loan	1,000	-
Acquisition of property and equipment	(8,079)	(7,540)
Net cash used in investing activities	(7,079)	(7,540)

Cash flows from financing activities:
Principal payments on debt	(1,424)	(1,293)
Net cash used in financing activities	(1,424)	(1,293)

Increase (decrease) in cash and cash equivalents	66,045	(42,920)

Cash and cash equivalents at beginning of period	144,765	160,545

Cash and cash equivalents at end of period	$210,810	$117,625

See notes to consolidated financial statements.

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$286	$358

Taxes	$-	$-

Revaluation of conversion option liability	$821,187	$(345,600)

Revaluation of warrant liability	$14,500	$(710,411)

Revaluation of option liability	$84,360	$(87,425)

Common stock issued for consulting contract	$6,000	$10,000

Extension of the term of warrants held by note holders	$134,216	$-

Conversion of notes payable and accrued interest to common stock	$57,982	$-

Common stock issued in error, to be cancelled	$400	$-

Common stock issued for conversion of notes payable and accrued interest	$-	$-

See notes to consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

Interim Financial Information

The accompanying unaudited interim consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-K for the year ended December 31, 2009. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations to be expected for the full year.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

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

Cost of goods sold

We have included in cost of goods sold all costs which are directly related to the generation of revenue. These costs include primarily the cost of the product plus the shipping costs.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

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

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  Accounts receivable are presented net of an allowance for doubtful accounts of $5,651 and $3,574 at March 31, 2010 and December 31, 2009, respectively.

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

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

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

As of March 31, 2010, the Company’s management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

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

Basic and Diluted Income (Loss) Per Share

In accordance with FASB ASC 260-10-45 (“ASC 260-10-45”, formerly referred to as SFAS No. 128), "Earnings Per Share," the basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders less preferred dividends by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive.

Diluted loss per share was not separately computed for the three months ended March 31, 2010 as the effect would be to reduce loss per share.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Diluted income per shares was computed as follows for the three months ended March 31, 2009:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic income per share	$1,281,343	183,577,038	$0.007

Effect of Dilutive Securities:

Conversion of notes and interest to common stock:
Additional shares reserved for assured conversion		483,690,520
Decrease in interest expense due to assured conversion	110,811
Remove gain on revaluation of conversion option liability	(345,600)

Shares accrued, not yet issued	-	3,000,000

Diluted income per share	$1,046,554	670,267,558	$0.002

Anti-dilutive shares for the three months ended March 31, 2010:

The following warrants and options were not included in fully diluted earnings per share because the effect would have been anti-dilutive:

Warrants:
179,700,000 shares at an exercise price of $0.005 per share; 18,500,000 shares at an exercise price of $0.011 per share; 74,000,000 shares at an exercise price of $0.0115 per share; and 1,000,000 shares at an exercise price of $0.012 per share.

Options:
15,000,000 shares at an exercise price of $0.005 per share; 22,000,000 shares at an exercise price of $0.007 per share; and 6,625,000 shares at an exercise price of $0.0076 per share.

Anti-dilutive shares at March 31, 2009:

The following warrants were not included in fully-diluted income per share because the exercise prices of the warrants were greater than the average market price of the Company's common stock: 180,700,000 shares at an exercise price of $0.005 per share; 18,500,000 shares at an exercise price of $0.011 per share; and 74,000,000 shares at an exercise price of $0.0115 per share.

The following options were not included in fully-diluted income per share because the exercise prices of the options were greater than the average market price of the Company's common stock: 15,000,000 shares at $0.005 per share; 22,000,000 shares at $0.007 per share; and 500,000 shares at $0.50 per share.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Liquidity

As reflected in the accompanying consolidated financial statements, the Company had net loss of $1,050,443 and net income of $1,281,343 for the three months ended March 31, 2010 and 2009, respectively.  This  variance was principally due to non-cash adjustments made concerning the changes in the amount of liabilities related to the values of warrants, stock options, and conversion options rather to differences in actual operating results. The Company had an accumulated deficit of $7,637,286 at March 31, 2010.  In addition, the Company’s current liabilities exceeded its current assets by  $5,281,861 as of March 31, 2010. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash  in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At March 31, 2010 and 2009, trade receivables from the Company’s largest customer amounted to 92% and 95%, respectively, of total trade receivables.  During the three months ended March 31, 2010, over 90% of our revenues came from one customer.

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

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

In August 2005, the Company’s commitments to issue shares of common stock first exceeded its common stock authorized. At this time, the Company began to value its stock options via the liability method of accounting. Pursuant to guidance in ASC 780-10 the cost of these options are valued via the Black-Scholes valuation method when issued, and re-valued at each reporting period.  The gain or loss from this revaluation is charged to compensation expense during the period.  Options expense and gain or loss on revaluation during the three months ended March 31, 2010 and 2009 are summarized in the table below:

	Three Months ended March 31,
	2010	2009
Option expense	$28,901	$-

Gain on revaluation of options	$84,360	$(87,425)

Options outstanding as of December 31, 2009, and changes during the three months ended March 31, 2010 are presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 31, 2009	53,000,000	$ (a)
Granted	10,500,000	(b)
Exercised	-	-
Cancelled/Expired	-	-

Options outstanding at March 31, 2010	63,500,000	$ (c)
Non-vested	19,875,000	(d)
Vested	43,625,000	$0.006

(a) Consists of options to purchase 4,625,000 shares at a price of $0.076 per share; 15,000,000 shares at a price of $0.005 per share; 22,000,000 shares at a price of $0.007 per share; and unvested options to purchase 19,875,000 shares at a price of 120% of the closing market price on the date of vesting.

(b) Consists of options to purchase 2,625,000 shares at a price of $0.076 per share, and unvested options to purchase 7,875,000 shares at a price of 120% of the closing market price on the date of vesting.

(c) Consists of options to purchase 43,625,000 shares at a price of $0.006 per share, plus the shares described in note (d) below.

(d) Consists of unvested options to purchase 19,875,000 shares at a price of 120% of the closing market price on the date of vesting.

Aggregate intrinsic value of options outstanding and options exercisable at March 31, 2010 was $19,500. Aggregate intrinsic value represents the difference between the company's closing stock price on the last trading day of the fiscal period, which was $0.0063 at March 31, 2010, and the exercise price multiplied by the number of options outstanding. The total fair value of options vested was $28,901 and $0 for the three month periods ended March 31, 2010 and 2009.  As of March 31, 2010, options to purchase 19,875,000 shares of common stock are unvested. The exercise price of these options will be 120% of the Company’s stock price on the date of vesting.  These shares would be valued at a total of $124,192 based upon the Company’s stock price at March 31, 2010.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has reported a net loss of $1,050,443 for the three months ended March 31, 2010, and  had an accumulated deficit of  $7,638,286 as of March 31, 2010.  The Company’s net loss for the three months ended March 31, 2010 of  $1,050,443  was generated primarily by non-cash transactions, including non-cash expenses of $14,500 on the revaluation of the warrant liability, $821,187 for the revaluation of the conversion option liability, and $134,216 for the value of the discount on the convertible notes payable in excess of the fair value of the convertible notes payable. The Company cannot be certain that anticipated revenues from operations will be sufficient to satisfy its ongoing capital requirements.  Management believes the Company will generate sufficient capital from operations and from debt and equity financing in order to satisfy current liabilities in the succeeding twelve months.  Management’s belief is based on the Company’s operating plane, which in turn is based on assumptions that may prove to be incorrect.  If the Company’s financial resources are insufficient the Company may require additional financing in order to execute its operating plan and continue as a going concern.  The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations. The Company has not made any adjustments to the financial statements which would be necessary should the Company not be able to continue as a going concern.

Significant Recent Accounting Pronouncements

In March 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11, which is included in the Codification under ASC 815.  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance became effective for the Company’s interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which is included in the Codification under ASC 855, Subsequent Events (“ASC 855”).  This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, which is included in the Codification under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”).  This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements.  The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and became effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

3. ACCOUNTS RECEIVABLE

At March 31, 2010 and December 31, 2009, accounts receivable consists of:

	March 31, 2010	December 31, 2009
Accounts receivable from customers	$498,280	$342,780
Allowance for doubtful accounts	(5,651)	(3,574)
Accounts receivable, net	$492,629	$339,206

4.  LOAN RECEIVABLE

The balance of loan receivable consisted of a loan to Pasta Italiana, Inc. (“Pasta”) in the net carrying amount of $142,050 at March 31, 2010 and $143,050 at December 31, 2009, respectively.  This note bears interest at the rate of 15% per annum, payable in shares of Pasta stock.  The loan was renegotiated during the twelve months ended December 31, 2008, and resulted in the Company recognizing an impairment to the loan in the amount of $142,124, which was charged to operations during the year ended December 31, 2008.  This impairment was based upon the renegotiated principal and interest amount due the Company.  At March 31, 2010, $142,050 of the amount due is classified as a current asset, and $0 is classified as a long-term asset. At December 31, 2009, $143,050 was classified as a current asset, and $0 is classified as a long-term asset.

5. INVENTORY

Inventory consists of molecular gastronomy products, honey, and meat glue which is warehoused in Naples, Florida; and prepaid Kobe products held by our meat vendors.

6. PROPERTY AND EQUIPMENT

A summary of property and equipment at March 31, 2010 and December 31, 2009, is as follows:

	March 31, 2010	December 31, 2009
Computer equipment	$314,173	$305,794
Furniture and fixtures	67,298	67,298
	381,471	373,092
Less accumulated depreciation and amortization	(347,454)	(339,394)
Total	$34,017	$33,698

Depreciation and amortization expense amounted to $7,760 and $9,550, respectively, for the three months ended March 31, 2010 and 2009.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
Trade payables	$820,454	$689,075
Accrued payroll and commissions	10,209	6,286
	$830,663	$695,361

At March 31, 2010 and December 31, 2009, accrued liabilities to related parties in the amount of $145,085 and $160,845, respectively, consisted of accrued payroll and payroll related benefits.

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

During the three months ended March 31, 2010 and 2009, the amounts of $33,617, and $51,146, respectively, were credited to additional paid-in capital as a discount on convertible interest. The aggregate amount of discounts on convertible interest charged to operations during the three months ended March 31, 2010 and 2009 was $27,880 and $44,608, respectively.

At March 31, 2010 and December 31, 2009, the Company has the following accrued interest on its balance sheet:

March 31, 2010:	Gross	Discount	Net
Non-related parties	$612,290	$(40,220)	$572,070
Related parties	175,480	-	175,480
Total	$787,770	$(40,220)	$747,550

December 31, 2009:	Gross	Discount	Net
Non-related parties	$611,416	$(34,483)	$576,933
Related parties	170,144	-	170,144
Total	$781,560	$(34,483)	$747,077

Certain of the accrued interest is convertible in to shares of the Company’s common stock at prices ranging from $0.005 to $0.010 per share. At March 31, 2010, convertible accrued interest was $754,477 which is convertible into 147,564,680 shares of common stock; at December 31, 2009, convertible accrued interest was $749,055 which was convertible into 146,559,160 shares of common stock.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

9. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

March 31, 2010	December 31, 2009
Convertible note payable in the original amount of $350,000 to Alpha Capital Aktiengesselschaft (“Alpha Capital”), dated February 25, 2005. This note consists of $100,000 outstanding under a previous note payable which was cancelled on February 25, 2005, and $250,000 of new borrowings. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities. This note entered technical default status on May 16, 2005. The note originally carried interest at the rate of 8% per annum, and was due in full on February 24, 2007. Upon default, the note’s interest rate increased to 15% per annum, and the note became immediately due. During the three months ended June 30, 2009, the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $250,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a conversion price of $0.005 per share. Interest in the amount of $6,805  and $12,760 was accrued on this note during the three months ended March 31, 2010 and 2009, respectively. During the twelve months ended December 31, 2006 the note holder converted $5,000 into shares of common stock. During the twelve months ended December 31, 2006 the holder of the note converted $27,865 of accrued interest into common stock. This note is past due at December 31, 2008. The noteholder has agreed to extend the maturity date of this note until January 1, 2010. This note was past due at March 31, 2010.
$345,000	$345,000

Convertible note payable in the original amount of $100,000 to Joel Gold, a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible by the holder into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $100,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004 and 2005. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share. Interest in the amount of  $493 was accrued on this note during the three months ended March 31, 2010 and 2009.   During the twelve months ended December 31, 2006, $75,000 of the principal amount was converted into common stock. This note was past due at March 31, 2010  and December 31, 2008.
25,000	25,000

Convertible note payable in the original amount of $85,000 to Briolette Investments, Ltd, dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on March 11, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $85,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006.  On December 21, 2006, this note was transferred to Whalehaven Capital Fund, Ltd. (“Whalehaven”).  Accrued interest is convertible by the holder into common stock of the Company at a price of $0.005 per share. Interest in the amount of  $749 was accrued on this note during the three  months ended March 31, 2010 and 2009. During the twelve months ended December 31, 2005, the note holder converted $44,000 of the note payable into common stock. During the twelve months ended December 31, 2006, the Company made a $3,000 cash payment on the principal amount of the note. During the year ended December 31, 2009, the noteholder agreed to extend the maturity date to February 15, 2010.  This note was past due at March 31, 2010.
38,000	38,000

Convertible note payable in the amount of $80,000 to Brown Door, Inc., dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on March 11, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $80,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share. Interest in the amount of $1,579 was accrued on this note during the three months ended March 31, 2010 and 2009.   This note was past due at March 31, 2010  and December 31, 2009.
80,000	80,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

March 31, 2010	December 31, 2009
Convertible note payable in the amount of $50,000 to Whalehaven dated February 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisites numbers of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities. This note is in technical default as of May 16, 2005. The note originally carried interest at the rate of 8% per annum, and was due in full on February 24, 2007. Upon default, the note’s interest rate increased to 15% per annum, and the note became due immediately. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in May, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $789  and $1,480 was accrued on this note during the three  months ended March 31, 2010 and 2009, respectively. During the twelve months ended December 31, 2006, $10,000 of principal and $589 of accrued interest was converted into common stock. This note is past due at December 31, 2008. During the year ended December 31, 2009, the noteholder agreed to extend the maturity date to February 15, 2010. This note was past due at March 31, 2010.
40,000	40,000

Convertible note payable in the amount of $50,000 to Oppenheimer & Co.,  Custodian for Joel Gold IRA, a related party, dated March 14, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of  $987 was accrued on this note during the three months ended March 31, 2010 and 2009.   This note was past due at March 31, 2010 and December 31, 2009.
50,000	50,000

Convertible note payable in the original amount of $30,000 to Huo Hua dated May 9, 2005. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005 and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of  $395 was accrued on this note during the three months ended March 31, 2010 and 2009.  During the twelve months ended December 31, 2006, the note holder converted $10,000 of principal into common stock. This note was past due at March 31, 2010 and December 31, 2009.
20,000	20,000

Convertible note payable in the amount of $25,000 to Joel Gold a board member and related party, dated January 25, 2005. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on January 25, 2007. The note is convertible into common stock of the Company at a conversion of $0.025 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005, 2006, and 2007. Accrued interest is convertible into common stock of the Company at a price of $0.025 per share. Interest in the amount of  $493 was accrued on this note during the three months ended March 31, 2010 and 2009. This note was past due at March 31, 2010 and December 31, 2009.
25,000	25,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

March 31, 2010	December 31, 2009
Convertible note payable in the amount of $25,000 to The Jay & Kathleen Morren Trust dated January 25, 2005. The note bears interest at the rate of 6% per annum, has no provisions for a default or past due rate and was due in full on January 25, 2007. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005, 2006, and 2007. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $369 was accrued on this note during the three months ended March 31, 2010 and 2009.  This note was past due at March 31, 2010 and December 31, 2009.
25,000	25,000

Convertible note payable in the amount of $10,000 to Lauren M. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.01 per share . A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $197 was accrued on this note during the three months ended March 31, 2010 and 2009.  This note was past due at March 31, 2010 and December 31, 2009.
10,000	10,000

Convertible note payable in the amount of $10,000 to Richard D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $197 was accrued on this note during the three months ended September 30, 2009, and 2008. This note was past due at March 31, 2010 and December 31, 2009.
10,000	10,000

Convertible note payable in the amount of $10,000 to Christian D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $197 was accrued on this note during the three months ended March 31, 2010 and 2009.  This note was past due at March 31, 2010 and December 31, 2009.
10,000	10,000

Convertible note payable in the amount of $10,000 to Andrew I. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $197 was accrued on this note during the three months ended March 31, 2010 and 2009.  This note was past due at March 31, 2010 and December 31, 2009.
10,000	10,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

March 31, 2010	December 31, 2009
Convertible note payable in the amount of $8,000 to Adrian Neilan dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and is due in full on October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $8,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $157 was accrued on this note during the three months ended March 31, 2010 and 2009.   This note was past due at March 31, 2010 and December 31, 2009.
8,000	8,000

Convertible note payable in the amount of $5,000 to Matthias Mueller dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $5,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $99 was accrued on this note during the three months ended March 31, 2010 and 2009.  This note was past due at March 31, 2010 and December 31, 2009.
5,000	5,000

Convertible note payable in the amount of $120,000 to Alpha Capital dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities. This note is in technical default as of November 13, 2005. The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $120,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $1,836 and $4,439 was accrued on this note during the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010, the noteholder converted principal in the amount of $20,000 into  common stock.  During the twelve months ended December 31, 2009, the  noteholder  agreed to extend the maturity date of this note until January 1, 2010.  This note was past due at March 31, 2010.
100,000	120,000

Convertible note payable in the amount of $30,000 to Whalehaven Capital dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities. This note was in technical default as of November 13, 2005. The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $592 and $1,109 was accrued on this note during the three months ended March 31, 2010 and 2009, respectively.   During the year ended December 31, 2009, the noteholder agreed to extend the maturity date until February 15, 2010. This note was past due at March 31, 2010.
30,000	30,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

March 31, 2010	December 31, 2009
Convertible note payable in the original amount of $25,000 to Asher Brand, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities. This note was in technical default as of November 13, 2005. The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. The note is convertible into common stock of the Company at a conversion of $0.005 per share . A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $362  was accrued on this note during the three months ended March 31, 2010 and 2009.   During the twelve months ended December 31, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock, and during the twelve months ended December 31, 2008, the holder of the note converted an additional $3,000 of principal into common stock. During the twelve  months ended December 31, 2009, , the holder converted $2,000 of principal and $1,058 of accrued interest into common stock.  During the three months ended March 31, 2010, the holder converted $3,000 of principal and $1,043 of accrued interest into common stock. The noteholder has agreed to extend the maturity date of this note until January 1, 2010.   This note was past due at March 31, 2010.
15,000	18,000

Convertible note payable in the original amount of $25,000 to Momona Capital, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities. This note was in technical default at November 13, 2005. The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $309 and $665 was accrued on this note during the three months ended March 31, 2010 and 2009,  respectively. During the twelve months ended December 31, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock, and during the twelve months need December 31, 2008, the holder of the note converted an additional $5,000 principal into common stock.  During the three months ended March 31, 2010, the holder of the note converted $5,000 of principal into common stock. In April 2009, the noteholder agreed to extend the maturity date of this note until January 1, 2010.  This note was past due at March 31, 2010.
13,000	18,000

Convertible note payable in the amount of $10,000 to Lane Ventures dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities. This note was in technical default at November 13, 2005. The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $119 and $221 was accrued on this note during the three months ended March 31, 2010 and 2009,  respectively. During the twelve months ended December 31, 2006, the holder of the note converted $4,000 of principal and $1,467 of accrued interest into common stock. In April 2009, the noteholder has agreed to extend the maturity date of this note until January 1, 2010.  This note  was past due at March 31, 2010.
6,000	6,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

March 31, 2010	December 31, 2009
Note payable in the amount of $120,000 to Alpha Capital, dated February 7, 2006. The note originally carried interest at the rate of 15% per annum, and was originally due in full on February 7, 2007. The Company was not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. During the three months ended September 30, 2007, the Company extended the due date of the notes one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholders to convert the notes and accrued interest into common stock of the Company at a rate of $0.005 per share. This note entered technical default on October 31, 2007. The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $95,588 and amortized this discount to interest expense when the note entered default status in October 2007. In January 2009, the Company extended this note to April 16, 2009. As consideration for the extension of this notes, the Company issued five-year warrants as follows: warrants to purchase 24,000,000 shares of common stock at $0.0115 per share; 6,000,000 shares of common stock at $0.011 per share; and 2,400,000 shares of common stock at $0.005 per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $126,465. This transaction was accounted for as an extinguishment of debt, and a loss of $126,465 was charged to operations during the twelve months ended December 31, 2008. Interest in the amount of $4,439 and $6,187 was accrued on this note during the three months ended March 31, 2010 and 2009. In April 2009, the noteholder agreed to extend this note to April 1, 2009.  This note was past due at March 31, 2010 and December 31, 2009.
120,000	120,000

Note payable in the amount of $30,000 to Whalehaven Capital dated February 7, 2006. The note originally carried interest at the rate of 15% per annum, and was due in full on February 7, 2007. The Company was not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable. During the three months ended September 30, 2007, the Company extended the due date of the notes one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholders to convert the notes and accrued interest into common stock of the Company at a rate of $0.005 per share. This note entered technical default on October 31, 2007. The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $23,897 and amortized this discount to interest expense when the note entered default status in October 2007. On January 2009, the Company extended this note to April 16, 2009. As consideration for the extension of this notes, the Company issued five-year warrants as follows: warrants to purchase 6,000,000 shares of common stock at $0.0115 per share; 1,500,000 shares of common stock at $0.011 per share; and 600,000 shares of common stock at $0.005 per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $31,616. This transaction was accounted for as an extinguishment of debt, and a loss of $31,616 was charged to operations during the twelve months ended December 31, 2008. Interest in the amount of $1,134 and $1,480 was accrued on this note during the three months ended March 31, 2010 and 2009, respectively.  In April 2009, the noteholder agreed to extend this note to February 15, 2010. This note was past due at March 31, 2010.
30,000	30,000

Note payable in the amount of $75,000 to Michael Ferrone, dated August 2, 2004. The note bears interest at the rate of 8% per annum, and was due in full on February 2, 2005. On September 30, 2008, this note was extended to December 31, 2009 in exchange for adding a convertibility feature to the note. This feature allows for conversion to common stock at a price of $0.005 per share. The Company valued this beneficial conversion feature at the amount of $89,945 using the Black-Scholes valuation model. $75,000 of this amount was charged to discount on the note; $4,001 of this discount was amortized to interest expense during the year ended December 31, 2008. During the three and six months ended June 30, 2009, $9,477 and $14,220 was amortized to interest expense, respectively. Interest in the amount of $0 1,479 and $1,480 was accrued on this note during the three months ended March 31, 2010 and 2009, respectively.  This note was past due at March 31, 2010.
75,000	75,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

March 31, 2010	December 31, 2009
 Note payable in the amount of $10,000 to Alpha Capital, dated May 19, 2006. The note originally carried interest at the rate of 15% per annum, and was originally due in full on November 19, 2006. The Company is not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at February 20 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. During the three months ended September 30, 2007, the Company extended the due date of the notes one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholders to convert the notes and accrued interest into common stock of the Company at a rate of $0.005 per share. This note entered technical default on October 31, 2007. The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $7,966 and amortized this discount to interest expense when the note entered default status in October 2007. On March 12, 2008, the Company extended this note to March 4, 2009. As consideration for the extension of this notes, the Company issued five-year warrants as follows: warrants to purchase 2,000,000 shares of common stock at $0.0115 per share; 500,000 shares of common stock at $0.011 per share; and 200,000 shares of common stock at $0.005 per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $10,539. This transaction was accounted for as an extinguishment of debt, and a loss of $10,539 was charged to operations during the twelve months ended December 31, 2008. Interest in the amount of $369 and $493 was accrued on this note during the three months ended March 31, 2010 and 2009, respectively. The noteholder agreed to extend the maturity date of this note until January 1, 2010.  This note was past due at March 31, 2010.
10,000	10,000

Twenty-nine convertible notes payable in the amount of $4,500 each to Sam Klepfish, the Company’s CEO and a related party, dated the first of the month beginning on November 1, 2006. Pursuant to the Company’s employment agreement with Mr. Klepfish, the amount of $4,500 in salary is accrued each month to a note payable. These notes bear interest at the rate of 8% per annum and have no due date. These notes and accrued interest are convertible into common stock of the Company at a rate of $0.005 per share. Beneficial conversion features in the aggregate amount of $9,000 for the year ended December 31, 2006, $39,190 for the year ended December 31, 2007, $58,464 for the year ended December 31, 2008, and $8,100 for the three months ended March 31, 2009 were calculated using the Black-Scholes valuation model. Since these notes are payable on demand, the value of these discounts were charged immediately to interest expense. Interest in the aggregate amount of $2,5758 and $1,933 was accrued on these notes during the three months ended March 31, 2010 and 2009, respectively.
130,500	130,500

Note payable in the original amount of $25,787 to Microsoft Corporation dated May 3, 2006. The note bears interest at the rate of 9.7% per annum, and is payable in 60 monthly payments of $557 beginning October 1, 2006. Interest in the amount of $316 and $441 was capitalized to this note during the three months ended September 30, 2009 and 2008, respectively. Interest in the amount of $1,044 and $1,410 was capitalized to this note during the nine months ended September 30, 2009 and 2008, respectively. Principal and interest in the amounts of $1,672 and $1,293 were paid on this note during the three months ended  March 31, 2010 and 2009, respectively.
9,299	10,723

Convertible note payable in the amount of $200,000 to Alpha Capital, dated December 31, 2008. This note bears interest at the rate of 8% per annum, and is due in full on December 31, 2011. Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share. Also issued with this note are warrants to purchase 40,000,000 shares of the Company’s common stock at a price of $0.005 per share. The Company calculated a discount to the note in the amount of $200,000, and recorded $9,261 and $11,577 amortization for this discount during the three months ended March 31, 2010. Interest in the aggregate amount of $3,629 and $3,945 was accrued on this note during the three months ended March 31, 2010 and 2009, respectively. During the twelve months ended December 31, 2009,  the Company made an $8,000 payment on the principle of this note.
184,000	184,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

March 31, 2010	December 31, 2009
Convertible note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $230,000 to Alpha Capital, dated January 1, 2009. This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011. Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share. The Company calculated a discount to the note in the amount of $230,000, and recorded $3,164 and $6,483 amortization for this discount during the three and nine months ended September 30, 2009, respectively. Interest in the aggregate amount of $4,538 and $4,487 was accrued on this note during the three months ended March 31, 2010 and 2009, respectively.
230,000	230,000

Convertible note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $38,000 to Whalehaven Capital, dated January 1, 2009. This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011. Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share. The Company calculated a discount to the note in the amount of $38,000, and recorded $523 and $1,071 amortization for this discount during the three months ended March 31, 2010.  Interest in the aggregate amount of $1,405 and $1,389 was accrued on this note during the three months ended March 31, 2010 and 2009, respectively.
38,000	38,000

Convertible note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $25,310 to Asher Brand, dated January 1, 2009. This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011. Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share. The Company calculated a discount to the note in the amount of $25,310, and recorded $348 of amortization for this discount during the three  months ended March 31, 2010. Interest in the aggregate amount of $499 and $493 was accrued on this note during the three months ended March 31, 2010 and 2009, respectively.
25,310	25,310

Convertible note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $25,310 to Momona Capital, dated January 1, 2009. This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011. Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share. The Company calculated a discount to the note in the amount of $25,310, and recorded $348 of amortization for this discount during the three months ended March 31, 2010. Interest in the aggregate amount of $499 and $493 was accrued on this note during the three months ended March 31, 2010 and 2009, respectively.
25,310	25,310

Convertible note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $10,124 to Lane Ventures, dated January 1, 2009. This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011. Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share. The Company calculated a discount to the note in the amount of $10,124, and recorded $139 and $285 amortization for this discount during the three and nine months ended September 30, 2009, respectively. Interest in the aggregate amount of $200 and $198 was accrued on this note during the three months ended March 31, 2010 and 2009, respectively.
10,124	10,124
$1,752,543	$1,781,967

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

	Note	Unamortized	Net of
March 31, 2010:	Amount	Discounts	Discount
Notes payable - current portion	$985,481	$(96,000)	$889,481
Notes payable - related parties, current portion	345,500	-	345,500
Notes payable - maturity in the year 2011	421,560	(380,789)	40,771
Total	$1,752,541	$(476,789)	$1,275,752

	Note	Unamortized	Net of
December 31, 2009:	Amount	Discounts	Discount
Notes payable - current portion	$1,014,907	$(96,000)	$918,907
Notes payable - related parties, current portion	345,500	-	345,500
Notes payable - maturity in the year 2011	421,560	(393,842)	27,718
Total	$1,781,967	$(489,841)	$1,292,126

	Three months ended
	March 31,
	2010	2009
Discount on Notes Payable amortized to interest expense:	$33,617	$51,146

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

At March 31, 2010 and December 31, 2009, the Company had outstanding   $1,743,244  and $1,771,244 in principal, respectively, of various convertible notes with embedded conversion options accounted for as free standing derivative financial instruments in accordance with ASC 815-10-05 and ASC 815-40-05 .   The fair value of these embedded conversion options was $2,170,984 and $1,384,992 at March 31, 2010 and December 31, 2009, respectively.  The fair value of these embedded conversion options were estimated at March 31, 2010 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.20%; expected dividend yield of 0%; expected option life  of 10; and volatility of 239%.  The fair value of these embedded conversion options were estimated at December 31, 2009 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.20%; expected dividend yield of 0%; expected option life  of 10; and volatility of 302.87%.  The expected term of 10 years was used for all notes in both periods because several of the notes are currently or have been in default, and accordingly the term of the note is deemed not relevant as a variable for the Black-Scholes calculation.  The Company revalues the conversion options at each reporting period, and charges any change in value to operations. During the three months ended March 31, 2010 and 2009, the Company recorded a loss of $821,187 and a gain of $345,600, respectively, due to the change in value of the conversion option liability.  If all convertible options were converted, 344,648,800 additional shares would be issueable.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

When convertible notes payable are satisfied by payment or by conversion to equity, the Company revalues the related conversion option liability at the time of the payment or conversion.  The conversion option liability is then relieved by this amount, which is charged to additional paid-in capital.  During the three months ended March 31, 2010 and 2009, a conversion option in the amount of $35,195 and $0, respectively, was transferred from liability to equity due to the conversion or payment of the related convertible notes payable.

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

During the year ended December 31, 2008, the Company negotiated the further extension of these three notes payable in the aggregate amount of $160,000.  As consideration for the new extension, the Company provided warrants to purchase an aggregate 43,200,000 shares of common stock.  The Company valued these warrants at the date of issuance via the Black-Scholes valuation method at $168,620.  The value of these warrants are considered a component of the 10% present value calculation under ASC 470-50-40. The Company accounted for this transaction as an extinguishment of debt, and recorded a loss on extinguishment in the amount of $168,620.  This amount was charged to operations during the year ended December 31, 2008.

During the year ended December 31, 2009, the Company negotiated further extensions of its notes payable in the aggregate amount of $587,000.  The Company extended the maturity dates to January 1, 2010.These notes, along with two additional notes payable in the aggregate amount of $150,000, contained certain provisions for a default interest rate.  The Company negotiated an agreement with the noteholders and the noteholders have agreed to the original interest rate of 8% per annum.

Also during the year ended December 31, 2009, the Company negotiated the extension of its notes payable in the aggregate amount of $138,000.  The Company extended the maturity date of these notes until February 15, 2010.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
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

The Company values embedded conversion features utilizing the Black-Scholes valuation model.  Conversion options are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to operations other (income) expense during the period.  The following table illustrates certain key information regarding our conversion option  valuation assumptions for the three months ended March 31, 2010 and 2009:

	March 31,
	2010	2009
Number of options outstanding	344,648,800	350,748,800
Value at March 31,	$2,170,984	$1,141,244
Number of options issued during the period	-	69,348,800
Value of options issued during the period	$-	$338,576
Number of options exercised or underlying
notes paid during the period	5,600,000	-
Value of options exercised or underlying
notes paid during the period	$35,195	$-
Revaluation gain (loss) during the period	$(821,187)	$(345,600)

Black-Scholes model variables:
Volatility	239.32 – 266.73%	364,6%
Dividends	-	-
Risk-free interest rates	0.20%	0.43%
Term (years)	10.00	10

10. INCOME TAXES

Deferred income taxes result from the temporary differences arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, and an accumulation of Net Operating Loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $2,400,000,  which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through March 31, 2010, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at March 31, 2010.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.   In the event of  significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal and state income tax rates to income from continuing operations before income taxes is as follows:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Computed “expected” income tax expense at approximately 34%	$(284,000)	$437,000

Increase (decrease) in valuation allowance	284,000	(437,000)

The valuation allowance is primarily composed of the net operating loss of the Company.

11. EQUITY

Common Stock

During the three months ended March 31, 2010, the Company issued 4,000,000 shares of common stock to a note holder for the conversion of $20,000 of accrued interest of a convertible note.

During the three months ended March 31, 2010, the Company issued 5,787,899 shares of common stock to a note holder for the conversion of $20,000 of principal of a convertible note payable.

During the three months ended March 31, 2010, the Company issued 808,566 shares of common stock to a note holder for the conversion of $3,000 of principal and $1,043 of accrued interest on a convertible note payable.

During the three months ended March 31, 2010, the Company issued 1,000,000 shares of common stock to a note holder for the conversion of $5,000 of principal on a convertible note payable.

During the three months ended March 31, 2010, the Company issued 750,000 shares of common stock to a consultant for  services.  The fair value of these shares in the amount of $6,000 was charged to operations during the three months ended March 31, 2010.

During the three months ended March 31, 2010, the Company issued 4,000,000 shares in error due to duplication of shares of common stock issued to a note holder for conversion.  The Company will return these shares for cancellation.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Warrants

During the three months ended March 31, 2010, the Company entered into an agreement whereby they expiration date of 132,000,000 warrants that were set to expire of February 24, 2010, were extended to April 7, 2010.  The extension of the expiration date resulted in an additional expense of $134,216, which was charged to operations during the three months ended March 31, 2010.

The following table summarizes the significant terms of warrants outstanding at March 31, 2010. These warrants may be settled in cash or via cashless conversion into shares of the Company’s common stock at the request of the warrant holder. These warrants were granted as part of a financing agreement:

Range of exercise prices	Number of warrants outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding warrants	Number of warrants exercisable	Weighted average exercise price of exercisable warrants
$0.0050	179,700,000	0.90	$0.0050	179,700,000	$0.0050

$0.0110	18,500,000	1.49	$0.0110	18,500,000	$0.0110

$0.0120	1,000,000	3.46	$0.0120	-	$-

$0.0115	74,000,000	1.49	$0.0115	74,000,000	$0.0115
	273,200,000	1.11	$0.072	272,200,000	$0.071

 Transactions involving warrants are summarized as follows:

	Number of warrants	Weighted Average Exercise Price
Warrants exercisable at December 31, 2009	273,200,000	$0.008

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Warrants outstanding at March 31, 2010	273,200,000	$0.007

Exercisable	272,200,000	$0.007
Not exercisable	1,000,000	$0.012

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

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

In January 2008, the Company agreed to issue 5,000,000 options with five year terms to purchase additional shares of common stock to each of the Company’s three directors and the Company’s President pursuant to a board resolution for services performed (a total of 20,000,000 options). The options were issued in January 2008.  Compensation cost was recognized via the straight-line attribution method and expensed to operations during the year ended December 31, 2008.

In December 2009, the Company agreed to issue 1,000,000 options with a five year term to purchase additional shares of the Company’s common stock to each of the Company’s two non-employee directors pursuant to a board resolution for services performed during the year ended December 31, 209.  The fair value of   these shares in the amount of $7,993 was charged to operations during the year ended December 31, 2009.

Also, in December 2009, the Company agreed to issue 8,000,000 options with a five year terms to purchase additional shares of common stock to each of the non-employee directors for services related to the year ended December 31, 2010.  These options vest at a rate of 25% each quarter beginning March 31, 2010 and have exercise prices equal to the closing price of the Company’s common stock on the vesting date plus a 20% premium, but no lower than $0.005 per share.

In January 2010, the Company issued 8,000,000 options with a five year term to purchase additional shares of common stock to an officer.  These options vest 2,000,000 per quarter beginning with the quarter ended March 31, 2010 and have exercise prices equal to the closing price of the Company’s common stock on the vesting date plus a 20% premium, but no lower than $0.005 per share.  During the three months ended March 31, 2010, 2,000,000 options vested under this agreement.

In January 2010, the Company issued 2,500,000 options with a five year term to purchase additional shares of common stock to an officer.  These options vest 625,000 per quarter beginning with the quarter ended March 31, 2010 and have exercises prices equal to the closing price of the Company’s common stock on the vesting date plus a 20% premium, but no lower than $0.005 per share.  During the three months ended March 31, 2010, 625,000 options vested under this agreement.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
The following table summarizes the changes outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

				Weighted		Weighted
			Weighted	average		average
			average	exercise		exercise
Range of		Number of	remaining	price of	Number of	price of
exercise		options	contractual	outstanding	options	exercisable
prices		outstanding	life (years)	options	exercisable	options
$-	(1)	19,875,000	-	-	-	-

$0.005		15,000,000	1.64	$0.005	15,000,000	$0.005

$0.007		22,000,000	3.16	$0.007	22,000,000	$0.007

$0.008		6,625,000	5.00	0.008	6,625,000	0.008

		63,500,000	3.27	$0.009	43,625,000	$0.006

(1) These options are issued, but vest on a quarterly basis beginning with the quarter ended March 31, 2010.  The warrants have five year terms and an exercise price al to the closing price of the Company’s common stock on the vesting date plus a 20% premium, but no lower than $0.005 per share.

Transactions involving stock options are summarized as follows:

		Weighted Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 31, 2009	53,000,000	$-

Granted	10,500,000	-
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at March 31, 2010	63,500,000	$-
Exercisable	43,625,000	$0.006
Non-exercisable	19,875,000	$-

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Accounting for warrants and stock options

The Company accounts for the issuance of common stock purchase warrants, stock options, and other freestanding derivative financial instruments in accordance with the provisions of FASB ASC 815-40-15 (“ASC 815-40-15” and formerly referred to as EITF 00-19). Based on the provisions of ASC 815-40-05  the Company classifies, as equity, any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contract that (i) require net-cash or (ii) give the counterparty a choice of net-cash settlement in shares (physical or net-share settlement). At March 31, 2010  and 2009, the Company had  no freestanding derivative financial instruments that require net cash settlement or give the counterparty a choice of net cash settlement or settlement in shares.

The fair value of these warrants and stock options is determined utilizing the Black-Scholes valuation model. Through August 2005, these warrants were accounted for by the equity method, whereby the fair value of the warrants was charged to additional paid-in capital. During September, 2005, the number of shares of the Company's common stock issued and issuable exceeded the number of shares of common stock the Company had authorized. As the Company no longer had sufficient shares authorized to settle all of our outstanding contracts, this triggered a change in the manner in which the Company accounts for the warrants and stock options. The Company began to account for these warrants  and stock options utilizing the liability method. Pursuant to ASC 815-40-05 ,"If a contract is reclassified from permanent or temporary equity to an asset or a liability, the change in fair value of the contract during the period the contract was classified as equity should be accounted for as an adjustment to stockholders' equity." Accordingly, during the year ended December 31, 2005, the Company charged the amount of $10,374,536 to stockholders' equity. At the same time, and from that time on, the Company changed the way in which it accounts for the beneficial conversion feature of convertible notes payable (see note 8).

The accounting guidance states that the warrants and stock options which are a derivative liability should be revalued each reporting period. The recorded value of such warrants and stock options can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants and stock options, as well as in the volatility of the stock price during the term used for observation and the term remaining for warrants. During the three months ended March 31, 2010 and 2009, the Company recognized a loss of $14,500 and a gain of $710,411, respectively, for the change in the fair value of the warrant liability and recorded the gains and losses in operations during the three months ended March 31, 2010  and 2009.

The Company valued warrants using the Black-Scholes valuation model utilizing the following variables:

	March 31,	December 31,
	2010	2009
Volatility	239.32-266.73%	302.87-386.12%
Dividends	$-	$-
Risk-free interest rates	0.20%	0.18-0.43%
Term (years)	0.02-5.00	0.15 - 5.00

The Company valued stock options using the Black-Scholes valuation model utilizing the following variables:

	March 31,	December 31,
	2010	2009
Volatility	239.32-266.73%	302.87-386.12%
Dividends	$-	$-
Risk-free interest rates	0.20%	0.18-0.43%
Term (years)	0.02-5.00	0.15 - 5.00

Insufficient Authorized but Unissued Shares of Common Stock

The Company has a potential obligation to issue   807,038,480 and  788,793,920 shares  of common stock upon the conversion of convertible notes and accrued interest, warrants and penalty shares issuable at March 31, 2010, and 2009, respectively.  The Company  had 210,985,103 and 188,577,038   shares  of common stock outstanding at March 31, 2010,  and 2009, respectively, and  500,000,000 shares  of common stock authorized at March 31, 2010,  and 2009.   The Company has exceeded its shares authorized by  518,019,583  and 477,370,958 shares  at March 31, 2010 and 2009, respectively.

12. SUBSEQUENT EVENT

The Company has evaluated events subsequent to March 31, 2010 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were issued and has disclosed such items herein; On April 7, 2010, the registrant entered into an Extension Agreement with Whalehaven Capital Fund Limited (“Whalehaven”), Alpha Capital Anstalt (“Alpha”), Asher Brand, Momona Capital, and Lane Ventures, Inc., all of whom are currently holders of convertible notes issued by the registrant, certain of which are past due, and warrants issued by the registrant, certain of which are set to expire shortly.  The agreement provides for among other things , (i) the extension of notes held by such parties to be extended to at least April 15, 2011, except for two notes aggregating to $150,000 which are extended to June 15, 2010; (ii) the waiver of all currently required monthly payments of principle and interest, except with respect to one note to Alpha dated December 31, 2008 in the face amount of $200,000; (iii) the waiver of any current defaults under such notes; (iv) an acknowledgement and agreement that as of the date of such Extension Agreement, to the best knowledge of said parties, none of the notes are in default, nor are there any existing breaches pursuant to the terms of any Subscription Agreement between the parties that would cause a default under any of the notes; and (v) the extension of the expiration date of certain warrants held by such parties until April 16, 2012.  This brief description of the terms of the Extension Agreement are subject to the terms of the full agreement, a copy of which is publicly available at no charge at www.sec.gov.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto, as well as all other related notes, and financial and operational references, appearing elsewhere in this document.

Certain information contained in this discussion and elsewhere in this report may include "forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Securities Litigation Reform Act will not apply to certain  "forward looking statements” because we issued "penny stock" (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3a51-1 under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may",  "will", "expect", "believe",  "explore",  "consider",  "anticipate",  "intend", "could", “should”, "estimate",  "plan", "propose" or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

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

(a) Warrants:

The Company values warrants using the Black-Scholes valuation model.  Warrants are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our warrants and warrant valuation assumptions for the three months ended March 31, 2010 and 2009:

	March 31,
	2010		2009
Number of warrants outstanding	273,200,000		273,200,000
Value at March 31	$864,975		$677,323
Number of warrants issued during the period	-		-
Value of warrants issued during the period	$-		$-
Revaluation (gain) loss during the period	$(14,500)		$(710,964)

Black-Scholes model variables:
Volatility	239.32-266.73%		203.65% -255.74%
Dividends	$-	-	-
Risk-free interest rates	0.20%		1.55 - 2.41%
Term (years)	0.002-5.00		0.62 -4.93

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

The Company values embedded conversion features utilizing the Black-Scholes valuation model.  Conversion options are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our conversion option  valuation assumptions at March 31, 2010 and 2009:

	March 31,
	2010	2009
Number of options outstanding	344,648,800	350,748,800
Value at March 31,	$2,170,984	$1,141,244
Number of options issued during the period	-	69,348,800
Value of options issued during the period	$-	$338,576
Number of options exercised or underlying
notes paid during the period	5,600,000	-
Value of options exercised or underlying
notes paid during the period	$35,195	$-
Revaluation gain (loss) during the period	$(821,187)	$(345,600)

Black-Scholes model variables:
Volatility	239.32 – 266.73%	364,6%
Dividends	-	-
Risk-free interest rates	0.20%	0.43%
Term (years)	10.00	10

c.)   Stock options

The Company accounts for options in accordance FASB ASC 718-40 (formerly referred to as SFAS 123(R)).  Options are valued upon issuance, and re-valued at each financial statement reporting date, utilizing the Black-Scholes valuation model.   Option expense is recognized over the requisite service period of the related option award. Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our options and option assumptions for the three months ended March 31, 2010 and 2009:

	March 31,
	2010	2009
Number of vested options outstanding	43,625,000	35,500,000
Value at March 31	$257,888	$87,261
Number of options issued during the period	4,625,000	-
Value of options issued during the period	$28,901	-
Number of options recognized during the period
pursuant to SFAS 123(R)	-	-
Value of options recognized during the period
pursuant to SFAS 123(R)	$-	$-
Revaluation (gain) loss during the period	$84,360	$(87,430)

Black-Scholes model variables:
Volatility	239.32-266.73%	203.65% - 255.74%
Dividends	-	-
Risk-free interest rates	0.20%	1.55 - 2.41%
Term (years)	0.002-5.00	0.62 -4.93

Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $5,651 for doubtful accounts receivable at March 31, 2010, and $3,574 at December 31, 2009. Actual losses on accounts receivable were $0 for 2010 and 2009. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

Background

The following discussion should be read in conjunction with the financial statements of the company and related notes included elsewhere in this Report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the three months ended March 31, 2010 and 2009.

This discussion may contain forward looking-statements that involve risks and uncertainties. Our actual results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenue

Revenue increased by $707,286, or  approximately 44%, to $2,307,961 for the three months March 31, 2010 from $1,600,675 during  the three months ended March 31, 2009. Sizable sales increases in  Seafoods, Meat and Game, and Cheese more than offset sales decreases in Poultry, Produce,  and Specialty lines. We continue to assess the potential of new revenue sources from the manufacture and sale of proprietary food products and additional sales channel opportunities and will implement that strategy if, based on our analysis, we deem it beneficial to us.

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

Cost of goods sold

Our cost of goods sold  for the three months ended March 31, 2010 was $1,769,726, an increase of $582,032 or approximately 49%  compared to cost of goods sold  of $1,187,694 for the three months ended March 31, 2009. Cost of goods sold increased because of the costs involved in fulfilling additional sales   made and is primarily comprised  of the following expenses for the three months ended March 31, 2010: cost of goods sold of specialty meat, game, cheese, poultry and other sales categories in the amount of $1,192,456, and shipping expenses in the amount of $498,360.  Shipping costs increased by $210,250 in  2010 versus 2009, while cost of specialty meat, game, cheese poultry and other sales categories increased by $217,358.  For the three months ended March 31, 2010 the gross margin was 23% as compared to 26% for the three months ended March 31, 2009.

Selling, general and administrative expenses

Selling, general and administrative expenses were $541,365 for the three months ended  March 31, 2010, an increase of $242,229, or approximately 81%, compared to $299,136 for the three months ended March 31, 2009.  The increase was due mainly to increases in  non-cash stock option revaluation expense, which is the result of the Company’s higher stock price. This results in a higher recorded option value  under GAAP rules.  The primary components of selling, general, and administrative expenses for the three months ended March 31, 2010 were payroll and related costs of $234,403;  change in fair value of the option liability of $84,360; consulting and professional fees of $70,478; non-cash compensation in the amount of $31,901; insurance costs of $26,045;  facilities costs of $26,776; software expense of $21,519; commission expense of $9,131; amortization and depreciation of $7,760; and office expense of $6,352. We expect our legal fees to decrease in 2010 and our accounting fees in 2010 to remain constant as we have primarily addressed the SEC’s comments to our previous filings.  We do however expect to increase our spending on advertising and marketing and web development fees in 2010.

Interest expense

Interest expense decreased by $33,759, or approximately 30%, from $111,169 during the three months ended March 31, 2009 to $77,410 for the three months ended March 31, 2010. Interest expense decreased during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 as the result of the negotiation of an extension of the maturity dates of notes payable in the aggregate of $587,000, at this time the Company also negotiated the default interest rate and the noteholders agreed to the original interest rate of 8% (see note 9).

Gain and loss from change in fair value of warrant liability

At March 31, 2010, the Company has outstanding warrants to purchase an aggregate 272,200,000  shares of the Company’s common stock.  The Company valued this warrant liability at March 31, 2010, at $780,569.    This revaluation resulted in a loss of $14,500,  which the Company charged to operations during the three months ended March 31, 2010.  This is a decrease of $724,911  or approximately 102% compared to a gain of $710,411  from the revaluation of the warrant liability which the Company recorded during the three months ended March 31, 2009.

Gain and loss from change in fair value of conversion option liability

At March 31, 2010, the Company had outstanding a liability to issue an aggregate of 344,648,800 shares of the Company’s common stock pursuant to convertible notes payable.  The Company revalued this liability at March 31, 2010 at $2,170,984.  This revaluation resulted in a loss of $821,187,  which the Company included in operations for the three months ended March 31, 2010.  This is a decrease  of $1,166,787 or approximately 337% compared to a gain of $345,600  from the revaluation of the conversion option liability which the Company recorded during the three months ended March 31, 2009.

Net Income

For the reasons stated above, net loss for  the three months ended March 31, 2010 was $1,050,443, a decrease of $2,331,786 compared to net income of $1,281,343, during the three months ended March 31, 2009. It is important to  note that  a substantial portion of these gains and losses are the result of non-cash items, such as the revaluation of warrant liability, option liability, and conversion option liability, as well as the gain and loss on the extinguishment of debt.  These non-cash items of income and expense  had no direct impact on our cash flows during the periods ended March 31, 2010 or 2009.

Liquidity and Capital Resources

As of March 31, 2010, the Company had current assets of $885,859, consisting of cash of $210,810, trade accounts receivable of $492,629,  loans receivable of $142,050, inventory of $34,850, and other current assets of  $5,520.  Also, at March 31, 2010, the Company had current liabilities of  $6,167,720, consisting of accounts payable and accrued liabilities of $975,748 (of which $145,085 is payable to a related party); accrued interest of  $572,070; accrued interest – related parties of $175,480; current portion of notes payable, net of discounts of $889,481; current portion of notes payable – related parties, net of discounts of $345,500; warrant liability of $780,569; option liability of $257,888; and conversion option liability of $2,170,984.  This resulted in a working capital deficit of $5,281,861.

During the three months ended March 31, 2010, the Company had cash provided by operating activities of $74,548. The Company had the following non-cash items during the period:  non-cash costs of  $7,760 for depreciation and amortization, $169,117 for non-cash compensation,  $27,880 for the amortization of the discount on accrued interest, $821,187 for the revaluation of the conversion option liability, and $13,051 for the amortization of the discount on notes payable; $14,500 for the revaluation of the warrant liability, and $84,360 for the revaluation of the option liability.  The Company also had a change in the components of working capital during the period that generated a increase in of cash in the amount of  $12,864.

The Company had cash used by investing activities  of $7,079, which consisted of payments made for the acquisitions of property and equipment of $8,079, partially offset by principal payments received on a loan receivable of $1,000.

The Company had cash used by financing activities of $1,424, which consisted of  principal payments on debt.

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

RISK FACTORS

The Company’s business and success is subject to numerous risk factors as detailed in its Annual Report on Form 10-K for the year ended December 31, 2009 which is available at no cost at www.sec.gov.

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

Reserved by the SEC.
Item 5. Other Information

None.

Item 6. Exhibits

31.1 Section 302 Certification
31.2 Section 302 Certification
32.1 Section 906 Certification
32.2 Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/Sam Klepfish Sam Klepfish	Chief Executive Officer	May 12, 2010

/s/ John McDonald John McDonald	Principal Financial Officer	May 12, 2010