Form 10-Q
period 2010-06-30
INNOVATIVE FOOD HOLDINGS INC
filed 2010-08-16
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.
For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date:  196,985,103 Common Shares outstanding at August 9, 2010.

INNOVATIVE FOOD HOLDINGS, INC.

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
ASSETS	(Unaudited)
Current assets

Cash and cash equivalents	$284,484	$144,765
Accounts receivable, net of allowance for doubtful accounts	391,784	339,206
Loan receivable, net	140,550	143,050
Inventory	31,224	19,075
Other current assets	5,420	6,120

Total current assets	853,462	652,216

Property and equipment, net	27,159	33,698

	$880,621	$685,914

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Accounts payable and accrued liabilities	$792,324	$695,361
Accrued liabilities - related parties	166,845	160,845
Accrued interest, net	601,966	576,933
Accrued interest - related parties, net	183,852	170,144
Notes payable, net of discount	891,200	918,907
Notes payable - related parties	345,500	345,500
Warrant liability	1,737,557	631,853
Options liability	348,427	144,627
Conversion option liability	2,634,502	1,384,992
Total current liabilities	7,702,173	5,029,162

Note payable - long term portion	26,210	27,718
Total liabilities	7,728,383	5,056,880

Stockholders’ deficiency
Common stock, $0.0001 par value; 500,000,000 shares authorized;
210,985,103 shares issued and 196,985,103 shares outstanding at
June 30, 2010; 194,638,638 shares issued and 184,638,638
shares outstanding at December 31, 2009	21,099	19,464
Additional paid-in capital	2,405,438	2,197,413
Accumulated deficit	(9,274,299)	(6,587,843)
Total stockholders’ deficiency	(6,847,762)	(4,370,966)

	$880,621	$685,914
 See notes to consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(UNAUDITED)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Revenue	$2,288,946	$1,767,923	$4,596,907	$3,368,598

Cost of goods sold	1,815,062	1,384,666	3,584,788	2,572,360
	473,884	383,257	1,012,119	796,238

Selling, general and administrative expenses	552,273	495,029	1,093,638	794,165
Total operating expenses	552,273	495,029	1,093,638	794,165

Operating profit (loss)	(78,389)	(111,772)	(81,519)	2,073

Other (income) expense:
Interest expense	94,487	78,596	171,897	189,765
(Gain) on extinguishment of debt	-	-	-	(222,656)
Fair value of warrants issued in excess of discount on notes	813,824	-	948,040	-
Loss from change in fair value of warrant liability	143,164	964,694	157,664	254,283
Loss from change in fair value of conversion option liability	506,149	857,500	1,327,336	511,900
Total other expense	1,557,624	1,900,790	2,604,937	733,292

Loss before income taxes	(1,636,013)	(2,012,562)	(2,686,456)	(731,219)

Income tax expense	-	-	-	-

Net loss	$(1,636,013)	$(2,012,562)	$(2,686,456)	$(731,219)

Net loss per share – basic and diluted	$(0.008)	$(0.011)	$(0.014)	$(0.004)

Weighted average shares outstanding – basic and diluted	196,985,103	191,114,467	192,277,982	187,366,574

See notes to consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(UNAUDITED)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(2,686,456)	$(731,219)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	14,618	17,327
(Gain) on extinguishment of debt	-	(222,656)
Fair value of common stock issued to consultants	6,000	11,200
Fair value of extension in term of warrants issued to noteholders	948,040	-
Fair value of stock options vested by officers and directors	79,442	-
Amortization of discount on notes payable	33,667	29,380
Amortization of discount on accrued interest	61,744	70,136
Allowance for bad debt	11,577	-
Change in fair value of warrant liability	157,664	254,283
Change in fair value of option liability	124,358	35,046
Change in fair value of conversion option liability	1,327,336	511,900
Changes in assets and liabilities:
Accounts receivable, net	(64,155)	36,398
Inventory and other current assets, net	(11,449)	(21,129)
Accrued liability and accrued interest - related party, net	23,807	(9,849)
Accounts payable and accrued interest	153,987	(37,793)
Net cash provided by (used in) operating activities	180,180	(56,976)

Cash flows from investing activities:
Principal payments received on loan	2,500	-
Acquisition of property and equipment	(8,079)	(7,540)
Net cash used in investing activities	(5,579)	(7,540)

Cash flows from financing activities:
Principal payments on debt	(34,882)	(2,619)
Net cash used in financing activities	(34,882)	(2,619)

Net increase (decrease) in cash and cash equivalents	139,719	(67,135)

Cash and cash equivalents at beginning of period	144,765	160,545

Cash and cash equivalents at end of period	$284,484	$93,410
See notes to consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(UNAUDITED) (continued)
Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$497	$8

Revaluation of conversion option liability	$1,327,336	$511,900

Revaluation of warrant liability	$157,664	$254,283

Revaluation of option liability	$124,358	$35,046

Common stock issued for consulting contract	$6,000	$16,250

Extension of the term of warrants held by note holders	$948,040	$-

Conversion of notes payable and accrued interest to common stock	$57,982	$-

Common stock issued in error, to be cancelled	$400	$-

See notes to consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited consolidated financial statements of Innovative Food Holdings, Inc., and its wholly owned subsidiaries, Food Innovations, Inc. (“FII”), Food New Media Group, Inc. (“FNM”), Gourmet Foodservice Group, Inc. (“GFG”),  and 4 The Gourmet, Inc (d/b/a For The Gourmet, Inc.) (“Gourmet”) (collectively, the “Company, or “IVFH”),  have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  FNM is currently inactive. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial statement presentation. U.S. accounting principles also contemplate continuation of the Company as a going concern.

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

2. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Food Innovations, Inc. (“FII”) is in the business of providing premium white tablecloth restaurants with the freshest origin-specific perishables and specialty food products direct from its network of vendors to the end users (restaurants, hotels, country clubs, national chain accounts, casinos, and catering houses) within 24 - 72 hours. We currently sell approximately 90% of our products through a distributor relationship with Next Day Gourmet, L.P., a subsidiary of US Foodservice, Inc. (“USF”), a $20 Billion broadline distributor.

Interim Financial Information

The accompanying unaudited interim consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-K for the year ended December 31, 2009. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results of operations to be expected for the full year.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

Revenue Recognition

The Company recognizes revenue upon product delivery.  We ship all our products either overnight shipping terms or three day shipping terms to the customer and the customer takes title to product and assumes risk and ownership of the product when it is delivered.  Shipping charges to customers  are included in revenues.

For revenue from product sales, the Company recognizes revenue in accordance with Financial Accounting Standards Board “FASB” Accounting Standard Codification “ASC” 605-15-05, which superseded SAB No. 101, Revenue Recognition. ASC 605-15-05 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. FASB ASC 605-15-05 incorporates ASC 605-25-05 “Multiple-Deliverable Revenue Arrangements”. ASC 605-25-05 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing ASC 605-25-05 on the Company's consolidated financial position and results of operations was not significant.

This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.  ASC 605-25-05 became effective for revenue arrangements entered into in periods beginning after June 15, 2003.  For revenue arrangements occurring on or after August 1, 2003, the Company revised its revenue recognition policy to comply with the provisions of ASC 605-25-05  and ASC 605-45-05.

Cost of Goods Sold

We have included in cost of goods sold all costs which are directly related to the generation of revenue. These costs include primarily the cost of the product plus the shipping costs.

Selling, General, and Administrative Expenses

We have included in selling, general, and administrative expenses all other costs which support the Company’s operations but which are not includable as a cost of sales. These include primarily payroll, facility costs such as rent and utilities, selling expenses such as commissions and advertising, and other administrative costs including professional fees. Also included are non cash costs associated with  stock and options expense and option valuation expense.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Cash and Cash Equivalents

Cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  Accounts receivable are presented net of an allowance for doubtful accounts of $17,228 and $3,574 at June 30, 2010 and December 31, 2009, respectively.

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

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

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

As of June 30, 2010, the Company’s management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

Comprehensive Income

FASB ASC 220-10-15, “Reporting Comprehensive Income,” establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, ASC 220-10-15 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  The Company does not have any items of other comprehensive income in any of the periods presented.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred advertising costs in the amount of $1,910 and $4,440 for the three months ended June 30, 2010 and 2009, respectively.The Company incurred advertising costs in the amount of $9,566 and $8,125 for the six months ended June 30, 2010 and 2009, respectively.

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

Diluted loss per share was not separately computed for the three and six months ended June 30, 2010 as the effect would be to reduce loss per share.

Anti-dilutive shares for the six months ended June 30, 2010:

The following warrants and options were not included in fully diluted earnings per share because the effect would have been anti-dilutive:

Warrants:
179,700,000 shares at an exercise price of $0.005 per share; 18,500,000 shares at an exercise price of $0.011 per share; 74,000,000 shares at an exercise price of $0.0115 per share; and 1,000,000 shares at an exercise price of $0.012 per share.

Options:
15,000,000 shares at an exercise price of $0.005 per share; 22,000,000 shares at an exercise price of $0.007 per share; 6,625,000 shares at an exercise price of $0.0076 per share; and 6,625,000 shares at an exercise price of $0.00948 per share.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Anti-dilutive shares for the six months ended June 30, 2009:

Warrants:
179,700,000 shares at an exercise price of $0.005 per share; 18,500,000 shares at an exercise price of $0.011 per share; 74,000,000 shares at an exercise price of $0.0115 per share; and 1,000,000 shares at an exercise price of $0.012 per share.

Options:
15,000,000 shares at an exercise price of $0.005 per share; and 22,000,000 shares at an exercise price of $0.007 per share.

Liquidity

As reflected in the accompanying consolidated financial statements, the Company had net loss of $1,636,013 and $2,012,562 for the three months ended June 30, 2010 and 2009, respectively and net losses of $2,686,456 and $731,219 for the six months ended June 30, 2010 and 2009, respectively.  This  variance was principally due to non-cash adjustments made concerning the changes in the amount of liabilities related to the values of warrants, stock options, and conversion options rather to differences in actual operating results. The Company had an accumulated deficit of $9,274,299  at June 30, 2010.  In addition, the Company’s current liabilities exceeded its current assets by  $6,848,711  as of June 30, 2010. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

Historically, we have funded our operations from cash generated by operations and from the issuance of both debt and equity securities.  The Company’s cash on hand may be insufficient to fund its planned operating needs.  Management is continuing to pursue new debt and/or equity financing and is continually evaluating the Company’s cash and capital needs.

The Company expects that any sale of additional equity securities or convertible debt will result in additional dilution to our stockholders.  The Company can give no assurance that it will be able to generate adequate funds from operations, that funds will be available, or the Company will be able to obtain such funds on favorable terms and conditions.  If the Company cannot generate sufficient positive cash flow from operations and /or secure additional funds, it will not be able to continue as a going concern.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash  in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At June 30, 2010 and 2009, trade receivables from the Company’s largest customer amounted to 93% and 90%, respectively, of total trade receivables.  During the six months ended June 30, 2010 and 2009 over 90% of our revenues came from one customer.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC 718-10, Share-Based Payment. This statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period.

In August 2005, the Company’s commitments to issue shares of common stock first exceeded its common stock authorized. At this time, the Company began to value its stock options via the liability method of accounting. Pursuant to guidance in ASC 780-10 the cost of these options are valued via the Black-Scholes valuation method when issued, and re-valued at each reporting period.  The gain or loss from this revaluation is charged to compensation expense during the period.  Options expense and gain or loss on revaluation during the three and six months ended June 30, 2010 and 2009 are summarized in the table below:

	For the Three Months		For the Six Months
	June 30,		June 30,
	2010	2009	2010	2009

Option expense	$50,541	$-	$79,442	$-

Loss on revaluation of options	$39,998	$122,477	$124,358	$35,047

Options outstanding as of December 31, 2009, and changes during the six months ended June 30, 2010 are presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 31, 2009	53,000,000	$ (a)
Granted	10,500,000	(b)
Exercised	-	-
Cancelled/Expired	-	-

Options outstanding at June 30, 2010	63,500,000	$ (c)
Non-vested	13,250,000	(d)
Vested	50,250,000	$0.007

(a) Consists of options to purchase 15,000,000 shares at a price of $0.005 per share; 22,000,000 shares at a price of $0.007 per share; and unvested options to purchase 16,000,000 shares at a price of 120% of the closing market price on the date of vesting.

(b) Consists of options to purchase 2,625,000 shares at a price of $0.076 per share; 2,625,000 shares as a price of $0.095 per share; and unvested options to purchase 5,250,000 shares at a price of 120% of the closing market price on the date of vesting.

(c) Consists of options to purchase 50,250,000 shares at a price of $0.007 per share, plus the shares described in note (d) below.

(d) Consists of unvested options to purchase 13,250,000 shares at a price of 120% of the closing market price on the date of vesting.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Aggregate intrinsic value of options outstanding and options exercisable at June 30, 2010 was $59,077. Aggregate intrinsic value represents the difference between the company's closing stock price on the last trading day of the fiscal period, which was $0.0079 at June 30, 2010, and the exercise price multiplied by the number of options outstanding. The total fair value of options vested was $50,541 and $79,442 for the six month periods ended June 30, 2010 and 2009.  As of June 30, 2010, options to purchase 13,250,000 shares of common stock are unvested. The exercise price of these options will be 120% of the Company’s stock price on the date of vesting.  These shares would be valued at a total of $103,824 based upon the Company’s stock price at June 30, 2010.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has reported a net loss of $1,636,013  and $2,686,456  for the three and six months ended June 30, 2010, and  had an accumulated deficit of  $9,274,299  as of June 30, 2010.  The Company’s net loss for the six months ended June 30, 2010 of  $2,686,456   was generated primarily by non-cash transactions, including non-cash expenses of $157,664 on the revaluation of the warrant liability, $1,327,336 for the revaluation of the conversion option liability, and $948,040  for the value of the discount on the convertible notes payable in excess of the fair value of the convertible notes payable. The Company cannot be certain that anticipated revenues from operations will be sufficient to satisfy its ongoing capital requirements.  Management believes the Company will generate sufficient capital from operations and from debt and equity financing in order to satisfy current liabilities in the succeeding twelve months.  Management’s belief is based on the Company’s operating plan, which in turn is based on assumptions that may prove to be incorrect.  If the Company’s financial resources are insufficient the Company may require additional financing in order to execute its operating plan and continue as a going concern.  The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations. The Company has not made any adjustments to the financial statements which would be necessary should the Company not be able to continue as a going concern.

Significant Recent Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

The FASB issued ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.

ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply 2010-17 retrospectively from the beginning of the year of adoption. Vendors may also elect to adopt the amendments in this ASU retrospectively for all prior periods. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company

ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
3. ACCOUNTS RECEIVABLE

At June 30, 2010 and December 31, 2009, accounts receivable consists of:

	June 30, 2010	December 31, 2009
Accounts receivable from customers	$409,012	$342,780
Allowance for doubtful accounts	(17,228)	(3,574)
Accounts receivable, net	$391,784	$339,206

4.  LOAN RECEIVABLE

The balance of loan receivable consisted of a loan to Pasta Italiana, Inc. (“Pasta”) in the net carrying amount of $140,550 at June 30, 2010 and $143,050 at December 31, 2009, which are classified as current asset in both periods respectively.  This note bears interest at the rate of 15% per annum, payable in shares of Pasta stock.  The loan was renegotiated during the twelve months ended December 31, 2008, and resulted in the Company recognizing an impairment to the loan in the amount of $142,124, which was charged to operations during the year ended December 31, 2008.  This impairment was based upon the renegotiated principal and interest amount due the Company. During the three and six months ended June 30, 2010, the Company received payments in the amount of $1,500 and $2,500 on this note. Subsequent to  June 30, 2010, the Company has received payments in the amount of $1,500 on this note.

5. INVENTORY

Inventory consists of molecular gastronomy products, honey, and meat glue which is warehoused in Naples, Florida; and prepaid Kobe products held by our meat vendors.

6. PROPERTY AND EQUIPMENT

A summary of property and equipment at June 30, 2010 and December 31, 2009, is as follows:

	June 30, 2010	December 31, 2009
Computer equipment	$314,173	$305,794
Furniture and fixtures	67,298	67,298
	381,471	373,092
Less accumulated depreciation and amortization	(354,311)	(339,394)
Total	$27,159	$33,698

Depreciation and amortization expense amounted to $6,858 and $7,777, respectively, for the three months ended June 30, 2010 and 2009. Depreciation and amortization expense amounted to $14,618 and $17,327, respectively, for the six months ended June 30, 2010 and 2009.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
Trade payables	$781,019	$689,075
Accrued payroll and commissions	11,305	6,286
Total accounts payable and accrued liabilities - non-related parties	$792,324	$695,361

At June 30, 2010 and December 31, 2009, accrued liabilities to related parties in the amount of $166,845 and $160,845, respectively, consisted of accrued payroll and payroll related benefits.

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

During the three months ended June 30, 2010 and 2009, the amounts of $33,732, and $34,910, respectively, were credited to additional paid-in capital as a discount on convertible interest. The aggregate amount of discounts on convertible interest charged to operations during the three months ended March 31, 2010 and 2009 was $31,196 and $25,528, respectively.

During the six months ended June 30, 2010 and 2009, the amounts of $67,852, and $86,060, respectively, were credited to additional paid-in capital as a discount on convertible interest. The aggregate amount of discounts on convertible interest charged to operations during the three months ended June 30, 2010 and 2009 was $31,196 and $25,528, respectively. The aggregate amount of discounts on convertible interest charged to operations during the six months ended June 30, 2010 and 2009 was $61,744 and $70,095, respectively.

At June 30, 2010 and December 31, 2009, the Company has the following accrued interest on its balance sheet:

June 30, 2010:	Gross	Discount	Net
Non-related parties	$643,731	$(41,765)	$601,966
Related parties	183,852	-	183,852
Total	$827,583	$(41,765)	$785,818

December 31, 2009:	Gross	Discount	Net
Non-related parties	$611,416	$(34,483)	$576,933
Related parties	170,144	-	170,144
Total	$781,560	$(34,483)	$747,077

Certain of the accrued interest is convertible in to shares of the Company’s common stock at prices ranging from $0.005 to $0.010 per share. At June 30, 2010, convertible accrued interest was $792,103 which is convertible into 154,851,400 shares of common stock; at December 31, 2009, convertible accrued interest was $749,055 which was convertible into 146,559,160 shares of common stock.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

9. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

June 30, 2010	December 31, 2009
Convertible note payable in the original amount of $350,000 to Alpha Capital Aktiengesselschaft (“Alpha Capital”), dated February 25, 2005. This note consists of $100,000 outstanding under a previous note payable which was cancelled on February 25, 2005, and $250,000 of new borrowings. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities. This note entered technical default status on May 16, 2005. The note originally carried interest at the rate of 8% per annum, and was due in full on February 24, 2007. Upon default, the note’s interest rate increased to 15% per annum, and the note became immediately due. During the three months ended June 30, 2009, the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $250,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a conversion price of $0.005 per share. Interest in the amount of $6,880 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $13,685 and $19,640 was accrued on this note during the six months ended June, 2010 and 2009, respectively.  During the twelve months ended December 31, 2006 the note holder converted $5,000 into shares of common stock. During the twelve months ended December 31, 2006 the holder of the note converted $27,865 of accrued interest into common stock. This note is past due at December 31, 2008. The noteholder has agreed to extend the maturity date of this note until January 1, 2010. During the three months ended June 30, 1010, the noteholder has agreed to extend the maturity date of this note until April 15, 2011.
$345,000	$345,000

Convertible note payable in the original amount of $100,000 to Joel Gold, a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible by the holder into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $100,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004 and 2005. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share. Interest in the amount of $498 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $991was accrued on this note during the six months ended June, 2010 and 2009, respectively. During the twelve months ended December 31, 2006, $75,000 of the principal amount was converted into common stock. This note was past due at June 30, 2010  and December 31, 2009.
25,000	25,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

	June 30, 2010	December 31, 2009
Convertible note payable in the original amount of $85,000 to Briolette Investments, Ltd, dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on March 11, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $85,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. On December 21, 2006, this note was transferred to Whalehaven Capital Fund, Ltd. (“Whalehaven”). Accrued interest is convertible by the holder into common stock of the Company at a price of $0.005 per share. Interest in the amount of $758 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $1,507 was accrued on this note during the six months ended June, 2010 and 2009, respectively. During the twelve months ended December 31, 2005, the note holder converted $44,000 of the note payable into common stock. During the twelve months ended December 31, 2006, the Company made a $3,000 cash payment on the principal amount of the note. During the year ended December 31, 2009, the noteholder agreed to extend the maturity date to February 15, 2010. During the three months ended June 30, 1010, the noteholder has agreed to extend the maturity date of this note until April 15, 2011.	38,000	38,000

Convertible note payable in the amount of $80,000 to Brown Door, Inc., dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on March 11, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $80,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share. Interest in the amount of $1,596 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $3,175 was accrued on this note during the six months ended June, 2010 and 2009, respectively.   This note was past due at June 30, 2010  and December 31, 2009.
	80,000	80,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

June 30, 2010	December 31, 2009
Convertible note payable in the amount of $50,000 to Whalehaven dated February 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisites numbers of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities. This note is in technical default as of May 16, 2005. The note originally carried interest at the rate of 8% per annum, and was due in full on February 24, 2007. Upon default, the note’s interest rate increased to 15% per annum, and the note became due immediately. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in May, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $798 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $1,587 and $2,278 was accrued on this note during the six months ended June, 2010 and 2009, respectively.  During the twelve months ended December 31, 2006, $10,000 of principal and $589 of accrued interest was converted into common stock. This note is past due at December 31, 2008. During the year ended December 31, 2009, the noteholder agreed to extend the maturity date to February 15, 2010. During the three months ended June 30, 2010, the noteholder agreed to extend the maturity date to April 15, 2011.
40,000	40,000

Convertible note payable in the amount of $50,000 to Oppenheimer & Co.,  Custodian for Joel Gold IRA, a related party, dated March 14, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $998 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of  $1,985 was accrued on this note during the six months ended June, 2010 and 2009, respectively.   This note was past due at June 30, 2010 and December 31, 2009.
50,000	50,000

Convertible note payable in the original amount of $30,000 to Huo Hua dated May 9, 2005. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005 and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $400 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $795 was accrued on this note during the six months ended June, 2010 and 2009, respectively.  During the twelve months ended December 31, 2006, the note holder converted $10,000 of principal into common stock. This note was past due at June 30, 2010 and December 31, 2009.
20,000	20,000

Convertible note payable in the amount of $25,000 to Joel Gold a board member and related party, dated January 25, 2005. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on January 25, 2007. The note is convertible into common stock of the Company at a conversion of $0.025 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005, 2006, and 2007. Accrued interest is convertible into common stock of the Company at a price of $0.025 per share. Interest in the amount of $498 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $991 was accrued on this note during the six months ended June, 2010 and 2009, respectively.  This note was past due at June 30, 2010 and December 31, 2009.
25,000	25,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

June 30, 2010	December 31, 2009
Convertible note payable in the amount of $25,000 to The Jay & Kathleen Morren Trust dated January 25, 2005. The note bears interest at the rate of 6% per annum, has no provisions for a default or past due rate and was due in full on January 25, 2007. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005, 2006, and 2007. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $373 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $742 was accrued on this note during the six months ended June, 2010 and 2009, respectively.  This note was past due at June 30, 2010 and December 31, 2009.
25,000	25,000

Convertible note payable in the amount of $10,000 to Lauren M. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.01 per share . A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $200 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $397 was accrued on this note during the six months ended June, 2010 and 2009, respectively.  This note was past due at June 30, 2010 and December 31, 2009.
10,000	10,000

Convertible note payable in the amount of $10,000 to Richard D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $200 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $397 was accrued on this note during the six months ended June, 2010 and 2009, respectively.  This note was past due at June 30, 2010 and December 31, 2009.
10,000	10,000

Convertible note payable in the amount of $10,000 to Christian D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $200 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $397 was accrued on this note during the six months ended June, 2010 and 2009, respectively.  This note was past due at June 30, 2010 and December 31, 2009.
10,000	10,000

Convertible note payable in the amount of $10,000 to Andrew I. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $200 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $397 was accrued on this note during the six months ended June, 2010 and 2009, respectively.  This note was past due at June 30, 2010 and December 31, 2009.
10,000	10,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

June 30, 2010	December 31, 2009
Convertible note payable in the amount of $8,000 to Adrian Neilan dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and is due in full on October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $8,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $160 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $317 was accrued on this note during the six months ended June, 2010 and 2009, respectively.   This note was past due at June 30, 2010 and December 31, 2009.
8,000	8,000

Convertible note payable in the amount of $5,000 to Matthias Mueller dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $5,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $100 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $199 and $200 was accrued on this note during the six months ended June 30, 2010 and 2009, respectively.  This note was past due at June 30, 2010 and December 31, 2009.
5,000	5,000

Convertible note payable in the amount of $120,000 to Alpha Capital dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities. This note is in technical default as of November 13, 2005. The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $120,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $1,995 and $2,393 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $4,304 and $6,832 was accrued on this note during the six months ended June, 2010 and 2009, respectively.  During the three months ended March 31, 2010, the noteholder converted principal in the amount of $20,000 into  common stock.  During the twelve months ended December 31, 2009, the  noteholder  agreed to extend the maturity date of this note until January 1, 2010.  In April 2010, the noteholder agreed to extend the maturity date of this note until June 15, 2010. This note was past due at June 30, 2010.
100,000	120,000

Convertible note payable in the amount of $30,000 to Whalehaven Capital dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities. This note was in technical default as of November 13, 2005. The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $598 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $1,190 and $1,707 was accrued on this note during the six months ended June, 2010 and 2009, respectively.   During the year ended December 31, 2009, the noteholder agreed to extend the maturity date until February 15, 2010. In April, 2010, the noteholder agreed to extend the maturity date of this note until June 15, 2010.
30,000	30,000

 INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

June 30, 2010	December 31, 2009
Convertible note payable in the original amount of $25,000 to Asher Brand, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities. This note was in technical default as of November 13, 2005. The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. The note is convertible into common stock of the Company at a conversion of $0.005 per share . A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $300 and $394 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $646 and $1,134 was accrued on this note during the six months ended June, 2010 and 2009, respectively.   During the twelve months ended December 31, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock, and during the twelve months ended December 31, 2008, the holder of the note converted an additional $3,000 of principal into common stock. During the twelve  months ended December 31, 2009, the holder converted $2,000 of principal and $1,058 of accrued interest into common stock.  During the three months ended March 31, 2010, the holder converted $3,000 of principal and $1,043 of accrued interest into common stock. The noteholder has agreed to extend the maturity date of this note until January 1, 2010.   During the three months ended June 30, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011.
15,000	18,000

Convertible note payable in the original amount of $25,000 to Momona Capital, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities. This note was in technical default at November 13, 2005. The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $258 and $358 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $597 and $1,023 was accrued on this note during the six months ended June, 2010 and 2009, respectively.  During the twelve months ended December 31, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock, and during the twelve months need December 31, 2008, the holder of the note converted an additional $5,000 principal into common stock.  During the three months ended March 31, 2010, the holder of the note converted $5,000 of principal into common stock. In April 2009, the noteholder agreed to extend the maturity date of this note until January 1, 2010.  During the three  months ended June 30, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011.
13,000	18,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

June 30, 2010	December 31, 2009
Convertible note payable in the amount of $10,000 to Lane Ventures dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities. This note was in technical default at November 13, 2005. The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $119 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $238 and $340 was accrued on this note during the six months ended June, 2010 and 2009, respectively.  During the twelve months ended December 31, 2006, the holder of the note converted $4,000 of principal and $1,467 of accrued interest into common stock. In April 2009, the noteholder has agreed to extend the maturity date of this note until January 1, 2010. During the three months ended June 30, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011.
6,000	6,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited
June 30, 2010	December 31, 2009
Note payable in the amount of $120,000 to Alpha Capital, dated February 7, 2006. The note originally carried interest at the rate of 15% per annum, and was originally due in full on February 7, 2007. The Company was not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. During the three months ended September 30, 2007, the Company extended the due date of the notes one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholders to convert the notes and accrued interest into common stock of the Company at a rate of $0.005 per share. This note entered technical default on October 31, 2007. The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $95,588 and amortized this discount to interest expense when the note entered default status in October 2007. In January 2009, the Company extended this note to April 16, 2009. As consideration for the extension of this notes, the Company issued five-year warrants as follows: warrants to purchase 24,000,000 shares of common stock at $0.0115 per share; 6,000,000 shares of common stock at $0.011 per share; and 2,400,000 shares of common stock at $0.005 per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $126,465. This transaction was accounted for as an extinguishment of debt, and a loss of $126,465 was charged to operations during the twelve months ended December 31, 2008. Interest in the amount of $4,487 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $8,926 and $10,674 was accrued on this note during the six months ended June, 2010 and 2009, respectively.  In April 2009, the noteholder agreed to extend this note to April 1, 2009.  During the three  months ended June 30, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011.
120,000	120,000

Note payable in the amount of $30,000 to Whalehaven Capital dated February 7, 2006. The note originally carried interest at the rate of 15% per annum, and was due in full on February 7, 2007. The Company was not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable. During the three months ended September 30, 2007, the Company extended the due date of the notes one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholders to convert the notes and accrued interest into common stock of the Company at a rate of $0.005 per share. This note entered technical default on October 31, 2007. The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $23,897 and amortized this discount to interest expense when the note entered default status in October 2007. On January 2009, the Company extended this note to April 16, 2009. As consideration for the extension of this notes, the Company issued five-year warrants as follows: warrants to purchase 6,000,000 shares of common stock at $0.0115 per share; 1,500,000 shares of common stock at $0.011 per share; and 600,000 shares of common stock at $0.005 per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $31,616. This transaction was accounted for as an extinguishment of debt, and a loss of $31,616 was charged to operations during the twelve months ended December 31, 2008. Interest in the amount of $1,122 and $1,496 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $2,256 and $2,602 was accrued on this note during the six months ended June, 2010 and 2009, respectively. In April 2009, the noteholder agreed to extend this note to February 15, 2010. During the three months ended June 30, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011.
30,000	30,000

Note payable in the amount of $75,000 to Michael Ferrone, dated August 2, 2004. The note bears interest at the rate of 8% per annum, and was due in full on February 2, 2005. On September 30, 2008, this note was extended to December 31, 2009 in exchange for adding a convertibility feature to the note. This feature allows for conversion to common stock at a price of $0.005 per share. The Company valued this beneficial conversion feature at the amount of $89,945 using the Black-Scholes valuation model. $75,000 of this amount was charged to discount on the note; $4,001 of this discount was amortized to interest expense during the year ended December 31, 2008. During the three and six months ended June 30, 2009, $9,477 and $14,220 was amortized to interest expense, respectively. Interest in the amount of $1,496 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $1,496 and $2,976 was accrued on this note during the six months ended June, 2010 and 2009, respectively.  This note was past due at June 30, 2010.
75,000	75,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

	June 30, 2010	December 31, 2009
Note payable in the amount of $10,000 to Alpha Capital, dated May 19, 2006. The note originally carried interest at the rate of 15% per annum, and was originally due in full on November 19, 2006. The Company is not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at February 20 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. During the three months ended September 30, 2007, the Company extended the due date of the notes one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholders to convert the notes and accrued interest into common stock of the Company at a rate of $0.005 per share. This note entered technical default on October 31, 2007. The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $7,966 and amortized this discount to interest expense when the note entered default status in October 2007. On March 12, 2008, the Company extended this note to March 4, 2009. As consideration for the extension of this notes, the Company issued five-year warrants as follows: warrants to purchase 2,000,000 shares of common stock at $0.0115 per share; 500,000 shares of common stock at $0.011 per share; and 200,000 shares of common stock at $0.005 per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $10,539. This transaction was accounted for as an extinguishment of debt, and a loss of $10,539 was charged to operations during the twelve months ended December 31, 2008. Interest in the amount of $373 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $742 and $866 was accrued on this note during the six months ended June, 2010 and 2009, respectively. During the three months ended June 30, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011.
	10,000	10,000

Twenty-nine convertible notes payable in the amount of $4,500 each to Sam Klepfish, the Company’s CEO and a related party, dated the first of the month beginning on November 1, 2006. Pursuant to the Company’s employment agreement with Mr. Klepfish, the amount of $4,500 in salary is accrued each month to a note payable. These notes bear interest at the rate of 8% per annum and have no due date. These notes and accrued interest are convertible into common stock of the Company at a rate of $0.005 per share. Beneficial conversion features in the aggregate amount of $9,000 for the year ended December 31, 2006, $39,190 for the year ended December 31, 2007, $58,464 for the year ended December 31, 2008, and $8,100 for the three months ended March 31, 2009 were calculated using the Black-Scholes valuation model. Since these notes are payable on demand, the value of these discounts were charged immediately to interest expense. Interest in the amount of $2,603 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $2,603 and $5,006 was accrued on this note during the six months ended June, 2010 and 2009, respectively.
	130,500	130,500

Note payable in the original amount of $25,787 to Microsoft Corporation dated May 3, 2006. The note bears interest at the rate of 9.7% per annum, and is payable in 60 monthly payments of $557 beginning October 1, 2006.Principal and interest in the amounts of $1,672 and $3,345 were paid on this note during the three and six months ended June 30, 2010 and 2009, respectively.	7,841	10,723

Convertible note payable in the amount of $200,000 to Alpha Capital, dated December 31, 2008. This note bears interest at the rate of 8% per annum, and is due in full on December 31, 2011. Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share. Also issued with this note are warrants to purchase 40,000,000 shares of the Company’s common stock at a price of $0.005 per share. The Company calculated a discount to the note in the amount of $200,000, and recorded $9,261 and $11,577 amortization for this discount during the three months ended March 31, 2010. Interest in the amount of $3,403 and $3,989 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $5,280 and $7,934 was accrued on this note during the six months ended June, 2010 and 2009, respectively. During the twelve months ended December 31, 2009,  the Company made an $8,000 payment on the principle of this note. During the six months ended June 30, 2010, the Company made $32,000 in principal payments on this note.
	152,000	184,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

June 30, 2010	December 31, 2009
Convertible note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $230,000 to Alpha Capital, dated January 1, 2009. This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011. Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share. The Company calculated a discount to the note in the amount of $230,000, and recorded $3,164 and $6,483 amortization for this discount during the three and nine months ended September 30, 2009, respectively. Interest in the amount of $4,587 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $8,360 and $9,074 was accrued on this note during the six months ended June, 2010 and 2009, respectively.
230,000	230,000

Convertible note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $38,000 to Whalehaven Capital, dated January 1, 2009. This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011. Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share. The Company calculated a discount to the note in the amount of $38,000, and recorded $523 and $1,071 amortization for this discount during the three months ended March 31, 2010.  Interest in the amount of $1,420 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $2,256 and $2,809 was accrued on this note during the six months ended June, 2010 and 2009, respectively.
38,000	38,000

Convertible note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $25,310 to Asher Brand, dated January 1, 2009. This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011. Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share. The Company calculated a discount to the note in the amount of $25,310, and recorded $348 of amortization for this discount during the three  months ended March 31, 2010. Interest in the amount of $504 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $801 and $997 was accrued on this note during the six months ended June, 2010 and 2009, respectively.
25,310	25,310

Convertible note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $25,310 to Momona Capital, dated January 1, 2009. This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011. Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share. The Company calculated a discount to the note in the amount of $25,310, and recorded $348 of amortization for this discount during the three months ended March 31, 2010. Interest in the amount of $504 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $801 and $997 was accrued on this note during the six months ended June, 2010 and 2009, respectively.
25,310	25,310

Convertible note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $10,124 to Lane Ventures, dated January 1, 2009. This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011. Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share. The Company calculated a discount to the note in the amount of $10,124, and recorded $139 and $285 amortization for this discount during the three and nine months ended September 30, 2009, respectively. Interest in the amount of $203 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively. Interest in the amount of $322 and $401 was accrued on this note during the six months ended June, 2010 and 2009, respectively.
10,124	10,124
$1,719,083	$1,781,967

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

	Note	Unamortized	Net of
June 30, 2010:	Amount	Discounts	Discount
Notes payable - current portion	$987,200	$(96,000)	$891,200
Notes payable - related parties, current portion	345,500	-	345,500
Notes payable - maturity in the year 2011	386,386	(360,176)	26,210
Total	$1,719,086	$(456,176)	$1,262,910

	Note	Unamortized	Net of
December 31, 2009:	Amount	Discounts	Discount
Notes payable - current portion	$1,014,907	$(96,000)	$918,907
Notes payable - related parties, current portion	345,500	-	345,500
Notes payable - maturity in the year 2011	421,560	(393,842)	27,718
Total	$1,781,967	$(489,841)	$1,292,126

	For the Three Months		For the Six Months
	June 30,		June 30,
	2010	2009	2010	2009

Discount on Notes Payable amortized to interest expense:	$20,615	$13,748	$33,667	$29,380

Conversion Options Embedded in Convertible Notes

The Company accounts for conversion options embedded in convertible notes in accordance with FASB ASC 815-10-05 (“ASC 815-10-05”,) ‘‘Accounting for Derivative Instruments and Hedging Activities’’ and FASB ASC 815-40-05 (“ASC 815-40-05”,) ‘‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. ASC 815-10-05 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with ASC 815-40-05.

At June 30, 2010 and December 31, 2009, the Company had outstanding $1,711,244  and $1,771,244 in principal, respectively, of various convertible notes with embedded conversion options accounted for as free standing derivative financial instruments in accordance with ASC 815-10-05 and ASC 815-40-05 .  The fair value of these embedded conversion options was $2,666,031 and $1,384,992 at June 30, 2010 and December 31, 2009, respectively.  The fair value of these embedded conversion options were estimated at June 30, 2010 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.20%; expected dividend yield of 0%; expected option life  of 10; and volatility of 189%.  The fair value of these embedded conversion options were estimated at December 31, 2009 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.20%; expected dividend yield of 0%; expected option life  of 10; and volatility of 302.87%.  The expected term of 10 years was used for all notes in both periods because several of the notes are currently or have been in default, and accordingly the term of the note is deemed not relevant as a variable for the Black-Scholes calculation.  The Company revalues the conversion options at each reporting period, and charges any change in value to operations. During the three months ended June 30, 2010 and 2009, the Company recorded a loss of $537,678 and $857,500, respectively, due to the change in value of the conversion option liability.  During the six months ended June 30, 2010 and 2009, the Company recorded a loss of $1,358,865 and $511,900, respectively, due to the change in value of the conversion option liability.  If all convertible options were converted, 344,248,800 additional shares would be issuable.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

When convertible notes payable are satisfied by payment or by conversion to equity, the Company revalues the related conversion option liability at the time of the payment or conversion.  The conversion option liability is then relieved by this amount, which is charged to additional paid-in capital.  During the three months ended June 30, 2010 and 2009, a conversion option in the amount of $42,631 and $7,800, respectively, was transferred from liability to equity due to the conversion or payment of the related convertible notes payable. During the six months ended June 30, 2010 and 2009, a conversion option in the amount of $77,826 and $7,800, respectively, was transferred from liability to equity due to the conversion or payment of the related convertible notes payable.

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

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Also during the year ended December 31, 2009, the Company negotiated the extension of its notes payable in the aggregate amount of $138,000.  The Company extended the maturity date of these notes until February 15, 2010. During the six months ended June 30, 2010, as described below, the Company negotiated the extension of these notes payable, and the maturity dates of these notes are June 15, 2010 and April 15, 2011.

During the three months ended June 30, 2010, the Company negotiated the extension of nine of its  notes payable in the aggregate amount of $617,000 to April 15, 2011.  The Company also negotiated the extension of two its notes payable in the aggregate amount of $130,000 until June 15, 2010.

Embedded conversion features of notes payable:

The Company accounts for conversion options embedded in convertible notes in accordance with FASB ASC 815-10-05 (“ASC 815-10-05”) and FASB ASC 815-40-05 (“ASC 815-40-05”). ASC 815-10-05 generally requires companies to bifurcate conversion options embedded in convertible notes and preferred shares from their host instruments and to account for them as free standing derivative financial instruments in accordance with ASC 815-40-05.

The Company values embedded conversion features utilizing the Black-Scholes valuation model.  Conversion options are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to operations other (income) expense during the period.  The following table illustrates certain key information regarding our conversion option  valuation assumptions for the six months ended June 30, 2010 and 2009:

	June 30,
	2010	2009
Number of options outstanding	344,248,800	349,448,800
Value at June 30,	$2,634,502	$1,990,944
Number of options issued during the period	-	69,348,800
Value of options issued during the period	$-	$336,844
Number of options exercised or underlying
notes paid during the period	12,000,000	4,000,000
Value of options exercised or underlying
notes paid during the period	$77,826	$7,800
Revaluation (loss) during the period	$(1,327,336)	$(511,900)

Black-Scholes model variables:
Volatility	188.71 – 266.73%	364.6-390.59%
Dividends	-	-
Risk-free interest rates	0.20%	0.35-0.43%
Term (years)	10.	10

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

10. INCOME TAXES

No provision for Federal and State income taxes was required for the periods ended June 30, 2010 and 2009, due to the Company’s operating losses and increased deferred tax asset valuation allowance.  As of June 30, 2010 and 2009, the Company has unused net operating loss carry-forwards of approximately $2,400,000 and $2,900,000 which expire at various dates throughout t 2030.  Some of this amount may be subject to annual limitations under certain provisions of the Internal Revenue Cods related to “changes in ownership”.

As of June 30, 2010 and 2009, the deferred tax assets related to the afore mentioned carry-forwards have been fully offset by valuation allowances, since significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Net operating loss carry-forwards	$(816,000)	$(1,000,000)

Valuation allowance	816,000	1,000,000

Net deferred tax assets	$-	$-

11. EQUITY

Common Stock

During the six months ended June 30, 2010, the Company issued 4,000,000 shares of common stock to a note holder for the conversion of $20,000 of accrued interest of a convertible note.

During the six months ended June 30, 2010, the Company issued 5,787,899 shares of common stock to a note holder for the conversion of $20,000 of principal of a convertible note payable.

During the six months ended June 30, 2010, the Company issued 808,566 shares of common stock to a note holder for the conversion of $3,000 of principal and $1,043 of accrued interest on a convertible note payable.

During the six months ended June 30, 2010, the Company issued 1,000,000 shares of common stock to a note holder for the conversion of $5,000 of principal on a convertible note payable.

During the six months ended June 30, 2010, the Company issued 750,000 shares of common stock to a consultant for  services.  The fair value of these shares in the amount of $6,000 was charged to operations during the three months ended March 31, 2010.

During the six months ended June 30, 2010, the Company issued 4,000,000 shares in error due to an error by the transfer agent which resulted in duplication of shares of common stock issued to a note holder for conversion.  The Company will return these shares for cancellation.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

During the three months ended June 30, 2010, the Company entered into an agreement whereby they expiration date of 132,000,000 warrants that were set to expire of April 7, 2010, were extended to April 16, 2012.  The extension of the expiration date resulted in an additional expense of $818,824, which was charged to operations during the three months ended June 30, 2010.

The following table summarizes the significant terms of warrants outstanding at June 30, 2010. These warrants may be settled in cash or via cashless conversion into shares of the Company’s common stock at the request of the warrant holder. These warrants were granted as part of a financing agreement:

Range of exercise prices	Number of warrants outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding warrants	Number of warrants exercisable	Weighted average exercise price of exercisable warrants
$0.0050	179,700,000	2.17	$0.0050	179,700,000	$0.0050

$0.0110	18,500,000	1.80	$0.0110	18,500,000	$0.0110

$0.0120	1,000,000	3.21	$0.0120	-	$-

$0.0115	74,000,000	2.18	$0.0115	74,000,000	$0.0115
	273,200,000	2.15	$0.0072	272,200,000	$0.0071

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

 Transactions involving warrants are summarized as follows:

	Number of warrants	Weighted Average Exercise Price
Warrants exercisable at December 31, 2009	273,200,000	$0.008

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Warrants outstanding at June 30, 2010	273,200,000	$0.007

Exercisable	272,200,000	$0.007
Not exercisable	1,000,000	$0.012

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

In January 2010, the Company issued 8,000,000 options with a five year term to purchase additional shares of common stock to an officer.  These options vest 2,000,000 per quarter beginning with the quarter ended March 31, 2010 and have exercise prices equal to the closing price of the Company’s common stock on the vesting date plus a 20% premium, but no lower than $0.005 per share.  During the six months ended June 30, 2010, 4,000,000 options vested under this agreement.

In January 2010, the Company issued 2,500,000 options with a five year term to purchase additional shares of common stock to an officer.  These options vest 625,000 per quarter beginning with the quarter ended March 31, 2010 and have exercises prices equal to the closing price of the Company’s common stock on the vesting date plus a 20% premium, but no lower than $0.005 per share.  During the six months ended June 30, 2010, 1,250,000 options vested under this agreement.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
 The following table summarizes the changes outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
prices	outstanding	life (years)	options	exercisable	options
$(1)	13,250,000	-	-	-	-

$0.005	15,000,000	1.39	$0.005	15,000,000	$0.005

$0.007	22,000,000	2.91	$0.007	22,000,000	$0.007

$0.008	6,625,000	4.75	$0.008	6,625,000	$0.008

$0.010	6,625,000	5.00	$0.010	6,625,000	$0.010

	63,500,000	3.52	$0.009	50,250,000	$0.007

(1) These options are issued, but vest on a quarterly basis beginning with the quarter ended March 31, 2010.  The warrants have five year terms and an exercise price al to the closing price of the Company’s common stock on the vesting date plus a 20% premium, but no lower than $0.005 per share.

Transactions involving stock options are summarized as follows:

		Weighted Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 31, 2009	53,000,000	$0.007-

Granted	10,500,000	0.007-
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at June 30, 2010	63,500,000	$0.007-
Exercisable	50,250,000	$0.007
Non-exercisable	13,250,000	$0.007

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Accounting for warrants and stock options

The Company accounts for the issuance of common stock purchase warrants, stock options, and other freestanding derivative financial instruments in accordance with the provisions of FASB ASC 815-40-15. Based on the provisions of ASC 815-40-05  the Company classifies, as equity, any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contract that (i) require net-cash or (ii) give the counterparty a choice of net-cash settlement in shares (physical or net-share settlement). At June 30, 2010  and 2009, the Company had  no freestanding derivative financial instruments that require net cash settlement or give the counterparty a choice of net cash settlement or settlement in shares.

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

The accounting guidance states that the warrants and stock options which are a derivative liability should be revalued each reporting period. The recorded value of such warrants and stock options can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants and stock options, as well as in the volatility of the stock price during the term used for observation and the term remaining for warrants. During the three months ended June 30, 2010 and 2009, the Company recognized a loss of $134,723 and a gain of $964,694, respectively, for the change in the fair value of the warrant liability and recorded the gains and losses in operations during the three months ended June 30, 2010  and 2009. During the six months ended June 30, 2010 and 2009, the Company recognized a loss of $149,223 and a gain of $254,283, respectively, for the change in the fair value of the warrant liability and recorded the gains and losses in operations during the three months ended June 30, 2010  and 2009.

The Company valued warrants and options using the Black-Scholes valuation model utilizing the following variables:

	June 30,	December 31,
	2010	2009
Volatility	188.71-266.73%	302.87-386.12%
Dividends	$-	$-
Risk-free interest rates	0.20%	0.18-0.43%
Term (years)	0.02-5.00	0.15 - 5.00

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Insufficient Authorized but Unissued Shares of Common Stock

The Company has a potential obligation to issue   814,550,200 and  793,425,640 shares  of common stock upon the conversion of convertible notes and accrued interest, warrants and penalty shares issuable at June 30, 2010, and 2009, respectively.  The Company  had 210,981,103 and 194,638,638   shares  of common stock outstanding at June 30, 2010,  and 2009, respectively, and  500,000,000 shares  of common stock authorized at June 30, 2010,  and 2009.   The Company has potentially exceeded its shares authorized by  525,531,303  and 488,064,278 shares  at June 30, 2010 and 2009, respectively.

12. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to June 30, 2010 to assess the need for potential recognition or disclosure in this report.  As a result of this evaluation, management has concluded that there are no material subsequent events required to be disclosed.

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

On August 25, 2005, the Company entered into contracts which obligated the company under certain circumstances to issue shares of common stock in excess of the number of shares of common stock authorized. Under accounting guidance provided by FASB ASC 815-40-05, effective August 25, 2005,  the Company began to account for all derivative financial instruments, including warrants, conversion features embedded in notes payable, and stock options,  via the liability method of accounting. Accordingly, all these instruments are  valued at issuance utilizing the Black-Scholes valuation method, and are re-valued at each period ending date, also using the Black-Scholes valuation method.  Any gain or loss from revaluation is charged to operations during the period.

(a) Warrants:

The Company values warrants using the Black-Scholes valuation model.  Warrants are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our warrants and warrant valuation assumptions for the six months ended June 30, 2010 and 2009:

	June 30,
	2010		2009
Number of warrants outstanding	273,200,000		273,200,000
Value at June 30	$1,737,557		$1,642,570
Number of warrants issued during the period	-		-
Value of warrants issued during the period	$-		$-
Revaluation (gain) loss during the period	$(157,665)		$(254,283)

Black-Scholes model variables:
Volatility	188.71-266.73%		203.65% -3896.12%
Dividends	$-	-	-
Risk-free interest rates	0.20%		1.55 - 2.41%
Term (years)	0.002-5.00		0.62 -4.93

b.) Embedded conversion features of notes payable:

The Company accounts for conversion options embedded in convertible notes in accordance with FASB ASC 815-10-05 and FASB ASC 815-40-05.  FASB ASC 815-10-05  generally requires companies to bifurcate conversion options embedded in convertible notes and preferred shares from their host instruments and to account for them as free standing derivative financial instruments in accordance with FASB ASC 815-40-05.

The Company values embedded conversion features utilizing the Black-Scholes valuation model.  Conversion options are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our conversion option valuation assumptions at June 30, 2010 and 2009:

	June 30,
	2010	2009
Number of options outstanding	344,248,800	349,448,800
Value at June 30,	$2,634,502	$1,990,944
Number of options issued during the period	-	69,348,800
Value of options issued during the period	$-	$336,844
Number of options exercised or underlying
notes paid during the period	12,000,000	4,000,000
Value of options exercised or underlying
notes paid during the period	$77,826	$7,800
Revaluation gain (loss) during the period	$(1,327,336)	$(511,900)

Black-Scholes model variables:
Volatility	188.71 – 266.73%	364.6-390.59%
Dividends	-	-
Risk-free interest rates	0.20%	0.35-0.43%
Term (years)	10	10

c.)   Stock options

The Company accounts for options in accordance FASB ASC 718-40.  Options are valued upon issuance, and re-valued at each financial statement reporting date, utilizing the Black-Scholes valuation model.   Option expense is recognized over the requisite service period of the related option award. Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our options and option assumptions for the six months ended June 30, 2010 and 2009:

	June 30,
	2010	2009
Number of vested options outstanding	52,250,000	35,500,000
Value at June 30	$348,426	$209,783
Number of options issued during the period	13,250,000	-
Value of options issued during the period	$79,442	-
Number of options recognized during the period
pursuant to SFAS 123(R)	-	-
Value of options recognized during the period
pursuant to SFAS 123(R)	$-	$-
Revaluation (gain) loss during the period	$124,358	$35,047

Black-Scholes model variables:
Volatility	188.71-266.73%	203.65% - 386.12%
Dividends	-	-
Risk-free interest rates	0.20%	1.55 - 2.41%
Term (years)	0.002-5.00	0.62 -4.93

Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $17,228 for doubtful accounts receivable at June 30, 2010, and $3,574 at December 31, 2009. Actual losses on accounts receivable were $0 for 2010 and 2009. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the three and six months ended June 30, 2010 and 2009.

This discussion may contain forward looking-statements that involve risks and uncertainties. Our actual results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenue

Revenue increased by $521,023, or  approximately 30%, to $2,288,946 for the three months ended June 30, 2010 from $1,767,923 during  the three months ended June 30, 2009. We recorded sizable sales increases in  Specialty, Meat/Game, Poultry, Produce, and Seafood which increased 59%, 8%, 10%, 12%, 6% respectively partially offset by declines in cheese and produce. We continue to assess the potential of new revenue sources from the manufacture and sale of proprietary food products and additional sales channel opportunities and will implement that strategy if, based on our analysis, we deem it beneficial to us.

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

Cost of goods sold

Our cost of goods sold  for the three months ended June 30, 2010 was $1,815,062, an increase of $430,396 or approximately 31%  compared to cost of goods sold  of $1,384,666 for the three months ended June 30, 2009. Cost of goods sold increased because of the costs involved in fulfilling additional sales   made and is primarily comprised  of the following expenses for the three months ended June 30, 2010: cost of goods sold of specialty meat, game, cheese, poultry and other sales categories in the amount of $1,246,370, and shipping expenses in the amount of $502,169.  Shipping costs increased by $126,241 in  2010 versus 2009, while cost of specialty meat, game, cheese poultry and other sales categories increased by $256,387.  For the three months ended June 30, 2010 the gross margin was 21% as compared to 22% for the three months ended June 30, 2009.

Selling, general and administrative expenses

Selling, general and administrative expenses were $552,273 for the three months ended  June 30, 2010, an increase of $57,244, or approximately 12%, compared to $495,029 for the three months ended June 30, 2009.  The increase was due mainly to increases in  non-cash stock option revaluation expense, which is the result of the Company’s higher stock price. This results in a higher recorded option value  under GAAP rules.  The primary components of selling, general, and administrative expenses for the three months ended June 30, 2010 were payroll and related costs of $201,436;  consulting and professional fees of $114,864; non-cash compensation in the amount of $53,541; change in fair value of the option liability of $39,998; facilities costs of $24,724; office expense of $20,007; travel expense of $16,820; commission expense of $11,947; insurance costs of $11,249;   software expense of $8,841; and amortization and depreciation of $6,857. We expect our legal fees to decrease in 2010 and our accounting fees to remain in 2010 constant as we have primarily addressed the SEC’s comments to our previous filings.  We do however expect to increase our spending on advertising and marketing, which are expensed when incurred, and web development fees in 2010.

Interest expense

Interest expense increased by $15,891, or approximately 20%, from $78,596 during the three months ended June 30, 2009 to $94,487 for the three months ended June 30, 2010. Interest expense increased during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 as the result of the amortization of the discount on the notes payable.

Fair Value of warrants issued

During the three months ended June 30, 2010, the Company extended the expiration date of warrants to purchase an aggregate of 200,200,000 shares of common stock. The Company valued the extension of these warrants at $813,824, which the Company charged to operations during the three months ended June 30, 2010.  There is no comparable activity for the three months ended June 30, 2009.

Gain and loss from change in fair value of warrant liability

At June 30, 2010, the Company has outstanding warrants to purchase an aggregate 273,200,000  shares of the Company’s common stock.  The Company valued this warrant liability at June 30, 2010, at $1,737,557.    This revaluation resulted in a loss of $143,164,  which the Company charged to operations during the three months ended June 30, 2010.  This is a decrease of $821,530  or approximately 85% compared to a loss of $964,694  from the revaluation of the warrant liability which the Company recorded during the three months ended June 30, 2009.

Gain and loss from change in fair value of conversion option liability

At June 30, 2010, the Company had outstanding a liability to issue an aggregate of 344,248,800 shares of the Company’s common stock pursuant to convertible notes payable.  The Company revalued this liability at June 30, 2010 at $2,634,031.  This revaluation resulted in a loss of $506,149,  which the Company included in operations for the three months ended June 30, 2010.  This is a decrease  of $351,351 or approximately 41% compared to a loss of $857,500  from the revaluation of the conversion option liability which the Company recorded during the three months ended June 30, 2009.

Net Income

For the reasons stated above, net loss for  the three months ended June 30, 2010 was $1,636,013, a decrease of $375,549 compared to a  net loss of $2,012,562, during the three months ended June 30, 2009. It is important to  note that  a substantial portion of these gains and losses are the result of non-cash items, such as the revaluation of warrant liability, option liability, and conversion option liability, as well as the gain and loss on the extinguishment of debt.  These non-cash items of income and expense  had no direct impact on our cash flows during the periods ended June 30, 2010 or 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenue

Revenue increased by $1,228,309, or  approximately 37%, to $4,596,907 for the six months ended June 30, 2010 from $3,368,598 during  the six months ended June 30, 2009. We recorded sizable sales increases across our Specialty, Meat/Game, Poultry, Produce, Seafood with sales increases of 62%, 26%, 19%, 14%, 11% respectively, partially offset by declines in cheese . We continue to assess the potential of new revenue sources from the manufacture and sale of proprietary food products and additional sales channel opportunities and will implement that strategy if, based on our analysis, we deem it beneficial to us.

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

See "Transactions with Major Customers" and the SEC's mandated FR-60 disclosures following the "Liquidity and Capital Resources" section for a further discussion of the significant customer concentrations, loss of significant customer, critical accounting policies and estimates, and other factors that could affect future results.

Cost of goods sold

Our cost of goods sold  for the six months ended June 30, 2010 was $3,584,788, an increase of $1,012,428 or approximately 39%  compared to cost of goods sold  of $2,572,360 for the six months ended June 30, 2009. Cost of goods sold increased because of the costs involved in fulfilling additional sales   made and is primarily comprised  of the following expenses for the six months ended June 30, 2010: cost of goods sold of specialty meat, game, cheese, poultry and other sales categories in the amount of $2,438,826, and shipping expenses in the amount of $1,000,529.  Shipping costs increased by $336,491 in  2010 versus 2009, while cost of specialty meat, game, cheese poultry and other sales categories increased by $557,890.  For the six months ended June 30, 2010 the gross margin was 22% as compared to 24% for the six months ended June 30, 2009. The 2% decrease in the gross margin was the result of a fuel surcharge that was not passed on to the customers.

Selling, general and administrative expenses

Selling, general and administrative expenses were $1,093,638 for the six months ended  June 30, 2010, an increase of $299,473, or approximately 38%, compared to $794,165 for the six months ended June 30, 2009.  The increase was due mainly to increases in  non-cash stock option revaluation expense, which is the result of the Company’s higher stock price. This results in a higher recorded option value  under GAAP rules.  The primary components of selling, general, and administrative expenses for the six months ended June 30, 2010 were payroll and related costs of $442,274;   consulting and professional fees of $185,342; change in fair value of the option liability of $124,358; non-cash compensation in the amount of $91,442; facilities costs of $71,507; insurance costs of $52,452;   software expense of $30,360; office expense of $26,359; travel expenses of $24,503; commission expense of $21,078; and amortization and depreciation of $14,617.  We expect our legal fees to decrease in 2010 and our accounting fees to remain constant  in 2010 as we have primarily addressed the SEC’s comments to our previous filings.  We do however expect to increase our spending on advertising and marketing, which are expensed when incurred, and web development fees in 2010.

Interest expense

Interest expense decreased by $17,868, or approximately 10%, from $189,765 during the six months ended June 30, 2009 to $171,897 for the six months ended June 30, 2010. Interest expense decreased during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 as the result of the negotiation of an extension of the maturity dates of notes payable in the aggregate of $587,000, at this time the Company also negotiated the default interest rate and the noteholders agreed to the original interest rate of 8% (see note 9).

Fair Value of warrants issued

During the six months ended June 30, 2010, the Company extended the expiration date of warrants to purchase an aggregate of 132,000,000 shares of common stock.  The Company valued this extension at $134,216. During the six months ended June 30, 2010, the Company extended the expiration date of warrants to purchase an aggregate of 200,200,000 shares of common stock. The Company valued the extension of these warrants at $813,824, which the Company charged to operations during the six months ended June 30, 2010.   There is no comparable activity for the three months ended June 30, 2009.

Gain and loss from change in fair value of warrant liability

At June 30, 2010, the Company has outstanding warrants to purchase an aggregate 273,200,000  shares of the Company’s common stock.  The Company valued this warrant liability at June 30, 2010, at $1,737,557.    This revaluation resulted in a loss of $157,664,  which the Company charged to operations during the six months ended June 30, 2010.  This is a decrease of $96,619  or approximately 38% compared to a loss of $254,283  from the revaluation of the warrant liability which the Company recorded during the six months ended June 30, 2009.

Gain and loss from change in fair value of conversion option liability

At June 30, 2010, the Company had outstanding a liability to issue an aggregate of 344,248,800 shares of the Company’s common stock pursuant to convertible notes payable.  The Company revalued this liability at June 30, 2010 at $2,634,502.  This revaluation resulted in a loss of $1,327,336,  which the Company included in operations for the six months ended June 30, 2010.  This is an increase  of $815,436 or approximately 159% compared to a loss of $511,900  from the revaluation of the conversion option liability which the Company recorded during the six months ended June 30, 2009.

Net Loss

For the reasons stated above, net loss for  the six months ended June 30, 2010 was $2,686,456, an increase of $1,955,237 compared to a net loss of $731,219, during the six months ended June 30, 2009. It is important to  note that  a substantial portion of these gains and losses are the result of non-cash items, such as the revaluation of warrant liability, option liability, and conversion option liability, as well as the gain and loss on the extinguishment of debt.  These non-cash items of income and expense  had no direct impact on our cash flows during the periods ended June 30, 2010 or 2009.

Liquidity and Capital Resources

As of June 30, 2010, the Company had current assets of $853,462, consisting of cash of $284,484, trade accounts receivable of $391,784,  loans receivable of $140,550, inventory of $31,224, and other current assets of  $5,420.  Also, at June 30, 2010, the Company had current liabilities of  $7,702,173, consisting of accounts payable and accrued liabilities of $959,169 (of which $166,845 is payable to a related party); accrued interest of  $601,966; accrued interest – related parties of $183,852; current portion of notes payable, net of discounts of $891,200; current portion of notes payable – related parties, net of discounts of $345,500; warrant liability of $1,7367,557; option liability of $348,427; and conversion option liability of $2,634,502.  This resulted in a working capital deficit of $6,612,613.

During the six months ended June 30, 2010, the Company had cash provided by operating activities of $180,180. The Company had the following non-cash items during the period:  non-cash costs of  $14,618 for depreciation and amortization, $1,033,482 for non-cash compensation,  $61,744 for the amortization of the discount on accrued interest, $1,327,336 for the revaluation of the conversion option liability, and $33,667 for the amortization of the discount on notes payable; $157,664 for the revaluation of the warrant liability, and $124,358 for the revaluation of the option liability.  The Company also had a change in the components of working capital during the period that generated a increase in of cash in the amount of  $113,767.

The Company had cash used by investing activities  of $5,579 during the six months ended June 30, 2010, which consisted of payments made for the acquisitions of property and equipment of $8,079, partially offset by principal payments received on a loan receivable of $2,500.

The Company had cash used by financing activities of $34,882 during the six months ended June 30, 2010, which consisted of  principal payments on debt.

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

ITEM 4 - CONTROLS AND PROCEDURES

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

This quarterly report  does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the small-company exemption to the requirements of Section 404(b) of the Sarbanes-Oxley Act.

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

SIGNATURE	TITLE	DATE

/s/Sam Klepfish Sam Klepfish	Chief Executive Officer	August 16, 2010

/s/ John McDonald John McDonald	Principal Financial Officer	August 16, 2010