Form 10-Q
period 2010-09-30
INNOVATIVE FOOD HOLDINGS INC
filed 2010-11-12
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date:  216,385,103 Common Shares outstanding at November 3, 2010.

INNOVATIVE FOOD HOLDINGS, INC.

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
ASSETS	(Unaudited)
Current assets

Cash and cash equivalents	$378,480	$144,765
Accounts receivable, net	340,646	339,206
Loan receivable, net	138,050	143,050
Inventory	36,095	19,075
Other current assets	10,188	6,120

Total current assets	903,459	652,216

Property and equipment, net	21,102	33,698

Total assets	$924,561	$685,914

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Accounts payable and accrued liabilities	$822,195	$695,361
Accrued liabilities - related parties	169,844	160,845
Accrued interest, net	613,576	576,933
Accrued interest - related parties, net	190,822	170,144
Notes payable, net of discount	916,544	918,907
Notes payable - related parties	345,500	345,500
Warrant liability	1,462,678	631,853
Options liability	352,030	144,627
Conversion option liability	2,442,844	1,384,992
Total current liabilities	7,316,033	5,029,162

Note payable - long term portion	-	27,718
Total liabilities	7,316,033	5,056,880

Stockholders’ deficiency
Common stock, $0.0001 par value; 500,000,000 shares authorized;
216,385,103 shares issued and 202,385,103 shares outstanding at
September 30, 2010; 194,638,638 shares issued and 184,638,638
shares outstanding at December 31, 2009	21,639	19,464
Additional paid-in capital	2,516,418	2,197,413
Accumulated deficit	(8,929,529)	(6,587,843)
Total stockholders’ deficiency	(6,391,472)	(4,370,966)

Total liabilities and stockholders’ deficiency	$924,561	$685,914
 See notes to the consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Revenue	$2,361,192	$1,891,316	$6,958,099	$5,259,914

Cost of goods sold	1,867,714	1,451,934	5,452,502	4,024,294
Gross profit	493,478	439,382	1,505,597	1,235,620

Selling, general and administrative expenses	459,843	275,887	1,553,481	1,070,052
Total operating expenses	459,843	275,887	1,553,481	1,070,052

Operating profit (loss)	33,432	163,495	(48,087)	165,568

Other (income) expense:
Interest expense, net	104,374	99,462	276,271	289,227
Gain on extinguishment of debt	-	-	-	(222,656)
Fair value of warrants issued in excess of discount on notes	-	-	948,040	-
Gain from change in fair value of warrant liability	(274,879)	(777,595)	(117,215)	(523,312)
Loss (gain) from change in fair value of conversion option liability	(140,630)	(732,928)	1,186,706	(221,028)
Total other (income) expense	(311,135)	(1,411,061)	2,293,802	(677,769)

Income (loss) before income taxes	344,770	1,574,556	(2,341,686)	843,337

Income tax expense	-	-	-	-

Net income ( loss)	$344,770	$1,574,556	$(2,341,686)	$843,337

Net income (loss) per share – basic	$0.002	$0.008	$(0.012)	$0.004

Net income (loss) per share – diluted	$0.000	$0.001	$(0.012)	$0.001

Weighted average shares outstanding – basic	199,615,538	194,638,638	194,750,711	189,817,233

Weighted average shares outstanding – diluted	706,607,190	684,679,238	194,750,711	679,857,833

See notes to the consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(UNAUDITED)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$(2,341,686)	$843,337
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	20,674	24,632
Gain on extinguishment of debt	-	(222,656)
Fair value of common stock issued to consultants	6,000	11,200
Fair value of extension in term of warrants issued to noteholders	948,040	-
Fair value of stock options vested by officers and directors	125,862	-
Amortization of discount on notes payable	66,247	62,100
Amortization of discount on accrued interest	95,707	97,093
Allowance for bad debt	22,165	-
Change in fair value of warrant liability	(117,215)	(523,312)
Change in fair value of option liability	81,541	(49,268)
Change in fair value of conversion option liability	1,186,706	(221,028)
Changes in assets and liabilities:
Accounts receivable	(23,605)	(29,480)
Inventory and other current assets, net	(21,088)	(39,965)
Accrued liability and accrued interest - related party, net	33,777	49,220
Accounts payable and accrued interest	214,044	(2,879)
Net cash provided by (used in) operating activities	297,169	(1,006)

Cash flows from investing activities:
Principal payments received on loan	5,000	3,950
Acquisition of property and equipment	(8,078)	(7,540)
Net cash used in investing activities	(3,078)	(3,590)

Cash flows from financing activities:
Principal payments on debt	(60,376)	(11,976)
Net cash used in financing activities	(60,376)	(11,976)

Net increase (decrease) in cash and cash equivalents	233,715	(16,572)

Cash and cash equivalents at beginning of period	144,765	160,545

Cash and cash equivalents at end of period	$378,480	$143,973

See notes to the consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(UNAUDITED) (continued)

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$675	$-

Taxes	$-	$-

Revaluation of conversion option liability	$1,189,706	$(221,028)

Revaluation of warrant liability	$(117,215)	$(523,312)

Revaluation of option liability	$81,541	$(49,268)

Common stock issued for consulting contract	$6,000	$16,250

Extension of the term of warrants held by note holders	$948,040	$-

Conversion of notes payable and accrued interest to common stock	$84,982	$21,058

Common stock issued in error, to be cancelled	$400	$-

Common stock issued to employees	$-	$1,200
See notes to the consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

For The Gourmet, through its website, and through additional sales channels, provides the highest quality gourmet food products to the retail consumer market under the For The Gourmet line at and to the professional chef market under the For The Gourmet Pro line.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Interim Financial Information

The accompanying unaudited interim consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-K for the year ended December 31, 2009. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results of operations to be expected for the full year.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned operating subsidiary, Food Innovations, Inc. and its other wholly-owned subsidiaries FII, FNM, GFG and For The Gourmet. All material intercompany transactions have been eliminated upon consolidation of these entities.

Revenue Recognition

The Company recognizes revenue upon product delivery.  We ship all our products either overnight shipping terms or three day shipping terms to the customer and the customer takes title to product and assumes risk and ownership of the product when it is delivered.  Shipping charges to customers  are included in revenues.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

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

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  Accounts receivable are presented net of an allowance for doubtful accounts of $22,165 and $3,574 at September 30, 2010 and December 31, 2009, respectively.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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
September 30, 2010
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

As of September 30, 2010, the Company’s management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred advertising costs in the amount of $8,727 and $991 for the three months ended September 30, 2010 and 2009, respectively. The Company incurred advertising costs in the amount of $18,293 and $9,116 for the nine months ended September 30, 2010 and 2009, respectively.

Basic and Diluted Income (Loss) Per Share

In accordance with FASB ASC 260-10-45, "Earnings Per Share," the basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders less preferred dividends by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive.

Diluted loss per share was not separately computed for the  nine months ended September 30, 2010 as the effect would be to reduce loss per share.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Diluted earnings per shares was computed as follows for the three months ended September 30, 2010:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$344,770	199,615,538	$0.002

Effect of Dilutive Securities:

Conversion of notes and interest to common stock:
Additional shares reserved for assured conversion		503,991,652
Decrease in interest expense due to assured conversion	104,171
Remove gain on revaluation of conversion option liability	(360,888)

Shares accrued, not yet issued	-	3,000,000

Diluted earnings per share	$88,053	706,607,190	$0.000

Anti-dilutive shares for the three months ended September 30, 2010:

The following warrants  were not included in fully diluted earning per share because the exercise prices of the warrants were greater than the average market price of the Company’s common stock:

18,500,000 shares at an exercise price of $0.011 per share; 74,000,000 shares at an exercise price of $0.0115 per share; and 1,000,000 shares at an exercise price of $0.012 per share.

The following options  were not included in fully diluted earning per share because the exercise prices of the options were greater than the average market price of the Company’s common stock:

20,000,000 shares at $0.007 per share; 6,625,000 shares at $0.008 per share; 6,625,000 shares at $0.009 per share; and 6,625,000 shares at $0.010.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

The following options  were not included in fully diluted earning per share because the exercise prices of the options were greater than the average market price of the Company’s common stock:

15,000,000 shares at $0.005 per share and 20,000,000 shares at $0.007 per share.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

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

Liquidity

As reflected in the accompanying consolidated financial statements, the Company had net income of $344,770 and $1,574,556 for the three months ended September 30, 2010 and 2009, respectively, and a net loss of $2,341,686 and net income of $843,337 for the nine months ended September 30, 2010 and 2009, respectively.  This  variance was principally due to non-cash adjustments made concerning the changes in the amount of liabilities related to the values of warrants, stock options, and conversion options rather than to differences in actual operating results. The Company had an accumulated deficit of $8,929,529  at September 30, 2010.  In addition, the Company’s current liabilities exceeded its current assets by  $6,412,574 as of September 30, 2010. Consequently, its operations are subject to all risks inherent in the operation of or insolvent business enterprise.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

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

By adjusting its operations and development to the level of available resources, management believes it has sufficient capital resources to meet projected cash flow for operations through the next twelve months. The Company also intends to increase market share and cash flow from operations by focusing its sales activities although not to repay outstanding debt on specific market segments. However, if thereafter, the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms it finds acceptable, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.  Currently, we do not have any material long-term obligations other than those described in Note 9 to the financial statements included in this report, nor have we identified any long-term obligations that we contemplate incurring in the near future. As we seek to increase our sales of perishables, as well as identify new and other consumer oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

The independent auditors report on our December 31, 2009 financial statements state that our recurring losses raise substantial doubts about our ability as a going concern.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash  in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated FDIC insurance limit currently $250,000. At September 30, 2010 and 2009, trade receivables from the Company’s largest customer amounted to 97% and 93%, respectively, of total trade receivables.  During the nine months ended September 30, 2010 and 2009 over 96% of our revenues came from one customer.

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

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

In August 2005, the Company’s commitments to issue shares of common stock first exceeded its common stock authorized. At this time, the Company began to value its stock options via the liability method of accounting. Pursuant to guidance in ASC 780-10 the cost of these options are valued via the Black-Scholes valuation method when issued, and re-valued at each reporting period.  The gain or loss from this revaluation is charged to compensation expense during the period.  Options expense and gain or loss on revaluation during the three and nine months ended September 30, 2010 and 2009 are summarized in the table below:

	For the Three Months		For the Nine Months
	September 30,		September 30,
	2010	2009	2010	2009

Option expense	$46,420	$-	$125,862	$-

Loss (gain) on revaluation of options	$(42,817)	$(84,314)	$81,541	$(49,267)

Options outstanding as of December 31, 2009, and changes during the nine months ended September 30, 2010 are presented below:

	Number of	Weighted Average
	Shares	Exercise Price
Options outstanding at December 31, 2009	53,000,000	$	(a)
Granted	10,500,000		(b)
Exercised	-		-
Cancelled/Expired	-		-

Options outstanding at September 30, 2010	63,500,000	$	(c)
Non-vested	6,625,000		(d)
Vested	56,875,000		$0.007

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

(d) Consists of unvested options to purchase 6,625,000 shares at a price of 120% of the closing market price on the date of vesting.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Aggregate intrinsic value of options outstanding and options exercisable at September 30, 2010 was $46,263. Aggregate intrinsic value represents the difference between the company's closing stock price on the last trading day of the fiscal period, which was $0.0075 at September 30, 2010, and the exercise price multiplied by the number of options outstanding. The total fair value of options vested was $46,420 and $125,862 for the three and nine month periods ended September 30, 2010, respectively.  As of September 30, 2010, options to purchase 6,625,000 shares of common stock are unvested. The exercise price of these options will be 120% of the Company’s stock price on the date of vesting.  These shares would be valued at a total of $59,625 based upon the Company’s stock price at September 30, 2010.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has reported net income of $344,770  and a net loss of $2,341,686  for the three and nine months ended September 30, 2010, respectively, and  had an accumulated deficit of  $8,929,529 as of September 30, 2010.  The Company’s net loss for the nine months ended September 30, 2010 of  $2,341,686 was generated primarily by non-cash transactions, including non-cash expenses of $1,186,706 for the revaluation of the conversion option liability, and $948,040  for the value of the discount on the convertible notes payable in excess of the fair value of the convertible notes payable. The Company cannot be certain that anticipated revenues from operations will be sufficient to satisfy its ongoing capital requirements.  Management believes the Company will generate sufficient capital from operations and from debt and equity financing in order to satisfy current liabilities in the succeeding twelve months.  Management’s belief is based on the Company’s operating plan, which in turn is based on assumptions that may prove to be incorrect.  If the Company’s financial resources are insufficient the Company may require additional financing in order to execute its operating plan and continue as a going concern.  The Company cannot predict whether this additional financing will be in the form of equity or debt, or in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations. The Company has not made any adjustments to the financial statements which would be necessary should the Company not be able to continue as a going concern.

Significant Recent Accounting Pronouncements

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

3. ACCOUNTS RECEIVABLE

At September 30, 2010 and December 31, 2009, accounts receivable consists of:

	September 30, 2010	December 31, 2009
Accounts receivable from customers	$362,811	$342,780
Allowance for doubtful accounts	(22,165)	(3,574)
Accounts receivable, net	$340,646	$339,206

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

4.  LOAN RECEIVABLE

The balance of loan receivable consisted of a loan to Pasta Italiana, Inc. (“Pasta”) in the net carrying amount of $138,050 at September 30, 2010 and $143,050 at December 31, 2009, which are classified as current asset in both periods, respectively.  This note bears interest at the rate of 15% per annum, payable in shares of Pasta stock.  The loan was renegotiated during the twelve months ended December 31, 2008, and resulted in the Company recognizing an impairment to the loan in the amount of $142,124, which was charged to operations during the year ended December 31, 2008.  This impairment was based upon the renegotiated principal and interest amount due the Company. During the three and nine months ended September 30, 2010, the Company received payments in the amount of $2,500 and $5,000 on this note.

5. INVENTORY

Inventory consists of molecular gastronomy products, honey, and meat glue which is warehoused in Naples, Florida; and prepaid Kobe products held by our meat vendors.

6. PROPERTY AND EQUIPMENT

A summary of property and equipment at September 30, 2010 and December 31, 2009, is as follows:

	September 30, 2010	December 31, 2009
Computer equipment	$314,173	$305,794
Furniture and fixtures	67,298	67,298
	381,471	373,092
Less accumulated depreciation and amortization	(360,369)	(339,394)
Total	$21,102	$33,698

Depreciation and amortization expense amounted to $4,970 and $7,305, respectively, for the three months ended September 30, 2010 and 2009. Depreciation and amortization expense amounted to $20,674 and $24,631, respectively, for the nine months ended September 30, 2010 and 2009.

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
Trade payables	$802,222	$689,075
Accrued payroll and commissions	19,973	6,286
Total accounts payable and accrued liabilities - non-related parties	$822,195	$695,361

At September 30, 2010 and December 31, 2009, accrued liabilities to related parties in the amount of $169,845 and $160,845, respectively, consisted of accrued payroll and payroll related benefits.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

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

During the three months ended September 30, 2010 and 2009, the amounts of $33,492, and $35,252, respectively, were credited to additional paid-in capital as a discount on convertible interest. The aggregate amount of discounts on convertible interest charged to operations during the three months ended September 30, 2010 and 2009 was $33,482 and $26,998, respectively.

During the nine months ended September 30, 2010 and 2009, the amounts of $101,344, and $105,170, respectively, were credited to additional paid-in capital as a discount on convertible interest. The aggregate amount of discounts on convertible interest charged to operations during the nine months ended September 30, 2010 and 2009 was $95,707 and $97,125, respectively.

At September 30, 2010 and December 31, 2009, the Company has the following accrued interest on its balance sheet:

September 30, 2010:	Gross	Discount	Net
Non-related parties	$655,350	$(41,774)	$613,576
Related parties	190,822	-	190,822
Total	$846,172	$(41,774)	$804,398

December 31, 2009:	Gross	Discount	Net
Non-related parties	$611,416	$(34,483)	$576,933
Related parties	170,144	-	170,144
Total	$781,560	$(34,483)	$747,077

Certain of the accrued interest is convertible in to shares of the Company’s common stock at prices ranging from $0.005 to $0.010 per share. At September 30, 2010, convertible accrued interest was $809,180 which is convertible into 158,105,360 shares of common stock; at December 31, 2009, convertible accrued interest was $749,055 which was convertible into 146,559,160 shares of common stock.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

9. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

September 30, 2010	December 31, 2009
Convertible note payable in the original amount of $350,000 to Alpha Capital Aktiengesselschaft (“Alpha Capital”), dated February 25, 2005. This note consists of $100,000 outstanding under a previous note payable which was cancelled on February 25, 2005, and $250,000 of new borrowings. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities. This note entered technical default status on May 16, 2005. The note originally carried interest at the rate of 8% per annum, and was due in full on February 24, 2007. Upon default, the note’s interest rate increased to 15% per annum, and the note became immediately due. During the three months ended June 30, 2009, the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $250,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a conversion price of $0.005 per share. Interest in the amount of $6,956 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $20,641 and $26,596 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively.  During the twelve months ended December 31, 2006 the note holder converted $5,000 into shares of common stock. During the twelve months ended December 31, 2006 the holder of the note converted $27,865 of accrued interest into common stock. This note is past due at December 31, 2008. This note was previously extended until January 1, 2010. During the three months ended June 30, 1010, the noteholder has agreed to further extend the maturity date of this note until April 15, 2011.
$345,000	$345,000

Convertible note payable in the original amount of $100,000 to Joel Gold, a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible by the holder into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $100,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004 and 2005. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share. Interest in the amount of $504 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $1,495 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively. During the twelve months ended December 31, 2006, $75,000 of the principal amount was converted into common stock. This note is past due at September 30, 2010  and December 31, 2009.
25,000	25,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

September 30, 2010	December 31, 2009
Convertible note payable in the original amount of $85,000 to Briolette Investments, Ltd, dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on March 11, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $85,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006.  On December 21, 2006, this note was transferred to Whalehaven Capital Fund, Ltd. (“Whalehaven”).  Accrued interest is convertible by the holder into common stock of the Company at a price of $0.005 per share. Interest in the amount of $766 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $2,273 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively. During the twelve months ended December 31, 2005, the note holder converted $44,000 of the note payable into common stock. During the twelve months ended December 31, 2006, the Company made a $3,000 cash payment on the principal amount of the note. During the year ended December 31, 2009, the noteholder agreed to extend the maturity date to February 15, 2010.  During the three months ended June 30, 1010, the noteholder has agreed to extend the maturity date of this note until April 15, 2011.
38,000	38,000

Convertible note payable in the amount of $80,000 to Brown Door, Inc., dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on March 11, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $80,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share. Interest in the amount of $1,614 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $4,789 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively.   This note is past due at September 30, 2010  and December 31, 2009.
80,000	80,000

Convertible note payable in the amount of $50,000 to Whalehaven dated February 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisites numbers of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities. This note is in technical default as of May 16, 2005. The note originally carried interest at the rate of 8% per annum, and was due in full on February 24, 2007. Upon default, the note’s interest rate increased to 15% per annum, and the note became due immediately. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in May, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $807 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $2,394 and $3,085 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively.  During the twelve months ended December 31, 2006, $10,000 of principal and $589 of accrued interest was converted into common stock. This note is past due at December 31, 2008. During the year ended December 31, 2009, the noteholder agreed to extend the maturity date to February 15, 2010. During the three months ended June 30, 2010, the noteholder agreed to extend the maturity date to April 15, 2011.
40,000	40,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

September 30, 2010	December 31, 2009
Convertible note payable in the amount of $50,000 to Oppenheimer & Co.,  Custodian for Joel Gold IRA, a related party, dated March 14, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $1,009 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of  $2,994 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively.   This note is past due at September 30, 2010 and December 31, 2009.
50,000	50,000

Convertible note payable in the original amount of $30,000 to Huo Hua dated May 9, 2005. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005 and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $404 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $1,199 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively.  During the twelve months ended December 31, 2006, the note holder converted $10,000 of principal into common stock. This note is past due at September 30, 2010 and December 31, 2009.
20,000	20,000

Convertible note payable in the amount of $25,000 to Joel Gold a board member and related party, dated January 25, 2005. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on January 25, 2007. The note is convertible into common stock of the Company at a conversion of $0.025 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005, 2006, and 2007. Accrued interest is convertible into common stock of the Company at a price of $0.025 per share. Interest in the amount of $504 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $1,495 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively.  This note is past due at September 30, 2010 and December 31, 2009.
25,000	25,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

September 30, 2010	December 31, 2009
Convertible note payable in the amount of $25,000 to The Jay & Kathleen Morren Trust dated January 25, 2005. The note bears interest at the rate of 6% per annum, has no provisions for a default or past due rate and was due in full on January 25, 2007. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005, 2006, and 2007. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $377 was accrued on this note during the three months ended September  30, 2010 and 2009, respectively. Interest in the amount of $1,119 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively.  This note is past due at September 30, 2010 and December 31, 2009.
25,000	25,000

Convertible note payable in the amount of $10,000 to Lauren M. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.01 per share . A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $202 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $599 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively.  This note is past due at September 30, 2010 and December 31, 2009.
10,000	10,000

Convertible note payable in the amount of $10,000 to Richard D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $202 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $599 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively.  This note is past due at September 30, 2010 and December 31, 2009.
10,000	10,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

September 30, 2010	December 31, 2009
Convertible note payable in the amount of $10,000 to Christian D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $202 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $599 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively.  This note is past due at September 30, 2010 and December 31, 2009.
10,000	10,000

Convertible note payable in the amount of $10,000 to Andrew I. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $202 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $599 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively.  This note is past due at September 30, 2010 and December 31, 2009.
10,000	10,000

Convertible note payable in the amount of $8,000 to Adrian Neilan dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and is due in full on October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $8,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $161 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $478 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively.   This note is past due at September 30, 2010 and December 31, 2009.
8,000	8,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

September 30, 2010	December 31, 2009
Convertible note payable in the amount of $5,000 to Matthias Mueller dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $5,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $101 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $300 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively.  This note is past due at September 30, 2010 and December 31, 2009.
5,000	5,000

Convertible note payable in the amount of $120,000 to Alpha Capital dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities. This note is in technical default as of November 13, 2005. The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $120,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $2,016 and $2,419 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $6,320 and $9,251 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively.  During the three months ended March 31, 2010, the noteholder converted principal in the amount of $20,000 into  common stock.  During the twelve months ended December 31, 2009, the  noteholder  agreed to extend the maturity date of this note until January 1, 2010.  In April 2010, the noteholder agreed to extend the maturity date of this note until June 15, 2010. This note is past due at September 30, 2010.
100,000	120,000

Convertible note payable in the amount of $30,000 to Whalehaven Capital dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities. This note was in technical default as of November 13, 2005. The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $576 and $605 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $1,766 and $2,312 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively.  During the three months ended September 30, 2010, the Company issued 4,400,000 shares of common stock for the conversion of $19,047 of accrued interest and $2,953 of principal.  During the year ended December 31, 2009, the noteholder agreed to extend the maturity date until February 15, 2010. In April, 2010, the noteholder agreed to extend the maturity date of this note until June 15, 2010. This note was past due at September 30, 2010.
27,047	30,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

September 30, 2010	December 31, 2009
Convertible note payable in the original amount of $25,000 to Asher Brand, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities. This note was in technical default as of November 13, 2005. The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. The note is convertible into common stock of the Company at a conversion of $0.005 per share . A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $303 and $362 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $949 and $1,496 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively.   During the twelve months ended December 31, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock, and during the twelve months ended December 31, 2008, the holder of the note converted an additional $3,000 of principal into common stock. During the twelve  months ended December 31, 2009, the holder converted $2,000 of principal and $1,058 of accrued interest into common stock.  During the three months ended March 31, 2010, the holder converted $3,000 of principal and $1,043 of accrued interest into common stock. The noteholder has agreed to extend the maturity date of this note until January 1, 2010.   During the three months ended June 30, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011.
15,000	18,000

Convertible note payable in the original amount of $25,000 to Momona Capital, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities. This note was in technical default at November 13, 2005. The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $213 and $362 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $810 and $1,385 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively.  During the twelve months ended December 31, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock, and during the twelve months need December 31, 2008, the holder of the note converted an additional $5,000 principal into common stock.  During the three months ended March 31, 2010, the holder of the note converted $5,000 of principal into common stock. During the three months ended September 30, 2010, the Company issued 1,000,000 shares of common stock for the conversion of $5,000 of principal.  In April 2009, the noteholder agreed to extend the maturity date of this note until January 1, 2010.  During the three  months ended June 30, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011.
8,000	18,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

September 30, 2010	December 31, 2009
Convertible note payable in the amount of $10,000 to Lane Ventures dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities. This note was in technical default at November 13, 2005. The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $121 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $359 and $461 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively.  During the twelve months ended December 31, 2006, the holder of the note converted $4,000 of principal and $1,467 of accrued interest into common stock. In April 2009, the noteholder has agreed to extend the maturity date of this note until January 1, 2010. During the three months ended June 30, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011.
6,000	6,000

Note payable in the amount of $120,000 to Alpha Capital, dated February 7, 2006. The note originally carried interest at the rate of 15% per annum, and was originally due in full on February 7, 2007. The Company was not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. During the three months ended September 30, 2007, the Company extended the due date of the notes one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholders to convert the notes and accrued interest into common stock of the Company at a rate of $0.005 per share. This note entered technical default on October 31, 2007. The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $95,588 and amortized this discount to interest expense when the note entered default status in October 2007. In January 2009, the Company extended this note to April 16, 2009. As consideration for the extension of this notes, the Company issued five-year warrants as follows: warrants to purchase 24,000,000 shares of common stock at $0.0115 per share; 6,000,000 shares of common stock at $0.011 per share; and 2,400,000 shares of common stock at $0.005 per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $126,465. This transaction was accounted for as an extinguishment of debt, and a loss of $126,465 was charged to operations during the twelve months ended December 31, 2008. Interest in the amount of $4,537 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $13,463 and $15,211 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively.  In April 2009, the noteholder agreed to extend this note to April 1, 2009.  During the three  months ended June 30, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011.
120,000	120,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

September 30, 2010	December 31, 2009
Note payable in the amount of $30,000 to Whalehaven Capital dated February 7, 2006. The note originally carried interest at the rate of 15% per annum, and was due in full on February 7, 2007. The Company was not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable. During the three months ended September 30, 2007, the Company extended the due date of the notes one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholders to convert the notes and accrued interest into common stock of the Company at a rate of $0.005 per share. This note entered technical default on October 31, 2007. The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $23,897 and amortized this discount to interest expense when the note entered default status in October 2007. On January 2009, the Company extended this note to April 16, 2009. As consideration for the extension of this notes, the Company issued five-year warrants as follows: warrants to purchase 6,000,000 shares of common stock at $0.0115 per share; 1,500,000 shares of common stock at $0.011 per share; and 600,000 shares of common stock at $0.005 per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $31,616. This transaction was accounted for as an extinguishment of debt, and a loss of $31,616 was charged to operations during the twelve months ended December 31, 2008. Interest in the amount of $1,134 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $3,390 and $3,736 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively. In April 2009, the noteholder agreed to extend this note to February 15, 2010. During the three months ended June 30, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011.
30,000	30,000

Note payable in the amount of $75,000 to Michael Ferrone, dated August 2, 2004. The note bears interest at the rate of 8% per annum, and was due in full on February 2, 2005. On September 30, 2008, this note was extended to December 31, 2009 in exchange for adding a convertibility feature to the note. This feature allows for conversion to common stock at a price of $0.005 per share. The Company valued this beneficial conversion feature at the amount of $89,945 using the Black-Scholes valuation model. $75,000 of this amount was charged to discount on the note; $4,001 of this discount was amortized to interest expense during the year ended December 31, 2008. During the three and nine months ended September 30, 2009, $18,937 and $33,157 was amortized to interest expense, respectively. Interest in the amount of $1,513 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $4,489 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively.  This note is past due at September 30, 2010.
75,000	75,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

	September 30, 2010	December 31, 2009
Note payable in the amount of $10,000 to Alpha Capital, dated May 19, 2006. The note originally carried interest at the rate of 15% per annum, and was originally due in full on November 19, 2006. The Company is not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at February 20 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable. During the three months ended June 30, 2009, the Company negotiated the default interest rate and the noteholder agreed to the application of the original interest rate, instead of the default rate beginning on April 1, 2009. During the three months ended September 30, 2007, the Company extended the due date of the notes one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholders to convert the notes and accrued interest into common stock of the Company at a rate of $0.005 per share. This note entered technical default on October 31, 2007. The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $7,966 and amortized this discount to interest expense when the note entered default status in October 2007. On March 12, 2008, the Company extended this note to March 4, 2009. As consideration for the extension of this notes, the Company issued five-year warrants as follows: warrants to purchase 2,000,000 shares of common stock at $0.0115 per share; 500,000 shares of common stock at $0.011 per share; and 200,000 shares of common stock at $0.005 per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $10,539. This transaction was accounted for as an extinguishment of debt, and a loss of $10,539 was charged to operations during the twelve months ended December 31, 2008. Interest in the amount of $377 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $1,119 and $1,243 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively. During the three months ended June 30, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011.
	10,000	10,000

Twenty-nine convertible notes payable in the amount of $4,500 each to Sam Klepfish, the Company’s CEO and a related party, dated the first of the month beginning on November 1, 2006. Pursuant to the Company’s employment agreement with Mr. Klepfish, the amount of $4,500 in salary is accrued each month to a note payable. These notes bear interest at the rate of 8% per annum and have no due date. These notes and accrued interest are convertible into common stock of the Company at a rate of $0.005 per share. Beneficial conversion features in the aggregate amount of $9,000 for the year ended December 31, 2006, $39,190 for the year ended December 31, 2007, $58,464 for the year ended December 31, 2008, and $8,100 for the three months ended March 31, 2009 were calculated using the Black-Scholes valuation model. Since these notes are payable on demand, the value of these discounts were charged immediately to interest expense. Interest in the amount of $2,632 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $7,810 and $7,638 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively.
	130,500	130,500

Note payable in the original amount of $25,787 to Microsoft Corporation dated May 3, 2006. The note bears interest at the rate of 9.7% per annum, and is payable in 60 monthly payments of $557 beginning October 1, 2006. Principal and interest in the amounts of $1,672 and $5,017 were paid on this note during the three and nine months ended September 30, 2010 and 2009, respectively.	6,347	10,723

Convertible note payable in the amount of $200,000 to Alpha Capital, dated December 31, 2008. This note bears interest at the rate of 8% per annum, and is due in full on December 31, 2011. Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share. Also issued with this note are warrants to purchase 40,000,000 shares of the Company’s common stock at a price of $0.005 per share. The Company calculated a discount to the note in the amount of $200,000, and recorded $5,591 and $10,943 amortization for this discount during the three and nine months ended September 30, 2010. Interest in the amount of $2,905 and $4,033 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $9,937 and $11,967 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively. During the twelve months ended December 31, 2009,  the Company made an $8,000 payment on the principle of this note. During the nine months ended September 30, 2010, the Company made $56,000 in principal payments on this note.
	128,000	184,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

September 30, 2010	December 31, 2009
Convertible note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $230,000 to Alpha Capital, dated January 1, 2009. This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011. Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share. The Company calculated a discount to the note in the amount of $230,000, and recorded $18,882 and $38,692 amortization for this discount during the three and nine months ended September 30, 2009, respectively. Interest in the amount of $4,638 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $13,763 and $13,712 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively.
230,000	230,000

Convertible note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $38,000 to Whalehaven Capital, dated January 1, 2009. This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011. Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share. The Company calculated a discount to the note in the amount of $38,000, and recorded $3,120 and $6,393 amortization for this discount during the three and nine months ended September 30, 2010.  Interest in the amount of $1,436 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $4,261 and $4,245 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively.
38,000	38,000

Convertible note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $25,310 to Asher Brand, dated January 1, 2009. This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011. Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share. The Company calculated a discount to the note in the amount of $25,310, and recorded $2,078 and $4,258 of amortization for this discount during the three and nine  months ended September 30, 2010. Interest in the amount of $510 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $1,513 and $1,507 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively.
25,310	25,310

Convertible note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $25,310 to Momona Capital, dated January 1, 2009. This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011. Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share. The Company calculated a discount to the note in the amount of $25,310, and recorded $2,078 and $4,258 of amortization for this discount during the three and nine months ended September 30, 2010. Interest in the amount of $510 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $1,513 and $1,507 was accrued on this note during the nine months ended September 30, 2010 and 2009, respectively.
25,310	25,310

Convertible note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $10,124 to Lane Ventures, dated January 1, 2009. This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011. Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share. The Company calculated a discount to the note in the amount of $10,124, and recorded $831 and $1,703 amortization for this discount during the three and nine months ended September 30, 2010, respectively. Interest in the amount of $205 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $608 and $606 was accrued on this note during the nine months ended September, 2010 and 2009, respectively.
10,124	10,124
$1,685,638	$1,781,967

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

	Note	Unamortized	Net of
September 30, 2010:	Amount	Discounts	Discount
Notes payable - current portion	$1,340,138	$(423,594)	$916,544
Notes payable - related parties, current portion	345,500	-	345,500
Total	$1,685,638	$(423,594)	$1,262,044

	Note	Unamortized	Net of
December 31, 2009:	Amount	Discounts	Discount
Notes payable - current portion	$1,014,907	$(96,000)	$918,907
Notes payable - related parties, current portion	345,500	-	345,500
Notes payable - maturity in the year 2011	421,560	(393,842)	27,718
Total	$1,781,967	$(489,841)	$1,292,126

	For the Three Months		For the Nine Months
	September 30,		September 30,
	2010	2009	2010	2009

Discount on Notes Payable amortized to interest expense:	$32,580	$24,721	$66,247	$62,100

Conversion Options Embedded in Convertible Notes

The Company accounts for conversion options embedded in convertible notes in accordance with FASB ASC 815-10-05 ‘‘Accounting for Derivative Instruments and Hedging Activities’’ and FASB ASC 815-40-05 ‘‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. ASC 815-10-05 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with ASC 815-40-05.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

At September 30, 2010 and December 31, 2009, the Company had outstanding $1,679,291  and $1,771,244 in principal, respectively, of various convertible notes with embedded conversion options accounted for as free standing derivative financial instruments in accordance with ASC 815-10-05 and ASC 815-40-05 .  The fair value of these embedded conversion options was $2,442,844 and $1,384,992 at September 30, 2010 and December 31, 2009, respectively.  The fair value of these embedded conversion options were estimated at September 30, 2010 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.20%; expected dividend yield of 0%; expected option life  of 10; and volatility of 168%.  The fair value of these embedded conversion options were estimated at December 31, 2009 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.20%; expected dividend yield of 0%; expected option life  of 10; and volatility of 302.87%.  The expected term of 10 years was used for all notes in both periods because several of the notes are currently or have been in default, and accordingly the term of the note is deemed not relevant as a variable for the Black-Scholes calculation.  The Company revalues the conversion options at each reporting period, and charges any change in value to operations. During the three months ended September 30, 2010 and 2009, the Company recorded a gain of $140,630 and $732,928, respectively, due to the change in value of the conversion option liability.  During the nine months ended September 30, 2010 and 2009, the Company recorded a loss of $1,186,706 and a gain of $221,028, respectively, due to the change in value of the conversion option liability.  If all convertible options were converted, 327,858,200 additional shares would be issuable.

When convertible notes payable are satisfied by payment or by conversion to equity, the Company revalues the related conversion option liability at the time of the payment or conversion.  The conversion option liability is then relieved by this amount, which is charged to additional paid-in capital.  During the three months ended September 30, 2010 and 2009, a conversion option in the amount of $51,028 and $5,760, respectively, was transferred from liability to equity due to the conversion or payment of the related convertible notes payable. During the nine months ended September 30, 2010 and 2009, a conversion option in the amount of $128,854 and $13,560, respectively, was transferred from liability to equity due to the conversion or payment of the related convertible notes payable.

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

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Extension of notes payable

The Company accounts for modifications of its notes payable according to the guidance in FASB ASC 470-50-40, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and FASB ASC 470-50-40 Pursuant to ASC 470-50-40, changes to an existing note should be accounted for as an extinguishment of the note with resultant gain or loss if the present value of the cash flows from the new note vary by  more than 10% from the present value of the cash flows from the original note.  ASC 470-50-40 provides an exception to this rule for the addition of conversion options accounted for as a derivative liability.

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

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Embedded conversion features of notes payable:

The Company accounts for conversion options embedded in convertible notes in accordance with FASB ASC 815-10-05.  ASC 815-10-05 generally requires companies to bifurcate conversion options embedded in convertible notes and preferred shares from their host instruments and to account for them as free standing derivative financial instruments in accordance with ASC 815-40-05.

The Company values embedded conversion features utilizing the Black-Scholes valuation model.  Conversion options are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to operations other (income) expense during the period.  The following table illustrates certain key information regarding our conversion option  valuation assumptions for the nine months ended September 30, 2010 and 2009:

	September 30,
	2010	2009
Number of options outstanding	327,858,200	349,448,800
Value at September 30,	$2,442,844	$1,252,256
Number of options issued during the period	-	-
Value of options issued during the period	$-	$-
Number of options exercised or underlying
notes paid during the period	18,390,600	5,600,000
Value of options exercised or underlying
notes paid during the period	$128,854	$13,560
Revaluation (loss) during the period	$1,186,706	$(221,028)

Black-Scholes model variables:
Volatility	167.99 – 266.73%	364.6-390.59%
Dividends	-	-
Risk-free interest rates	0.20%	0.18-0.43%
Term (years)	10	10

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

10. INCOME TAXES

No provision for Federal and State income taxes was required for the periods ended September 30, 2010 and 2009, due to the Company’s operating losses and increased deferred tax asset valuation allowance.  As of September 30, 2010 and 2009, the Company has unused net operating loss carry-forwards of approximately $2,700,000 and $6,700,000 which expire at various dates throughout 2030.  Some of this amount may be subject to annual limitations under certain provisions of the Internal Revenue Cods related to “changes in ownership”.

As of September 30, 2010 and 2009, the deferred tax assets related to the afore mentioned carry-forwards have been fully offset by valuation allowances, since significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Net operating loss carry-forwards	$(918,000)	$(1,471,000)

Valuation allowance	918,000	1,471,000

Net deferred tax assets	$-	$-

11. EQUITY

Common Stock

During the three  months ended March 31,  2010, the Company issued 750,000 shares of common stock to a consultant for services.  The fair value of these shares in the amount of $6,000 was charged to operations during the nine months ended September 30, 2010.

During the three months ended March 31, 2010, the Company issued 4,000,000 shares in error due to an error by the transfer agent which resulted in duplication of shares of common stock issued to a note holder for conversion.  The Company will return these shares for cancellation.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

During the three  months ended September 30, 2010, the Company issued 4,400,000 shares of common stock to a note holder for the conversion of $2,953 of principal on a convertible note payable and $19,047 of accrued interest.

During the three  months ended September 30, 2010, the Company issued 1,000,000 shares of common stock to a note holder for the conversion of $5,000 of principal on a convertible note payable.

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

The following table summarizes the significant terms of warrants outstanding at September 30, 2010. These warrants may be settled in cash or via cashless conversion into shares of the Company’s common stock at the request of the warrant holder. These warrants were granted as part of a financing agreement:

Range of exercise prices	Number of warrants outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding warrants	Number of warrants exercisable	Weighted average exercise price of exercisable warrants
$0.0050	179,700,000	1.91	$0.0050	179,700,000	$0.0050

$0.0110	18,500,000	1.55	$0.0110	18,500,000	$0.0110

$0.0120	1,000,000	2.96	$0.0120	-	$-

$0.0115	74,000,000	1.93	$0.0115	74,000,000	$0.0115
	273,200,000	1.90	$0.0072	272,200,000	$0.0072

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Warrants exercisable at December 31, 2009	273,200,000	$0.008

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Warrants outstanding at September 30, 2010	273,200,000	$0.007

Exercisable	272,200,000	$0.007
Not exercisable	1,000,000	$0.012

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
September 30, 2010
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

Also, in December 2009, the Company agreed to issue 8,000,000 options with a five year terms to purchase additional shares of common stock to each of the non-employee directors for services related to the year ended December 31, 2010.  These options vest at a rate of 25% each quarter beginning March 31, 2010 and have exercise prices equal to the closing price of the Company’s common stock on the grant date plus a 20% premium, but no lower than $0.005 per share. During the nine months ended September 30, 2010, 6,000,000 options have vested to each of the non-employee directors have vested under this agreement.

In January 2010, the Company issued 8,000,000 options with a five year term to purchase additional shares of common stock to an officer.  These options vest 2,000,000 per quarter beginning with the quarter ended March 31, 2010 and have exercise prices equal to the closing price of the Company’s common stock on the grant date plus a 20% premium, but no lower than $0.005 per share.  During the nine months ended September 30, 2010, 6,000,000 options vested under this agreement.

In January 2010, the Company issued 2,500,000 options with a five year term to purchase additional shares of common stock to an officer.  These options vest 625,000 per quarter beginning with the quarter ended March 31, 2010 and have exercises prices equal to the closing price of the Company’s common stock on the grant date plus a 20% premium, but no lower than $0.005 per share.  During the nine months ended September 30, 2010, 1,875,000 options vested under this agreement.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

The following table summarizes the changes outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
prices	outstanding	life (years)	options	exercisable	options
(1)	6,625,000	-	-	-	-

$0.005	15,000,000	1.14	$0.005	15,000,000	$0.005

$0.007	22,000,000	2.66	$0.007	22,000,000	$0.007

$0.008	6,625,000	4.50	$0.008	6,625,000	$0.008

$0.009	6,625,000	5.00	$0.009	6,625,000	$0.009

$0.010	6,625,000	4.75	$0.010	6,625,000	$0.010

	63,500,000	3.61	$0.009	56,875,000	$0.007

(1) These options are issued, but vest on a quarterly basis beginning with the quarter ended March 31, 2010.  The options have five year terms and an exercise price equal to the closing price of the Company’s common stock on the grant date plus a 20% premium, but no lower than $0.005 per share.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Transactions involving stock options are summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Options outstanding at December 31, 2009	53,000,000	$0.007

Granted	10,500,000	0.007
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at June 30, 2010	63,500,000	$0.007
Exercisable	56,875,000	$0.007
Non-exercisable	6,625,000	$0.007

Accounting for warrants and stock options

The Company accounts for the issuance of common stock purchase warrants, stock options, and other freestanding derivative financial instruments in accordance with the provisions of FASB ASC 815-40-15. Based on the provisions of ASC 815-40-05  the Company classifies, as equity, any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contract that (i) require net-cash or (ii) give the counterparty a choice of net-cash settlement in shares (physical or net-share settlement). At September 30, 2010  and 2009, the Company had  no freestanding derivative financial instruments that require net cash settlement or give the counterparty a choice of net cash settlement or settlement in shares.

The fair value of these warrants and stock options is determined utilizing the Black-Scholes valuation model. Through August 2005, these warrants were accounted for by the equity method, whereby the fair value of the warrants was charged to additional paid-in capital. During September, 2005, the number of shares of the Company's common stock issued and issuable exceeded the number of shares of common stock the Company had authorized. As the Company no longer had sufficient shares authorized to settle all of our outstanding contracts, this triggered a change in the manner in which the Company accounts for the warrants and stock options. The Company began to account for these warrants  and stock options utilizing the liability method. Pursuant to ASC 815-40-05,"If a contract is reclassified from permanent or temporary equity to an asset or a liability, the change in fair value of the contract during the period the contract was classified as equity should be accounted for as an adjustment to stockholders' equity." Accordingly, during the year ended December 31, 2005, the Company charged the amount of $10,374,536 to stockholders' equity. At the same time, and from that time on, the Company changed the way in which it accounts for the beneficial conversion feature of convertible notes payable (see note 8).

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

The accounting guidance states that the warrants and stock options which are a derivative liability should be revalued each reporting period. The recorded value of such warrants and stock options can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants and stock options, as well as in the volatility of the stock price during the term used for observation and the term remaining for warrants. During the three months ended September 30, 2010 and 2009, the Company recognized a gain of $274,879 and a gain of $777,595, respectively, for the change in the fair value of the warrant liability and recorded the gains in operations during the three months ended September 30, 2010 and 2009. During the nine months ended September 30, 2010 and 2009, the Company recognized a gain of $117,215 and $523,312, respectively, for the change in the fair value of the warrant liability and recorded the gains in operations during the nine months ended September 30, 2010 and 2009.

The Company valued warrants and options using the Black-Scholes valuation model utilizing the following variables:

	September 30,	December 31,
	2010	2009
Volatility	167.99-266.73%	302.87-386.12%
Dividends	$-	$-
Risk-free interest rates	0.20%	0.18-0.43%
Term (years)	0.02-5.00	0.15 - 5.00

Insufficient Authorized but Unissued Shares of Common Stock

The Company has a potential obligation to issue   485,963,560 and  487,040,600 shares  of common stock upon the conversion of convertible notes and accrued interest, warrants and penalty shares issuable at September 30, 2010, and 2009, respectively.  The Company  had 216,385,103 and 194,638,638   shares  of common stock outstanding at September 30, 2010,  and 2009, respectively, and  500,000,000 shares  of common stock authorized at September 30, 2010,  and 2009.   The Company has potentially exceeded its shares authorized by  534,323,663  and 491,879,238 shares  at September 30, 2010 and 2009, respectively.

12. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to September 30, 2010 to assess the need for potential recognition or disclosure in this report.  As a result of this evaluation, management has concluded that there are no material subsequent events required to be disclosed.

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

●
Disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police and military activities overseas and other disruptive worldwide political and economic events, environmental disasters and weather conditions.

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

Critical Accounting Policy and Estimates

(a) Warrants:

The Company values warrants using the Black-Scholes valuation model.  Warrants are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our warrants and warrant valuation assumptions for the nine months ended September 30, 2010 and 2009:

	September 30,
	2010		2009
Number of warrants outstanding	273,200,000		273,200,000
Value at September 30	$1,462,678		$864,975
Number of warrants issued during the period	-		-
Value of warrants issued during the period	$-		$-
Revaluation (gain) loss during the period	$(117,215)		$(523,312)

Black-Scholes model variables:
Volatility	167.99-266.73%		203.65% -3896.12%
Dividends	$-	-	-
Risk-free interest rates	0.18-0.20%		1.55 - 2.41%
Term (years)	0.002-5.00		0.62 -4.93

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

The Company values embedded conversion features utilizing the Black-Scholes valuation model.  Conversion options are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our conversion option valuation assumptions at September 30, 2010 and 2009:

	September 30,
	2010	2009
Number of options outstanding	327,858,200	347,848,800
Value at September 30,	$2,442,844	$1,384,992
Number of options issued during the period	-	69,348,800
Value of options issued during the period	$-	$336,844
Number of options exercised or underlying
notes paid during the period	18,390,600	5,600,000
Value of options exercised or underlying
notes paid during the period	$128,854	$13,560
Revaluation (loss) during the period	$1,186,706	$(221,028)

Black-Scholes model variables:
Volatility	167.99 – 266.73%	364.6-390.59%
Dividends	-	-
Risk-free interest rates	0.20%	0.18-0.43%
Term (years)	10	10

c.)   Stock options

The Company accounts for options in accordance FASB ASC 718-40.  Options are valued upon issuance, and re-valued at each financial statement reporting date, utilizing the Black-Scholes valuation model.   Option expense is recognized over the requisite service period of the related option award. Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our options and option assumptions for the nine months ended September 30, 2010 and 2009:

	September 30,
	2010	2009
Number of vested options outstanding	56,875,000	35,000,000
Value at September 30	$352,030	$125,424
Number of options issued during the period	19,875,000	-
Value of options issued during the period	$125,862	-
Number of options recognized during the period
pursuant to SFAS 123(R)	-	-
Value of options recognized during the period
pursuant to SFAS 123(R)	$-	$-
Revaluation (gain) loss during the period	$(81,541)	$(49,268)

Black-Scholes model variables:
Volatility	167.99-266.73%	355.74-387.88%
Dividends	-	-
Risk-free interest rates	0.18-0.20%	0.18-0.43%
Term (years)	0.002-5.00	0.40-4.75

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

RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the three and nine months ended September 30, 2010 and 2009.

This discussion may contain forward looking-statements that involve risks and uncertainties. Our actual results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenue

Revenue increased by $469,876, or approximately 25%, to $2,361,192 for the three months ended September 30, 2010 from $1,891,316 during the three months ended September 30, 2009.
We recorded sizable sales increases in Seafood, Poultry ,Specialty  which increased 37%, 20%, 49%, respectively, partially offset by declines in Product, Meat/Game and Cheese which decreased 18%, 3%, and 13% ,respectively. We continue to assess the potential of new revenue sources from the manufacture and sale of proprietary food products and additional sales channel opportunities and will implement that strategy if, based on our analysis, we deem it beneficial to us.

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

Cost of goods sold

Our cost of goods sold for the three months ended September 30, 2010 was $1,867,714, an increase of $415,780 or approximately 29% compared to cost of goods sold of $1,451,934 for the three months ended September 30, 2009. Cost of goods sold increased primarily due to increased revenues and is primarily comprised  of the following expenses for the three months ended September 30, 2010: cost of goods sold of specialty meat, game, cheese, poultry and other sales categories in the amount of $1,247,526, and shipping expenses in the amount of $543,702.  Shipping costs increased by $163,418 in 2010 versus 2009, while cost of specialty meat, game, cheese poultry and other sales categories increased by $193,356.  For the three months ended September 30, 2010 the gross margin was approximately 21% as compared to 23% for the three months ended September 30, 2009. The decrease is primarily due to our decision to absorb and not pass on surcharges charged by our shipper to our customers and to follow a strategy of aggressively pricing  certain of our products and product lines  to gain additional market share.

Selling, general and administrative expenses

Selling, general and administrative expenses were $459,843 for the three months ended September 30, 2010, an increase of $183,956, or approximately 67%, compared to $275,887 for the three months ended September 30, 2009. The primary components of selling, general, and administrative expenses for the three months ended September 30, 2010 were, payroll and related costs of $255,968; consulting and professional fees of $72,846; non-cash compensation in the amount of $49,420; insurance costs of $20,311; facilities costs of $23,631; office expense of $13,574; commission expense of $13,485; travel expense of $11,611; amortization and depreciation of $6,057; software expense of $4,817; and change in fair value of the option liability of ($42,817). We expect our legal and accounting fees to remain constant in 2010.  We do, however, expect to increase our spending on advertising and marketing, which are expensed when incurred, and web development fees in 2010. This increase in expenses is  associated  mainly with:  non-cash charges in 2010 which had the affect of increasing selling general and administrative expenses in 2010  compared to non-cash gains which had the affect  of decreasing  selling general and administrative expenses in 2009; 2010 yearly salary  increases,  which, as scheduled,  did not take affect until the third quarter  of 2010;  and additional expenses related to the expansion of  our retail related programs.

Interest expense

Interest expense increased by $4,912, or approximately 5%, from $99,462 during the three months ended September 30, 2009 to $104,374 for the three months ended September 30, 2010. Interest expense increased during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 as the result of the amortization of the discount on the notes payable.

Fair Value of warrants issued

During the three months ended September 30, 2010, the Company extended the expiration date of warrants to purchase an aggregate of 200,200,000 shares of common stock. The Company valued the extension of these warrants at $813,824, which the Company charged to operations during the six months ended September 30, 2010.  There is no comparable activity for the three months ended September 30, 2009.

Gain from change in fair value of warrant liability

At September 30, 2010, the Company has outstanding warrants to purchase an aggregate of 273,200,000 shares of the Company’s common stock.  The Company revalued this warrant liability at September 30, 2010, at $1,462,678.    This revaluation resulted in a gain of $274,879, which the Company charged to operations during the three months ended September 30, 2010.  This is a decrease of $502,716 or approximately 65% compared to a gain of $777,595 from the revaluation of the warrant liability which the Company recorded during the three months ended September 30, 2009.

Gain and loss from change in fair value of conversion option liability

At September 30, 2010, the Company had outstanding a liability to issue an aggregate of 327,858,200 shares of the Company’s common stock pursuant to convertible notes payable.  The Company revalued this liability at September 30, 2010 at $2,442,844.  This revaluation resulted in a gain of $140,630, which the Company included in operations for the three months ended September 30, 2010.  This is a decrease of $592,298 or approximately 81% compared to a gain of $732,928 from the revaluation of the conversion option liability which the Company recorded during the three months ended September 30, 2009.

Net Income (loss)

For the reasons stated above, net income for the three months ended September 30, 2010 was $344,770, a decrease of $1,229,786 compared to net income of $1,574,556, during the three months ended September 30, 2009. It is important to note that a substantial portion of these gains is the result of non-cash items, such as the revaluation of warrant liability, option liability, and conversion option liability, as well as the gain and loss on the extinguishment of debt.  These non-cash items of income and expense had no direct impact on our cash flows during the periods ended September 30, 2010 or 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenue

Revenue increased by $1,698,185, or approximately 32%, to $6,958,099 for the nine months ended September 30, 2010 from $5,259,914 during the nine months ended September 30, 2009.
We recorded sizable sales increases across our Seafood, Produce, Meat/Game, Poultry, Specialty with sales increases of 20%, 3%, 16%, 20%, 58%, respectively, partially offset by declines in Cheese with a sales decrease of 8%. We continue to assess the potential of new revenue sources from the manufacture and sale of proprietary food products and additional sales channel opportunities and will implement that strategy if, based on our analysis, we deem it beneficial to us.

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

Cost of goods sold

Our cost of goods sold for the nine months ended September 30, 2010 was $5,452,502, an increase of $1,428,208 or approximately 36% compared to cost of goods sold of $4,024,294 for the nine months ended September 30, 2009. Cost of goods sold increased because of the costs involved in fulfilling additional sales and is primarily comprised of the following expenses for the nine months ended September 30, 2010: cost of goods sold of specialty meat, game, cheese, poultry and other sales categories in the amount of $3,686,352, and shipping expenses in the amount of $1,544,231.  Shipping costs increased by $751,246 in 2010 versus 2009, while cost of specialty meat, game, cheese poultry and other sales categories increased by $499,909.  For the nine months ended September 30, 2010 the gross margin was 22% as compared to 24% for the nine months ended September 30, 2009.  The decrease is primarily due to our decision to absorb and not pass on surcharges charged by our shipper to our customers and to follow a strategy of aggressively pricing  certain of our products and product lines  to gain additional market share

Selling, general and administrative expenses

Selling, general and administrative expenses were $1,553,481 for the nine months ended September 30, 2010, an increase of $483,429, or approximately 45%, compared to $1,070,052 for the nine months ended September 30, 2009.  The primary components of selling, general, and administrative expenses for the nine months ended September 30, 2010 were: payroll and related costs of $683,285;   consulting and professional fees of $258,188; non-cash compensation in the amount of $140,862; change in fair value of the option liability of $81,541; insurance costs of $72,763;   facilities costs of $68,779; travel expenses of $36,114; software expense of $35,177; office expense of $39,933; commission expense of $34,563; and amortization and depreciation of $20,674.  We expect our legal fees our accounting fees to remain constant in 2010 . We do however expect to increase our spending on advertising and marketing, which are expensed when incurred, and web development fees in 2010. This increase in expenses is associated  mainly with:  non-cash charges in 2010 which had the affect of increasing selling general and administrative expenses in 2010  compared to non-cash gains which had the affect  of decreasing  selling general and administrative expenses in 2009; 2010 yearly salary  increases,  which, as scheduled,  did not take affect until the third quarter  of 2010;  and additional expenses related to the expansion of  our retail related programs.

Interest expense

Interest expense decreased by $12,956, or approximately 5%, from $289,227 during the nine months ended September 30, 2009 to $276,271 for the nine months ended September 30, 2010. Interest expense decreased during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 as the result of the negotiation of an extension of the maturity dates of notes payable in the aggregate of $587,000. The Company also negotiated the default interest rate and the noteholders agreed to the original interest rate of 8% (see note 9).

Fair Value of warrants issued

During the nine months ended September 30, 2010, the Company extended the expiration date of warrants to purchase an aggregate of 132,000,000 shares of common stock.  The Company valued this extension at $134,216. During the nine months ended September 30, 2010, the Company extended the expiration date of warrants to purchase an aggregate of 200,200,000 shares of common stock. The Company valued the extension of these warrants at $813,824, which the Company charged to operations during the nine months ended September 30, 2010.   There is no comparable activity for the nine months ended September 30, 2009.

Gain from change in fair value of warrant liability

At September 30, 2010, the Company had outstanding warrants to purchase an aggregate 273,200,000  shares of the Company’s common stock.  The Company valued this warrant liability at September 30, 2010, at $1,462,678.    This revaluation resulted in a gain of $117,215,  which the Company charged to operations during the nine months ended September 30, 2010.  This is a decrease of $406,097  or approximately 78% compared to a gain of $523,312  from the revaluation of the warrant liability which the Company recorded during the nine months ended September 30, 2009.

Gain and loss from change in fair value of conversion option liability

At September 30, 2010, the Company had outstanding a liability to issue an aggregate of 327,858,200 shares of the Company’s common stock pursuant to convertible notes payable.  The Company revalued this liability at September 30, 2010 at $2,442,844.  This revaluation resulted in a loss of $1,186,706,  which the Company included in operations for the nine months ended September 30, 2010.  This is an increase  of $1,407,734 or approximately 637% compared to a gain of $221,028  from the revaluation of the conversion option liability which the Company recorded during the nine months ended September 30, 2009.

Net Income (Loss)

For the reasons stated above, net income (loss) for  the nine months ended September 30, 2010 was a loss of  ($2,341,686), an increase of $3,185,023 compared to net income of $843,337, during the nine months ended September 30, 2009. It is important to  note that  a substantial portion of these gains and losses are the result of non-cash items, such as the revaluation of warrant liability, option liability, and conversion option liability, as well as the gain and loss on the extinguishment of debt.  These non-cash items of income and expense  had no direct impact on our cash flows during the periods ended September 30, 2010 or 2009.

Liquidity and Capital Resources

As of September 30, 2010, the Company had current assets of $903,459, consisting of cash of $378,480, trade accounts receivable of $340,646, loans receivable of $138,050, inventory of $36,095, and other current assets of  $10,188.  Also, at September 30, 2010, the Company had current liabilities of  $7,316,033, consisting of accounts payable and accrued liabilities of $992,040 (of which $169,845 is payable to a related party); accrued interest of  $613,577; accrued interest – related parties of $190,822; current portion of notes payable, net of discounts of $916,543; current portion of notes payable – related parties, net of discounts of $345,500; warrant liability of $1,462,678; option liability of $352,030; and conversion option liability of $2,442,844.  This resulted in a working capital deficit of $6,412,574.

During the nine months ended September 30, 2010, the Company had cash provided by operating activities of $297,169. The Company had the following non-cash items during the period:  non-cash costs of  $20,674 for depreciation and amortization; $1,079,902 for non-cash compensation;  $22,165 for bad debt expense; $95,707 for the amortization of the discount on accrued interest; $1,186,706 for the revaluation of the conversion option liability; $66,247 for the amortization of the discount on notes payable; ($117,215) for the revaluation of the warrant liability, and $81,541 for the revaluation of the option liability.  The Company also had a change in the components of working capital during the period that generated a increase in of cash in the amount of  $203,128.

The Company had cash used by investing activities  of $3,078 during the nine months ended September 30, 2010, which consisted of payments made for the acquisitions of property and equipment of $8,078, partially offset by principal payments received on a loan receivable of $5,000.

The Company had cash used by financing activities of $60,376 during the nine months ended September 30, 2010, which consisted of  principal payments on debt.

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

By adjusting its operation and development to the level of available resources, management believes it has sufficient capital resources to meet projected cash flow for operational activities through the next twelve months. The Company also intends to increase market share and cash flow from operations by focusing its sales activities on specific market segments. However, if thereafter, the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.  Currently, we do not have any material long-term obligations other than those described in Note 8 to the financial statements included in this report, nor have we identified any long-term obligations that we contemplate incurring in the near future. As we seek to increase our sales of perishables, as well as identify new and other consumer oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

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

Item 4. Reserved by the SEC

Item 5. Other Information

None.

Item 6. Exhibits

31.1 Section 302 Certification
31.2 Section 302 Certification
32.1 Section 906 Certification
32.2 Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/Sam Klepfish Sam Klepfish	Chief Executive Officer	November 12, 2010

/s/ John McDonald John McDonald	Principal Financial Officer	November 12, 2010