Form 10-K
period 2010-12-31
INNOVATIVE FOOD HOLDINGS INC
filed 2011-03-17
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $1,032,807 as of  June 30, 2010, based upon a closing price of $0.0079 per share for the registrant’s common stock on such date.

On March 11, 2011, a total of 202,385,103 shares of our common stock were outstanding.

INNOVATIVE FOOD HOLDINGS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

ITEMS IN FORM 10-K

FORWARD LOOKING INFORMATION
MAY PROVE INACCURATE

THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO US THAT ARE BASED ON THE BELIEFS OF MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO US. WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," “SHOULD,” “PLAN,” AND "EXPECT" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO US, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING THOSE DESCRIBED IN THIS ANNUAL REPORT ON FORM 10-K. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED OR EXPECTED. WE DO NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

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

Our Operations

Our business is currently conducted by our subsidiaries, Food Innovations, Inc. (“FII” or “Food Innovations”), which was incorporated in the State of Delaware on January 9, 2002, 4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.) and Gourmet Foodservice Group, Inc. Since its incorporation, Food Innovations, primarily through a relationship with U.S. Foodservice,  has been in the business of providing premium restaurants with the freshest origin-specific perishables and specialty products shipped directly from our network of vendors within 24 – 72 hours. Our customers include restaurants, hotels, country clubs, national chain accounts, casinos, and catering houses.  Since its incorporation, For The Gourmet has been in the business of providing consumers with gourmet food products shipped directly from our network of vendors within 24 – 72 hours. Since its incorporation, Gourmet Foodservice Group has been in the business of providing premium restaurants with the freshest origin-specific perishables and specialty products shipped directly from our network of vendors within 24 – 72 hours.  In our business model, we receive orders from our customers and then work closely with our suppliers to have the orders fulfilled  .  In order to maintain freshness and quality , we carefully select our suppliers based upon, among other factors, their quality, uniqueness, reliability and access to overnight courier services.

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

In 2010, seafood accounted for 9% of sales, meat and game accounted for 15%   of sales, specialty items accounted for 57%  of sales, produce accounted for 6%  of sales, cheese accounted for 8% of sales, and poultry accounted for 5%  of sales.

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

Relationship with U.S. Foodservice

In February 2010, our subsidiary, Food Innovations, signed a new contract with US Foodservices, Inc. (“USF”).  Under the current terms of the contract, FII supplies overnight delivered, perishable sea foods, fresh produce, and other exotic fresh foods. Such products are difficult for broadline food distributors to manage profitably and keep in warehouse stock due to their perishable nature and high-end limited customer base. Through USF’s sales associates, FII’s products are available to USF accounts nationwide, ensuring superior freshness and extended shelf life to their customers. This current contract with USF expires on December 31, 2012.  During the years ended December 31, 2010, and 2009, sales through USF’s sales associates accounted for 92% and 96% of total sales, respectively.    We believe that although a significant portion of our sales occurs through the USF sales force, the success of the program is less contingent on a contract then on the actual performance and quality of our products. Other than our business arrangements with USF, we are not affiliated with either USF or its subsidiary, Next Day Gourmet, L.P. (“Next Day Gourmet”).

Growth Strategy

Restaurant-industry sales on a typical day in 2010 were $1.5 billion and Restaurant industry sales are expected to reach a record and post positive growth in 2011 after a three-year period of negative real sales growth, according to the National Restaurant Association 2011 Restaurant Industry Forecast. Sales are projected to advance 3.6 percent over 2010 sales, which equals 1.1 percent in real (inflation-adjusted) terms.

For our continued growth within the foodservice industry we rely heavily on the availability to our customers of our chefs' culinary skills, a high level of personal customer service, premium quality products, new product introductions and sales available through our relationship with USF.

We anticipate attempting to grow our current business both through increased sales of existing products to our existing foodservice customers, the introduction of new products to our foodservice customers, increasing our foodservice customer base, and through further entry into markets such as the direct to consumer market through a variety of potential sales channels, and sales partnerships and directly via the web.

In addition to attempting to grow our current business, we believe that there are lateral opportunities in the food industry generally and  we may look into  the possibility of acquiring a gourmet food manufacturer or gourmet distributor at some future point in time. We anticipate that, given our current cash flow situation, any acquisition could involve the issuance of additional shares of our common stock or third party financing, which may not be available on acceptable terms. No acquisition will be consummated without thorough due diligence. No assurance can be given that we will be able to identify and successfully conclude negotiations with any potential target.

General economic conditions and consumer confidence can affect the frequency of purchases and amounts spent by consumers for food-prepared-away-from-home and, in turn, can impact our customers and our sales. We believe the current general economic conditions, including pressure on consumer disposable income, may continue to contribute   to a slow or declining growth in the foodservice market. We intend to continue our efforts to expand our market share and grow earnings by focusing on sales growth, margin management, productivity gains and supply chain management, and product and service differentiation.

Competition

While we face intense competition in the marketing of our products and services, it is our belief that there is no other single company in the United States that offers such a broad range of customer service oriented quality chef driven perishables for delivery in 24 to 72 hours. Our primary competition is from local purveyors that supply a limited local market and have a limited range of products and from other specialty gourmet distributors. However, many purveyors are well established, have reputations for success in the development and marketing of these types of products and services and have significantly greater financial, marketing, distribution, personnel and other resources. These financial and other capabilities permit such companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors such as us, to enter into new markets and introduce new products and services.

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

Government Regulation

Various federal and state laws currently exist, and more are sure to be adopted, regulating the delivery of fresh food products. However, our business plan does not require us to deliver fresh food products directly, as third-party vendors ship the products directly to our customers. We require all third-party vendors to certify that they maintain at least $2,000,000 liability insurance coverage and compliance with Hazard Analysis and Critical Control Point (HACCP), an FDA- and USDA-mandated food safety program, or a similar standard. Any changes in the government regulation of delivering of fresh food products that hinders our current ability and/or cost to deliver fresh products, could adversely impact our net revenues and gross margins and, therefore, our profitability and cash flows could also be adversely affected.

Employees

We currently employ 15 full-time employees, including 4 chefs and 2 executive officers. We believe that our relations with our employees are satisfactory. None of our employees are represented by a union.

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

We had a net loss of $2,109,874   for the year ended December 31, 2010, including non-cash income of $396,718 from the gain on change in fair value of warrant liability, non-cash loss of  $1,244,239 from the loss on change in fair value of conversion option liability, and non-cash loss of $948,040 from the fair value of warrants in excess of discount on notes payable. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will incur losses. We will also incur losses if the fair value of warrants, options, etc changes unfavorably. We will incur operating losses until we are able to establish significant sales. Our possible success is dependent upon the successful development and marketing of our services and products, as to which we can give no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel, marketing and promotions, reduced margins caused by competitive pressures and other economic and non-economic factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. In addition, we will require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. We can give no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Our inability to obtain sufficient funds from our operations or external sources could require us to curtail or cease operations.

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

Our Independent Auditors Have Expressed Substantial Doubt About Our Ability to Continue As a Going Concern, and We Concur With This Assessment

In their report dated March 14, 2011, our independent auditors stated that our financial statements for the year ended December 31, 2010 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our significant losses from operations since inception and our working capital deficiency. Our ability to continue as a going concern is subject to our ability to continue to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing our sales of product or services or obtaining loans and grants from various financial institutions where possible.

We Have Historically Derived Substantially All of Our Revenue From One Client and if We Were to Lose Such Client and  Be Unable to Generate New Sales to Offset Such Loss, We May Be Forced to Cease or Curtail Our Operations.

In 2003, Next Day Gourmet initially contracted with our subsidiary, Food Innovations, to handle the distribution of over 3,000 perishable and specialty food products to customers of USF. In February 2010 Food Innovations signed a new contract with USF that expires in December 2012. Our sales through USF’s sales force generated gross revenues for us of $9,107,504 in the year ended December 31, 2010, and $7,227,390 in the year ended December 31, 2009. Those amounts contributed 92% and 96%, respectively, of our total sales in those periods. Our sales efforts are for the most part substantially dependent upon the efforts of the USF sales force. Although we have generated revenues from additional customers other than USF, if our relationship with USF were to be materially changed and we are unable to generate substantial new sales to offset such loss, we may be forced to cease or curtail our operations.

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

While we have not received a notice of default under any of our outstanding notes, we have a history of being in default under certain of our outstanding convertible notes, including but not limited to notes currently overdue, and possibly could received a notice of default in the future.. This could require the early repayment of the convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is acted upon by the note holders and not cured within the specified grace period.  In addition all our secured notes carry cross-default provisions.  If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action could require us to curtail or cease operations.

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

ITEM 2. Properties

On October 17, 2008, we entered into a three-year lease with Grand Cypress Communities, Inc. for new premises consisting of 4,000 square feet at 3845 Beck Blvd., Naples, Florida.  The commencement date of the lease was  January 1, 2009.  The annual rent and fees under the lease is approximately $54,000.  The lease provides for a buyout option at the end of the lease with credit towards the purchase price received for the rental payments made during the term of the lease.

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

Interest will accrue at a rate of 8% on the unpaid portion of the $138,050.   The accrued interest is to be paid semi-annually in shares of common stock of Pasta (the “Pasta Interest Shares”).    The Pasta Interest Shares are valued at $0 in the financial statements of the Company, and no interest income is recorded by the Company for these shares during  the three months ended September 30, 2008.

Pasta made several  payments required by the settlement agreement, totaling $26,950.     Thereafter, Pasta defaulted on the next payment, and failed to cure its default within the required time period after a Notice of Default was sent to it.  We are continuing discussions with Pasta in regards to resuming payments and continue examine all legal remedies available to us to insure compliance with the agreement. We intend to pursue the monies owed to us under the Pasta Settlement Agreement in a cost-effective manner.

ITEM 4. Reserved by the SEC

 PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prices for our common stock are quoted on the OTCQB. Since March 2004, our common stock has traded under the symbol "IVFH". Prior thereto, our common stock traded under the symbol "FBSN". 202,385,103 shares of our common stock were outstanding as of March 11, 2011. The following table sets forth the high and low closing sales prices of our common stock as reported in the OTCQB for each full quarterly period within the two most recent fiscal years.

Fiscal Year Ending December 31, 2010	HIGH	LOW
First Quarter	$0.008	$0.002
Second Quarter	0.008	0.007
Third Quarter	0.010	0.007
Fourth Quarter	0.009	0.005

Fiscal Year Ending December 31, 2009	HIGH	LOW
First Quarter	$0.005	$0.001
Second Quarter	0.008	0.001
Third Quarter	0.008	0.002
Fourth Quarter	0.006	0.001

The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On March 10, 2011, the closing price of our common stock as reported by the OTC Bulleting Board was $0.007.

Security Holders

On March 10, 2011, there were approximately 315 record holders of our common stock. In addition, we believe there are at least 350 beneficial owners of our common stock whose shares are held in "street name."

Dividends

We have not paid dividends during the three most recently completed fiscal years, and have no current plans to pay dividends on our common stock. We currently intend to retain all earnings, if any, for use in our business.

Recent Sales and Other Issuances of Our Equity Securities

During the twelve months ended December 31, 2010, the Company had the following transactions:

The Company issued 16,996,465 shares of common stock to note holders for the conversion of $35,953 of principal on convertible notes payable and $49,029 of accrued interest.

The Company issued 750,000 shares of common stock to a consultant for services.  The fair value of these shares in the amount of $6,000 was charged to operations during the year ended December 31, 2010.

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

Derivative Securities Currently Outstanding

As of December 31, 2010 and 2009, the Company has issued convertible notes payable in the aggregate principal amount of $1,655,291 and $1,771,244, respectively, with accrued interest of $844,662 and $747,078, respectively, which, if converted to common stock, will result in our issuance of approximately 323,058,200 and 346,248,800 shares of common stock, respectively, at conversion rates ranging from $0.005 to $0.010 per share.  The fair value of these embedded conversion options was $2,465,565 and $1,384,992 at December 31, 2010 and 2009, respectively.  The Company revalues the conversion options at each reporting period, and charges any change in value to operations. During the years ended December 31, 2010 and 2009, the Company recorded a loss of $1,244,239 and a gain of $83,492, respectively, due to the change in value of the conversion option liability.

The Company has issued warrants for holders to purchase an additional 273,200,000 shares of common stock at December 31, 2010 and 2009.   The fair value of these warrants  was $1,183,175 and $631,853 at December 31, 2010 and 2009, respectively.  The Company revalues the warrants  at each reporting period, and charges any change in value to operations. During the years ended December 31, 2010 and 2009, the Company recorded a gain of $396,718 and a gain of $756,434, respectively, due to the change in value of the warrants.

The Company also has outstanding stock options to purchase an additional 63,500,000  and 37,000,000 shares of common stock at December 31, 201 and 2009, respectively.  The fair value of these stock options   was $336,719 and $144,627 at December 31, 2010 and 2009, respectively.  The Company revalues the stock options  at each reporting period, and charges any change in value to operations. During the years ended December 31, 2010 and 2009, the Company recorded a loss of $23,683 and a gain of $38,058, respectively, due to the change in value of the stock options.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not currently have any equity compensation plans. The following shares are issuable pursuant to individual employment arrangements:

			Number of
	Number of		securities
	securities to be		remaining available
	issued upon	Weighted-average	for future issuance
	exercise of	exercise price of	under equity
	outstanding	outstanding	compensation plans
	options, warrants	options, warrants,	(excluding securities
Plan Category	and rights	and rights	reflected in column (a))

Equity compensation
plans approved by
security holders	None	N/A	N/A

Equity compensation
plans not approved
by security holders

Stock options	15,000,000	$0.0050	N/A
Stock options	22,000,000	$0.0070	N/A
Stock options	6,625,000	$0.0076	N/A
Stock options	6,625,000	$0.0095	N/A
Stock options	6,625,000	$0.0090	N/A
Stock options	6,625,000	$0.0096	N/A
Total	63,500,000	$0.0073	N/A

ITEM 6. Selected Financial Data

Not Applicable.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto, as well as all other related notes, and financial and operational references, appearing elsewhere in this document.

Certain information contained in this discussion and elsewhere in this report may include "forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Private Securities Litigation Reform Act will not apply to certain  "forward looking statements” because we issued "penny stock" (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3(a)(51-1) under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of us.  For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may",  "will", "expect", "believe",  "explore",  "consider",  "anticipate",  "intend", "could", "estimate",  "plan", "propose" or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

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

On August 25, 2005, the Company entered into contracts which obligated the company under certain circumstances to issue shares of common stock in excess of the number of shares of common stock authorized. Under accounting guidance provided by FASB ASC 815-40-05, effective August 25, 2005 the Company began to account for all derivative financial instruments, including warrants, conversion features embedded in notes payable, and stock options, via the liability method of accounting. Accordingly, all these instruments are valued at issuance utilizing the Black-Scholes valuation method, and are re-valued at each period ending date, also using the Black-Scholes valuation method.  Any gain or loss from revaluation is charged to operations during the period.

(a) Warrants:

The Company values warrants using the Black-Scholes valuation model.  Warrants are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our warrants and warrant valuation assumptions at December 31, 2010 and 2009:

	December 31,
	2010	2009

Number of warrants outstanding	273,200,000	273,200,000
Value at December 31	$1,183,175	$631,853
Number of warrants issued during the year	-	-
Value of warrants issued during the year	$-	$-
Revaluation gain (loss) during the year	$396,718	$756,434

Black-Scholes model variables:
Volatility	119.60% - 336%	302.87% - 386.12%
Dividends	$0	$0
Risk-free interest rates	0.19 - 0.20%	0.20% - 0.43%
Term (years)	0.01 - 5.00	0.15-5.00

b.) Embedded conversion features of notes payable:

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815-10-05. ASC 815-10-05 generally requires companies to bifurcate conversion options embedded in convertible notes and preferred shares from their host instruments and to account for them as free standing derivative financial instruments in accordance with ASC 815-40-05.

The Company values embedded conversion features utilizing the Black-Scholes valuation model.  Warrants are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our warrants and warrant valuation assumptions at December 31, 2010 and 2009:

	December 31,
	2010	2009

Number of conversion options outstanding	323,058,200	346,248,800
Value at December 31	$2,465,565	$1,384,992
Number of options issued during the year	-	68,448,800
Value of options issued during the year	$-	$336,844
Number of options exercised or underlying
notes paid during the year	23,190,600	7,200,000
Value of options exercised or underlying
notes paid during the year	$163,666	$18,360
Revaluation gain (loss) during the year	$(1,244,239)	$83,492

Black-Scholes model variables:
Volatility	119.60% to 336%	302.87% to 393.237%
Dividends	0	0
Risk-free interest rates	0.20%	0.20% -0.43%
Term (years)	10.00	1.00 – 10.00

c.)   Stock options:

The Company accounts for options in accordance FASB ASC 718-40.  Options are valued upon issuance, and re-valued at each financial statement reporting date, utilizing the Black-Scholes valuation model.   Option expense is recognized over the requisite service period of the related option award. Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our options and option assumptions at December 31, 2010 and 2009:

	December 31,
	2010	2009

Number of options outstanding	63,500,000	37,000,000
Value at December 31	$349,344	$144,627
Number of options issued during the year	26,500,000	2,000,000
Value of options issued during the year	$167,850	7,993
Number of options recognized during the year
pursuant to SFAS 123(R)	26,500,000	2,000,000
Value of options recognized during the year
pursuant to SFAS 123(R)	$167,850	$7,993
Revaluation gain (loss) during the year	$23,683	$(38,058)

Black-Scholes model variables:
Volatility	119.60% to 336%	302.87% to 386.12%
Dividends	0	0
Risk-free interest rates	0.19% - 0.20%	0.20% - 0.43%
Term (years)	0.15 - 5.00	0.15-5.00

Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $22,061 for doubtful accounts receivable at December 31, 2010, and $3,574 at December 31, 2009. Actual losses on accounts receivable were $3,574 for 2010 and $0 for 2009. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

In January 2004, we changed our state of incorporation by merging into Innovative Food Holdings, Inc. (“IVFH”), a Florida shell corporation. As a result of the merger we changed our name to that of Innovative Food Holdings, Inc. In February 2004 we also acquired Food Innovations, Inc. (“FII”) a Delaware corporation incorporated on January 9, 2002 and through FII and our other subsidiaries we are in the business of national food distribution and sales using third-party shippers.

Transactions With a Major Customer

Transactions with a major customer and related economic dependence information is set forth (1) following our discussion of Liquidity and Capital Resources, (2) under the heading Transactions with Major Customers in Note 14 to the Consolidated Financial Statements, and (3) as the fourth item under Risk Factors.

RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2010 and 2009.

This discussion may contain forward looking-statements that involve risks and uncertainties. Our future results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue

Revenue increased by $2,271,087 or approximately 30% to $9,862,726  for the year ended December 31, 2010 from $7,591,639 in  the prior year.  The increase was attributable to an increase in sales of specialty items, meat and game products, seafood products, and poultry products, partially offset by decrease in cheese products.  We continue to assess the potential of new revenue sources from the manufacture and sale of proprietary food products and additional sales channel opportunities and will implement that strategy if, based on our analysis, we deem it beneficial to us.

Any changes in the food distribution operating landscape that materially hinders our current ability and/or cost to deliver our products to our customers could potentially cause a material impact on our net revenue and gross margin and, therefore, our profitability and cash flows could be adversely affected.

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

Cost of good sold

Our cost of goods sold for the year ended December 31, 2010 was $7,607,552, an increase of $1,763,456  or approximately 30%  compared to cost of goods sold  of $5,844,096  for the year ended December 31, 2009. Cost of goods sold is primarily made up of the following expenses for the year ended December 31, 2010: shipping expenses in the amount of $2,084,021; and cost of good of specialty, meat, game, cheese poultry and other sales categories in the amount of $5,212,579.

In 2010 we continued to aggressively price our products in order to gain market share and increase the number of our end users. We were successful in doing so and increased the number of our end users by approximately 42% to more than 21,500 end users. We currently expect if market conditions remain constant that our cost of goods sold will stabilize and likely remain at historical levels in the first half of 2011.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $538,980 or approximately 35%, to $2,090,564  during the year ended December 31, 2010 compared to $1,551,584  for the year ended December 31, 2009. Selling, general and administrative expenses were primarily made up of the following for the year ended December 31, 2010: payroll and related expenses, including employee benefits, in the amount of $1,022,090; consulting and professional fees in the amount of $344,685; non-cash compensation in the amount of $192,409; office expense in the amount of $125,872; facilities and related expenses in the amount of $93,628; insurance costs in the amount of $93,497; travel and entertainment expenses in the amount of $46,482; computer support expenses in the amount of $45,060; commissions expense in the amount of $36,346; and amortization and depreciation expense in the amount of $24,616. The increase in selling, general, and administrative expenses was primarily due to increases in non-cash compensation of $216,092 and consulting fees of $91,352 and payroll of $117,980 .  We expect our legal fees to slightly increase in 2011 and our accounting fees in 2011 to remain constant.  We do however expect to increase our spending on advertising and marketing and web development fees in 2011.

Interest expense, net

Interest expense, net of interest income, increased by $65,993 or approximately 16% to $478,923 during the twelve months ended December 31, 2010, compared to $412,930 during the twelve months ended December 31, 2009.  The primary reason for the increase was due to the acceleration of the amortization of the discount on the notes payable, due to the principal payments made.

(Gain) on extinguishment of debt

During the year ended December 31, 2009, the Company negotiated a settlement of the liability for the penalty shares  whereby the Company issued convertible notes payable in the amount of $328,744, and as a result the Company recorded a gain on the transaction in the amount of $222,656. There are no comparable costs during the year ended December 31, 2010.

Fair value of warrants issued in excess of discount on notes payable

During the year ended December 31, 2010, the Company extended the date of warrants to purchase an aggregate of 132,000,000 shares of common stock. The Company valued this extension at $134,216. During the year ended December 31, 2010, the Company extended the expiration date of warrants to purchase an aggregate of 200,200,000 shares of common stock.  The Company valued the extension of these warrants at $813,824, which the Company charged to operations during the year ended December 31, 2010.  There is no comparable activity for the year ended December 31, 2009.

Gain from change in fair value of warrant liability

At December 31, 2010, the Company had outstanding warrants to purchase an aggregate 273,200,000 shares (272,200,000 vested) of the Company’s common stock.  The Company valued the warrant liability at December 31, 2010 at $1,183,175.  This revaluation resulted in a gain of $396,718 which the Company included in operations during the year ended December 31, 2010.  This is a decrease of $359,716 or approximately 48% compared to a gain of $756,434 from the revaluation of the warrant liability which the Company recorded during the year ended December 31, 2009.

Loss (Gain) from change in fair value of conversion option liability

At December 31, 2010, the Company had outstanding a liability to issue an aggregate of 323,058,200 shares of the Company’s common stock pursuant to convertible notes payable.  The Company revalued this liability at December 31, 2010 at $2,465,565.  This revaluation resulted in a loss of $1,244,239 which the Company included in operations for the year ended December 31, 2010.  This is an increase of $1,327,731  or approximately 1,590% compared to a gain of $83,492 from the revaluation of the conversion option liability which the Company recorded during the year ended December 31, 2009.

Net (loss) Income

For the reasons above, the Company had a net loss for the year ended December 31, 2010 of $2,109,874, an increase of $2,955,485 compared to  net income of $845,611 during the twelve months ended December 31, 2009.

Liquidity and Capital Resources at December 31, 2010

As of December 31, 2010, the Company had current assets of $1,141,768, consisting of cash of $518,082,  trade accounts receivable of $427,559,  loans receivable of $138,050, inventory of $52,657, and other current assets of  $5,420.    Also at December 31, 2010, the Company had current liabilities of  $7,257,488, consisting of accounts payable and accrued liabilities of $1,059,806 (of which $244,645 is payable to a related party); accrued interest of $646,876; accrued interest – related parties of $197,786; current portion of notes payable, net of discounts of $1,022,061; current portion of notes payable – related parties, net of discounts of $345,500; warrant liability of $1,183,175; option liability of $336,719; and conversion option liability of $2,465,565.

During the twelve months ended December 31, 2010, the Company had generated cash from operating activities of $468,930.  This consisted of the Company’s net loss of $2,109,874, offset by charges to operations $24,616 for depreciation and amortization, $192,409 for non-cash compensation,  $22,061 for the reserve of bad debt, $948,040 for the value of new warrants issued in excess of discount on notes payable, $197,297 for the amortization of the discount on notes payable, $130,170 for the amortization of the discount on accrued interest,  $396,718 gain for the revaluation of the warrant liability, $1,244,240 loss for the revaluation of the conversion option liability, and a $23,683 loss for the revaluation of the option liability.  The Company’s results also reflect a decrease in working capital deficiency of $193,006.

The Company had cash used by investing activities of $9,706, in 2010, which consisted of payments received on a loan receivable of $5,000 offset by acquisitions of property and equipment of $14,706.

The Company had cash used by financing activities of $85,907, in 2010, which consisted of principal payments on debt of $85,907.

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

By adjusting its operation and development to the level of available resources, management believes it has sufficient capital resources to meet projected cash flow through the next twelve months. The Company also intends to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines. However, if thereafter, the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.  Currently, we do not have any material long-term obligations other than those described in Note 8 to the financial statements included in this report, nor have we identified any long-term obligations that we contemplate incurring in the near future. As we seek to increase our sales of perishables, as well as identify new and other consumer oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

The independent auditors’ reports on our December 31, 2010 and 2009 financial statements included in this Annual Report states that our working capital deficiency raises substantial doubts about our ability to continue as a going concern.

2011 Plans

During 2011, in addition to our efforts to increase sales in our existing foodservice operations we  plan to expand our business by expanding our focus to additional Foodservice markets, exploring potential acquisition opportunities and continuing to extend our focus from a mainly  wholesale foodservice business directed towards chefs to commencing retail sales by making sales direct to consumers through a variety of direct to consumer sales channel relationships which are currently being explored. In addition we are currently exploring the introduction of a variety of new product categories and new product lines, to leverage our existing foodservice customer base.

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

Transactions With Major Customers

The Company’s largest customer, USF and its affiliates, accounted for approximately 92% and  96% of total sales in the years ended December 31, 2010 and 2009, respectively.  A contract with USF, expires December 31, 2012.  No other customer accounted for more than 1% of our net revenue.

We continue to conduct business with U.S. Food Services.

Stock-based Compensation

Effective January 1, 2006, the Company adopted FASB ASC 718-40. This statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period.

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
Naples, Florida

We have audited the accompanying consolidated balance sheet of Innovative Food Holdings, Inc., and subsidiaries (“the Company”) as of December 31, 2010 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform, an audit of its Internal Control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010  and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, NY
March 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Innovative Food Holdings, Inc.
Naples, Florida

We have audited the accompanying consolidated balance sheet of Innovative Food Holdings, Inc., and subsidiaries (“the Company”) as of December 31, 2009 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform, an audit of its Internal Control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bernstein & Pinchuk LLP

New York, NY
March 26, 2010

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2010	2009
ASSETS
Current assets

Cash and cash equivalents	$518,082	$144,765
Accounts receivable, net	427,559	339,206
Loan receivable	138,050	143,050
Inventory	52,657	19,075
Other current assets	5,420	6,120
Total current assets	1,141,768	652,216

Property and equipment, net	23,788	33,698
Total	$1,165,556	$685,914
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities

Accounts payable and accrued liabilities	$815,161	$695,361
Accrued liabilities- related parties	244,645	160,845
Accrued interest, net of discount	646,876	576,933
Accrued interest - related parties, net of discount	197,786	170,144
Notes payable, current portion, net of discount	1,022,061	918,907
Notes payable - related parties, current portion, net of discount	345,500	345,500
Warrant liability	1,183,175	631,853
Option liability	336,719	144,627
Conversion option liability	2,465,565	1,384,992
Total current liabilities	7,257,488	5,029,162

Note payable	-	27,718
	7,257,488	5,056,880
Stockholders' deficiency
Common stock, $0.0001 par value; 500,000,000 shares authorized;
216,385,103 and 194,638,638 shares issued, and 202,385,103 and
184,638,638 shares outstanding at December 31, 2010 and 2009, respectively	21,639	19,464
Additional paid-in capital	2,584,146	2,197,413
Accumulated deficit	(8,697,717)	(6,587,843)
Total stockholders' deficiency	(6,091,932)	(4,370,966)

Total	$1,165,556	$685,914

See notes to consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2010	2009

Revenue	$9,862,726	$7,591,639

Cost of goods sold	7,607,552	5,844,096
Gross margin	2,255,174	1,747,543

Selling, general and Administrative expenses	2,090,564	1,551,584

Operating income	164,610	195,959

Other expense (income):
Interest expense	478,923	412,930
Gain on extinguishments of debt	-	(222,656)
Fair value of warrants issued in excess of discount on notes	948,040	-
Gain from change in fair value of warrant liability	(396,718)	(756,434)
Loss(gain) from change in fair value of conversion option liability	1,244,239	(83,492)
	2,274,484	(649,652)

( Loss) income before income tax expense	(2,109,874)	845,611

Income tax expense	-	-

Net (loss) income	$(2,109,874)	$845,611

Net (loss) income per share - basic	$(0.011)	$0.004

Net (loss) income per share- diluted	$(0.011)	$0.002

Weighted average number of shares outstanding - basic	196,674,996	191,032,491

Weighted average number of shares outstanding- diluted	196,674,996	688,840,451

See notes to consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009
Cash flows from operating activities:

Net (loss) income	$(2,109,874)	$845,611
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation and amortization	24,616	32,392
Non-cash compensation	192,409	15,450
(Gain) on extinguishments of debt	-	(222,656)
Fair value of warrants issued	948,040	-
Fair value of stock options issued	-	7,993
Amortization of discount on notes payable	197,297	118,001
Amortization of discount on accrued interest	130,170	125,501
Allowance for bad debt	22,061	-
Change in fair value of warrant liability	(396,718)	(756,434)
Change in fair value of option liability	23,682	(38,058)
Change in fair value of conversion option liability	1,244,240	(83,492)
Changes in operating assets and liabilities:
Accounts receivable	(110,414)	(99,640)
Prepaid expenses and other current assets	(32,881)	(16,195)
Accounts payable and accrued expenses- related party	93,442	32,847
Accounts payable and accrued expenses	242,859	47,785
Net cash provided by operating activities	468,930	9,105

Cash flows from investing activities:
Principal payments received on loan	5,000	9,950
Acquisition of property and equipment	(14,706)	(13,470)
Net cash used in by investing activities	(9,706)	(3,520)

Cash flows from financing activities:
Proceeds from issuance of debt	-	-
Principal payments on debt	(85,907)	(21,365)
Net cash used in financing activities	(85,907)	(21,365)

Net increase (decrease) in cash and cash equivalents	373,317	(15,780)

Cash and cash equivalents at beginning of year	144,765	160,545

Cash and cash equivalents at end of year	$518,082	$144,765

See notes to consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$817	$1,326

Taxes	$-	$-

Other items not affecting cash:
Common stock issued for conversion of notes payable and accrued interest	$84,982	$21,058

See notes to consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Deficiency
For the two years ended December 31, 2010

	Common Stock
	Amount	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance as of December 31, 2008	183,577,038	$18,358	$1,985,335	$(7,433,454)	$(5,429,761)

Common stock issued pursuant to consulting agreement	6,250,000	625	15,625	-	16,250

Common stock issued to employees	600,000	60	1,140	-	1,200

Common stock issued for conversion of note payable	4,211,600	421	20,637	-	21,058

Discount due to beneficial conversion feature of interest accrued on convertible notes payable	-	-	156,316	-	156,316

Reclassification from conversion options liability to equity	-	-	18,360	-	18,360

Net income for the year ended December 31, 2009	-	-	-	845,611	845,611

Balance as of December 31, 2009	194,638,638	$19,464	$2,197,413	$(6,587,843)	$(4,370,966)

Common stock issued for the conversion of notes payable and accrued interest	16,996,465	1,700	83,282	-	84,982

Common stock issued pursuant to consulting agreements	750,000	75	5,925	-	6,000

Common stock issued in error	4,000,000	400	(400)	-	-

Discount due to beneficial conversion feature of interest accrued on convertible notes payable	-	-	134,260	-	134,260

Reclassification from conversion options liability to equity	-	-	163,666	-	163,666

Net loss for the year ended December 31, 2010	-	-	-	(2,109,874)	(2,109,874)

Balance as of December 31, 2010	216,385,103	$21,639	$2,584,146	$(8,697,717)	$(6,091,932)

See notes to consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

For revenue from product sales, the Company recognizes revenue in accordance with Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” 605-15-05. ASC 605-15-05 requires that four basic criteria must be met before revenue can be recognized:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling   price is fixed and   determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.  ASC 605-15-05 incorporates ASC 605-25-05 "Multiple-Deliverable Revenue Arrangements".   ASC 605-25-05 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The effect of implementing ASC 605-25-05 on the Company's consolidated financial position and results of operations was not significant.

This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.  ASC 605-25-05 became effective for revenue arrangements entered into in periods beginning after June 15, 2003.  For revenue arrangements occurring on or after August 1, 2003, the Company revised its revenue recognition policy to comply with the provisions of ASC 605-25-05.

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  Accounts receivable are presented net of an allowance for doubtful accounts of $22,061 and $3,574 at December 31, 2010 and 2009, respectively.

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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

The Company adopted ASC 820-10, “Fair Value Measurements” (SFAS 157), which provides a framework for measuring fair value under GAAP.  ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820-10 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs.

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

As of December 31, 2010, the Company’s management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

Comprehensive Income

ASC 220-10-15 “Reporting Comprehensive Income,” establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, ASC 220-10-15 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  The Company does not have any items of comprehensive income in any of the periods presented.

Basic and Diluted Loss Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully-diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options to purchase common stock. Basic and diluted net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period.

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation. For the years ended December 31, 2010, diluted net loss per share does not include potential common shares derived from convertible notes payable, stock options and warrants because as a result of the Company incurring losses, their effect would have been anti-dilutive.

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Anti-dilutive shares at December 31, 2010:

For the year ended December 31, 2010, the Company excluded warrants to purchase 92,500,000 shares because the warrant exercise prices were greater than the average market price of the common shares.  In addition, the Company has excluded in the calculation of dilutive loss per share 7,467,720 shares issuable upon the conversion of debt and convertible interest;  48,500,000 shares issuable upon the exercise of options at $0.007-$0.0096 per share  and 3,000,000 shares of common stock the Company has committed to issue to its President.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At December 31, 2010 and 2009, trade receivables from the Company’s largest customer amount to 86% and 85%, respectively, of total trade receivables.

Reclassification

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Stock-based Compensation

Effective January 1, 2006, the Company adopted FASB ASC 718-40. This statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period.

In August 2005, the Company’s commitments to issue shares of common stock first exceeded its common stock authorized. At this time, the Company began to value its stock options via the liability method of accounting. Pursuant to guidance in ASC 718-40 the cost of these options are valued via the Black-Scholes valuation method when issued, and re-valued at each reporting period.  The gain or loss from this revaluation is charged to compensation expense during the period.  Options expense and gain or loss on revaluation during the twelve months ended December 31, 2010 and 2009 are summarized in the table below:

	December 31,
	2010	2009

Option expense	$168,409	$7,993

(Gain) loss on revaluation of options	23,682	(38,058)

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company’s current liabilities exceeded its current assets by $6,115,720 as of December 31, 2010.   However, the Company has reported a net loss,  for the year ended December 31, 2010, due to non-cash charges primarily related to issuance of common stock warrants and changes in fair values of conversion features of debt.

The Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position. Management believes the Company will generate sufficient capital from operations and from debt and equity financing in order to satisfy current liabilities in the succeeding twelve months.  Management’s belief is based, if necessary, on the Company’s operating plans, which in turn is based on assumptions that may prove to be incorrect.

If the Company’s the cash flow from operations is insufficient, the Company may require additional financing in order to execute its operating plan and continue as a going concern.  The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations. The Company has not made any adjustments to the financial statements which would be necessary should the Company not be able to continue as a going concern.

Significant Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

2. ACCOUNTS RECEIVABLE

At December 31, 2010 and 2009, accounts receivable consists of:

	2010	2009
Accounts receivable from customers	$449,620	$342,780
Allowance for doubtful accounts	(22,061)	(3,574)
Accounts receivable, net	$427,559	$339,206

3. LOAN RECEIVABLE AND INTEREST RECEIVABLE

The balance of loan receivable consists of a loan to Pasta Italiana, Inc. (“Pasta”) in the net carrying amount of $138,050 at December 31, 2010 and $143,050 at December 31, 2009, respectively.  This note bears interest at the rate of 15% per annum, payable in shares of Pasta stock.

4.   INVENTORY

Inventory consists of molecular gastronomy products, honey, and meat glue which is warehoused in Naples, Florida; and prepaid meat products held by our meat vendors. At December 31, 2010 and 2009, finished Goods inventory was $52,657 and $19,075, respectively.

5. PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, 2010 and 2009, is as follows:

	2010	2009
Computer hardware and software	$320,800	$305,794
Furniture and fixtures	67,298	67,298
	388,098	373,092
Less accumulated depreciation and amortization	(364,310)	(339,394)
Total	$23,788	$33,698

Depreciation and amortization expense for property and equipment amounted to $24,616 and $32,392 for the year ended December 31, 2010 and 2009, respectively.

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2010 and 2009 are as follows:

	2010	2009
Trade payables	$788,137	$689,075
Accrued payroll and commissions	27,024	6,286
Total	$815,161	$695,361

At December 31, 2010 and 2009, accrued liabilities to related parties consisted of accrued payroll and payroll related benefits.

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

During the twelve months ended December 31, 2010 and 2009, the amounts of $134,260, and $156,316, respectively, were credited to additional paid-in capital as a discount on convertible interest.  The aggregate amount of discounts on convertible interest charged to operations during the twelve months ended December 31, 2010 and 2009 was $130,170 and $125,501, respectively.

At December 31, 2010, the Company has the following accrued interest on its balance sheet:

	Gross	Discount	Net
Non-related parties	$685,448	$38,572	$646,876
Related parties	197,786	-	197,786
Total	$883,234	$38,572	$844,662

At December 31, 2009, the Company has the following accrued interest on its balance sheet:

	Gross	Discount	Net
Non-related parties	$611,416	$34,483	$576,933
Related parties	170,144	-	170,144
Total	$781,560	$34,483	$747,077

Certain of the accrued interest is convertible in to shares of the Company’s common stock at prices ranging from $0.005 to $0.010 per share. At December 31, 2010, convertible accrued interest was $844,662 which was convertible into 165,053,920 shares of common stock; at December 31, 2009, convertible accrued interest was $747,077 which was convertible into 146,559,160 shares of common stock.

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
8. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

December 31, 2010	December 31, 2009
Convertible secured note payable in the original amount of $350,000 to Alpha Capital Aktiengesselschaft (“Alpha Capital”), dated February 25, 2005. This note consists of $100,000 outstanding under a previous note payable which was cancelled on February 25, 2005, and $250,000 of new borrowings. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note entered technical default status on May 16, 2005.  The note originally carried interest at the rate of 8% per annum, and  was due in full on February 24, 2007.  Upon default, the note’s interest rate increased to 15% per annum, and the note became immediately due. This note contains a cross default provision. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $250,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a conversion price of $0.005 per share . Interest in the amount of $25,597 and $33,552 was accrued on this note during the twelve months ended December 31, 2010   and 2009, respectively. During the twelve months ended December 31, 2006 the note holder converted $5,000 into shares of common stock. During the twelve months ended December 31, 2006 the holder of the note converted $27,865 of accrued interest into common stock.   In April 2009, the noteholder agreed to waive the default interest rate of 15%, and the note resumed accruing interest at the rate of 8% per annum.  Also in April 2009, the noteholder agreed to extend the maturity date of this note until January 1, 2010. During the year ended December 31, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011.

$345,000	$345,000
Convertible note payable in the original amount of $100,000 to Joel Gold, a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible by the holder into common stock of the Company at a conversion price of $0.005 per share .  A beneficial conversion feature in the amount of $100,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004 and 2005. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share.  Interest in the amount of $1,999 was accrued on this note during the twelve months ended December 31, 2010, and 2009.  During the twelve months ended December 31, 2006, $75,000 of the principal amount was converted into common stock. This note is past due at December 31, 2010 and  2009.

25,000	25,000
Convertible note in the amount of $85,000 originally payable to Briolette Investments, Ltd, dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on March 11, 2006. The note is convertible into common stock of the Company at a conversion price of  $0.005 per share. A beneficial conversion feature  in the amount of $85,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. On December 21, 2006, this note was transferred to Whalehaven Capital Fund, Ltd. (“Whalehaven”). Accrued interest is convertible by the holder into common stock of the Company at a price of $0.005 per share. Interest in the amount of $3,039  was accrued on this note during the twelve months ended December 31, 2010 and 2009. During the twelve months ended December 31, 2005, the note holder converted $44,000 of the note payable into common stock.    During the twelve months ended December 31, 2006, the Company made a $3,000 cash payment on the principal amount of the note.  During the year ended December 31, 2009,the noteholder agreed to extend the maturity date until February 15, 2010. During the year ended December 31, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011.

38,000	38,000
Convertible note payable in the amount of $80,000 to Brown Door, Inc.,  dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on March 11, 2006. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $80,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share.  Interest in the amount of  $6,403 was accrued on this note during the twelve months ended December 31, 2010 and 2009. This note is past due at December 31, 2010 and 2009.

80,000	80,000

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Convertible note payable in the amount of $50,000 to Whalehaven dated February 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite numbers of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was technical default as of May 16, 2005.  The note originally carried interest at the rate of 8% per annum, and was due in full on February 24, 2007. Upon default, the note’s interest rate increased to 15% per annum, and the note became due immediately. This note contains a cross default provision. The note is convertible into common stock of the Company at a conversion price of $0.005 per share.  A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in May, 2005.  Accrued interest is convertible into common stock of the Company at a price of $0.005 per share.  Interest in the amount of $3,201 and $3,892 was accrued on this note during the twelve months ended December 31, 2010 and 2009, respectively.  During the twelve months ended December 31, 2006, $10,000 of principal and $589 of accrued interest was converted into common stock.   During the year ended December 31,2 009, the noteholder agreed to waive the default interest rate of 15%, and the note resumed accruing interest at the rate of 8% per annum.  During the year ended December 31, 2009, the noteholder agreed to extend the maturity date until February 15, 2010. During the year ended December 31, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011.

40,000	40,000
Convertible note payable in the amount of $50,000 to Oppenheimer & Co., / Custodian for Joel Gold IRA, a related party, dated March 14, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006.  Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of  $4,003 was accrued on this note during the twelve months ended December 31, 2010 and 2009. This note is past due at December 31, 2010 and 2009.

50,000	50,000
Convertible note payable in the original amount of $30,000 to Huo Hua dated May 9, 2005. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006.  The note is convertible into common stock of the Company  at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005 and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share.  Interest in the amount of $1,603 was accrued on this note during the twelve months ended December 31, 2010 and 2009. During the twelve months ended December 31, 2006, the note holder converted $10,000 of principal into common stock.  This note is past due at December 31, 2010 and 2009.

20,000	20,000
Convertible note payable in the amount of $25,000 to Joel Gold, a board member and related party, dated January 25, 2005. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on January 25, 2007.  The note is convertible into common stock of the Company at a conversion price of $0.025 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005, 2006, and 2007. Accrued interest is convertible into common stock of the Company at a price of $0.025 per share. Interest in the amount of $1,999 was accrued on this note during the twelve months ended December 31, 2010 and 2009.  This note is past due at December 31, 2010 and 2009.

25,000	25,000
Convertible note payable in the amount of $25,000 to The Jay & Kathleen Morren Trust dated January 25, 2005. The note bears interest at the rate of 6% per annum, has no provisions for a default or past due rate and was due in full on January 25, 2007.  The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005, 2006, and 2007. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of was $1,496 accrued on this note during the twelve months ended December 31, 2010 and 2009.   This note is past due at December 31, 2010 and 2009.

25,000	25,000
Convertible note payable in the amount of $10,000 to Lauren M. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible note was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion price of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $799 and $801 was accrued on this note during the twelve months ended December 31, 2010 and 2009, respectively.  This note is past due at December 31, 2010 and 2009.

10,000	10,000

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Convertible note payable in the amount of $10,000 to Richard D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible note was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion price of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $799 and $801 was accrued on this note during the twelve months ended December 31, 2010 and 2009, respectively.  This note is past due at December 31, 2010 and 2009.

10,000	10,000
Convertible note payable in the amount of $10,000 to Christian D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible note was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion price of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $799 and $801 was accrued on this note during the twelve months ended December 31, 2010 and 2009, respectively.  This note is past due at December 31, 2010 and 2009.

10,000	10,000
Convertible note payable in the amount of $10,000 to Andrew I. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible note was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion price of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of  $801 was accrued on this note during the twelve months ended December 31, 2010 and 2009.  This note is past due at December 31, 2010 and 2009.

10,000	10,000
Convertible note payable in the amount of $8,000 to Adrian Neilan dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and is due in full on October 12, 2006. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $8,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $639 was accrued on this note during the twelve months ended December 31, 2010, and 2009. This note is past due at December 31, 2010 and 2009.

8,000	8,000
Convertible note payable in the amount of $5,000 to Matthias Mueller dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $5,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $401 was accrued on this note during the twelve months ended December 31, 2010 and 2009.  This note is past due at December 31, 2010 and 2009.

5,000	5,000
Convertible secured note payable in the amount of $120,000 to Alpha Capital dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was technical default as of November 13, 2005.  The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. This note contains a cross default provision. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $120,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $8,336 and $11,670 was accrued on this note during the twelve months ended December 31, 2010 and 2009, respectively. During the year ended December 31, 2010, the noteholder converted principal in the amount of $20,000 into common stock. During the year ended December 31, 2009, the noteholder agreed to waive the default interest rate of 15%, and the note resumed accruing interest at the rate of 8% per annum.  Also during the year ended December 31, 2009, the noteholder agreed to extend the maturity date of this note until January 1, 2010. During the year ended December 31, 2010, the noteholder agreed to extend the maturity date of this note until June 15, 2010.  This note is past due at December 31, 2010.

100,000	120,000

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Convertible secured note payable in the amount of $30,000 to Whalehaven Capital dated August 25, 2005.  We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default as of November 13, 2005.  The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. This note contains a cross default provision. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $2,312 and $4,870 was accrued on this note during the twelve months ended December 31, 2010 and 2009, respectively.  During the year ended December 31, 2009, the noteholder agreed to waive the default interest rate of 15%, and the note resumed accruing interest at the rate of 8% per annum.   During the year ended December 31, 2010, the noteholder converted principal in the amount of $20,000 into common stock. During the year ended December 31, 2009, the noteholder agreed to extend the maturity date until February 15, 2010. During the year ended December 31, 2010, the noteholder agreed to extend the maturity date of this note until June 15, 2010.  This note is past due at December 31, 2010.

27,047	30,000
Convertible secured note payable in the original amount of $25,000 to Asher Brand, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default as of November 13, 2005.  The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. This note contains a cross default provision.  The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share.  Interest in the amount of $1,249 and $1,858 was accrued on this note during the twelve months ended December 31, 2010 and 2009, respectively. During the twelve months ended December 31, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock, and during the twelve months ended December 31, 2008, the holder of the note converted an additional $3,000 of principal into common stock. During the year ended December 31, 2009, the noteholder converted $2,000 of principal and $1,058 of accrued interest into common stock. During the year ended December 31, 2009, the noteholder agreed to waive the default interest rate of 15%, and the note resumed accruing interest at the rate of 8% per annum.  Also, during the year ended December 31, 2009, the noteholder agreed to extend the maturity date of this note until January 1, 2010. During the year ended December 31, 2010 the noteholder converted $3,000 of principal and $1,043 of accrued interest into common stock.  Also, during the year ended December 31, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011.

15,000	18,000
Convertible secured note payable in the original amount of $25,000 to Momona Capital, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default at November 13, 2005.  The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. This note contains a cross default provision.  The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $971 and $3,747 was accrued on this note during the twelve months ended December 31, 2010 and 2009, respectively. During the twelve months ended December 31, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock, and during the twelve months need December 31, 2008, the holder of the note converted an additional $5,000 principal into common stock. During the year ended December 31, 2009, the noteholder agreed to waive the default interest rate of 15%, and the note resumed accruing interest at the rate of 8% per annum.  Also, during the year ended December 31, 2009, the noteholder agreed to extend the maturity date of this note until January 1, 2010.  During the year ended December 31, 2010, the noteholder converted $10,000 of principal into common stock. Also, during the year ended December 31, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011.

8,000	18,000

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Convertible secured note payable in the amount of $10,000 to Lane Ventures dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default at November 13, 2005.  The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. This note contains a cross default provision. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November, 2005.  Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $480 and $582 was accrued on this note during the twelve months ended December 31, 2010 and 2009, respectively.   During the twelve months ended December 31, 2006, the holder of the note converted $4,000 of principal and $1,467 of accrued interest into common stock.  In April 2009, the noteholder agreed to waive the default interest rate of 15%, and the note resumed accruing interest at the rate of 8% per annum.  Also in April 2009, the noteholder agreed to extend the maturity date of this note until January 1, 2010. During the year ended December 31, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011.

6,000	6,000
Secured note payable in the amount of $120,000 to Alpha Capital, dated February 7, 2006. The note originally carried interest at the rate of 15% per annum, and was originally due in full on February 7, 2007. The Company was not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable. During the three months ended September 30, 2007, the Company extended the due date of the note one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholder to convert the notes and accrued interest into common stock of the Company at a rate of $0.005 per share. This note entered technical default on October 31, 2007.  The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $95,588 and amortized this discount to interest expense when the note entered default status in October 2007. On March 12, 2008, the Company extended this note to March 4, 2009.  As consideration for the extension of this notes, the Company issued five-year warrants as follows: warrants to purchase 24,000,000 shares of common stock at $0.0115 per share; 6,000,000shares of common stock at $0.011 per share; and 2,400,000 shares of common stock at $0.005 per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $126,465. This transaction was accounted for as an extinguishment of debt, and a loss of $126,465 was charged to operations during the twelve months ended December 31, 2008.  Interest in the amount of $18,000 and $19,748 was accrued on this note during the twelve months ended December 31, 2010 and 2009, respectively. In January 2009, the noteholder agreed to extend the maturity date of this note to April 16, 2009.     In April 2009, the noteholder agreed to waive the default interest rate of 15%, and the note resumed accruing interest at the rate of 8% per annum.  Also in April 2009, the noteholder agreed to extend the maturity date of this note until April 16, 2009.  This note is past due at December 31, 2009. This note contains a cross default provision. During the year ended December 31, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011.

120,000	120,000
Secured note payable in the amount of $30,000 to Whalehaven dated February 7, 2006. The note originally carried interest at the rate of 15% per annum, and was due in full on February 7, 2007. The Company was not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable.   During the three months ended September 30, 2007, the Company extended the due date of the note one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholder to convert the note and accrued interest into common stock of the Company at a rate of $0.005 per share. This note entered technical default on October 31, 2007.  The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $23,897 and amortized this discount to interest expense when the note entered default status in October 2007.    On March 12, 2008, the Company extended this note to March 4, 2009.  As consideration for the extension of this note, the Company issued five-year warrants as follows: warrants to purchase 6,000,000 shares of common stock at $0.0115 per share; 1,500,000 shares of common stock at $0.011 per share; and 600,000 shares of common stock at $0.005 per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $31,616. This transaction was accounted for as an extinguishment of debt, and a loss of $31,616 was charged to operations during the twelve months ended December 31, 2008.  Interest in the amount of $4,524 and $2,917 was accrued on this note during the twelve months ended December 31, 2010 and 2009, respectively.   During the year ended December 31, 2009, the noteholder agreed to waive the default interest rate of 15%, and the note resumed accruing interest at the rate of 8% per annum.  Also, during the year ended December 31, 2009 the noteholder agreed to extend the maturity date until February 15, 2010. During the year ended December 31, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011. This note contains a cross default provision.

30,000	30,000

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note payable in the amount of $75,000 to Michael Ferrone, dated August 2, 2004. The note bears interest at the rate of 8% per annum, and was due in full on February 2, 2005.  On September 30, 2008, this note was extended to December 31, 2009 in exchange for adding a convertibility feature to the note. This feature allows for conversion to common stock at a price of $0.005 per share. The Company valued this beneficial conversion feature at the amount of $89,945 using the Black-Scholes valuation model.  $75,000 of this amount was charged to discount on the note. Interest in the amount of $6,001 and $6,002 was accrued on this note during the twelve months ended December 31, 2010 and 2009, respectively. This note is past due at December 31, 2010 and 2009.

75,000	75,000
Twenty-nine convertible notes payable in the amount of $4,500 each to Sam Klepfish, the Company’s CEO and a related party, dated the first of the month beginning on November 1, 2006, pursuant to the Company’s employment agreement with Mr. Klepfish, the amount of $4,500 in salary is accrued each month to a note payable. These notes bear interest at the rate of 8% per annum and have no due date. These notes and accrued interest are convertible into common stock of the Company at a rate of $0.005 per share.  Beneficial conversion features in the aggregate amount of $9,000 for the year ended December 31, 2006, $39,190 for the year ended December 31, 2007, and $58,464 for the year ended December 31, 2008 was calculated using the Black-Scholes valuation model.  Since these notes are payable on demand, the value of these discounts were charged immediately to interest expense.   Interest in the aggregate amount of $10,442 and $10,270 was accrued on these notes during the twelve months ended December 31, 2010 and 2009, respectively.

130,500	130,500
Secured note payable in the amount of $10,000 to Alpha Capital, dated May 19, 2006. The note originally carried interest at the rate of 15% per annum, and was originally due in full on November 19, 2006. The Company is not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at February 20 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable. During the three months ended September 30, 2007, the Company extended the due date of the note one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholder to convert the notes and accrued interest into common stock of the Company at a rate of $0.005 per share. This note entered technical default on October 31, 2007. The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $7,966 and amortized this discount to interest expense when the note entered default status in October 2007.  On March 12, 2008, the Company extended this note to March 4, 2009.  As consideration for the extension of this notes, the Company issued five-year warrants as follows: warrants to purchase 2,000,000 shares of common stock at $0.0115 per share; 500,000 shares of common stock at $0.011 per share; and 200,000 shares of common stock at $0.005 per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $10,539. This transaction was accounted for as an extinguishment of debt, and a loss of $10,539 was charged to operations during the twelve months ended December 31, 2008.  Interest in the amount of $1,496 and $1,620 was accrued on this note during the twelve months ended December 31, 2010 and 2009, respectively.  During the year ended December 31, 2009, the noteholder agreed to waive the default interest rate of 15%, and the note resumed accruing interest at the rate of 8% per annum.  Also, during the year ended December 31, 2009, the noteholder agreed to extend the maturity date until January 1, 2010. During the year ended December 31, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011.  This note contains a cross default provision.

10,000	10,000
Note payable in the original amount of $25,787 to Microsoft Corporation dated May 3, 2006.  The note bears interest at the rate of 9.7% per annum, and is payable in 60 monthly payments of $557 beginning October 1, 2006.  Interest in the amount of $782 and $1,326 was capitalized to this note during the twelve months ended December 31, 2010 and 2009, respectively.  Principal and interest in the amounts of $6,681 were paid on this note during the twelve months ended December 31, 2010 and 2009.

4,815	10,723
Convertible secured note payable in the amount of $200,000 to Alpha Capital, dated December 31, 2008.  This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011.  Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share.  Also issued with this note are warrants to purchase 40,000,000 shares of the Company’s common stock at a price of $0.005 per share.  The Company calculated a discount to the note in the amount of $200,000, and recorded $21,591 and $11,428 amortization for the year ended December 31, 2010 and 2009, respectively.   Interest in the aggregate amount of $12,357 and $15,744 was accrued on this note during the years ended December 31, 2010 and 2009, respectively.  During the years ended December 31, 2010 and 2009, the Company made principal payments on this note in the amount of $80,000 and $16,000, respectively.  This note contains a cross default provision.

104,000	184,000

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Convertible secured note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $230,000 to Alpha Capital, dated January 1, 2009.  This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011.  Principal and accrued interest are convertible into shares of common stock of the Company at a rate of $0.005 per share.  The Company calculated a discount to the note in the amount of $230,000, and recorded $68,206 and $11,428 amortization for this discount during the years ended December 31, 2010 and 2009, respectively.  Interest in the aggregate amount of $18,401 and $18,350 was accrued on this note during the year ended December 31, 2010 and 2009, respectively.  This note contains a cross default provision.

230,000	230,000
Convertible secured note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $38,000 to Whalehaven Capital, dated January 1, 2009.  This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011.  Principal and accrued interest is convertible into shares of common stock of the Company at a rate of $0.005 per share.  The Company calculated a discount to the note in the amount of $38,000, and recorded $11,269 and $1,888 amortization for this discount during the years ended December 31, 2010 and 2009, respectively.  Interest in the aggregate amount of $5,697 and $5,681 was accrued on this note during the years ended December 31, 2010 and 2009, respectively.  This note contains a cross default provision.

38,000	38,000
Convertible secured note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $25,310 to Asher Brand, dated January 1, 2009.  This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011.  Principal and accrued interest is convertible into shares of common stock of the Company at a rate of $0.005 per share.  The Company calculated a discount to the note in the amount of $25,310, and recorded $7,506 and $1,258 amortization for this discount during the years ended December 31, 2010 and 2009, respectively.  Interest in the aggregate amount of $2,023 and $2,017 was accrued on this note during the years ended December 31, 2010 and 2009, respectively.  This note contains a cross default provision.

25,310	25,310
Convertible secured note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $25,310 to Momona Capital, dated January 1, 2009.  This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011.  Principal and accrued interest is convertible into shares of common stock of the Company at a rate of $0.005 per share.  The Company calculated a discount to the note in the amount of $25,310, and $7,506 and $1,258 amortization for this discount during the years ended December 31, 2010 and 2009, respectively.  Interest in the aggregate amount of $2,023 and $2,017 was accrued on this note during the years ended December 31, 2010 and 2009, respectively.  This note contains a cross default provision.

25,310	25,310
Convertible secured note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $10,124 to Lane Ventures, dated January 1, 2009.  This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011.  Principal and accrued interest is convertible into shares of common stock of the Company at a rate of $0.005 per share.  The Company calculated a discount to the note in the amount of $10,124, and recorded $3,003 and $503 amortization for this discount during the years ended December 31, 2010 and 2009, respectively.  Interest in the aggregate amount of $813 and $811 was accrued on this note during the years ended December 31, 2010 and 2009, respectively.  This note contains a cross default provision.

10,124	10,124
$1,660,106	$1,781,967

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Note	Unamortized	Net of
December 31, 2010:	Amount	Discounts	Discount
Notes payable - current portion	$1,314,606	$(292,545)	$1,022,061
Notes payable - related parties, current portion	345,500	-	345,500
Notes payable	-	-	-
Total	$1,660,106	$(292,545)	$1,367,561

	Note	Unamortized	Net of
December 31, 2009:	Amount	Discounts	Discount
Notes payable - current portion	$1,014,907	$(96,000)	$918,907
Notes payable - related parties, current portion	345,500	-	345,500
Notes payable	421,560	(393,842)	27,718
Total	$1,781,967	$(489,841)	$1,292,126

	Twelve months ended
	December 31,
	2010	2009
Discount on Notes Payable amortized to interest expense:	$199,079	$118,001

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

At December 31, 2010 and 2009, the Company had outstanding $1,655,291 and $1,771,244 in principal, respectively, of various convertible notes with embedded conversion options accounted for as free standing derivative financial instruments in accordance with ASC 815-10-05 and ASC 815-40-05. The fair value of these embedded conversion options was $2,465,565 and $1,384,992 at December 31, 2010 and 2009, respectively.  The fair value of these embedded conversion options were estimated at December 31, 2010 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.20%; expected dividend yield of 0%; expected option life of 10; and volatility of 119.60%.  The fair value of these embedded conversion options were estimated at December 31, 2009 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.20%; expected dividend yield of 0%; expected option life of 10; and volatility of 302.87%.  The expected term of 10 years was used for all notes in both periods because several of the notes are currently or have been in default, and accordingly the term of the note is deemed not relevant as a variable for the Black-Scholes calculation.  The Company revalues the conversion options at each reporting period, and charges any change in value to operations. During the years ended December 31, 2010 and 2009, the Company recorded a loss of $1,244,239 and a gain of $83,492, respectively, due to the change in value of the conversion option liability.

When convertible notes payable are satisfied by payment or by conversion to equity, the Company revalues the related conversion option liability at the time of the payment or conversion.  The conversion option liability is then relieved by this amount, which is charged to additional paid-in capital.  During the years ended December 31, 2010 and 2009, conversion option liabilities in the amounts of $163,666 and $18,360 were transferred from liability to equity due to the conversion or payment of the related convertible notes payable.

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Discounts on notes payable

The Company calculates the fair value of any beneficial conversion features embedded in its convertible notes via the Black-Scholes valuation method. The Company also calculates the fair value of any detachable warrants offered with its convertible notes via the Black-Scholes valuation method.  The instruments are considered discounts to the notes, to the extent the aggregate value of the warrants and conversion features do not exceed the face value of the notes. These discounts are amortized to interest expense via the effective interest method over the term of the notes.  The fair value of these instruments is expensed to interest expense to the extent that the value of these instruments exceeds the face value of the notes.

Extension of notes payable

The Company accounts for modifications of its notes payable according to the guidance in FASB ASC 470-50-40. Pursuant to ASC 470-50-40, changes to an existing note should be accounted for as an extinguishment of the note with resultant gain or loss if the present value of the cash flows from the new note vary by  more than 10% from the present value of the cash flows from the original note.  ASC 470-50-40 provides an exception to this rule for the addition of conversion options accounted for as a derivative liability.

During the year ended December 31, 2009, the Company negotiated the extension of its notes payable in the aggregate amount of $587,000.  The Company extended the maturity date of these notes until January  1, 2010.  These notes, along with two additional notes payable in the aggregate amount of $150,000, contained certain provisions for a default interest rate.  The Company negotiated an agreement with the noteholders and the noteholders agreed to reinstate the original interest rate of 8% per annum.

During the year ended December 31, 2009, the Company negotiated the extension of certain of its notes payable in the aggregate amount of $138,000.  The Company extended the maturity date of these notes until February 15, 2010.  During the year ended December 31, 2010, as described below the Company negotiated the extension of these notes payable, and the maturity dates of these notes to either June 15, 2010 or April 15, 2011.

During the year ended December 31, 2010, the Company negotiated the extension of nine of its notes payable in the aggregate amount of $617,000, to April 15, 2011.  The Company also negotiated the extension of two of its notes payable in the aggregate amount of $130,000 until June 15, 2010.

Embedded conversion features of notes payable:

The Company values embedded conversion features utilizing the Black-Scholes valuation model.  Conversion options are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our conversion option valuation assumptions at December 31, 2010 and 2009:

	December 31,
	2010	2009

Number of conversion options outstanding	323,058,200	346,248,800
Value at December 31	$2,465,565	$1,384,992
Number of options issued during the year	-	68,448,800
Value of options issued during the year	$-	$336,844
Number of options exercised or underlying
notes paid during the year	23,190,600	7,200,000
Value of options exercised or underlying
notes paid during the year	$163,666	$18,360
Revaluation gain (loss) during the year	$(1,244,239)	$83,492

Black-Scholes model variables:
Volatility	119.60% to 336%	302.87% to 393.237%
Dividends	0	0
Risk-free interest rates	0.20%	0.20% -0.43%
Term (years)	10.00	1.00 – 10.00

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

9.  RELATED PARTY TRANSACTIONS

For the year ended December 31, 2010:

In December 2009, the Company agreed to issue 8,000,000 options with five year terms to purchase additional shares of the Company’s common stock to each of the two non-employee directors for services related to the year ending December 31, 2010.  These options vest at the rate of 25% each quarter beginning March 31, 2010 and have exercise prices equal to the closing price of the Company’s common stock on the vesting date plus a 20% premium, but no lower than a price of $0.005 per share. During the year ended December 31, 2010, 8,000,000 options have vested to each of the non-employee directors under this agreement, with 2,000,000 options exercisable at $0.0076 per share, 2,000,000 options exercisable at $0.0095 per share, 2,000,000 options exercisable at $0.0090 per share, and 2,000,000 options exercisable at $0.0096 per share.

In January 2010, the Company issued 8,000,000 options with a five year term to purchase additional shares of common stock to an officer.  These options vest 2,000,000 per quarter beginning with the quarter ended March 31, 2010 and have exercise prices equal to the closing price of the Company’s common stock on the vesting date plus a 20% premium, but no lower than $0.005 per share. During the year ended December 31, 2010, 8,000,000 options have vested with 2,000,000 options exercisable at $0.0076 per share, 2,000,000 options exercisable at $0.0095 per share, 2,000,000 options exercisable at $0.0090 per share, and 2,000,000 options exercisable at $0.0096 per share.

In January 2010, the Company issued 2,500,000 options with a five year term to purchase additional shares of common stock to an officer.  These options vest 625,000 per quarter beginning with the quarter ended March 31, 2010 and have exercise prices equal to the closing price of the Company’s closing stock on the vest date plus a 20% premium, but no lower than $0.005 per share.   During the year ended December 31, 2010, 2,500,000 options have vested with 625,000 options exercisable at $0.0076 per share, 625,000 options exercisable at $0.0095 per share, 625,000 options exercisable at $0.0090 per share, and 625,000 options exercisable at $0.0096 per share.

The Company committed to issuing 679,557 shares of common stock to each of its two non-employee directors, for a total issuance of 1,359,114 shares of common stock.  The fair value of these shares in the amount of $12,000 was charged to operations during the year ended December 31, 2010.  As of December 31, 2010, these shares have not been issued and are shown in accrued liabilities due to related parties on the Company’s balance sheet.

The Company committed to issuing 250,000 shares of common stock to three new directors, for a total issuance of 750,000 shares of common stock.  The fair value of these shares in the amount of $6,000 was charged to operations during the year ended December 31, 2010.  As of December 31, 2010, these shares have not been issued and are shown in accrued liabilities dues to related parties on the Company’s balance sheet.

Pursuant to the terms of  an employment agreement, the Company is committed to make a cash payment of $21,140 and issue 2,856,757 shares of common stock to the Company’s President. The fair value of these shares in the amount of $21,140 was charged to operations during the year ended December 31, 2010.  The total value of the bonus of $42,280 is recorded on the Company’s balance sheet as a liability to related parties as of December 31, 2010.

Pursuant to the terms of an employment agreement, the Company is committed to make a cash payment of $21,140 and issue 2,856,757 shares of common stock to the Company’s Chief Executive Officer. The fair value of these shares in the amount of $21,140 was charged to operations during the year ended December 31, 2010. The total value of the bonus of $42,280 is recorded on the Company’s balance sheet as a liability to related parties as of December 31, 2010.

For the year ended December 31, 2009:

The Company issued three convertible notes payable in the aggregate amount of $13,500 for salary due to the Company’s Chief Executive Officer, convertible at the rate of $0.005 per share into an aggregate of 2,700,000 shares of common stock.

The Company issued 2,000,000 options to purchase shares of common stock to two non-employee directors.

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Pursuant to the terms of an employment agreement, the Company is committed to make a cash payment of $4,550 and issue 910,000 shares of common stock to the Company’s Chief Executive Officer. The fair value of these shares in the amount of $4,550 was charged to operations during the year ended December 31, 2009. The total value of the bonus of $9,100 is recorded on the Company’s balance sheet as a liability to related parties as of December 31, 2009.

10. INCOME TAXES

Deferred income taxes result from the temporary differences arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, and an accumulation of net operating loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $2,050,000, which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal and state income tax rates to income from continuing operations before income taxes is as follows:

	Twelve Months Ended December 31, 2010	Twelve Months Ended December 31, 2009

Computed “expected” income tax expense at approximately 34%	$85,000	$288,000

Change in valuation allowance	(85,000)	(288,000)

	$-	$-

The Company’s above change in valuation allowance is primarily composed of utilization of net operating loss carryforwards.

The Company has not filed corporate income tax returns since December 31, 2009.

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
11.  COMMON STOCK

During the year ended December 31, 2010, the Company had the following transactions:

The Company issued 16,996,465 shares of common stock for the conversion of notes payable in the amount of $35,953 and accrued interest in the amount of $49,029.

The Company issued 750,000 shares of common stock to a consultant for services provided.  The fair value of these shares in the amount of $6,000 was charged to operations during the year ended December 31, 2010.

The Company issued 4,000,000 shares of common stock in error due to an error by the transfer agent which resulted in the duplication of shares of common stock issued to a note holder for conversion.  The Company will return these shares for cancellation.

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

Warrants

The following table summarizes the significant terms of warrants outstanding at December 31, 2010. These warrants may be settled in cash or via cashless conversion into shares of the Company’s common stock at the request of the warrant holder. These warrants were granted as part of a financing agreement:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	warrants	contractual	outstanding	warrants	exercisable
prices	outstanding	life (years)	warrants	exercisable	warrants
$0.0050	179,700,000	1.66	$0.0050	179,700,000	$0.0050

$0.0110	18,500,000	1.29	$0.0110	18,500,000	$0.0110

$0.0120	1,000,000	2.71	$0.0120	-	$-

$0.0115	74,000,000	1.67	$0.0115	74,000,000	$0.0115
	273,200,000	1.64	$0.0072	272,200,000	$0.0072

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Transactions involving warrants are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Warrants outstanding at January 1, 2008	273,200,000	$0.007

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-
Warrants outstanding at December 31, 2009	273,200,000	$0.007

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-
Warrants outstanding at December 31, 2010	273,200,000	$0.007
Exercisable at December 31, 2010	272,200,000	$0.007
Not exercisable at December 31, 2010	1,000,000	$0.012

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

In December 2009, the Company agreed to issue 1,000,000 options with five year terms to purchase additional shares of the Company’s common stock to each of the Company’s two non-employee directors pursuant to a board resolution for services performed during the year ended December 31, 2009.  The fair value of these shares in the amount of 7,993 was charged to operations during the year ended December 31, 2009.

Also in December 2009, the Company agreed to issue 8,000,000 options with five year terms to purchase additional shares of common stock to each of the two non-employee directors for services related to the year ending December 31, 2010.  These options vest at the rate of 25% each quarter beginning March 31, 2010 and have exercise prices equal to the closing price of the Company’s common stock on the vesting date plus a 20% premium, but no lower than a price of $0.005 per share. During the year ended December 31, 2010, 8,000,000 options have vested to each of the non-employee directors under this agreement, with 2,000,000 options exercisable at $0.0076 per share, 2,000,000 options exercisable at $0.0095 per share, 2,000,000 options exercisable at $0.0090 per share, and 2,000,000 options exercisable at $0.0096 per share.

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

In January 2010, the Company issued 8,000,000 options with a five year term to purchase additional shares of common stock to an officer.  These options vest 2,000,000 per quarter beginning with the quarter ended March 31, 2010 and have exercise prices equal to the closing price of the Company’s common stock on the vesting date plus a 20% premium, but no lower than $0.005 per share. During the year ended December 31, 2010, 8,000,000 options have vested with 2,000,000 options exercisable at $0.0076 per share, 2,000,000 options exercisable at $0.0095 per share, 2,000,000 options exercisable at $0.0090 per share, and 2,000,000 options exercisable at $0.0096 per share.

In January 2010, the Company issued 2,500,000 options with a five year term to purchase additional shares of common stock to an officer.  These options vest 625,000 per quarter beginning with the quarter ended March 31, 2010 and have exercise prices equal to the closing price of the Company’s closing stock on the vesting date plus a 20% premium, but no lower than $0.005 per share.   During the year ended December 31, 2010, 2,500,000 options have vested with 625,000 options exercisable at $0.0076 per share, 625,000 options exercisable at $0.0095 per share, 625,000 options exercisable at $0.0090 per share, and 625,000 options exercisable at $0.0096 per share.

The following table summarizes the changes outstanding and the related prices for the Company’s stock options:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
prices	outstanding	life (years)	options	exercisable	options
$0.0005	15,000,000	0.89	$0.0050	15,000,000	$0.005

$0.0070	22,000,000	2.41	$0.0070	22,000,000	$0.007

$0.0076	6,625,000	4.25	$0.0076	6,625,000	$0.0076

$0.0090	6,625,000	4.75	$0.0090	6,625,000	$0.0090

$0.0095	6,625,000	4.50	$0.0095	6,625,000	$0.0095

$0.0096	6,625,000	5.00	$0.0096	6,625,000	$0.0096

	63,500,000	3.63		63,500,000	$0.007

Options not vested are not exercisable.

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Transactions involving stock options issued to employees are summarized as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2008	35,500,000	0.005

Issued	18,000,000	0.005
Exercised	-	-
Forfeited or expired	(500,000)	0.50
Outstanding as December 31,2009	53,000,000	$0.007

Issued	10,500,000	$0.009
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2010	63,500,000	$0.007

Non-vested at December 31, 2010	-	$-
Exercisable at December 31, 2010	63,500,000	$0.007

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2010 and 2009 was $64,930 and $0, respectively. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was  $0.008 and $0.004 as of December 31, 2010 and 2009, respectively, and the exercise price multiplied by the number of options outstanding. As of December 31, 2010 and 2009, total unrecognized stock-based compensation expense related to stock options was $0. During the years ended December 31, 2010 and 2009, the Company charged $168,409 and  $7,993, respectively, to operations related to recognized stock-based compensation expense for employee stock options.

Accounting for warrants and  stock options

The Company accounts for the issuance of common stock purchase warrants, stock options, and other freestanding derivative financial instruments in accordance with the provisions of FASB ASC 815-40-15. Based on the provisions of ASC 815-40-05, the Company classifies, as equity, any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contract that (i) require net-cash settlement or (ii) give the counterparty a choice of net-cash settlement in shares (physical or net-share settlement). At December 31, 2010 and 2009, the Company has no freestanding derivative financial instruments that require net cash settlement or give the counterparty a choice of net cash settlement or settlement in shares.

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

The accounting guidance shows that the warrants and stock options which are a derivative liability should be revalued each reporting period. The recorded value of such warrants and stock options can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants and stock options, as well as in the volatility of the stock price during the term used for observation and the term remaining for warrants. During the twelve months ended December 31, 2010 and 2009, the Company recognized a gain of $396,718 and a gain of $756,434, respectively, for the change in the fair value of the warrant liability and recorded the change in operations during the twelve months ended December 31, 2010  and 2009.  During the twelve months ended December 31, 2010 and 2009, the Company recognized a loss of $23,683 and a gain of $38,058, respectively, for the change in the fair value of the stock option liability and recorded these amounts in operations during the twelve months ended December 31, 2010 and 2009.

The Company valued stock options and warrants using the Black-Scholes valuation model utilizing the following variables:

	December 31,
	2010	2009
Volatility	119.60% - 336%	307.87% - 386.12%
Dividends	$0	$0
Risk-free interest rates	0.19% - 0.20%	0.18%-0.43%
Term (years)	0.15 - 5.00	0.15-5.00

Insufficient Authorized but Unissued Shares of Common Stock

The Company has a potential obligation to issue 838,510,748 and 805,007,960 shares  of common stock upon the conversion of convertible notes and accrued interest, warrants and penalty shares issuable at December 31, 2010 and 2009, respectively.  The Company had 216,385,103 and 194,638,638 shares of common stock outstanding at December 31, 2010 and 2009, respectively, and 500,000,000 shares  of common stock authorized at December 31, 2010 and 2009.   The Company’s potential obligation to issue shares has exceeded its shares authorized by 554,895,851 and 499,646,598 shares at December 31, 2010 and 2009, respectively.  The Company has agreed that it will take the necessary steps to increase its authorized shares once it has 425,000,000 shares outstanding.

12. EMPLOYMENT AGREEMENTS

SAM KLEPFISH

In 2008, the Company and its Chief Executive Officer Sam Klepfish were  parties to an oral agreement which provided, among other things:

●	Mr. Klepfish is to receive a monthly salary in the amount of $10,833

●
Mr. Klepfish received an additional monthly salary of $4,500 which is not paid in cash, but is recorded on a monthly basis as a convertible note payable. These notes payable are convertible into common stock of the Company at a rate of $0.005 per share.

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

On January 6, 2010 (with an effective date of January 1, 2010), we entered into a three year employment agreement with Sam Klepfish.  The agreement provides for, among other things, (i) average annual salary of $151,000 from January 1, 2010 through December 31, 2010, of which $6,500 shall be accrued until June 20, 2010, and then payable in equal weekly installments until said $6,500 is paid in full by December 31, 2010;  (ii) $165,000 per annum from January 1, 2011 through December 31, 2011, provided, however that the increase of $14,000 shall only take affect if the Company’s gross annual sales for 2010 are at least $7.5 million; and (iii) the lesser of a 10% increase in salary above the salary in 2011 or $181,000 per annum from January 1, 2012 through December 31, 2012, provide, however the increase in 2012 shall only take effect if the Company’s gross annual sales for 2011 are at least $7.5 million.

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

On January 22, 2008, our Board approved the grant of an aggregate of 3 million restricted shares and 5 million options exercisable for five years at an exercise price of $0.007 per share to Mr. Wiernasz, upon his appointment as President of Innovative Food Holdings, all of which vested on December 31, 2008.

On December 31, 2008, the registrant entered into one year employment agreements with Justin Wiernasz. The agreement provided for, among other things, (i) average annual salary of $130,000; (ii) bonuses (payable one-half in cash and one-half in stock) in the range of 7%-50% of salary based upon the registrant meeting certain revenue and gross margin milestones; (iii) four month severance upon termination; and (iv) restrictions on confidentiality, competition and solicitation.

On January 6, 2010 (with an effective date of January 1, 2010) we entered into a three year employment agreement with Mr. Wiernasz.  The agreement provides for, among other things, (i) average annual salary of $151,000 from January 1, 2010 through December 31, 2010, of which $6,500 shall be accrued until June 20, 2010, and then payable in equal weekly installments until the $6,500 is paid in full by December 31, 2010;  (ii) $165,000 per annum from January 1, 2011 through December 31, 2011, provided, however that the increase of $14,000 shall only take affect if the Company’s gross annual sales for 2010 are at least $7.5 million; and (iii) the lesser of a 10% increase in salary above the salary in 2011 or $181,000 per annum from January 1, 2012 through December 31, 2012, provided, however, the increase in 2012 shall only take effect if the Company’s gross annual sales for 2011 are at least $7.5 million.

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

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

At December 31, 2010, commitments for minimum rental payments were as follows:

For the twelve months ended:
December 31, 2011	$54,000
Thereafter	-
Total	$54,000

14. MAJOR CUSTOMER

The Company’s largest customer, US Foodservice, Inc. and its affiliates, accounted for approximately  92% and 96% of total sales in the years ended December 31, 2010 and 2009, respectively.  A contract between our subsidiary, Food Innovations, and USF expires in December 2012.  We believe that although a significant portion of our sales occur through USF and it’s affiliates, the success of the program is less contingent on a contract then on the actual performance and quality of our products.

15. FAIR VALUE MEASUREMENTS

Our short-term financial instruments, including cash, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value.   The fair value of the Company’s stock option, convertible debt features and warrant instruments is determined using option pricing models.

As a result of the adoption of ASC 815-40, the Company is required to disclose the fair value measurements required by ASC 820, “Fair Value Measurements and Disclosures.”  The other liabilities recorded at fair value in the balance sheet as of December 31, 2009 are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by ASC 820 are directly related to the amount of subjectivity associated with the inputs to fair valuations of these liabilities are as follows:

Level 1 —	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 —	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 —	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

				Liabilities
	Level 1	Level 2	Level 3	at fair value
Warrant liability	$-	$-	$1,183,175	$1,183,175
Option liability	$-	$-	$336,719	$336,719
Conversion option liability	$-	$-	$2,465,565	$2,465,565

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.  We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2010 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms and our disclosure controls and procedures are also effective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is accumulate and communicated to our principal executive and financial officers to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Subject to the inherent limitations described in the following paragraph, our management has concluded that our internal control over financial reporting was effective at December 31, 2010 at the reasonable assurance level.

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

Name	Age	Position
Sam Klepfish	40	Chief Executive Officer and Director
Justin Wiernesz	45	President
Michael Ferrone	64	Director
Joel Gold	70	Director
Christopher Brown	49	Director
Solomon Mayer	53	Director
Hank Cohn	41	Director

Directors

Sam Klepfish

From November 2007 to present Mr. Klepfish is the CEO of Innovative Food Holdings and its subsidiaries. From March 2006  to November 2007 Mr. Klepfish was the interim president of the Company and its subsidiary. Since  February 2005 Mr. Klepfish was also a Managing Partner at ISG Capital, a merchant bank. From May 2004 through February 2005 Mr. Klepfish served as a Managing Director of Technoprises, Ltd.  From January 2001 to May 2004 he was a corporate finance analyst and consultant at Phillips Nizer, a New York law firm. Since January 2001 Mr. Klepfish has been a member of the steering committee of Tri-State Ventures, a New York investment group. From 1998 to December 2000, Mr. Klepfish was an asset manager for several investors in small-cap entities.

Joel Gold, Director

Joel Gold is currently an investment Banker at Buckman, Buckman and Reid located in New Jersey, a position he has held since May 2010.  Prior there to, from October 2004, he was head of investment banking of Andrew Garrett, Inc..  From January 2000 until September 2004, he served as Executive Vice President of Investment Banking of Berry Shino Securities, Inc., an investment banking firm also located in New York City. From January 1999 until December 1999, he was an Executive Vice President of Solid Capital Markets, an investment-banking firm also located in New York City.  From September 1997 to January 1999, he served as a Senior Managing Director of Interbank Capital Group, LLC, an investment banking firm also located in New York City.  From April 1996 to September 1997, Mr. Gold was an Executive Vice President of LT Lawrence & Co., and from March 1995 to April 1996, a Managing Director of Fechtor Detwiler & Co., Inc., a representative of the underwriters for the Company’s initial public offering.  Mr. Gold was a Managing Director of Furman Selz Incorporated from January 1992 until March 1995.  From April 1990 until January 1992, Mr. Gold was a Managing Director of Bear Stearns and Co., Inc. (“Bear Stearns”).  For approximately 20 years before he became affiliated with Bear Stearns, he held various positions with Drexel Burnham Lambert, Inc.  He is currently a director, and serves on the Audit and Compensation Committees, of Geneva Financial Corp., a publicly held specialty, consumer finance company.

Michael Ferrone, Director

Michael Ferrone was Executive Producer and Producer, Bob Vila TV Productions, Inc. from its founding in 1989 to 2000. Michael co-created and developed the T.V. show, "Bob Vila's Home Again". As Executive Producer, Michael managed all aspects of creation, production, and distribution of the Show. By integrating brand extension and sponsor relations, Michael managed the interrelationships between Bob Vila and business partners including senior executives at Sears, NBC, CBS, A&E, HGTV, General Motors, and Hearst Publications. In 2002 he co-founded Building Media, Inc., (BMI) a multimedia education, marketing and production company committed to promoting best building practices through better understanding of building science principles. As of 2005, BMI operates as an independently managed, wholly owned subsidiary of DuPont™.

Christopher Brown, Director

Dr. Brown has been an active investor for approximately 30 years and he has invested in numerous publicly traded and privately held companies, where he has served as an advisor and board member of such companies.  Dr. Brown also manages one of the most elite oral and cosmetic surgery centers in the United States.

Solomon Mayer, Director

Mr. Solomon Mayer has held various executive level positions, and has successfully overseen several businesses from conceptions to profitability.  Mr. Mayer is currently on the board of directors of the following private Companies: Mooney Airplane Corporation, Premier Store Fixtures and Supreme Construction and Development, a real estate development and investment firm.

Hank Cohn, Director

Hank Cohn is currently CEO of P1 Billing, LLC, a revenue cycle management services provider to ambulatory medical clinics.  P1 Billing is a spinoff of PracticeOne Inc., (formerly PractieXpert, Inc., an  OTCBB traded company), an integrated PMS and EMR software and services company for physicians.  Mr. Cohn served as President and Chief Executive Officer of PracticeOne from December 2009 until December 2009, at which time he sold the company to Francison Partners,  one of the largest, global technology focused, private equity firms in Silicon Valley.  Prior to that, Mr. Cohn worked with a number of public companies.  A partial list of his past and present board memberships include: Analytical Surveys, Inc., Kaching Kaching, Inc., and International Food and Wine, Inc., currently Evolution Resources Inc.  Mr. Cohn also served as the executive vice president of Galaxy Ventures, LLC a closely-held investment fund concentrating in the areas of bond trading and early stage technology investments, where he acted as portfolio manager for investments.

Executive Officers

Justin Wiernasz, President

Effective on July 31, 2008, Mr. Justin Wiernasz was promoted to the position of President of Innovative Food Holdings, Inc.    Prior thereto he was the Executive Vice President of Marketing and Sales and Chief Marketing Officer of our operating subsidiary, Food Innovations, Inc. since May 2007 and the President of Food Innovations and our Chief Marketing Officer since December 2007.  Prior thereto, he was at U.S. Foodservice, our largest customer, for 13 years. From 2005 to 2007 he was the Vice President of Sales & Marketing, U.S. Foodservice, Boston, and prior thereto, from 2003 to 2005 he was a National Sales Trainer at U.S. Foodservice, Charleston SC, from 1996 to 2003 he was the District Sales Manager at U.S. Foodservice, Western Massachusetts and from 1993 to 1996 he was Territory Manager, U.S. Foodservice, Northampton, Easthampton & Amherst, MA. Prior to that from 1989 to 1993 he was the owner and operator J.J.’s food and spirit, a 110 seat restaurant.

Key Employees

John McDonald

Mr. McDonald, age 48,  has been the Chief Information Officer of IVFH since November 2007 and our principal accounting officer since November 2007.  From 2004 through 2007,  Mr. McDonald worked as a consultant with Softrim Corporation of Estero, Florida where he created custom applications for a variety of different industries and assisted in building interfaces to accounting applications. Since 1999 he has also been President of McDonald Consulting Group, Inc. which provide consulting on accounts receivable, systems and accounting services.

Qualification of Directors

We believe that all of our directors are qualified for their positions and each brings a benefit to the board. Mr. Kelpfish, as our CEO, is uniquely qualified to bring management’s perspective to the board’s deliberations.  Mr. Gold, with his lengthy career working for broker/dealers, brings “wall Street’s” perspective. Mr. Ferrone, with his background, brings marketing experience to the board.  Dr. Brown, with his history of investments, is able to bring an investor perspective to the board.  Mr. Mayer, with his experience as an executive in start-up companies, brings that knowledge and insight to the board.  Mr. Cohn, with his prior history of being an executive and his experience as a director of other companies, brings a well-rounded background and wealth of experience to our board.

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

Attendance at Meetings

During 2010 the Board of Directors met formally one time and all Directors attended the meeting.

We are not currently subject to the requirements of any stock exchange with respect to having a majority of “independent directors” although we believe that we meet that standard inasmuch as Messrs. Gold, Ferrone, Mayer, Cohn, and Dr. Brown are “independent” and only Mr. Klepfish, by virtue of being our Chief Executive Officer, is not independent.

Code of Ethics

We have adopted a Code of Ethics that applies to each of our employees, including our principal executive officer and our principal financial officer, as well as members of our Board of Directors. A copy of such Code has been publicly filed with, and is available for free from, the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

During 2010, Mr. Weirnasz did not file one Form 4 to report the issuance of options to purchase 8,000,000 shares of common stock; Mr. Gold and Mr. Ferrone did not file two Form 4’s each to report the issuance of options to purchase 8,000,000 shares and 1,000,000 shares of common stock . Mr. Mayer did not file a Form 3 to report 4 becoming a director and a Form 4 to report the issuance of 250,000 shares of common stock.

ITEM 11. Executive Compensation

The following table sets forth information concerning the compensation for services in all capacities rendered to us for the year ended December 31, 2010, of our Chief Executive Officer and our other executive officers whose annual compensation exceeded $100,000 in the fiscal year ended December 31, 2010, if any. We refer to the Chief Executive Officer and these other officers as the named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Sam Klepfish	2010	$151,000		$42,280	(a)	$-		$-		$-	$-	$15,713	(b)	$208,993
CEO	2009	$143,500	(c)	$9,100	(d)	$-		$-		$-	$-	$8,642	(b)	$161,242
	2008	$184,000	(e)	$-		$-		$-		$-	$-	$-		$184,000

Justin Wiernesz	2010	$135,038		$42,280	(a)	$-		$54,620	(f)	$-	$-	$-		$231,938
President	2009	$135,000		$9,660	(g)	$-		$-		$-	$-	$-		$144,660
	2008	$114,000		$-		$24,000	(h)	$10,000	(i)	$-	$-	$-		$148,000

John McDonald	2010	$118,124		$-		$-		$17,409	(j)	$-	$-	$-		$135,173
Chief Information and	2009	$94,320		$-		$-		$-		$-	$-	$-		$94,320
Principal Accounting Officer	2008	$67,960		$-		$-		$-		$-	$-	$-		$67,960

(a)	Consists of a cash portion of $21,140 and 2,856,757 shares of common stock values at $0.0074 per share.

(b)	Consists of cash payments for health care benefits.

(c)	Consists of $130,000 cash salary paid and an additional $13,500 salary accrued, which is convertible into shares of common stock at the election of Mr. Klepfish at a rate of $0.005 per share.

(d)	Consist of a cash portion of $4,550 and 910,000 shares of common stock valued at a price of $0.005 per share, for a value of $4,550.

(e)	Consists of $130,000 cash salary paid and an additional $54,000 salary accrued, which is convertible into shares of common stock at the election of Mr. Klepfish at a rate of $0.005 per share.

(f)
Consists of 2,000,000 options to purchase shares of common stock at a price of $0.0076 per shares, 2,000,000 options to purchase shares of common stock as a price of $0.0095 per shares, 2,000,000 options to purchase shares of common stock as a price of $0.0090 per share, and 2,000,000 options to purchase shares of common stock at a price of $0.0096 per share.

(g)	Consist of a cash portion of $4,830 and 966,000 shares of common stock valued at a price of $0.005 per share, for a value of $4,830.

(h)	Consists of 3,000,000 shares of common stock to be issued pursuant to an employment agreement.

(i)	Consists of options to purchase 5,000,000 shares of the Company's common stock at a price of $0.007 per share.

(j)
Consists of 625,000 options to purchase shares of common stock at a price of $0.0076, 625,000 options to purchase shares of common stock at a price of $0.0095, 625,000 options to purchase shares of common stock at a price of $0.0090 per share, and 625,000 options to purchase shares of common stock at a price of $0.0096 per share.

Outstanding Equity Awards at Fiscal Year-End as of December 31, 2010

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Justin Wiernesz	8,000,000	(a)	-	-	$-	(b)	-	(c)	-	-	-	-
Justin Wiernesz	5,000,000		-	-	$0.007		03/31/2013		-	-	-	-
Sam Klepfish	5,000,000		-	-	$0.005		11/20/2011		-	-	-	-
Sam Klepfish	5,000,000		-	-	$0.007		03/31/2013		-	-	-	-

(a)	Options vest at the rate of 25% each quarter beginning March 31, 2010
(b)	(b) Exercise price is a 20% premium to the closing price of the Company’s common stock on the date of vesting, but no lower than a price of $0.005 per share.
(c)	Option term is 5 years from the date of vesting.

Director Compensation

Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joel Gold		-	6,000	(a)	54,538	(c)	-	-	-	60,538
Michael Ferrone		-	6,000	(a)	54,538	(c)	-	-	-	60,538
Sam Klepfish		-	-		-		-	-	-	-
Christopher Brown	(e)	-	2,000	(b)	-		-	-	-	2,000
Solomon Mayer	(e)	-	2,000	(b)	-		-	-	-	2,000
Hank Cohn	(e)	-	2,000	(b)	-		-	-	-	2,000

(a)
Consists of 198,413 shares of common stock at a price of $0.008 per share, 158,228 shares of common stock at a price of $0.009 per share, 166,667 shares of common stock at a price of $0.009 per share, 156,250 shares of common stock at a price of $0.01 per share.

(b)	Consists of 250,000 shares of common stock at a price of $0.008 per share.

(c)
Consists of 2,000,000 options to purchase shares of common stock at a price of $0.0076 per share, 2,000,000 options to purchase shares of common stock at a price of $0.0095 per share, 2,000,000 options to purchase shares of common stock at a price of $0.0090, and 2,000,000 options to purchase shares of common stock at a price of $0.0096 per share.

(e)	Appointed to the Board of Directors on October 29, 2010.

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

On January 6, 2010 (with an effective date of January 1, 2010), we entered into a three year employment agreement with Sam Klepfish.  The agreement provides for, among other things, (i) average annual salary of $151,000 from January 1, 2010 through December 31, 2010, of which $6,500 shall be accrued until June 20, 2010, and then payable in equal weekly installments until said $6,500 is paid in full by December 31, 2010;  (ii) $165,000 per annum from January 1, 2011 through December 31, 2011, provided, however that the increase of $14,000 shall only take affect if the Company’s gross annual sales for 2010 are at least $7.5 million; and (iii) the lesser of a 10% increase in salary above the salary in 2011 or $181,000 per annum from January 1, 2012 through December 31, 2012, provide, however the increase in 2012 shall only take effect if the Company’s gross annual sales for 2011 are at least $7.5 million.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 10, 2011 with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each Named Officer, and (4) all our directors and executive officers as a group.  Unless otherwise stated, each person listed below uses the Company’s address.  Pursuant to SEC rules, includes shares that the person has the right to receive within 60 days from March 10, 2011.

Name and Address of		Number of Shares	Percent of
Beneficial Owners		Beneficially Owned	Class

Sam Klepfish	(1)	42,921,107	17.5%
Michael Ferrone	(2)	87,116,496	35,4%
Joel Gold	(3)	47,516,756	19.2%
Christopher Brown	(4)	24,380,000	12.0%
Solomon Mayer	(5)	-	0.0%
Hank Cohn	(6)	-	0.0%
Justin Wiernasz	(7)	13,000,000	6.0%
Joseph DiMaggio Jr.	(8)	14,800,000	7.3%
Wally Giakas	(9)	24,893,836	11.0%

All officers and directors as a whole (7 persons)	(10)	214,934,358	61.9%

(1)
Includes 350,000 shares of common stock held by Mr. Klepfish; options to purchase 10,000,000 shares of the Company's common stock, 26,100,000 shares issuable upon the conversion of notes payable; 6,471,107 shares issuable upon the conversion of accrued interest.  Does not include 910,000 shares issuable as of December 31, 2009 as Compensation for services performed in 2009, and 2,856,757 shares issuable as compensation for services performed in 2010, but not yet issued.  Upon the issuance of these shares, Mr. Klepfish will beneficially own 18.8% of the outstanding shares.

(2)
Includes 43,600,000 shares of common stock held by Mr. Ferrone; 15,000,000 shares issuable upon conversion of notes held by of Mr. Ferrone; 9,516,496 shares issuable upon conversion of accrued interest; and options to purchase 19,000,000 shares of the Company's common stock held by Mr. Ferrone.  Does not include 1,000,000 shares to be issued to Mr. Ferrone for services as a board member in 2009, and 679,557 shares issuable for services as a board member in 2010, but not yet issued.  Upon the issuance of these shares, Mr. Ferrone will beneficially own 35.9% of the outstanding shares.

(3)
Includes 1,920,000 shares of common stock held by Mr. Gold; options to purchase 19,000,000 shares of common stock; 16,000,000 shares issuable upon conversion of notes payable held by Mr. Gold, and an additional 10,596,756 shares issuable upon conversion of accrued interest on notes payable. Also includes 920,000 shares of common stock held by Mr. Gold's spouse. Does not include 1,000,000 shares to be issued to Mr. Gold for services as a board member in 2009, and 679,557 shares of common stock issuable to Mr. Gold for services as a board member during 2010, but not yet issued.  Upon the issuance of these shares, Mr. Gold will beneficially own 19.7 % of the outstanding shares.

(4)
Included 24,380,000 shares of common stock held by Mr. Brown.  Does not include 250,000 shares issuable for services as a board member for 2010, but not yet issued.  Upon issuance of these shares, Mr. Brown will beneficially own 12.2% of the shares outstanding.

(5)	Does not include 250,000 shares issuable for services as a board member for 2010, but not yet issued. Upon issuance of these shares, Mr. Mayer will beneficially own 0.1% of the shares outstanding.

(6)	Does not include 250,000 shares issuable for services as a board member for 2010, but not yet issued. Upon issuance of these shares, Mr. Cohn will beneficially own 0.1% of the shares outstanding.

(7)
Includes options to purchase 13,000,000 shares of common stock.  Does not include 3,000,000 shares to be issued for services performed in 2008, 966,000 shares to be issued for services performed in 2009, and 2,856,757 shares to be issued for services performed in 2010. Upon the issuance of these shares, Mr. Wiernasz will beneficially own 8.9% of the outstanding shares.

(8)	Includes 14,800,000 shares of common stock held by Mr. DiMaggio.

(9)	Includes 16,000,000 shares issuable upon conversion of notes payable, and 8,893,836 shares issuable upon conversion of accrued interest on notes payable.

(10)
Includes 175,614,353 shares underlying options, convertible notes or shares issuable as accrued interest upon outstanding notes.  Does not include an aggregate of an additional 14,698,628 shares committed by the Company to be issued.  Upon issuance of such shares the group will beneficially own 64.2% of the outstanding shares.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

None

ITEM 14.  Principal Accountant Fees and Services

Audit Fees

The Company engaged RBSM LLP as our new independent registered public accounting firm as of January 25, 2011.  RBSM LLP will be billing us $36,500 for the audit of our annual consolidated financial statements for the year ended December 31, 2010 included in our Forms 10-K.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Bernstein & Pinchuk LLP (“B&P”) for the audit of our annual consolidated financial statements included in our Forms 10-K: 2010: $0;  and 2009: $36,000.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by B&P that are reasonably related to the performance of the audit or review of our consolidated financial statements including our quarterly interim reviews on Form 10-Q and are not reported under Audit Fees above: 2010: $22,500 and 2009: $22,500.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by B&P are: 2010: $4,500 and 2009: $3,000.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for services provided by B&P, other than the services reported above: $3,400.

ITEM 15. Exhibits

EXHIBIT NUMBER

3.1
Articles of Incorporation (incorporated by reference to exhibit 3.1 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

3.2	Amended Bylaws of the Company

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

Dated: March 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sam Klepfish	CEO and Director	March 16, 2011
Sam Klepfish	(Chief Executive Officer)

/s/ John McDonald	Principal Accounting Officer	March 16, 2011
John McDonald	(Principal Financial Officer)

/s/ Joel Gold	Director	March 16, 2011
Joel Gold

/s/ Michael Ferrone	Director	March 16, 2011
Michael Ferrone

Director
Christopher Brown

/s/ Solomon Mayer	Director	March 16, 2011
Solomon Mayer

/s/ Hank Cohn	Director	March 15, 2011
Hank Cohn