Form 10-Q
period 2011-03-31
INNOVATIVE FOOD HOLDINGS INC
filed 2011-05-13
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended March 31, 2011

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

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date:  202,385,103 Common Shares outstanding at May 5, 2011.

INNOVATIVE FOOD HOLDINGS, INC.

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
ASSETS	(Unaudited)
Current assets

Cash and cash equivalents	$655,858	$518,082
Accounts receivable, net	305,221	427,559
Loan receivable, net	136,550	138,050
Inventory	58,508	52,657
Other current assets	5,970	5,420
Total current assets	1,162,107	1,141,768

Property and equipment, net	27,552	23,788
Total assets	$1,189,659	$1,165,556

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Accounts payable and accrued liabilities	$804,551	$815,161
Accrued liabilities - related parties	202,365	244,645
Accrued interest, net	683,417	646,876
Accrued interest - related parties, net	204,602	197,786
Notes payable, net of discount	1,097,523	1,022,061
Notes payable - related parties	345,500	345,500
Warrant liability	1,038,496	1,183,175
Options liability	315,439	336,719
Conversion option liability	2,354,846	2,465,565
Total current liabilities	7,046,739	7,257,488

Stockholders’ deficiency

Common stock, $0.0001 par value; 500,000,000 shares authorized; 216,385,103 shares issued and outstanding at March 31, 2011and December 31, 2010	21,639	21,639
Additional paid-in capital	2,648,870	2,584,146
Accumulated deficit	(8,527,589)	(8,697,717)
Total stockholders’ deficiency	(5,857,080)	(6,091,932)

Total liabilities and stockholders’ deficiency	$1,189,659	$1,165,556

 See notes to the unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2011	2010
Revenue	$2,471,530	$2,307,961

Cost of goods sold	1,892,142	1,769,726
Gross profit	579,388	538,235

Selling, general and administrative expenses	455,562	541,365
Total operating expenses	455,562	541,365

Income (loss) from operations	123,826	(3,103)

Other (income) expense:
Interest expense, net	176,103	77,410
Fair value of warrants issued in excess of discount on notes	-	134,216
Loss (gain) from change in fair value of warrant liability	(144,679)	14,500
Loss (gain) from change in fair value of conversion option liability	(77,726)	821,187
Total other (income) expense	(46,302)	1,047,313

Income (loss) before income taxes	170,128	(1,050,443)

Income tax expense	-	-

Net income ( loss)	$170,128	$(1,050,443)

Net income (loss) per share – basic	$0.001	$(0.006)

Net income (loss) per share – diluted	$0.000	$(0.006)

Weighted average shares outstanding – basic	202,385,103	187,518,559

Weighted average shares outstanding – diluted	781,703,928	187,518,559

See notes to the unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$170,128	$(1,050,443)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	4,362	7,760
Fair value of common stock issued to consultants	-	6,000
Fair value of extension in term of warrants issued to noteholders	-	134,216
Fair value of stock options vested by officers and directors	-	28,901
Amortization of discount on notes payable	101,029	13,051
Amortization of discount on accrued interest	39,302	27,880
Change in fair value of warrant liability	(144,679)	14,500
Change in fair value of option liability	(21,280)	84,360
Change in fair value of conversion option liability	(77,726)	821,187
Changes in assets and liabilities:
Accounts receivable	122,339	(153,423)
Inventory and other current assets, net	(6,402)	(15,175)
Accrued liability and accrued interest - related party, net	(35,464)	(10,424)
Accounts payable and accrued interest	18,360	166,158
Net cash provided by operating activities	169,969	74,548

Cash flows from investing activities:
Principal payments received on loan	1,500	1,000
Acquisition of property and equipment	(8,126)	(8,079)
Net cash used in investing activities	(6,626)	(8,079)

Cash flows from financing activities:
Principal payments on debt	(25,567)	(1,424)
Net cash used in financing activities	(25,567)	(1,424)

Net increase (decrease) in cash and cash equivalents	137,776	66,045

Cash and cash equivalents at beginning of period	518,082	144,765

Cash and cash equivalents at end of period	$655,858	$210,810

See notes to the unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(UNAUDITED) (continued)

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$104	$286

Taxes	$-	$-

Conversion of notes payable and accrued interest to common stock	$-	$57,982

Common stock issued in error, to be cancelled	$-	$400

See notes to the unaudited condensed consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Innovative Food Holdings, Inc., and its wholly owned subsidiaries, Food Innovations, Inc. (“FII”), Food New Media Group, Inc. (“FNM”), Gourmet Foodservice Group, Inc. (“GFG”),  and 4 The Gourmet, Inc (d/b/a For The Gourmet, Inc.) (“Gourmet”) (collectively, the “Company, or “IVFH”),  have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  FNM is currently inactive.

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-K for the year ended December 31, 2010. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations to be expected for the full year.

2. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Business Activity

FII is in the business of providing premium white tablecloth restaurants with the freshest origin-specific perishables and specialty food products direct from its network of vendors to the end users (restaurants, hotels, country clubs, national chain accounts, casinos, and catering houses) within 24 - 72 hours.  During the first quarter of 2011, approximately 91% of our products were sold through a distributor relationship with US Foodservice, Inc. and its affiliates (“USF”), a $20 Billion broadline distributor., as compared to approximately 90% during the first quarter of 2010.

For The Gourmet, through its website, and through additional sales channels, provides the highest quality gourmet food products to the retail consumer market under the For The Gourmet line at and to the professional chef market under the For The Gourmet Pro line.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

Principles of Consolidation

The accompanying unaudited condensed  consolidated financial statements include the accounts of the Company and its wholly owned operating subsidiary, Food Innovations, Inc. and its other wholly-owned subsidiaries FII, FNM, GFG and For The Gourmet. All material intercompany transactions have been eliminated upon consolidation of these entities.

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

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

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

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  Accounts receivable are presented net of an allowance for doubtful accounts of $19,709 and $22,061 at March 31, 2011 and December 31, 2010, respectively.

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

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

As of March 31, 2011, the Company’s management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

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

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred advertising costs in the amount of $9,957 and $7,656 for the three months ended March 31, 2011 and 2010, respectively.

Basic and Diluted Income (Loss) Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully-diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options, warrants, and convertible notes to purchase common stock. Basic and diluted net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period.

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation. For the three months ended March 31, 2011, diluted net loss per share does not include potential common shares derived from convertible notes payable, stock options and warrants because as a result of the Company incurring losses, their effect would have been anti-dilutive.

Diluted earnings per shares was computed as follows for the three months ended March 31, 2011:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$170,128	216,385,103	$0.001

Effect of Dilutive Securities:

Conversion of notes and interest to common stock:
Additional shares reserved for assured conversion		565,318,825
Decrease in interest expense due to assured conversion	168,623
Remove gain on revaluation of conversion option liability	(225,099)

Diluted earnings per share	$113,652	781,703,928	$0.000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Anti-dilutive shares for the three months ended March 31, 2011:

For the three months ended March 31, 2011, the Company excluded warrants to purchase 92,500,000 shares because the warrant exercise prices were greater than the average market price of the common shares.  In addition, the Company has excluded in the calculation of dilutive loss per share 7,566,240 shares issuable upon the conversion of debt and convertible interest; 19,875,000 shares issuable upon the exercise of options at $0.0090-$0.0095 per share.

Anti-dilutive shares for the three months ended March 31, 2010:

For the three months ended March 31, 2010, the Company excluded warrants to purchase 272,200,000 shares because the warrant exercise prices were greater than the average market price of the common shares.  In addition, the Company has excluded in the calculation of dilutive loss per share 488,213,480 shares issuable upon the conversion of debt and convertible interest; 43,625,000 shares issuable upon the exercise of options at $0.0050-$0.0095 per share.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company’s current liabilities exceeded its current assets by $5,884,630 and $6,115,720 as of March 31, 2011 and December 31, 2010, respectively.   However, the Company has reported a net income for the three months ended march 31, 2011, and a net loss for the year ended December 31, 2010.  The net loss for the twelve months ended December 31, 2010 was  due to non-cash charges primarily related to issuance of common stock warrants and changes in fair values of conversion features of debt.

The Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position. Management believes the Company will generate sufficient capital from operations and from debt and equity financing in order to satisfy current liabilities in the succeeding twelve months.  Management’s belief is based on the Company’s operating plans, which in turn is based on assumptions that may prove to be incorrect.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At March 31, 2011 and 2010, trade receivables from the Company’s largest customer amounted to 91% and 92%, respectively, of total trade receivables.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

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

In August 2005, the Company’s commitments to issue shares of common stock first exceeded its authorized common stock. At this time, the Company began to value its stock options via the liability method of accounting. Pursuant to guidance in ASC 718-40 the cost of these options are valued via the Black-Scholes valuation method when issued, and re-valued at each reporting period.  The gain or loss from this revaluation is charged to operations during the period.  Options expense and gain or loss on revaluation during the three months ended March 31, 2011 and 2010 are summarized in the table below:

	For the Three Months
	March 31,
	2011	2010

Option expense	$-	$28,901

Loss (gain) on revaluation of options	$(21,280)	$84,360

Significant Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3. ACCOUNTS RECEIVABLE

At March 31, 2011 and December 31, 2010, accounts receivable consists of:

	March 31, 2011	December 31, 2010
Accounts receivable from customers	$324,930	$449,620
Allowance for doubtful accounts	(19,709)	(22,061)
Accounts receivable, net	$305,221	$427,559

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

4.  LOAN RECEIVABLE

The balance of loan receivable consisted of a loan to Pasta Italiana, Inc. (“Pasta”) in the net carrying amount of $136,550 at March 31, 2011 and $138,050 at December 31, 2010, respectively.  This note bears interest at the rate of 15% per annum, payable in shares of Pasta stock.

5. INVENTORY

Inventory consists of molecular gastronomy products and other products which are warehoused in Naples, Florida; and prepaid products held by our vendors. At March 31, 2011 and December 31, 2010, finished goods inventory was $58,508 and $52,657, respectively.

6. PROPERTY AND EQUIPMENT

A summary of property and equipment at March 31, 2011 and December 31, 2010, is as follows:

	March 31, 2011	December 31, 2010
Computer equipment	$321,380	$320,800
Furniture and fixtures	74,844	67,298
	396,224	388,098
Less accumulated depreciation and amortization	(368,672)	(364,310)
Total	$27,552	$23,788

Depreciation and amortization expense amounted to $4,362 and $7,760 respectively, for the three months ended March 31, 2011 and 2010, respectively.

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Trade payables	$780,247	$788,137
Accrued payroll and commissions	24,304	27,024
Total accounts payable and accrued liabilities - non-related parties	$804,551	$815,161

At March 31, 2011 and December 31, 2010, accrued liabilities to related parties in the amounts of $202,365 and $244,645, respectively, consisted of accrued payroll and payroll related benefits.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

During the three months ended March 31, 2011 and 2010, the amounts of $31,733 and $33,617, respectively, were credited to additional paid-in capital as a discount on convertible interest. The aggregate amount of discounts on convertible interest charged to operations during the three months ended March 31, 2011 and 2010 was $39,302 and $27,880, respectively.

At March 31, 2011 and December 31, 2010, the Company has the following accrued interest on its balance sheet:

March 31, 2011:	Gross	Discount	Net
Non-related parties	$714,420	$(31,003)	$683,417
Related parties	204,602	-	204,602
Total	$919,022	$(31,003)	$888,019

December 31, 2010:	Gross	Discount	Net
Non-related parties	$685,448	$(38,572)	$646,876
Related parties	197,786	-	197,786
Total	$883,234	$38,572	$844,662

Certain of the accrued interest is convertible in to shares of the Company’s common stock at prices ranging from $0.005 to $0.010 per share. At March 31, 2011, convertible accrued interest was $879,034 which is convertible into 171,757,840 shares of common stock; at December 31, 2010, convertible accrued interest was $844,662 which was convertible into 165,053,920 shares of common stock.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

9. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

March 31, 2011	December 31, 2010
Convertible secured note payable in the original amount of $350,000 to Alpha Capital Aktiengesselschaft (“Alpha Capital”), dated February 25, 2005. This note consists of $100,000 outstanding under a previous note payable which was cancelled on February 25, 2005, and $250,000 of new borrowings. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note entered technical default status on May 16, 2005.  The note originally carried interest at the rate of 8% per annum, and was due in full on February 24, 2007.  Upon default, the note’s interest rate increased to 15% per annum, and the note became immediately due. This note contains a cross default provision. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $250,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a conversion price of $0.005 per share. Interest in the amount of $6,805 was accrued on this note during the three months ended March 31, 2011 and 2010, respectively. During the twelve months ended December 31, 2006 the note holder converted $5,000 into shares of common stock. During the twelve months ended December 31, 2006 the holder of the note converted $27,865 of accrued interest into common stock. This note is past due at December 31, 2008. This note was previously extended until January 1, 2010. During the three months ended June 30, 1010, the noteholder agreed to further extend the maturity date of this note until April 15, 2011. This note is past due as of May 9, 2011.

$345,000	$345,000
Convertible note payable in the original amount of $100,000 to Joel Gold, a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible by the holder into common stock of the Company at a conversion price of $0.005 per share.  A beneficial conversion feature in the amount of $100,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004 and 2005. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share. Interest in the amount of $493 was accrued on this note during the three months ended March 31, 2011 and 2010, respectively. During the twelve months ended December 31, 2006, $75,000 of the principal amount was converted into common stock. This note is past due at March 31, 2011  and December 31, 2010.

25,000	25,000
Convertible note in the amount of $85,000 originally payable to Briolette Investments, Ltd, dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on March 11, 2006. The note is convertible into common stock of the Company at a conversion price of  $0.005 per share. A beneficial conversion feature  in the amount of $85,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. On December 21, 2006, this note was transferred to Whalehaven Capital Fund, Ltd. (“Whalehaven”). Accrued interest is convertible by the holder into common stock of the Company at a price of $0.005 per share. Interest in the amount of $749 was accrued on this note during the three months ended March 31, 2011 and 2010, respectively. During the twelve months ended December 31, 2005, the note holder converted $44,000 of the note payable into common stock. During the twelve months ended December 31, 2006, the Company made a $3,000 cash payment on the principal amount of the note. During the year ended December 31, 2009, the noteholder agreed to extend the maturity date to February 15, 2010.  During the three months ended June 30, 1010, the noteholder agreed to extend the maturity date of this note until April 15, 2011. This note is past due as of May 9, 2011.

38,000	38,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

March 31, 2011	December 31, 2010
Convertible note payable in the amount of $80,000 to Brown Door, Inc.,  dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on March 11, 2006. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $80,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share. Interest in the amount of $1,579 was accrued on this note during the three months ended March 31, 2011 and 2010, respectively. This note is past due at March 31, 2011 and December 31, 2010.

80,000	80,000
Convertible note payable in the amount of $50,000 to Whalehaven dated February 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite numbers of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was technical default as of May 16, 2005.  The note originally carried interest at the rate of 8% per annum, and was due in full on February 24, 2007. Upon default, the note’s interest rate increased to 15% per annum, and the note became due immediately. This note contains a cross default provision. The note is convertible into common stock of the Company at a conversion price of $0.005 per share.  A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in May, 2005.  Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $789 was accrued on this note during the three months ended March 31, 2011 and 2010, respectively. During the twelve months ended December 31, 2006, $10,000 of principal and $589 of accrued interest was converted into common stock. This note is past due at December 31, 2008. During the year ended December 31, 2009, the noteholder agreed to extend the maturity date to February 15, 2010. During the three months ended June 30, 2010, the noteholder agreed to extend the maturity date to April 15, 2011. This note is past due as of May 9, 2011.

40,000	40,000
Convertible note payable in the amount of $50,000 to Oppenheimer & Co., / Custodian for Joel Gold IRA, a related party, dated March 14, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006.  Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $987 was accrued on this note during the three months ended March 31, 2011 and 2010, respectively. This note is past due at March 31, 2011 and December 31, 2010.

50,000	50,000
Convertible note payable in the original amount of $30,000 to Huo Hua dated May 9, 2005. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006.  The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005 and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $395 was accrued on this note during the three months ended March 31, 2011 and 2010, respectively. During the twelve months ended December 31, 2006, the note holder converted $10,000 of principal into common stock. This note is past due at March 31, 2011 and December 31, 2010.

20,000	20,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

March 31, 2011	December 31, 2010
Convertible note payable in the amount of $25,000 to Joel Gold, a board member and related party, dated January 25, 2005. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on January 25, 2007.  The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005, 2006, and 2007. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $493 was accrued on this note during the three months ended March 31, 2011 and 2010, respectively.  This note is past due at March 31, 2011 and December 31, 2010.

25,000	25,000
Convertible note payable in the amount of $25,000 to The Jay & Kathleen Morren Trust dated January 25, 2005. The note bears interest at the rate of 6% per annum, has no provisions for a default or past due rate and was due in full on January 25, 2007.  The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005, 2006, and 2007. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $369 was accrued on this note during the three months ended March 31, 2011 and 2010 respectively. This note is past due at March 31, 2011 and December 31, 2010.

25,000	25,000
Convertible note payable in the amount of $10,000 to Lauren M. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $197 was accrued on this note during the three months ended March 31, 2011 and 2010, respectively. This note is past due at March 31, 2011 and December 31, 2010.

10,000	10,000
Convertible note payable in the amount of $10,000 to Richard D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $197 was accrued on this note during the three months ended March 31, 2011 and 2010, respectively. This note is past due at March 31, 2011 and December 31, 2010.

10,000	10,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

March 31, 2011	December 31, 2010
Convertible note payable in the amount of $10,000 to Christian D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $197 was accrued on this note during the three months ended March 31, 2011 and 2010, respectively. This note is past due at March 31, 2011 and December 31, 2010.

10,000	10,000
Convertible note payable in the amount of $10,000 to Andrew I. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $197 was accrued on this note during the three months ended March 31, 2011 and 2010, respectively. This note is past due at March 31, 2011 and December 31, 2010.

10,000	10,000
Convertible note payable in the amount of $8,000 to Adrian Neilan dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and is due in full on October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $8,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $157 was accrued on this note during the three months ended March 31, 2011 and 2010, respectively.  This note is past due at March 31, 2011 and December 31, 2010.

8,000	8,000
Convertible note payable in the amount of $5,000 to Matthias Mueller dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $5,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $99 was accrued on this note during the three months ended March 31, 2011 and 2010, respectively.  This note is past due at March 31, 2011 and December 31, 2010.

5,000	5,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

March 31, 2011	December 31, 2010
Convertible secured note payable in the amount of $120,000 to Alpha Capital dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was technical default as of November 13, 2005.  The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. This note contains a cross default provision. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $120,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $1,972 and $2,309 was accrued on this note during the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2010, the noteholder converted principal in the amount of $20,000 into common stock.  During the twelve months ended December 31, 2009, the  noteholder  agreed to extend the maturity date of this note until January 1, 2010.  In April 2010, the noteholder agreed to extend the maturity date of this note until June 15, 2010. This note is past due at March 31, 2011 and December 31, 2010.

100,000	100,000
Convertible secured note payable in the amount of $30,000 to Whalehaven Capital dated August 25, 2005.  We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default as of November 13, 2005.  The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. This note contains a cross default provision. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $534 and $592 was accrued on this note during the three months ended March 31, 2011 and 2010, respectively. During the three months ended September 30, 2010, the Company issued 4,400,000 shares of common stock for the conversion of $19,047 of accrued interest and $2,953 of principal.  During the year ended December 31, 2009, the noteholder agreed to extend the maturity date until February 15, 2010. In April, 2010, the noteholder agreed to extend the maturity date of this note until June 15, 2010. This note was past due at March 31, 2011 and December 31, 2010.

27,047	27,047

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

March 31, 2011	December 31, 2010
Convertible secured note payable in the original amount of $25,000 to Asher Brand, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default as of November 13, 2005.  The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. This note contains a cross default provision.  The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $296 and $346 was accrued on this note during the three months ended March 31, 2011 and 2010, respectively. During the twelve months ended December 31, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock, and during the twelve months ended December 31, 2008, the holder of the note converted an additional $3,000 of principal into common stock. During the twelve  months ended December 31, 2009, the holder converted $2,000 of principal and $1,058 of accrued interest into common stock.  During the three months ended March 31, 2010, the holder converted $3,000 of principal and $1,043 of accrued interest into common stock. The noteholder has agreed to extend the maturity date of this note until January 1, 2010.   During the three months ended June 30, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011. This note is past due as May 9, 2011.

15,000	15,000
Convertible secured note payable in the original amount of $25,000 to Momona Capital, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default at November 13, 2005.  The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. This note contains a cross default provision.  The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $157 and $339 was accrued on this note during the three months ended March 31, 2011 and 2010, respectively.  During the twelve months ended December 31, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock, and during the twelve months need December 31, 2008, the holder of the note converted an additional $5,000 principal into common stock.  During the three months ended March 31, 2010, the holder of the note converted $5,000 of principal into common stock. During the three months ended September 30, 2010, the Company issued 1,000,000 shares of common stock for the conversion of $5,000 of principal.  In April 2009, the noteholder agreed to extend the maturity date of this note until January 1, 2010.  During the three  months ended June 30, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011. This note is past due as of May 9, 2011.

8,000	8,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

March 31, 2011	December 31, 2010
Convertible secured note payable in the amount of $10,000 to Lane Ventures dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default at November 13, 2005.  The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. This note contains a cross default provision. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November, 2005.  Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $119 was accrued on this note during the three months ended March 31, 2011 and 2010, respectively. During the twelve months ended December 31, 2006, the holder of the note converted $4,000 of principal and $1,467 of accrued interest into common stock. In April 2009, the noteholder has agreed to extend the maturity date of this note until January 1, 2010. During the three months ended June 30, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011. This note is past due as of May 9, 2011.

6,000	6,000
Secured note payable in the amount of $120,000 to Alpha Capital, dated February 7, 2006. The note originally carried interest at the rate of 15% per annum, and was originally due in full on February 7, 2007. The Company was not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable. During the three months ended September 30, 2007, the Company extended the due date of the note one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholder to convert the notes and accrued interest into common stock of the Company at a rate of $0.005 per share. This note entered technical default on October 31, 2007.  The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $95,588 and amortized this discount to interest expense when the note entered default status in October 2007. On March 12, 2008, the Company extended this note to March 4, 2009.  As consideration for the extension of this notes, the Company issued five-year warrants as follows: warrants to purchase 24,000,000 shares of common stock at $0.0115 per share; 6,000,000shares of common stock at $0.011 per share; and 2,400,000 shares of common stock at $0.005 per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $126,465. This transaction was accounted for as an extinguishment of debt, and a loss of $126,465 was charged to operations during the twelve months ended December 31, 2008. Interest in the amount of $4,439 was accrued on this note during the three months ended March 31, 2011 and 2010, respectively. In April 2009, the noteholder agreed to extend this note to April 1, 2009.  During the three  months ended June 30, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011. This note is past due as of May 9, 2011.

120,000	120,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

March 31, 2011	December 31, 2010
Secured note payable in the amount of $30,000 to Whalehaven dated February 7, 2006. The note originally carried interest at the rate of 15% per annum, and was due in full on February 7, 2007. The Company was not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable.   During the three months ended September 30, 2007, the Company extended the due date of the note one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholder to convert the note and accrued interest into common stock of the Company at a rate of $0.005 per share. This note entered technical default on October 31, 2007.  The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $23,897 and amortized this discount to interest expense when the note entered default status in October 2007.    On March 12, 2008, the Company extended this note to March 4, 2009.  As consideration for the extension of this note, the Company issued five-year warrants as follows: warrants to purchase 6,000,000 shares of common stock at $0.0115 per share; 1,500,000 shares of common stock at $0.011 per share; and 600,000 shares of common stock at $0.005 per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $31,616. This transaction was accounted for as an extinguishment of debt, and a loss of $31,616 was charged to operations during the twelve months ended December 31, 2008. Interest in the amount of $1,109 and $1,134 was accrued on this note during the three months ended March 31, 2011 and 2010, respectively. In April 2009, the noteholder agreed to extend this note to February 15, 2010. During the three months ended June 30, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011. This note is past due as of May 9, 2011.

30,000	30,000
Note payable in the amount of $75,000 to Michael Ferrone, dated August 2, 2004. The note bears interest at the rate of 8% per annum, and was due in full on February 2, 2005.  On September 30, 2008, this note was extended to December 31, 2009 in exchange for adding a convertibility feature to the note. This feature allows for conversion to common stock at a price of $0.005 per share. The Company valued this beneficial conversion feature at the amount of $89,945 using the Black-Scholes valuation model.  $75,000 of this amount was charged to discount on the note. Interest in the amount of $1,480 was accrued on this note during the three months ended March 31, 2011 and 2010, respectively.  This note is past due at March 31, 2011 and December 31, 2010.

75,000	75,000
Secured note payable in the amount of $10,000 to Alpha Capital, dated May 19, 2006. The note originally carried interest at the rate of 15% per annum, and was originally due in full on November 19, 2006. The Company is not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at February 20 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable. During the three months ended September 30, 2007, the Company extended the due date of the note one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholder to convert the notes and accrued interest into common stock of the Company at a rate of $0.005 per share. This note entered technical default on October 31, 2007. The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $7,966 and amortized this discount to interest expense when the note entered default status in October 2007.  On March 12, 2008, the Company extended this note to March 4, 2009.  As consideration for the extension of this notes, the Company issued five-year warrants as follows: warrants to purchase 2,000,000 shares of common stock at $0.0115 per share; 500,000 shares of common stock at $0.011 per share; and 200,000 shares of common stock at $0.005 per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $10,539. This transaction was accounted for as an extinguishment of debt, and a loss of $10,539 was charged to operations during the twelve months ended December 31, 2008. Interest in the amount of $369 was accrued on this note during the three months ended March 31, 2011 and 2010, respectively. During the three months ended June 30, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011. This note is past due as of May 9, 2011.

10,000	10,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

March 31, 2011	December 31, 2010
Twenty-nine convertible notes payable in the amount of $4,500 each to Sam Klepfish, the Company’s CEO and a related party, dated the first of the month beginning on November 1, 2006. Pursuant to the Company’s employment agreement with Mr. Klepfish, the amount of $4,500 in salary is accrued each month to a note payable. These notes bear interest at the rate of 8% per annum and have no due date. These notes and accrued interest are convertible into common stock of the Company at a rate of $0.005 per share. Beneficial conversion features in the aggregate amount of $9,000 for the year ended December 31, 2006, $39,190 for the year ended December 31, 2007, $58,464 for the year ended December 31, 2008, and $8,100 for the three months ended March 31, 2009 were calculated using the Black-Scholes valuation model. Since these notes are payable on demand, the value of these discounts were charged immediately to interest expense. Interest in the amount of $2,575 was accrued on this note during the three months ended March 31, 2011 and 2010, respectively.

130,500	130,500
Note payable in the original amount of $25,787 to Microsoft Corporation dated May 3, 2006. The note bears interest at the rate of 9.7% per annum, and is payable in 60 monthly payments of $557 beginning October 1, 2006. Principal in the amounts of $1,568 and $1,424 were paid on this note during the three months ended March 31, 2011 and 2010, respectively.

3,247	4,815
Convertible secured note payable in the amount of $200,000 to Alpha Capital, dated December 31, 2008.  This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011.  Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share.  Also issued with this note are warrants to purchase 40,000,000 shares of the Company’s common stock at a price of $0.005 per share.  The Company calculated a discount to the note in the amount of $200,000, and recorded $21,591 and $11,428 amortization for the year ended December 31, 2010 and 2009, respectively. Interest in the amount of $1,894 and $3,629 was accrued on this note during the three months ended March 31, 2011 and 2010, respectively. During the twelve months ended December 31, 2010, the Company made $80,000 payment on the principle of this note. During the three months ended March 31, 2011, the Company made $24,000 in principal payments on this note.

80,000	104,000
Convertible secured note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $230,000 to Alpha Capital, dated January 1, 2009.  This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011.  Principal and accrued interest are convertible into shares of common stock of the Company at a rate of $0.005 per share. The Company calculated a discount to the note in the amount of $230,000, and recorded $46,131 amortization for this discount during the three months ended March 31, 2011. Interest in the amount of $4,538 was accrued on this note during the three months ended March 31, 2011 and 2010, respectively.

230,000	230,000
Convertible secured note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $38,000 to Whalehaven Capital, dated January 1, 2009.  This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011.  Principal and accrued interest is convertible into shares of common stock of the Company at a rate of $0.005 per share.  The Company calculated a discount to the note in the amount of $38,000, and recorded $7,622 amortization for this discount during the three  months ended March 31, 2011.  Interest in the amount of $1,405 was accrued on this note during the three months ended March 31, 2011 and 2010, respectively.

38,000	38,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

March 31, 2011	December 31, 2010
Convertible secured note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $25,310 to Asher Brand, dated January 1, 2009.  This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011.  Principal and accrued interest is convertible into shares of common stock of the Company at a rate of $0.005 per share. The Company calculated a discount to the note in the amount of $25,310, and recorded $5,076 of amortization for this discount during the three months ended March 31, 2011. Interest in the amount of $499 was accrued on this note during the three months ended March 31, 2011 and 2010, respectively.

25,310	25,310
Convertible secured note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $25,310 to Momona Capital, dated January 1, 2009.  This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011.  Principal and accrued interest is convertible into shares of common stock of the Company at a rate of $0.005 per share. The Company calculated a discount to the note in the amount of $25,310, and recorded $5,076 of amortization for this discount during the three months ended March 31, 2011. Interest in the amount of $499 was accrued on this note during the three months ended March 31, 2011 and 2010, respectively.

25,310	25,310
Convertible secured note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $10,124 to Lane Ventures, dated January 1, 2009.  This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011.  Principal and accrued interest is convertible into shares of common stock of the Company at a rate of $0.005 per share.  The Company calculated a discount to the note in the amount of $10,124, and recorded $2,031amortization for this discount during the three months ended March 31, 2011. Interest in the amount of $200 was accrued on this note during the three months ended March 31, 2011 and 2010, respectively.

10,124	10,124
$1,634,538	$1,660,106

	Note	Unamortized	Net of
March 31, 2011:	Amount	Discounts	Discount
Notes payable - current portion	$1,289,040	$(191,517)	$1,097,523
Notes payable - related parties, current portion	345,500	-	345,500
Total	$1,634,540	$(191,517)	$1,443,023

	Note	Unamortized	Net of
December 31, 2010:	Amount	Discounts	Discount
Notes payable - current portion	$1,314,606	$(292,545)	$1,022,061
Notes payable - related parties, current portion	345,500	-	345,500
Total	$1,660,106	$(292,545)	$1,367,561

	For the Three Months
	March 31,
	2011	2010
Discount on Notes Payable amortized to interest expense:	$101,028	$13,051

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

At March 31, 2011 and December 31, 2010 the Company had outstanding $1,631,291 and $1,655,291 in principal, respectively, of various convertible notes with embedded conversion options accounted for as free standing derivative financial instruments in accordance with ASC 815-10-05 and ASC 815-40-05 .  The fair value of these embedded conversion options was $2,354,846 and $2,465,565 at March 31, 2011 and December 31, 2010, respectively.  The fair value of these embedded conversion options were estimated at March 31, 2011 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.17%; expected dividend yield of 0%; expected option life of 10; and volatility of 110.66%.  The fair value of these embedded conversion options were estimated at December 31, 2010 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.20%; expected dividend yield of 0%; expected option life of 10; and volatility of 119.60%.  The expected term of 10 years was used for all notes in both periods because several of the notes are currently or have been in default, and accordingly the term of the note is deemed not relevant as a variable for the Black-Scholes calculation.  The Company revalues the conversion options at each reporting period, and charges any change in value to operations. During the three months ended March 31, 2011 and 2010, the Company recorded a gain of $77,726 and a loss of $821,187, respectively, due to the change in value of the conversion option liability.   If all convertible options were converted, 490,016,040 additional shares would be issuable.

When convertible notes payable are satisfied by payment or by conversion to equity, the Company revalues the related conversion option liability at the time of the payment or conversion.  The conversion option liability is then relieved by this amount, which is charged to additional paid-in capital.  During the three months ended March 31, 2011 and 2010, a conversion option in the amount of $32,993 and $35,195, respectively, was transferred from liability to equity due to the conversion or payment of the related convertible notes payable.

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

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

During the year ended December 31, 2009, the Company negotiated the extension of certain of its notes payable in the aggregate amount of $138,000.  The Company extended the maturity date of these notes until February 15, 2010.  During the year ended December 31, 2010, as described below, the Company negotiated the extension of these notes payable, and the maturity dates of these notes to either June 15, 2010 or April 15, 2011.

During the year ended December 31, 2010, the Company negotiated the extension of nine of its notes payable in the aggregate amount of $617,000, to April 15, 2011.  The Company also negotiated the extension of two of its notes payable in the aggregate amount of $130,000 until June 15, 2010.

Embedded conversion features of notes payable:

The Company values embedded conversion features utilizing the Black-Scholes valuation model.  Conversion options are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our conversion option valuation assumptions at March 31, 2011 and March 31, 2010:

	March 31,
	2011	2010
Number of conversion options outstanding	318,258,200	344,648,800
Value at March 31,	$2,354,846	$2,170,984
Number of conversion options issued during the period	-	-
Value of conversion options issued during the period	$-	$-
Number of conversion options exercised or underlying
notes paid during the period	4,800,000	5,600,000
Value of conversion options exercised or underlying
notes paid during the period	$32,993	$35,195
Revaluation (loss) during the period	$77,726	$(821,187)

Black-Scholes model variables:
Volatility	103.77 – 110.66%	239.31-266.73%
Dividends	-	-
Risk-free interest rates	0.17-0.19%	0.20%
Term (years)	10	10

10. INCOME TAXES

Deferred income taxes result from the temporary differences arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, and an accumulation of net operating loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $1,980,000, which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

The Company has not filed corporate income tax returns since December 31, 2009.

11. EQUITY

Common Stock

During the three months ended March 31, 2011, the Company did not have any issuances of common stock.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Warrants

The following table summarizes the significant terms of warrants outstanding at March 31, 2011. These warrants may be settled in cash or via cashless conversion into shares of the Company’s common stock at the request of the warrant holder. These warrants were granted as part of a financing agreement:

Range of exercise prices	Number of warrants outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding warrants	Number of warrants exercisable	Weighted average exercise price of exercisable warrants
$0.0050	179,700,000	1.42	$0.0050	179,700,000	$0.0050

$0.0110	18,500,000	1.05	$0.0110	18,500,000	$0.0110

$0.0120	1,000,000	2.46	$0.0120	-	$-

$0.0115	74,000,000	1.43	$0.0115	74,000,000	$0.0115
	273,200,000	1.40	$0.0072	272,200,000	$0.0072

Transactions involving warrants are summarized as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Warrants exercisable at December 31, 2010	273,200,000	$0.007

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Warrants outstanding at March 31, 2011	273,200,000	$0.007

Exercisable	272,200,000	$0.007
Not exercisable	1,000,000	$0.012

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Options

The following table summarizes the changes outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
prices	outstanding	life (years)	options	exercisable	options
$0.0050	15,000,000	0.64	$0.0050	15,000,000	$0.0050

$0.0070	22,000,000	2.16	$0.0070	22,000,000	$0.0070

$0.0076	6,625,000	4.00	$0.0076	6,625,000	$0.0076

$0.0090	6,625,000	4.50	$0.0090	6,625,000	$0.0090

$0.0095	6,625,000	4.25	$0.0095	6,625,000	$0.0095

$0.0096	6,625,000	4.76	$0.0096	6,625,000	$0.0096

	63,500,000	3.39	$0.0073	63,500,000	$0.0073

Transactions involving stock options are summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Options outstanding at December 31, 2010	63,500,000	$0.007

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at March 31, 2011	63,500,000	$0.007

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Aggregate intrinsic value of options outstanding and exercisable at March 31, 2011 and 2010 was $61,064 and $19,500, respectively. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.0079 and $0.0063 as of March 31, 2011 and 2010, respectively, and the exercise price multiplied by the number of options outstanding. During the three months ended March 31, 2011 and 2010, the Company charged $0 and  $28,901, respectively, to operations related to recognized stock-based compensation expense for employee stock options.

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

The accounting guidance states that the warrants and stock options which are a derivative liability should be revalued each reporting period. The recorded value of such warrants and stock options can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants and stock options, as well as in the volatility of the stock price during the term used for observation and the term remaining for warrants. During the three months ended March 31, 2011 and 2010, the Company recognized a gain of $21,280 and a loss of $84,360, respectively, for the change in the fair value of the warrant liability and recorded the gains in operations during the three months ended March 31, 2011 and 2010.

The Company valued warrants and options using the Black-Scholes valuation model utilizing the following variables:

	March 31,		December 31,
	2011		2010
Volatility	103.37-110.66.	%	119.60-336.00%
Dividends	$-		$-
Risk-free interest rates	0.17-0.18%		0.19-0.20%
Term (years)	0.63-4.75		0.15 - 5.00

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Insufficient Authorized but Unissued Shares of Common Stock

The Company has a potential obligation to issue  840,414,668 and  807,038,480 shares  of common stock upon the conversion of convertible notes and accrued interest, warrants and penalty shares issuable at March 31, 2011, and 2010, respectively.  The Company  had 216,385,103 and 210,981,103 shares  of common stock outstanding at March 31, 2011,  and 2010, respectively, and  500,000,000 shares  of common stock authorized at March 31, 2011,  and 2010.   The Company has potentially exceeded its shares authorized by 556,799,711 and 518,019,583 shares at March 31, 2011 and 2010, respectively.

12. FAIR VALUE MEASUREMENTS

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of March 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Liabilities at fair value
Warrant liability	$-	$-	$1,038,496	$1,038,496
Option liability	$-	$-	$315,439	$315,439
Conversion option liability	$-	$-	$2,354,846	$2,354,846

13. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to March 31, 2011 to assess the need for potential recognition or disclosure in this report.  As a result of this evaluation, management has concluded that there are no material subsequent events required to be disclosed.

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

●
Disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police and military activities overseas and other disruptive worldwide political and economic events (including inflation and rising fuel costs), environmental disasters and weather conditions.

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

(a) Warrants:

The Company values warrants using the Black-Scholes valuation model.  Warrants are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our warrants and warrant valuation assumptions at March 31, 2011 and 2010:

	March 31
	2011		2010
Number of warrants outstanding	273,200,000		273,200,000
Value at March 31,	$1,038,496		$864,975
Number of warrants issued during the period	-		-
Value of warrants issued during the period	$-		$-
Revaluation (gain) loss during the period	$144,679		$(14,500)

Black-Scholes model variables:
Volatility	110.66%		239.32% -266.73%
Dividends	$-	-	$-
Risk-free interest rates	0.17%		0.20%
Term (years)	0.73-2.75		0.002-5.00

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
The Company values embedded conversion features utilizing the Black-Scholes valuation model.  Conversion options are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our conversion options and conversion option valuation assumptions at March 31, 2011 and 2010:

	March 31,
	2011	2010
Number of conversion options outstanding	318,258,200	344,648,800
Value at March 31,	$2,354,846	$2,170,984
Number of conversion options issued during the period	-	-
Value of conversion options issued during the period	$-	$-
Number of conversion options exercised or underlying
notes paid during the period	4,800,000	5,600,000
Value of conversion options exercised or underlying
notes paid during the period	$32,993	$35,195
Revaluation (loss) during the period	$77,726	$(821,187)

Black-Scholes model variables:
Volatility	103.37 – 110.66%	293.32 – 266.73%
Dividends	$-	$-
Risk-free interest rates	0.17-0.18%	0.20%
Term (years)	10	10

c.)   Stock options

The Company accounts for options in accordance FASB ASC 718-40.  Options are valued upon issuance, and re-valued at each financial statement reporting date, utilizing the Black-Scholes valuation model.   Option expense is recognized over the requisite service period of the related option award. Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our options and option assumptions at March 31, 2011 and 2010:

	March 31,
	2011	2010
Number of vested options outstanding	63,500,000	43,625,000
Value at March 31,	$315,439	$257,888
Number of options issued during the period	-	4,625,000
Value of options issued during the period	$-	28,901
Number of options recognized during the period
pursuant to SFAS 123(R)	-	-
Value of options recognized during the period
pursuant to SFAS 123(R)	$-	$-
Revaluation (gain) loss during the period	$21,280	$84,360

Black-Scholes model variables:
Volatility	110.66%	239.32 – 266.73%
Dividends	$-	$-
Risk-free interest rates	0.17%	0.20%
Term (years)	0.064-4.75	0.002-5.00

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

Transactions With a Major Customer

Transactions with a major customer and related economic dependence information is set forth, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, (1) following our discussion of Liquidity and Capital Resources, (2) under the heading Concentrations of Credit Risk  in Note 2 to the unaudited condensed consolidated financial statements, and (3) as the fourth risk factor listed under Forward Looking Statements.

Relationship with U.S. Foodservice

In February 2010, our subsidiary, Food Innovations, signed a new contract with US Foodservices, Inc. (“USF”).  This current contract with USF expires on December 31, 2012.  We believe that although a significant portion of our sales occurs through the USF sales force, the success of the program is less contingent on a contract then on the actual performance and quality of our products. Other than our business arrangements with USF, we are not affiliated with either USF or its subsidiary, Next Day Gourmet, L.P. (“Next Day Gourmet”).

RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the three months ended March 31, 2011 and 2010.

This discussion may contain forward looking-statements that involve risks and uncertainties. Our actual results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue

Revenue increased by $163,569, or approximately 7%, to $2,471,530 for the three months ended March 31, 2011 from $2,307,961 during the three months ended March 31, 2010.

We recorded sales decreases in Seafood, Produce, Meat/Game, Poultry, Cheese which decreased 31%, 12%, 9%, 17%, 17% respectively which was offset by a significant increase in Specialty sales of 31%.   Specialty sales has increased to 61% of total sales by line in 2011 versus 51% in 2010.   This is due to our addition of new revenue sources from the manufacture and sale of proprietary food products and additional sales channel opportunities such as gluten-free and organic Products.
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

Cost of goods sold

Our cost of goods sold for the three months ended March 31, 2011 was $1,892,142, an increase of $122,416 or approximately 7% compared to cost of goods sold of $1,796,726 for the three months ended March 31, 2010. Cost of goods sold increased primarily due to increased revenues and is primarily comprised of the following expenses for the three months ended March 31, 2011: cost of goods sold of specialty meat, game, cheese, poultry and other sales categories in the amount of $1,256,660 and shipping expenses in the amount of $539,081.  Shipping costs increased by $40,722 in 2011 versus 2010, while cost of specialty meat, game, cheese poultry and other sales categories increased by $75,048.  For the three months ended March 31, 2011 and 2010 the gross margin was approximately 23%. Our cost of goods sold percentage increase is in line with our revenue percentage increase. Selling, general and administrative expenses

Selling, general and administrative expenses were $455,562 for the three months ended March 31, 2011, a decrease of $85,803, or approximately 16%, compared to $541,365 for the three months ended March 31, 2010. The primary components of selling, general, and administrative expenses for the three months ended March 31, 2011 were, payroll and related costs of $299,129; consulting and professional fees of $31,859; software expense of $31,606; insurance costs of $30,340; facilities costs of $22,350; office expense of $18,474; commission expense of $8,878; and amortization and depreciation of $4,362. We expect our legal and accounting fees to increase  in 2011.  We also , expect to increase our spending on advertising and marketing, which are expensed when incurred, and web development fees in 2010. Our decrease in SGA is due primarily to non-cash charges which decreased $137,541 in 2011 which was offset by payroll and IT Support which increased $74,813.

Interest expense

Interest expense increased by $98,693, or approximately 128%, from $77,410 during the three months ended March 31, 2010 to $176,103 for the three months ended March 31, 2011. Interest expense increased during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 as the result of the amortization of the discount on the notes payable.

Gain from change in fair value of warrant liability

At March 31, 2011, the Company has outstanding warrants to purchase an aggregate of 273,200,000 shares of the Company’s common stock.  The Company revalued this warrant liability at March 31, 2011, at $1,038,496.    This revaluation resulted in a gain of $144,679, which the Company charged to operations during the three months ended March 31, 2011.  This is a decrease of $159,179 or approximately 1,098% compared to a loss of $14,500 from the revaluation of the warrant liability which the Company recorded during the three months ended March 31, 2010.

Gain and loss from change in fair value of conversion option liability

At March 31, 2011 the Company had outstanding a liability to issue an aggregate of 318,258,200 shares of the Company’s common stock pursuant to convertible notes payable.  The Company revalued this liability at March 31, 2011 at $2,354,846.  This revaluation resulted in a gain of $77,726, which the Company included in operations for the three months ended March 31, 2011.  This is an increase of $898,913 or approximately 110% compared to a loss of $821,187 from the revaluation of the conversion option liability which the Company recorded during the three months ended March 31, 2010.

Net Income (loss)

For the reasons stated above, net income for the three months ended March 31, 2011 was $170,128, an increase of $1,220,571 compared to a net loss of $1,050,443, during the three months ended March 31, 2010. It is important to note that a substantial portion of these gains is the result of non-cash items, such as the revaluation of warrant liability, option liability, and conversion option liability, as well as the gain and loss on the extinguishment of debt.  These non-cash items of income and expense had no direct impact on our cash flows during the periods ended March 31, 2011 or 2010.

Liquidity and Capital Resources

As of March 31, 2011, the Company had current assets of $1,162,107, consisting of cash of $655,858, trade accounts receivable of $305,221, loans receivable of $136,550, inventory of $58,508, and other current assets of  $5,970.  Also, at March 31, 0211, the Company had current liabilities of  $7,046,740 consisting of accounts payable and accrued liabilities of $1,006,914 (of which $202,365 is payable to a related party); accrued interest of  $683,417; accrued interest – related parties of $204,602; current portion of notes payable, net of discounts of $1,097,523; current portion of notes payable – related parties, net of discounts of $345,500; warrant liability of $1,038,496; option liability of $315,439; and conversion option liability of $2,354,846.  This resulted in a working capital deficit of $5,884,630.

During the three months ended March 31, 2011, the Company had cash provided by operating activities of $169,969. The Company had the following non-cash items during the period:  non-cash costs of  $4,362 for depreciation and amortization; $39,302 for the amortization of the discount on accrued interest; ($77,726) for the revaluation of the conversion option liability; $101,029 for the amortization of the discount on notes payable; ($144,679) for the revaluation of the warrant liability, and ($21,280) for the revaluation of the option liability.  The Company also had a change in the components of working capital during the period that generated an increase in of cash in the amount of $98,833.

The Company had cash used by investing activities  of $6,626 during the three months ended March 31, 2011, which consisted of payments made for the acquisitions of property and equipment of $8,126, partially offset by principal payments received on a loan receivable of $1,500.

The Company had cash used by financing activities of $25,567 during the three months ended March 31, 2011, which consisted of principal payments on debt.

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

The independent auditors report on our December 31, 2010 financial statements state that our recurring losses raise substantial doubts about our ability as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

In the opinion of management, inflation has not had a material effect on the Company’s financial condition or results of its operations.  However, continued increases in fuel prices may impact our pricing schemes which could have the result of reduced sales if such costs are passed onto our customers or reduced margins and profits if we continue to absorb such costs.

RISK FACTORS

The Company’s business and success is subject to numerous risk factors as detailed in its Annual Report on Form 10-K for the year ended December 31, 2010 which is available at no cost at www.sec.gov.

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

SIGNATURE	TITLE	DATE

/s/Sam Klepfish Sam Klepfish	Chief Executive Officer	May 13, 2011

/s/ John McDonald John McDonald	Principal Financial Officer	May 13, 2011