Form 10-Q
period 2011-09-30
INNOVATIVE FOOD HOLDINGS INC
filed 2011-11-14
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant : (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

(Check One):
Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Regulation 12b-2 of the Exchange Act):   YES ☐  NO ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  240,039,549 Common Shares outstanding at November 4, 2011.

INNOVATIVE FOOD HOLDINGS, INC.

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$554,073	$518,082
Accounts receivable, net	400,324	427,559
Loan receivable, net	-	138,050
Inventory	28,742	52,657
Other current assets	8,601	5,420
Total current assets	991,740	1,141,768

Property and equipment, net	21,318	23,788
Total assets	$1,013,058	$1,165,556

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$843,483	$815,161
Accrued liabilities - related parties	109,781	244,645
Accrued interest, net	681,097	646,876
Accrued interest - related parties, net	38,822	197,786
Notes payable, net of discount	1,098,791	1,022,061
Notes payable - related parties	130,500	345,500
Warrant liability	819,675	1,183,175
Options liability	259,059	336,719
Conversion option liability	1,748,541	2,465,565
Total current liabilities	5,729,749	7,257,488

Stockholders’ deficiency
Common stock, $0.0001 par value; 500,000,000 shares authorized; 240,039,549 issued and outstanding as of September 30, 2011 and 216,385,103 shares issued and outstanding as of December 31, 2010	24,004	21,639
Additional paid-in capital	3,269,918	2,584,146
Common stock subscribed	96,117	-
Treasury stock, 15,200 and no shares as of September 30, 2011 and December 31, 2010, respectively	(99)	-
Accumulated deficit	(8,106,631)	(8,697,717)
Total stockholders’ deficiency	(4,716,691)	(6,091,932)

Total liabilities and stockholders’ deficiency	$1,013,058	$1,165,556

 See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Revenue	$2,892,204	$2,361,192	$8,140,010	$6,958,099

Cost of goods sold	2,404,888	1,867,714	6,335,738	5,452,502
Gross margin	487,316	493,478	1,804,272	1,505,597

Selling, general and administrative expenses	573,798	459,843	1,502,517	1,553,481
Total operating expenses	573,798	459,843	1,502,517	1,553,481

Operating profit (loss)	(86,482)	33,635	301,755	(47,884)

Other (income) expense:
Interest expense	117,427	104,374	503,526	276,271
Fair value of warrants issued in excess of discount on notes	-	-	-	948,040
Gain from the extinguishment of debt	-	-	(165,325)	-
Gain from change in fair value of warrant liability	(64,032)	(274,879)	(363,500)	(117,215)
(Gain) loss from change in fair value of conversion option liability	1,769	(140,630)	(264,032)	1,186,706
Total other (income) expense	55,164	(311,135)	(289,331)	2,293,802

Income (Loss) before income taxes	(141,646)	344,770	591,086	(2,341,686)

Income tax expense	-	-	-	-

Net income (loss)	$(141,646)	$344,770	$591,086	$(2,341,686)

Net income (loss) per share - basic	$(0.001)	$0.002	$0.003	$(0.012)

Net income (loss) per share - diluted	$(0.001)	$0.000	$0.001	$(0.012)

Weighted average shares outstanding - basic	221,059,624	199,615,538	209,673,892	194,750,711

Weighted average shares outstanding - diluted	221,059,624	706,607,190	746,738,746	194,750,711

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$591,086	$(2,341,686)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,938	20,674
Fair value of common stock issued to consultants	-	6,000
Fair value of extension in term of warrants issued to noteholders	-	948,040
Fair value of stock options vested by officers and directors	-	125,862
Amortization of discount on notes payable	292,546	66,247
Amortization of discounts on accrued convertible interest	118,764	95,707
Gain on extinguishment of debt	(165,325)	-
Allowance for bad debt	136,550	22,165
Change in fair value of warrant liability	(363,500)	(117,215)
Change in fair value of option liability	(77,660)	81,541
Change in fair value of conversion option liability	(264,032)	1,186,706
Changes in assets and liabilities:
Accounts receivable	27,235	(23,605)
Inventory and other current assets, net	20,734	(21,088)
Accrued liability and accrued interest - related party, net	(128,522)	33,777
Accounts payable and accrued interest	71,356	214,044
Net cash provided by operating activities	270,170	297,169

Cash flows from investing activities:
Principal received on loan, net	1,500	5,000
Purchase of treasury stock	(99)	-
Acquisition of property and equipment	(8,468)	(8,078)
Net cash used in investing activities	(7,067)	(3,078)

Cash flows from financing activities:
Principal payments on debt – related parties	(50,000)	-
Principal payments on debt	(177,112)	(60,376)
Net cash used in financing activities	(227,112)	(60,376)

Net increase in cash and cash equivalents	35,991	233,715

Cash and cash equivalents at beginning of period	518,082	144,765

Cash and cash equivalents at end of period	$554,073	$378,480

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(UNAUDITED) (continued)

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010
Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$31,501	$675

Taxes	$-	$-

Conversion of notes payable and accrued interest to common stock	$32,355	$84,982

Conversion of notes payable and accrued interest to common stock subscribed	$210,494	$-

Issuance of common stock previously subscribed	$114,377	$-

See notes to these unaudited condensed consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Innovative Food Holdings, Inc., and its wholly owned subsidiaries, Food Innovations, Inc. (“FII”), Food New Media Group, Inc. (“FNM”), Gourmet Foodservice Group, Inc. (“GFG”),  and 4 The Gourmet, Inc (d/b/a For The Gourmet, Inc.) (“Gourmet”) (collectively, the “Company, or “IVFH”),  have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  FNM currently holds the Company’s intellectual property rights related to it’s private label brand.

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-K for the year ended December 31, 2010. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results of operations to be expected for the full year.

2. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Business Activity

FII is in the business of providing premium white tablecloth restaurants with the freshest origin-specific perishables and specialty food products direct from its network of vendors to the end users (restaurants, hotels, country clubs, national chain accounts, casinos, and catering houses) within 24 - 72 hours.  During the three and nine months ended September 30, 2011, approximately 94% and 93%, respectively, of our products were sold through a distributor relationship with US Foodservice, Inc. and its affiliates (“USF”), a $20 Billion broadline distributor, as compared to approximately 94% during the third quarter of 2010.

Gourmet, through its website, and through additional sales channels, provides the highest quality gourmet food products to the retail consumer market under the For The Gourmet line and to the professional chef market under the For The Gourmet Pro line.

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

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned operating subsidiary, Food Innovations, Inc. and its other wholly-owned subsidiaries FNM, GFG and Gourmet. All material intercompany transactions have been eliminated upon consolidation of these entities.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  Accounts receivable are presented net of an allowance for doubtful accounts of $5,091 and $22,061 at September 30, 2011 and December 31, 2010, respectively.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

As of September 30, 2011, the Company’s management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred advertising costs in the amount of $8,467 and $8,727 for the three and $25,949 and $18,293 for the nine months ended September 30, 2011 and 2010, respectively.

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

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation. For the three and nine months ended September 30, 2011, diluted net loss per share does not include potential common shares derived from convertible notes payable, stock options and warrants because as a result of the Company incurring losses, their effect would have been anti-dilutive.

Diluted earnings per shares was computed as follows for the nine months ended September 30, 2011:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$591,086	240,039,549	$0.0025

Effect of Dilutive Securities:
Warrants and options		79,244,355
Conversion of notes and interest to common stock:
Additional shares reserved for convertible principal and interest		390,886,000
Decrease in interest expense due to assured conversion	483,332
Remove gain on revaluation of conversion option liability	(974,669)
Shares accrued, not yet issued		36,568,842

Diluted earnings per share	$99,749	746,738,746	$0.0001

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Anti-dilutive shares for the nine months ended September 30, 2011:

For the nine months ended September 30, 2011, the Company excluded warrants to purchase 93,500,000 shares because the warrant exercise prices were greater than the average market price of the common shares.  In addition, the Company also excluded 19,875,000 shares issuable upon the exercise of options at $0.009-$0.0096 per share.

Going Concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company’s current liabilities exceeded its current assets by $4,738,009 and $6,115,720 as of September 30, 2011 and December 31, 2010, respectively.   However, the Company has reported a net loss for the three and a net income for the nine months ended September 30, 2011, and a net loss for the year ended December 31, 2010.  The net loss for the twelve months ended December 31, 2010 was due to non-cash charges primarily related to issuance of common stock warrants and changes in fair values of conversion features of debt.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At September 30, 2011 and 2010, trade receivables from the Company’s largest customer amounted to 94% and 97%, respectively, of total trade receivables.

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

In August 2005, the Company’s commitments to issue shares of common stock first exceeded its authorized common stock. At this time, the Company began to value its stock options via the liability method of accounting. Pursuant to guidance in ASC 718-40 the cost of these options are valued via the Black-Scholes valuation method when issued, and re-valued at each reporting period.  The gain or loss from this revaluation is charged to operations during the period.  Options expense and gain or loss on revaluation during the three and nine months ended September 30, 2011 and 2010 are summarized in the table below:

	For the three months		For the Nine Months
	ended		ended
	9/30/2011	9/30/2010	9/30/2011	9/30/2010

Option expense	$-	$46,420	$-	$125,862

(Gain) loss on revaluation of options	$(13,087)	$(42,817)	$(77,660)	$81,541

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Significant Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3. ACCOUNTS RECEIVABLE

At September 30, 2011 and December 31, 2010, accounts receivable consists of:

	September 30, 2011	December 31, 2010
Accounts receivable from customers	$405,415	$449,620
Allowance for doubtful accounts	(5,091)	(22,061)
Accounts receivable, net	$400,324	$427,559

4.  LOAN RECEIVABLE

The balance of loan receivable consisted of a loan to Pasta Italiana, Inc. (“Pasta”) in the net carrying amount of $0 at September 30, 2011 and $138,050 at December 31, 2010, respectively.  This note bears interest at the rate of 15% per annum, payable in shares of Pasta stock.  The company has not received a  payment on this loan since March, 2011; the entire amount of this loan is currently past due. During the three months ended September 30, 2011, the Company reserved the remaining amount of the loan receivable to Pasta Italiana, Inc. in the amount of $136,550. The Company increased its reserve for this loan in order to maintain a conservative financial statement presentation.   We intend to vigorously pursue collection activities and we will re-evaluate our reserve in future periods; any receipt of funds from Pasta will result in a credit to operations in the period received.

5. INVENTORY

Inventory consists of molecular gastronomy products and other products which are warehoused in Naples, Florida; and prepaid products held by our vendors. At September 30, 2011 and December 31, 2010, finished goods inventory was $28,742 and $52,657, respectively.

6. PROPERTY AND EQUIPMENT

A summary of property and equipment at September 30, 2011 and December 31, 2010, is as follows:

	September 30, 2011	December 31, 2010
Computer equipment	$321,716	$320,800
Furniture and fixtures	74,850	67,298
	396,566	388,098
Less accumulated depreciation and amortization	(375,248)	(364,310)
Total	$21,318	$23,788

Depreciation and amortization expense amounted to $3,086 and $4,970 for the three months ended September 30, 2011 and 2010, respectively. Depreciation and amortization expense amounted to $10,938 and $20,674 for the nine months ended September 30, 2011 and 2010, respectively.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Trade payables	$836,647	$788,137
Accrued payroll and commissions	6,836	27,024
Total accounts payable and accrued liabilities - non-related parties	$843,483	$815,161

At September 30, 2011 and December 31, 2010, accrued liabilities to related parties in the amounts of $109,781 and $244,645, respectively, consisted of accrued payroll and payroll related benefits.

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

During the three months ended September 30, 2011 and 2010, the amounts of $25,297 and $33,492, respectively, were credited to additional paid-in capital as a discount on convertible interest. The aggregate amount of discounts on convertible interest charged to operations during the three months ended September 30, 2011 and 2010 was $35,964 and $33,482, respectively.

During the nine months ended September 30, 2011 and 2010, the amounts of $86,080 and $101,344, respectively, were credited to additional paid-in capital as a discount on convertible interest. The aggregate amount of amortization of discounts on accrued convertible interest charged to operations during the nine months ended September 30, 2011 and 2010 was $118,764 and $95,707, respectively.

At September 30, 2011 and December 31, 2010, the Company has the following accrued interest on its balance sheet:

September 30, 2011:	Gross	Discount	Net
Non-related parties	$686,317	$(5,220)	$681,097
Related parties	38,822	-	38,822
Total	$725,139	$(5,220)	$719,919

December 31, 2010:	Gross	Discount	Net
Non-related parties	$685,448	$(38,572)	$646,876
Related parties	197,786	-	197,786
Total	$883,234	$38,572	$844,662

Certain of the accrued interest is convertible in to shares of the Company’s common stock at $0.005 per share. At September 30, 2011, convertible accrued interest was $725,139 which is convertible into 145,027,800 shares of common stock; at December 31, 2010, convertible accrued interest was $844,662 which was convertible into 165,053,920 shares of common stock.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

9. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

September 30, 2011	December 31, 2010
Convertible secured note payable in the original amount of $350,000 originally payable to Alpha Capital Aktiengesselschaft (“Alpha Capital”), dated February 25, 2005. This note consists of $100,000 outstanding under a previous note payable which was cancelled on February 25, 2005, and $250,000 of new borrowings. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note entered technical default status on May 16, 2005.  The note originally carried interest at the rate of 8% per annum, and was due in full on February 24, 2007.  Upon default, the note’s interest rate increased to 15% per annum, and the note became immediately due. This note contains a cross default provision. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $250,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a conversion price of $0.005 per share. Interest in the amount of $6,532 and $6,956 was accrued on this note during the three months ended September 30, 2011 and 2010, respectively. Interest in the amount of $19,996 and $20,641 was accrued on this note during the nine months ended September 30, 2011 and 2010, respectively. During the twelve months ended December 31, 2006 the note holder converted $5,000 into shares of common stock. During the twelve months ended December 31, 2006 the holder of the note converted $27,865 of accrued interest into common stock. During the nine months ended September 30, 2011, the note holder converted $21,000 of principal and $11,355 of accrued interest into 6,471,033 shares of common stock. This note was initially past due at December 31, 2008. This note was previously extended until January 1, 2010. During the three months ended June 30, 2010, the noteholder agreed to further extend the maturity date of this note until April 15, 2011. This note is past due as of September 30, 2011.
$324,000	$345,000

Convertible note payable in the original amount of $100,000 originally payable to Joel Gold, a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible by the holder into common stock of the Company at a conversion price of $0.005 per share.  A beneficial conversion feature in the amount of $100,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004 and 2005. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share. Interest in the amount of $0 and $504 was accrued on this note during the three months ended September 30, 2011 and 2010, respectively. Interest in the amount of $810 and $1,495 was accrued on this note during the nine months ended September 30, 2011 and 2010, respectively. During the twelve months ended December 31, 2006, $75,000 of the principal amount was converted into common stock. During the three months ended June 30, 2011, the Company entered into an agreement with the noteholder whereby the Company, committed to issue 4,635,682 shares of common stock for the conversion of $23,298 of convertible accrued interest, and the noteholder forgave the principal of the note in the amount of $25,000.  This resulted in a gain on the extinguishment of debt in the amount of $25,120.
-	25,000

Convertible note in the amount of $85,000 originally payable to Briolette Investments, Ltd, dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on March 11, 2006. The note is convertible into common stock of the Company at a conversion price of  $0.005 per share. A beneficial conversion feature in the amount of $85,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. On December 21, 2006, this note was transferred to Whalehaven Capital Fund, Ltd. (“Whalehaven”). Accrued interest is convertible by the holder into common stock of the Company at a price of $0.005 per share. Interest in the amount of $766 was accrued on this note during the three months ended September 30, 2011 and 2010, respectively. Interest in the amount of $2,273 was accrued on this note during the nine months ended September 30, 2011 and 2010, respectively. During the twelve months ended December 31, 2005, the note holder converted $44,000 of the note payable into common stock. During the twelve months ended December 31, 2006, the Company made a $3,000 cash payment on the principal amount of the note. During the year ended December 31, 2009, the noteholder agreed to extend the maturity date to February 15, 2010.  During the three months ended June 30, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011. This note is past due as of September 30, 2011.
38,000	38,000

 INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

	September 30, 2011	December 31, 2010
Convertible note payable in the amount of $80,000 originally payable to Brown Door, Inc., dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on March 11, 2006. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $80,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share. Interest in the amount of $0 and $1,614 was accrued on this note during the three months ended September 30, 2011 and 2010, respectively. Interest in the amount of $2,263 and $4,789 was accrued on this note during the nine months ended September 30, 2011 and 2010, respectively. During the three months ended June 30, 2011, the Company entered into an agreement with the note holder for the extinguishment of the debt, whereby the Company made a cash payment of $90,875, which represented a payment of $68,000 of principal and $22,875 of accrued interest. This transaction resulted in a gain on the extinguishment of debt in the amount of $34,998.	-	80,000

Convertible note payable in the amount of $50,000 originally payable to Whalehaven dated February 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite numbers of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was technical default as of May 16, 2005.  The note originally carried interest at the rate of 8% per annum, and was due in full on February 24, 2007. Upon default, the note’s interest rate increased to 15% per annum, and the note became due immediately. This note contains a cross default provision. The note is convertible into common stock of the Company at a conversion price of $0.005 per share.  A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in May, 2005.  Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $807 was accrued on this note during the three months ended September 30, 2011 and 2010, respectively. Interest in the amount of $2,394 was accrued on this note during the nine months ended September 30, 2011 and 2010, respectively. During the twelve months ended December 31, 2006, $10,000 of principal and $589 of accrued interest was converted into common stock. This note was initially past due at December 31, 2008. During the year ended December 31, 2009, the noteholder agreed to extend the maturity date to February 15, 2010. During the three months ended June 30, 2010, the noteholder agreed to extend the maturity date to April 15, 2011. This note is past due as of September 30, 2011.
	40,000	40,000

Convertible note payable in the amount of $50,000 originally payable to Oppenheimer & Co., / Custodian for Joel Gold IRA, a related party, dated March 14, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006.  Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $0 and $1,009 was accrued on this note during the three months ended September 30, 2011 and 2010, respectively. Interest in the amount of $1,353 and $2,994 was accrued on this note during the nine months ended September 30, 2011 and 2010, respectively.   During the three months ended June 30, 2011, the Company committed to issue 15,728,964 shares of common stock for the conversion of $50,000 of principal and $28,645 of accrued interest.
	-	50,000

Convertible note payable in the original amount of $30,000 originally payable to Huo Hua dated May 9, 2005. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006.  The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005 and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $404 was accrued on this note during the three months ended September 30, 2011 and 2010. Interest in the amount of $1,189 and $1,199 was accrued on this note during the nine months ended September 30, 2011 and 2010, respectively. During the twelve months ended December 31, 2006, the note holder converted $10,000 of principal into common stock. This note is past due as of September 30, 2011 and December 31, 2010.
	20,000	20,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

September 30, 2011	December 31, 2010
Convertible note payable in the amount of $25,000 originally payable to Joel Gold, a board member and related party, dated January 25, 2005. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on January 25, 2007.  The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005, 2006, and 2007. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $0 and $504 was accrued on this note during the three months ended September 30, 2011 and 2010, respectively.  Interest in the amount of $810 and $1,119 was accrued on this note during the nine months ended September 30, 2011 and 2010, respectively. During the three months ended June 30, 2011, the Company committed to issue 502,136 shares of common stock for the conversion of $25,000 of principal and $12,673 of accrued interest. This resulted in a gain of $120 on the conversion.
-	25,000

Convertible note payable in the amount of $25,000 originally payable to The Jay & Kathleen Morren Trust dated January 25, 2005. The note bears interest at the rate of 6% per annum, has no provisions for a default or past due rate and was due in full on January 25, 2007.  The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005, 2006, and 2007. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $0 and $377 was accrued on this note during the three months ended September 30, 2011 and 2010 respectively. Interest in the amount of $529 and $1,119 was accrued on this note during the nine months ended September 30, 2011 and 2010, respectively. During the three months ended June 30, 2011, the Company entered into an agreement with the note holder for the extinguishment of the debt. The Company made a cash payment of $25,938, which represented a payment of $21,250 of principal and $4,716 of accrued interest.  This transaction resulted in a gain on the extinguishment of debt in the amount of $8,466.
-	25,000

Convertible note payable in the amount of $10,000 originally payable to Lauren M. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $0 and $202 was accrued on this note during the three months ended September 30, 2011 and 2010, respectively. Interest in the amount of $366 and $599 was accrued on this note during the nine months ended September 30, 2011 and 2010, respectively.  During the three months ended June 30, 2011, the Company committed to issue 1,525,916 shares of common stock for the conversion of $10,000 of principal and $5,349 of accrued interest.  This resulted in a gain of $90 on the conversion.
-	10,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

September 30, 2011	December 31, 2010
Convertible note payable in the amount of $10,000 originally payable to Richard D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $0 and $202 was accrued on this note during the three months ended September 30, 2011 and 2010, respectively. Interest in the amount of $366 and $599 was accrued on this note during the nine months ended September 30, 2011 and 2010, respectively.  During the three months ended June 30, 2011, the Company committed to issue 1,525,916 shares of common stock for the conversion of $10,000 of principal and $5,349 of accrued interest. This resulted in a gain of $90 on the conversion.
-	10,000

Convertible note payable in the amount of $10,000 originally payable to Christian D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $0 and $202 was accrued on this note during the three months ended September 30, 2011 and 2010, respectively. Interest in the amount of $366 and $599 was accrued on this note during the nine months ended September 30, 2011 and 2010, respectively.  During the three months ended June 30, 2011, the Company committed to issue 1,525,916 shares of common stock for the conversion of $10,000 of principal and $5,349 of accrued interest. This resulted in a gain of $90 on the conversion.
-	10,000

Convertible note payable in the amount of $10,000 originally payable to Andrew I. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible notes was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $0 and $202 was accrued on this note during the three months ended September 30, 2011 and 2010, respectively. Interest in the amount of $366 and $599 was accrued on this note during the nine months ended September 30, 2011 and 2010, respectively.  During the three months ended June 30, 2011, the Company committed to issue 1,525,916 shares of common stock for the conversion of $10,000 of principal and $5,349 of accrued interest. This resulted in a gain of $90 on the conversion.
-	10,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

September 30, 2011	December 31, 2010
Convertible note payable in the amount of $8,000 originally payable to Adrian Neilan dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and is due in full on October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $8,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $0 and $161 was accrued on this note during the three months ended September 30, 2011 and 2010, respectively.  Interest in the amount of $257 and $478 was accrued on this note during the nine months ended September 30, 2011 and 2010, respectively. During the three months ended June 30, 2011, the Company entered into an agreement with the note holder for the extinguishment of the debt. The Company made a cash payment of $9,099, which represented a payment of $6,800 of principal and $2,311 of accrued interest.  This transaction resulted in a gain on the extinguishment of debt in the amount of $3,511.
-	8,000

Convertible note payable in the amount of $5,000 originally payable to Matthias Mueller dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $5,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $0 and $101 was accrued on this note during the three months ended September 30, 2011 and 2010, respectively.  Interest in the amount of $174 and $300 was accrued on this note during the nine months ended September 30, 2011 and 2010, respectively.  During the three months ended June 30, 2011, the Company entered into an agreement with the note holder for the extinguishment of the debt. The Company made a cash payment of $5,692, which represented a payment of $4,250 of principal and $1,463 of accrued interest.  This transaction resulted in a gain on the extinguishment of debt in the amount of $2,213.
-	5,000

Convertible secured note payable in the amount of $120,000 originally payable to Alpha Capital dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was technical default as of November 13, 2005.  The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. This note contains a cross default provision. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $120,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $2,016 was accrued on this note during the three months ended September 30, 2011 and 2010, respectively. Interest in the amount of $5,983 and $6,320 was accrued on this note during the nine months ended September 30, 2011 and 2010, respectively. During the three months ended March 31, 2010, the noteholder converted principal in the amount of $20,000 into common stock.  During the twelve months ended December 31, 2009, the  noteholder  agreed to extend the maturity date of this note until January 1, 2010.  In April 2010, the noteholder agreed to extend the maturity date of this note until June 15, 2010. This note is past due as of September 30, 2011 and December 31, 2010.
100,000	100,000

 INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

September 30, 2011	December 31, 2010
Convertible secured note payable in the amount of $30,000 originally payable to Whalehaven Capital dated August 25, 2005.  We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default as of November 13, 2005.  The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. This note contains a cross default provision. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $546 and $576 was accrued on this note during the three months ended September 30, 2011 and 2010, respectively. Interest in the amount of $1,620 and $1,766 was accrued on this note during the nine months ended September 30, 2011 and 2010, respectively. During the three months ended September 30, 2010, the Company issued 4,400,000 shares of common stock for the conversion of $19,047 of accrued interest and $2,953 of principal.  During the year ended December 31, 2009, the noteholder agreed to extend the maturity date until February 15, 2010. In April, 2010, the noteholder agreed to extend the maturity date of this note until June 15, 2010. This note is past due as of September 30, 2011 and December 31, 2010.
27,047	27,047

Convertible secured note payable in the original amount of $25,000 originally payable to Asher Brand, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default as of November 13, 2005.  The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. This note contains a cross default provision.  The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $297 and $303 was accrued on this note during the three months ended September 30, 2011 and 2010, respectively. Interest in the amount of $893 and $949 was accrued on this note during the nine months ended September 30, 2011 and 2010, respectively. During the twelve months ended December 31, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock, and during the twelve months ended December 31, 2008, the holder of the note converted an additional $3,000 of principal into common stock. During the twelve months ended December 31, 2009, the holder converted $2,000 of principal and $1,058 of accrued interest into common stock.  During the three months ended March 31, 2010, the holder converted $3,000 of principal and $1,043 of accrued interest into common stock. The noteholder agreed to extend the maturity date of this note until January 1, 2010.   During the three months ended June 30, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011. This note is past due as of September 30, 2011.
15,000	15,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

September 30, 2011	December 31, 2010
Convertible secured note payable in the original amount of $25,000 originally payable to Momona Capital, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default at November 13, 2005.  The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. This note contains a cross default provision.  The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $161 and $213 was accrued on this note during the three months ended September 30, 2011 and 2010, respectively.  Interest in the amount of $478 and $810 was accrued on this note during the nine months ended September 30, 2011 and 2010, respectively.  During the twelve months ended December 31, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock, and during the twelve months need December 31, 2008, the holder of the note converted an additional $5,000 principal into common stock.  During the three months ended March 31, 2010, the holder of the note converted $5,000 of principal into common stock. During the three months ended September 30, 2010, the Company issued 1,000,000 shares of common stock for the conversion of $5,000 of principal.  In April 2009, the noteholder agreed to extend the maturity date of this note until January 1, 2010.  During the three months ended June 30, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011. This note is past due as of September 30, 2011.
8,000	8,000

Convertible secured note payable in the amount of $10,000 originally payable to Lane Ventures dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default at November 13, 2005.  The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. This note contains a cross default provision. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November, 2005.  Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $121 was accrued on this note during the three months ended September 30, 2011 and 2010. Interest in the amount of $359 was accrued on this note during the nine months ended September 30, 2011 and 2010, respectively. During the twelve months ended December 31, 2006, the holder of the note converted $4,000 of principal and $1,467 of accrued interest into common stock. In April 2009, the noteholder agreed to extend the maturity date of this note until January 1, 2010. During the three months ended June 30, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011. This note is past due as of September 30, 2011.
6,000	6,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

September 30, 2011	December 31, 2010
Secured note payable in the amount of $120,000 originally payable to Alpha Capital, dated February 7, 2006. The note originally carried interest at the rate of 15% per annum, and was originally due in full on February 7, 2007. The Company was not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable. During the three months ended September 30, 2007, the Company extended the due date of the note one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholder to convert the notes and accrued interest into common stock of the Company at a rate of $0.005 per share. This note entered technical default on October 31, 2007.  The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $95,588 and amortized this discount to interest expense when the note entered default status in October 2007. On March 12, 2008, the Company extended this note to March 4, 2009.  As consideration for the extension of this notes, the Company issued five-year warrants as follows: warrants to purchase 24,000,000 shares of common stock at $0.0115 per share; 6,000,000 shares of common stock at $0.011 per share; and 2,400,000 shares of common stock at $0.005 per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $126,465. This transaction was accounted for as an extinguishment of debt, and a loss of $126,465 was charged to operations during the twelve months ended December 31, 2008. Interest in the amount of $4,537 was accrued on this note during the three months ended September 30, 2011 and 2010. Interest in the amount of $13,463 was accrued on this note during the nine months ended September 30, 2011 and 2010, respectively. In April 2009, the noteholder agreed to extend this note to April 1, 2009.  During the three months ended June 30, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011. This note is past due as of September 30, 2011.
120,000	120,000

Secured note payable in the amount of $30,000 originally payable to Whalehaven dated February 7, 2006. The note originally carried interest at the rate of 15% per annum, and was due in full on February 7, 2007. The Company was not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable.   During the three months ended September 30, 2007, the Company extended the due date of the note one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholder to convert the note and accrued interest into common stock of the Company at a rate of $0.005 per share. This note entered technical default on October 31, 2007.  The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $23,897 and amortized this discount to interest expense when the note entered default status in October 2007.    On March 12, 2008, the Company extended this note to March 4, 2009.  As consideration for the extension of this note, the Company issued five-year warrants as follows: warrants to purchase 6,000,000 shares of common stock at $0.0115 per share; 1,500,000 shares of common stock at $0.011 per share; and 600,000 shares of common stock at $0.005 per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $31,616. This transaction was accounted for as an extinguishment of debt, and a loss of $31,616 was charged to operations during the twelve months ended December 31, 2008. Interest in the amount of $1,134 was accrued on this note during the three months ended September 30, 2011 and 2010. Interest in the amount of $3,365 and $3,390 was accrued on this note during the nine months ended September 30, 2011 and 2010, respectively. In April 2009, the noteholder agreed to extend this note to February 15, 2010. During the three months ended June 30, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011. This note is past due as of September 30, 2011.
30,000	30,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

	September 30, 2011	December 31, 2010
Note payable in the amount of $75,000 originally payable to Michael Ferrone, dated August 2, 2004. The note bears interest at the rate of 8% per annum, and was due in full on February 2, 2005.  On September 30, 2008, this note was extended to December 31, 2009 in exchange for adding a convertibility feature to the note. This feature allows for conversion to common stock at a price of $0.005 per share. The Company valued this beneficial conversion feature at the amount of $89,945 using the Black-Scholes valuation model.  $75,000 of this amount was charged to discount on the note. Interest in the amount of $0 and $1,513 was accrued on this note during the three months ended September 30, 2011 and 2010, respectively.  Interest in the amount of $2,865 and $4,489 was accrued on this note during the nine months ended September 30, 2011 and 2010, respectively.  During the six months ended June 30, 2011, the Company entered into an agreement with the note holder for the extinguishment of the debt. The Company made a cash payment of $25,000, which represented a payment of principal, the Company also agreed to make a cash payment in the amount of $12,500 in February 2012, which has been classified as a liability on the Company’s balance sheet.  The noteholder forgave the accrued interest on this note in the amount of $41,371. This transaction resulted in a gain on the extinguishment of debt in the amount of $78,871.
	-	75,000

Secured note payable in the amount of $10,000 originally payable to Alpha Capital, dated May 19, 2006. The note originally carried interest at the rate of 15% per annum, and was originally due in full on November 19, 2006. The Company is not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at February 20 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable. During the three months ended September 30, 2007, the Company extended the due date of the note one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholder to convert the notes and accrued interest into common stock of the Company at a rate of $0.005 per share. This note entered technical default on October 31, 2007. The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $7,966 and amortized this discount to interest expense when the note entered default status in October 2007.  On March 12, 2008, the Company extended this note to March 4, 2009.  As consideration for the extension of this notes, the Company issued five-year warrants as follows: warrants to purchase 2,000,000 shares of common stock at $0.0115 per share; 500,000 shares of common stock at $0.011 per share; and 200,000 shares of common stock at $0.005 per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $10,539. This transaction was accounted for as an extinguishment of debt, and a loss of $10,539 was charged to operations during the twelve months ended December 31, 2008. Interest in the amount of $377 was accrued on this note during the three months ended September 30, 2011 and 2010, respectively. Interest in the amount of $1,119 was accrued on this note during the nine months ended September 30, 2011 and 2010, respectively. During the three months ended June 30, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011. This note is past due as of September 30, 2011.
	10,000	10,000

Twenty-nine convertible notes payable in the amount of $4,500 each originally payable to Sam Klepfish, the Company’s CEO and a related party, dated the first of the month beginning on November 1, 2006. Pursuant to the Company’s employment agreement with Mr. Klepfish, the amount of $4,500 in salary is accrued each month to a note payable. These notes bear interest at the rate of 8% per annum and have no due date. These notes and accrued interest are convertible into common stock of the Company at a rate of $0.005 per share. Beneficial conversion features in the aggregate amount of $9,000 for the year ended December 31, 2006, $39,190 for the year ended December 31, 2007, $58,464 for the year ended December 31, 2008, and $8,100 for the three months ended March 31, 2009 were calculated using the Black-Scholes valuation model. Since these notes are payable on demand, the value of these discounts were charged immediately to interest expense. Interest in the amount of $2,632 on this note during the three months ended September 30, 2011 and 2010. Interest in the amount of $7,810 and $7,810 was accrued on this note during the nine months ended September 30, 2011 and 2010, respectively.	130,500	130,500

Note payable in the original amount of $25,787 originally payable to Microsoft Corporation dated May 3, 2006. The note bears interest at the rate of 9.7% per annum, and is payable in 60 monthly payments of $557 beginning October 1, 2006. Principal in the amounts of $1,641 and $1,494 were paid on this note during the three months ended September 30, 2011 and 2010, respectively. Principal in the amounts of $4,816 and $4,377 were paid on this note during the nine months ended September 30, 2011 and 2010, respectively.	-	4,815

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

September 30, 2011	December 31, 2010
Convertible secured note payable in the amount of $200,000 originally payable to Alpha Capital, dated December 31, 2008.  This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011.  Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share.  Also issued with this note are warrants to purchase 40,000,000 shares of the Company’s common stock at a price of $0.005 per share.  The Company calculated a discount to the note in the amount of $200,000, and recorded $12,004 and $77,623 amortization for the three and nine months ended September 30, 2011. Interest in the amount of $969 and $2,905 was accrued on this note during the three months ended September 30, 2011 and 2010, respectively. Interest in the amount of $4,299 and $9,937 was accrued on this note during the nine months ended September 30, 2011 and 2010, respectively.  During the twelve months ended December 31, 2009, the Company made $16,000 payment on the principal of this note.  During the twelve months ended December 31, 2010, the Company made $80,000 payment on the principle of this note. During the three and nine months ended September 30, 2011, the Company made $24,000, and $72,000 in principal payments on this note, respectively.
32,000	104,000

Convertible secured note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $230,000 originally payable to Alpha Capital, dated January 1, 2009.  This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011.  Principal and accrued interest are convertible into shares of common stock of the Company at a rate of $0.005 per share. The Company calculated a discount to the note in the amount of $230,000, and recorded $32,132 and $150,367 amortization for this discount during the three and nine months ended September 30, 2011. Interest in the amount of $4,638 was accrued on this note during the three months ended September 30, 2011 and 2010, respectively. Interest in the amount of $13,763 was accrued on this note during the nine months ended September 30, 2011 and 2010, respectively. This note is past due as of September 30, 2011.
230,000	230,000

Convertible secured note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $38,000 originally payable to Whalehaven Capital, dated January 1, 2009.  This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011.  Principal and accrued interest is convertible into shares of common stock of the Company at a rate of $0.005 per share.  The Company calculated a discount to the note in the amount of $38,000, and recorded $5,309 and $24,843 amortization for this discount during the three and nine months ended September 30, 2011.  Interest in the amount of $766 was accrued on this note during the three months ended September 30, 2011 and 2010, respectively. Interest in the amount of $2,273 was accrued on this note during the nine months ended September 30, 2011 and 2010, respectively. This note is past due as of September 30, 2011.
38,000	38,000

Convertible secured note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $25,310 originally payable to Asher Brand, dated January 1, 2009.  This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011.  Principal and accrued interest is convertible into shares of common stock of the Company at a rate of $0.005 per share. The Company calculated a discount to the note in the amount of $25,310, and recorded $3,536 and $16,547 of amortization for this discount during the three and nine months ended September 30, 2011, respectively. Interest in the amount of $510 was accrued on this note during the three months ended September 30, 2011 and 2010, respectively. Interest in the amount of $1,513 was accrued on this note during the nine months ended September 30, 2011 and 2010, respectively. This note is past due as of September 30, 2011.
25,310	25,310

Convertible secured note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $25,310 originally payable to Momona Capital, dated January 1, 2009.  This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011.  Principal and accrued interest is convertible into shares of common stock of the Company at a rate of $0.005 per share. The Company calculated a discount to the note in the amount of $25,310, and recorded $3,536 and $16,547 of amortization for this discount during the three and nine months ended September 30, 2011. Interest in the amount of $510 was accrued on this note during the three months ended September 30, 2011 and 2010, respectively. Interest in the amount of $1,513 was accrued on this note during the nine months ended September 30, 2011 and 2010, respectively. This note is past due as of September 30, 2011.
25,310	25,310

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

September 30, 2011	December 31, 2010
Convertible secured note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $10,124 originally payable to Lane Ventures, dated January 1, 2009.  This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011.  Principal and accrued interest is convertible into shares of common stock of the Company at a rate of $0.005 per share.  The Company calculated a discount to the note in the amount of $10,124, and recorded $1,415 and $6,619 amortization for this discount during the three and nine months ended September 30, 2011. Interest in the amount of $205 was accrued on this note during the three months ended September 30, 2011 and 2010, respectively. Interest in the amount of $608 was accrued on this note during the nine months ended September 30, 2011 and 2010, respectively. This note is past due as of September 30, 2011.
10,124	10,124

$1,229,291	$1,660,106

	Note	Unamortized	Net of
September 30, 2011:	Amount	Discounts	Discount
Notes payable - current portion	$1,098,791	$-	$1,098,791
Notes payable - related parties, current portion	130,500	-	130,500
Total	$1,229,291	$-	$1,229,291

	Note	Unamortized	Net of
December 31, 2010:	Amount	Discounts	Discount
Notes payable - current portion	$1,314,606	$(292,545)	$1,022,061
Notes payable - related parties, current portion	345,500	-	345,500
Total	$1,660,106	$(292,545)	$1,367,561

	For the Three Months Ended
	September 30,
	2011	2010
Discount on Notes Payable amortized to interest expense:	$57,932	$32,580

	For the Nine Months Ended
	September 30,
	2011	2010
Discount on Notes Payable amortized to interest expense:	$292,546	$66,247

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Gain from the extinguishment of debt

During the nine months ended September 30, 2011, the Company entered into agreements (the “Notes Settlement Agreements”) with several convertible note holders regarding thirteen convertible notes in the aggregate amount of $333,000 principal and $236,924  accrued interest.  Pursuant to the Note Settlement Agreements, the Company made cash payments in the aggregate amount of $181,604 and agreed to pay an additional $12,500 by February 15, 2012.  The Company also committed to issue a total of 33,986,996 shares of its common stock to the note holders. The Notes Settlement Agreements resulted in an aggregate gain on extinguishment of debt in the amount of $165,325.

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

At September 30, 2011 and December 31, 2010 the Company had outstanding $1,229,291 and $1,655,291 in principal, respectively, of various convertible notes with embedded conversion options accounted for as free standing derivative financial instruments in accordance with ASC 815-10-05 and ASC 815-40-05.  The fair value of these embedded conversion options was $1,748,541 and $2,465,565 at September 30, 2011 and December 31, 2010, respectively.  The fair value of these embedded conversion options were estimated at September 30, 2011 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.06%; expected dividend yield of 0%; expected option life of 10; and volatility of 92.86%.  The fair value of these embedded conversion options were estimated at December 31, 2010 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.20%; expected dividend yield of 0%; expected option life of 10; and volatility of 119.60%.  The expected term of 10 years was used for all notes in both periods because several of the notes are currently or have been in default, and accordingly the term of the note is deemed not relevant as a variable for the Black-Scholes calculation.  The Company revalues the conversion options at each reporting period, and charges any change in value to operations. During the three months ended September 30, 2011 and 2010, the Company recorded a loss of $1,769 and a gain of $140,630, respectively, due to the change in value of the conversion option liability.  During the nine months ended September 30, 2011 and 2010, the Company recorded a gain of $264,032and a loss of $1,186,706, respectively, due to the change in value of the conversion option liability. If all convertible options were converted, 245,858,200 additional shares would be issuable.

When convertible notes payable are satisfied by payment or by conversion to equity, the Company revalues the related conversion option liability at the time of the payment or conversion.  The conversion option liability is then relieved by this amount, which is charged to additional paid-in capital.  During the three months ended September 30, 2011 and 2010, a conversion option in the amount of $34,102 and $51,028, respectively, was transferred from liability to equity due to the conversion or payment of the related convertible notes payable. During the nine months ended September 30, 2011 and 2010, a conversion option in the amount of $452,992 and $128,854, respectively, was transferred from liability to equity due to the conversion or payment of the related convertible notes payable.

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

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

Embedded conversion features of notes payable:

The Company values embedded conversion features utilizing the Black-Scholes valuation model.  Conversion options are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our conversion option valuation assumptions at September 30, 2011 and 2010:

	September 30,
	2011	2010
Number of conversion options outstanding	245,858,200	327,858,200
Value at September 30,	$1,748,541	$2,442,844
Number of conversion options issued during the period	-	-
Value of conversion options issued during the period	$-	$-
Number of conversion options exercised or underlying notes paid during the period	78,700,000	18,390,600
Value of conversion options exercised or underlying notes paid during the period	$452,992	$128,854
Revaluation (gain) loss during the period	$(264,032)	$1,186,706

Black-Scholes model variables:
Volatility	92.52– 110.66%	167.99-266.73%
Dividends	-	-
Risk-free interest rates	0.06-0.19%	0.20%
Term (years)	10	10

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

10. INCOME TAXES

Deferred income taxes result from the temporary differences arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, and an accumulation of net operating loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $4.3 million, which will expire beginning in 2025.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

11. EQUITY

Common Stock

During the nine months ended September 30, 2011, the Company had the following issuances of common stock:

The Company issued 6,471,033 shares of common stock for the conversion of $21,000 of principal and $11,355 of accrued interest of a convertible note payable.

The Company cancelled 4,000,000 shares that were issued in error by the transfer agent which resulted in duplication of shares of common stock issued to a note holder in a prior period.

The Company issued 20,933,413 shares of common stock for the conversion of notes payable and accrued interest.

The Company issued 250,000 shares of common stock to a director for services. The fair value of these shares in the amount of $2,000 was charged to operations and recorded as a liability during the period ended December 31, 2010.

Treasury Stock

During the nine months ended September 30, 2011, the Company purchased 15,200 shares of the Company’s outstanding common stock.  The purchase price was $99 and the Company recorded the transaction at cost to Treasury stock.

Warrants

The following table summarizes the significant terms of warrants outstanding at September 30, 2011. These warrants may be settled in cash or via cashless conversion into shares of the Company’s common stock at the request of the warrant holder. These warrants were granted as part of a financing agreement:

Range of exercise prices	Number of warrants outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding warrants	Number of warrants exercisable	Weighted average exercise price of exercisable warrants
$0.0050	179,700,000	0.91	$0.0050	179,700,000	$0.0050

$0.0110	18,500,000	0.55	$0.0110	18,500,000	$0.0110

$0.0120	1,000,000	1.96	$0.0120	-	$-

$0.0115	74,000,000	0.93	$0.0115	74,000,000	$0.0115
	273,200,000	0.90	$0.0072	272,200,000	$0.0072

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Transactions involving warrants are summarized as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Warrants exercisable at December 31, 2010	273,200,000	$0.007

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Warrants outstanding at September 30, 2011	273,200,000	$0.007

Exercisable	272,200,000	$0.007
Not exercisable	1,000,000	$0.012

Options

The following table summarizes the changes outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
prices	outstanding	life (years)	options	exercisable	options
$0.0050	15,000,000	0.14	$0.0050	15,000,000	$0.0050

$0.0070	22,000,000	1.66	$0.0070	22,000,000	$0.0070

$0.0076	6,625,000	3.50	$0.0076	6,625,000	$0.0076

$0.0090	6,625,000	4.00	$0.0090	6,625,000	$0.0090

$0.0095	6,625,000	3.75	$0.0095	6,625,000	$0.0095

$0.0096	6,625,000	4.25	$0.0096	6,625,000	$0.0096

	63,500,000	2.89	$0.0073	63,500,000	$0.0073

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Transactions involving stock options are summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Options outstanding at December 31, 2010	63,500,000	$0.007

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at September 30, 2011	63,500,000	$0.007

Aggregate intrinsic value of options outstanding and exercisable at September 30, 2011 and 2010 was $47,838 and $46,263, respectively. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.0075 and $0.0079 as of September 30, 2011 and 2010, respectively, and the exercise price multiplied by the number of options outstanding. During the three months ended September 30, 2011 and 2010, the Company charged $0 and $46,420, respectively, to operations related to recognized stock-based compensation expense for employee stock options. During the nine months ended September 30, 2011 and 2010, the Company charged $0 and $125,862, respectively, to operations related to recognized stock-based compensation expense for employee stock options.

Accounting for warrants and stock options

The Company accounts for the issuance of common stock purchase warrants, stock options, and other freestanding derivative financial instruments in accordance with the provisions of FASB ASC 815-40-15. Based on the provisions of ASC 815-40-15, the Company classifies, as equity, any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contract that (i) require net-cash settlement or (ii) give the counterparty a choice of net-cash settlement in shares (physical or net-share settlement). At September 30, 2011 and December 31, 2010, the Company had no freestanding derivative financial instruments that require net cash settlement or give the counterparty a choice of net cash settlement or settlement in shares.

The fair value of these warrants and stock options is determined utilizing the Black-Scholes valuation model. Through August 2005, these warrants were accounted for by the equity method, whereby the fair value of the warrants was charged to additional paid-in capital. During September, 2005, the number of shares of the Company's common stock issued and issuable exceeded the number of shares of common stock the Company had authorized. As the Company no longer had sufficient shares authorized to settle all of its outstanding contracts, this triggered a change in the manner in which the Company accounts for the warrants and stock options. The Company began to account for these warrants and stock options utilizing the liability method. Pursuant to ASC 815-40-15, “If a contract is reclassified from permanent or temporary equity to an asset or a liability, the change in fair value of the contract during the period the contract was classified as equity should be accounted for as an adjustment to stockholders' equity." Accordingly, during the year ended December 31, 2005, the Company charged the amount of $10,374,536 to stockholders' equity. At the same time, the Company changed the way in which it accounts for the beneficial conversion feature of convertible notes payable (see note 8).

The accounting guidance states that the warrants and stock options which are a derivative liability should be revalued each reporting period. The recorded value of such warrants and stock options can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants and stock options, as well as in the volatility of the stock price during the term used for observation and the term remaining for warrants. During the three months ended September 30, 2011 and 2010, the Company recognized a gain of $64,032 and $274,879 respectively, for the change in the fair value of the warrant liability and recorded the gain/loss in operations during the three months ended September 30, 2011 and 2010.  During the nine months ended September 30, 2011 and 2010, the Company recognized a gain of $363,500 and gain of 117,215, respectively, for the change in the fair value of the warrant liability and recorded the gain/loss in operations during the nine months ended September 30, 2011 and 2010.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

The Company valued warrants and options using the Black-Scholes valuation model utilizing the following variables:

	September 30,		December 31,
	2011		2010
Volatility	92.52 - 110.66.	%	119.60-336.00%
Dividends	$-		$-
Risk-free interest rates	0.06-0.18%		0.19-0.20%
Term (years)	0.14-4.75		0.15 - 5.00

Insufficient Authorized but Unissued Shares of Common Stock

The Company has a potential obligation to issue 763,154,842 and 485,963,560 shares  of common stock upon the conversion of convertible notes and accrued interest, warrants and penalty shares issuable at September 30, 2011, and 2010, respectively.  The Company had 240,039,549 and 216,385,103 shares  of common stock outstanding at September 30, 2011,  and 2010, respectively, and  500,000,000 shares  of common stock authorized at September 30, 2011,  and 2010.   The Company has potentially exceeded its shares authorized by 503,194,391 and 534,323,633 shares at September 30, 2011 and 2010, respectively.

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

As a result of the adoption of ASC 815-40, the Company is required to disclose the fair value measurements required by ASC 820, “Fair Value Measurements and Disclosures.”  The other liabilities recorded at fair value in the balance sheet as of September 30, 2011 are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by ASC 820 are directly related to the amount of subjectivity associated with the inputs to fair valuations of these liabilities are as follows:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 —  Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 —  Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of September 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Liabilities at fair value
Warrant liability	$-	$-	$819,675	$819,675
Option liability	$-	$-	$259,059	$259,059
Conversion option liability	$-	$-	$1,748,541	$1,748,541

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

(a) Warrants:

The Company values warrants using the Black-Scholes valuation model.  Warrants are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our warrants and warrant valuation assumptions at September 30, 2011 and 2010:

	September 30,
	2011		2010
Number of warrants outstanding	273,200,000		273,200,000
Value at September 30,	$819,675		$1,462,678
Number of warrants issued during the period	-		-
Value of warrants issued during the period	$-		$-
Revaluation (gain) during the period	$(363,500)		$(117,215)

Black-Scholes model variables:
Volatility	92.52-110.66%		167.99-266.73%
Dividends	$-	-	$-
Risk-free interest rates	0.06 -0.17%		0.18-0.20%
Term (years)	0.22-2.75		0.002-5.00

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

The Company values embedded conversion features utilizing the Black-Scholes valuation model.  Conversion options are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our conversion options and conversion option valuation assumptions at September 30, 2011 and 2010:

	September 30,
	2011	2010
Number of conversion options outstanding	245,858,200	327,858,200
Value at September 30,	$1,748,541	$2,442,844
Number of conversion options issued during the period	-	-
Value of conversion options issued during the period	$-	$-
Number of conversion options exercised or underlying notes paid during the period	78,700,000	18,390,600
Value of conversion options exercised or underlying notes paid during the period	$452,992	$128,854
Revaluation (gain) loss during the period	$(264,032)	$1,186,706

Black-Scholes model variables:
Volatility	92.52– 110.66%	167.99-266.73%
Dividends	-	-
Risk-free interest rates	0.06-0.19%	0.20%
Term (years)	10	10

c.)   Stock options

The Company accounts for options in accordance FASB ASC 718-40.  Options are valued upon issuance, and re-valued at each financial statement reporting date, utilizing the Black-Scholes valuation model.   Option expense is recognized over the requisite service period of the related option award. Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our options and option assumptions at September 30, 2011 and 2010:

	September 30,
	2011	2010
Number of vested options outstanding	63,500,000	56,875,000
Value at September 30,	$259,059	$352,030
Number of options issued during the period	-	19,875,000
Value of options issued during the period	$-	125,862
Number of options recognized during the period pursuant to SFAS 123(R)	-	-
Value of options recognized during the period pursuant to SFAS 123(R)	$-	$-
Revaluation (gain) during the period	$(77,660)	$(81,541)

Black-Scholes model variables:
Volatility	92.52- 110.66%	166.79-266.73%
Dividends	$-	$-
Risk-free interest rates	0.06 - 0.19%	0.18-0.20%
Term (years)	0.22-4.75	0.002-5.00

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

RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the three and nine months ended September 30, 2011 and 2010.

This discussion may contain forward looking-statements that involve risks and uncertainties. Our actual results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenue

Revenue increased by $531,012, or approximately 23%, to $2,892,204 for the three months ended September 30, 2011 from $2,361,192 during the three months ended September 30, 2010.

We recorded sales decreases in Seafood and Poultry of 22% and 9%, respectively.  These decreases were offset by increases in Produce, Meat/Game, Cheese, and Specialty which increased 4%, 4%, 17% and 34%, respectively.  Specialty sales have increased to 65% of total sales by line in the three month period ended September 30, 2011 versus 58% in the comparable period in 2010.   This is due to our addition of new revenue sources from the manufacture and sale of proprietary food products and additional sales channel opportunities such as gluten-free and organic Products.

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

Cost of goods sold

Our cost of goods sold for the three months ended September 30, 2011 was $2,404,888 an increase of $537,174 or approximately 29% compared to cost of goods sold of $1,867,714 for the three months ended September 30, 2010. Cost of goods sold increased primarily due to increased revenues and is primarily comprised of the following expenses for the three months ended September 30, 2011: cost of goods sold of specialty meat, game, cheese, poultry and other sales categories in the amount of $1,567,790 and shipping expenses in the amount of $702,577.  Shipping costs increased by $200,408during this period in 2011 versus 2010, while cost of specialty meat, game, cheese poultry and other sales categories increased by $321,420.    For the three months ended September 30, 2011 and 2010 the gross margin was approximately 17% and 21%, respectively. Our cost of goods sold percentage increase is more then our revenue percentage increase due to additional expenses associated with the timing of some of the components of Cost of Goods sold.

Selling, general and administrative expenses

Selling, general and administrative expenses were $573,798 for the three months ended September 30, 2011, an increase of $113,955 or approximately 25%, compared to $459,843 for the three months ended September 30, 2010. The primary components of selling, general, and administrative expenses for the three months ended September 30, 2011 were, payroll and related costs of $233,567; consulting and professional fees of $62,713; facilities costs of $30,400; insurance costs of $29,585; travel expense of $24,055; office expense of $21,345; and food show expense of $13,162. We expect our legal and accounting fees to increase in 2011.  We also, expect to increase our spending on advertising and marketing, which are expensed when incurred, and web development fees in 2011.

Interest expense

Interest expense increased by $13,053, or approximately 13%, from $104,374 during the three months ended September 30, 2010 to $117,427 for the three months ended September 30, 2011. Interest expense increased during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 as the result of the amortization of the discount on the notes payable.

Gain from change in fair value of warrant liability

At September 30, 2011, the Company had outstanding warrants to purchase an aggregate of 273,200,000 shares of the Company’s common stock.  The Company revalued this warrant liability at September 30, 2011, at $819,675. This revaluation resulted in a gain of $64,032 which the Company credited to operations during the three months ended September 30, 2011.  This is a decrease of $210,847 or approximately 77% compared to a gain of $274,879 from the revaluation of the warrant liability which the Company recorded during the three months ended September 30, 2010.

Gain and loss from change in fair value of conversion option liability

At September 30, 2011 the Company had outstanding a liability to issue an aggregate of 245,858,200 shares of the Company’s common stock pursuant to convertible notes payable.  The Company revalued this liability at September 30, 2011 at $1,748,541.  This revaluation resulted in a loss of $1,769, which the Company included in operations for the three months ended September 30, 2011.  This is a decrease of $142,399 or approximately 101% compared to a gain of $140,630 from the revaluation of the conversion option liability which the Company recorded during the three months ended September 30, 2010.

Net Income (loss)

For the reasons stated above, the Company incurred a net loss for the three months ended September 30, 2011 was $141,646, a decrease of $486,416 compared to a net income of $344,770, during the three months ended September 30, 2010. It is important to note that a substantial portion of these losses are the result of non-cash items, such as the revaluation of warrant liability, option liability, and conversion option liability, as well as the gain and loss on the extinguishment of debt.  These non-cash items of income and expense had no direct impact on our cash flows during the periods ended September 30, 2011 and 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenue

Revenue increased by $1,181,911, or approximately 17%, to $8,140,010 for the nine months ended September 30, 2011 from $6,958,099 during the nine months ended September 30, 2010.

We recorded sales decreases in Seafood, Produce, Poultry, which decreased 18%, 7% and 11%, respectively which was offset by sales increases of Cheese of 6%, Meat/Game of 1%, and a significant increase in Specialty sales of 32%.   Specialty sales have increased to 63% of total sales by line in 2011 versus 56% in 2010.   This is due to our addition of new revenue sources from the manufacture and sale of proprietary food products and additional sales channel opportunities such as gluten-free and organic Products.

Any changes in the food distribution operating landscape that materially hinders our current ability and/or cost to deliver our products produce to our customers could potentially cause a material impact on our net revenue and gross margin and, therefore, our profitability and cash flows could be adversely affected.

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

Cost of goods sold

Our cost of goods sold for the nine months ended September 30, 2011 was $6,335,738, an increase of $883,236 or approximately 16% compared to cost of goods sold of $5,452,502 for the nine months ended September 30, 2010. Cost of goods sold increased primarily due to increased revenues and is primarily comprised of the following expenses for the nine months ended September 30, 2011: cost of goods sold of specialty meat, game, cheese, poultry and other sales categories in the amount of $4,306,626 and shipping expenses in the amount of $1,754,613.  Shipping costs increased by $210,382 in 2011 versus 2010, while cost of specialty meat, game, cheese, poultry, and other sales categories increased by $620,274.  For the nine months ended September 30, 2011 and 2010 the gross margin was approximately 22%. Our cost of goods sold percentage increase is in line with our revenue percentage increase.

Selling, general and administrative expenses

Selling, general and administrative expenses were $1,502,517 for the nine months ended September 30, 2011, a decrease of $50,964, or approximately 3%, compared to $1,553,481 for the nine months ended September 30, 2010. The primary components of selling, general, and administrative expenses for the nine months ended September 30, 2011 were  payroll and related costs of $842,466; consulting and professional fees of $188,775; insurance costs of $85,265; facilities costs of $76,553; travel expense of $62,587; office expense of $54,628; and food show expense of $13,522. We expect our legal and accounting fees to increase in 2011.  We also, expect to increase our spending on advertising and marketing, which are expensed when incurred, and web development fees in 2011.

Interest expense

Interest expense increased by $227,255, or approximately 82%, from $276,271 during the nine months ended September 30, 2010 to $503,526 for the nine months ended September 30, 2011. Interest expense increased during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 as the result of the amortization of the discount on the notes payable.

Gain from the extinguishment of debt

During the nine months ended September 30, 2011, the Company entered into agreements (the “Notes Settlement Agreements”) with several convertible note holders regarding thirteen convertible notes in the aggregate amount of $333,000  principal and $236,924  accrued interest.  Pursuant to the Note Settlement Agreements, the Company made cash payments in the aggregate amount of $181,604 and agreed to pay an additional $12,500 by February 15, 2012.  The Company also committed to issue a total of 33,986,996 shares of its common stock to the note holders. The Notes Settlement Agreements resulted in an aggregate gain on extinguishment of debt in the amount of $165,325.

Fair value of warrants issued

During the nine months ended September 30, 2010, the Company extended the expiration date of warrants to purchase an aggregate of 132,000,000 shares of common stock.  The Company valued this extension at $134,216.  During the nine months ended September 30, 2010, the Company extended the expiration date of warrants to purchase an aggregate of 200,200,000 shares of common stock.  The Company valued the extension of these warrants at $813,824, which the Company charged to operations during the nine months ended September 30, 2010.  There is no comparable activity during the nine months ended September 30, 2011.

Gain from change in fair value of warrant liability

At September 30, 2011, the Company has outstanding warrants to purchase an aggregate of 273,200,000 shares of the Company’s common stock.  The Company revalued this warrant liability at September 30, 2011, at $819,675.    This revaluation resulted in a gain of $363,500, which the Company credited to operations during the nine months ended September 30, 2011.  This is an increase of $246,285 or approximately 210% compared to a gain of $117,215 from the revaluation of the warrant liability which the Company recorded during the nine months ended September 30, 2010.

Gain and loss from change in fair value of conversion option liability

At September 30, 2011 the Company had outstanding a liability to issue an aggregate of 245,858,200 shares of the Company’s common stock pursuant to convertible notes payable.  The Company revalued this liability at September 30, 2011 at $1,748,541. This revaluation resulted in a gain of $264,032 which the Company included in operations for the nine months ended September 30, 2011.  This is an increase of $1,450,738 or approximately 122% compared to a loss of $1,186,706 from the revaluation of the conversion option liability which the Company recorded during the nine months ended September 30, 2010.

Net Income (loss)

For the reasons stated above, net income for the nine months ended September 30, 2011 was $591,086, an increase of $2,932,772 compared to a net loss of $2,341,686, during the nine months ended September 30, 2010. It is important to note that a substantial portion of these gains is the result of non-cash items, such as the revaluation of warrant liability, option liability, and conversion option liability, as well as the gain and loss on the extinguishment of debt.  These non-cash items of income and expense had no direct impact on our cash flows during the periods ended September 30, 2011 or 2010.

Liquidity and Capital Resources

As of September 30, 2011, the Company had current assets of $991,740, consisting of cash of $554,073, trade accounts receivable of $400,324, inventory of $28,742, and other current assets of $8,601.  Also, at September 30, 2011, the Company had current liabilities of  $5,729,749 consisting of accounts payable and accrued liabilities of $953,264 (of which $109,781 is payable to a related party); accrued interest of  $681,097; accrued interest – related parties of $38,822; current portion of notes payable, net of discounts of $1,098,791; current portion of notes payable – related parties, net of discounts of $130,500; warrant liability of $819,675; option liability of $259,059; and conversion option liability of $1,748,541.  This resulted in a working capital deficit of $4,738,009.

During the nine months ended September 30, 2011, the Company generated cash from operating activities of $270,170. The Company had the following non-cash items during the period:  non-cash costs of $10,938 for depreciation and amortization; $136,550 for the allowance of bad debt; $118,764 for the amortization of the discount on accrued interest; $165,325 for the gain on extinguishment of debt; ($264,032) for the revaluation of the conversion option liability; $292,546 for the amortization of the discount on notes payable; ($363,500) for the revaluation of the warrant liability, and ($77,660) for the revaluation of the option liability.  The Company also had a change in the components of working capital during the period that generated an increase in of cash in the amount of $9,197.

The Company had cash used by investing activities of $7,067 during the nine months ended September 30, 2011, which consisted of payments made for the acquisitions of property and equipment of $8,468, and payments made for the purchase of treasury stock of $99; partially offset by principal payments received on a loan receivable of $1,500.

The Company had cash used by financing activities of $227,112 during the nine months ended September 30, 2011, which consisted of principal payments on debt.

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

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2011, the Company issued 20,933,413 shares of common stock upon the conversion of notes payable and accrued interest, which were submitted to the Company for converion during the three months period ended September 30, 2011. All of such convertible notes had been outstanding for at least twelve months.

The Company issued 250,000 shares of common stock to a director for services.

The Company has approved a plan to purchase up to 15,000,000 shares of its common stock on the open market.  At September 30, 2011, the following shares have been purchased pursuant to this plan:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

May 1, 2011 to May 31, 2011	15,200	$0.0065	15,200	14,984,800

Total	15,200	$0.0065	15,200	14,984,800

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

SIGNATURE	TITLE	DATE

/s/Sam Klepfish	Chief Executive Officer	November 14, 2011
Sam Klepfish

/s/ John McDonald	Principal Financial Officer	November 14, 2011
John McDonald