Form 10-K
period 2011-12-31
INNOVATIVE FOOD HOLDINGS INC
filed 2012-03-30
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $1,034,097 as of  June 30, 2011, based upon a closing price of $0.008 per share for the registrant’s common stock on such date.

On March 22, 2012, a total of 282,956,546 shares of our common stock were outstanding and 293,692,189 shares issued.

INNOVATIVE FOOD HOLDINGS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

PART I

ITEM 1.  Business

Our History

We were initially formed in June 1979 as Alpha Solarco Inc., a Colorado corporation. From June 1979 through February 2003, we were either inactive or involved in discontinued business ventures. We changed our name to Fiber Application Systems Technology, Ltd in February 2003. In January 2004, we changed our state of incorporation by merging into Innovative Food Holdings, Inc. (IVFH), a Florida corporation formed for that purpose. As a result of the merger, we changed our name to that of Innovative Food Holdings, Inc. In January 2004, we also acquired Food Innovations, Inc., a Delaware corporation, for 25,000,000 shares of our common stock.

Our Operations

Our business is currently conducted by our subsidiaries, Food Innovations, Inc. (“FII” or “Food Innovations”), which was incorporated in the State of Delaware on January 9, 2002, 4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.) and Gourmet Foodservice Group, Inc. Since its incorporation, Food Innovations, primarily through a relationship with US Foodservices, Inc. (“USF”),  has been in the business of providing premium restaurants with the freshest origin-specific perishables and specialty products shipped directly from our network of vendors within 24 – 72 hours. Our customers include restaurants, hotels, country clubs, national chain accounts, casinos, and catering houses.  Since its incorporation, For The Gourmet has been in the business of providing consumers with gourmet food products shipped directly from our network of vendors within 24 – 72 hours. Since its incorporation, Gourmet Foodservice Group holds all the companies' intellectual property including the Artistre® line of products.  In our business model, we receive orders from our customers and then work closely with our suppliers to have the orders fulfilled.  In order to maintain freshness and quality, we carefully select our suppliers based upon, among other factors, their quality, uniqueness, reliability and access to overnight courier services.

Our Products

We distribute over 5,000 perishable and specialty food products, including origin-specific seafood, domestic and imported meats, exotic game and poultry, artisanal cheeses, caviar, wild and cultivated mushrooms, micro-greens, heirloom and baby produce, organic farmed and manufactured food products, estate-bottled olive oils and aged vinegars. We are constantly adding other products that food distributors cannot effectively warehouse, including organic products and specialty grocery items. We offer our customers access to the best food products available nationwide, quickly, most direct, and cost-effectively. Some of our best-selling items include:

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

Customer Service and Logistics

Our “live” chef-driven customer service department is available by telephone Monday through Thursday, from 8 a.m. to 6 p.m. and on Friday from 8 a.m. to 5 p.m., Florida time. The team is made up of four chefs who are full-time employees of the Company, and who are experienced in all aspects of perishable and specialty products. By employing chefs to handle customer service, we are able to provide our customers with extensive information about our products, including:

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

Relationship with U.S. Foods

In February 2010, our subsidiary, Food Innovations, signed a new contract with USF.  Under the current terms of the contract, FII supplies overnight delivered, perishable, sea foods, fresh produce, and other exotic fresh foods. Such products are difficult for broadline food distributors to manage profitably and keep in warehouse stock due to their perishable nature and high-end limited customer base. Through USF’s sales associates, FII’s products are available to USF accounts nationwide, ensuring superior freshness and extended shelf life to their customers. This current contract with USF expires on December 31, 2012.  The contract is automatically renews for an additional 12-month term unless either party notifies the other in writing 30 days prior to the End Date of its intent not to renew.  During the years ended December 31, 2011, and 2010, sales through USF’s sales associates accounted for 93% and 92% of total sales, respectively.    We believe that although a significant portion of our sales occurs through the USF sales force, the success of the program is less contingent on a contract then on the actual performance and quality of our products. Other than our business arrangements with USF, we are not affiliated with either USF or its subsidiary, Next Day Gourmet, L.P. (“Next Day Gourmet”).

Growth Strategy

While the U.S. economic recovery remains fragile, there appears to be much for the restaurant industry to celebrate. According to market research firm Packaged Facts, restaurant sales are expected to grow 4.2 percent to $487 million in 2012, on the heels of 6.1 percent market growth in 2011.

For our continued growth within the foodservice industry, we rely heavily on the availability to our customers of our chefs' culinary skills, a high level of personal customer service, premium quality products, new product introductions and sales available through our relationship with USF.

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

In addition to attempting to grow our current business, we believe that there are lateral opportunities in the food industry. We may look into the possibility of acquiring a gourmet food manufacturer or gourmet distributor at some future point in time. We anticipate that, given our current cash flow situation, any acquisition could involve the issuance of additional shares of our common stock or third party financing, which may not be available on acceptable terms. No acquisition will be consummated without thorough due diligence. No assurance can be given that we will be able to identify and successfully conclude negotiations with any potential target.

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

Competition

While we face intense competition in the marketing of our products and services, it is our belief that there is no other single company in the United States that offers such a broad range of customer service oriented, quality, chef driven, perishables, for delivery in 24 to 72 hours. Our primary competition is from local purveyors that supply a limited local market and have a limited range of products and from other specialty gourmet distributors. However, many purveyors are well established, have reputations for success in the development and marketing of these types of products and services and have significantly greater financial, marketing, distribution, personnel and other resources. These financial and other capabilities permit such companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors such as us, to enter into new markets and introduce new products and services.

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

Transactions with Major Customers

Transactions with major customers and related economic dependence information is set forth under the heading Relationship with USF, above.

How to Contact Us

Our executive offices are located at 3845 Beck Blvd., Naples, Florida 34109; our Internet address is www.foodinno.com; and our telephone number is (239) 596-0204.  The contents of our website are not incorporated in or deemed to be a part of this Annual Report on Form 10-K.

Risk Factors

Prior to 2011, We Have a History of Losses Requiring Us To Seek Additional Sources of Capital

As of December 31, 2011, we had an accumulated deficit of $7,207,600. We cannot assure you that we can sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will incur losses. We will also incur losses if the fair value of warrants, options, etc. changes unfavorably. We will incur operating losses until we are able to establish significant sales. Our possible success is dependent upon the successful development and marketing of our services and products, as to which we can give no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel, marketing and promotions, reduced margins caused by competitive pressures and other economic and non-economic factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. In addition, we will require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. We can give no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Our inability to obtain sufficient funds from our operations or external sources could require us to curtail or cease operations.

If We Are Unable to Obtain Additional Funding Our Business Operations Will be Harmed and If We Do Obtain Additional Financing Our Then Existing Shareholders May Suffer Substantial Dilution.

Additional capital may be required to effectively support our operations and to otherwise implement our overall business strategy. However, we can give no assurance that financing will be available when needed on terms that are acceptable to us. Our inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing (or equity related financing such as convertible debt financing) may involve substantial dilution to our then existing shareholders.

Our Independent Auditors Have Expressed Substantial Doubt About Our Ability to Continue As a Going Concern, and We Concur With This Assessment

In their report dated March 26, 2012, our independent auditors stated that our financial statements for the year ended December 31, 2011 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our significant losses from operations since inception and our working capital deficiency. Our ability to continue as a going concern is subject to our ability to continue to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing our sales of product or services or obtaining loans and grants from various financial institutions where possible.

We Have Historically Derived Substantially All of Our Revenue From One Client and if We Were to Lose Such Client and Be Unable to Generate New Sales to Offset Such Loss, We May Be Forced to Cease or Curtail Our Operations.

In 2003, Next Day Gourmet initially contracted with our subsidiary, Food Innovations, to handle the distribution of over 3,000 perishable and specialty food products to customers of USF. In February 2010, Food Innovations signed a new contract with USF that expires in December 2012. Our sales through USF’s sales force generated gross revenues for us of $10,754,467 in the year ended December 31, 2011, and $9,107,504 in the year ended December 31, 2010. Those amounts contributed 93% and 92%, respectively, of our total sales in those periods. Our sales efforts are for the most part substantially dependent upon the efforts of the USF sales force. Although we have generated revenues from additional customers other than USF, if our relationship with USF were to be materially changed and we are unable to generate substantial new sales to offset such loss, we may be forced to cease or curtail our operations.

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

We compete against other providers of quality foods, some of which sell their services globally, and some of these providers have considerably greater resources and abilities than we have. These competitors may have greater marketing and sales capacity, established distribution networks, significant goodwill and global name recognition. Furthermore, it may become necessary for us to reduce our prices in response to competition. This could negatively impact our ability to be profitable.

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

While we have not received a notice of default under any of our outstanding notes, we have a history of being in default under certain of our outstanding convertible notes, including but not limited to notes currently overdue, and possibly could receive a notice of default in the future. This could require the early repayment of the convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is acted upon by the note holders and not cured within the specified grace period.  In addition all our secured notes carry cross-default provisions.  If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action could require us to curtail or cease operations.

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

ITEM 2. Properties

On October 17, 2008, we entered into a three-year lease with Grand Cypress Communities, Inc. for new premises consisting of 4,000 square feet at 3845 Beck Blvd., Naples, Florida.  The commencement date of the lease is January 1, 2009.  On November 11, 2011, the Company extended the lease with Grand Cypress Communities, Inc. for 3 years, commencing on January 1, 2012.  The annual rent and fees under the lease is approximately $54,000.  The lease provides for a buyout option at the end of the lease with credit towards the purchase price received for the rental payments made during the term of the lease.

On October 1, 2011, the Company entered into a month-to-month lease with Grand Cypress Communities, Inc. for warehouse space consisting of 2,000 square feet at 3845 Back Blvd., Naples, Florida.  The commencement date of this lease is October 1, 2011.  The monthly rent and fees under this lease is $848.

ITEM 3. Legal Proceedings

In September 2006, we commenced an action in New York Supreme Court, Nassau County, against Pasta Italiana, Inc., Robert Yandolino and Lloyd Braider (collectively “Pasta”) to collect on outstanding promissory notes totaling $360,000  (plus interest and collection expenses) of which $65,000 was  personally guaranteed by the two individual defendants.  The defendants counterclaimed for an unspecified amount of damages due to our alleged breach of an agreement to purchase the corporate defendant.

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

Interest will accrue at a rate of 8% on the unpaid portion of the $138,050.  The Company has not recorded interest income on this note in 2011.  The accrued interest is to be paid semi-annually in shares of common stock of Pasta (the “Pasta Interest Shares”).    The Pasta Interest Shares are valued at $0 in the financial statements of the Company, and no interest income is recorded by the Company for these shares during the three months ended September 30, 2008.

During the year ended December 31, 2011, the Company reserved the remaining amount of the loan receivable to Pasta Italiana, Inc. in the amount of $136,550.  The Company increased its reserve for this loan in order to maintain a conservative financial statement presentation.  The Company intends to vigorously pursue collection activities and will re-evaluate our reserve in future periods; any receipt of funds from Pasta will result in a credit to operations in the period received.

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

ITEM 4. Mine Safety Disclosure

Not Applicable.

 PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prices for our common stock are quoted on the OTCQB. Since March 2004, our common stock has traded under the symbol "IVFH". Prior thereto, our common stock traded under the symbol "FBSN". 282,956,946 shares of our common stock were outstanding as of February 20, 2012. The following table sets forth the high and low closing sales prices of our common stock as reported in the OTCQB for each full quarterly period within the two most recent fiscal years.

Fiscal Year Ending December 31, 2011	HIGH	LOW
First Quarter	$0.0092	$0.0064
Second Quarter	0.0085	0.0035
Third Quarter	0.0095	0.0070
Fourth Quarter	0.0088	0.0058

Fiscal Year Ending December 31, 2010	HIGH	LOW
First Quarter	$0.008	$0.002
Second Quarter	0.008	0.007
Third Quarter	0.010	0.007
Fourth Quarter	0.009	0.005

The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On February 20, 2012, the closing price of our common stock as reported by the OTC Bulletin Board was $0.0053.

Security Holders

On March 22, 2012, there were approximately 4,000 record holders of our common stock. In addition, we believe there are at least several hundred additional beneficial owners of our common stock whose shares are held in "street name."

Dividends

We have not paid dividends during the three most recently completed fiscal years, and have no current plans to pay dividends on our common stock. We currently intend to retain all earnings, if any, for use in our business.

Recent Sales and Other Issuances of Our Equity Securities

During the twelve months ended December 31, 2011, the Company had the following transactions:

The Company issued 9,000,000 share of common stock for the settlement of a claim of a debt in the amount of $63,000.  The Company recorded a loss on the settlement of debt in the amount of $63,000 to operations during the year ended December 31, 2011.

The Company issued 3,609,114 shares of common stock to directors for services. The value of these shares in the amount of $22,000 was previously accrued.

The Company issued 67,977,529 shares of common stock in satisfaction of notes payable and accrued interest in the aggregate amount of $410,964.  A gain in the amount of $165,326 was recorded on the transactions during the twelve months ended December 31, 2011. An additional 6,103,664 shares of common stock with a value of $61,034 are due to be issued under these transactions as of December 31, 2011. This amount is shown as Common Stock Subscribed on the Company’s balance sheet at December 31, 2011.

The Company issued 720,443 shares of common stock in error.  The Company will return these shares for cancellation.

The Company cancelled 4,000,000 shares of common stock, which were issued in error by the transfer agent.

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

Derivative Securities Currently Outstanding

As of December 31, 2011 and 2010, the Company has issued convertible notes payable in the aggregate principal amount of $1,109,481 and $1,660,106, respectively, with accrued interest of $693,085 and $844,662, respectively, which, if converted to common stock, will result in our issuance of approximately 221,896,400 and 323,058,200 shares of common stock, respectively, at conversion rates ranging from $0.005 to $0.010 per share.  The fair value of these embedded conversion options was $1,245,761 and $2,465,565 at December 31, 2011 and 2010, respectively.  The Company revalues the conversion options at each reporting period, and charges any change in value to operations. During the years ended December 31, 2011 and 2010, the Company recorded a gain of $595,967 and a loss of $1,244,239, respectively, due to the change in value of the conversion option liability.

The Company has issued warrants for holders to purchase an additional 273,200,000 shares of common stock at December 31, 2011 and 2010.   The fair value of these warrants  was $500,825 and $1,183,175 at December 31, 2011 and 2010, respectively.  The Company revalues the warrants at each reporting period, and charges any change in value to operations. During the years ended December 31, 2011 and 2010, the Company recorded a gain of $682,350 and $396,718, respectively, due to the change in value of the warrants.

The Company also has outstanding stock options to purchase an additional 48,500,000 and  63,500,000 shares of common stock at December 31, 2011 and 2010, respectively.  The fair value of these stock options was $161,884 and $336,719 at December 31, 2011 and 2010, respectively.  The Company revalues the stock options  at each reporting period, and charges any change in value to operations. During the years ended December 31, 2011 and 2010, the Company recorded a gain of $174,835 and a loss of $23,683, respectively, due to the change in value of the stock options.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2011 we did  not  have any equity compensation plans. The following shares are issuable pursuant to individual employment arrangements:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	None	N/A	N/A

Equity compensation plans not approved by security holders

Stock options	22,000,000	$0.0070	N/A
Stock options	6,625,000	$0.0076	N/A
Stock options	6,625,000	$0.0095	N/A
Stock options	6,625,000	$0.0090	N/A
Stock options	6,625,000	$0.0096	N/A
Total	48,500,000	$0.0072	N/A

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

(a) Warrants:

The Company values warrants using the Black-Scholes valuation model.  Warrants are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our warrants and warrant valuation assumptions at December 31, 2011 and 2010:

	December 31,
	2011	2010
Number of warrants outstanding	273,200,000	273,200,000
Value at December 31	$500,825	$1,183,175
Number of warrants issued during the year	-	-
Value of warrants issued during the year	$-	$-
Revaluation gain (loss) during the year	$682,350	$396,718

Black-Scholes model variables:
Volatility	92.52% - 114.30%	119.60% - 336%
Dividends	$0	$0
Risk-free interest rates	0.06% - 0.17%	0.19% - 0.20%
Term (years)	0.01 - 5.00	0.01-5.00

(b) Embedded conversion features of notes payable:

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815-10-05. ASC 815-10-05 generally requires companies to bifurcate conversion options embedded in convertible notes and preferred shares from their host instruments and to account for them as free standing derivative financial instruments in accordance with ASC 815-40-05.

The Company values embedded conversion features utilizing the Black-Scholes valuation model.  Warrants are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our warrants and warrant valuation assumptions at December 31, 2011 and 2010:

	December 31,
	2011	2010

Number of conversion options outstanding	221,896,400		323,058,200
Value at December 31	$1,245,761		$2,465,565
Number of options issued during the year	-		-
Value of options issued during the year	$-	$
Number of options exercised or underlying notes paid during the year	102,662,000		23,190,600
Value of options exercised or underlying notes paid during the year	$623,837		$163,666
Revaluation gain (loss) during the year	$595,967		$(1,244,239)

Black-Scholes model variables:
Volatility	92.52% to 114.30%	119.60% to 336%
Dividends	0		0
Risk-free interest rates	0.06 to 0.17%		0.20%
Term (years)	10.00		10.00

(c)   Stock options:

The Company accounts for options in accordance FASB ASC 718-40.  Options are valued upon issuance, and re-valued at each financial statement reporting date, utilizing the Black-Scholes valuation model.   Option expense is recognized over the requisite service period of the related option award. Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our options and option assumptions at December 31, 2011 and 2010:

	December 31,
	2011	2010
Number of options outstanding	48,500,000	63,500,000
Value at December 31	$161,884	$336,719
Number of options issued during the year	-	26,500,000
Value of options issued during the year	$-	167,850
Number of options recognized during the year pursuant to SFAS 123(R)	-	26,500,000
Value of options recognized during the year pursuant to SFAS 123(R)	$-	$167,850
Revaluation gain (loss) during the year	$174,835	$(23,683)

Black-Scholes model variables:
Volatility	92.52% to 114.30%	119.60% to 336%
Dividends	0	0
Risk-free interest rates	0.06% - 0.17%	0.19% - 0.20%
Term (years)	0.15 - 5.00	0.15-5.00

Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $11,044 for doubtful accounts receivable at December 31, 2011, and $22,061 at December 31, 2010. Actual losses on accounts receivable were $13,841 for 2011 and $3,571 for 2010. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2011 and 2010.

This discussion may contain forward looking-statements that involve risks and uncertainties. Our future results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue

Revenue increased by $1,690,087 or approximately 17% to $11,552,813 for the year ended December 31, 2011 from $9,862,726 in the prior year.  The increase was attributable to a significant increase in sales of specialty items, and smaller increases in meat and game and cheese products, partially offset by decreases in seafood and poultry products.  We continue to assess the potential of new revenue sources from the manufacture and sale of proprietary food products and additional sales channel opportunities and will implement that strategy if, based on our analysis, we deem it beneficial to us.

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

Cost of goods sold

Our cost of goods sold for the year ended December 31, 2011 was $8,874,000, an increase of $1,266,448 or approximately 17% compared to cost of goods sold of $7,607,552  for the year ended December 31, 2010. Cost of goods sold is primarily made up of the following expenses for the year ended December 31, 2011: cost of good of specialty, meat, game, cheese poultry and other sales categories in the amount of $6,117,869; and shipping expenses in the amount of $2,360,529.  The cost of goods sold increase is mainly associated with an increase in sales and gross margins improved slightly in 2011 as compared to 2010.

In 2011 we continued to aggressively price our products in order to gain market share and increase the number of our end users. We were successful in doing so and increased the number of our end users by approximately 34% to more than 28,300 end users. We currently expect if market conditions remain constant that our cost of goods sold will stabilize and likely remain at historical levels in the first half of 2012.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased by $83,197 or approximately 4%, to $2,007,367 during the year ended December 31, 2011 compared to $2,090,564  for the year ended December 31, 2010. Selling, general and administrative expenses were primarily made up of the following for the year ended December 31, 2011: payroll and related expenses, including employee benefits, in the amount of $1,167,203; consulting and professional fees in the amount of $266,400; insurance costs in the amount of $115,051; facilities and related expenses in the amount of $103,153; travel and entertainment expenses in the amount of $73,280; office expense in the amount of $73,135; computer support expenses in the amount of $65,815; commissions expense in the amount of $48,489; advertising expenses in the amount of $37,883; and amortization and depreciation expense in the amount of $14,034. The decrease in selling, general, and administrative expenses was primarily due to decreases in a non-cash item the change in fair value of the option liability in the amount of $174,835 for the year ended December 31, 2011.  We expect our legal fees to slightly increase in 2012 and our accounting fees in 2012 to remain constant.  We do however expect to increase our spending on advertising and marketing and web development fees in 2012.

Interest expense, net

Interest expense, net of interest income, increased by $83,049 or approximately 17% to $561,972 during the twelve months ended December 31, 2011, compared to $478,923 during the twelve months ended December 31, 2010.  The primary reason for the increase was due to the acceleration of the amortization of the discount on the notes payable, due to the principal payments made.

(Gain) on extinguishment of debt

During the year ended December 31, 2011, the Company entered into agreements (the “Notes Settlement Agreements”) with several convertible note holders regarding thirteen convertible notes in the aggregate amount of $333,000 principal and $236,924 accrued interest.  Pursuant to the Notes Settlement Agreements, the Company made cash payments in the aggregate amount of $181,604, and agreed to pay an additional $12,500 by February 15, 2012. The Company also committed to issue a total of 27,949,964 shares and agreed to issue an additional 6,103,664 shares of common stock to the note holders.  The Notes Settlement Agreements resulted in the aggregate gain on extinguishment of debt in the amount of $165,326.

Loss on Settlement of Debt

During the year ended December 31, 2011, the Company entered into an agreement (the “Morren Settlement Agreement”) with an investor.  Pursuant to the settlement terms of the Morren Settlement Agreement, the Company issued 9,000,000 shares of common stock in full satisfaction of this claim of liability. The fair value of these shares in the amount of $63,000 was recorded as a loss on the settlement of debt during the year ended December 31, 2011.

Fair value of warrants issued in excess of discount on notes payable

During the year ended December 31, 2010, the Company extended the date of warrants to purchase an aggregate of 132,000,000 shares of common stock. The Company valued this extension at $134,216. During the year ended December 31, 2010, the Company executed a second extension of the expiration date of these 132,000,000 warrants along with the expiration date of warrants to purchase an additional 68,200,000 shares of common stock.  The Company valued the extension of these warrants at $813,824, which the Company charged to operations during the year ended December 31, 2010.  There is no comparable activity for the year ended December 31, 2011.

Gain from change in fair value of warrant liability

At December 31, 2011, the Company had outstanding warrants to purchase an aggregate of 273,200,000 shares of the Company’s common stock.  The Company valued the warrant liability at December 31, 2011 at $500,825.  This revaluation resulted in a gain of $682,350 which the Company included in operations during the year ended December 31, 2011.  This is an increase of $285,632 or approximately 72% compared to a gain of $396,718 from the revaluation of the warrant liability which the Company recorded during the year ended December 31, 2010.

Loss (Gain) from change in fair value of conversion option liability

At December 31, 2011, the Company had outstanding a liability to issue an aggregate of 221,896,400 shares of the Company’s common stock pursuant to convertible notes payable.  The Company revalued this liability at December 31, 2011 at $1,245,761.  This revaluation resulted in a gain of $595,967 which the Company included in operations for the year ended December 31, 2011.  This is an increase of $1,840,206 or approximately 148% compared to a loss of $1,244,239 from the revaluation of the conversion option liability which the Company recorded during the year ended December 31, 2010.

Net (loss) Income

For the reasons above, the Company had a net income for the year ended December 31, 2011 of $1,490,117, an increase of $3,599,991 compared to a net loss of $2,109,874 during the twelve months ended December 31, 2010. In 2011 operating income improved due to increases in sales, slightly improving gross margins and a 4% decrease in selling, general, and administrative expenses in 2011 as compared to 2010.

Liquidity and Capital Resources at December 31, 2011

As of December 31, 2011, the Company had current assets of $1,403,896, consisting of cash of $862,464, trade accounts receivable of $493,700, inventory of $42,312, and other current assets of  $5,420.    Also at December 31, 2011, the Company had current liabilities of  $4,793,909, consisting of accounts payable and accrued liabilities of $1,082,870 (of which $157,080 is payable to a related party); accrued interest of $663,691; accrued interest – related parties of $29,396; current portion of notes payable, net of discounts of $978,982; current portion of notes payable – related parties, net of discounts of $130,500; warrant liability of $500,825; option liability of $161,884; and conversion option liability of $1,245,761.

During the twelve months ended December 31, 2011, the Company had generated cash from operating activities of $594,564.  This consisted of the Company’s net income of $1,490,117, offset by charges to operations $14,034 for depreciation and amortization, $147,594 for the reserve of bad debt, $292,545 for the amortization of the discount on notes payable, $148,399 for the amortization of the discount on accrued interest,  $165,326 gain for the extinguishment of debt, $63,000 loss on the settlement of debt, $682,350 gain for the revaluation of the warrant liability, $595,967 gain for the revaluation of the conversion option liability, and a $174,835 gain for the revaluation of the option liability.  The Company’s results also reflect a decrease in working capital deficiency of $57,352.

The Company had cash used by investing activities of $7,067 in 2011, which consisted of payments received on a loan receivable of $1,500 offset by acquisitions of property and equipment of $8,468 and the repurchase of treasury stock in the amount of $99.

The Company had cash used by financing activities of $243,115, in 2011, which consisted of principal payments on debt of $243,115.

Historically, our primary cash requirements have been used to fund the cost of operations, with additional funds having been used in promotion and advertising and in connection with the exploration of new business lines.

The Company’s current liabilities exceeded its current assets by $3,390,013 as of December 31, 2011.  By adjusting its operation and development to the level of available resources, management believes it has sufficient capital resources to meet projected cash flow through the next twelve months. The Company also intends to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines. However, if thereafter, the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.  Currently, we do not have any material long-term obligations other than those described in Note 8 to the financial statements included in this report. As we seek to increase our sales of perishables, as well as identify new and other consumer oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

If the Company’s cash flow from operations is insufficient, the Company may require additional financing in order to execute its operating plan and continue as a going concern.  The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. The Company expects that any sale of additional equity securities or convertible debt will result in additional dilution to our stockholders.

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

The independent auditors’ reports on our December 31, 2011 and 2010 financial statements included in this Annual Report states that our working capital deficiency raises substantial doubts about our ability to continue as a going concern.

2012 Plans

During 2012, in addition to our efforts to increase sales in our existing foodservice operations we  plan to expand our business by expanding our focus to additional Foodservice markets, exploring potential acquisition opportunities and continuing to extend our focus from a mainly  wholesale foodservice business directed towards chefs to commencing retail sales by making sales direct to consumers through a variety of direct to consumer sales channel relationships which are currently being explored. In addition we are currently exploring the introduction of a variety of new product categories and new product lines, to leverage our existing foodservice customer base.

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

Transactions With Major Customers

The Company’s largest customer, USF and its affiliates, accounted for approximately 93% and 92% of total sales in the years ended December 31, 2011 and 2010, respectively.  A contract with USF expires December 31, 2012.  No other customer accounted for more than 1% of our net revenue.

We continue to conduct business with USF.

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

ITEM 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Innovative Food Holdings, Inc.

Naples, Florida

We have audited the accompanying consolidated balance sheet of Innovative Food Holdings, Inc., and subsidiaries (“the Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010  and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, NY

March 26, 2012

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2011	2010
ASSETS
Current assets

Cash and cash equivalents	$862,464	$518,082
Accounts receivable, net	493,700	427,559
Loan receivable	-	138,050
Inventory	42,312	52,657
Other current assets	5,420	5,420
Total current assets	1,403,896	1,141,768

Property and equipment, net	18,222	23,788
Total	$1,422,118	$1,165,556
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities

Accounts payable and accrued liabilities	$925,790	$815,161
Accrued liabilities- related parties	157,080	244,645
Accrued interest, net of discount	663,691	646,876
Accrued interest - related parties, net of discount	29,396	197,786
Notes payable, current portion, net of discount	978,982	1,022,061
Notes payable - related parties, current portion, net of discount	130,500	345,500
Warrant liability	500,825	1,183,175
Option liability	161,884	336,719
Conversion option liability	1,245,761	2,465,565
Total current liabilities	4,793,909	7,257,488

Stockholders' deficiency
Common stock, $0.0001 par value; 500,000,000 shares authorized; 293,692,189 and 216,385,103 shares issued, and 282,956,546 and 202,385,103 shares outstanding at December 31, 2011 and 2010, respectively	29,369	21,639
Additional paid-in capital	3,745,505	2,584,146
Common stock subscribed	61,034	-
Treasury stock, 15,200 and none shares, respectively	(99)	-
Accumulated deficit	(7,207,600)	(8,697,717)
Total stockholders' deficiency	(3,371,791)	(6,091,932)

Total	$1,422,118	$1,165,556

See notes to consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2011	2010

Revenue	$11,552,813	$9,862,726

Cost of goods sold	8,874,000	7,607,552
Gross margin	2,678,813	2,255,174

Selling, general and administrative expenses	2,007,367	2,090,564

Operating income	671,446	164,610

Other expense (income):
Interest expense	561,972	478,923
Gain on extinguishments of debt	(165,326)	-
Loss on settlement of debt	63,000	-
Fair value of warrants issued in excess of discount on notes	-	948,040
Gain from change in fair value of warrant liability	(682,350)	(396,718)
Loss(gain) from change in fair value of conversion option liability	(595,967)	1,244,239
	(818,671)	2,274,484
(Loss) income before income tax expense	1,490,117	(2,109,874)

Income tax expense	-	-

Net (loss) income	$1,490,117	$(2,109,874)

Net (loss) income per share - basic	$0.01	$(0.01)

Net (loss) income per share- diluted	$0.01	$(0.01)

Weighted average number of shares outstanding - basic	219,122,957	196,674,996

Weighted average number of shares outstanding- diluted	730,107,709	196,674,996

See notes to consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$1,490,117	$(2,109,874)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,034	24,616
Non-cash compensation	-	192,409
Reserve for bad debt	147,594	22,061
Fair value of warrants issued	-	948,040
Amortization of discount on notes payable	292,545	197,297
Amortization of discount on accrued interest	148,399	130,170
Gain on extinguishment of debt	(165,326)	-
Loss on settlement of debt	63,000	-
Change in fair value of warrant liability	(682,350)	(396,718)
Change in fair value of option liability	(174,835)	23,682
Change in fair value of conversion option liability	(595,967)	1,244,239
Changes in operating assets and liabilities:
Accounts receivable, net	(77,185)	(110,414)
Prepaid expenses and other current assets	10,345	(32,881)
Accounts payable and accrued expenses- related party	(6,769)	93,442
Accounts payable and accrued expenses	130,962	242,861
Net cash provided by operating activities	594,564	468,930

Cash flows from investing activities:
Principal payments received on loan	1,500	5,000
Purchase of treasury stock	(99)	-
Acquisition of property and equipment	(8,468)	(14,706)
Net cash used in by investing activities	(7,067)	(9,706)

Cash flows from financing activities:
Principal payments on debt	(243,115)	(85,907)
Net cash used in financing activities	(243,115)	(85,907)

Net increase in cash and cash equivalents	344,382	373,317

Cash and cash equivalents at beginning of year	518,082	144,765

Cash and cash equivalents at end of year	$862,464	$518,082

See notes to consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
	2011	2010
Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$31,304	$817

Taxes	$-	$-

Other items not affecting cash:
Common stock issued for conversion of notes payable and accrued interest	$318,634	$84,892

See notes to consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Deficiency
For the two years ended December 31, 2011

	Common Stock				Treasury Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Common Stock Subscribed	Number of Shares	Value	Accumulated Deficit	Total
Balance as of December 31, 2009	194,638,638	$19,464	$2,197,413	$-	-	$-	$(6,587,843)	$(4,370,966)

Common stock issued for the conversion of notes payable and accrued interest	16,996,465	1,700	83,282	-	-	-	-	84,982

Common stock issued pursuant to consulting agreements	750,000	75	5,925	-	-	-	-	6,000

Common stock issued in error	4,000,000	400	(400)	-	-	-	-	-

Discount due to beneficial conversion feature of interest accrued on convertible notes payable	-	-	134,260	-	-	-	-	134,260

Reclassification from conversion options liability to equity	-	-	163,666	-	-	-	-	163,666

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	(2,109,874)	(2,109,874)

Balance as of December 31, 2010	216,385,103	$21,639	$2,584,146	$-	-	$-	$(8,697,717)	$(6,091,932)

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Deficiency
For the two years ended December 31, 2011 (continued)

	Common Stock				Treasury Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Common Stock Subscribed	Number of Shares	Value	Accumulated Deficit	Total

Shares repurchased and held in treasury	-	-	-	-	15,200	(99)	-	(99)

Common stock issued to director for services	3,609,114	361	21,639	-	-	-	-	22,000

Common stock issued for settlement of debt	9,000,000	900	62,100	-	-	-	-	63,000

Common stock issued for the conversion of notes payable and accrued interest	67,977,529	6,797	343,133	61,034	-	-	-	410,964

Common stock issued in error	720,443	72	(72)	-	-	-	-	-

Cancellation of shares of common stock issued in error	(4,000,000)	(400)	400	-	-	-	-	-

Discount due to beneficial conversion feature of interest accrued on convertible notes payable	-	-	110,322	-	-	-	-	110,322

Reclassification from conversion options liability to equity	,	,	623,837	-	-	-	-	623,837

Income for the year ended December 31, 2011	-	-	-	-	-	-	1,490,117	1,490,117

Balance as of December 31, 2011	293,692,189	$29,369	$3,745,505	$61,034	15,200	$(99)	$(7,207,600)	$(3,371,791)

See notes to consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates.

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
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Selling, general, and administrative expenses

We have included in selling, general, and administrative expenses all other costs which support the Company’s operations but which are not includable as a cost of sales. These include primarily payroll, facility costs such as rent and utilities, selling expenses such as commissions and advertising, and other administrative costs including professional fees and costs associated with non-cash stock compensation.  Advertising costs are expensed as incurred.

Cash and Cash Equivalents

Cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  Accounts receivable are presented net of an allowance for doubtful accounts of $11,044 and $22,061 at December 31, 2011 and 2010, respectively.

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
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

As of December 31, 2011, the Company’s management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

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

Diluted earnings per share was computed as follows for the year ended December 31, 2011:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per share	$1,490,117	293,692,189	$0.01
Effect of Dilutive Securities
Conversion of notes and interest into common stock:
Additional shares		419,222,342
Decrease in interest expense due to conversion	693,087
Remove gain on revaluation of conversion option liability	(1,768,724)

Shares accrued, not yet issued		17,193,178

Diluted earnings per share	$414,480	730,107,709	$0.01

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Anti-dilutive shares at December 31, 2011:

For the year ended December 31, 2011, the Company excluded warrants to purchase 93,500,000 shares because the warrant exercise prices were greater than the average market price of the common shares.  In addition, the Company has excluded in the calculation of dilutive loss per share 48,500,000 shares issuable upon the exercise of options at $0.0076-$0.0096 per share.

Anti-dilutive shares at December 31, 2010:

For the year ended December 31, 2010, the Company excluded warrants to purchase 92,500,000 shares because the warrant exercise prices were greater than the average market price of the common shares.  In addition, the Company has excluded in the calculation of dilutive loss per share 7,467,720 shares issuable upon the conversion of debt and convertible interest; 48,500,000 shares issuable upon the exercise of options at $0.0076-$0.0096 per share and 3,000,000 shares of common stock the Company has committed to issue to its President.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At December 31, 2011 and 2010, trade receivables from the Company’s largest customer amount to 93% and 86%, respectively, of total trade receivables.

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

In August 2005, the Company’s commitments to issue shares of common stock first exceeded its common stock authorized. At this time, the Company began to value its stock options via the liability method of accounting. Pursuant to guidance in ASC 718-40 the cost of these options are valued via the Black-Scholes valuation method when issued, and re-valued at each reporting period.  The gain or loss from this revaluation is charged to compensation expense during the period.  Options expense and gain or loss on revaluation during the twelve months ended December 31, 2011 and 2010 are summarized in the table below:

	December 31,
	2011	2010

Option expense	$-	$168,409

(Gain) loss on revaluation of options	$(174,834)	$23,683

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company’s current liabilities exceeded its current assets by $3,390,013 as of December 31, 2011.   However, the Company has reported a net income  for the year ended December 31, 2011, due to both cash earnings and  to non-cash items related to the revaluation of warrant liability and conversion option liability.

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Significant Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

2. ACCOUNTS RECEIVABLE

At December 31, 2011 and 2010, accounts receivable consists of:

	2011	2010
Accounts receivable from customers	$504,744	$449,620
Allowance for doubtful accounts	(11,044)	(22,061)
Accounts receivable, net	$493,700	$427,559

3. LOAN RECEIVABLE AND INTEREST RECEIVABLE

The balance of loan receivable consisted of a loan to Pasta Italiana, Inc. (“Pasta”) in the net carrying amount of $0 and $138,050 at December 30, 2011 and 2010, respectively.  This note bears interest at the rate of 8% per annum, payable in shares of Pasta stock.  The company has not received a payment on this loan since March, 2011; the entire amount of this loan is currently past due. During the year ended December 31, 2011, the Company reserved the remaining amount of the loan receivable to Pasta Italiana, Inc. in the amount of $136,550. The Company increased its reserve for this loan in order to maintain a conservative financial statement presentation.   We intend to vigorously pursue collection activities and we will re-evaluate our reserve in future periods; any receipt of funds from Pasta will result in a credit to operations in the period received.

	2011	2010
Loan receivable	$136,550	$138,050
Reserve	(136,550)	-
Net carrying amount of loan receivable	$-	$138,050

4.   INVENTORY

Inventory consists of specialty products which are warehoused in Naples, Florida; and prepaid meat products held by our meat vendors. At December 31, 2011 and 2010, finished goods inventory is as follows:

	2011	2010
Finished goods inventory	$42,312	$52,657

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

5. PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, 2011 and 2010 is as follows:

	2011	2010
Computer hardware and software	$321,716	$320,800
Furniture and fixtures	74,850	67,298
	396,566	388,098
Less accumulated depreciation and amortization	(378,344)	(364,310)
Total	$18,222	$23,788

Depreciation and amortization expense for property and equipment amounted to $14,034 and $24,616 for the year ended December 31, 2011 and 2010, respectively.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2011 and 2010 are as follows:

	2011	2010
Trade payables	$891,785	$788,137
Accrued payroll and commissions	34,005	27,024
Total	$925,790	$815,161

At December 31, 2011 and 2010, accrued liabilities to related parties consisted of accrued payroll and payroll related benefits.

7.  ACCRUED INTEREST

Accrued interest on the Company’s convertible notes payable is convertible at the option of the note holders into the Company’s common stock at $0.005.  There is a beneficial conversion feature embedded in the convertible accrued interest, which can be exercised at any time by the note holders. The Company is amortizing this beneficial conversion feature over the life of the related notes payable.  Certain of the notes payable have exceeded their stated terms, and are still outstanding; in those instances, the Company expenses the value of the beneficial conversion feature on the accrued interest immediately.

During the twelve months ended December 31, 2011 and 2010, the amounts of $110,322, and $134,260, respectively, were credited to additional paid-in capital as a discount on convertible interest.  The aggregate amount of discounts on convertible interest charged to operations during the twelve months ended December 31, 2011 and 2010 was $148,399 and $130,170, respectively.

At December 31, 2011, the Company has the following accrued interest on its balance sheet:

	Gross	Discount	Net
Non-related parties	$663,691	$-	$663,691
Related parties	29,396	-	29,396
Total	$693,887	$-	$693,887

At December 31, 2010, the Company has the following accrued interest on its balance sheet:

	Gross	Discount	Net
Non-related parties	$685,448	$38,572	$646,876
Related parties	197,786	-	197,786
Total	$883,234	$38,572	$844,662

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Certain of the accrued interest is convertible in to shares of the Company’s common stock at $0.005 per share. At December 31, 2011, convertible accrued interest was $693,085 which is convertible into 32,355,571 shares of common stock; at December 31, 2010, convertible accrued interest was $844,662 which was convertible into 165,053,920 shares of common stock.

8. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

December 31, 2011	December 31, 2010
Convertible secured note payable in the original amount of $350,000 originally payable to Alpha Capital Aktiengesselschaft (“Alpha Capital”), dated February 25, 2005. This note consists of $100,000 outstanding under a previous note payable which was cancelled on February 25, 2005, and $250,000 of new borrowings. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note entered technical default status on May 16, 2005.  The note originally carried interest at the rate of 8% per annum, and was due in full on February 24, 2007.  Upon default, the note’s interest rate increased to 15% per annum, and the note became immediately due. This note contains a cross default provision. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $250,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a conversion price of $0.005 per share. Interest in the amount of $26,128 and $27,597 was accrued on this note during the twelve months ended December 31, 2011 and 2010, respectively. During the twelve months ended December 31, 2006 the note holder converted $5,000 into shares of common stock. During the twelve months ended December 31, 2006 the holder of the note converted $27,865 of accrued interest into common stock. In April 2009, the noteholder agreed to waive the default interest rate of 15%, and the note resumed accruing interest at the rate of 8% per annum. During the year ended December 31, 2011, the note holder converted $81,500 of principal and $46,793 of accrued interest into 25,658,616 shares of common stock. This note was initially past due at December 31, 2008. This note was previously extended until January 1, 2010. During the three months ended June 30, 2010, the noteholder agreed to further extend the maturity date of this note until April 15, 2011. This note is past due as of December 31, 2011.
$263,500	$345,000

Convertible note payable in the original amount of $100,000 originally payable to Joel Gold, a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible by the holder into common stock of the Company at a conversion price of $0.005 per share.  A beneficial conversion feature in the amount of $100,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004 and 2005. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share. Interest in the amount of $810 and $1,999 was accrued on this note during the twelve months ended December 31, 2011 and 2010, respectively. During the twelve months ended December 31, 2006, $75,000 of the principal amount was converted into common stock. During the year ended December 31, 2011, the Company entered into an agreement with the noteholder whereby the Company, committed to issue 4,635,682 shares of common stock for the conversion of $23,298 of convertible accrued interest, and the noteholder forgave the principal of the note in the amount of $25,000.  This resulted in a gain on the extinguishment of debt in the amount of $25,120.
-	25,000

Convertible note in the amount of $85,000 originally payable to Briolette Investments, Ltd, dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on March 11, 2006. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature  in the amount of $85,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. During the twelve months ended December 31, 2005, the note holder converted $44,000 of the note payable into common stock.   During the twelve months ended December 31, 2006, the Company made a $3,000 cash payment on the principal amount of the note.  On December 21, 2006, this note was transferred to Whalehaven Capital Fund, Ltd. (“Whalehaven”). Accrued interest is convertible by the holder into common stock of the Company at a price of $0.005 per share.  Interest in the amount of $2,198 and $3,039  was accrued on this note during the twelve months ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2009, the noteholder agreed to extend the maturity date until February 15, 2010. During the year ended December 31, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011. On September 21, 2011, this note was sold to Alpha Capital Anstalt in the amount of $21,478 of principal and accrued interest in the amount of $13,938 to Osher Capital Patners LLC  in the amount of $9,638 in principal and $6,254 of accrued interest, and to Assameka Capital, Inc.  in the amount of $6,884 in principal and $4,467 of accrued interest.
-	38,000

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	December 31, 2011	December 31, 2010

Reference is made to the convertible note in the amount of $38,000 originally payable to Whalehaven, dated December 21, 2006. On September 21, 2011, a portion of that note was sold to Alpha in the amount of $21,478 of principal and accrued interest in the amount of $13,938. Interest in the amount of $235 and $0 was accrued on this note during the twelve months ended December 31, 2011 and 2010, respectively. This note is past due at December 31, 2011.	21,478	-

Reference is made to the convertible note in the amount of $38,000 originally payable to Whalehaven, dated December 21, 2006. On September 21, 2011, a portion of that note was sold to Osher Capital Partners LLC in the amount of $9,638 of principal and accrued interest in the amount of $6,254. Interest in the amount of $158 and $0 was accrued on this note during the twelve months ended December 31, 2011 and 2010, respectively. This note is past due at December 31, 2011.	9,638	-

Reference is made to the convertible note in the amount of $38,000 originally payable to Whalehaven, dated December 21, 2006. On September 21, 2011, a portion of that note was sold to Assameka Capital Inc. in the amount of $6,884 of principal and accrued interest in the amount of $4,467. Interest in the amount of $14 and $0 was accrued on this note during the twelve months ended December 31, 2011 and 2010, respectively. This note is past due at December 31, 2011.	6,884	-

Convertible note payable in the amount of $80,000 originally payable to Brown Door, Inc., dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on March 11, 2006. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $80,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible by the holder into common stock of the Company at maturity of the note at a price of $0.005 per share. Interest in the amount of $2,263 and $6,403 was accrued on this note during the twelve months ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, the Company entered into an agreement with the note holder for the extinguishment of the debt, whereby the Company made a cash payment of $90,875, which represented a payment of $68,000 of principal and $22,875 of accrued interest.  This transaction resulted in a gain on the extinguishment of debt in the amount of $34,998.
	-	80,000

Convertible note payable in the amount of $50,000 to Whalehaven dated February 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisite numbers of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities. This note was in technical default as of May 16, 2005. The note originally carried interest at the rate of 8% per annum, and was due in full on February 24, 2007. Upon default, the note’s interest rate increased to 15% per annum, and the note became due immediately. This note contains a cross default provision. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in May, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $2,315 and $3,201 was accrued on this note during the twelve months ended December 31, 2011 and 2010, respectively. During the twelve months ended December 31, 2006, $10,000 of principal and $589 of accrued interest was converted into common stock. During the year ended December 31, 2009, the noteholder agreed to waive the default interest rate of 15%, and the note resumed accruing interest at the rate of 8% per annum. During the year ended December 31, 2009, the noteholder agreed to extend the maturity date until February 15, 2010. During the year ended December 31, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011. On September 21, 2011, this note was sold to Alpha Capital Anstalt in the amount of $22,609 of principal and accrued interest in the amount of $7,778, to Osher Capital Patners LLC in the amount of $10,145 in principal and $3,490 of accrued interest, and to Assameka Capital, Inc. in the amount of $7,246 in principal and $2,493 of accrued interest.	-	40,000

Reference is made to the convertible note payable in the amount of $50,000 to Whalehaven dated February 25, 2005. On September 21, 2011, a portion of that note was sold to Alpha in the amount of $22,609 of principal and accrued interest in that amount of $7,778. Interest in the amount of $502 and $0 was accrued on this note during the twelve months ended December 31, 2011 and 2010, respectively. This note is past due at December 31, 2011.	22,609	-

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	December 31, 2011	December 31, 2010

Reference is made to the convertible note payable in the amount of $50,000 to Whalehaven dated February 25, 2005. On September 21, 2011, a portion of that note was sold to Osher Capital Partners LLC in the amount of $10,145 of principal and accrued interest in that amount of $3,490. Interest in the amount of $225 and $0 was accrued on this note during the twelve months ended December 31, 2011 and 2010, respectively. This note is past due at December 31, 2011.	10,145	-

Reference is made to the convertible note payable in the amount of $50,000 to Whalehaven dated February 25, 2005. On September 21, 2011, a portion of that note was sold to Assameka Capital, Inc. in the amount of $7,246 of principal and accrued interest in that amount of $2,493. Interest in the amount of $160 and $0 was accrued on this note during the twelve months ended December 31, 2011 and 2010, respectively. This note is past due at December 31, 2011.	7,246	-

Convertible note payable in the amount of $50,000 originally payable to Oppenheimer & Co., / Custodian for Joel Gold IRA, a related party, dated March 14, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $50,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006.  Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $1,353 and $4,003 was accrued on this note during the twelve months ended December 31 2011 and 2010, respectively.   During the year ended December 31, 2011, the Company committed to issue 15,728,964 shares of common stock for the conversion of $50,000 of principal and $28,645 of accrued interest. There was no gain on loss on the settlement of this note.
	-	50,000

Convertible note payable in the original amount of $30,000 to Huo Hua dated May 9, 2005. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006.  The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005 and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share.  Interest in the amount of $1,593 and $1,603 was accrued on this note during the twelve months ended December 31, 2011 and 2010, respectively. During the twelve months ended December 31, 2006, the note holder converted $10,000 of principal into common stock.  This note is past due at December 31, 2011 and 2010.
	20,000	20,000

Convertible note payable in the amount of $25,000 originally payable to Joel Gold, a board member and related party, dated January 25, 2005. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on January 25, 2007.  The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005, 2006, and 2007. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $810 and $1,999 was accrued on this note during the twelve months ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, the Company committed to issue 502,136 shares of common stock for the conversion of $25,000 of principal and $12,673 of accrued interest. This resulted in a gain of $120 on the conversion.
	-	25,000

Convertible note payable in the amount of $25,000 originally payable to The Jay & Kathleen Morren Trust dated January 25, 2005. The note bears interest at the rate of 6% per annum, has no provisions for a default or past due rate and was due in full on January 25, 2007.  The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005, 2006, and 2007. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $529 and $1,496 was accrued on this note during the twelve months ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, the Company entered into an agreement with the note holder for the extinguishment of the debt. The Company made a cash payment of $25,938, which represented a payment of $21,250 of principal and $4,716 of accrued interest.  This transaction resulted in a gain on the extinguishment of debt in the amount of $8,466.
	-	25,000

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	December 31, 2011	December 31, 2010
Convertible note payable in the amount of $10,000 originally payable to Lauren M. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible note was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $366 and $799 was accrued on this note during the twelve months December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, the Company committed to issue 1,525,916 shares of common stock for the conversion of $10,000 of principal and $5,349 of accrued interest. This resulted in a gain of $90 on the conversion.	-	10,000

Convertible note payable in the amount of $10,000 originally payable to Richard D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible note was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $366 and $799 was accrued on this note during the twelve months ended December 31, 2011 and 2010, respectively.  During the year ended December 31, 2011, the Company committed to issue 1,525,916 shares of common stock for the conversion of $10,000 of principal and $5,349 of accrued interest. This resulted in a gain of $90 on the conversion.
	-	10,000

Convertible note payable in the amount of $10,000 originally payable to Christian D. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible note was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $366 and 799 was accrued on this note during the twelve months ended December 31, 2011 and 2010, respectively.  During the year ended December 31, 2011, the Company committed to issue 1,525,916 shares of common stock for the conversion of $10,000 of principal and $5,349 of accrued interest. This resulted in a gain of $90 on the conversion.
	-	10,000

Convertible note payable in the amount of $10,000 originally payable to Andrew I. Ferrone, a relative of a board member and related party, dated October 12, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was originally due in full on October 12, 2005. On February 25, 2005, an amendment to the convertible note was signed which extended the term, which resulted in a new maturity date of October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.01 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.01 per share. Interest in the amount of $366 and $799 was accrued on this note during the twelve months ended December 31, 2011 and 2010, respectively.  During the year ended December 31, 2011, the Company committed to issue 1,525,916 shares of common stock for the conversion of $10,000 of principal and $5,349 of accrued interest. This resulted in a gain of $90 on the conversion.
	-	10,000

Convertible note payable in the amount of $8,000 originally payable to Adrian Neilan dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and is due in full on October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $8,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $257 and $639 was accrued on this note during the twelve months ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, the Company entered into an agreement with the note holder for the extinguishment of the debt. The Company made a cash payment of $9,099, which represented a payment of $6,800 of principal and $2,311 of accrued interest.  This transaction resulted in a gain on the extinguishment of debt in the amount of $3,511.
	-	8,000

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	December 31, 2011	December 31, 2010
Convertible note payable in the amount of $5,000 originally payable to Matthias Mueller dated March 11, 2004. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006. The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $5,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2004, 2005, and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $174 and $401 was accrued on this note during twelve months ended December 31, 2011 and 2010, respectively.  During the year ended December 31, 2011, the Company entered into an agreement with the note holder for the extinguishment of the debt. The Company made a cash payment of $5,692, which represented a payment of $4,250 of principal and $1,463 of accrued interest.  This transaction resulted in a gain on the extinguishment of debt in the amount of $2,213.
	-	5,000

Convertible secured note payable in the amount of $120,000 to Alpha Capital dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was technical default as of November 13, 2005.  The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. This note contains a cross default provision. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $120,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $7,999 and $8,336 was accrued on this note during the twelve months ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2010, the noteholder converted principal in the amount of $20,000 into common stock. During the year ended December 31, 2009, the noteholder agreed to waive the default interest rate of 15%, and the note resumed accruing interest at the rate of 8% per annum.  Also during the year ended December 31, 2009, the noteholder agreed to extend the maturity date of this note until January 1, 2010. During the year ended December 31, 2010, the noteholder agreed to extend the maturity date of this note until June 15, 2010.  This note is past due at December 31, 2011 and 2010.
	100,000	100,000

Convertible secured note payable in the amount of $30,000 to Whalehaven Capital dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance. These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities. This note was in technical default as of November 13, 2005. The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. This note contains a cross default provision. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $1,566 and $2,312 was accrued on this note during the twelve months ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2009, the noteholder agreed to waive the default interest rate of 15%, and the note resumed accruing interest at the rate of 8% per annum. During the year ended December 31, 2010, the note holder converted principal in the amount of $2,953 into common stock. During the year ended December 31, 2009, the noteholder agreed to extend the maturity date until February 15, 2010. During the year ended December 31, 2010, the noteholder agreed to extend the maturity date of this note until June 15, 2010. On September 21, 2011, this note was sold to Alpha Capital Anstalt in the amount of $15,287 of principal and accrued interest in the amount of $1,342, to Osher Capital Patners LLC in the amount of $6,860 in principal and $602 of accrued interest, and to Assameka Capital, Inc. in the amount of $4,900 in principal and $430 of accrued interest.	-	27,047

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	December 31, 2011	December 31, 2010
Reference is made to the convertible secured note payable in the amount of $30,000 to Whalehaven Capital dated August 25, 2005. On September 21, 2011, a portion of this note was sold to Alpha in the amount of $15,287 of principal and accrued interest in the amount of $1,342. Interest in the amount of $339 and $0 was accrued on this note during the twelve months ended December 31, 2011 and 2010, respectively. This note is past due at December 31, 2011.	15,287	-

Reference is made to the convertible secured note payable in the amount of $30,000 to Whalehaven Capital dated August 25, 2005. On September 21, 2011, a portion of this note was sold to Osher Capital Partners LLC in the amount of $6,860 of principal and accrued interest in the amount of $602. Interest in the amount of $153 and $0 was accrued on this note during the twelve months ended December 31, 2011 and 2010, respectively. This note is past due at December 31, 2011.	6,860	-

Reference is made to the convertible secured note payable in the amount of $30,000 to Whalehaven Capital dated August 25, 2005. On September 21, 2011, a portion of this note was sold to Assameka Capital, Inc. in the amount of $4,900 of principal and accrued interest in the amount of $430. Interest in the amount of $108 and $0 was accrued on this note during the twelve months ended December 31, 2011 and 2010, respectively. This note is past due at December 31, 2011.	4,900	-

Convertible secured note payable in the original amount of $25,000 to Asher Brand, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default as of November 13, 2005.  The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. This note contains a cross default provision.  The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share.  Interest in the amount of $1,139 and $1,249 was accrued on this note during the twelve months ended December 31, 2011 and 2010, respectively. During the twelve months ended December 31, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock, and during the twelve months ended December 31, 2008, the holder of the note converted an additional $3,000 of principal into common stock. During the year ended December 31, 2009, the noteholder converted $2,000 of principal and $1,058 of accrued interest into common stock. During the year ended December 31, 2009, the noteholder agreed to waive the default interest rate of 15%, and the note resumed accruing interest at the rate of 8% per annum.  Also, during the year ended December 31, 2009, the noteholder agreed to extend the maturity date of this note until January 1, 2010. During the year ended December 31, 2010 the noteholder converted $3,000 of principal and $1,043 of accrued interest into common stock. During the year ended December 31, 2011, the noteholder converted  $10,000 of principal and $5,858 of accrued interest into common stock. Also, during the year ended December 31, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011. This note is past due at December 31, 2011.
	5,000	15,000

Convertible secured note payable in the original amount of $25,000 to Momona Capital, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default at November 13, 2005.  The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. This note contains a cross default provision.  The note is convertible into common stock of the Company at a conversion of $0.005 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $594 and $971 was accrued on this note during the twelve months ended December 31, 2011 and 2010, respectively. During the twelve months ended December 31, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock, and during the twelve months need December 31, 2008, the holder of the note converted an additional $5,000 principal into common stock. During the year ended December 31, 2009, the noteholder agreed to waive the default interest rate of 15%, and the note resumed accruing interest at the rate of 8% per annum.  Also, during the year ended December 31, 2009, the noteholder agreed to extend the maturity date of this note until January 1, 2010.  During the year ended December 31, 2010, the noteholder converted $10,000 of principal into common stock. During the year ended December 31, 2011, the noteholder converted $8,000 of principal and $4,692 of accrued interest into 2,538,400 shares of common stock.
	-	8,000

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
December 31, 2011	December 31, 2010

Convertible secured note payable in the amount of $10,000 to Lane Ventures dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default at November 13, 2005.  The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. This note contains a cross default provision. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November, 2005.  Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $480 was accrued on this note during the twelve months ended December 31, 2011 and 2010.   During the twelve months ended December 31, 2006, the holder of the note converted $4,000 of principal and $1,467 of accrued interest into common stock.  In April 2009, the noteholder agreed to waive the default interest rate of 15%, and the note resumed accruing interest at the rate of 8% per annum.  Also in April 2009, the noteholder agreed to extend the maturity date of this note until January 1, 2010. During the year ended December 31, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011. This note is past due at December 31, 2011.
6,000	6,000

Secured note payable in the amount of $120,000 to Alpha Capital, dated February 7, 2006. The note originally carried interest at the rate of 15% per annum, and was originally due in full on February 7, 2007. The Company was not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable. During the three months ended September 30, 2007, the Company extended the due date of the note one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholder to convert the notes and accrued interest into common stock of the Company at a rate of $0.005 per share. This note entered technical default on October 31, 2007.  The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $95,588 and amortized this discount to interest expense when the note entered default status in October 2007. On March 12, 2008, the Company extended this note to March 4, 2009.  As consideration for the extension of this notes, the Company issued five-year warrants as follows: warrants to purchase 24,000,000 shares of common stock at $0.0115 per share; 6,000,000 shares of common stock at $0.011 per share; and 2,400,000 shares of common stock at $0.005 per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $126,465. This transaction was accounted for as an extinguishment of debt, and a loss of $126,465 was charged to operations during the twelve months ended December 31, 2008.  Interest in the amount of $18,000 was accrued on this note during each of the twelve months ended December 31, 2011 and 2010. In January 2009, the noteholder agreed to extend the maturity date of this note to April 16, 2009.   In April 2009, the noteholder agreed to waive the default interest rate of 20%, and the note resumed accruing interest at the rate of 8% per annum.  Also in April 2009, the noteholder agreed to extend the maturity date of this note until April 16, 2009.  This note is past due at December 31, 2009. This note contains a cross default provision. During the year ended December 31, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011. This note is past due as of December 31, 2011.
120,000	120,000

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

December 31, 2011	December 31, 2010
Secured note payable in the amount of $30,000 to Whalehaven dated February 7, 2006. The note originally carried interest at the rate of 15% per annum, and was due in full on February 7, 2007. The Company was not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable.   During the three months ended September 30, 2007, the Company extended the due date of the note one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholder to convert the note and accrued interest into common stock of the Company at a rate of $0.005 per share. This note entered technical default on October 31, 2007.  The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $23,897 and amortized this discount to interest expense when the note entered default status in October 2007.    On March 12, 2008, the Company extended this note to March 4, 2009.  As consideration for the extension of this note, the Company issued five-year warrants as follows: warrants to purchase 6,000,000 shares of common stock at $0.0115 per share; 1,500,000 shares of common stock at $0.011 per share; and 600,000 shares of common stock at $0.005 per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $31,616. This transaction was accounted for as an extinguishment of debt, and a loss of $31,616 was charged to operations during the twelve months ended December 31, 2008.  Interest in the amount of $3,254 and $4,524 was accrued on this note during the twelve months ended December 31, 2011 and 2010, respectively.   During the year ended December 31, 2009, the noteholder agreed to waive the default interest rate of 20%, and the note resumed accruing interest at the rate of 15% per annum.  Also, during the year ended December 31, 2009 the noteholder agreed to extend the maturity date until February 15, 2010. During the year ended December 31, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011. This note contains a cross default provision. On September 21, 2011, this note was sold to Alpha Capital Anstalt  in the amount of $16,957 of principal and accrued interest in the amount of $15,070, to Osher Capital Patners LLC  in the amount of $7,609 in principal and $6,762 of accrued interest, and to Assameka Capital, Inc. in the amount of $5,435 in principal and $4,830 of accrued interest. The warrants issued as consideration for the note extension have been sold to the Alpha Capital Anstalt, Osher Capital Partners LLC and Assameka Capital, Inc. as follows: warrants to purchase 3,391,304 shares of common stock at $0.0115 per share; 847,826 shares of common stock at $0.011 per share; and 339,130 shares of common stock at $0.005 per share to Alpha; warrants to purchase 1,521,739 shares of common stock at $0.0115 per share; 380,435 shares of common stock at $0.011 per share; and 152,174 shares of common stock at $0.005 per share to Osher Capital Partners LLC; and warrants to purchase 1,086,957 shares of common stock at $0.0115 per share; 271,739 shares of common stock at $0.011 per share; and 108,696 shares of common stock at $0.005 per share to Assameka Capital, Inc.
-	30,000

Reference is made to the secured note payable in the amount of $30,000 to Whalehaven dated February 7, 2006. On September 21, 2011, a portion of that note was sold to Alpha in the amount of $16,957 of principal and accrued interest in that amount of $15,070. Interest in the amount of $704 and $0 was accrued on this note during the twelve months ended December 31, 2011 and 2010, respectively.  The portion sold to Alpha Capital Anstalt of the note included warrants to purchase 3,391,304 shares of common stock at $0.0115 per share; 847,826 shares of common stock at $0.011 per share; and 339,130 shares of common stock at $0.005 per share. This note is past due at December 31, 2011.
16,957	-

Reference is made the secured note payable in the amount of $30,000 to Whalehaven dated February 7, 2006. On September 21, 2011, a portion of that note was sold to Osher Capital Partners LLC in the amount of $7,609 of principal and accrued interest in that amount of $6,762. Interest in the amount of $316 and $0 was accrued on this note during the twelve months ended December 31, 2011 and 2010, respectively. The portion sold to Osher Capital Partners LLC of the note included  warrants to purchase 1,521,739 shares of common stock at $0.0115 per share; 380,435 shares of common stock at $0.011 per share. This note is past due at December 31, 2011.
7,609	-

Reference is made to the secured note payable in the amount of $30,000 to Whalehaven dated February 7, 2006. On September 21, 2011, a portion of that note was sold to Assameka Capital, Inc. in the amount of $5,435 of principal and accrued interest in that amount of $4,830. Interest in the amount of $225 and $0 was accrued on this note during the twelve months ended December 31, 2011 and 2010, respectively. The portion sold to Assameka Capital, Inc. of the note included 152,174 shares of common stock at $0.005 per share, and warrants to purchase 1,086,957 shares of common stock at $0.0115 per share; 271,739 shares of common stock at $0.011 per share; and 108,696 shares of common stock at $0.005 per share. This note is past due at December 31, 2011.
5,435	-

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	December 31, 2011	December 31, 2010
Note payable in the amount of $75,000 originally payable to Michael Ferrone, dated August 2, 2004. The note bears interest at the rate of 8% per annum, and was due in full on February 2, 2005.  On September 30, 2008, this note was extended to December 31, 2009 in exchange for adding a convertibility feature to the note. This feature allows for conversion to common stock at a price of $0.005 per share. The Company valued this beneficial conversion feature at the amount of $89,945 using the Black-Scholes valuation model.  $75,000 of this amount was charged to discount on the note. Interest in the amount of $2,865 and $6,001 was accrued on this note during the year ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, the Company entered into an agreement with the note holder for the extinguishment of the debt. The Company made a cash payment of $25,000, which represented a payment of principal, the Company also agreed to make a cash payment in the amount of $12,500 in February 2012, which has been classified as a liability on the Company’s balance sheet.  The noteholder forgave the accrued interest on this note in the amount of $41,371. This transaction resulted in a gain on the extinguishment of debt in the amount of $78,871.
	-	75,000

Twenty-nine convertible notes payable in the amount of $4,500 each to Sam Klepfish, the Company’s CEO and a related party, dated the first of the month beginning on November 1, 2006, issued pursuant to the Company’s then employment agreement with Mr. Klepfish, which provided that the amount of $4,500 in salary is accrued each month to a note payable. These notes bear interest at the rate of 8% per annum and have no due date. These notes and accrued interest are convertible into common stock of the Company at a rate of $0.005 per share.  Beneficial conversion features in the aggregate amount of $9,000 for the year ended December 31, 2006, $39,190 for the year ended December 31, 2007, and $58,464 for the year ended December 31, 2008 was calculated using the Black-Scholes valuation model.  Since these notes are payable on demand, the value of these discounts were charged immediately to interest expense. During the year ended December 31, 2011, the noteholder converted $12,000 of accrued interest into 2,400,000 shares of common stock.  Interest in the aggregate amount of $10,442 was accrued on these notes during the twelve months ended December 31, 2011 and 2010, respectively.
	130,500	130,500

Secured note payable in the amount of $10,000 to Alpha Capital, dated May 19, 2006. The note originally carried interest at the rate of 15% per annum, and was originally due in full on November 19, 2006. The Company is not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at February 20, 2006. At that time, the interest rate increased to 20% and the note became immediately due and payable. During the three months ended September 30, 2007, the Company extended the due date of the note one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholder to convert the notes and accrued interest into common stock of the Company at a rate of $0.005 per share. This note entered technical default on October 31, 2007. The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $7,966 and amortized this discount to interest expense when the note entered default status in October 2007.  On March 12, 2008, the Company extended this note to March 4, 2009.  As consideration for the extension of this notes, the Company issued five-year warrants as follows: warrants to purchase 2,000,000 shares of common stock at $0.0115 per share; 500,000 shares of common stock at $0.011 per share; and 200,000 shares of common stock at $0.005 per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $10,539. This transaction was accounted for as an extinguishment of debt, and a loss of $10,539 was charged to operations during the twelve months ended December 31, 2008.  Interest in the amount of $1,496 was accrued on this note during the twelve months ended December 31, 2011 and 2010.  During the year ended December 31, 2009, the noteholder agreed to waive the default interest rate of 20%, and the note resumed accruing interest at the rate of 15% per annum.  Also, during the year ended December 31, 2009, the noteholder agreed to extend the maturity date until January 1, 2010. During the year ended December 31, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011.  This note contains a cross default provision. This note is past due at December 31, 2011.
	10,000	10,000

Note payable in the original amount of $25,787 to Microsoft Corporation dated May 3, 2006. The note bears interest at the rate of 9.7% per annum, and is payable in 60 monthly payments of $557 beginning October 1, 2006. Interest in the amount of $197 and $782 was capitalized to this note during the twelve months ended December 31, 2011 and 2010, respectively. Principal and interest in the amounts of $5,013 and $6,690 were paid on this note during the twelve months ended December 31, 2011 and 2010, respectively.	-	4,815

Convertible secured note payable in the amount of $200,000 to Alpha Capital, dated December 31, 2008.  This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011.  Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share.  Also issued with this note are warrants to purchase 40,000,000 shares of the Company’s common stock at a price of $0.005 per share.  The Company calculated a discount to the note in the amount of $200,000, and recorded $77,623 and $101,591 amortization for the year ended December 31, 2011 and 2010, respectively.   Interest in the aggregate amount of $4,889 and $12,357 was accrued on this note during the years ended December 31, 2011 and 2010, respectively.  During the years ended December 31, 2011, 2010, and 2009, the Company made principal payments on this note in the amount of $88,000,  $80,000 and $16,000, respectively.  This note contains a cross default provision. This note is past due at December 31, 2011.
	16,000	104,000

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	December 31, 2011	December 31, 2010
Convertible secured note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $230,000 to Alpha Capital, dated January 1, 2009.  This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011.  Principal and accrued interest are convertible into shares of common stock of the Company at a rate of $0.005 per share.  The Company calculated a discount to the note in the amount of $230,000, and recorded $150,367 and $68,206 amortization for this discount during the years ended December 31, 2011 and 2010, respectively.  Interest in the aggregate amount of $18,401 was accrued on this note during the years ended December 31, 2011 and 2010.  This note contains a cross default provision.  This note is past due as of December 31, 2011. This note is past due at December 31, 2011.
	230,000	230,000

Convertible secured note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $38,000 to Whalehaven Capital, dated January 1, 2009.  This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011.  Principal and accrued interest is convertible into shares of common stock of the Company at a rate of $0.005 per share.  The Company calculated a discount to the note in the amount of $38,000, and recorded $24,843 and $11,269 amortization for this discount during the years ended December 31, 2011 and 2010, respectively.  Interest in the aggregate amount of $2,198 and $5,697 was accrued on this note during the years ended December 31, 2011 and 2010, respectively.  This note contains a cross default provision. On September 21, 2011, this note was sold to Alpha Capital Anstalt in the amount of $21,478 of principal and accrued interest in the amount of $7,674, to Osher Capital Patners LLC in the amount of $9,638 in principal and $3,443 of accrued interest, and to Assameka Capital, Inc. in the amount of $6,884 in principal and $2,460 of accrued interest.
	-	38,000

Reference is made to the convertible secured note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $38,000 to Whalehaven Capital, dated January 1, 2009. On September 21, 2011, a portion of that note was sold to Alpha in the amount of $21,478 of principal and accrued interest in the amount of $7,674. Interest in the aggregate amount of $475 and $0 was accrued on this note during the years ended December 31, 2011 and 2010, respectively. This note is past due at December 31, 2011.	21,478	-

Reference is made to the convertible secured note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $38,000 to Whalehaven Capital, dated January 1, 2009. On September 21, 2011, a portion of that note was sold to Osher Capital Partners LLC in the amount of $9,638 of principal and accrued interest in the amount of $3,443. Interest in the aggregate amount of $212 and $0 was accrued on this note during the years ended December 31, 2011 and 2010, respectively. This note is past due at December 31, 2011.	9,638	-

Reference is made to the convertible secured note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $38,000 to Whalehaven Capital, dated January 1, 2009. On September 21, 2011, a portion of that note was sold to Assameka Capital, Inc. in the amount of $6,884 of principal and accrued interest in the amount of $2,460. Interest in the aggregate amount of $153 and $0 was accrued on this note during the years ended December 31, 2011 and 2010, respectively. This note is past due at December 31, 2011.	6,884	-

Convertible secured note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $25,310 to Asher Brand, dated January 1, 2009.  This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011.  This note contains a cross default provision. Principal and accrued interest is convertible into shares of common stock of the Company at a rate of $0.005 per share.  The Company calculated a discount to the note in the amount of $25,310, and recorded $16,547 and $7,506 amortization for this discount during the years ended December 31, 2011 and 2010, respectively.  Interest in the aggregate amount of $1,851 and $2,023 was accrued on this note during the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, the note holder converted $25,310 of principal and $5,984 of accrued interest into 6,258,882 shares of common stock.
	-	25,310

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

December 31, 2011	December 31, 2010
Convertible secured note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $25,310 to Momona Capital, dated January 1, 2009.  This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011.  Principal and accrued interest is convertible into shares of common stock of the Company at a rate of $0.005 per share.  The Company calculated a discount to the note in the amount of $25,310, and $16,547 and $7,506 amortization for this discount during the years ended December 31, 2011 and 2010, respectively.  Interest in the aggregate amount of $2,023 was accrued on this note during the years ended December 31, 2011 and 2010.  This note contains a cross default provision. This note is past due as of December 31, 2011.
25,310	25,310

Convertible secured note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $10,124 to Lane Ventures, dated January 1, 2009.  This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011.  Principal and accrued interest is convertible into shares of common stock of the Company at a rate of $0.005 per share.  The Company calculated a discount to the note in the amount of $10,124, and recorded $6,619 and $3,003 amortization for this discount during the years ended December 31, 2011 and 2010, respectively.  Interest in the aggregate amount of $813 was accrued on this note during the years ended December 31, 2011 and 2010. This note contains a cross default provision. This note is past due as of December 31, 2011.
10,124	10,124

$1,109,482	$1,660,106

	Note	Unamortized	Net of
December 31, 2011:	Amount	Discounts	Discount
Notes payable - current portion	$978,982	$-	$978,982
Notes payable - related parties, current portion	130,500	-	130,500
Notes payable	-	-	-
Total	$1,109,482	$-	$1,109,482

	Note	Unamortized	Net of
December 31, 2010:	Amount	Discounts	Discount
Notes payable - current portion	$1,314,606	$(292,545)	$1,022,061
Notes payable - related parties, current portion	345,500	-	345,500
Notes payable	-	-	-
Total	$1,660,106	$(292,545)	$1,367,561

	Twelve months ended
	December 31,
	2011	2010
Discount on Notes Payable amortized to interest expense:	$292,545	$197,297

Gain from the Extinguishment of Debt

During the year ended December 31, 2011, the Company entered into agreements (the “Notes Settlement Agreements”) with convertible note holders regarding thirteen convertible notes in the aggregate amount of $333,000 in principal and $236,924 in accrued interest.  Pursuant to the Note Settlement Agreements, the Company made cash payments in the aggregate amount of $181,604 and agreed to pay an additional $12,500 by February 15, 2012.  The Company also committed to issue a total of 33,986,996 shares of its common stock to the note holders.  The Notes Settlement Agreements resulted in an aggregate gain on the extinguishment of debt in the amount of $165,326.  As of December 31, 2011, 27,949,964 shares of common stock have been issued pursuant to the terms of the Notes Settlement Agreements.

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Loss on Settlement of Debt

During the year ended December 31, 2011, the Company entered into an agreement (the “Morren Settlement Agreement”) with an investor.  Pursuant to the settlement terms of Morren Settlement Agreement, the Company issued 9,000,000 shares of common stock. The fair value of these shares in the amount of $63,000 was recorded as a loss on the settlement of debt.

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

At December 31, 2011 and 2010, the Company had outstanding $1,109,482 and $1,660,106 in principal, respectively, of various convertible notes with embedded conversion options accounted for as free standing derivative financial instruments in accordance with ASC 815-10-05 and ASC 815-40-05. The fair value of these embedded conversion options was $1,245,761 and $2,465,565 at December 31, 2011 and 2010, respectively.  The fair value of these embedded conversion options were estimated at December 31, 2011 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.06%; expected dividend yield of 0%; expected option life of 10; and volatility 114.30%.  The fair value of these embedded conversion options were estimated at December 31, 2010 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.20%; expected dividend yield of 0%; expected option life of 10; and volatility of 119.60%. The expected term of 10 years was used for all notes in both periods because several of the notes are currently or have been in default, and accordingly the term of the note is deemed not relevant as a variable for the Black-Scholes calculation.  The Company revalues the conversion options at each reporting period, and charges any change in value to operations. During the years ended December 31, 2011 and 2010, the Company recorded a gain of $595,967 and a loss of $1,244,239 respectively, due to the change in value of the conversion option liability.

When convertible notes payable are satisfied by payment or by conversion to equity, the Company revalues the related conversion option liability at the time of the payment or conversion.  The conversion option liability is then relieved by this amount, which is charged to additional paid-in capital.  During the years ended December 31, 2011 and 2010, conversion option liabilities in the amounts of $623,837 and $163,666 were transferred from liability to equity due to the conversion or payment of the related convertible notes payable.

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

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

During the year ended December 31, 2009, the Company negotiated the extension of certain of its notes payable in the aggregate amount of $138,000.  The Company extended the maturity date of these notes until February 15, 2010.  During the year ended December 31, 2010, as described below the Company negotiated the extension of these notes payable, and the maturity dates of these notes to either June 15, 2010 or April 15, 2011.  The notes are past due as of December 31, 2011.

During the year ended December 31, 2010, the Company negotiated the extension of nine of its notes payable in the aggregate amount of $617,000, to April 15, 2011.  The Company also negotiated the extension of two of its notes payable in the aggregate amount of $130,000 until June 15, 2010.   The notes are past due as of December 31, 2011.

Embedded conversion features of notes payable:

The Company values embedded conversion features utilizing the Black-Scholes valuation model.  Conversion options are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our conversion option valuation assumptions at December 31, 2011 and 2010:

	December 31,
	2011	2010

Number of conversion options outstanding	221,896,400		323,058,200
Value at December 31	$1,245,761		$2,465,565
Number of options issued during the year	-		-
Value of options issued during the year	$-	$
Number of options exercised or underlying notes paid during the year	102,662,000		23,190,600
Value of options exercised or underlying notes paid during the year	$623,837		$163,666
Revaluation gain (loss) during the year	$595,967		$(1,244,239)

Black-Scholes model variables:
Volatility	92.52% to 114.30%	119.60% to 336%
Dividends	0		0
Risk-free interest rates	0.06 to 0.17%		0.20%
Term (years)	10.00		10.00

9.  RELATED PARTY TRANSACTIONS

For the year ended December 31, 2011:

Pursuant to the terms of an employment agreement, the Company has accrued a bonus payable to the Company’s Chief Executive Officer in the amount of $34,650. This bonus is recorded on the Company’s balance sheet as a liability to related parties as of December 31, 2011. In September 2011, our board of directors modified the compensation arrangements for Mr. Klepfish such that his bonuses due and payable then may, at the option of Mr. Klepfish, be paid in any combination of cash or stock Mr. Klepfish desires with such decision to be made within five business days of being advised of the size of the bonus, if any, he is entitled to receive, it being agreed that a determination for one year shall not be binding upon any future year.  During the first quarter of 2012, the Company, at the election of Mr. Klepfish,  made a cash payment of $34,650.

Pursuant to the terms of an employment agreement, the Company has accrued a bonus payable to  the Company’s President in the amount of $34,650.This bonus is recorded on the Company’s balance sheet as a liability to related parties as of December 31, 2011. In September 2011, our board of directors modified the compensation arrangements for Mr. Wiernasz such that his bonuses due and payable then may, at the option of Mr. Wiernasz,  be paid in any combination of cash or stock Mr. Wiernasz desires with such decision to be made within five business days of being advised of the size of the bonus, if any, he is entitled to receive, it being agreed that a determination for one year shall not be binding upon any future year.   During the first quarter of 2012, the Company, at the election of Mr. Wiernasz, has made a cash payment of $34,650.

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

The Company issued 2,400,000 shares of common stock to the Company’s Chief Executive Officer for the conversion of accrued interest in the amount of $12,000 on a note payable.

The Company committed to issue 13,120,214 shares of common stock to a director and the Director’s relatives  the Company for the settlement of notes payable and accrued interest in the amount of $40,000 in principal and $56,119 in accrued interest.  As of December 31, 2011, 7,016,550 of the shares of common stock were issued,  which were issued represented the settlement of $35,083 of accrued interest.  The remaining shares to be issued in the amount of 6,103,664, which represent the settlement of $40,000 of principal and $21,036 of interest is recorded on the Company’s balance sheet as common stock subscribed as of December 31, 2011.

The Company issued 20,933,143 shares of common stock to a director of the Company for the settlement of notes payable and accrued interest in the amount of $50,000 in principal and $64,616 in accrued interest.

The Company issued 1,679,557 shares of common stock to each of its two non-employee directors, for a total issuance of 3,359,114 shares of common stock, which were accrued in previous years.

The Company issued 250,000 shares of common stock to a director for services.  These shares were accrued during the year ended December 31, 2010.

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
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $3.7 million, which will expire beginning in 2025 through 2029.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

 The provision (benefit) for income taxes for the years ended December 31, 2011 and 2010 consist of the following:

	2011	2010

Current	$-	$-
Deferred	-	-
Total	$-	$-

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable statutory income tax rate of 39.6% for the December 31, 2011 and 2010 to the loss before taxes as a result of the following differences:

	2011	2010
Income (loss) before income taxes	$1,490,117	$(2,109,874)
Statutory tax rate	39.6%	39.6%
Total tax at statutory rate	590,086	(835,510)
Permanent difference – meals and entertainment	12,000	19,000
Permanent differences- derivatives and discount amortization	(404,133)	906,137
Total	197,953	89.627
Changes in valuation allowance	(197,953)	(89,627)

Income tax expense	$-	$-

Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

Deferred tax assets and (liabilities) at December 31, 2011 and 2010 are comprised of the following (in thousands):

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  As of December 31, 2011 and 2010, significant components of the Company's deferred tax assets are as follows:

	2011	2010
Deferred Tax Assets (Liabilities):
Net operating loss carryforwards	$1,471,824	$1,664,314
Allowance for doubtful accounts	4,373	8,736
Accumulated depreciation	4,214	5,314
Net deferred tax assets	1,480,411	1,678,364
Valuation allowance	(1,480,411)	(1,678,364)
Net deferred tax assets	$-	$-

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

11.  EQUITY

Common Stock

During the year ended December 31, 2011, the Company had the following transactions:

The Company issued 40,027,565 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $200,138.

The Company issued 9,000,000 share of common stock for the settlement of debt in the amount of $63,000.  The Company recorded a loss on the settlement of debt in the amount of $63,000 to operations during the year ended December 31, 2011.

The Company issued 3,609,114 shares of common stock to directors for services. The value of these shares in the amount of $22,000 was previously accrued.

The Company issued 27,949,964 shares of common stock in satisfaction of notes payable and accrued interest in the aggregate amount of $210,826.  A gain in the amount of $165,326 was recorded on this transactions during the twelve months ended December 31, 2011. An additional 6,103,664 shares of common stock with a value of $61,036 are due to be issued under these transactions as of December 31, 2011. This amount is shown as Common Stock Subscribed on the Company’s balance sheet at December 31, 2011.

The Company issued 720,443 shares of common stock in error.  The Company will return these shares for cancellation.

The Company cancelled 4,000,000 shares of common stock, which were issued in error by the transfer agent.

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

Treasury Stock

During the year ended December 31, 2011, the Company purchased 15,200 shares of the Company’s outstanding common stock.  The purchase price was $99 and the Company recorded the transaction at cost to Treasury Stock.

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Warrants

The following table summarizes the significant terms of warrants outstanding at December 31, 2011. These warrants may be settled in cash or via cashless conversion into shares of the Company’s common stock at the request of the warrant holder. These warrants were granted as part of a financing agreement:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	warrants	contractual	outstanding	warrants	exercisable
prices	outstanding	life (years)	warrants	exercisable	warrants
$0.0050	179,700,000	0.66	$0.0050	179,700,000	$0.0050

$0.0110	18,500,000	0.29	$0.0110	18,500,000	$0.0110

$0.0120	1,000,000	1.71	$0.0120	1,000,000	$0.012

$0.0115	74,000,000	0.67	$0.0115	74,000,000	$0.0115
	273,200,000	0.64	$0.0072	273,200,000	$0.0072

Transactions involving warrants are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price
Warrants outstanding at January 1, 2009	273,200,000	$0.007

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-
Warrants outstanding at December 31, 2010	273,200,000	$0.007

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-
Warrants outstanding at December 31, 2011	273,200,000	$0.007

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
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

The following table summarizes the changes outstanding and the related prices for the Company’s stock options:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
prices	outstanding	life (years)	options	exercisable	options
$0.0070	22,000,000	1.41	$0.0070	22,000,000	$0.007

$0.0076	6,625,000	3.25	$0.0076	6,625,000	$0.0076

$0.0090	6,625,000	3.75	$0.0090	6,625,000	$0.0090

$0.0095	6,625,000	3.50	$0.0095	6,625,000	$0.0095

$0.0096	6,625,000	4.00	$0.0096	6,625,000	$0.0096

	48,500,000	2.65		48,500,000	$0.008

Options not vested are not exercisable.

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Transactions involving stock options issued to employees are summarized as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2009	53,000,000	$0.007

Issued	10,500,000	0.009
Exercised	-	-
Forfeited or expired	-	-
Outstanding as December 31, 2010	63,500,000	$0.007

Issued	-	-
Exercised	-	-
Forfeited or expired	(15,000,000)	0.005
Outstanding at December 31, 2011	48,500,000	$0.008

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2011 and 2010 was $0 and $64,930, respectively. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was  $0.006 and $0.008 as of December 31, 2011 and 2010, respectively, and the exercise price multiplied by the number of options outstanding. As of December 31, 2011 and 2010, total unrecognized stock-based compensation expense related to stock options was $0. During the years ended December 31, 2011 and 2010, the Company charged $0 and $168,409, respectively, to operations related to recognized stock-based compensation expense for employee stock options.

Accounting for warrants and stock options

The Company accounts for the issuance of common stock purchase warrants, stock options, and other freestanding derivative financial instruments in accordance with the provisions of FASB ASC 815-40-15. Based on the provisions of ASC 815-40-05, the Company classifies, as equity, any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contract that (i) require net-cash settlement or (ii) give the counterparty a choice of net-cash settlement in shares (physical or net-share settlement). At December 31, 2011 and 2010, the Company has no freestanding derivative financial instruments that require net cash settlement or give the counterparty a choice of net cash settlement or settlement in shares.

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

The accounting guidance shows that the warrants and stock options which are a derivative liability should be revalued each reporting period. The recorded value of such warrants and stock options can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants and stock options, as well as in the volatility of the stock price during the term used for observation and the term remaining for warrants. During the twelve months ended December 31, 2011 and 2010, the Company recognized a gain of $682,350 and  $396,718, respectively, for the change in the fair value of the warrant liability and recorded the change in operations during the twelve months ended December 31, 2011  and 2010.  During the twelve months ended December 31, 2011 and 2010, the Company recognized a gain of $174,835 and a loss of $23,683, respectively, for the change in the fair value of the stock option liability and recorded these amounts in operations during the twelve months ended December 31, 2011 and 2010.

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

The Company valued stock options and warrants using the Black-Scholes valuation model utilizing the following variables:

	December 31,
	2011	2010
Volatility	92.52% - 114.30%	119.60% - 336%
Dividends	$0	$0
Risk-free interest rates	0.06% - 0.17%	0.19%-0.20%
Term (years)	0.01 - 5.00	0.15-5.00

Insufficient Authorized but Unissued Shares of Common Stock

The Company has a potential obligation to issue 700,486,949 and 838,510,748 shares  of common stock upon the conversion of convertible notes and accrued interest, warrants and penalty shares issuable at December 31, 2011 and 2010, respectively.  The Company had 282,956,546 and 202,385,103 shares of common stock outstanding at December 31, 2011 and 2010, respectively, and 500,000,000 shares  of common stock authorized at December 31, 2011 and 2010.   The Company’s potential obligation to issue shares has exceeded its shares authorized by 483,443,495 and 540,895,851shares at December 31, 2011 and 2010, respectively.

12. EMPLOYMENT AGREEMENTS

SAM KLEPFISH

In 2008, the Company and its Chief Executive Officer, Sam Klepfish, were parties to an oral agreement which provided, among other things:

●	Mr. Klepfish is to receive a monthly salary in the amount of $10,833

●
Mr. Klepfish received an additional monthly salary of $4,500 which is not paid in cash, but is recorded on a monthly basis as a convertible note payable. These notes payable are convertible into common stock of the Company at a rate of $0.005 per share.

On December 31, 2008, we entered into one year employment agreements with Sam Klepfish.  The agreement provided for, among other things, (i) average annual salary of $130,000;  (ii) bonuses (payable one-half in cash and one-half in stock) in the range of 7%-50% of salary based upon the registrant meeting certain revenue and gross margin milestones;  (iii) four month severance upon termination, and (iv) restrictions on confidentiality, competition and solicitation.

On January 6, 2010 (with an effective date of January 1, 2010), we entered into a three year employment agreement with Sam Klepfish.  The agreement provides for, among other things, (i) average annual salary of $151,000 from January 1, 2010 through December 31, 2010, of which $6,500 shall be accrued until June 20, 2010, and then payable in equal weekly installments until said $6,500 is paid in full by December 31, 2010;  (ii) $165,000 per annum from January 1, 2011 through December 31, 2011, provided, however that the increase of $14,000 shall only take affect if the Company’s gross annual sales for 2010 are at least $7.5 million; and (iii) the lesser of a 10% increase in salary above the salary in 2011 or $181,000 per annum from January 1, 2012 through December 31, 2012, provided, however ,the increase in 2012 shall only take effect if the Company’s gross annual sales for 2011 are at least $7.5 million.

Mr. Klepfish is also entitled to receive an annual bonus based upon the consolidated aggregate incremental revenues of the Company (payable one-half in cash and one-half in stock) in the range of 7%-50% of salary based upon the registrant meeting certain revenue and gross margin milestones. In September 2011, our board of directors modified the compensation arrangements for Mr. Klepfish such that his bonuses due and payable then may, at the option of Mr. Klepfish,  be paid in any combination of cash or stock Mr. Klepfish desires with such decision to be made within five business days of being advised of the size of the bonus, if any, he is entitled to receive, it being agreed that a determination for one year shall not be binding upon any future year.  The board also provided that in the event the Corporation sells a subsidiary, or substantially all of the assets of a subsidiary, Mr. Klepfish shall be entitled to a cash bonus equal to 2%, of the purchase price, provided he is then an employee of the Company or one of its subsidiaries.

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

JUSTIN WIERNASZ

In 2008, Mr. Wiernasz was employed under an employment agreement dated May 18, 2007 that expired on September 13, 2008 pursuant to which he was compensated at an annual rate of $120,000. The agreement also provided for the earning of a bonus of 10% of his salary, up to 50%, for each $100,000 of incremental profits we make over the previous year.

On January 22, 2008, our Board approved the grant of an aggregate of 3 million restricted shares and 5 million options exercisable for five years at an exercise price of $0.007 per share to Mr. Wiernasz, upon his appointment as President of Innovative Food Holdings, all of which vested on December 31, 2008.

On December 31, 2008, we entered into one year employment agreements with Justin Wiernasz. The agreement provided for, among other things, (i) average annual salary of $130,000; (ii) bonuses (payable one-half in cash and one-half in stock) in the range of 7%-50% of salary based upon the registrant meeting certain revenue and gross margin milestones; (iii) four month severance upon termination; and (iv) restrictions on confidentiality, competition and solicitation.

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

Mr. Wiernasz is also entitled to receive an annual bonus based upon the consolidated aggregate incremental revenues of the Company (payable one-half in cash and one-half in stock) in the range of 7%-50% of salary based upon the registrant meeting certain revenue and gross margin milestones. In September 2011, our board of directors modified the compensation arrangements for Mr. Wiernasz such that his bonuses due and payable then may, at the option of Mr. Wiernasz,  be paid in any combination of cash or stock Mr. Wiernasz desires with such decision to be made within five business days of being advised of the size of the bonus, if any, he is entitled to receive, it being agreed that a determination for one year shall not be binding upon any future year.  The board also provided that in the event the Corporation sells a subsidiary, or substantially all of the assets of a subsidiary, Mr. Wiernasz shall be entitled to a cash bonus equal to 3%,  of the purchase price, provided he is then an employee of the Company or one of its subsidiaries.

13. COMMITMENTS AND CONTINGENCIES

On October 17, 2008, we entered into a three-year lease with Grand Cypress Communities, Inc. for new premises consisting of 4,000 square feet at 3845 Beck Blvd.,  Naples, Florida.  The commencement date of the lease is January 1, 2009.  On November 11, 2011, the Company extended the lease with Grand Cypress Communities, Inc. for 3 years, commencing on January 1, 2012.  The annual rent and fees under the lease is approximately $54,000.  The lease provides for a buyout option at the end of the lease with credit towards the purchase price received for the rental payments made during the term of the lease.

  At December 31, 2011, commitments for minimum rental payments were as follows:

For the twelve months ended:
December 31, 2012	$54,000
December 31, 2013	54,000
December 31, 2014	54,000
Thereafter	-
Total	$162,000

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

14. MAJOR CUSTOMER

The Company’s largest customer, US Foodservice, Inc. and its affiliates, accounted for approximately 93% and 92% of total sales in the years ended December 31, 2011 and 2010, respectively.  A contract between our subsidiary, Food Innovations, and USF expires in December 2012.  We believe that although a significant portion of our sales occur through USF and its affiliates, the success of the program is less contingent on a contract then on the actual performance and quality of our products.

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

				Liabilities
	Level 1	Level 2	Level 3	at fair value
Warrant liability	$-	$-	$500,825	$500,825
Option liability	$-	$-	$161,884	$161,884
Conversion option liability	$-	$-	$1,245,761	$1,245,761

16. SUBSEQUENT EVENTS

On January 25, 2012, the registrant held an annual meeting for its shareholders.  The following is a brief description of the matters presented to the shareholders and the voting results:

1. Joel Gold, Michael Ferrone, Sam Klepfish, Solomon Mayer and Hank Cohn were duly elected directors of the Company.

2. The proposal to amend the Company’s Certificate of Incorporation to increase its authorized capital to 3,000,000,000 shares of common stock, par value of $0.0001 per share, was rendered moot by the approval of Item 4.

3. The proposal to amend the Company’s Certificate of Incorporation to convert its authorized preferred stock to be blank check preferred stock, par value of $0.0001 per share, was not approved.

4. The proposal to authorize the Company’s Board of Directors to implement a reverse split of the Company’s outstanding Common Stock, at its discretion, in a ratio ranging from 40:1 to 60:1, was approved.

5. The proposal to change the Company’s domicile from Florida to Delaware was approved.

6. The proposal to ratify and approve the adoption of the Company’s 2011 Stock Option Plan, and the awards previously issued thereunder was approved.

7. The proposal to ratify the appointment by the Board of Directors of RBSM LLP, as independent public accountants for the Company for the current fiscal year was approved.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.  We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2011 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms and our disclosure controls and procedures are also effective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is accumulate and communicated to our principal executive and financial officers to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Subject to the inherent limitations described in the following paragraph, our management has concluded that our internal control over financial reporting was effective at December 31, 2011 at the reasonable assurance level.

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

Name	Age	Position
Sam Klepfish	41	Chief Executive Officer and Director
Justin Wiernesz	46	President
Michael Ferrone	65	Director
Joel Gold	71	Director
Solomon Mayer	54	Director
Hank Cohn	42	Director

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

Joel Gold, Director

Joel Gold is currently an investment Banker at Buckman, Buckman and Reid located in New Jersey, a position he has held since May 2010.  Prior there to, from October 2004, he was head of investment banking of Andrew Garrett, Inc.  From January 2000 until September 2004, he served as Executive Vice President of Investment Banking of Berry Shino Securities, Inc., an investment banking firm also located in New York City. From January 1999 until December 1999, he was an Executive Vice President of Solid Capital Markets, an investment-banking firm also located in New York City.  From September 1997 to January 1999, he served as a Senior Managing Director of Interbank Capital Group, LLC, an investment banking firm also located in New York City.  From April 1996 to September 1997, Mr. Gold was an Executive Vice President of LT Lawrence & Co., and from March 1995 to April 1996, a Managing Director of Fechtor Detwiler & Co., Inc., a representative of the underwriters for the Company’s initial public offering.  Mr. Gold was a Managing Director of Furman Selz Incorporated from January 1992 until March 1995.  From April 1990 until January 1992, Mr. Gold was a Managing Director of Bear Stearns and Co., Inc. (“Bear Stearns”).  For approximately 20 years before he became affiliated with Bear Stearns, he held various positions with Drexel Burnham Lambert, Inc.  He is currently a director, and serves on the Audit and Compensation Committees, of Geneva Financial Corp., a publicly held specialty, consumer finance company.

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

Executive Officer

Justin Wiernasz, President

Effective on July 31, 2008, Mr. Justin Wiernasz was promoted to the position of President of Innovative Food Holdings, Inc.  Prior thereto he was the Executive Vice President of Marketing and Sales and Chief Marketing Officer of our operating subsidiary, Food Innovations, Inc. since May 2007 and the President of Food Innovations and our Chief Marketing Officer since December 2007.  Prior thereto, he was at USF, our largest customer, for 13 years. From 2005 to 2007 he was the Vice President of Sales & Marketing, USF, Boston, and prior thereto, from 2003 to 2005 he was a National Sales Trainer at USF, Charleston SC, from 1996 to 2003 he was the District Sales Manager at USF, Western Massachusetts and from 1993 to 1996 he was Territory Manager, USF, Northampton, Easthampton & Amherst, MA. Prior to that from 1989 to 1993 he was the owner and operator J.J.’s food and spirit, a 110 seat restaurant.

Key Employee

John McDonald

Mr. McDonald, age 50, has been the Chief Information Officer of IVFH since November 2007 and our principal accounting officer since November 2007.  From 2004 through 2007, Mr. McDonald worked as a consultant with Softrim Corporation of Estero, Florida where he created custom applications for a variety of different industries and assisted in building interfaces to accounting applications. Since 1999 he has also been President of McDonald Consulting Group, Inc. which provide consulting on accounts receivable, systems and accounting services.

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

Attendance at Meetings

During 2011 the Board of Directors met formally two  times and all Directors attended the meetings and the Board also acted by written consent three times.

Code of Ethics

We have adopted a Code of Ethics that applies to each of our employees, including our principal executive officer and our principal financial officer, as well as members of our Board of Directors. A copy of such Code has been publicly filed with, and is available for free from, the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

During 2010, Mr. Klepfish did not file one Form 4 and each of Messrs. Gold and Mr. Ferrone did not file two Forms 4.

ITEM 11. Executive Compensation

The following table sets forth information concerning the compensation for services in all capacities rendered to us for the year ended December 31, 2011, of our Chief Executive Officer and our other executive officers whose annual compensation exceeded $100,000 in the fiscal year ended December 31, 2011, if any. We refer to the Chief Executive Officer and these other officers as the named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Sam Klepfish	2011	$165,000		$34,650	(a)	$-	$-		$-	$-	$14,441	(b)	$214,091
CEO	2010	$151,000	(c)	$42,280	(d)	$-	$-		$-	$-	$15,713	(b)	$208,993
	2009	$143,500		$9,100	(e)	$-	$-		$-	$-	$8,642	(b)	$161,242

Justin Wiernesz	2011	$165,000		$34,650	(a)	$-	$-		$-	$-	$-		$199,650
President	2010	$135,038		$42,280	(d)	$-	$54,620	(f)	$-	$-	$-		$231,938
	2009	$135,000		$9,660	(g)	$-	$-		$-	$-	$-		$144,660

John McDonald	2011	$116,933		$-		$-	$-		$-	$-	$-		$116,933
Chief Information and	2010	$118,124		$-		$-	$17,046	(h)	$-	$-	$-		$135,170
Principal Accounting Officer	2009	$94,320		$-		$-	$-		$-	$-	$-		$94,320

(a)	Consists of a bonus of $34,650, payable in cash or shares, at the discretion of the officer.
(b)	Consists of cash payments for health care benefits.
(c)	Consists of $130,000 cash salary paid and an additional $13,500 salary accrued, which is convertible into shares of common stock at the election of Mr. Klepfish at a rate of $0.005 per share.
(d)	Consists of a cash portion of $21,140 and 2,856,757shares of common stock values at $0.0074 per share.
(e)	Consist of a cash portion of $4,550 and 910,000 shares of common stock valued at a price of $0.005 per share, for a value of $4,550.
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

Outstanding Equity Awards at Fiscal Year-End as of December 31, 2011

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Justin Wiernesz	8,000,000	(a)	-	-	$-	(b)	-	(c)	-	-	-	-
Justin Wiernesz	5,000,000		-	-	$0.007		03/31/2013		-	-	-	-
Sam Klepfish	5,000,000		-	-	$0.007		03/31/2013		-	-	-	-

(a)	Options vest at the rate of 25% each quarter beginning March 31, 2010
(b)	Exercise price is a 20% premium to the closing price of the Company’s common stock on the date of vesting, but no lower than a price of $0.005 per share.
(c)	Option term is 5 years from the date of vesting.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joel Gold	$-	$-	$-	$-	$-	$-	$-
Michael Ferrone	$-	$-	$-	$-	$-	$-	$-
Sam Klepfish	$-	$-	$-	$-	$-	$-	$-
Solomon Mayer	$-	$-	$-	$-	$-	$-	$-
Hank Cohn	$-	$-	$-	$-	$-	$-	$-

The Board has not established its compensation for 2011, but it plans to pay compensation for Board service in 2011.

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

SAM KLEPFISH

In 2008, the Company and its Chief Executive Officer, Sam Klepfish, were parties to an oral agreement which provided, among other things:

●	Mr. Klepfish is to receive a monthly salary in the amount of $10,028

●
Mr. Klepfish received an additional monthly salary of $4,500 which is not paid in cash, but is recorded on a monthly basis as a convertible note payable. These notes payable are convertible into common stock of the Company at a rate of $0.005 per share.

On December 31, 2008, we entered into one year employment agreements with Sam Klepfish.  The agreement provided for, among other things, (i) average annual salary of $130,000;  (ii) bonuses (payable one-half in cash and one-half in stock) in the range of 7%-50% of salary based upon the registrant meeting certain revenue and gross margin milestones;  (iii) four month severance upon termination, and (iv) restrictions on confidentiality, competition and solicitation.

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

Mr. Klepfish is also entitled to receive an annual bonus based upon the consolidated aggregate incremental revenues of the Company (payable one-half in cash and one-half in stock) in the range of 7%-50% of salary based upon the registrant meeting certain revenue and gross margin milestones. In September 2011, our board of directors modified the compensation arrangements for Mr. Klepfish such that his bonuses due and payable then may, at the option of Mr. Klepfish,  be paid in any combination of cash or stock Mr. Klepfish desires with such decision to be made within five business days of being advised of the size of the bonus, if any, he is entitled to receive, it being agreed that a determination for one year shall not be binding upon any future year.  The board also provided that in the event the Corporation sells a subsidiary, or substantially all of the assets of a subsidiary, Mr. Klepfish shall be entitled to a cash bonus equal to 2%, of the purchase price, provided that he is  then an employee of the Company or one of its subsidiaries.

JUSTIN WIERNASZ

In 2008, Mr. Wiernasz was employed under an employment agreement dated May 18, 2007 that expired on September 13, 2008 pursuant to which he was compensated at an annual rate of $120,000. The agreement also provided for the earning of a bonus of 10% of his salary, up to 50%, for each $100,000 of incremental profits we make over the previous year.

On January 22, 2008, our Board approved the grant of an aggregate of 3 restricted million shares and 5 million in options exercisable for five years at an exercise price of $0.007 per share to Mr. Wiernasz, upon his appointment as President of Innovative Food Holdings, all of which vested on December 31, 2008.

On December 31, 2008, we entered into one year employment agreements with Justin Wiernasz. The agreement provide for, among other things, (i) average annual salary of $130,000; (ii) bonuses (payable one-half in cash and one-half in stock) in the range of 7%-50% of salary based upon the registrant meeting certain revenue and gross margin milestones; (iii) four month severance upon termination; and (iv) restrictions on confidentiality, competition and solicitation.

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

Mr. Wiernasz is also entitled to receive an annual bonus based upon the consolidated aggregate incremental revenues of the Company (payable one-half in cash and one-half in stock) in the range of 7%-50% of salary based upon the registrant meeting certain revenue and gross margin milestones. In September 2011, our board of directors modified the compensation arrangements for Mr. Wiernasz such that his bonuses due and payable then may, at the option of Mr. Wiernasz, be paid in any combination of cash or stock Mr. Wiernasz desires with such decision to be made within five business days of being advised of the size of the bonus, if any, he is entitled to receive, it being agreed that a determination for one year shall not be binding upon any future year.  The board also provided that in the event the Corporation sells a subsidiary, or substantially all of the assets of a subsidiary, Mr. Wiernasz shall be entitled to a cash bonus equal to 3%, of the purchase price, provided he is then an employee of the Company or one of its subsidiaries.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of February 20, 2012 with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each Named Officer, and (4) all our directors and executive officers as a group.  Unless otherwise stated, each person listed below uses the Company’s address.  Pursuant to SEC rules, includes shares that the person has the right to receive within 60 days from February 20, 2012.

Name and Address of Beneficial Owners		Number of Shares Beneficially Owned	Percent of Class

Sam Klepfish	(1)	40,020,948	12.5%
Michael Ferrone	(2)	66,296,108	22.3%
Joel Gold	(3)	38,532,700	13.0%
Solomon Mayer	(4)	-	0.0%
Hank Cohn	(5)	-	0.0%
Justin Wiernasz	(6)	13,000,000	4.4%
Joseph DiMaggio Jr.		14,800,000	5.2%
Christopher Brown	(7)	24,610,000	8.7%
Alpha Capital Anstalt	(8)	29,228,615	7.1%

All officers and directors as a whole (6 persons)	(9)	157,849,756	43.7%

(1)
Includes 3,750,000 shares of common stock held by Mr. Klepfish; options to purchase 5,000,000 shares of the Company's common stock, 26,100,000 shares issuable upon the conversion of notes payable; 6,170,948 shares issuable upon the conversion of accrued interest.  Does not include 910,000 shares issuable as of December 31, 2009 as compensation for services performed in 2009, and 2,856,757 shares issuable as compensation for services performed in 2010. Upon the issuance of these shares, Mr. Klepfish will beneficially own 13.5% of the outstanding shares.

(2)	Includes 52,296,108 shares of common stock held by Mr. Ferrone; and options to purchase 14,000,000 shares of the Company's common stock held by Mr. Ferrone.

(3)	Includes 24,532,700 shares of common stock held by Mr. Gold; options to purchase 14,000,000 shares of common stock. Also includes 920,000 shares of common stock held by Mr. Gold’s spouse.

(4)	Does not include 250,000 shares issuable for services as a board member for 2010, but not yet issued. Upon issuance of these shares, Mr. Mayer will beneficially own 0.1% of the shares outstanding.

(5)	Does not include 250,000 shares issuable for services as a board member for 2010, but not yet issued. Upon issuance of these shares, Mr. Cohn will beneficially own 0.1% of the shares outstanding.

(6)
Includes options to purchase 13,000,000 shares of common stock.  Does not include 3,000,000 shares to be issued for services performed in 2008, 966,000 shares to be issued for services performed in 2009, and 2,856,757 shares to be issued for services performed in 2010. Upon the issuance of these shares, Mr. Wiernasz will beneficially own 6.5% of the outstanding shares.

(7)	Mr. Brown resigned as a member of our Board of Directors on May 23, 2011. The most recent address we have on file if 16902 Harbor Master CV, Cornelius, NC 28031.

(8)
Consists of 20,218,271 shares of common stock held by Alpha Capital. Excludes shares underlying warrants and convertible notes which are subject to a 9.99% blocker provision.  The address of its principal business is Pradafant 7, Furstentums 9490, Vaduzm Liechtenstein.  Information gathered from a Schedule 13G filed with the Securities and Exchange Commission on February 15, 2012.

(9)
Includes 77,979,200 shares underlying options, convertible notes or shares issuable as accrued interest upon outstanding notes.  Does not include an aggregate of an additional 21,875,610 shares committed by the Company to be issued.  Upon issuance of such shares the group will beneficially own 46.9% of the outstanding shares.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

We are not currently subject to the requirements of any stock exchange with respect to having a majority of “independent directors” although we believe that we meet that standard inasmuch as Messrs. Gold, Ferrone, Mayer, and Cohn, are “independent” and only Mr. Klepfish, by virtue of being our Chief Executive Officer, is not independent.

ITEM 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by RBSM LLP for the audit of our annual consolidated financial statements included in our Forms 10-K: 2011: $36,500;  and 2010: $36,500.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by RBSM LLP that are reasonably related to the performance of the audit or review of our consolidated financial statements including our quarterly interim reviews on Form 10-Q and are not reported under Audit Fees above: 2011: $22,500 and 2010: $0.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by RBSM LLP are: 2011: $3,500 and 2010: $0.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for services provided by RBSM LLP, other than the services reported above: $0.

PART IV

ITEM 15. Exhibits

EXHIBIT NUMBER

3.1
Articles of Incorporation (incorporated by reference to exhibit 3.1 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

3.2
Amended Bylaws of the Company (incorporated by reference to exhibit 3.2 of the Company’s annual report Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 16, 2011).

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

10.7
Employment Agreement with Sam Klepfish dated as of December 31, 2008 (incorporated by reference to exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2009).

10.8
Employment Agreement with Justin Wiernasz dated as of December 31, 2008 (incorporated by reference to exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2009).

10.9
Employment Agreement with Sam Klepfish dated as of January 6, 2010 (incorporated by reference to exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2010).

10.10
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

Dated: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sam Klepfish	CEO and Director	March 30, 2012
Sam Klepfish	(Chief Executive Officer)

/s/ John McDonald	Principal Accounting Officer	March 30, 2012
John McDonald	(Principal Financial Officer)

/s/ Joel Gold	Director	March 30, 2012
Joel Gold

/s/ Michael Ferrone	Director	March 30, 2012
Michael Ferrone

/s/ Solomon Mayer	Director	March 30, 2012
Solomon Mayer

/s/ Hank Cohn	Director	March 30, 2012
Hank Cohn