Form 10-Q
period 2012-03-31
INNOVATIVE FOOD HOLDINGS INC
filed 2012-05-15
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

(Check One):
Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Regulation 12b-2 of the Exchange Act):   YES ☐  NO ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  282,956,546 shares of common stock outstanding as of April 30, 2012.

INNOVATIVE FOOD HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$818,164	$862,464
Accounts receivable, net	506,545	493,700

Inventory	25,342	42,312
Other current assets	5,420	5,420
Total current assets	1,355,471	1,403,896

Property and equipment, net	15,345	18,222
Total assets	$1,370,816	$1,422,118

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$898,763	$925,790
Accrued liabilities - related parties	87,780	157,080
Accrued interest, net	677,555	663,691
Accrued interest - related parties, net	31,999	29,396
Notes payable, net of discount	962,982	978,982
Notes payable - related parties, net of discount	130,500	130,500
Warrant liability	694,835	500,825
Options liability	216,770	161,884
Conversion option liability	1,604,150	1,245,761
Total current liabilities	5,305,334	4,793,909

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2012 and December 31, 2011	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 293,692,189 shares issued and 282,956,546 shares outstanding as of March 31, 2012 and December 31, 2011, respectively	29,369	29,369
Additional paid-in capital	3,787,415	3,745,505
Common stock subscribed	61,034	61,034
Treasury stock, 15,200 shares as of March 31, 2012 and December 31, 2011	(99)	(99)
Accumulated deficit	(7,812,237)	(7,207,600)
Total stockholders’ deficiency	(3,934,518)	(3,371,791)

Total liabilities and stockholders’ deficiency	$1,370,816	$1,422,118

 See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2012	2011

Revenue	$3,285,307	$2,471,530

Cost of goods sold	2,611,982	1,892,142
Gross margin	673,325	579,388

Selling, general and administrative expenses	659,637	455,562
Total operating expenses	659,637	455,562

Operating income	13,688	123,826

Other (income) expense:
Interest expense	46,069	176,103
Loss(gain) from change in fair value of warrant liability	193,821	(144,679)
Loss (gain) from change in fair value of conversion option liability	378,435	(77,726)
Total other expense(income)	618,325	(46,302)

(Loss) Income before income taxes	(604,637)	170,128

Income tax expense	-	-

Net (loss) income	$(604,637)	$170,128

Net (loss) income per share - basic	$(0.002)	$0.001

Net (loss) income per share - diluted	$(0.002)	$0.000

Weighted average shares outstanding - basic	283,692,189	202,385,103

Weighted average shares outstanding - diluted	283,692,189	781,703,928

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(604,637)	$170,128
Adjustments to reconcile net (loss) income to net Cash (used in) provided by operating activities:
Depreciation and amortization	2,877	4,362
Amortization of discount on notes payable	-	101,029
Amortization of discounts on accrued convertible interest	21,864	39,302
Change in fair value of warrant liability	193,821	(144,679)
Change in fair value of option liability	54,587	(21,280)
Change in fair value of conversion option liability	378,435	(77,726)
Changes in assets and liabilities:
Accounts receivable	(12,845)	122,339
Inventory and other current assets, net	16,970	(6,402)
Accrued liability and accrued interest - related party, net	(66,697)	(35,464)
Accounts payable and accrued interest	(12,675)	18,360
Net cash (used in) provided by operating activities	(28,300)	169,969

Cash flows from investing activities:
Principal received on loan, net	-	1,500
Acquisition of property and equipment	-	(8,126)
Net cash used in investing activities	-	(6,626)

Cash flows from financing activities:
Principal payments on debt	(16,000)	(25,567)
Net cash used in financing activities	(16,000)	(25,567)

Net (decrease) increase in cash and cash equivalents	(44,300)	137,776

Cash and cash equivalents at beginning of period	862,464	518,082

Cash and cash equivalents at end of period	$818,164	$655,858

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(UNAUDITED) (continued)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011
Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$8,000	$104

Taxes	$-	$-

See notes to these unaudited condensed consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Innovative Food Holdings, Inc., and its wholly owned subsidiaries, Food Innovations, Inc. (“FII”), Food New Media Group, Inc. (“FNM”), Gourmet Foodservice Group, Inc. (“GFG”),  and 4 The Gourmet, Inc (d/b/a For The Gourmet, Inc.) (“Gourmet”) (collectively, the “Company, or “IVFH”),  have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  FNM currently holds the Company’s intellectual property rights related to its private label brand.  All material intercompany transactions have been eliminated upon consolidation of these entities.

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-K for the year ended December 31, 2011. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations to be expected for the full year.

2. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Business Activity

FII is in the business of providing premium white tablecloth restaurants with the freshest origin-specific perishables and specialty food products direct from its network of vendors to the end users (restaurants, hotels, country clubs, national chain accounts, casinos, and catering houses) within 24 - 72 hours.  For The Gourmet, through its website www.forthegourmet.com , and through additional sales channels, provides the highest quality gourmet food products to the retail consumer market under the For The Gourmet line We currently sell the majority of our products through a distributor relationship between FII and Next Day Gourmet, L.P., a subsidiary of U.S. Foods (“USF”), a $20 Billion broad line distributor.

Use of Estimates

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

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company’s current liabilities exceeded its current assets by $3,949,863 as of March 31, 2012.   However, the Company has reported a net loss for the three months ended March 31, 2012, due to non-cash items related to the revaluation of warrant liability and conversion option liability.

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

If the Company’s cash flow from operations is insufficient, the Company may require additional financing in order to execute its operating plan and continue as a going concern.  The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations. The Company has not made any adjustments to the unaudited condensed consolidated financial statements which would be necessary should the Company not be able to continue as a going concern.

Significant Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

3. ACCOUNTS RECEIVABLE

At March 31, 2012 and December 31, 2011, accounts receivable consists of:

	March 31, 2012	December 31, 2011
Accounts receivable from customers	$517,540	$504,744
Allowance for doubtful accounts	(10,995)	(11,044)
Accounts receivable, net	$506,545	$493,700

4. INVENTORY

Inventory consists of specialty products which are warehoused in Naples, Florida; and prepaid meat products held by Company’s meat vendors. At March 31, 2012 and December 31, 2011, finished goods inventory is as follows:

	March 31, 2012	December 31, 2011
Finished goods inventory	$25,342	$42,312

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

5. PROPERTY AND EQUIPMENT

A summary of property and equipment at March 31, 2012 and December 31, 2011, is as follows:

	March 31, 2012	December 31, 2011
Computer equipment	$321,716	$321,716
Furniture and fixtures	74,850	74,850
	396,566	396,566
Less accumulated depreciation and amortization	(381,221)	(378,344)
Total	$15,345	$18,222

Depreciation and amortization expense for property and equipment amounted to $2,877 and $4,362 for the three months ended March 31, 2012 and, 2011, respectively.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
Trade payables	$862,692	$891,785
Accrued payroll and commissions	36,071	34,005
Total accounts payable and accrued liabilities - non-related parties	$898,763	$925,790

At March 31, 2012 and December 31, 2011, accrued liabilities to related parties consisted of accrued payroll and payroll related benefits.

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

Certain of the accrued interest are convertible in to shares of the Company’s common stock at $0.005 per share. At March 31, 2012, convertible accrued interest was $709,554 which is convertible into 141,910,371 shares of common stock; at December 31, 2011, convertible accrued interest was $693,087 which was convertible into 139,697,371 shares of common stock.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

8. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

	March 31, 2012	December 31, 2011
Convertible secured note payable in the original amount of $350,000 originally payable to Alpha Capital Anstalt (f/k/a/ Alpha Cappital Aktiengesselschaft) (“Alpha Capital”), dated February 25, 2005. This note consists of $100,000 outstanding under a previous note payable which was cancelled on February 25, 2005, and $250,000 of new borrowings. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note entered technical default status on May 16, 2005.  The note originally carried interest at the rate of 8% per annum, and was due in full on February 24, 2007.  Upon default, the note’s interest rate increased to 15% per annum, and the note became immediately due. This note contains a cross default provision. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $250,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a conversion price of $0.005 per share. Interest in the amount of $5,255 and $6,805 was accrued on this note during the three months ended March 31, 2012 and 2011, respectively. During the twelve months ended December 31, 2006 the note holder converted $5,000 into shares of common stock. During the twelve months ended December 31, 2006 the holder of the note converted $27,865 of accrued interest into common stock. In April 2009, the noteholder agreed to waive the default interest rate of 15%, and the note resumed accruing interest at the rate of 8% per annum. During the year ended December 31, 2011, the note holder converted $81,500 of principal and $46,793 of accrued interest into 25,658,616 shares of common stock. This note was initially past due at December 31, 2008. This note was previously extended until January 1, 2010. During the three months ended June 30, 2010, the note holder agreed to further extend the maturity date of this note until April 15, 2011. This note is past due as of March 31, 2012 and December 31, 2011.
	$263,500	$263,500

Reference is made to the convertible note in the amount of $38,000 originally payable to Whalehaven Capital Fund, Ltd. (“Whalehaven”), dated December 21, 2006, disclosed in prior reports. On September 21, 2011, a portion of that note was sold to Alpha in the amount of $21,478 of principal and accrued interest in the amount of $13,938. Interest in the amount of $429 and $0 was accrued on this note during the three months ended March 31, 2012 and 2011, respectively. This note is past due at March 31, 2012 and December 31, 2011.	21,478	21,478

Reference is made to the convertible note in the amount of $38,000 originally payable to Whalehaven, dated December 21, 2006, disclosed in prior reports. On September 21, 2011, a portion of that note was sold to Osher Capital Partners LLC in the amount of $9,638 of principal and accrued interest in the amount of $6,254. Interest in the amount of $191 and $0 was accrued on this note during the three months ended March 31, 2012 and 2011, respectively. This note is past due at March 31, 2012 and December 31, 2011.	9,638	9,638

Reference is made to the convertible note in the amount of $38,000 originally payable to Whalehaven, dated December 21, 2006, disclosed in prior reports. On September 21, 2011, a portion of that note was sold to Assameka Capital Inc. in the amount of $6,884 of principal and accrued interest in the amount of $4,467. Interest in the amount of $138 and $0 was accrued on this note during the three months ended March 31, 2012 and 2011, respectively. This note is past due at March 31, 2012 and December 31, 2011.	6,884	6,884

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

	March 31, 2012	December 31, 2011
Reference is made to the convertible note payable in the amount of $50,000 to Whalehaven dated February 25, 2005, disclosed in prior reports. On September 21, 2011, a portion of that note was sold to Alpha in the amount of $22,609 of principal and accrued interest in the amount of $7,778. Interest in the amount of $452 and $0 was accrued on this note during the three months ended March 31, 2012 and 2011, respectively. This note is past due at March 31, 2012 and December 31, 2011.	22,609	22,609

Reference is made to the convertible note payable in the amount of $50,000 to Whalehaven dated February 25, 2005, disclosed in prior reports. On September 21, 2011, a portion of that note was sold to Osher Capital Partners LLC in the amount of $10,145 of principal and accrued interest in the amount of $3,490. Interest in the amount of $202 and $0 was accrued on this note during the three months ended March 31, 2012 and 2011, respectively. This note is past due at March 31, 2012 and December 31, 2011.	10,145	10,145

Reference is made to the convertible note payable in the amount of $50,000 to Whalehaven dated February 25, 2005, disclosed in prior reports. On September 21, 2011, a portion of that note was sold to Assameka Capital, Inc. in the amount of $7,246 of principal and accrued interest in the amount of $2,493. Interest in the amount of $144 and $0 was accrued on this note during the three months ended March 31, 2012 and 2011, respectively. This note is past due at and March 31, 2012 and December 31, 2011.	7,246	7,246

Convertible note payable in the original amount of $30,000 to Huo Hua dated May 9, 2005. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006.  The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005 and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share.  Interest in the amount of $408 and $395 was accrued on this note during the three months ended March 31, 2012 and 2011, respectively. During the twelve months ended December 31, 2006, the note holder converted $10,000 of principal into common stock.  This note is past due at March 31, 2012 and December 31, 2011.
	20,000	20,000

Convertible secured note payable in the amount of $120,000 to Alpha Capital dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default as of November 13, 2005.  The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. This note contains a cross default provision. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $120,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $1,721 and $1,972 was accrued on this note during the three months ended March 31, 2012 and 2011, respectively. During the year ended December 31, 2010, the noteholder converted principal in the amount of $20,000 into common stock. During the year ended December 31, 2009, the noteholder agreed to waive the default interest rate of 15%, and the note resumed accruing interest at the rate of 8% per annum.  Also during the year ended December 31, 2009, the noteholder agreed to extend the maturity date of this note until January 1, 2010. During the year ended December 31, 2010, the noteholder agreed to extend the maturity date of this note until June 15, 2010.  This note is past due at March 31, 2012 and December 31, 2011.
	100,000	100,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

	March 31, 2012	December 31, 2011
Reference is made to the convertible secured note payable orginally in the amount of $30,000 to Whalehaven Capital dated August 25, 2005, disclosed in prior reports. On September 21, 2011, a portion of this note was sold to Alpha in the amount of $15,287 of principal and accrued interest in the amount of $1,342. Interest in the amount of $305 and $0 was accrued on this note during the three months ended March 31, 2012 and 2011, respectively. This note is past due at March 31, 2012 and December 31, 2011.	15,287	15,287

Reference is made to the convertible secured note payable in the amount of $30,000 to Whalehaven Capital dated August 25, 2005, disclosed in prior reports. On September 21, 2011, a portion of this note was sold to Osher Capital Partners LLC in the amount of $6,860 of principal and accrued interest in the amount of $602. Interest in the amount of $138 and $0 was accrued on this note during the three months ended March 31, 2012 and 2011, respectively. This note is past due at March 31, 2012 and December 31, 2011.	6,860	6,860

Reference is made to the convertible secured note payable in the amount of $30,000 to Whalehaven Capital dated August 25, 2005, disclosed in prior reports. On September 21, 2011, a portion of this note was sold to Assameka Capital, Inc. in the amount of $4,900 of principal and accrued interest in the amount of $430. Interest in the amount of $97 and $0 was accrued on this note during the three months ended March 31, 2012 and 2011, respectively. This note is past due at March 31, 2012 and December 31, 2011.	4,900	4,900

Convertible secured note payable in the original amount of $25,000 to Asher Brand, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default as of November 13, 2005.  The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. This note contains a cross default provision.  The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.005 per share.  Interest in the amount of $100 and $296 was accrued on this note during the three months ended March 31, 2012 and 2011, respectively. During the twelve months ended December 31, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock, and during the twelve months ended December 31, 2008, the holder of the note converted an additional $3,000 of principal into common stock. During the year ended December 31, 2009, the noteholder converted $2,000 of principal and $1,058 of accrued interest into common stock. During the year ended December 31, 2009, the noteholder agreed to waive the default interest rate of 15%, and the note resumed accruing interest at the rate of 8% per annum.  Also, during the year ended December 31, 2009, the noteholder agreed to extend the maturity date of this note until January 1, 2010. During the year ended December 31, 2010 the noteholder converted $3,000 of principal and $1,043 of accrued interest into common stock. During the year ended December 31, 2011, the noteholder converted  $10,000 of principal and $5,858 of accrued interest into common stock. Also, during the year ended December 31, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011. This note is past due at March 31, 2012 and December 31, 2011.
	5,000	5,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

March 31, 2012	December 31, 2011
Convertible secured note payable in the amount of $10,000 to Lane Ventures dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default at November 13, 2005.  The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. This note contains a cross default provision. The note is convertible into common stock of the Company at a conversion price of $0.005 per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November, 2005.  Accrued interest is convertible into common stock of the Company at a price of $0.005 per share. Interest in the amount of $120 and $119 was accrued on this note during the three months ended March 31, 2012 and 2011, respectively.   During the twelve months ended December 31, 2006, the holder of the note converted $4,000 of principal and $1,467 of accrued interest into common stock.  In April 2009, the noteholder agreed to waive the default interest rate of 15%, and the note resumed accruing interest at the rate of 8% per annum.  Also in April 2009, the noteholder agreed to extend the maturity date of this note until January 1, 2010. During the year ended December 31, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011. This note is past due at March 31, 2012 and December 31, 2011.
6,000	6,000

Secured note payable in the amount of $120,000 to Alpha Capital, dated February 7, 2006. The note originally carried interest at the rate of 15% per annum, and was originally due in full on February 7, 2007. The Company was not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable. During the three months ended September 30, 2007, the Company extended the due date of the note one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholder to convert the notes and accrued interest into common stock of the Company at a rate of $0.005 per share. This note entered technical default on October 31, 2007.  The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $95,588 and amortized this discount to interest expense when the note entered default status in October 2007. On March 12, 2008, the Company extended this note to March 4, 2009.  As consideration for the extension of this notes, the Company issued five-year warrants as follows: warrants to purchase 24,000,000 shares of common stock at $0.0115 per share; 6,000,000 shares of common stock at $0.011 per share; and 2,400,000 shares of common stock at $0.005 per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $126,465. This transaction was accounted for as an extinguishment of debt, and a loss of $126,465 was charged to operations during the twelve months ended December 31, 2008.  Interest in the amount of $4,488 and $4,439 was accrued on this note during each of the three months ended March 31, 2011 and 2010, respectively. In January 2009, the noteholder agreed to extend the maturity date of this note to April 16, 2009.   In April 2009, the noteholder agreed to waive the default interest rate of 20%, and the note resumed accruing interest at the rate of 8% per annum.  Also in April 2009, the noteholder agreed to extend the maturity date of this note until April 16, 2009.  This note is past due at December 31, 2009. This note contains a cross default provision. During the year ended December 31, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011. This note is past due as of March 31, 2012 and December 31, 2011.
120,000	120,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

March 31, 2012	December 31, 2011
Reference is made to the secured note payable in the amount of $30,000 to Whalehaven dated February 7, 2006, disclosed in prior reports. On September 21, 2011, a portion of that note was sold to Alpha in the amount of $16,957 of principal and accrued interest in the amount of $15,070. Interest in the amount of $634 and $0 was accrued on this note during the three months ended March 31, 2011 and 2010, respectively.  The portion sold to Alpha Capital Anstalt of the note included warrants to purchase 3,391,304 shares of common stock at $0.0115 per share; 847,826 shares of common stock at $0.011 per share; and 339,130 shares of common stock at $0.005 per share. This note is past due at March 31, 2012 and  December 31, 2011.
16,957	16,957

Reference is made the secured note payable in the amount of $30,000 to Whalehaven dated February 7, 2006, disclosed in prior reports. On September 21, 2011, a portion of that note was sold to Osher Capital Partners LLC in the amount of $7,609 of principal and accrued interest in the amount of $6,762. Interest in the amount of $285 and $0 was accrued on this note during the three months ended March 31, 2012 and 2011, respectively. The portion sold to Osher Capital Partners LLC of the note included  warrants to purchase 1,521,739 shares of common stock at $0.0115 per share; 380,435 shares of common stock at $0.011 per share. This note is past due at March 31, 2012 and December 31, 2011.
7,609	7,609

Reference is made to the secured note payable in the amount of $30,000 to Whalehaven dated February 7, 2006, disclosed in prior reports. On September 21, 2011, a portion of that note was sold to Assameka Capital, Inc. in the amount of $5,435 of principal and accrued interest in the amount of $4,830. Interest in the amount of $203 and $0 was accrued on this note during the three months ended March 31, 2012 and 2011, respectively. The portion sold to Assameka Capital, Inc. of the note included 152,174 shares of common stock at $0.005 per share, and warrants to purchase 1,086,957 shares of common stock at $0.0115 per share; 271,739 shares of common stock at $0.011 per share; and 108,696 shares of common stock at $0.005 per share. This note is past due at March 31, 2012 and December 31, 2011.
5,435	5,435

Twenty-nine convertible notes payable in the amount of $4,500 each to Sam Klepfish, the Company’s CEO and a related party, dated the first of the month beginning on November 1, 2006, issued pursuant to the Company’s then employment agreement with Mr. Klepfish, which provided that the amount of $4,500 in salary is accrued each month to a note payable. These notes bear interest at the rate of 8% per annum and have no due date. These notes and accrued interest are convertible into common stock of the Company at a rate of $0.005 per share.  Beneficial conversion features in the aggregate amount of $9,000 for the year ended December 31, 2006, $39,190 for the year ended December 31, 2007, and $58,464 for the year ended December 31, 2008 was calculated using the Black-Scholes valuation model.  Since these notes are payable on demand, the value of these discounts were charged immediately to interest expense. During the year ended December 31, 2011, the noteholder converted $12,000 of accrued interest into 2,400,000 shares of common stock.  Interest in the aggregate amount of $2,603 and $2,575 was accrued on these notes during the three months ended March 31, 2012 and 2011, respectively.
130,500	130,500

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

March 31, 2012	December 31, 2011
Secured note payable in the amount of $10,000 to Alpha Capital, dated May 19, 2006. The note originally carried interest at the rate of 15% per annum, and was originally due in full on November 19, 2006. The Company is not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at February 20, 2006. At that time, the interest rate increased to 20% and the note became immediately due and payable. During the three months ended September 30, 2007, the Company extended the due date of the note one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholder to convert the notes and accrued interest into common stock of the Company at a rate of $0.005 per share. This note entered technical default on October 31, 2007. The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $7,966 and amortized this discount to interest expense when the note entered default status in October 2007.  On March 12, 2008, the Company extended this note to March 4, 2009.  As consideration for the extension of this note, the Company issued five-year warrants as follows: warrants to purchase 2,000,000 shares of common stock at $0.0115 per share; 500,000 shares of common stock at $0.011 per share; and 200,000 shares of common stock at $0.005 per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $10,539. This transaction was accounted for as an extinguishment of debt, and a loss of $10,539 was charged to operations during the twelve months ended December 31, 2008.  Interest in the amount of $373 and $369 was accrued on this note during the three months ended March 31, 2012 and 2011, respectively.  During the year ended December 31, 2009, the noteholder agreed to waive the default interest rate of 20%, and the note resumed accruing interest at the rate of 15% per annum.  Also, during the year ended December 31, 2009, the noteholder agreed to extend the maturity date until January 1, 2010. During the year ended December 31, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011.  This note contains a cross default provision. This note is past due at March 31, 2012 and December 31, 2011.
10,000	10,000

Convertible secured note payable in the amount of $200,000 to Alpha Capital, dated December 31, 2008.  This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011.  Principal and accrued interest is convertible into common stock of the Company at the rate of $0.005 per share.  Also issued with this note are warrants to purchase 40,000,000 shares of the Company’s common stock at a price of $0.005 per share.  The Company calculated a discount to the note in the amount of $200,000, and recorded $0 and $35,094 amortization for the three months ended March 31, 2012 and 2011, respectively.   Interest in the aggregate amount of $128 and $1,894 was accrued on this note during the three months ended March 31, 2012 and 2011, respectively.  During the years ended December 31, 2011, 2010, and 2009, the Company made principal payments on this note in the amount of $88,000,  $80,000 and $16,000, respectively.  During the three months ended March 31, 2012, the Company made principal payment on this note in the amount of $16,000 and a payment of $8,000 on accrued interest. This note contains a cross default provision. This note was past due at December  31, 2011.   This note was paid off in the first quarter of 2012.
-	16,000

Convertible secured note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $230,000 to Alpha Capital, dated January 1, 2009.  This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011.  Principal and accrued interest are convertible into shares of common stock of the Company at a rate of $0.005 per share.  The Company calculated a discount to the note in the amount of $230,000, and recorded $0 and $46,131 amortization for this discount during the three months ended March 31, 2012 and 2011, respectively.  Interest in the aggregate amount of $4,588 and $4,538 was accrued on this note during the three months ended March 31, 2012 and 2011, respectively.  This note contains a cross default provision.  This note is past due as of March 31, 2012 and December 31, 2011.
230,000	230,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

	March 31, 2012	December 31, 2011
Reference is made to the convertible secured note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $38,000 to Whalehaven Capital, dated January 1, 2009, disclosed in prior reports. On September 21, 2011, a portion of that note was sold to Alpha in the amount of $21,478 of principal and accrued interest in the amount of $7,674. Interest in the aggregate amount of $429 and $0 was accrued on this note during the three months ended March 31, 2012 and 2011, respectively. This note is past due at March 31, 2012 and December 31, 2011.	21,478	21,478

Reference is made to the convertible secured note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $38,000 to Whalehaven Capital, dated January 1, 2009, disclosed in prior reports.  On September 21, 2011, a portion of that note was sold to Osher Capital Partners LLC in the amount of $9,638 of principal and accrued interest in the amount of $3,443. Interest in the aggregate amount of $191 and $0 was accrued on this note during the three months ended March 31, 2012 and 2011, respectively.  This note is past due at March 31, 2012 and December 31, 2011.
	9,638	9,638

Reference is made to the convertible secured note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $38,000 to Whalehaven Capital, dated January 1, 2009, disclosed in prior reports.   On September 21, 2011, a portion of that note was sold to Assameka Capital, Inc. in the amount of $6,884 of principal and accrued interest in the amount of $2,460. Interest in the aggregate amount of $138 and $0 was accrued on this note during the three months ended March 31, 2012 and 2011, respectively.  This note is past due at March 31, 2012 and December 31, 2011.
	6,884	6,884

Convertible secured note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $25,310 to Momona Capital, dated January 1, 2009.  This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011.  Principal and accrued interest is convertible into shares of common stock of the Company at a rate of $0.005 per share.  The Company calculated a discount to the note in the amount of $25,310, and recorded  $0 and $5,076 amortization for this discount during the three months ended March 31, 2012 and 2011, respectively.  Interest in the aggregate amount of $505 and $499 was accrued on this note during the three months ended March 31, 2012 and 2011, respectively.  This note contains a cross default provision. This note is past due as of March 31, 2012 and December 31, 2011.
	25,310	25,310

Convertible secured note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $10,124 to Lane Ventures, dated January 1, 2009.  This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011.  Principal and accrued interest is convertible into shares of common stock of the Company at a rate of $0.005 per share.  The Company calculated a discount to the note in the amount of $10,124, and recorded $0 and $2,031 amortization for this discount during the three months ended March 31, 2012 and 2011, respectively.  Interest in the aggregate amount of $202 and $200 was accrued on this note during the three months ended March 31, 2012 and 2011, respectively. This note contains a cross default provision. This note is past due as of March 31, 2012 and December 31, 2011.
	10,124	10,124

	$1,093,482	$1,109,482

	For the Three Months Ended
	March 31,
	2012	2011
Discount on Notes Payable amortized to interest expense:	$-	$101,029

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
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

At March 31, 2012 and December 31, 2011, the Company had outstanding $1,093,482 and $1,109,482 in principal, respectively, of various convertible notes with embedded conversion options accounted for as free standing derivative financial instruments in accordance with ASC 815-10-05 and ASC 815-40-05. The fair value of these embedded conversion options was $1,604,150 and $1,245,761 at March 31, 2012 and December 31, 2011, respectively.  The fair value of these embedded conversion options were estimated at March 31, 2012 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.08-0.15%; expected dividend yield of 0%; expected option life of 10; and volatility of 112.43-118.22%. The fair value of these embedded conversion options were estimated at December 31, 2011 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.17-0.19%; expected dividend yield of 0%; expected option life of 10; and volatility 103.77-110.66%.   The expected term of 10 years was used for all notes in both periods because several of the notes are currently or have been in default, and accordingly the term of the note is deemed not relevant as a variable for the Black-Scholes calculation.  The Company revalues the conversion options at each reporting period, and charges any change in value to operations. During the three months ended March 31, 2012 and 2011, the Company recorded a loss of $378,435 and a gain of $77,726 respectively, due to the change in value of the conversion option liability.

When convertible notes payable are satisfied by payment or by conversion to equity, the Company revalues the related conversion option liability at the time of the payment or conversion.  The conversion option liability is then relieved by this amount, which is charged to additional paid-in capital.  During the three months ended March 31, 2012 and 2011, conversion option liabilities in the amounts of $20,046 and $32,993 were transferred from liability to equity due to the conversion or payment of the related convertible notes payable.

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

Extension of notes payable

The Company accounts for modifications of its notes payable according to the guidance in FASB ASC 470-50-40. Pursuant to ASC 470-50-40, changes to an existing note should be accounted for as an extinguishment of the note with resultant gain or loss if the present value of the cash flows from the new note varies by more than 10% from the present value of the cash flows from the original note.  ASC 470-50-40 provides an exception to this rule for the addition of conversion options accounted for as a derivative liability.

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

During the year ended December 31, 2009, the Company negotiated the extension of certain of its notes payable in the aggregate amount of $138,000.  The Company extended the maturity date of these notes until February 15, 2010.  During the year ended December 31, 2010, as described below the Company negotiated the extension of these notes payable, and the maturity dates of these notes to either June 15, 2010 or April 15, 2011.  The notes are past due as of March 31, 2012 and December 31, 2011.

During the year ended December 31, 2010, the Company negotiated the extension of nine of its notes payable in the aggregate amount of $617,000, to April 15, 2011.  The Company also negotiated the extension of two of its notes payable in the aggregate amount of $130,000 until June 15, 2010.   The notes are past due as of March 31, 2012 and December 31, 2011.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Embedded conversion features of notes payable:

The Company values embedded conversion features utilizing the Black-Scholes valuation model.  Conversion options are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our conversion option valuation assumptions at March 31, 2012 and 2011:

	March 31,
	2012	2011
Number of conversion options outstanding	218,696,200	318,258,200
Value at March 31,	$1,604,150	$2,354,846
Number of conversion options issued during the period	-	-
Value of conversion options issued during the period	$-	$-
Number of conversion options exercised or underlying notes paid during the period	3,200,000	4,800,000
Value of conversion options exercised or underlying notes paid during the period	$20,046	$32,993
Revaluation loss (gain) during the period	$378,435	$(77,726)

Black-Scholes model variables:
Volatility	112.43-118.22%	103.77-110.66%
Dividends	-	-
Risk-free interest rates	0.08-0.15%	0.17-0.19%
Term (years)	10	10

9. INCOME TAXES

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

10. EQUITY

At the annual meeting for the Company’s shareholders, on January 25, 2012, the proposal to authorize the Company’s Board of Directors to implement a reverse split of the outstanding common stock, at its discretion, in a ratio ranging from 40:1 to 60:1, was approved.   In addition, the proposal to authorize the Board of Directors to change the Company’s domicile from Florida to Delaware was approved.  As of the date of this filing, the Board of Directors has not consummated the reverse split or the change in domicile.

Common Stock

During the three months ended March 31, 2012, the Company did not have any issuances of common stock.

Treasury Stock

During the three months ended March 31, 2012, the Company did not have purchase any outstanding shares of the Company’s common stock.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Warrants

The following table summarizes the significant terms of warrants outstanding at March 31, 2012. These warrants may be settled in cash or via cashless conversion into shares of the Company’s common stock at the request of the warrant holder. These warrants were granted as part of a financing agreement:

Range of exercise prices	Number of warrants outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding warrants	Number of warrants exercisable	Weighted average exercise price of exercisable warrants
$0.0050	179,700,000	0.41	$0.0050	179,700,000	$0.0050

$0.0110	18,500,000	0.04	$0.0110	18,500,000	$0.0110

$0.0120	1,000,000	1.71	$0.0120	1,000,000	$0.012

$0.0115	74,000,000	0.67	$0.0115	74,000,000	$0.0115
	273,200,000	0.46	$0.0072	273,200,000	$0.0072

Transactions involving warrants are summarized as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Warrants exercisable at December 31, 2011	273,200,000	$0.007

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Warrants outstanding at March 31, 2012	273,200,000	$0.007

Options

The following table summarizes the changes outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
prices	outstanding	life (years)	options	exercisable	options
$0.0070	22,000,000	1.16	$0.0070	22,000,000	$0.0070

$0.0076	6,625,000	3.00	$0.0076	6,625,000	$0.0076

$0.0090	6,625,000	3.50	$0.0090	6,625,000	$0.0090

$0.0095	6,625,000	3.25	$0.0095	6,625,000	$0.0095

$0.0096	6,625,000	3.75	$0.0096	6,625,000	$0.0096

	48,500,000	2.89	$0.0080	48,500,000	$0.0080

  INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Transactions involving stock options are summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Options outstanding at December 31, 2011	48,500,000	$0.008

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at March 31, 2012	48,500,000	$0.008

Aggregate intrinsic value of options outstanding and exercisable at March 31, 2012 and 2011 was $172,925 and $61,064 respectively. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was  $0.0078 and $0.0079 as of March 31, 2012 and 2011, respectively, and the exercise price multiplied by the number of options outstanding. During the three months ended March 31, 2012 and 2011, the Company charged $0, to operations related to recognized stock-based compensation expense for employee stock options.

Accounting for warrants and stock options

The Company accounts for the issuance of common stock purchase warrants, stock options, and other freestanding derivative financial instruments in accordance with the provisions of FASB ASC 815-40-15. Based on the provisions of ASC 815-40-05, the Company classifies, as equity, any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contract that (i) require net-cash settlement or (ii) give the counterparty a choice of net-cash settlement in shares (physical or net-share settlement). At March 31, 2012 and 2011, the Company has no freestanding derivative financial instruments that require net cash settlement or give the counterparty a choice of net cash settlement or settlement in shares.

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

The accounting guidance shows that the warrants and stock options which are a derivative liability should be revalued each reporting period. The recorded value of such warrants and stock options can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants and stock options, as well as in the volatility of the stock price during the term used for observation and the term remaining for warrants. During the three months ended March 31, 2012 and 2011, the Company recognized a loss of $193,821 and a gain of $144,679, respectively, for the change in the fair value of the warrant liability and recorded the change in operations during the three months ended March 31, 2012  and 2011.  During the three months ended March 31, 2012 and 2011, the Company recognized a loss of $54,587 and a gain of $21,280, respectively, for the change in the fair value of the stock option liability and recorded these amounts in operations during the three months ended March 31, 2012 and 2011.

The Company valued warrants and options using the Black-Scholes valuation model utilizing the following variables:

	March 31,		December 31,
	2012		2011
Volatility	112.43-118.22.	%	92.52-114.30%
Dividends	$-		$-
Risk-free interest rates	0.05-0.15%		0.06-0.17%
Term (years)	0.01-3.75		0.01-5.00

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Insufficient Authorized but Unissued Shares of Common Stock

The Company has a potential obligation to issue 698,132,578 and 840,414,668 shares  of common stock upon the conversion of convertible notes and accrued interest, warrants and penalty shares issuable at March 31, 2012 and 2011, respectively.  The Company had 282,956,546 and 216,385,103 shares of common stock outstanding at March 31, 2012 and 2011, respectively, and 500,000,000 shares  of common stock authorized at March 31, 2012 and 2011.   The Company’s potential obligation to issue shares has exceeded its shares authorized by 481,089,124 and 556,799,711 shares at March 31, 2012 and 2011, respectively.

11. FAIR VALUE MEASUREMENTS

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of March 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Liabilities at fair value
Warrant liability	$-	$-	$694,835	$694,835
Option liability	-	-	216,770	216,770
Conversion option liability	-	-	1,604,150	1,604,150
Total	$-	$-	$2,515,755	$2,515,755

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of January 1, 2012	$1,908,470
Reclassification of notes payable conversion option liability to equity	(19,558)
Loss in change in fair value	626,843
Ending balance as of March 31, 2012	$2,515,755

12. SUBSEQUENT EVENTS

On April 6, 2012, the Company entered into an Extension Agreement with certain holders of convertible notes issued by the Company, which are past due, and warrants issued by the registrant, certain of which are set to expire shortly.  The agreement provides for among other things, (i) the extension of notes held by such parties to be extended to October 3, 2013; (ii) the waiver of any current defaults under such notes; (iii) an acknowledgement and agreement by the noteholders that upon execution of such Extension Agreement none of the notes are in default and, to the best knowledge of said parties,  there are no existing breaches pursuant to the terms of any note or Subscription Agreement between the parties that would cause a default under any of the notes; and (iv) the extension of the expiration date of certain warrants held by such parties until April 3, 2015.
On May 4, 2012 the Company's board of directors approved the issuance of compensation to its directors for 2011 and 2012 with all directors in office on December 31, 2011 receiving 5 million common stock options exercisable for five (5) years at an exercise price of $0.007 per share, being the closing market price on the date of grant.  The options issued for 2012 will vest on December 31, 2012 for those directors still in office on such date.

On May 11, 2012, the Company entered into a Subscription Agreement with one of its existing noteholders pursuant to which, among other things, the noteholder issued a secured convertible note in the face amount of $1,200,000 at a price of $1,080,000.  The note carries simple interest at an annual rate of 4.5% and is due in full by April 2015.  The note is convertible into the Company's common stock at a fixed conversion price of $0.02 per share.  The note has a predetermined paydown schedule, a 4 month grace period on repayments and allows for  prepayments at any time. The note also includes cross-default provisions; is secured by all of the Company's and its subsidiaries' assets; and is guaranteed by each of the subsidiaries. The proceeds of the note are for targeted acquisition purposes.   As part of the transaction, the Company also issued to the noteholder eight year warrants to purchase 23 million shares at an exercise price of $0.0002 per share. In addition, the Company issued up to an additional 12 million warrants at such price which can be exercised commencing May 11, 2013, up to an additional 15 million warrants exercisable commencing eight months thereafter, and up to an additional 25 million warrants exercisable commencing eight months thereafter.  Depending upon the outstanding balance of the note, it is possible that some, or even all, of these additional warrants may never become exercisable.  Both the note and warrants contain adjustments in the event of certain specified corporate events and blockers preventing the noteholder from owning more than 9.9% of the Company's common stock at any time.

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

(a) Warrants:

The Company values warrants using the Black-Scholes valuation model.  Warrants are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our warrants and warrant valuation assumptions at March 31, 2012 and 2011:

	March 31,
	2012	2011
Number of warrants outstanding	273,200,000	273,200,000
Value at March 31,	$694,835	$1,038,496
Number of warrants issued during the period	-	-
Value of warrants issued during the period	$-	$-
Revaluation loss (gain) during the period	$193,821	$(144,679)

Black-Scholes model variables:
Volatility	112.43-118.22%	103.37-110.66%
Dividends	$-	$-
Risk-free interest rates	0.08 -0.15%	0.17-0.18%
Term (years)	0.01-3.75	0.73-2.75

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

The Company values embedded conversion features utilizing the Black-Scholes valuation model.  Conversion options are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our Conversion options and conversion option valuation assumptions at March 31, 2012 and 2011:

	March 31,
	2012	2011
Number of conversion options outstanding	218,696,200	318,258,200
Value at March 31,	$1,604,150	$2,354,846
Number of conversion options issued during the period	-	-
Value of conversion options issued during the period	$-	$-
Number of conversion options exercised or underlying notes paid during the period	3,200,000	4,800,000
Value of conversion options exercised or underlying notes paid during the period	$20,046	$32,993
Revaluation loss (gain) loss during the period	$378,435	$(77,726)

Black-Scholes model variables:
Volatility	112.43– 118.22%	103.37-110.66%
Dividends	-	-
Risk-free interest rates	0.08-0.15%	0.17-0.18%
Term (years)	10	10

(c)   Stock options:

The Company accounts for options in accordance FASB ASC 718-40.  Options are valued upon issuance, and re-valued at each financial statement reporting date, utilizing the Black-Scholes valuation model.   Option expense is recognized over the requisite service period of the related option award. Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our options and option assumptions at March 31, 2012 and 2011:

	March 31,
	2012	2011
Number of vested options outstanding	63,500,000	63,500,000
Value at March 31,	$216,770	$315,439
Number of options issued during the period	-	-
Value of options issued during the period	$-	-
Number of options recognized during the period pursuant to SFAS 123(R)	-	-
Value of options recognized during the period pursuant to SFAS 123(R)	$-	$-
Revaluation loss (gain) during the period	$54,587	$(21,280)

Black-Scholes model variables:
Volatility	112.43-118-22%	103.37- 110.66%
Dividends	$-	$-
Risk-free interest rates	0.08 - 0.15%	0.17-0.18%
Term (years)	0.01-3.75	0.064-4.75

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

Transactions With a Major Customer

Transactions with a major customer and related economic dependence information is set forth (1) following our discussion of Liquidity and Capital Resources, (2) Concentrations of Credit Risk in Note 2 to the Condensed Consolidated Financial Statements, and (3) as the fourth item under Risk Factors.

Relationship with U.S. Foods

In February 2010, our subsidiary, Food Innovations, signed a new contract with U.S. Foods (“USF”).  This current contract with USF expires on December 31, 2012.  The contract is automatically renews for an additional 12-month term unless either party notifies the other in writing 30 days prior to the end date of its intent not to renew. We believe that although a significant portion of our sales occurs through the USF sales force, the success of the program is less contingent on a contract then on the actual performance and quality of our products. Other than our business arrangements with USF, we are not affiliated with either USF or its subsidiary, Next Day Gourmet, L.P. (“Next Day Gourmet”).

RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the three months ended March 31, 2012 and 2011.

This discussion may contain forward looking-statements that involve risks and uncertainties. Our future results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue

Revenue increased by $813,777 or approximately 33% to $3,285,307 for the three months ended March 31, 2012 from $2,471,530 in the prior three months ended March 31, 2011.  The increase was attributable to a significant increase in sales of specialty items, produce, meat and game, cheese and seafood, and with a smaller increase in poultry products.  We continue to assess the potential of new revenue sources from the manufacture and sale of proprietary food products and additional sales channel opportunities and will implement that strategy if, based on our analysis, we deem it beneficial to us.

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

Cost of goods sold

Our cost of goods sold for the three months ended March 31, 2012 was $2,611,982, an increase of $719,840 or approximately 38% compared to cost of goods sold of $1,892,142 for the three month ended March 31, 2011. Cost of goods sold is primarily made up of the following expenses for the three months ended March 31, 2012: cost of good of specialty, meat, game, cheese poultry and other sales categories in the amount of $1,820,969; and shipping expenses in the amount of $686,107.  The cost of goods sold increase is mainly associated with an increase in sales. The gross margin decreased in 2012 as compared to 2011 due to the addition of new product lines and due to the company’s strategy of pursuing market share in those product lines.

In 2012, we continued to aggressively price our products in order to gain market share and increase the number of our end users. We were successful in doing so and increased the number of our end users for the quarter by approximately 11% to more than 12,000 end users for the first quarter . We currently expect if market conditions remain constant that our cost of goods sold will stabilize and likely remain at historical levels in the first half of 2012.

Selling, general and administrative expenses

Selling, general, and administrative expenses increased by $204,075 or approximately 45%, to $659,637 during the three months ended March 31, 2012 compared to $455,562 for the three months ended March 31, 2011. Selling, general and administrative expenses were primarily made up of the following for the three months ended March 31, 2012: payroll and related expenses, including employee benefits, in the amount of $349,861; consulting and professional fees in the amount of $80,275; the change in fair value of the option liability in the amount of $54,587; facilities and related expenses in the amount of $28,106; insurance costs in the amount of $24,819; computer support expenses in the amount of $23,713; commissions expense in the amount of $23,038; office expense in the amount of $22,055; travel and entertainment expenses in the amount of $21,130; advertising expenses in the amount of $10,060; bad debt expense in the amount of $4,822; and amortization and depreciation expense in the amount of $2,877. The increase in selling, general, and administrative expenses was primarily due to an increase in a non-cash item the change in fair value of the option liability in the amount of $54,587 for the three months ended March 31, 2012, increased legal fees, annual meeting costs and accounting related costs.  We expect our legal fees to slightly increase in 2012 and our accounting fees in 2012 to remain constant.  We do however expect to increase our spending on advertising and marketing and web development fees in 2012.

Interest expense

Interest expense decreased by $130,034, or approximately 74%, from $176,103 during the three months ended March 31, 2011 to $46,069 for the three months ended March 31, 2012. Interest expense decreased during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 as the result of the settlement of notes payable that occurred in the year ended December 31, 2011.

Loss  from change in fair value of warrant liability

At March 31, 2012, the Company had outstanding warrants to purchase an aggregate of 273,200,000 shares of the Company’s common stock.  The Company revalued this warrant liability at March 31, 2012 at $694,835. This revaluation resulted in a loss of $193,821 which the Company charged to operations during the three months ended March 31, 2012.  This is an increase of $338,500 or approximately 234% compared to a gain of $144,679 from the revaluation of the warrant liability which the Company recorded during the three months ended March 31, 2011.

Gain and loss from change in fair value of conversion option liability

At March 31, 2012 the Company had outstanding a liability to issue an aggregate of 218,696,200 shares of the Company’s common stock pursuant to convertible notes payable.  The Company revalued this liability at March 31, 2012 at $1,604,150.  This revaluation resulted in a loss of $378,435, which the Company included in operations for the three months ended March 31, 2012.  This is an increase of $456,161 or approximately 587% compared to a gain of $77,726 from the revaluation of the conversion option liability which the Company recorded during the three months ended March, 31 2011.

Net Income (loss)

For the reasons above, the Company had a net loss for the three months ended March 31, 2012 of $604,637, a decrease of $774,765 compared to a net income of $170,128 during the three months ended March 31, 2011.

 Liquidity and Capital Resources

As of March 31, 2012, the Company had current assets of $1,355,471, consisting of cash of $818,164, trade accounts receivable of $506,545, inventory of $25,342, and other current assets of $5,420.  Also at March 31, 2012, the Company had current liabilities of  $5,305,334, consisting of accounts payable and accrued liabilities of $986,543 (of which $87,780 is payable to a related party); accrued interest of $677,555; accrued interest – related parties of $31,999; current portion of notes payable, net of discounts of $962,982; current portion of notes payable – related parties, net of discounts of $130,500; warrant liability of $694,835; option liability of $216,770; and conversion option liability of $1,604,150.

During the three months ended March 31, 2012, the Company had cash used in operating activities of $28,300.  This consisted of the Company’s net loss of $604,637, offset by charges to operations $2,877 for depreciation and amortization, $21,864 for the amortization of the discount on accrued convertible interest, $193,821 loss for the revaluation of the warrant liability, $378,435 loss for the revaluation of the conversion option liability, and a $54,587 loss for the revaluation of the option liability.  The Company’s results also reflect a increase in working capital deficiency of $559,850

The Company had cash used by financing activities of $16,000, in 2012, which consisted of principal payments on debt of $16,000.

Historically, our primary cash requirements have been used to fund the cost of operations, with additional funds having been used in promotion and advertising and in connection with the exploration of new business lines.

The Company’s current liabilities exceeded its current assets by $3,949,863 as of March 31, 2012.  By adjusting its operation and development to the level of available resources, management believes it has sufficient capital resources to meet projected cash flow through the next twelve months. The Company also intends to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines. However, if thereafter, the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.  Currently, we do not have any material long-term obligations other than those described in Note 8 to the financial statements included in this report. As we seek to increase our sales of perishables, as well as identify new and other consumer oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

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

The independent auditors’ reports on our December 31, 2011 and 2010 financial statements included in our Annual Report on Form 10-K for the two years then ended states that our working capital deficiency raises substantial doubts about our ability to continue as a going concern.

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

Subsequent Event

For a discussion of events which occurred subsequent to the end of the quarter but which may impact our performance going forward, see Notes to Condensed Consolidated Financial Statements – Note 12.

RISK FACTORS

The Company’s business and success is subject to numerous risk factors as detailed in its Annual Report on Form 10-K for the year ended December 31, 2011 which is available at no cost at www.sec.gov.

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

Item 4. Mine Safety Disclosures.

Note applicable.

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

SIGNATURE	TITLE	DATE

/s/Sam Klepfish	Chief Executive Officer	May 15, 2012
Sam Klepfish

/s/ John McDonald	Principal Financial Officer	May 15, 2012
John McDonald