Form 10-Q
period 2012-09-30
INNOVATIVE FOOD HOLDINGS INC
filed 2012-11-21
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended September 30, 2012

☐  Transition report pursuant to Section 13 or 15(d) of the Exchange Act
For the transition period from _________ to _________.

Commission File Number: 0-9376

INNOVATIVE FOOD HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	20-1167761 (IRS Employer I.D. No.)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,023,801 shares of common stock outstanding  (post reverse-split) as of November 20, 2012.

INNOVATIVE FOOD HOLDINGS, INC.

Pursuant to an Order issued by the Securities and Exchange Commission on November 14, 2012 in Securities Exchange Release No. 68224, the registrant is filing its Quarterly Report on 10-Q for the quarter ended September 30, 2012 on or before November 21, 2012 due to delays in filing caused by the after-effects of Hurricane Sandy which kept the registrant’s legal counsel and registered accounting firm, which are both based in New York City, from accessing their respective offices for the following week. Accordingly, pursuant to such Order, this filing shall be deemed timely.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
ASSETS	(unaudited)
Current assets

Cash and cash equivalents	$716,200	$862,464
Accounts receivable, net	865,018	493,700
Inventory	503,033	42,312
Other current assets	13,753	5,420

Total current assets	2,098,004	1,403,896

Property and equipment, net	163,850	18,222
Trade name	217,000	-
Non-compete	228,750	-
Customer relationships	394,250	-
Goodwill	151,000	-

Total assets	$3,252,854	$1,422,118

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable and accrued liabilities	$1,098,790	$925,790
Accrued liabilities - related parties	75,280	157,080
Accrued interest, net	696,947	663,691
Accrued interest - related parties, net	37,234	29,396
Notes payable, current portion, net of discount	283,698	978,982
Notes payable - related parties, current portion	130,500	130,500
Warrant liability	1,532,424	500,825
Options liability	308,544	161,884
Conversion option liability	1,284,577	1,245,761
Contingent purchase price liability	131,000	-
Total current liabilities	5,578,994	4,793,909

Note payable - long term portion, net of discount	938,552	-
Total liabilities	6,517,546	4,793,909

(Deficiency in) stockholder's equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 5,873,801 shares issued (post reverse-split) and 5,659,130 shares outstanding (post reverse-split) at September 30, 2012 and December 31, 2011, respectively	587	587
Additional paid-in capital	3,867,440	3,774,287
Common stock subscribed	68,336	61,034
Treasury stock, 304 and 304 shares outstanding (post reverse-split)	(99)	(99)
Accumulated deficit	(7,200,956)	(7,207,600)
Total (deficiency in) stockholder's equity	(3,264,692)	(3,371,791)

Total liabilities and (deficiency in) stockholders' equity	$3,252,854	$1,422,118

 See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Revenue	$5,130,418	$2,892,204	$12,768,596	$8,140,010

Cost of goods sold	3,872,444	2,404,888	9,645,040	6,335,738
Gross profit	1,257,974	487,316	3,123,556	1,804,272

Selling, general and administrative expenses	908,235	573,798	2,690,044	1,502,517
Total operating expenses	908,235	573,798	2,690,044	1,502,517

Operating income	349,739	(86,482)	433,512	301,755

Other (income) expense:
Interest expense	67,282	117,427	166,033	503,526
(Gain) from the extinguishment of debt	-	-	-	(165,325)
Cost of warrant extension	-	-	842,100	-
(Gain) loss from change in fair value of warrant liability	(652,644)	(64,032)	(383,467)	(363,500)
(Gain) loss from change in fair value of conversion option liability	(665,802)	1,769	(197,798)	(264,032)
Total other (income) expense	(1,251,164)	55,164	426,868	(289,331)

Income (Loss) before income taxes	1,600,903	(141,646)	6,644	591,086

Income tax expense	-	-	-	-

Net income (loss)	$1,600,903	$(141,646)	$6,644	$591,086

Net income (loss) per share - basic	$0.282	$(0.032)	$0.001	$0.141

Net income (loss) per share - diluted	$0.097	$(0.032)	$(0.012)	$0.040

Weighted average shares outstanding - basic	5,673,844	4,421,192	5,673,844	4,193,478

Weighted average shares outstanding - diluted	10,391,635	4,421,192	10,391,635	14,934,775

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2012	2011

Cash flows from operating activities:
Net income	$6,644	$591,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,313	10,938
Amortization of discount on notes payable	6,408	292,546
Amortization of discount on accrued interest	62,085	118,764
Interest capitalized to note payable	13,551
Value of shares issued in settlement	7,302	-
Value of options issued to officer and directors	186,299	-
Value of extension of term of warrants	842,100	-
Gain on the extinguishment of debt and accrued interest	-	(165,325)
Allowance for bad debt	-	136,550
Change in fair value of warrant liability	(383,467)	(363,500)
Change in fair value of option liability	(39,937)	(77,660)
Change in fair value of conversion option liability	(197,798)	(264,032)
Changes in assets and liabilities:
Accounts receivable, net	90,923	27,235
Inventory and other current assets, net	(174,369)	20,734
Accounts payable and accrued expenses - related party	(73,962)	(128,522)
Accounts payable and accrued expenses	(366,393)	71,356
Net cash provided by operating activities	48,699	270,170

Cash flows from investing activities:
Payment to acquire Artisan Specialty Foods, net of cash received	(1,176,605)	-
Proceeds received on loan	-	1,500
Purchase of treasury stock	-	(99)
Acquisition of property and equipment	(40,747)	(8,468)
Net cash used in investing activities	(1,217,352)	(7,067)

Cash flows from financing activities:
Proceeds from issuance of notes payable	1,080,000	-
Principal payments on debt	(57,611)	(177,112)
Principal payments on notes payable - related parties	-	(50,000)
Net cash provided by (used in) financing activities	1,022,389	(227,112)

(Decrease) increase in cash and cash equivalents	(146,264)	35,991

Cash and cash equivalents at beginning of period	862,464	518,082

Cash and cash equivalents at end of period	$716,200	$554,073

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(UNAUDITED) (continued)

	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$34,652	$31,501

Taxes	$-	$-

Conversion of notes payable and accrued interest to common stock	$-	$32,355

Conversion of notes payable and accrued interest to common stock subscribed	$-	$210,494

Commitment to issue shares charged to common stock subscribed	$7,302	$114,377

See notes to these unaudited condensed consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-K for the year ended December 31, 2011. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results of operations to be expected for the full year.

2. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Business Activity

FII is in the business of providing premium white tablecloth restaurants with the freshest origin-specific perishables and specialty food products direct from its network of vendors to the end users (restaurants, hotels, country clubs, national chain accounts, casinos, and catering houses) within 24 - 72 hours. For The Gourmet Inc., through its website www.forthegourmet.com, and through additional sales channels, provides the highest quality gourmet food products to the retail consumer market under the For The Gourmet line.

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

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company’s current liabilities exceeded its current assets by $3,480,990 as of September 30, 2012.

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
September 30, 2012
(Unaudited)

Pro forma results

The following tables set forth the unaudited pro forma results of the Company as if the acquisition of Artisan  had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Total revenues	$5,130,418	$3,787,512	$15,325,509	$7,852,082
Net income attributable to Innovative Food Holdings, Inc.	1,600,903	(175,045)	141,587	879,787
Basic net income (loss) per common share	$0.279	$(0.04)	$0.025	$0.210
Diluted net income (loss) per common share	$0.147	$(0.040)	$0.013	$0.059
Weighted average shares - basic	5,673,844	4,421,192	5,673,844	4,193,478
Weighted average shares - diluted	10,768,969	4,421,192	10,768,969	14,934,775

4. ACCOUNTS RECEIVABLE

At September 30, 2012 and December 31, 2011, accounts receivable consists of:

	September 30, 2012	December 31, 2011
Accounts receivable from customers	$899,731	$504,744
Allowance for doubtful accounts	(34,713)	(11,044)
Accounts receivable, net	$865,018	$493,700

5. INVENTORY

Inventory consists of specialty products which are warehoused in Naples, Florida and Lyons, Illinois, and  other products held by Company’s vendors. At September 30, 2012 and December 31, 2011, finished goods inventory is as follows:
	September 30, 2012	December 31, 2011
Finished goods inventory	$503,033	$42,312

 6. PROPERTY AND EQUIPMENT

A summary of property and equipment at September 30, 2012 and December 31, 2011, is as follows:

	September 30, 2012	December 31, 2011
Computer Equipment	$425,352	$321,716
Warehouse Equipment	7,733	-
Furniture and Fixtures	109,184	74,850
Vehicles	33,238	-
	575,507	396,566
Less accumulated depreciation and amortization	(411,657)	(378,344)
Total	$163,850	$18,222

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Depreciation and amortization expense for property and equipment amounted to $18,627 and $3,086 for the three months ended September 30, 2012 and, 2011, respectively.  Depreciation and amortization expense amounted to $33,313 and $10,938 for the nine months ended September 30, 2012 and, 2011, respectively.

7.  INTANGIBLE ASSETS

The Company acquired certain  intangible assets pursuant to the acquisition of Artisan Specialty Foods (see note 3). The following is the net book value of these assets:

	September 30, 2012
		Accumulated
	Gross	Amortization	Net

Trade Name	$217,000	$-	$217,000
Non-Compete Agreement	244,000	(15,250)	228,750
Customer Relationships	415,000	(20,750)	394,250
Goodwill	151,000	-	151,000

	$1,027,000	$(36,000)	$991,000

The trade name is not considered a finite-lived asset, and is not being amortized.  The non-compete agreement is being amortized over a period of 48 months; during the three and nine months ended September 30, 2012, the Company recognized amortization expense in the amount of $15,250 on the non-compete agreement. The customer relationships acquired in the Artisan acquisition –are being amortized over a period of 60 months; during the three and nine months ended September 30, 2012, the Company recognized amortization expense in the amount of $20,750 on the customer relationships.  The Company periodically evaluates the amount of goodwill acquired in the Artisan acquisition, and will charge to operations any impairment in this value should an impairment exist. At September 30, 2012, the Company did not recognize an impairment in the value of its goodwill..

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Trade payables	$1,095,644	$891,785
Accrued payroll and commissions	3,146	34,005
Total accounts payable and accrued liabilities - non-related parties	$1,098,790	$925,790

At September 30, 2012 and December 31, 2011, accrued liabilities to related parties consisted of accrued payroll and payroll related benefits.

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

Certain of the accrued interest are convertible in to shares of the Company’s common stock at $0.25  per share (post reverse-split). At September 30, 2012, convertible accrued interest was $734,181 (including $37,234 to a related party),  which is convertible into 2,918,673 shares (post reverse-split) of common stock; at December 31, 2011, convertible accrued interest was $693,087 (including $29,396 to a related party) which was convertible into  2,772,348  shares (post reverse-split) of common stock.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

10. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

September 30, 2012	December 31, 2011
Convertible secured note payable in the original amount of $350,000 originally payable to Alpha Capital Anstalt (f/k/a/ Alpha Capital Aktiengesselschaft) (“Alpha Capital”), dated February 25, 2005. This note consists of $100,000 outstanding under a previous note payable which was cancelled on February 25, 2005, and $250,000 of new borrowings. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note entered technical default status on May 16, 2005.  The note originally carried interest at the rate of 8% per annum, and was due in full on February 24, 2007.  Upon default, the note’s interest rate increased to 15% per annum, and the note became immediately due. This note contains a cross default provision. The note is convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. A beneficial conversion feature in the amount of $250,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005. Accrued interest is convertible into common stock of the Company at a conversion price of $.25 (post reverse-split) per share. Interest in the amount of  $5,313 and $6,532 was accrued on this note during the three months ended September 30, 2012 and 2011, respectively. Interest in the amount of $15,284 and $19,996 was accrued on this note during the nine months ended September 30, 2012 and 2011, respectively.  During the twelve months ended December 31, 2006 the note holder converted $5,000 into shares of common stock. During the twelve months ended December 31, 2006 the holder of the note converted $27,865 of accrued interest into common stock. In April 2009, the noteholder agreed to waive the default interest rate of 15%, and the note resumed accruing interest at the rate of 8% per annum. During the year ended December 31, 2011, the note holder converted $81,500 of principal and $46,793 of accrued interest into 513,172 (post reverse-split) shares of common stock. This note was initially past due at December 31, 2008. This note was previously extended until January 1, 2010. During the three months ended June 30, 2010, the note holder agreed to further extend the maturity date of this note until April 15, 2011.   During the three months ended June 30, 2012, the note holder agreed to further extend the maturity date of this note until October 3, 2013.
$263,500	$263,500

Reference is made to the convertible note in the amount of $38,000 originally payable to Whalehaven Capital Fund, Ltd. (“Whalehaven”), dated December 21, 2006, disclosed in prior reports.  On September 21, 2011, a portion of that note was sold to Alpha Capital in the amount of $21,478 of principal and accrued interest in the amount of $13,938. Interest in the amount of $433 and $42 was accrued on this note during the three months ended September 30, 2012 and 2011, respectively. Interest in the amount of $1,290 and $42 was accrued on this note during the nine months ended September 30, 2012 and 2011, respectively. During the three months ended June 30, 2012, the note holder agreed to further extend the maturity date of this note until October 3, 2013.
21,478	21,478

Reference is made to the convertible note in the amount of $38,000 originally payable to Whalehaven, dated December 21, 2006, disclosed in prior reports. On September 21, 2011, a portion of that note was sold to Osher Capital Partners LLC in the amount of $9,638 of principal and accrued interest in the amount of $6,254. Interest in the amount of $193 and $19 was accrued on this note during the three months ended September 30, 2012 and 2011, respectively.  Interest in the amount of $575 and $19 was accrued on this note during the nine months ended September 30, 2012 and 2011, respectively. During the three months ended June 30, 2012, the note holder agreed to further extend the maturity date of this note until October 3, 2013.
9,638	9,638

Reference is made to the convertible note in the amount of $38,000 originally payable to Whalehaven, dated December 21, 2006, disclosed in prior reports. On September 21, 2011, a portion of that note was sold to Assameka Capital Inc. in the amount of $6,884 of principal and accrued interest in the amount of $4,467. Interest in the amount of $139 and $14 was accrued on this note during the three months ended September 30, 2012 and 2011, respectively.  Interest in the amount of $414 and $14 was accrued on this note during the nine months ended September 30, 2012 and 2011, respectively. During the three months ended June 30, 2012, the note holder agreed to further extend the maturity date of this note until October 3, 2013.
6,884	6,884

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

September 30, 2012	December 31, 2011
Reference is made to the convertible note payable in the amount of $50,000 to Whalehaven dated February 25, 2005, disclosed in prior reports. On September 21, 2011, a portion of that note was sold to Alpha Capital in the amount of $22,609 of principal and accrued interest in the amount of $7,778. Interest in the amount of $457 and $45 was accrued on this note during the three months ended September 30, 2012 and 2011, respectively.  Interest in the amount of $1,361 and $45 was accrued on this note during the nine months ended September 30, 2012 and 2011, respectively.  During the three months ended June 30, 2012, the note holder agreed to further extend the maturity date of this note until October 3, 2013.
22,609	22,609

Reference is made to the convertible note payable in the amount of $50,000 to Whalehaven dated February 25, 2005, disclosed in prior reports.  On September 21, 2011, a portion of that note was sold to Osher Capital Partners LLC in the amount of $10,145 of principal and accrued interest in the amount of $3,490.  Interest in the amount of $205 and $20 was accrued on this note during the three months ended September 30, 2012 and 2011, respectively.   Interest in the amount of $610 and $20 was accrued on this note during the nine months ended September 30, 2012 and 2011, respectively.  During the three months ended June 30, 2012, the note holder agreed to further extend the maturity date of this note until October 3, 2013.
10,145	10,145

Reference is made to the convertible note payable in the amount of $50,000 to Whalehaven dated February 25, 2005, disclosed in prior reports. On September 21, 2011, a portion of that note was sold to Assameka Capital, Inc. in the amount of $7,246 of principal and accrued interest in the amount of $2,493. Interest in the amount of $146 and $14 was accrued on this note during the three months ended September 30, 2012 and 2011, respectively.   Interest in the amount of $435 and $14 was accrued on this note during the nine months ended September 30, 2012 and 2011, respectively.   During the three months ended June 30, 2012, the note holder agreed to further extend the maturity date of this note until October 3, 2013.
7,246	7,246

Convertible note payable in the original amount of $30,000 to Huo Hua dated May 9, 2005. The note bears interest at the rate of 8% per annum, has no provisions for a default or past due rate and was due in full on October 12, 2006.  The note is convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. A beneficial conversion feature in the amount of $30,000 was recorded as a discount to the note, and was amortized to interest expense during the twelve months ended December 31, 2005 and 2006. Accrued interest is convertible into common stock of the Company at a price of $0.25 (post reverse-split) per share.  Interest in the amount of $404 and $404 was accrued on this note during the three months ended September 30, 2012 and 2011, respectively. Interest in the amount of $1,212 and $1,189 was accrued on this note during the nine months ended September 30, 2012 and 2011, respectively. During the twelve months ended December 31, 2006, the note holder converted $10,000 of principal into common stock.
20,000	20,000

Convertible secured note payable in the amount of $120,000 to Alpha Capital dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default as of November 13, 2005.  The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. This note contains a cross default provision. The note is convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. A beneficial conversion feature in the amount of $120,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November 2005. Accrued interest is convertible into common stock of the Company at a price of $0.25 (post reverse-split) per share. Interest in the amount of $2,016 and $2,016 was accrued on this note during the three months ended September 30, 2012 and 2011, respectively. Interest in the amount of $6,005 and $5,983 was accrued on this note during the nine months ended September 30, 2012 and 2011, respectively. During the year ended December 31, 2010, the noteholder converted principal in the amount of $20,000 into common stock. During the year ended December 31, 2009, the noteholder agreed to waive the default interest rate of 15%, and the note resumed accruing interest at the rate of 8% per annum.  Also during the year ended December 31, 2009, the noteholder agreed to extend the maturity date of this note until January 1, 2010. During the year ended December 31, 2010, the noteholder agreed to extend the maturity date of this note until June 15, 2010.   During the three months ended June 30, 2012, the note holder agreed to further extend the maturity date of this note until October 3, 2013.
100,000	100,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

September 30, 2012	December 31, 2011
Reference is made to the convertible secured note payable originally in the amount of $30,000 to Whalehaven dated August 25, 2005, disclosed in prior reports.  On September 21, 2011, a portion of this note was sold to Alpha Capital in the amount of $15,287 of principal and accrued interest in the amount of $1,342.  Interest in the amount of $309 and $30 was accrued on this note during the three months ended September 30, 2012 and 2011, respectively.  Interest in the amount of $920 and $30 was accrued on this note during the nine months ended September 30, 2012 and 2011, respectively.  During the three months ended June 30, 2012, the note holder agreed to further extend the maturity date of this note until October 3, 2013.
15,287	15,287

Reference is made to the convertible secured note payable in the amount of $30,000 to Whalehaven dated August 25, 2005, disclosed in prior reports.  On September 21, 2011, a portion of this note was sold to Osher Capital Partners LLC in the amount of $6,860 of principal and accrued interest in the amount of $602.  Interest in the amount of $139 and $14 was accrued on this note during the three months ended September 30, 2012 and 2011, respectively.  Interest in the amount of $414 and $14 was accrued on this note during the nine months ended September 30, 2012 and 2011, respectively.   During the three months ended June 30, 2012, the note holder agreed to further extend the maturity date of this note until October 3, 2013.
6,860	6,860

Reference is made to the convertible secured note payable in the amount of $30,000 to Whalehaven  dated August 25, 2005, disclosed in prior reports.   On September 21, 2011, a portion of this note was sold to Assameka Capital, Inc. in the amount of $4,900 of principal and accrued interest in the amount of $430.  Interest in the amount of $98 and $10 was accrued on this note during the three months ended September 30, 2012 and 2011, respectively.  Interest in the amount of $292 and $10 was accrued on this note during the nine months ended September 30, 2012 and 2011, respectively.   During the three months ended June 30, 2012, the note holder agreed to further extend the maturity date of this note until October 3, 2013.
4,900	4,900

Convertible secured note payable in the original amount of $25,000 to Asher Brand, dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default as of November 13, 2005.  The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. This note contains a cross default provision.  The note is convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. A beneficial conversion feature in the amount of $25,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November, 2005. Accrued interest is convertible into common stock of the Company at a price of $0.25 (post reverse-split) per share.  Interest in the amount of $101 and $303 was accrued on this note during the three months ended September 30, 2012 and 2011, respectively. Interest in the amount of $899 and $301 was accrued on this note during the nine months ended September 30, 2012 and 2011, respectively. During the twelve months ended December 31, 2006, the holder of the note converted $2,000 of principal and $3,667 of accrued interest into common stock, and during the twelve months ended December 31, 2008, the holder of the note converted an additional $3,000 of principal into common stock. During the year ended December 31, 2009, the noteholder converted $2,000 of principal and $1,058 of accrued interest into common stock. During the year ended December 31, 2009, the noteholder agreed to waive the default interest rate of 15%, and the note resumed accruing interest at the rate of 8% per annum.  Also, during the year ended December 31, 2009, the noteholder agreed to extend the maturity date of this note until January 1, 2010. During the year ended December 31, 2010 the noteholder converted $3,000 of principal and $1,043 of accrued interest into common stock. During the year ended December 31, 2011, the noteholder converted $10,000 of principal and $5,858 of accrued interest into common stock. Also, during the year ended December 31, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011.  During the three months ended June 30, 2012, the note holder agreed to further extend the maturity date of this note until October 3, 2013.
5,000	5,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

September 30, 2012	December 31, 2011
Convertible secured note payable in the amount of $10,000 to Lane Ventures dated August 25, 2005. We did not meet certain of our obligations under the loan documents relating to this issuance.  These lapses include not reserving the requisite number of treasury shares, selling subsequent securities without offering a right of first refusal, not complying with reporting obligations, not having our common shares quoted on the OTC:BB and not timely registering certain securities.  This note was in technical default at November 13, 2005.  The note originally carried interest at the rate of 8% per annum, and was due in full on August 25, 2007. Upon default, the note’s interest rate increased to 15% per annum and the note became immediately due. This note contains a cross default provision. The note is convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. A beneficial conversion feature in the amount of $10,000 was recorded as a discount to the note, and was amortized to interest expense when the note entered default status in November, 2005.  Accrued interest is convertible into common stock of the Company at a price of $0.25 (post reverse-split) per share. Interest in the amount of $121 and $121 was accrued on this note during the three months ended September 30, 2012 and 2011, respectively.   Interest in the amount of $360 and $359 was accrued on this note during the nine months ended September 30, 2012 and 2011, respectively.   During the twelve months ended December 31, 2006, the holder of the note converted $4,000 of principal and $1,467 of accrued interest into common stock.  In April 2009, the noteholder agreed to waive the default interest rate of 15%, and the note resumed accruing interest at the rate of 8% per annum.  Also in April 2009, the noteholder agreed to extend the maturity date of this note until January 1, 2010. During the year ended December 31, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011.  During the three months ended June 30, 2012, the note holder agreed to further extend the maturity date of this note until October 3, 2013.
6,000	6,000

Secured note payable in the amount of $120,000 to Alpha Capital, dated February 7, 2006. The note originally carried interest at the rate of 15% per annum, and was originally due in full on February 7, 2007. The Company was not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at May 8, 2006. At this time, the interest rate increased to 20% and the note became immediately due and payable. During the three months ended September 30, 2007, the Company extended the due date of the note one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholder to convert the notes and accrued interest into common stock of the Company at a rate of $0.25 (post reverse-split) per share. This note entered technical default on October 31, 2007.  The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $95,588 and amortized this discount to interest expense when the note entered default status in October 2007. On March 12, 2008, the Company extended this note to March 4, 2009.  As consideration for the extension of this notes, the Company issued five-year warrants as follows: warrants to purchase 480,000 (post reverse-split)  shares of common stock at $0.575 (post reverse-split) per share; 120,000 (post reverse-split) shares of common stock at $0.55 (post reverse-split) per share; and 48,000 (post reverse-split) shares of common stock at $0.25 (post reverse-split) per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $126,465. This transaction was accounted for as an extinguishment of debt, and a loss of $126,465 was charged to operations during the twelve months ended December 31, 2008.  Interest in the amount of $4,537 and $4,537 was accrued on this note during each of the three months ended September 30, 2012 and 2011, respectively. Interest in the amount of $13,512 and $13,463 was accrued on this note during each of the nine months ended September 30, 2012 and 2011, respectively. In January 2009, the noteholder agreed to extend the maturity date of this note to April 16, 2009.   In April 2009, the noteholder agreed to waive the default interest rate of 20%, and the note resumed accruing interest at the rate of 8% per annum.  Also in April 2009, the noteholder agreed to extend the maturity date of this note until April 16, 2009.  This note contains a cross default provision. During the year ended December 31, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011.  During the three months ended June 30, 2012, the note holder agreed to further extend the maturity date of this note until October 3, 2013.
120,000	120,000

Reference is made to the secured note payable in the amount of $30,000 to Whalehaven dated February 7, 2006, disclosed in prior reports. On September 21, 2011, a portion of that note was sold to Alpha Capital in the amount of $16,957 of principal and accrued interest in the amount of $15,070. Interest in the amount of $641 and $63 was accrued on this note during the three months ended September 30, 2012 and 2011, respectively.  Interest in the amount of $1,909 and $63 was accrued on this note during the nine months ended September 30, 2012 and 2011, respectively.  The portion sold to Alpha Capital of the note included warrants to purchase 67,826 (post reverse-split) shares of common stock at $0.575 (post reverse-split) per share; 16,957 (post reverse-split) shares of common stock at $0.55 (post reverse-split) per share; and 6,783 (post reverse-split) shares of common stock at $0.25 (post reverse-split) per share.  During the three months ended June 30, 2012, the note holder agreed to further extend the maturity date of this note until October 3, 2013.
16,957	16,957

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

September 30, 2012	December 31, 2011
Reference is made the secured note payable in the amount of $30,000 to Whalehaven dated February 7, 2006, disclosed in prior reports. On September 21, 2011, a portion of that note was sold to Osher Capital Partners LLC in the amount of $7,609 of principal and accrued interest in the amount of $6,762. Interest in the amount of $288 and $28 was accrued on this note during the three months ended September 30, 2012 and 2011, respectively. Interest in the amount of $858 and $28 was accrued on this note during the nine months ended September 30, 2012 and 2011, respectively. The portion sold to Osher Capital Partners LLC of the note included  warrants to purchase 30,435 (post reverse-split) shares of common stock at $0.575 (post reverse-split) per share; 7,609 shares of common stock at $0.55 (post reverse-split) per share; and 3,043 (post reverse-split) shares at $0.25 per share.  During the three months ended June 30, 2012, the note holder agreed to further extend the maturity date of this note until October 3, 2013.
7,609	7,609

Reference is made to the secured note payable in the amount of $30,000 to Whalehaven dated February 7, 2006, disclosed in prior reports. On September 21, 2011, a portion of that note was sold to Assameka Capital, Inc. in the amount of $5,435 of principal and accrued interest in the amount of $4,830. Interest in the amount of $205 and $20 was accrued on this note during the three months ended September 30, 2012 and 2011, respectively. Interest in the amount of $611 and $20 was accrued on this note during the nine months ended September 30, 2012 and 2011, respectively. The portion sold to Assameka Capital, Inc. of the note included warrants to purchase 21,739 (post reverse-split) shares of common stock at $0.575 (post reverse-split) per share; 5,435 (post reverse-split) shares of common stock at $0.55 (post reverse-split) per share; and 2,174 (post reverse-split) shares of common stock at $0.25 (post reverse-split) per share.  During the three months ended June 30, 2012, the note holder agreed to further extend the maturity date of this note until October 3, 2013.
5,435	5,435

Twenty-nine convertible notes payable in the amount of $4,500 each to Sam Klepfish, the Company’s CEO and a related party, dated the first of the month beginning on November 1, 2006, issued pursuant to the Company’s then employment agreement with Mr. Klepfish, which provided that the amount of $4,500 in salary is accrued each month to a note payable. These notes bear interest at the rate of 8% per annum and have no due date. These notes and accrued interest are convertible into common stock of the Company at a rate of $0.25 (post reverse-split) per share.  Beneficial conversion features in the aggregate amount of $9,000 for the year ended December 31, 2006, $39,190 for the year ended December 31, 2007, and $58,464 for the year ended December 31, 2008 was calculated using the Black-Scholes valuation model.  Since these notes are payable on demand, the value of these discounts were charged immediately to interest expense. During the year ended December 31, 2011, the noteholder converted $12,000 of accrued interest into 48,000 (post reverse-split)  shares of common stock.  Interest in the aggregate amount of $2,632 and $2,632  was accrued on these notes during the three months ended September 30, 2012 and 2011, respectively.  Interest in the aggregate amount of $7,838 and $7,810  was accrued on these notes during the nine months ended September 30, 2012 and 2011, respectively.
130,500	130,500

Secured note payable in the amount of $10,000 to Alpha Capital, dated May 19, 2006. The note originally carried interest at the rate of 15% per annum, and was originally due in full on November 19, 2006. The Company was  not in compliance with various terms of this note, including making timely payments of interest, and this note was in technical default at February 20, 2006. At that time, the interest rate increased to 20% and the note became immediately due and payable. During the three months ended September 30, 2007, the Company extended the due date of the note one year, to October 31, 2007; at the same time, the Company added a convertibility feature, allowing the noteholder to convert the notes and accrued interest into common stock of the Company at a rate of $0.25 (post reverse-split) per share. This note entered technical default on October 31, 2007. The Company recorded a discount to this note for the fair value of the conversion feature in the amount of $7,966 and amortized this discount to interest expense when the note entered default status in October 2007.  On March 12, 2008, the Company extended this note to March 4, 2009.  As consideration for the extension of this note, the Company issued five-year warrants as follows: warrants to purchase 40,000 (post reverse-split) shares of common stock at $0.575 (post reverse-split) per share; 10,000 (post reverse-split) shares of common stock at $0.55 (post reverse-split) per share; and 4,000 (post reverse-split) shares of common stock at $0.25 (post reverse-split) per share. These warrants were valued via the Black-Scholes valuation method at an aggregate amount of $10,539. This transaction was accounted for as an extinguishment of debt, and a loss of $10,539 was charged to operations during the twelve months ended December 31, 2008.  Interest in the amount of $377 and $377 was accrued on this note during the three months ended September 30, 2012 and 2011, respectively.  Interest in the amount of $1,123 and $1,119 was accrued on this note during the nine months ended September 30, 2012 and 2011, respectively.  During the year ended December 31, 2009, the noteholder agreed to waive the default interest rate of 20%, and the note resumed accruing interest at the rate of 15% per annum.  Also, during the year ended December 31, 2009, the noteholder agreed to extend the maturity date until January 1, 2010. During the year ended December 31, 2010, the noteholder agreed to extend the maturity date of this note until April 15, 2011.  This note contains a cross default provision.  During the three months ended June 30, 2012, the note holder agreed to further extend the maturity date of this note until October 3, 2013.
10,000	10,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

September 30, 2012	December 31, 2011
Convertible secured note payable in the amount of $200,000 to Alpha Capital, dated December 31, 2008.  This note bears interest at the rate of 8% per annum, and is due in full on July 31, 2011.  Principal and accrued interest is convertible into common stock of the Company at the rate of $0.25 (post reverse-split) per share.  Also issued with this note are warrants to purchase 800,000  (post reverse-split) shares of the Company’s common stock at a price of $0.25 (post reverse-split) per share.  The Company calculated a discount to the note in the amount of $200,000, and recorded $12,004 and $77,623 amortization for the three and nine months ended September 30, 2011. Interest in the aggregate amount of $0 and $969 was accrued on this note during the three months ended September 30, 2012 and 2011, respectively.  Interest in the aggregate amount of $128 and $4,299 was accrued on this note during the nine months ended September 30, 2012 and 2011, respectively.  During the years ended December 31, 2011, 2010, and 2009, the Company made principal payments on this note in the amount of $88,000,  $80,000 and $16,000, respectively.  During the three months ended March 31, 2012, the Company made principal payment on this note in the amount of $16,000 and a payment of $8,000 on accrued interest. During the three months ended June 30, 2012, the Company made interest payments in the amount of $25,118. This note contains a cross default provision.
-	16,000

Convertible secured note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $230,000 to Alpha Capital, dated January 1, 2009.  This note bears interest at the rate of 8% per annum, and was due in full on July 31, 2011.  Principal and accrued interest are convertible into shares of common stock of the Company at a rate of $0.25 (post reverse-split) per share.  The Company calculated a discount to the note in the amount of $230,000, and recorded $32,132 and $150,367 amortization for this discount during the three and nine months ended September 30, 2011.  Interest in the aggregate amount of $4,638 and $4,638 was accrued on this note during the three months ended September 30, 2012 and 2011, respectively.  Interest in the aggregate amount of $13,813 and $13,763 was accrued on this note during the nine months ended September 30, 2012 and 2011, respectively.  This note contains a cross default provision.   During the nine months ended September 30, 2012, the note holder agreed to further extend the maturity date of this note until October 3, 2013.
230,000	230,000

Reference is made to the convertible secured note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $38,000 to Whalehaven, dated January 1, 2009, disclosed in prior reports. On September 21, 2011, a portion of that note was sold to Alpha Capital in the amount of $21,478 of principal and accrued interest in the amount of $7,674. Interest in the aggregate amount of $433 and $42 was accrued on this note during the three months ended September 30, 2012 and 2011, respectively.  Interest in the aggregate amount of $1,290 and $42 was accrued on this note during the nine months ended September 30, 2012 and 2011, respectively.   During the nine months ended September 30, 2012, the note holder agreed to further extend the maturity date of this note until October 3, 2013.
21,478	21,478

Reference is made to the convertible secured note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $38,000 to Whalehaven, dated January 1, 2009, disclosed in prior reports.  On September 21, 2011, a portion of that note was sold to Osher Capital Partners LLC in the amount of $9,638 of principal and accrued interest in the amount of $3,443. Interest in the aggregate amount of $193 and $19 was accrued on this note during the three months ended September 30, 2012 and 2011, respectively.  Interest in the aggregate amount of $575 and $19 was accrued on this note during the nine months ended September 30, 2012 and 2011, respectively.   During the nine months ended September 30, 2012, the note holder agreed to further extend the maturity date of this note until October 3, 2013.
9,638	9,638

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

	September 30, 2012	December 31, 2011
Reference is made to the convertible secured note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $38,000 to Whalehaven, dated January 1, 2009, disclosed in prior reports.   On September 21, 2011, a portion of that note was sold to Assameka Capital, Inc. in the amount of $6,884 of principal and accrued interest in the amount of $2,460. Interest in the aggregate amount of $139 and $14 was accrued on this note during the three months ended September 30, 2012 and 2011, respectively.  Interest in the aggregate amount of $414 and $14 was accrued on this note during the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended June 30, 2012, the note holder agreed to further extend the maturity date of this note until October 3, 2013.
	6,884	6,884

Convertible secured note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $25,310 to Momona Capital, dated January 1, 2009.  This note bears interest at the rate of 8% per annum, and was  due in full on July 31, 2011.  Principal and accrued interest is convertible into shares of common stock of the Company at a rate of $0.25 (post reverse-split) per share.  The Company calculated a discount to the note in the amount of $25,310, which was fully amortized at September 30, 2011.  Interest in the aggregate amount of $510 and $510 was accrued on this note during the three months ended September 30, 2012 and 2011, respectively.  Interest in the aggregate amount of $1,519 and $1,513 was accrued on this note during the nine months ended September 30, 2012 and 2011, respectively.  This note contains a cross default provision.  During the nine months ended September 30, 2012, the note holder agreed to further extend the maturity date of this note until October 3, 2013.
	25,310	25,310

Convertible secured note payable for the settlement of the amount owed for the penalty for the late registration of shares in the amount of $10,124 to Lane Ventures, dated January 1, 2009.  This note bears interest at the rate of 8% per annum, and was due in full on July 31, 2011.  Principal and accrued interest is convertible into shares of common stock of the Company at a rate of $0.25 (post reverse-split) per share.  The Company calculated a discount to the note in the amount of $10,124, which was fully amortized at September 30, 2011.    Interest in the aggregate amount of $205 and $205 was accrued on this note during the three months ended September 30, 2012 and 2011, respectively. Interest in the aggregate amount of 610 and $608 was accrued on this note during the nine months ended September 30, 2012 and 2011, respectively. This note contains a cross default provision.  During the three months ended June 30, 2012, the note holder agreed to further extend the maturity date of this note until October 3, 2013.
	10,124	10,124

Secured convertible promissory note payable for the acquisition of Artisan Specialty Foods, Inc. to Alpha Capital, dated May 11, 2012 in the face amount of $1,200,000 at a purchase price of $1,080,000.  The note carries simple interest at an annual rate of 4.5% and is due in full by April 2015.  The note is convertible into the registrant's common stock at a fixed conversion price of $1.00 per share.  Principal and interest in the aggregate amount of $39,163 are payable on a monthly basis beginning in September 2012. The note allows for prepayments at any time. The note also includes cross-default provisions; is secured by all of the registrant's and its subsidiaries' assets; and is guaranteed by each of the subsidiaries. As part of the transaction, the registrant also issued to the noteholder eight year warrants to purchase 1,500,000 shares (post reverse-split) at an exercise price of $0.01 per share.  460,000 of these warrants are exercisable immediately; 240,000 of these warrants are exercisable commencing May 11, 2013; 300,000 of these warrants are exercisable commenting January 11, 2014, and 500,000 of these warrants are exercisable commencing September 11, 2014. The note had a discount in the amount of $956,441 at inception; $5,100 and $6,408 of this amount was amortized to interest expense during the three and nine months ended September 30, 2012, respectively. Interest expense in the amount of $13,551 and $0 was also accrued on this note during the three months ended September 30, 2012 and 2011, respectively. Interest expense in the amount of $18,051 and $0 was also accrued on this note during the nine months ended September 30, 2012 and 2011, respectively.
	1,178,887	-

Note payable at an effective interest rate of 9.96% for purchase of vehicle, payable in monthly installments (including principal and interest) of $614 through January 2015. During the three months ended September 30 2012, the Company paid principal and interest in the amount of $1,438 and $404, respectively, on this note. During the nine months ended September 30 2012, the Company paid principal and interest in the amount of $1,909 and $547, respectively, on this note.	15,130	-

Note payable at an effective interest rate of 8.26% for purchase of vehicle, payable in monthly installments (including principal and interest) of $519 through June 2015. During the three months ended September 30 2012, the Company paid principal and interest in the amount of $1,225 and $332, respectively, on this note. During the nine months ended September 30 2012, the Company paid principal and interest in the amount of $1,628 and $449, respectively, on this note.	15,284	-
Total	$2,302,783	$1,109,482
Less: Discount	(950,033)
Net	$1,352,750	$1,109,482

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Discount on Notes Payable amortized to interest expense:	$5,100	$57,932	$6,408	$292,546

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

At September 30, 2012 and December 31, 2011, the Company had outstanding $2,272,369 and $1,109,482 in principal, respectively, of various convertible notes with embedded conversion options accounted for as free standing derivative financial instruments in accordance with ASC 815-10-05 and ASC 815-40-05. The fair value of these embedded conversion options was $1,284,577 and $1,245,761 at September 30, 2012 and December 31, 2011, respectively.  The fair value of these embedded conversion options were estimated at September 30, 2012 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.14%; expected dividend yield of 0%; expected option life of 10 years; and volatility of 214.36%. The fair value of these embedded conversion options were estimated at December 31, 2011 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.06%; expected dividend yield of 0%; expected option life of 10 years; and volatility114.30%.   The expected term of 10 years was used for all notes in both periods which have been past due  or have been in default, and accordingly the term of the note is deemed not relevant as a variable for the Black-Scholes calculation.  The Company revalues the conversion options at each reporting period, and charges any change in value to operations. During the three months ended September 30, 2012 and 2011, the Company recorded a gain of $665,802 and a loss of $1,769 respectively, due to the change in value of the conversion option liability.  During the nine months ended September 30, 2012 and 2011, the Company recorded a gain of $197,798 and a gain of $264,032, respectively, due to the change in value of the conversion option liability.

When convertible notes payable are satisfied by payment or by conversion to equity, the Company revalues the related conversion option liability at the time of the payment or conversion.  The conversion option liability is then relieved by this amount, which is charged to additional paid-in capital.  During the three months ended September 30, 2012 and 2011, conversion option liabilities in the amounts of $7,004 and $24,102, respectively, were transferred from liability to equity due to the conversion or payment of the related convertible notes payable.  During the nine months ended September 30, 2012 and 2011, a conversion option in the amount of $27,050 and $452,992, respectively, was transferred from liability to equity due to the conversion or payment of the related convertible notes payable.

Discounts on notes payable

The Company calculates the fair value of any beneficial conversion features embedded in its convertible notes via the Black-Scholes valuation method. The Company also calculates the fair value of any detachable warrants offered with its convertible notes via the Black-Scholes valuation method.  The instruments are considered discounts to the notes, to the extent the aggregate value of the warrants and conversion features do not exceed the face value of the notes. These discounts are amortized to interest expense via the effective interest method over the term of the notes.  The fair value of these instruments is expensed to interest expense to the extent that the value of these instruments exceeds the face value of the notes.  During the three months ended June 30, 2012, the Company calculated discounts on the $1,200,000 note payable to Alpha Capital as follows: (i) a discount in the amount of $263,664 related to the conversion option feature of this note; (ii) a discount in the amount of $572,777 related to the fair value of warrants issued with this note; and (iii) an original issue discount (“OID”) in the amount of $120,000.  During the three and nine months ended September 30, 2012, these discounts were amortized to interest expense in the aggregate amount of $5,100 and $6,708, respectively.

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
September 30, 2012
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

Embedded conversion features of notes payable:

The Company values embedded conversion features utilizing the Black-Scholes valuation model.  Conversion options are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our conversion option valuation assumptions at September 30, 2012 and 2011:

	September 30,
	2012	2011
Number of conversion options outstanding	5,539,260	4,917,170
Value at September 30	$1,284,577	$1,748,541
Number of conversion options issued during the period	-	-
Value of conversion options issued during the period	$-	$-
Number of conversion options exercised or underlying notes paid during the period	34,664	1,574,000
Value of conversion options exercised or underlying notes paid during the period	$7,004	$452,922
Revaluation (gain) during the period	$(197,798)	$(264,032)

Black-Scholes model variables:
Volatility	214.36%	92.52-110.66%
Dividends	-	-
Risk-free interest rates	0.14-0.41%	0.06-0.19%
Term (years)	10	10

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
September 30, 2012
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

Common Stock

During the three and nine months ended September 30, 2012, the Company did not have any issuances of common stock.  During the three months ended June 30, 2012, the Company committed to issue 26,078 shares (post reverse-split) of common stock for settlement of a claim. The fair value of $7,302 is included in Common Stock Subscribed on the Company’s balance sheet at September 30, 2012.

Treasury Stock

During the nine months ended September 30, 2012, the Company did not  purchase any outstanding shares of the Company’s common stock.

Warrants

The following table summarizes the significant terms of warrants outstanding at September 30, 2012. These warrants may be settled in cash or via cashless conversion into shares of the Company’s common stock at the request of the warrant holder. These warrants were granted as part of a financing agreement:

Range of exercise prices (post reverse-split)	Number of warrants outstanding (post reverse-split)	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding warrants (post reverse-split)	Number of warrants exercisable (post reverse-split)	Weighted average exercise price of exercisable warrants (post reverse-split)
$0.2500	3,594,000	3.01	$0.250	3,594,000	$0.250

$0.5500	370,000	3.01	$0.550	370,000	$0.550

$0.6000	20,000	1.71	$0.600	20,000	$0.600

$0.5750	1,480,000	3.26	$0.575	1,480,000	$0.575

$0.0100	1,500,000	7.88	0.010	1,500,000	$0.010
	6,964,000	4.11	$0.284	6,924,00	$0.284

Transactions involving warrants are summarized as follows:

	Number of	Weighted Average
	Warrants (post reverse-split)	Exercise Price (post reverse-split)
Warrants exercisable at December 31, 2011	5,464,000	$0.36

Granted	1,500,000	0.010
Exercised	-	-
Cancelled / Expired	-	-

Warrants outstanding at September 30, 2012	6,964,000	$0.284

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

During the nine months ended September 30, 2012, the Company issued  warrants to purchase 1,500,000 shares (post reverse-split) of common stock; the fair value of these warrants was $572,777.    The Company also extended the term of warrants to purchase 5,440,000 shares of common stock from April 3, 2012 to April 3, 2015.  The fair value of this extension of $842,100 was charged to operations during the nine months ended September30, 2012.

Options

The following table summarizes the changes outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
			average		average
		Weighted	exercise		exercise
Range of	Number of	average	price of	Number of	price of
exercise	options	Remaining	outstanding	options	exercisable
Prices (post reverse-split)	Outstanding (post reverse-split)	contractual life (years)	Options (post reverse-split)	Exercisable (post reverse-split)	Options (post reverse-split)
$0.350	1,040,000	2.93	$0.350	1,040,000	$0.350

$0.380	132,500	2.50	$0.380	132,500	$0.380

$0.450	132,500	3.00	$0.450	132,500	$0.450

$0.474	132,500	2.75	$0.474	132,500	$0.474

$0.480	132,500	3.25	$0.480	132,500	$0.480

	1,570,000	2.61	$0.382	1,570,000	$0.382

Transactions involving stock options are summarized as follows:

	Number of Shares (post reverse-split)	Weighted Average Exercise Price (post reverse-split)
Options outstanding at December 31, 2011	970,000	$0.400

Granted	600,000	0.350
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at September 30, 2012	1,570,000	$0.382

Aggregate intrinsic value of options outstanding and exercisable at September 30, 2012 and 2011 was $0 and $0, respectively. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.24 and $0.40 as of September 30, 2012 and 2011, respectively, and the exercise price multiplied by the number of options outstanding. During the three months ended September 30, 2012 and 2011, the Company charged $0 and $0, respectively, to operations related to recognized stock-based compensation expense for employee stock options.  During the nine months ended September 30, 2012 and 2011, the Company charged $186,299  and $0, respectively, to operations related to recognized stock-based compensation expense for employee stock options.

Accounting for warrants and stock options

The Company accounts for the issuance of common stock purchase warrants, stock options, and other freestanding derivative financial instruments in accordance with the provisions of FASB ASC 815-40-15. Based on the provisions of ASC 815-40-05, the Company classifies, as equity, any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contract that (i) require net-cash settlement or (ii) give the counterparty a choice of net-cash settlement in shares (physical or net-share settlement). At September 30, 2012 and 2011, the Company had no freestanding derivative financial instruments that require net cash settlement or give the counterparty a choice of net cash settlement or settlement in shares.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

The accounting guidance shows that the warrants and stock options which are a derivative liability should be revalued each reporting period. The recorded value of such warrants and stock options can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants and stock options, as well as in the volatility of the stock price during the term used for observation and the term remaining for warrants. During the three months ended September 30, 2012 and 2011, the Company recognized a gain of $652,644 and a gain of $64,032, respectively, for the change in the fair value of the warrant liability and recorded the change in operations during the three months ended September 30, 2012 and 2011.  During the nine months ended September 30, 2012 and 2011, the Company recognized a gain of $383,467 and a gain of $363,500, respectively, for the change in the fair value of the warrant liability and recorded the change in operations during the nine months ended September 30, 2012 and 2011.  During the three months ended September 30, 2012 and 2011, the Company recognized a gain of $111,288 and a gain of $13,087, respectively, for the change in the fair value of the stock option liability and recorded these amounts in operations during the three months ended September 30, 2012 and 2011.  During the nine months ended September 30, 2012 and 2011, the Company recognized a gain of $39,937 and a gain of $77,660, respectively, for the change in the fair value of the stock option liability and recorded these amounts in operations during the nine months ended September 30, 2012 and 2011.

The Company valued warrants and options using the Black-Scholes valuation model utilizing the following variables:

	September 30,	December 31,
	2012	2011
Volatility	214.36%	92.52-114.30%
Dividends	$-	$-
Risk-free interest rates	0.16-1.04%	0.06-0.17%
Term (years)	0.75 – 4.59	0.01-5.00

Insufficient Authorized but Unissued Shares of Common Stock

At March 31, 2012, and December 31, 2011, the Company’s potential obligation to issue shares had exceeded its shares authorized by 9,621,782 (post reverse-split) and 11,135,994 (post reverse-split), respectively.  During the three months ended June 30, 2012, the Company  effected a 1-50 reverse split of its common on stock; at September 30, 2012, the Company had outstanding a total of 5,873,801 shares (post reverse-split), and obligations to issue an additional 16,336,664 shares (post reverse-split).  At September 30, 2012, 478,004,206 shares (post reverse-split) were available for issuance.

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

As a result of the adoption of ASC 815-40, the Company is required to disclose the fair value measurements required by ASC 820, “Fair Value Measurements and Disclosures.”  The other liabilities recorded at fair value in the balance sheet as of September 30, 2012 are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by ASC 820 are directly related to the amount of subjectivity associated with the inputs to fair valuations of these liabilities are as follows:

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

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of September 30, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Liabilities at fair value
Warrant liability	$-	$-	$1,532,424	$1,532,424
Option liability	-	-	308,544	308,544
Conversion option liability	-	-	1,284,577	1,284,577
Total	$-	$-	$3,125,545	$3,125,545

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of January 1, 2012	$1,908,470
Reclassification of notes payable conversion option liability to equity	(27,050)
Fair value of common stock equivalents issued	1,022,728
Fair value of warrants extended	842,100
Change in fair value	(620,691)
Ending balance as of September 30, 2012	$3,125,545

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

(a) Warrants:

The Company values warrants using the Black-Scholes valuation model.  Warrants are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our warrants and warrant valuation assumptions at September 30, 2012 and 2011:

	September 30,
	2012	2011
Number of warrants outstanding (post reverse-split)	6,964,000	5,464,000
Value at September 30,	$1,532,424	$819,675
Number of warrants issued during the period (post reverse-split)	-	-
Value of warrants issued during the period	$-	$-
Value of warrants extended during the period	$842,100	$-
Revaluation (gain) during the period	$(383,467)	$(363,500)

Black-Scholes model variables:
Volatility	117.77 -214.36%	92.52-110.66%
Dividends	$-	$-
Risk-free interest rates	0.41-1.11%	0.06-0.17%
Term (years)	2.9-7.63	0.22-2.75

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

The Company values embedded conversion features utilizing the Black-Scholes valuation model.  Conversion options are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our Conversion options and conversion option valuation assumptions at September 30, 2012 and 2011:

	September 30,
	2012	2011
Number of conversion options outstanding	5,539,260	4,917,170
Value at September 30	$1,284,577	$1,748,541
Number of conversion options issued during the period	-	-
Value of conversion options issued during the period	$-	$-
Number of conversion options exercised or underlying notes paid during the period	34,664	1,574,000
Value of conversion options exercised or underlying notes paid during the period	$7,004	$452,922
Revaluation (gain) loss during the period	$(197,798)	$(264,032)

Black-Scholes model variables:
Volatility	214.36%	92.52-110.66%
Dividends	-	-
Risk-free interest rates	0.14-0.41%	0.06-0.19%
Term (years)	10	10

(c)   Stock options:

The Company accounts for options in accordance FASB ASC 718-40.  Options are valued upon issuance, and re-valued at each financial statement reporting date, utilizing the Black-Scholes valuation model.   Option expense is recognized over the requisite service period of the related option award. Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our options and option assumptions at September 30, 2012 and 2011:

	September 30,
	2012	2011
Number of vested options outstanding	1,570,000	1,270,000
Value at September 30	$308,544	$259,059
Number of options issued during the period	-	-
Value of options issued during the period	$-	-
Number of options recognized during the period pursuant to SFAS 123(R)	-	-
Value of options recognized during the period pursuant to SFAS 123(R)	$-	$-
Revaluation (gain) during the period	$(39,938)	$(77,660)

Black-Scholes model variables:
Volatility	214.36%	92.52-110.66%
Dividends	$-	$-
Risk-free interest rates	0.14-0.41%	0.06-0.19%
Term (years)	0.75 -4.59	0.22-4.75

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

Relationship with U.S. Foods

In February 2010, one of our subsidiaries, Food Innovations, signed a new contract with U.S. Foods (“USF”).  This current contract with USF expires on December 31, 2012.  The contract automatically renews for an additional 12-month term unless either party notifies the other in writing 30 days prior to the end date of its intent not to renew. We believe that although a significant portion of our sales occurs through the USF sales force, the success of the program is less contingent on a contract then on the actual performance and quality of our products. Other than our business arrangements with USF, we are not affiliated with either USF or its subsidiary, Next Day Gourmet, L.P. (“Next Day Gourmet”). During the three and nine months ended September 30, 2012, sales to USF accounted for 65.4% and 76.4% of total sales, respectively; during three and nine months ended September 30, 2011, sales to USF accounted for 94.0% and 93.5% of total sales, respectively.

RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the three and nine months ended September 30, 2012 and 2011.

This discussion may contain forward looking-statements that involve risks and uncertainties. Our future results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenue

Revenue increased by $2,238,214 or approximately 77% to $5,130,418 for the three months ended September 30, 2012 from $2,892,204 in the prior three months ended September 30, 2011.  The increase was attributable both to the acquisition of Artisan $1,497,286, as well as to  increases  in sales in existing parts of our business $740,928.  The areas of increased sales included specialty items, produce, meat and game, cheese and seafood, and with a smaller increase in poultry products.  We continue to assess the potential of new revenue sources from the manufacture and sale of proprietary food products and additional sales channel opportunities and will implement that strategy if, based on our analysis, we deem it beneficial to us.

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

Cost of goods sold

Our cost of goods sold for the three months ended September 30, 2012 was $3,872,444, an increase of $1,467,556 or approximately 61% compared to cost of goods sold of $2,404,888 for the three month ended September 30, 2011.  The increase was due primarily to a corresponding growth in sales.  Cost of goods sold is primarily made up of the following expenses for the three months ended September 30, 2012: cost of good of specialty, meat, game, cheese poultry and other sales categories in the amount of $3,063,734; and shipping expenses in the amount of $817,479.  The cost of goods sold increase is mainly associated with an increase in sales.

In 2012, we continued to aggressively price our products in order to gain market share and increase the number of our end users. We were successful in doing so and increased the number of our end users for the quarter by approximately 25% to more than 12,000 end users for the third quarter compared to the third quarter of 2011. We currently expect, if market conditions remain constant, that our cost of goods sold will stabilize and likely improve compared to the first 9 months of 2012.

Selling, general and administrative expenses

Selling, general, and administrative expenses increased by $334,437 or approximately 58%, to $908,235 during the three months ended September 30, 2012 compared to $573,798 for the three months ended September 30, 2011. The increase was due primarily to the costs associated with the acquisition of Artisan and additional operational, selling, general, and administrative expenses related to the operations of Artisan. Selling, general and administrative expenses were primarily made up of the following for the three months ended September 30, 2012: payroll and related expenses, including employee benefits, in the amount of $590,319; consulting and professional fees in the amount of $73,350; insurance costs in the amount of $67,112; facilities and related expenses in the amount of $61,632; office expense in the amount of $43,828; travel and entertainment expenses in the amount of $30,410; computer support expenses in the amount of $27,046; vehicle expense of $19,804; amortization and depreciation expense of $54,728; commissions expense in the amount of $15,931; advertising expenses in the amount of $4,028; credit card expense of $3,064; and credit of options, including the fair value of options issued and the change in fair value of the option liability in the amount of $111,288. We expect our legal fees to slightly increase in 2012 and our accounting fees in 2012 to remain constant.  We do however expect to increase our spending on advertising and marketing and web development fees in 2012.

Interest expense

Interest expense decreased by $50,145, or approximately 43%, from $117,427 during the three months ended September 30, 2011 to $67,282 for the three months ended September 30, 2012. Interest expense decreased during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 as the result of the settlement of notes payable that occurred in the year ended December 31, 2011.  Interest expense is expected to increase due to an increase in notes payable, and the amortization of the discount on notes payable.

Loss from change in fair value of warrant liability

At September 30, 2012, the Company had outstanding warrants to purchase an aggregate of 6,964,000 shares of the Company’s common stock.  The Company revalued this warrant liability at September 30, 2012 at $1,532,424. This revaluation resulted in a gain of $652,644 which the Company credited to operations during the three months ended September 30, 2012.  This is an increase of $588,612 or approximately 919% compared to a gain of $64,032 from the revaluation of the warrant liability which the Company recorded during the three months ended September 30, 2011.

Gain and loss from change in fair value of conversion option liability

At September 30, 2012, the Company had outstanding a liability to issue an aggregate of 5,539,260 shares of the Company’s common stock pursuant to convertible notes payable.  The Company revalued this liability at September 30, 2012 at $1,284,577.  This revaluation resulted in a gain of $665,802, which the Company included in operations for the three months ended September 30, 2012.  This is an increase of $667,571 or approximately 37,737% compared to a loss of $1,769 from the revaluation of the conversion option liability which the Company recorded during the three months ended September 30, 2011.

Net Income (loss)

For the reasons above, the Company had a net income for the three months ended September 30, 2012 of $1,600,903, an increase of $1,742,549 compared to a net loss of $141,646 during the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenue

Revenue increased by $4,628,586 or approximately 57% to $12,768,596 for the nine months ended September 30, 2012 from $8,140,010 in the prior nine months ended September 30, 2011. The increase was due both to the acquisition of Artisan and to increases in sales from our existing parts of our business. There were significant increase in sales of specialty items, produce, meat and game, cheese and seafood, and with a smaller increase in poultry products.  We continue to assess the potential of new revenue sources from the manufacture and sale of proprietary food products and additional sales channel opportunities and will implement that strategy if, based on our analysis, we deem it beneficial to us.

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

Cost of goods sold

Our cost of goods sold for the nine months ended September 30, 2012 was $9,645,040, an increase of $3,309,302 or approximately 52% compared to cost of goods sold of $6,335,738 for the nine month ended September 30, 2011. The increase was due primarily to a corresponding growth in sales and to a focus on gaining market share in certain of our product lines. Cost of goods sold is primarily made up of the following expenses for the nine months ended September 30, 2012: cost of good of specialty, meat, game, cheese poultry and other sales categories in the amount of $6,959,983; and shipping expenses in the amount of $2,186,124.   The gross margin increased  in 2012 as compared to 2011 due to the acquisition of Artisan Specialty Foods partially offset by the company’s strategy of pursuing market share in certain product lines.

In 2012, we continued to aggressively price our products in order to gain market share and increase the number of our end users. We were successful in doing so and increased the number of our end users for the nine months ending September 30, 2012 by approximately 6% to more than 22,000 versus the nine months ending September 30, 2011. We currently expect if market conditions remain constant that our cost of goods sold will stabilize and likely improve compared to the first half of 2012.

Selling, general and administrative expenses

Selling, general, and administrative expenses increased by $1,187,527 or approximately 79%, to $2,690,044 during the nine months ended September 30, 2012 compared to $1,502,517 for the nine months ended September 30, 2011. The increase was due primarily to the costs associated with the acquisition of Artisan and additional operational selling, general, and administrative expenses related to the operations of Artisan  Selling, general and administrative expenses were primarily made up of the following for the nine months ended September 30, 2012: payroll and related expenses, including employee benefits, in the amount of $1,395,740; consulting and professional fees in the amount of $343,374; options expense,  including the fair value of options issued and the change in fair value of the option liability in the amount of $146,361; insurance costs in the amount of $135,458; facilities and related expenses in the amount of $135,458; office expense in the amount of $84,168; computer support expenses in the amount of $83,421; travel and entertainment expenses in the amount of $77,231; commissions expense in the amount of $56,349; vehicle expense of $27,947; amortization and depreciation expense of $69,313; credit card expense of $17,739; settlement expense of $7,302; and advertising expenses in the amount of $42,072.  We expect our legal fees to slightly increase in 2012 and our accounting fees in 2012 to remain constant.  We do however expect to increase our spending on advertising and marketing and web development fees in 2012.

Interest expense

Interest expense decreased by $337,493, or approximately 67%, from $503,526  during the nine months ended September 30, 2011 to $166,033  for the nine months ended September 30, 2012. Interest expense decreased during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 as the result of the settlement of notes payable that occurred in the year ended December 31, 2011. Interest expense is expected to increase due to an increase in notes payable, and the amortization of the discount on notes payable.

Loss  from change in fair value of warrant liability

At September 30, 2012, the Company had outstanding warrants to purchase an aggregate of 6,964,000 shares of the Company’s common stock.  The Company revalued this warrant liability at September 30, 2012 at $1,532,424. This revaluation resulted in a gain of $383,467 which the Company credited to operations during the nine months ended September 30, 2012.  This is an increase of $19,967 or approximately 6% compared to a gain of $363,500 from the revaluation of the warrant liability which the Company recorded during the nine months ended September 30, 2011.

Gain and loss from change in fair value of conversion option liability

At September 30, 2012 the Company had outstanding a liability to issue an aggregate of 5,539,260 shares of the Company’s common stock pursuant to convertible notes payable.  The Company revalued this liability at September 30, 2012 at $1,284,577.  This revaluation resulted in a gain of $197,798, which the Company included in operations for the nine months ended September 30, 2012.  This is a decrease of $66,234 or approximately 25% compared to a gain of $264,032 from the revaluation of the conversion option liability which the Company recorded during the nine months ended September 30, 2011.

Net Income (loss)

For the reasons above, the Company had net income for the nine months ended September 30, 2012 of $6,644, a decrease of $584,442 compared to a net income of $591,086 during the nine months ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012, the Company had current assets of $2,098,004 consisting of cash of $716,200, trade accounts receivable of $865,018, inventory of $503,033, and other current assets of $13,753.  Also at September 30, 2012, the Company had current liabilities of  $5,578,994, consisting of accounts payable and accrued liabilities of $1,174,070 (of which $75,280 is payable to a related party); accrued interest of $696,947; accrued interest – related parties of $37,234; current portion of notes payable, net of discounts of $283,698; current portion of notes payable – related parties, net of discounts of $130,500; warrant liability of $1,532,424; option liability of $308,544; conversion option liability of $1,284,577; and contingent liability of $131,000.

During the nine months ended September 30, 2012, the Company had cash provided by operating activities of $48,699.  This consisted of the Company’s net income of $6,644, offset by charges to operations $69,313 for depreciation and amortization, $6,408 for the amortization of the discount on notes payable, $62,085 for the amortization of the discount on accrued convertible interest, $13,551 for the interest capitalized on a note payable, $7,302 for the issuance of shares for a settlement, $186,299 for the fair value of options issued to officers and directors, $842,100 for the cost of extending the term of certain warrants outstanding, $383,467 gain for the revaluation of the warrant liability, $39,937 gain for the revaluation of the conversion option liability, and $197,798 gain for the revaluation of the option liability.  The Company’s results also reflect an increase in working capital deficiency of $523,801.

The Company had cash provided by  financing activities of $1,022,389 in 2012, which consisted primarily of proceeds from issuance of a note payable in the amount $1,080,000, offset by principal payments on debt of $57,611.

Historically, our primary cash requirements have been used to fund the cost of operations, with additional funds having been used in promotion and advertising and in connection with the exploration of new business lines.

The Company’s current liabilities exceeded its current assets by $3,480,990  as of September 30, 2012.  By adjusting its operation and development to the level of available resources, management believes it has sufficient capital resources to meet projected cash flow through the next twelve months. The Company also intends to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines as well as the completion of the integration of IT and systems at Artisan. However, if thereafter, the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.  Currently, we do not have any material long-term obligations other than those described in Note 10 to the financial statements included in this report. As we seek to increase our sales of perishables, as well as identify new and other consumer oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

On November 20, 2012 the Company entered into an employment agreement with each of its chief executive officer and its president with both agreements having an effective date of January 1, 2013 and terminating on December 31, 2015.  The agreements provide for annual compensation ranging from $226,250 to $273,763 during the term with a portion of the compensation paid in stock.  The agreements also provide for annual bonuses including bonuses based on increases in EBITDA (as defined in the agreements) of the Company’s various subsidiaries; additional bonuses upon the occurrence of certain events such as: listing on specific stock exchanges, spin-offs, investments and stock trading and volume levels.  The agreements also provide for stock options with exercise prices ranging from $0.40 - $1.60 and an award of restricted stock which only vest if certain volume and pricing milestones with respect to the Company’s common stock are met.  Each executive has the option of receiving any portion of his salary or bonus in the form of equity.  The agreements also contain non-compete and non-solicitation provisions.  The foregoing description of the employment agreements are qualified in their entirety by reference to each of the agreements, copies of which are filed as exhibits to this Quarterly Report on Form 10-Q and are incorporated by reference in this Item 5.

Item 6. Exhibits

10.1 CEO Employment Agreement

10.2 President Employment Agreement

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

SIGNATURE	TITLE	DATE

/s/Sam Klepfish	Chief Executive Officer	November 21, 2012
Sam Klepfish

/s/ John McDonald	Principal Financial Officer	November 21, 2012
John McDonald