Form 10-K
period 2012-12-31
INNOVATIVE FOOD HOLDINGS INC
filed 2013-03-28
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $2,349,520 as of  June 30, 2012, based upon a closing price of $0.40 per share for the registrant’s common stock on such date.

On March 5, 2013,  a total of 6,127,075 shares (post reverse-split) of our common stock were outstanding and 6,277,033  shares (post reverse-split) issued.

INNOVATIVE FOOD HOLDINGS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

PART I

ITEM 1.  Business

Our History

We were initially formed in June 1979 as Alpha Solarco Inc., a Colorado corporation. From June 1979 through February 2003, we were either inactive or involved in discontinued business ventures. We changed our name to Fiber Application Systems Technology, Ltd in February 2003. In January 2004, we changed our state of incorporation by merging into Innovative Food Holdings, Inc. (IVFH), a Florida corporation formed for that purpose. As a result of the merger, we changed our name to that of Innovative Food Holdings, Inc. In January 2004, we also acquired Food Innovations, Inc., a Delaware corporation, for 500,000 (post reverse-split)  shares of our common stock.

On May 18, 2012, the Company executed a Stock Purchase Agreement to acquire all of the issued and outstanding shares of Artisan Specialty Foods, Inc., an Illinois corporation (“Artisan”), from its owner, Mr. David Vohaska.  The purchase price was $1.2 million, with up to another $300,000 (with a fair value of $131,000) payable in the event certain financial milestones are met over the next one or two years.  The purchase price was primarily financed via a loan from Alpha Capital in the principal amount of $1,200,000.  Prior to the acquisition, Artisan was a supplier and had sold products to the Company.

Our Operations

Our business is currently conducted by our subsidiaries, Food Innovations, Inc. (“FII” or “Food Innovations”), which was incorporated in the State of Delaware on January 9, 2002, 4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.) and Gourmet Foodservice Group, Inc. Since its incorporation, Food Innovations, primarily through a relationship with US Foodservices, Inc. (“USF”),  has been in the business of providing premium restaurants with the freshest origin-specific perishables,   specialty food products, and healthcare products shipped directly from our network of vendors within 24 – 72 hours. Our customers include restaurants, hotels, country clubs, national chain accounts, casinos, hospitals and catering houses.  Since its incorporation, For The Gourmet has been in the business of providing consumers with gourmet food products shipped directly from our network of vendors within 24 – 72 hours. Since its incorporation, Gourmet Foodservice Group holds all the companies' intellectual property including the Artistre® line of products.  In our business model, we receive orders from our customers and then work closely with our suppliers to have the orders fulfilled.  In order to maintain freshness and quality, we carefully select our suppliers based upon, among other factors, their quality, uniqueness, reliability and access to overnight courier services.

Our Products

We distribute over 7,300  perishable and specialty food products, including origin-specific seafood, domestic and imported meats, exotic game and poultry, artisanal cheeses, caviar, wild and cultivated mushrooms, micro-greens, heirloom and baby produce, organic farmed and manufactured food products, estate-bottled olive oils and aged vinegars. We are constantly adding other products that food distributors cannot effectively warehouse, including organic products and specialty grocery items. We offer our customers access to the best food products available nationwide, quickly, most direct, and cost-effectively. Some of our best-selling items include:

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

Customer Service and Logistics

Our “live” chef-driven customer service department is available by telephone Monday through Thursday, from 8 a.m. to 6 p.m. and on Friday from 8 a.m. to 5 p.m., Florida time. The team is made up of six  chefs and culinary experts who are full-time employees of the Company, and who are experienced in all aspects of perishable and specialty products. By employing chefs and culinary experts to handle customer service, we are able to provide our customers with extensive information about our products, including:

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

Relationship with U.S. Foods

In February 2010, one of our subsidiaries, Food Innovations, signed a new contract with U.S. Foods (“USF”).  This  contract with USF expired on December 31, 2012.  However, the contract provides that it automatically renews for an additional 12-month term unless either party notifies the other in writing 30 days prior to the end date of its intent not to renew. Inasmuch as neither party gave the requisite notice, the agreement was automatically extended through December 31, 2013.  We believe that although a significant portion of our sales occurs through the USF sales force, the success of the program is less contingent on a contract then on the actual performance and quality of our products. Other than our business arrangements with USF, we are not affiliated with either USF or its subsidiary, Next Day Gourmet, L.P. (“Next Day Gourmet”). During the twelve months ended December 31, 2012 and 2011, sales to USF accounted for 76.0%  and 93.3% of total sales, respectively.

Growth Strategy

While the U.S. economic recovery remains fragile, there appears to be much for the restaurant industry to celebrate. According to the National Restaurant Industry’s 2013 forecast, restaurant sales are expected to grow by 3.8%, exceeding $6.5 billion.   For our continued growth within the foodservice industry, we rely heavily on the availability to our customers of our chefs' culinary skills, a high level of personal customer service, premium quality products, new product introductions and sales available through our relationship with USF.

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

In addition to attempting to grow our current business, we believe that there are lateral opportunities in the food industry. We may consider  the possibility of acquiring a gourmet food manufacturer or gourmet distributor at some future point in time. We anticipate that, given our current cash flow situation, any acquisition could involve the issuance of additional shares of our common stock or third party financing, which may not be available on acceptable terms. No acquisition will be consummated without thorough due diligence. No assurance can be given that we will be able to identify and successfully conclude negotiations with any potential target.

General economic conditions and consumer confidence can affect the frequency of purchases and amounts spent by consumers for food-prepared-away-from-home and, in turn, can impact our customers and our sales. We believe the current general economic conditions, including pressure on consumer disposable income, may  contribute to a slow or declining growth in the foodservice market. We intend to continue our efforts to expand our market share and grow earnings by focusing on sales growth, margin management, productivity gains and supply chain management, and product and service differentiation.

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

Employees

We currently employ 39 full-time employees, including 6 chefs and 2 executive officers. We believe that our relations with our employees are satisfactory. None of our employees are represented by a union.

Transactions with Major Customers

Transactions with a major customer and related economic dependence information is set forth (1) following our discussion of Liquidity and Capital Resources, (2) Concentrations of Credit Risk in Note 2 to the Condensed Consolidated Financial Statements, and (3) as the fourth item under Risk Factors.

How to Contact Us

Our executive offices are located at 3845 Beck Blvd., Naples, Florida 34114;  our Internet address is www.foodinno.com; and our telephone number is (239) 596-0204.  The contents of our website are not incorporated in or deemed to be a part of this Annual Report on Form 10-K.

Risk Factors

Prior to 2012, We Have a History of Losses Requiring Us To Seek Additional Sources of Capital

As of December 31, 2012, we had an accumulated deficit of $5,177,106.  We cannot assure you that we can sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will incur losses. Our possible success is dependent upon the successful development and marketing of our services and products, as to which we can give no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel, marketing and promotions, reduced margins caused by competitive pressures and other economic and non-economic factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. In addition, we will require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. We can give no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Our inability to obtain sufficient funds from our operations or external sources could require us to curtail or cease operations.

We Have Historically Derived Substantially All of Our Revenue From One Client and if We Were to Lose Such Client and Be Unable to Generate New Sales to Offset Such Loss, We May Be Forced to Cease or Curtail Our Operations.

In 2003, Next Day Gourmet initially contracted with our subsidiary, Food Innovations, to handle the distribution of over 3,000 perishable and specialty food products to customers of USF. In February 2010, Food Innovations signed a new contract with USF that was scheduled to expire in December 2012 but was automatically extended for an additional 12 months. Our sales through USF’s sales force generated gross revenues for us of $14,138,685  in the year ended December 31, 2012, and $10,754,467 in the year ended December 31, 2011. Those amounts contributed 76.0%  and 93.3%  respectively, of our total sales in those periods. Our sales efforts are for the most part substantially dependent upon the efforts of the USF sales force. Although we have generated revenues from additional customers other than USF, if our relationship with USF were to be materially changed and we are unable to generate substantial new sales to offset such loss, we may be forced to cease or curtail our operations.

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

The issuance of shares upon conversion of convertible notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the note/warrant holders may ultimately convert or exercise and sell the full amount of shares issuable on conversion/exercise. Although, for the most part, such note/warrant holders may not convert their convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% or 9.99% depending upon the particular note of our outstanding common stock unless waived in writing by the investor with 61 day notice to the Company, this restriction does not prevent them from converting and/or exercising some of their holdings, selling off those shares, and then converting the rest of their holdings. In this way, they could sell more than this limit while never holding more than this limit. We anticipate that eventually, over time, the full amount of the convertible notes will be converted into shares of our common stock, in accordance with the terms of the secured convertible notes, which will cause significant dilution to our other shareholders.

If We Are Required for any Reason to Repay Our Outstanding Convertible Notes We Would Be Required to Deplete Our Working Capital, If Available, or Raise Additional Funds.

We can be required to repay certain of our convertible notes or other notes. If we are required to repay a significant amount of these notes, we would be required to use our limited working capital and/or raise additional funds (which may be unavailable) which would have the effect of causing further dilution and lowering shareholder value.  If we were unable to pay the notes when required, the note holders could commence legal action against us and foreclose on almost all of our assets to recover the amounts due.  Any such action could require us to curtail or cease operations.

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

ITEM 2. Properties

On October 17, 2008, we entered into a three-year lease with Grand Cypress Communities, Inc. for new premises consisting of 4,000 square feet at 3845 Beck Blvd., Naples, Florida.  The commencement date of the lease is January 1, 2009.  On November 11, 2011, the Company extended the lease with Grand Cypress Communities, Inc. for 3 years, commencing on January 1, 2012.  The annual rent and fees under the lease is approximately $54,000.  The lease provides for a buyout option at the end of the lease with credit towards the purchase price received for the rental payments made during the term of the lease.  In February 2013, the lease agreement was amended to a two year lease ending December 31, 2013.

On May 7, 2012, we entered into a three-year lease with David and Sherri Vohaska for approximately 18,700 feet of office and warehouse space located at 8121 Ogden Avenue, Lyons, Illinois.  The annual rent under the lease is approximately $8,333 per month for the first year, $8,417 per month for the second year, and $8,500 for the third year. David Vohaska is currently an employee of the Company and prior to the acquisition of Artisan Specialty Foods, Inc. was the owner of Artisan.

On October 1, 2011, the Company entered into a month-to-month lease with Grand Cypress Communities, Inc. for warehouse space consisting of 2,000 square feet at 3845 Beck Blvd., Naples, Florida.  The commencement date of this lease is October 1, 2011.  The monthly rent and fees under this lease is $848.

On March 8, 2013,we purchased a building and property located at 28411 Race Track Road, Bonita Springs, Florida 34135.  The property consists of approximately 1.1 acres of land and close to 10,000 square feet of combined office and warehouse space.  The purchase price of the property was $770,000 and was financed in part by a five year mortgage in the amount of $546,000.  The Company intends to relocate all of its office and warehouse facilities into the newly acquired building in Bonita Springs, Florida in mid 2013.

ITEM 3. Legal Proceedings

None.

ITEM 4. Mine Safety Disclosure

Not Applicable.

 PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prices for our common stock are quoted on the OTCQB. Since March 2004, our common stock has traded under the symbol "IVFH". Prior thereto, our common stock traded under the symbol "FBSN".  6,277,033 shares of our common stock were outstanding as of March 5, 2013.  The following table sets forth the high and low closing sales prices (post reverse-split) of our common stock as reported in the OTCQB for each full quarterly period within the two most recent fiscal years.

Fiscal Year Ending December 31, 2012	HIGH	LOW
First Quarter	$0.390	$0.230
Second Quarter	0.705	0.250
Third Quarter	0.640	0.200
Fourth Quarter	0.448	0.246

Fiscal Year Ending December 31, 2011	HIGH	LOW
First Quarter	$0.460	$0.320
Second Quarter	0.430	0.180
Third Quarter	0.480	0.350
Fourth Quarter	0.440	0.290

The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On March 19, 2013, the closing price of our common stock as reported by the OTC Market was $0.26.

Security Holders

On March 5, 2013,  there were approximately 95  record holders of our common stock. In addition, we believe there are at least several hundred additional beneficial owners of our common stock whose shares are held in "street name."

Dividends

We have not paid dividends during the three most recently completed fiscal years, and have no current plans to pay dividends on our common stock. We currently intend to retain all earnings, if any, for use in our business.

Recent Sales and Other Issuances of Our Equity Securities

During the twelve months ended December 31, 2012, the Company had the following transactions:

The Company issued 150,000 shares (post reverse-split) of common stock with a value of $37,500 pursuant to the Haley  Acquisition Agreement.

The Company committed to issue 26,078 shares (post reverse-split) of common stock for settlement of a note.  The fair value of $7,302 is included in Common Stock Subscribed on the Company’s balance sheet at December 31, 2012.

All of the issuances described above were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 for the following reasons:  (1) none of the issuances involved a public offering or public advertising of the payment of any commissions or fees; (2) the issuances for cash were to “accredited investors”; (3) the issuances upon conversion of notes were for notes held at least 12 months and did not involve the payment of any other consideration; and (4) all issuances to affiliates and to non-affiliates holding the securities for less than  six months year carried restrictive legends.

Dilutive Securities and Derivative Liabilities

As of December 31, 2012 and December 31, 2011, the Company had outstanding convertible notes payable in the aggregate principal amount of $2,147,749 and $1,109,481, respectively, with accrued interest of $759,053  and $693,085, respectively, which, if converted to common stock, will result in our issuance of approximately 7,256,844  and 4,437,928 shares (post reverse-split) of common stock, respectively, at conversion rates ranging from $0.25 to $1.00 per share (post reverse-split).

The Company has issued warrants for holders to purchase an additional 6,964,000 and 5,464,000 shares (post reverse-split) of common stock at December 31, 2012 and 2011, respectively.

The Company also has outstanding stock options to purchase an additional 2,070,000 and  1,570,000 shares (post reverse-split) of common stock at December 31, 2012 and 2011, respectively.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2012 the Company we did  not  have any equity compensation plans. The following shares are issuable pursuant to individual employment arrangements:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (post reverse-split)	Weighted-average exercise price of outstanding options, warrants, and rights (post reverse-split)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	None	N/A	N/A

Equity compensation plans not approved by security holders:

Stock options	1,540,000	$0.350	N/A
Stock options	132,500	$0.380	N/A
Stock options	132,500	$0.450	N/A
Stock options	132,500	$0.475	N/A
Stock options	132,500	$0.480	N/A
Total	2,070,000	$0.375	N/A

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

On August 25, 2005, the Company entered into contracts which obligated the Company under certain circumstances to issue shares of common stock in excess of the number of shares of common stock authorized. Under accounting guidance provided by FASB ASC 815-40-05, effective August 25, 2005 the Company began to account for all derivative financial instruments, including warrants, conversion features embedded in notes payable, and stock options, via the liability method of accounting. Accordingly, all these instruments were valued at issuance utilizing the Black-Scholes valuation method, and were re-valued at each period ending date, also using the Black-Scholes valuation method.  Any gain or loss from revaluation was charged to operations during the period.

On December 27, 2012, the Company entered into agreements (the “2012 Notes Payable Extension Agreement”) affecting the terms of certain of its convertible notes payable. One of these changes established a minimum conversion price for these notes of $0.05.  Under accounting guidance provided by FASB ASC 815-40-05, this resulted in a change in accounting method for  these instruments from derivative accounting to equity accounting.   The Company revalued these instruments at December 27, 2012 using the Black-Scholes valuation method. Any gain or loss in value was charged to operations.

(a) Warrants:

The Company valued warrants using the Black-Scholes valuation model.  Warrants were valued upon issuance, and re-valued at each financial statement reporting date; they were also valued at December 27, 2012, at which time the Company changed its method of accounting for these instruments from the derivative method to the equity method.  The fair value of the Company’s outstanding warrants at December 27, 2012 was $2,088,475. This amount was considered a component of the Company’s gain on the extinguishment of debt, in the total amount of $3,797,001 during the twelve months ended December 31, 2012.

The following table illustrates certain key information regarding our warrants and warrant valuation assumptions at December , 2012 and 2011:

	December 31,
	2012	2011
Number of warrants outstanding (post reverse-split)	6,964,000	5,464,000
Value at December 31	N/A	$500,825
Number of warrants issued during the period (post reverse-split)	1,500,000	-
Value of warrants issued during the year	$572,765	$-
Revaluation (gain) loss during the period	$172,785	$(682,350)

Black-Scholes model variables:
Volatility	112.43% - 214.36%	92.52% - 114.30%
Dividends	$0	$0
Risk-free interest rates	0.11% - 1.18%	0.06% - 0.17%
Term (years)	0.01 - 8.00	0.01-5.00

(b) Embedded conversion features of notes payable:

Through December 27, 2012, the Company accounted for conversion options embedded in convertible notes in accordance with ASC 815-10-05. ASC 815-10-05 generally requires companies to bifurcate conversion options embedded in convertible notes and preferred shares from their host instruments and to account for them as free standing derivative financial instruments in accordance with ASC 815-40-05.  The 2012 Notes Payable Extension Agreement resulted in a change in accounting method for  these instruments from derivative accounting to equity accounting.  The Company revalued these instruments December 27, 2012 using the Black-Scholes valuation method. Any gain or loss in value was charged to operations.

The following table illustrates certain key information regarding our conversion options and valuation assumptions at December 31, 2012 and 2011:

	December 31,
	2012		2011

Number of conversion options outstanding (post-reverse split)		5,368,195	4,437,928
Value at December 31	$	N/A	$1,245,761
Number of options issued during the year (post-reverse split)		1,200,000	-
Value of options issued during the year (post-reverse split)		$263,664	$-
Number of options exercised or underlying notes paid during the year		3,419,284	2,053,240
Value of options exercised or underlying notes paid during the year		$81,921	$623,837
Revaluation loss (gain) during the period		$281,024	$(595,967)

Black-Scholes model variables:
Volatility	112.43% to 214.36%		92.52% to 114.3%
Dividends		0	0
Risk-free interest rates		0.11 to 1.18%	0.06 to 0.17%
Term (years)		1.1 to 10.00	10.00

(c)   Stock options:

The Company accounted for options in accordance FASB ASC 718-40.  Options were valued upon issuance, and re-valued at each financial statement reporting date, utilizing the Black-Scholes valuation model; they were also valued at December 27, 2012, at which time the Company changed its method of accounting for these instruments from the derivative method to the equity method.  The fair value of the Company’s options at December 27, 2012 was $411,792.  This amount was reclassified to equity at December 27, 2012.

The following table illustrates certain key information regarding our options and option assumptions at December 31, 2012 and 2011.

	December 31,
	2012	2011
Number of options outstanding (post-reverse split)	2,070,000	970,000
Value at December 31	$ N/A	$162,183
Number of options issued during the year (post-reverse split)	1,100,000	-
Value of options issued during the year (post-reverse split)	$-	-
Number of options recognized during the year pursuant to SFAS 123(R)	1,100,000	-
Value of options recognized during the year pursuant to SFAS 123(R)	$186,299	$-
Revaluation (gain) during the period	$63,309	$174,835

Black-Scholes model variables:
Volatility	112.43% to 214.36%	92.52% to 114.3%
Dividends	0	0
Risk-free interest rates	0.11% - 1.18%	0.06 to 0.17%
Term (years)	0.26 - 5.00	0.15-5.00

Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $5,547 for doubtful accounts receivable at December 31, 2012, and $11,044 at December 31, 2011. Actual losses on accounts receivable were $5,687  for 2012 and $13,841 for 2011. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America. The estimated fair values approximate their carrying value because of the short-term maturity of these instruments or the stated interest rates are indicative of market interest rates. These fair values have historically varied  due to the market price of the Company’s stock at the date of valuation. Generally, these liabilities  increased as the price of the Company’s stock increased (with resultant gain), and decreased as the Company’s stock decreased (yielding a loss). In December 2013, the Company removed  these liabilities from its balance sheet  by  reclassifying them as equity; we expect the amount of future gains and losses recognized to be reduced.

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

In January 2004, we changed our state of incorporation by merging into Innovative Food Holdings, Inc. (“IVFH”), a Florida  corporation. As a result of the merger we changed our name to that of Innovative Food Holdings, Inc. In February 2004 we also acquired Food Innovations, Inc. (“FII”) a Delaware corporation incorporated on January 9, 2002 and through FII and our other subsidiaries we are in the business of nationwide distribution of specialty  food , artisanal food,  organic foods and health food distribution and sales using third-party shippers and through our own delivery vehicles  in the greater Chicago area.

On May 18, 2012, the Company executed a Stock Purchase Agreement to acquire all of the issued and outstanding shares of Artisan Specialty Foods, Inc., an Illinois corporation (“Artisan”), from its owner, Mr. David Vohaska.  The purchase price was $1.2 million, with up an additional  $300,000 (with a fair value of $131,000) payable in the event certain financial milestones are met over the next one or two years.  The purchase price was primarily financed via a loan from Alpha Capital in the principal amount of $1,200,000.  Prior to the acquisition, Artisan was a supplier and had sold products to the Company.

Transactions With a Major Customer

Transactions with a major customer and related economic dependence information is set forth (1) following our discussion of Liquidity and Capital Resources, (2) under the heading Transactions with Major Customers in Note 14 to the Consolidated Financial Statements, and (3) as the fourth item under Risk Factors.

RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2012 and 2011.

This discussion may contain forward looking-statements that involve risks and uncertainties. Our future results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue

Revenue increased by $7,057,674 or approximately 61% to $18,610,487 for the year ended December 31, 2012 from $11,552,813 in the prior year.  $3,406,391 or 29.5% of the increase was attributable to the acquisition of Artisan. The increase was also attributable to a significant increase in sales of specialty items, and smaller increases in meat and game and cheese products, partially offset by decreases in seafood and poultry products.  We continue to assess the potential of new revenue sources from the manufacture and sale of proprietary food products and additional sales channel opportunities and will implement that strategy if, based on our analysis, we deem it beneficial to us.

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

Cost of goods sold

Our cost of goods sold for the year ended December 31, 2012 was $13,793,550, an increase of $4,919,550  or approximately 55% compared to cost of goods sold of $8,874,000 for the year ended December 31, 2011. Cost of goods sold is primarily made up of the following expenses for the year ended December 31, 2012: cost of goods of specialty, meat, game, cheese poultry and other sales categories in the amount of $10,013,013; and shipping expenses in the amount of $3,095,046.   The cost of goods sold increase is mainly associated with the increase in sales, largely due to the Artisan acquisition.    Total  gross margin improved to 25.9% of sales in 2012, compared to 23.2% of sales in 2011.

In 2012, we continued to aggressively price our products in order to gain market share and increase the number of our end users. We were successful in both increasing sales and increasing market share.  We currently expect, if market conditions and our product revenue mix remain constant, that our cost of goods sold will either remain stable or  likely improve slightly.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $2,222,860  or approximately 110.7% to $4,230,227  during the year ended December 31, 2012 compared to $2,007,367  for the year ended December 31, 2011. Selling, general and administrative expenses were primarily made up of the following for the year ended December 31, 2012: payroll and related expenses, including employee benefits, in the amount of $2,745,160 (including share based compensation in the amount of $161,821, and value of options in the amount of $249,609); consulting and professional fees in the amount of $397,916; facilities and related expenses in the amount of $203,903; insurance costs in the amount of $163,761; office expense in the amount of $152,141; amortization and depreciation expense in the amount of $126,855; travel and entertainment expenses in the amount of $102,590; computer support expenses in the amount of $95,622; commissions expense in the amount of $68,413; advertising expense in the amount of $52,987; vehicle expense in the amount $45,059; credit card fees in the amount of $35,532;  property taxes in the amount of $10,852; and settlement costs of $7,302. The increase in selling, general, and administrative expenses was primarily due to increases in volume, and the acquisition of Artisan Specialty Foods which has higher selling general and administrative expenses than other Innovative Food Holdings historical levels.  In addition, expenses associated with the Company’s annual meeting and the Artisan acquisition had the effect of increasing selling general and administrative expenses. .  We expect our selling, general, and administrative expenses to remain steady or slightly decrease  in 2013.

Interest expense, net

Interest expense, net of interest income, increased by $495,336 or approximately 88% to $1,057,308 during the twelve months ended December 31, 2012, compared to $561,972 during the twelve months ended December 31, 2011.  The primary reason for the increase was due to the write-off of the discount on notes payable in the amount of $824,286 related to the extinguishment of debt during the year ended December 31, 2012, and to the note payable in the gross amount of $1,200,000 related to the acquisition of Artisan that the Company entered into in May 2012.

Gain on extinguishment of debt

Gain on extinguishment of debt was $3,797,001 during the year ended December 31, 2012, an increase of $3,631,675 or approximately 2,197% compared to gain on extinguishment of debt of $165,326 during the year ended December 31, 2011.  The increase is due to gain realized with the restructure of certain of the Company’s convertible note agreements in 2012.

Loss on Settlement of Debt

Loss on settlement of debt was $63,000 during the year ended December 31, 2011 compared to  $0 during the year ended December 31, 2012.  In 2011, the Company entered into an agreement (the “Morren Settlement Agreement”) with an investor.  Pursuant to the settlement terms of the Morren Settlement Agreement, the Company issued 180,000 shares (post reverse-split) of common stock in full satisfaction of this claim of liability. The fair value of these shares in the amount of $63,000 was recorded as a loss on the settlement of debt during the year ended December 31, 2011.

Cost of Warrant Extension

During the twelve months ended December 31, 2012, the Company extended the term of certain of its warrants outstanding.  The Company valued the cost of the extended term using the Black-Scholes valuation model, and charged the fair value of $842,100 to operations during the year ended December 31, 2012.  There was no comparable charge during the year ended December 31, 2011.

Gain from change in fair value of warrant liability

At December 31, 2012, the Company had outstanding warrants to purchase an aggregate of 2,070,000 shares (post reverse-split) of the Company’s common stock.  On December 27, 2012, the Company entered into the 2012 Notes Payable Extension Agreement, which affected the terms of certain of its convertible notes payable.  Under accounting guidance provided by FASB ASC 815-40-05, this resulted in a change in accounting method for the Company’s warrants from derivative accounting to equity accounting. The Company revalued these instruments at December 27, 2012 using the Black-Scholes valuation method. This revaluation resulted in a loss of $172,595, which the Company included in operations during the year ended December 31, 2012. This was an increase of $855,135 or approximately 125.3% compared to a gain of $682,350 from the revaluation of the warrant liability which the Company recorded during the year ended December 31, 2011.

(Gain) loss from change in fair value of conversion option liability

At December 31, 2012, the Company had outstanding note payable conversion options  to purchase an aggregate of 5,368,195 shares (post reverse-split) of the Company’s common stock.  On December 27, 2012, the Company entered into the 2012 Notes Payable Extension Agreement which affected the terms of certain of its convertible notes payable.  Under accounting guidance provided by FASB ASC 815-40-05, this resulted in a change in accounting method for the Company’s warrants from derivative accounting to equity accounting. The Company revalued these instruments at December 27, 2012 using the Black-Scholes valuation method. This revaluation resulted in a loss of $281,024, which the Company included in operations during the year ended December 31, 2012. This was an increase of $876,991 or approximately 147.2% compared to a gain of $595,967 from the revaluation of the warrant liability which the Company recorded during the year ended December 31, 2011.

Net (loss) Income

For the reasons above, the Company had a net income for the year ended December 31, 2012 of $2,030,494, an increase of $540,377  or approximately 36.3% compared to a net income of $1,490,117 during the twelve months ended December 31, 2011. In 2012 operating income improved due to increases in sales, improved  gross margins, and one-time gains associated with the restructuring of the Company’s convertible notes.

Liquidity and Capital Resources at December 31, 2012

As of December 31, 2012, the Company had current assets of $2,838,218 consisting of cash of $1,347,029, trade accounts receivable of $959,805, inventory of $517,631, and other current assets of  $13,753.   Also at December 31, 2012, the Company had current liabilities of $1,929,631, consisting of accounts payable and accrued liabilities of $1,719,652 (of which $342,880 is payable to related parties); accrued interest, related parties of $39,866; current portion of notes payable, net of discounts, of $11,543; current portion of notes payable – related parties, net of discounts of $110,500; and a contingent purchase price liability of $48,070.

During the twelve months ended December 31, 2012, the Company generated cash from operating activities of $806,874.  This consisted of the Company’s net income of $2,030,494, reduced by the gain on the extinguishment of debt of $3,797,001, and increased by non-cash charges for the value of the extension of warrant terms of $842,100; amortization of discount on notes payable of $838,339; the value of options issued to officers and directors of $348,120; the change in fair value of conversion option liability of $281,024; the change in fair value of warrant liability of $172,785; depreciation and amortization of $126,855;  amortization of discount on convertible accrued interest of $87,520 ; interest capitalized on note payable of $13,551; and value of shares issued in settlement of $7,302.  The Company’s cash position was also reduced by $335,029 as a result of a change in the components of current assets and current liabilities.  The acquisition of Artisan had an effect on the components of the Company’s working capital.  The following amounts were associated with Artisan at December 31, 2012: cash of $275,305; accounts receivable of $427,801; inventory of $527,366; other current assets of $8,333; accounts payable and accrued liabilities of $383,618; and current portion of lease payable of $11,543.

The Company had cash used by investing activities of $1,217,353 in 2012, which consisted of a cash payment to acquire Artisan Specialty Foods in the amount of $1,176,605, and cash paid for the acquisition of property and equipment of $40,748.

The Company had cash provided by financing activities of $895,044 in 2012, which consisted of net proceeds from the issuance of notes payable in the amount of $1,080,000, offset by principal payments on notes payable of $164,956 and principal payments on notes payable to a related party of $20,000.

The Company’s had net working capital of $908,587 as of December 31, 2012.  We have generated positive cash flow from operations during the years ended December 31, 2012 and 2011. In addition, the Company’s auditors removed the going concern qualification to the audit opinion on the Company’s financial statements for the year ended December 31, 2012.   The Company  intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines.  Currently, we do not have any material long-term obligations other than those described in Note  9 to the financial statements included in this report. As we seek to increase our sales of perishables, as well as identify new and other consumer and food service oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

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

The independent auditors’ reports on our December 31, 2011  financial statements included in this Annual Report states that our working capital deficiency raises substantial doubts about our ability to continue as a going concern.

2013 Plans

During 2013, in addition to our efforts to increase sales in our existing foodservice operations we  plan to attempt to expand our business by expanding our focus to additional foodservice markets, exploring potential acquisition opportunities and continuing to extend our focus from a mainly  wholesale foodservice business directed towards chefs to commencing retail sales by making sales direct to consumers through a variety of direct to consumer sales channel relationships which are currently being explored. In addition we are currently exploring the introduction of a variety of new product categories and new product lines, to leverage our existing foodservice customer base.

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

Transactions With Major Customers

The Company’s largest customer, USF and its affiliates, accounted for approximately 76.0% and  93% of total sales in the years ended December 31, 2012 and 2011, respectively.  A contract with USF was set to expire  December 31, 2012 but was automatically extended for an additional 12 months..  No other customer accounted for more than 1% of our net revenue.

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
Naples, Florida

We have audited the accompanying consolidated balance sheet of Innovative Food Holdings, Inc., and subsidiaries (“the Company”) as of December 31, 2012 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ LIGGETT, VOGT & WEBB, P.A.

New York, NY
March 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Innovative Food Holdings, Inc.
Naples, Florida

We have audited the accompanying consolidated balance sheet of Innovative Food Holdings, Inc., and subsidiaries (“the Company”) as of December 31, 2011 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform, an audit of its Internal Control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011  and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP

New York, NY
March 26, 2012

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$1,347,029	$862,464
Accounts receivable net	959,805	493,700
Inventory	517,631	42,312
Other current assets	13,753	5,420
Total current assets	2,838,218	1,403,896

Property and equipment, net	145,632	18,222
Trade name	217,000	-
Non-compete	213,500	-
Customer relationships	489,822	-
Implied goodwill	151,000	-
Total assets	$4,055,172	$1,422,118

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued liabilities	$1,376,772	$925,790
Accrued liabilities - related parties	342,880	157,080
Accrued interest, net	-	663,691
Accrued interest - related parties, net	39,866	29,396
Notes payable, current portion, net of discount of $1,393,411 and $0 as of December 31, 2012 and 2011, respectively	11,543	978,982
Notes payable - related parties, current portion	110,500	130,500
Warrant liability	-	500,825
Options liability	-	161,884
Conversion option liability	-	1,245,761
Contingent purchase price liability	48,070	-
Total current liabilities	1,929,631	4,793,909

Accrued interest, long-term portion	719,187	-
Note payable - long term portion, net of discount of $475,071 and $0 as of December 31, 2012 and 2011, respectively	185,068	-
Total liabilities	2,833,886	4,793,909

Stockholders' equity (deficiency)
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,023,801 and 5,873,843 shares issued (post reverse-split) and 5,809,088 and 5,659,130 shares outstanding (post reverse-split) at December 31, 2012 and 2011, respectively	602	587
Additional paid-in capital	6,329,553	3,774,287
Common stock subscribed	68,336	61,034
Treasury stock, 304 and 304 shares outstanding (post reverse-split)	(99)	(99)
Accumulated deficit	(5,177,106)	(7,207,600)
Total stockholders' equity (deficiency)	1,221,286	(3,371,791)

Total liabilities and stockholders' equity (deficiency)	$4,055,172	$1,422,118

See notes to consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011

Revenue	$18,610,487	$11,552,813
Cost of goods sold	13,793,550	8,874,000
	4,816,937	2,678,813

Selling, general and administrative expenses	4,230,227	2,007,367
Total operating expenses	4,230,227	2,007,367

Operating income	586,710	671,446

Other (income) expense:
Interest expense	1,057,308	561,972
(Gain) from the extinguishment of debt	(3,797,001)	(165,326)
Loss on settlement of debt	-	63,000
Cost of warrant extension	842,100	-
Loss (gain) from change in fair value of warrant liability	172,785	(682,350)
Loss (gain) from change in fair value of conversion option liability	281,024	(595,967)
Total other (income) expense	(1,443,784)	(818,671)

Income before income taxes	2,030,494	1,490,117

Income tax expense	-	-

Net income	$2,030,494	$1,490,117

Net income per share - basic (post reverse-split)	$0.36	$0.34

Net income per share - diluted (post reverse-split)	$0.25	$0.03

Weighted average shares outstanding - basic (post reverse-split)	5,698,434	4,382,459

Weighted average shares outstanding - diluted (post reverse-split)	12,530,222	13,110,770

See notes to consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011

Cash flows from operating activities:
Net income	$2,030,494	$1,490,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,855	14,034
Amortization of discount on notes payable	838,339	292,545
Amortization of discount on accrued interest	87,520	148,399
Interest capitalized to note payable	13,551	-
Loss on settlement	-	63,000
Value of shares issued in settlement of claim	7,302	-
Value of options issued to officer and directors	348,120	-
Value of extension of term of warrants	842,100	-
Gain on the extinguishment of debt and accrued interest	(3,797,001)	(165,326)
Allowance for bad debt	-	147,594
Change in fair value of warrant liability	172,785	(682,350)
Change in fair value of option liability	63,609	(174,835)
Change in fair value of conversion option liability	281,024	(595,967)
Changes in assets and liabilities:
Accounts receivable, net	(3,864)	(77,185)
Inventory and other current assets, net	(188,967)	10,345
Accounts payable and accrued expenses - related party	134,670	(6,769)
Accounts payable and accrued expenses	(149,663)	130,962
Net cash provided by operating activities	806,874	594,564

Cash flows from investing activities:
Payment to acquire Artisan Specialty Foods, net	(1,176,605)	-
Proceeds received on loan	-	1,500
Purchase of treasury stock	-	(99)
Acquisition of property and equipment	(40,748)	(8,468)
Net cash used in investing activities	(1,217,353)	(7,067)

Cash flows from financing activities:
Proceeds from issuance of notes payable	1,080,000	-
Principal payments on debt	(164,956)	(243,115)
Principal payments on notes payable - related parties	(20,000)	-
Net cash (used in) provided by financing activities	895,044	(243,115)

Increase in cash and cash equivalents	484,565	344,382

Cash and cash equivalents at beginning of period	862,464	518,082

Cash and cash equivalents at end of period	$1,347,029	$862,464

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$35,327	$31,304

Taxes	$-	$-

Conversion of notes payable and accrued interest to common stock	$-	$318,634

Commitment to issue shares charged to common stock subscribed	$7,302	$-
Common stock and options issued in connection with the Haley acquisition	$62,145	$-

See notes to consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
For the two years ended December 31, 2012

	Common Stock			Common stock	Treasury stock		Accumulated
	Amount	Value	APIC	Subscribed	Amount	Value	Deficit	Total

Balance as of December 31, 2010	4,327,702	433	2,605,352	-	-	-	(8,697,717)	(6,091,932)

Shares repurchased and held in treasury	-	-	-	-	304	(99)	-	(99)

Shares issued to directors for services	72,182	7	21,993	-	-	-	-	22,000

Shares issued for settlement of convertible note payable	180,000	18	62,982	-	-	-	-	63,000

Common stock issued for conversion of notes payable and accrued interest	1,359,551	136	349,794	61,034	-	-	-	410,964

Common stock issued in error	14,409	1	(1)	-	-	-	-	-

Cancellation of shares of common stock issued in error	(80,000)	(8)	8	-	-	-	-	-

Discount to notes payable due to beneficial conversion feature of accrued interest	-	-	110,322	-	-	-	-	110,322

Reclassification of notes payable conversion option liability to equity	-	-	623,837	-	-	-	-	623,837

Income for the year ended December 31, 2011	-	-	-	-	-	-	1,490,117	1,490,117

Balance as of December 31, 2011	5,873,844	587	3,774,287	61,034	304	(99)	(7,207,600)	(3,371,791)

Shares issued for settlement of claim	-	-	-	7,302	-	-	-	7,302

Shares related to Haley acquisition	150,000	15	37,485	-	-	-	-	37,500

Stock options related to Haley acquisition	-	-	24,645	-	-	-	-	24,645

Stock options issued to directors for services	-	-	161,821	-	-	-	-	161,821

Discount on notes payable	-	-	1,750,226	-	-	-	-	1,750,226

Rounding due to reverse stock split	(42)	-	-	-	-	-	-	-

Discount to notes payable due to beneficial conversion feature of accrued interest	-	-	87,376	-	-	-	-	87,376

Reclassification of notes payable conversion option liability to equity	-	-	81,921	-	-	-	-	81,921

Reclassification of value of stock options from liability to equity	-	-	411,792	-	-	-	-	411,792

Income for the year ended December 31, 2012	-	-	-	-	-	-	2,030,494	2,030,494

Balance as of December 31, 2012	6,023,802	602	6,329,553	68,336	304	(99)	(5,177,106)	1,221,286

See notes to consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

FII is in the business of providing premium foodservice establishments, including white tablecloth restaurants with the freshest origin-specific perishables and specialty food products direct from its network of vendors to the end users (restaurants, hotels, country clubs, national chain accounts, casinos, and catering houses) within 24 - 72 hours. For The Gourmet Inc., through its website www.forthegourmet.com, and through additional sales channels, provides the highest quality gourmet food products to the retail consumer market under the For The Gourmet line.

We currently sell the majority of our products through a distributor relationship between FII and Next Day Gourmet, L.P., a subsidiary of U.S. Foods (“USF”), a $20 Billion broad line distributor.  On May 18, 2012, the Company executed a Stock Purchase Agreement to acquire all of the issued and outstanding shares of Artisan Specialty Foods, Inc., an Illinois corporation (“Artisan”), Artisan was previously a supplier to the Company. Artisan  is a supplier of over 1,500 niche gourmet products to over 500 customers in the Greater Chicago area.

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

On August 25, 2005, we entered into contracts which obligated the company under certain circumstances to issue shares of common stock in excess of the number of shares of common stock authorized. Under accounting guidance provided by FASB ASC 815-40-05, from August 25, 2005 through December 27, 2012, we accounted for all derivative financial instruments, including warrants, conversion features embedded in notes payable, and stock options, via the liability method of accounting. Accordingly, all these instruments were valued at issuance utilizing the Black-Scholes valuation method, and were re-valued at each period ending date, also using the Black-Scholes valuation method.  Any gain or loss from revaluation was charged to operations during the period.  On December 27, 2012, we entered into agreements (the “2012 Notes Payable Extension Agreement”) with certain holders of its convertible notes which, among other things, created a minimum conversion price for the principal amount of the notes of $0.05. Under accounting guidance provided by FASB ASC 815-40-05, this resulted in a change in accounting method for our derivative financial instruments to the equity method of accounting.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Innovative Food Holdings, Inc., and its wholly owned operating subsidiaries, Artisan Specialty Foods, Inc. (“Artisan”), Food Innovations, Inc. (“FII”), Food New Media Group, Inc. (“FNM”), Gourmet Foodservice Group, Inc. (“GFG”),  and 4 The Gourmet, Inc (d/b/a For The Gourmet, Inc.) (“Gourmet”) (collectively, the “Company, or “IVFH”). All material intercompany transactions have been eliminated upon consolidation of these entities.

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
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  Accounts receivable are presented net of an allowance for doubtful accounts of $5,547 and $11,044 at December 31, 2012, and 2011, respectively.

Property and Equipment

Property and equipment are valued at cost.  Depreciation is provided over the estimated useful lives up to five years using the straight-line method.  Leasehold improvements are depreciated on a straight-line basis over the term of the lease.

The estimated service lives of property and equipment are as follows:

Computer Equipment	3 years
Warehouse Equipment	5 years
Office Furniture and Fixtures	5 years
Vehicles	5 years

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

As of December 31, 2012, the Company’s management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

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
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation.

Diluted earnings per share was computed as follows for the year ended December 31, 2012:

	Income (Numerator)	Shares (Denominator)(post reverse-split)	Per-Share Amount (post reverse-split)
Basic earnings per share (post reverse-split)	$2,030,494	5,698,434	$0.36
Effect of Dilutive Securities
Conversion of notes and interest into common stock:
Additional shares		4,293,924
Decrease in interest expense due to conversion	130,007
Remove loss on revaluation of conversion option liability	281,026
Exercise of in-the-money warrants:
Additional shares (post reverse-split)		2,194,000
Remove loss on revaluation of warrant liability	663,238
Shares accrued, not yet issued (post reverse-split)		343,864

Diluted earnings per share (post reverse-split)	$3,104,765	12,530,222	$0.25

Anti-dilutive shares at December 31, 2012:

For the year ended December 31, 2012, the Company excluded certain dilutive securities form the calculation of dilutive earnings per share because the effect would be anti-dilutive, including warrants to purchase 1,870,0000 shares (post reverse-split) at exercise prices of $0.55 to $0.60 per share (post reverse-split); 2,070,000 shares (post reverse-split) issuable upon the exercise of options at $0.35 to $0.40 (post reverse-split), and 1,531,256 shares (post reverse-split) issuable upon the conversion of notes and accrued interest at $1.00 per share  (post reverse-split).

Diluted earnings per share was computed as follows for the year ended December 31, 2011:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per share (post reverse-split)	$1,490,117	4,382,459	$0.34
Effect of Dilutive Securities
Conversion of notes and interest into common stock:
Additional shares (post reverse-split)		8,384,447
Decrease in interest expense due to conversion	693,087
Remove gain on revaluation of conversion option liability	(1,768,724)

Shares accrued, not yet issued (post reverse-split)		343,864

Diluted earnings per share (post reverse-split)	$414,480	13,110,770	$0.03

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Anti-dilutive shares at December 31, 2011:

For the year ended December 31, 2011, the Company excluded warrants to purchase 1,870,000 (post reverse-split) shares because the warrant exercise prices were greater than the average market price of the common shares.  In addition, the Company has excluded in the calculation of dilutive loss per share 970,000 shares (post reverse-split) issuable upon the exercise of options at $0.38-$0.48  per share (post reverse-split).

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At December 31, 2012 and 2011, trade receivables from the Company’s largest customer amount to 60% and 93%, respectively, of total trade receivables.

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

In August 2005, the Company’s commitments to issue shares of common stock first exceeded its common stock authorized. At this time, the Company began to value its stock options via the liability method of accounting. Pursuant to guidance in ASC 718-40 the cost of these options were valued via the Black-Scholes valuation method when issued, and re-valued at each reporting period.  The gain or loss from this revaluation was charged to compensation expense during the period.  On December 27, 2012, the Company  entered into the 2012 Notes Payable Extension Agreement with certain holders of its convertible notes which, among other things, created a minimum conversion price for the principal amount of the notes. Under accounting guidance provided by FASB ASC 815-40-05, this resulted in a change in accounting method for  our derivative financial instruments to the equity method of accounting. We revalued our derivative liabilities at December 27, 2012, and charged the gain or loss from this revaluation to compensation expense during the period.

Options expense and gain or loss on revaluation during the twelve months ended December 31, 2012 and 2011 are summarized in the table below:

	December 31,
	2012	2011

Option expense	$348,120	$-

(Gain) loss on revaluation of options	$63,311	$(174,834)

Significant Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

2.  ACQUISITIONS

Artisan Specialty Foods, Inc.

On May 18, 2012, the Company executed a Stock Purchase Agreement to acquire all of the issued and outstanding shares of Artisan Specialty Foods, Inc., an Illinois corporation (“Artisan”), from its owner, Mr. David Vohaska.  The purchase price was $1.2 million, with up to another $300,000  (with a fair value of $131,000 ) payable in the event certain financial milestones are met over the next one or two years.  The purchase price was primarily financed via a loan from Alpha Capital Aktiengesselschaft (see note 10) in the principal amount of $1,200,000.  Prior to the acquisition, Artisan was a supplier and had sold products to the Company.

The total purchase price was allocated to Artisan’s net tangible assets, with the residual allocated to intangible assets:

Closing cash payment	$1,200,000
Contingent purchase price	131,000
Total purchase price	$1,331,000

Tangible assets acquired	$918,515
Liabilities assumed	(614,515	)*
Net tangible assets	304,000
Trade name	217,000
Non-compete agreement	244,000
Customer relationships	415,000
Goodwill	151,000
Total purchase price	$1,331,000

* excluding the Line of Credit paid off with closing cash payment

Pro forma results

The following tables set forth the unaudited pro forma results of the Company as if the acquisition of Artisan  had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

	For the Year Ended December 31,
	2012	2011
Total revenues	$20,284,899	$15,189,207
Net income	2,219,314	1,788,593
Basic net income (loss) per common share (post reverse-split)	$0.389	$0.410
Diluted net income (loss) per common share (post reverse-split)	$0.208	$0.120
Weighted average shares – basic (post reverse-split)	5,698,434	4,382,459
Weighted average shares – diluted (post reverse-split)	10,650,222	15,050,011

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

The Haley Group

The Haley Group, LLC is a food manufacture representative that manages the vendor relationships at a food distributor’s corporate level. The Haley Group also provides their suppliers with guidance and assistance as needed at the distributor’s regional and divisional level. The Haley Group provides these services in exchange for a combination of monthly retainers and percentages of future sales of client products.  On November 2, 2012, the Company entered into an asset purchase agreement (the “Haley Acquisition Agreement”) with Haley Group, LLC whereby the Company acquired all existing contracts between Haley Group and its customers for the following consideration:  300,000 shares (post reverse-split) of the Company’s common stock; 150,000 shares (post reverse-split) of which vest immediately and 150,000 shares (post reverse-split) of which vest in one year under certain conditions;  options to purchase 100,000 shares (post reverse-split) of the Company’s common stock at a price of $0.44 per share (post reverse-split); and $20,000 cash contingent upon the attainment of future revenue milestones. The Haley Acquisition was valued at a total cost of $119,645.  This intangible fair value of the purchase amount was allocated to Haley Group’s customer relationships and capitalized accordingly on the Company’s balance sheet at December 31, 2012 and is being amortized over 3 years.

3. ACCOUNTS RECEIVABLE

At December 31, 2012 and 2011, accounts receivable consists of:

	2012	2011
Accounts receivable from customers	$965,352	$504,744
Allowance for doubtful accounts	(5,547)	(11,044)
Accounts receivable, net	$959,805	$493,700

4.   INVENTORY

Inventory consists of specialty products which are warehoused in Naples, Florida and Lyons, Illinois, and  other products held by Company’s vendors. At December 31, 2012 and 2011, finished goods inventory is as follows:

	2012	2011
Finished goods inventory	$517,631	$42,312

5. PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, 2012 and 2011 is as follows:

	2012	2011
Computer Equipment	$382,300	$321,716
Warehouse Equipment	7,733	-
Furniture and Fixtures	152,236	74,850
Vehicles	33,239	-
	575,508	396,566
Less accumulated depreciation and amortization	(429,876)	(378,344)
Total	$145,632	$18,222

Depreciation and amortization expense for property and equipment amounted to $51,532 and $14,034 for the year ended December 31, 2012 and 2011, respectively.

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

6.  INTANGIBLE ASSETS

The Company acquired certain  intangible assets pursuant to the acquisition of Artisan Specialty Foods and  the acquisition of certain assets of The Haley Group (see note 2). The following is the net book value of these assets:

	December 31, 2012
		Accumulated
	Gross	Amortization	Net

Trade Name	$217,000	$-	$217,000
Non-Compete Agreement	244,000	(30,500)	213,500
Customer Relationships	534,645	(44,823)	489,822
Goodwill	151,000	-	151,000
	$1,146,645	$(75,323)	$1,071,322

Total amortization expense charged to operations for the year ended December 31, 2012 and 2011 was $73,323 and $0, respectively.

Amortization of finite life  intangible assets as of December 31, 2012 is as follows:

2013	$183,882
2014	183,882
2015	180,558
2016	113,500
2017 and thereafter	41,500
Total	$703,322

The trade name is not considered a finite-lived asset, and is not being amortized.  The non-compete agreement is being amortized over a period of 48 months.  The customer relationships acquired in the Artisan and Haley transactions are being amortized over a period of 60 and 36 months

As detailed in ASC 350, the Company tests for goodwill impairment in the fourth quarter of each year and whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.  As detailed in ASC 350-20-35-3A, in performing its testing for goodwill impairment, management has completed a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. To complete this review, management followed the steps in ASC 350-20-35-3C to evaluate the fair values of goodwill and considered all known events and circumstances that might trigger an impairment of goodwill. The analysis completed in both 2012 and 2011, determined that there was no impairment  to goodwill assets.

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2012 and 2011 are as follows:

	2012	2011
Trade payables	$1,325,490	$891,785
Accrued payroll and commissions	51,282	34,005
Total	$1,376,772	$925,790

At December 31, 2012 and 2011, accrued liabilities to related parties consisted of accrued payroll and payroll related benefits.

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

8.  ACCRUED INTEREST

Accrued interest on the Company’s convertible notes payable is convertible at the option of the note holders into the Company’s common stock at prices of $0.25 to $1.00 per share (post reverse-split).  There is a beneficial conversion feature embedded in the convertible accrued interest, which can be exercised at any time by the note holders. Through December 27, 2012, the Company had immediately charged the value of this beneficial conversion feature of convertible accrued interest to operations.  At December 27, 2012, the Company entered into the 2012 Note Extension Agreements, the terms of which brought about a change in the Company’s accounting for its convertible equity instruments from the liability method to the equity method.

During the twelve months ended December 31, 2012 and 2011, the amounts of $87,376  and $110,322, respectively, were credited to additional paid-in capital as a discount on convertible interest.  The aggregate amount of discounts on convertible interest charged to operations during the twelve months ended December 31, 2012 and 2011 was $87,520  and $148,399, respectively.

At December 31, 2012, convertible accrued interest was $759,053 (including $39,866 to a related party),  which is convertible into 2,916,614 shares (post reverse-split) of common stock; at December 31, 2011, convertible accrued interest was $693,085 (including $29,396 to a related party) which was convertible into 2,793,947 shares (post reverse-split) of common stock.

9. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

	December 31, 2012	December 31, 2011
Secured Convertible note payable to Alpha Capital Anstalt (f/k/a/ Alpha Capital Aktiengesselschaft) (“Alpha Capital”), originally dated February 25, 2005 and due February 1, 2014. The note contains a cross default provision. This note bears interest at the rate of 8% per annum. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	$263,500	$263,500

Convertible note payable to Alpha Capital due February 1, 2014. This note bears interest at the rate of 8% per annum. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	21,478	21,478

Convertible note payable to Osher Capital Partners LLC due February 1, 2014. This note bears interest at the rate of 8% per annum. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	9,638	9,638

Convertible note payable to Assameka Capital Inc. due February 1, 2014. This note bears interest at the rate of 8% per annum. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	6,884	6,884

Convertible note payable to Alpha Capital due February 1, 2014. This note bears interest at the rate of 8% per annum. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	22,609	22,609

Convertible note payable to Osher Capital Partners LLC due February 1, 2014. This note bears interest at the rate of 8% per annum. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	10,145	10,145

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	December 31, 2012	December 31, 2011
Convertible note payable to Assameka Capital Inc. due February 1, 2014. This note bears interest at the rate of 8% per annum. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	7,246	7,246

Convertible note payable to Huo Hua due February 1, 2014. This note bears interest at the rate of 8% per annum. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share.	20,000	20,000

Convertible secured note payable to Alpha Capital due February 1, 2014. This note bears interest at the rate of 8% per annum. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	100,000	100,000

Convertible secured note payable to Alpha Capital due February 1, 2014. This note bears interest at the rate of 8% per annum. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	15,287	15,287

Convertible secured note payable to Osher Capital Partners LLC due February 1, 2014. This note bears interest at the rate of 8% per annum. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	6,860	6,860

Convertible secured note payable to Assameka Capital, Inc. due February 1, 2014. This note bears interest at the rate of 8% per annum. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	4,900	4,900

Convertible secured note payable to Asher Brand due February 1, 2014. This note bears interest at the rate of 8% per annum. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	5,000	5,000

Convertible secured note payable to Lane Ventures due February 1, 2014. This note bears interest at the rate of 8% per annum. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	6,000	6,000

Convertible secured note payable Alpha Capital due February 1, 2014. This note bears interest at the rate of 8% per annum. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	120,000	120,000

Convertible secured note payable Alpha Capital due February 1, 2014. This note bears interest at the rate of 8% per annum. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	16,957	16,957

Convertible secured note payable to Osher Capital Partners LLC due February 1, 2014. This note bears interest at the rate of 8% per annum. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	7,609	7,609

Convertible secured note payable to Assameka Capital, Inc. due February 1, 2014. This note bears interest at the rate of 8% per annum. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	5,435	5,435

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	December 31, 2012	December 31, 2011
Twenty-nine convertible notes payable in the amount of $4,500 each to Sam Klepfish, the Company’s CEO and a related party, dated the first of the month beginning on November 1, 2006, issued pursuant to the Company’s then employment agreement with Mr. Klepfish, which provided that the amount of $4,500 in salary is accrued each month to a note payable. These notes bear interest at the rate of 8% per annum and have no due date. These notes and accrued interest are convertible into common stock of the Company at a rate of $0.25 per share (post reverse-split).	110,500	130,500

Convertible secured note payable to Alpha Capital due February 1, 2014. This note bears interest at the rate of 8% per annum. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	10,000	10,000

Convertible secured note payable to Alpha Capital due February 1, 2014. This note contains a cross default provision. This note bears interest at the rate of 8% per annum. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	-	16,000

Convertible secured note payable to Alpha Capital due February 1, 2014. This note bears interest at the rate of 8% per annum. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	230,000	230,000

Convertible secured note payable to Whalehaven Capital Fund Limited, due February 1, 2014. This note bears interest at the rate of 8% per annum. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	21,478	21,478

Convertible secured note payable to Osher Capital Partners LLC due February 1, 2014. This note bears interest at the rate of 8% per annum. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	9,638	9,638

Convertible secured note payable to Assameka Capital, Inc. due February 1, 2014. This note bears interest at the rate of 8% per annum. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	6,884	6,884

Convertible secured note payable to Momona Capital due February 1, 2014. This note contains a cross default provision. This note bears interest at the rate of 8% per annum. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	25,310	25,310

Convertible secured note payable to Lane Ventures due February 1, 2014. This note bears interest at the rate of 8% per annum. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	10,124	10,124

Secured convertible promissory note payable for the acquisition of Artisan Specialty Foods, Inc. to Alpha Capital, dated May 11, 2012 in the face amount of $1,200,000 at a purchase price of $1,080,000.  The note carries simple interest at an annual rate of 4.5% and is due in full by April 2015.  The note is convertible into the registrant's common stock at a fixed conversion price of $1.00 per share.  Principal and interest in the aggregate amount of $39,163 are payable on a monthly basis beginning in September 2012. The note allows for prepayments at any time. The note also includes cross-default provisions; is secured by all of the registrant's and its subsidiaries' assets; and is guaranteed by each of the subsidiaries. Interest expense in the amount of $30,921 and was accrued on this note during the years ended December 31, 2012 and 2011, respectively.
	1,074,267	-

Secured vehicle lease payable at an effective interest rate of 9.96% for purchase of truck, payable in monthly installments (including principal and interest) of $614 through January 2015.	13,811	-

Secured vehicle lease payable at an effective interest rate of 8.26% for purchase of truck, payable in monthly installments (including principal and interest) of $519 through June 2015.	14,033	-
Total	$2,175,593	$1,109,482
Less: Discount	(1,868,482)	-
Net	$307,111	$1,109,482

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Aggregate maturities of long-term notes payable as of December 31, 2012 are as follows:

For the twelve months ended December 31,

2013	$552,472
2014	1,426,274
2015	196,847
Total	$2,175,593

The Company calculates the fair value of any beneficial conversion features embedded in its convertible notes via the Black-Scholes valuation method. The Company also calculates the fair value of any detachable warrants offered with its convertible notes via the Black-Scholes valuation method.  The instruments were considered discounts to the notes, to the extent the aggregate value of the warrants and conversion features did not exceed the face value of the notes. These discounts were amortized to interest expense via the effective interest method over the term of the notes.  The fair value of these instruments was expensed to interest expense to the extent that the value of these instruments exceeds the face value of the notes.

At December 31, 2011, the Company had outstanding $1,109,482 in principal of various convertible notes with embedded conversion options accounted for as free standing derivative financial instruments in accordance with ASC 815-10-05 and ASC 815-40-05. The fair value of these embedded conversion options was $1,245,761 at December 31, 2011.  The fair value of these embedded conversion options were estimated at December 31, 2011 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.06%; expected dividend yield of 0%; expected option life of 10; and volatility 114.30%.  The expected term of 10 years was used for all notes in both periods because several of the notes are currently or have been in default, and accordingly the term of the note is deemed not relevant as a variable for the Black-Scholes calculation.

The Company revalued the conversion options at each reporting period, and charged any change in value to operations. During the years ended December 31, 2012 and 2011, the Company recorded a loss of $281,024 and a gain of $595,967 respectively, due to the change in value of the conversion option liability.

When convertible notes payable are satisfied by payment or by conversion to equity, the Company revalues the related conversion option liability at the time of the payment or conversion.  The conversion option liability is then relieved by this amount, which is charged to additional paid-in capital.  During the years ended December 31, 2012 and 2011, conversion option liabilities in the amounts of $81,921 and $623,837 were transferred from liability to equity due to the conversion or payment of the related convertible notes payable.

From September 2005 through December 26, 2012, the Company accounted for conversion options embedded in convertible notes in accordance with FASB ASC 815-10-05. ASC 815-10-05 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with ASC 815-40-05.

Effective December 27, 2012, the Company entered into agreements (the “2012 Notes Payable Extension Agreement”) with certain convertible note holders regarding twenty-five convertible notes in the aggregate amount of $2,037,249  in principal and $719,187  in accrued interest.  Pursuant to the 2012 Notes Payable Extension Agreement, the maturity date of each note and accrued interest was extended to February 1, 2014 (unless the original maturity date is beyond the extended date, in which case the original maturity date will not change); the expiration date of each warrant associated with each of the notes was extended to August 1, 2015 (unless the original expiration date of each warrant was beyond August 1, 2015, in which case the original expiration date will not change); the minimum conversion price of the note and accrued interest, in the case of any adjustment to such price, was set to be $0.05 per share (post reverse-split).  The Company also agreed that for long as the convertible notes are held by the existing note holders, it will not issue any common stock or other securities convertible into or exercisable for shares of common stock at a price of less than $0.05 per share (post reverse-split).  Accordingly, the conversion option and warrants were reclassified from liability to equity since the conversion and exercise prices were fixed and all other conditions were met to classify the conversion feature and warrants as equity.

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

The Company revalued its derivative equity instruments at December 27, 2012 using the Black-Scholes valuation method, and recorded losses on revaluation in the amount of $478,822 for the conversion options, $566,063 for the warrants, and $103,248 for stock options. This resulted in liabilities in the amount of $2,088,475 for the value of the warrants, $1,708,528 for the value of the  conversion options, and $411,792 for the stock options.  The value of the warrants and conversion options (a total of $3,797,001) was eliminated, and recorded as a gain on extinguishment of debt.  The value of the stock options of $411,792 was eliminated, and recorded as a charge to additional paid-in capital.

Pursuant to debt extinguishment accounting, the Company charged to interest expense the unamortized amount of the discount on the related convertible notes at December 27, 2012 in the amount of $824,286.  Prior to December 27, 2012, the Company had amortized $13,899 of the discount.  At December 27, 2012, the Company recorded a new discount on the convertible notes in the aggregate amount of $1,918,993, which was charged to additional paid-in capital.

At December 27, 2012, the aggregate value of the unamortized discount on the notes payable affected by the 2012 Notes payable Extension Agreement was $830,837 which amount was charged to operations.  The Company  recorded new discounts on notes payable in the aggregate amount of $1,918,993, which was recorded as an increase in additional paid-in capital.

During the year ended December 31, 2011, the Company entered into agreements (the “Notes Settlement Agreements”) with convertible note holders regarding thirteen convertible notes in the aggregate amount of $333,000 in principal and $236,924 in accrued interest.  Pursuant to the Note Settlement Agreements, the Company made cash payments in the aggregate amount of $181,604 and agreed to pay an additional $12,500 by February 15, 2012.  The Company also committed to issue a total of 679,740 shares of its common stock to the note holders.  The Notes Settlement Agreements resulted in an aggregate gain on the extinguishment of debt in the amount of $165,326.  As of December 31, 2011, 558,999 shares of common stock have been issued pursuant to the terms of the Notes Settlement Agreements.

During the year ended December 31, 2012, the Company calculated an original issue discount (“OID”) related to the acquisition of Artisan Specialty Foods, Inc. in the amount of $120,000 on a note payable in the total principal amount of $1,200,000.  During the year ended December 31, 2012, this discount was amortized to interest expense in the amount of $1,744.

At December 31, 2012 and 2011, the Company had unamortized discounts to notes payable in the aggregate amount of $1,868,482 and $0,  respectively.

Loss on Settlement of Debt

During the year ended December 31, 2011, the Company entered into an agreement (the “Morren Settlement Agreement”) with an investor.  Pursuant to the settlement terms of Morren Settlement Agreement, the Company issued 9,000,000 shares of common stock. The fair value of these shares in the amount of  $63,000 was recorded as a loss on the settlement of debt.

The following table illustrates certain key information regarding our conversion option valuation assumptions at December 31, 2012 and 2011:

	December 31,
	2012				2011
Number of conversion options outstanding (post-reverse split)		5,368,195			4,437,928
Value at December 31	$	N/A			$1,245,761
Number of conversion options issued during the period (post-reverse split)		1,200,000			-
Value of conversion options issued during the period (post-reverse split)		$263,664			$-
Number of conversion options exercised or underlying notes paid during the period (post reverse-split)		3,419,284			2,053,240
Value of conversion options exercised or underlying notes paid during the period		$81,921			$623,837
Revaluation loss (gain) during the period		$281,024			$(595,967)

Black-Scholes model variables:
Volatility		112.43%	to	214.36%	92.52%	to	114.3%
Dividends		-			-
Risk-free interest rates		0.11%	to	1.18%	0.06%	to	0.17%
Term (years)		1.1	to	10			10

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

10.  RELATED PARTY TRANSACTIONS

For the year ended December 31, 2012:

Pursuant to the terms of an employment agreement, the Company has accrued a bonus payable to the Company’s Chief Executive Officer in the amount of $90,500. This bonus is recorded on the Company’s balance sheet as a liability to related parties as of December 31, 2012.  The Company also made cash payments to the Company’s chief Executive Officer in the amount of $45,250 for previously-accrued bonuses.

Pursuant to the terms of an employment agreement, the Company has accrued a bonus payable to  the Company’s President in the amount of $90,500. This bonus is recorded on the Company’s balance sheet as a liability to related parties as of December 31, 2012. The Company also made cash payments to the Company’s chief Executive Officer in the amount of $45,250 for previously-accrued bonuses.

The Company accrued a bonus  payable to the Company’s  Chief Information and Principal Accounting Officer in the amount of $25,000.  This bonus is recorded on the Company’s balance sheet as a liability to related parties as of December 31, 2012.

The Company made a cash payment of $20,000 to its Chief Executive Officer on the principal amount of convertible note.  The Company also accrued interest in the amount of $10,356 on this note.  This accrued interest is convertible at a rate of $0.25 per share (post reverse-split) into a total of 41,424 shares (post reverse-split) of the Company’s stock.

In May 2012, the Company issued options to purchase 100,000 shares (post reverse-split) of common stock to each of its five directors (options to purchase an aggregate of 500,000 shares, post reverse-split) and additional options to purchase 100,000 shares of common stock to its President. The aggregate fair value of these options in the amount of $186,299 was charged to operations during the period.  On December 31, 2012, the Company issued options to purchase an additional 100,000 shares (post reverse-split) of its common stock to each of its five directors for services rendered during the twelve months ended December 31, 2012  (options to purchase an aggregate of 500,000 shares, post reverse-split).  The fair value of these options in the amount of $161,821 was charged to operations during the period.

On May 7, 2012, we entered into a three-year lease with David and Sherri Vohaska for approximately 18,700 feet of office and warehouse space located at 8121 Ogden Avenue, Lyons, Illinois.  The annual rent under the lease is approximately $8,333 per month for the first year, $8,417 per month for the second year, and $8,500 for the third year. David Vohaska is currently an employee of the Company, and prior to the Artisan acquisition was the owner of Artisan.

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

Pursuant to the terms of an employment agreement, the Company has accrued a bonus payable to  the Company’s President in the amount of $34,650.This bonus is recorded on the Company’s balance sheet as a liability to related parties as of December 31, 2011. In September 2011, our board of directors modified the compensation arrangements for Mr. Wiernasz such that his bonuses due and payable then may, at the option of Mr. Wiernasz, be paid in any combination of cash or stock Mr. Wiernasz desires with such decision to be made within five business days of being advised of the size of the bonus, if any, he is entitled to receive, it being agreed that a determination for one year shall not be binding upon any future year.   During the first quarter of 2012, the Company, at the election of Mr. Wiernasz,  made a cash payment of $34,650.

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

The Company issued 48,000 shares (post-reverse split) of common stock to the Company’s Chief Executive Officer for the conversion of accrued interest in the amount of $12,000 on a note payable.

The Company committed to issue 262,404 shares (post-reverse split) of common stock to a director and the Director’s relatives  for the settlement of notes payable and accrued interest in the amount of $40,000 in principal and $56,119 in accrued interest.  As of December 31, 2011, 140,331 of the shares (post-reverse split) of common stock were issued,  which were issued represented the settlement of $35,083 of accrued interest.  The remaining shares to be issued in the amount of 122,073 (post-reverse split), which represent the settlement of $40,000 of principal and $21,036 of interest is recorded on the Company’s balance sheet as common stock subscribed as of December 31, 2011.

The Company issued 418,663 shares (post-reverse split) of common stock to a director of the Company for the settlement of notes payable and accrued interest in the amount of $50,000 in principal and $64,616 in accrued interest.

The Company issued 33,591 shares (post-reverse split) of common stock to each of its two non-employee directors, for a total issuance of 67,182 shares (post-reverse split) of common stock, which were accrued in previous years.

The Company issued 5,000 shares (post-reverse split) of common stock to a director for services.  These shares were accrued during the year ended December 31, 2010.

11.  CONTINGENT LIABILITY

Pursuant to the Artisan acquisition, the Company may be obligated to pay up to another $300,000 in the event certain financial milestones are met over the next one or two years (see note 2).  This obligation had a fair value of $131,000 at the time of the Artisan acquisition.  During the year ended December 31, 2012, the Company made payments in the aggregate amount of $82,930 against this liability, and at the amount of $48,070 remains on the Company’s balance sheet at December 31, 2012.

12. INCOME TAXES

Deferred income taxes result from the temporary differences arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, and an accumulation of net operating loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $3.2 million, which will expire beginning in 2025 through 2029.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to significant changes in the Company's historical ownership, the Company's future use of its existing net operating losses may be limited.

 The provision (benefit) for income taxes for the years ended December 31, 2012 and 2011 consist of the following:

	2012	2011

Current	$-	$-
Deferred	-	-
Total	$-	$-

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable statutory income tax rate of 39.6% for the December 31, 2012 and 2011 to the loss before taxes as a result of the following differences:

	2012	2011
Income (loss) before income taxes	$2,030,494	$1,490,117
Statutory tax rate	39.6%	39.6%
Total tax at statutory rate	804,075	590,086
Temporary differences	(16,214)	-
Permanent difference – meals and entertainment	4,000	12,000
Permanent differences- derivatives and discount amortization	(568,414)	(404,133)
Total	223,447	197,953
Changes in valuation allowance	(223,447)	(197,953)

Income tax expense	$-	$-

Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

Deferred tax assets and (liabilities) at December 31, 2012 and 2011 are comprised of the following (in thousands):

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  As of December 31, 2012 and 20101 significant components of the Company's deferred tax assets are as follows:

	2012	2011
Deferred Tax Assets (Liabilities):
Net operating loss carryforwards	$1,267,200	$1,471,824
Allowance for doubtful accounts	1,734	4,373
Accumulated depreciation	(12,000)	4,214
Net deferred tax assets	1,256,934	1,480,411
Valuation allowance	(1,256,934)	(1,480,411)
Net deferred tax assets	$-	$-

13.  EQUITY

Reverse Stock Split

On June 13, 2012, the Company effected a reverse split of its common stock (the “Reverse Split”) in the amount of 1-for-50.  The number of shares issued and outstanding immediately before the Reverse Split was 293,692,189 and 282,956,546, respectively; the number of shares issued and outstanding immediately after the Reverse Split was  5,873,801 and 5,659,130, respectively.  In addition, the proposal to authorize the Board of Directors to change the Company’s domicile from Florida to Delaware was approved.   All share and per share data have been retroactively restated to reflect the reverse split.

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Common Stock

During the year ended December 31, 2012, the Company had the following transaction:

The Company issued 150,000 shares (post reverse-split) of common stock with a value of $37,500 pursuant to the Haley  Acquisition Agreement.

The Company committed to issue 26,078 shares (post reverse-split) of common stock for settlement of a note. The fair value of $7,302 is included in Common Stock Subscribed on the Company’s balance sheet at December 31, 2012.

During the year ended December 31, 2011, the Company had the following transactions:

The Company issued 800,551 shares (post-reverse split) of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $200,138.

The Company issued 180,000 shares (post-reverse split) of common stock for the settlement of debt in the amount of $63,000.  The Company recorded a loss on the settlement of debt in the amount of $63,000 to operations during the year ended December 31, 2011.

The Company issued 72,182 shares (post-reverse split) of common stock to directors for services. The value of these shares in the amount of $22,000 was previously accrued.

The Company issued 558,999 shares (post-reverse split) of common stock in satisfaction of notes payable and accrued interest in the aggregate amount of $210,826.  A gain in the amount of $165,326 was recorded on this transactions during the twelve months ended December 31, 2011. An additional 122,073 shares (post-reverse split) of common stock with a value of $61,036 are due to be issued under these transactions as of December 31, 2011. This amount is shown as Common Stock Subscribed on the Company’s balance sheet at December 31, 2011.

The Company issued 14,408 shares (post-reverse split) of common stock in error.  The Company will return these shares for cancellation.

The Company cancelled 80,000 shares (post-reverse split) of common stock, which were issued in error by the transfer agent.

Treasury Stock

During the twelve months  ended December 31, 2012, the Company did not purchase any outstanding shares of the Company’s common stock.

During the year ended December 31, 2011, the Company purchased 304 shares (post reverse-split) of the Company’s outstanding common stock.  The purchase price was $99 and the Company recorded the transaction at cost to Treasury Stock.

Warrants

During the year ended December 31, 2012, the Company issued warrants to purchase 1,500,000 shares (post reverse-split) of common stock; the fair value of these warrants was $572,777.

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

The following table summarizes the significant terms of warrants outstanding at December 31, 2012. These warrants may be settled in cash or via cashless conversion into shares of the Company’s common stock at the request of the warrant holder. These warrants were granted as part of a financing agreement:

			Weighted		Weighted
		Weighted	average		average
Range of	Number of	average	exercise		exercise
exercise	warrants	remaining	price of	Number of	price of
Prices	Outstanding	contractual	outstanding Warrants	warrants Exercisable	exercisable Warrants
(post reverse-split)	(post reverse-split)	life (years)	(post reverse-split)	(post reverse-split)	(post reverse-split)
$0.010	1,500,000	7.38	$0.010	1,500,000	$0.010

$0.250	3,594,000	2.25	$0.250	3,594,000	$0.250

$0.550	370,000	2.25	$0.550	370,000	$0.550

$0.575	1,480,000	2.25	$0.575	1,480,000	$0.575

$0.600	20,000	0.70	$0.600	20,000	$0.600
	6,964,000	3.35	$0.284	6,964,000	$0.284

Transactions involving warrants are summarized as follows:

		Weighted Average
	Number of Shares	Exercise Price
	(post reverse-split)	(post reverse-split)
Warrants outstanding at January 1, 2010	5,464,000	$0.360

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-
Warrants outstanding at December 31, 2011	5,464,000	$0.360

Granted	1,500,000	$0.100
Exercised	-	-
Cancelled / Expired	-	-
Warrants outstanding at December 31, 2012	6,964,000	$0.284

Options

During the year ended December 31, 2011, options to purchase 300,000 shares (post reverse-split) at a price of $0.25 per share (post reverse-split) expired. During the year ended December 31, 2012, the Company issued options to purchase 100,000 shares (post reverse-split) of common stock at a price of $0.35 per share (post reverse-split) to each of its five directors (options to purchase an aggregate of 500,000 shares, post reverse-split) and additional options to purchase 100,000 shares (post reverse-split) of common stock at a price of $0.35 (post reverse-split) to its President.  On December 31, 2012, the Company issued options to purchase an additional 100,000 shares (post reverse-split) of common stock at a price of $0.35 per share (post reverse-split) each of its five directors (options to purchase an aggregate of 500,000 shares, post reverse-split).

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

The following table summarizes the changes outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise Prices	options Outstanding	contractual	outstanding Options	options Exercisable	exercisable Options
(post reverse-split)	(post reverse-split)	life (years)	(post reverse-split)	(post reverse-split)	(post reverse-split)
$0.350	1,540,000	1.81	$0.350	1,540,000	$0.350

$0.380	132,500	2.25	$0.380	132,500	$0.380

$0.450	132,500	2.75	$0.450	132,500	$0.450

$0.474	132,500	2.50	$0.474	132,500	$0.474

$0.480	132,500	3.00	$0.480	132,500	$0.480

	2,070,000	2.05	$0.375	2,070,000	$0.375

Transactions involving stock options issued to employees are summarized as follows:

	Options (post reverse-split)	Weighted Average Exercise Price (post reverse-split)
Outstanding at December 31, 2010	1,270,000	$0.366

Issued	-	-
Exercised	-	-
Forfeited or expired	(300,000)	(0.250)
Outstanding as December 31, 2011	970,000	$0.402

Issued	1,100,000	0.350
Exercised	-	-
Forfeited or expired
Outstanding at December 31, 2012	2,070,000	$0.375

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2012 and 2011 was $0.  Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.33 and $0.30 as of December 31, 2012 and 2011, respectively, and the exercise price multiplied by the number of options outstanding.

During the year ended December 31, 2012 and 2011, the Company charged $348,120 and $0, respectively, to operations related to recognized stock-based compensation expense for employee stock options.

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Accounting for warrants and stock options

In August 2005, the Company’s commitments to issue shares of common stock first exceeded its common stock authorized. At this time, the Company began to value its warrants and stock options via the liability method of accounting. Pursuant to guidance in ASC 718-40 the cost of these options were valued via the Black-Scholes valuation method when issued, and re-valued at each reporting period.  The gain or loss from this revaluation was charged to compensation expense during the period.  On December 27, 2012, the Company  entered into the 2012 Notes Payable Extension Agreement with certain holders of its convertible notes which, among other things, created a minimum conversion price for the principal amount of the notes. Under accounting guidance provided by FASB ASC 815-40-05, this resulted in a change in accounting method for our derivative financial instruments to the equity method of accounting. We revalued our derivative liabilities at December 27, 2012, and charged the gain or loss from this revaluation to compensation expense during the period.

The Company valued stock options and warrants using the Black-Scholes valuation model utilizing the following variables:

	December 31,		December 31,
	2012		2011
Volatility	112.43%	214.36%	92.52%	114.3%
Dividends		$0		$0
Risk-free interest rates	0.11%	1.18%	0.06%	0.17%
Term (years)	0.26	5.00	0.1	5.00

Insufficient Authorized but Unissued Shares of Common Stock

At December 31, 2012, the Company had sufficient shares authorized to meet its potential obligations to issue additional shares. at December 31, 2011, the Company’s potential obligation to issue shares had exceeded its shares authorized by 9,668,870 (post reverse-split).

14. EMPLOYMENT AGREEMENTS

SAM KLEPFISH

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

Subsequent to December 31, 2012, the company entered into an additional employment agreement with Mr. Klepfish (note 18).

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

JUSTIN WIERNASZ

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

Subsequent to December 31, 2012, the company entered into an additional employment agreement with Mr. Wiernasz (note 18).

DAVE VOHASKA

On May 18, 2012, concurrent with the Artisan Acquisition Agreement, the Company entered into a two-year employment with Dave Vohaska (the “Vohaska Employment Agreement”).  Pursuant to the terms of the Vohaska Employment Agreement, Mr. Vohaska will receive a base salary of $120,000 during the first year, and $140,000 during the second year.  Mr. Vohaska may also receive discretionary bonus payments as determined by the Company’s Board of Directors.

LOU HALEY

On November 2, 2012, concurrent with the Haley Acquisition Agreement, the Company entered into a two-year employment agreement with Lou Haley (the “Haley Employment Agreement”).  Pursuant to the terms of the Haley Employment Agreement, Mr. Haley will receive a base salary of $185,000 per year for the first year, and $195,000 per year for the second year, with Mr. Haley’s compensation subject to automatic downwards adjustments if specified revenue targets of The Haley Group are not met.  The agreement also provides for bonus payments to Mr. Haley upon the achievement of certain revenue milestones.

15. COMMITMENTS AND CONTINGENCIES

On October 17, 2008, we entered into a three-year lease with Grand Cypress Communities, Inc. for new premises consisting of 4,000 square feet at 3845 Beck Blvd., Naples, Florida.  The commencement date of the lease is January 1, 2009.  On November 11, 2011, the Company extended the lease with Grand Cypress Communities, Inc. for 3 years, commencing on January 1, 2012.  The annual rent and fees under the lease is approximately $54,000.  The lease provides for a buyout option at the end of the lease with credit towards the purchase price received for the rental payments made during the term of the lease. In February 2013, the Company entered into a modification of the lease agreement whereby the lease term was reduced from 3 years to 2 years.

We lease approximately 18,800 square feet of combined office and warehouse space located at 8121 Ogden Avenue, Lyons, Illinois.  The commencement date of the lease is May 17, 2012 and the end date is April 30, 2015. Base rent under the lease is $8,333 per month for year one, $8,417 for year two, and $8,500 for year three. The property is owned by David Vohaska, an employee of the Company.

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

At December 31, 2012, commitments for minimum rental payments were as follows:

For the twelve months ended:
December 31, 2013	$154,667
December 31, 2014	87,667
Thereafter	-
Total	$242,334

16. MAJOR CUSTOMER

The Company’s largest customer, US Foods, Inc. and its affiliates, accounted for approximately 76%  and 93% of total sales in the years ended December 31, 2012 and 2011, respectively.  A contract between our subsidiary, Food Innovations, and USF entered an optional renewal period in December 2012 but was automatically extended for an additional 12 months.  We believe that although a significant portion of our sales occur through USF and its affiliates, the success of the program is less contingent on a contract than on our actual performance and the quality of our products.

17. FAIR VALUE MEASUREMENTS

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

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Liabilities at fair value
Warrant liability	$-	$-	$-	$-
Option liability	-	-	-	-
Conversion option liability	-	-	-	-
Total	$-	$-	$-	$-

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of January 1, 2012	$1,908,470
Reclassification to equity	(493,713)
Fair value of common stock equivalents issued	1,022,726
Fair value of extension of warrant term	842,100
Gain on restructure of notes payable	(3,797,001)
Change in fair value	517,418
Ending balance as of December 31, 2012	$-

18. SUBSEQUENT EVENTS

Issuance of Common Stock

In January 2013, the Company issued 253,232 shares of common stock to a board member in satisfaction of  a note.  The value of these shares of $61,035 is carried as Common Stock Subscribed in the Company’s financial statements as of December 31, 2012.

Employment Agreement – CEO:

On January 1, 2013, the Company entered into an employment agreement with its Chief Executive Officer (the “2013 CEO Employment Agreement”).  The 2013 CEO Employment Agreement is for a term of three years, and provides a base compensation in the amount of $198,312 in cash plus an additional $27,937 in restricted stock units for year one, $223,987 in cash plus an additional $24,875 in restricted stock units for year two, and $260,075 in cash plus an additional $13,688 in restricted stock units for year three. The 2013 CEO Employment Agreement also provides the CEO with a four year option to purchase 100,000 shares (post reverse-split) of the Company’s common stock at a price of $0.40 per share (post reverse-split); a five year option to purchase 100,000 shares (post reverse-split) of the Company’s common stock at a price of $0.57 per share (post reverse-split); and a six year option to purchase 125,000 shares (post reverse-split) of the Company’s common stock at a price of $1.60 per share (post reverse-split); various performance-based bonus provisions; and a stock grant of 200,000 shares of the Company’s common stock.

INNOVATIVE FOOD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Employment Agreement – President:

On January 1, 2013, the Company entered into an employment agreement with its President  (the “2013 President  Employment Agreement”).  The 2013 President Employment Agreement is for a term of three years, and provides a base compensation in the amount of $226,250 per annum for year one, $248,875 per annum for year two, and $273,763 per annum for year three. The 2013 President Employment Agreement also provides the President with a four year option to purchase 100,000 shares (post reverse-split) of the Company’s common stock at a price of $0.40 per share (post reverse-split); a five year option to purchase 100,000 shares (post reverse-split) of the Company’s common stock at a price of $0.57 per share (post reverse-split); and a six year option to purchase 125,000 shares (post reverse-split) of the Company’s common stock at a price of $1.60 per share (post reverse-split); various performance-based bonus provisions; and a stock grant of 75,000 shares of the Company’s common stock.

Employment Agreement – Principal Accounting Officer and Chief Information Officer:

On January 1, 2013, the Company entered into an employment agreement with its Principal Accounting Officer and Chief Information officer  (the “2013 CAO – CIO Employment Agreement”).  The 2013 CAO – CIO Employment Agreement is for a term of two years, and provides a base compensation in the amount of $135,000 per annum for year one and  $151,200 per annum for year two. The 2013 CAO – CIO Employment Agreement also provides  a four year option to purchase 75,000 shares (post reverse-split) of the Company’s common stock at a price of $0.40 per share (post reverse-split); a five year option to purchase 25,000 shares (post reverse-split) of the Company’s common stock at a price of $0.57 per share (post reverse-split); and a five year option to purchase 60,000 shares (post reverse-split) of the Company’s common stock at a price of $1.60 per share (post reverse-split); various performance-based bonus provisions; and a stock grant in the amount of $15,000 in shares of the Company’s common stock.

Amendment of Lease Term

In February 2013, the Company entered into a modification of the lease agreement with Grand Cypress Communities, Inc. for 4,000 square feet at 3845 Beck Blvd., Naples, Florida,  whereby the lease term was reduced from 3 years to 2 years.

Acquisition of Building and Property

On March 8, 2013, the Company closed a transaction for the purpose of financing the purchase of a building and property located at 28411 Race Track Road, Bonita Springs, Florida 34135. The property consists of approximately 1.1 acres of land and close to 10,000 square feet of combined office and warehouse space and was purchased as part of a bank short sale.  It is anticipated that the Company will move its operations to these premises in approximately four months.  The purchase price of the property was $770,000 and was financed in part by a five year note in the amount of $546,000 carrying an annual interest rate of 3% above LIBOR Rate, as such term is defined in the Note.

Resignation of Director

On March 20, 2013, Mr. Michael Ferrone informed the Company’s Board of Directors that he was resigning, effective immediately. Mr. Ferrone informed the Board that he resigned for personal reasons.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.  We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2012 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms and our disclosure controls and procedures are also effective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is accumulate and communicated to our principal executive and financial officers to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Subject to the inherent limitations described in the following paragraph, our management has concluded that our internal control over financial reporting was effective at December 31, 2012 at the reasonable assurance level.

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

Name	Age	Position
Sam Klepfish	42	Chief Executive Officer and Director
Justin Wiernesz	47	President
Joel Gold	72	Director
Solomon Mayer	55	Director
Hank Cohn	43	Director

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

Key Employee

John McDonald

Mr. McDonald, age 51,  has been the Chief Information Officer of IVFH since November 2007 and our principal accounting officer since November 2007.  From 2004 through 2007, Mr. McDonald worked as a consultant with Softrim Corporation of Estero, Florida where he created custom applications for a variety of different industries and assisted in building interfaces to accounting applications. Since 1999 he has also been President of McDonald Consulting Group, Inc. which provide consulting on accounts receivable, systems and accounting services.

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

Committees

The Board of Directors does not currently have an Audit Committee, a Compensation Committee, a Nominating Committee or a Governance Committee. The usual functions of such committees are performed by the entire Board of Directors.  We are currently having difficulties attracting additional qualified directors, specifically to act as the audit committee financial expert. However, we believe that at least a majority of our directors are familiar with the contents of financial statements.

Code of Ethics

We have adopted a Code of Ethics that applies to each of our employees, including our principal executive officer and our principal financial officer, as well as members of our Board of Directors. A copy of such Code has been publicly filed with, and is available for free from, the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

During 2012, Mr. Klepfish did not file one Form 4 and each of Messrs. Gold and Mr. Ferrone did not file two Forms 4.

ITEM 11. Executive Compensation

The following table sets forth information concerning the compensation for services in all capacities rendered to us for the year ended December 31, 2012, of our Chief Executive Officer and our other executive officers whose annual compensation exceeded $100,000 in the fiscal year ended December 31, 2012, if any. We refer to the Chief Executive Officer and these other officers as the named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Sam Klepfish	2012	$198,037		$90,500	(a)	$-	$63,414	(b)	$-	$-	$1,004	(c)	$352,955
CEO	2011	$165,000		$34,650	(d)	$-	$-		$-	$-	$14,441	(c)	$214,091
	2010	$151,000	(e)	$42,280	(f)	$-	$-		$-	$-	$15,713	(c)	$208,993

Justin Wiernasz	2012	$188,934		$90,500	(a)	$-	$31,050	(g)	$-	$-	$4,372	(c)	$314,856
President	2011	$165,000		$34,650	(d)	$-	$-		$-	$-	$-		$199,650
	2010	$135,038		$42,280	(f)	$-	$54,620	(h)	$-	$-	$-		$231,938

John McDonald	2012	$119,942		$25,000	(i)	$-	$-		$-	$-	$4,023	(c)	$148,965
Chief Information and	2011	$116,933		$-		$-	$-		$-	$-	$-		$116,933
Principal Accounting Officer	2010	$118,124		$-		$-	$17,046	(j)	$-	$-	$-		$135,170

(a)	Consists of a bonus of $45,250, payable in cash, and $45,250 payable in cash or shares, at the discretion of the officer
(b)
Consists of options to purchase 100,000 shares (post reverse-split) of common stock at $0.35 per share (post reverse-split)
For services performed in 2011; also includes options to purchase 100,000 shares of common stock at $0.35 per share (post reverse-split) for services performed in 2012.

(c)	Consists of cash payments for health care benefits.
(d)	Consists bonus payment of $34,650, payable in cash or shares, at the discretion of the officer.
(e)
Consists of $130,000 cash salary paid and an additional $13,500 salary accrued, which is convertible into shares of common stock at the election of Mr. Klepfish at a rate of $0.25 per share. (post reverse-split).

(f)	Consists of a cash portion of $21,140 and 57,135 shares (post reverse-split) of common stock valued at $0.37 (post reverse-split) per share..
(g)	Consists of options to purchase 100,000 shares (post reverse-split) of common stock at a price of $0.38 per share (post reverse-split).
(h)
Consists of options to purchase 40,000 shares (post reverse-split) of common stock at a price of $0.38, options to purchase 40,000 shares (post reverse-split) of common stock at a price of $0.45; options to purchase 40,000 shares (post reverse-split) of common stock at a price of $0.47; and options to purchase 40,000 shares (post reverse-split) of common stock at a price of $0.48.

(i)	Consists of a cash bonus of $25,000.
(j)
Consists of options to purchase 12,500 shares (post reverse-split) of common stock at a price of $0.38 per share (post reverse-split); options to purchase 12,500 shares (post reverse-split) of common stock at a price of $0.45 per share (post reverse-split); options to purchase 12,500 shares (post reverse-split) of common stock at a price of $0.47 per share (post reverse-split); and options to purchase 12,500 shares (post reverse-split) of common stock at a price of $0.48 per share (post reverse-split).

Outstanding Equity Awards at Fiscal Year-End as of December 31, 2012

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (post reverse-split)		Number of Securities Underlying Unexercised Options (#) Unexercisable (post reverse-split)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (post reverse-split)	Option Exercise Price ($) (post reverse-split)		Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#) (post reverse-split)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (post reverse-split)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Justin Wiernasz	160,000	(a)	-	-	$0.446	(b)	-	(c)	-	-	-	-
Justin Wiernasz	100,000		-	-	$0.350		03/31/13		-	-	-	-
Justin Wiernasz	100,000		-	-	$0.350		05/14/17		-	-	-	-
Sam Klepfish	100,000		-	-	$0.350		03/31/13		-	-	-	-
Sam Klepfish	100,000		-	-	$0.350		05/04/17		-	-	-	-
Sam Klepfish	100,000		-	-	$0.350		12/31/17		-	-	-	-

(a)	Options vest at the rate of 25% each quarter beginning March 31, 2010
(b)	Weighted-average exercise price.
(c)	Option term is 5 years from the date of vesting.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (post reverse-split)	Option Awards ($) (post reverse-split)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joel Gold	$-	$-	$63,414	$-	$-	$-	$-
Michael Ferrone (1)	$-	$-	$63,414	$-	$-	$-	$-
Sam Klepfish	$-	$-	$63,414	$-	$-	$-	$-
Solomon Mayer	$-	$-	$63,414	$-	$-	$-	$-
Hank Cohn	$-	$-	$63,414	$-	$-	$-	$-

During the year ended December 31, 2012, each of the Company’s five board members were granted fully vested five-year options to purchase 200,000 shares (post reverse-split) of the Company’s stock.
_____

(1)  On March 20, 2013, Mr. Michael Ferrone informed the Company’s Board of Directors that he was resigning, effective immediately.

Employment Agreements

Our subsidiary, Food Innovations, has employment agreements with certain officers and certain employees.  The employment agreements provide for salaries and benefits, including stock grants and extend up to five years.  In addition to salary and benefit provisions, the agreements include defined commitments should the employer terminate the employee with or without cause.

SAM KLEPFISH

On January 6, 2010 (with an effective date of January 1, 2010), we entered into a three year employment agreement with our Chief Executive Officer,  Sam Klepfish.  The agreement provides for, among other things, (i) average annual salary of $151,000 from January 1, 2010 through December 31, 2010, of which $6,500 shall be accrued until June 20, 2010, and then payable in equal weekly installments until said $6,500 is paid in full by December 31, 2010;  (ii) $165,000 per annum from January 1, 2011 through December 31, 2011, provided, however that the increase of $14,000 shall only take affect if the Company’s gross annual sales for 2010 are at least $7.5 million; and (iii) the lesser of a 10% increase in salary above the salary in 2011 or $181,000 per annum from January 1, 2012 through December 31, 2012, provided, however, the increase in 2012 shall only take effect if the Company’s gross annual sales for 2011 are at least $7.5 million.

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

On November 20, 2012 we entered into an employment agreement with Mr. Klepfish having an effective date of January 1, 2013 and terminating on December 31, 2015.  The agreement provides for annual compensation ranging from $226,250 to $273,763 during the term with a portion of the compensation paid in stock.  The agreement also provides for annual bonuses including bonuses based on increases in EBITDA (as defined in the agreement) of our various subsidiaries; additional bonuses upon the occurrence of certain events such as: listing on specific stock exchanges, spin-offs, investments and stock trading and volume levels.  The agreement also provides for stock options with exercise prices ranging from $0.40 - $1.60 and an award of restricted stock, which only vests if certain volume and pricing milestones with respect to our common stock are met.  Mr. Klepfish also has the option of receiving any portion of his salary or bonus in the form of equity.  The agreement also contains non-compete and non-solicitation provisions.

JUSTIN WIERNASZ

On January 6, 2010 (with an effective date of January 1, 2010), we entered into a three year employment agreement with our President, Justin Wiernasz.  The agreement provides for, among other things, (i) average annual salary of $151,000 from January 1, 2010 through December 31, 2010, of which $6,500 shall be accrued until June 20, 2010, and then payable in equal weekly installments until the $6,500 is paid in full by December 31, 2010;  (ii) $165,000 per annum from January 1, 2011 through December 31, 2011, provided, however that the increase of $14,000 shall only take affect if the Company’s gross annual sales for 2010 are at least $7.5 million; and (iii) the lesser of a 10% increase in salary above the salary in 2011 or $181,000 per annum from January 1, 2012 through December 31, 2012, provided, however, the increase in 2012 shall only take effect if the Company’s gross annual sales for 2011 are at least $7.5 million.

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

On November 20, 2012 we entered into an employment agreement with Mr. Wiernasz having an effective date of January 1, 2013 and terminating on December 31, 2015.  The agreement provides for annual compensation ranging from $226,250 to $273,763 during the term with a portion of the compensation paid in stock.  The agreement also provides for annual bonuses including bonuses based on increases in EBITDA (as defined in the agreement) of our various subsidiaries; additional bonuses upon the occurrence of certain events such as: listing on specific stock exchanges, spin-offs, investments and stock trading and volume levels.  The agreement also provides for stock options with exercise prices ranging from $0.40 - $1.60 and an award of restricted stock, which only vests if certain volume and pricing milestones with respect to our common stock are met.  Mr. Wiernasz also has the option of receiving any portion of his salary or bonus in the form of equity.  The agreement also contains non-compete and non-solicitation provisions.

Compensation Committee Interlocks and Insider Participation

None of our executive officers has served as a director or member of a compensation committee (or other board committee performing equivalent functions) of any other entity, one of whose executive officers served as a director or a member of our Compensation Committee.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 19, 2013 with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each Named Officer, and (4) all our directors and executive officers as a group.  Unless otherwise stated, each person listed below uses the Company’s address.  Pursuant to SEC rules, includes shares that the person has the right to receive within 60 days from March 19, 2013.

Name and Address of Beneficial Owners		Number of Shares Beneficially Owned	Percent of Class

Sam Klepfish	(1)	961,843	14.3%
Michael Ferrone	(2)	1,522,922	24.3%
Joel Gold	(3)	989,054	15.7%
Solomon Mayer	(4)	200,000	3.3%
Hank Cohn	(5)	200,000	3.3%
Justin Wiernasz	(6)	360,000	5.8%
Joseph DiMaggio Jr.		296,000	5.1%
Christopher Brown	(7)	492,200	8.5%
Alpha Capital Anstalt	(8)	404,365	2.1%

All officers and directors as a whole (6 persons)	(9)	4,236,819	50.2%

(1)
Includes 55,000 shares (post reverse-split) of common stock held by Mr. Klepfish; options to purchase 300,000 shares (post reverse-split) of the Company's common stock, and 164,843 shares (post reverse-split) for a note payable and accrued interest on the note.  Does not include 18,200 shares (post reverse-split) of common stock issuable as of December 31, 2009 as compensation for services performed in 2009, and 57,135 shares (post reverse-split) of common stock issuable as compensation for services performed in 2010. Upon the issuance of these shares, Mr. Klepfish will beneficially own 15.3% of the outstanding shares.

(2)
Includes 1,045,922 shares (post reverse-split) of common stock held by Mr. Ferrone; and options to purchase 480,000 shares  (post reverse-split) of the Company's common stock held by Mr. Ferrone.  Does not include 26,078 shares(post reverse-split)  to be issued to Mr. Ferrone for the settlement of debt. Upon the issuance of these shares, Mr. Ferrone will beneficially own 24.6% of the outstanding shares. On March 20, 2013, Mr. Ferrone informed the Company’s Board of Directors that he was resigning, effective immediately.

(3)
Includes 490,654 shares (post reverse-split) of common stock held by Mr. Gold, and options to purchase 480,000 shares (post reverse-split) of common stock. Also includes 18,400 shares (post reverse-split)  of common stock held by Mr. Gold’s spouse.

(4)
Includes options to purchase 200,000 shares (post reverse-split)  of common stock held by Mr. Mayer. Does not include 5,000 shares (post reverse-split)  issuable for services as a board member for 2010, but not yet issued.  Upon issuance of these shares, Mr. Mayer will beneficially own 3.3% of the shares outstanding.

(5)
Includes options to purchase 200,000 shares (post reverse-split) of common stock held by Mr. Cohn.  Does not include 5,000 shares (post reverse-split)  issuable for services as a board member for 2010, but not yet issued.  Upon issuance of these shares, Mr. Cohn will beneficially own 3.3% of the shares outstanding.

(6)
Includes options to purchase 360,000 shares (post reverse-split) of common stock held by Mr. Wiernasz.  Does not include 60,000 shares (post reverse-split) to be issued for services performed in 2008, 19,320 shares (post reverse-split) to be issued for services performed in 2009, and 57,135 shares (post reverse-split) to be issued for services performed in 2010. Upon the issuance of these shares, Mr. Wiernasz will beneficially own 7.9% of the outstanding shares.

(7)
Dr. Brown resigned as a member of our Board of Directors on May 23, 2011.  The most recent address we have on file is 16902 Harbor Master CV, Cornelius, NC 28031. We have not received any updated information from Dr. Brown with respect to his shareholdings since our last annual report was filed.

(8)
Consists of 404,365 shares (post reverse-split) of common stock held by Alpha Capital. Excludes shares underlying warrants and convertible notes which are subject to a 9.99% blocker provision.  The address of its principal business is Pradafant 7, Furstentums 9490, Vaduzm Liechtenstein.  Information gathered from a Schedule 13G filed with the Securities and Exchange Commission on February 15, 2012.

(9)
Includes 1,609,976 shares (post reverse-split) of common stock held by officers and directors.  Also includes 2,626,843 shares (post reverse-split) underlying options, convertible notes or shares issuable as accrued interest upon outstanding notes.  Does not include an aggregate of an additional 247,868 shares (post reverse-split) committed by the Company to be issued.  Upon issuance of such shares the group will beneficially own 47.5% of the outstanding shares.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

We are not currently subject to the requirements of any stock exchange or national securities association with respect to having a majority of “independent directors” although we believe that we meet the standard established by NASDAQ inasmuch as Messrs. Gold, Mayer, and Cohn, are “independent” and only Mr. Klepfish, by virtue of being our Chief Executive Officer, is not independent.  Mr. Klepfish does not participate in board discussions concerning his compensation.

ITEM 14.  Principal Accountant Fees and Services

Audit Fees

The Company engaged Liggett, Vogt & Webb P.A. (“LVW”) as our new independent registered public accounting firm as of November 9, 2012. During the year ended December 31, 2012, LVW billed us $2,700 for the audit of our annual consolidated financial statements for the year ended December 31, 2012 included in our Form 10-K.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by RBSM LLP for the audit of our annual consolidated financial statements included in our Forms 10-K: 2012: $17,000;   and 2011: $36,500 which includes audit fees related to the acquisition audit of Artisan Specialty Foods, Inc.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by LVW  that are reasonably related to the performance of the audit or review of our consolidated financial statements including our quarterly interim reviews on Form 10-Q and are not reported under Audit Fees above: 2012: $7,500 and 2011: $0.

The aggregate fees billed in each of the last two fiscal years for assurance and related services by RBSM LLP that are reasonably related to the performance of the audit or review of our consolidated financial statements including our quarterly interim reviews on Form 10-Q and are not reported under Audit Fees above: 2012: $15,000 and 2011: $22,500.

Tax Fees

LVW has not billed any tax fees since their engagement on November 9, 2012.

The aggregate fees billed in each of the last two fiscal years for professional services rendered by RBSM LLP are: 2012: $3,500  and 2011: $3,500.

All Other Fees

 LVW has not billed any tax fees since their engagement on November 9, 2012.

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

10.11	Employment Agreement with Sam Klepfish (incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 21, 2012)

10.12	Employment Agreement Justin Wiernasz (incorporated by reference to exhibit 10.2 of the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 21, 2012)

10.13
Subscription Agreement dated as of May 11, 2012 between the Registrant and Alpha Capital Anstalt (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2012)

10.14
Secured Convertible Promissory Note dated as of May 11, 2012 of the registrant issued to Alpha Capital Anstalt (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2012)

10.15
Class E Common Stock Purchase Warrant issued to Alpha Capital Anstalt (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2012)

10.16
Class F Common Stock Purchase Warrant issued to Alpha Capital Anstalt (incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2012)

10.16
Class G Common Stock Purchase Warrant issued to Alpha Capital Anstalt (incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2012)

10.17
Class H Common Stock Purchase Warrant issued to Alpha Capital Anstalt (incorporated by reference to exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2012)

10.18
Stock Purchase Agreement dated as of May 10, 2012 between the Registrant, Artisan Specialty Foods, Inc. and David Vohaska (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2012)

10.19
Lease dated May 7, 2012 between Artisan Specialty Foods, Inc. and David and Sherri Vohaska (incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2012)

10.20
Employment Agreement dated May 10, 2012 between Artisan Specialty Foods, Inc. and David Vohaska (incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2012)

10.21
Loan Agreement between the registrant and Fifth Third Bank effective February 26, 2013 (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2013)

10.22
Security Agreement between the registrant and Fifth Third Bank effective February 26, 2013. (incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2013)

Mortgage by registrant in favor of Fifth Third Bank effective February 26, 2013. (incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2013)

10.23
Note by registrant in favor of Fifth Third Bank effective February 26, 2013 (incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2013)

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

Dated: March 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sam Klepfish	CEO and Director	March 28, 2013
Sam Klepfish	(Chief Executive Officer)

/s/ John McDonald	Principal Accounting Officer	March 28, 2013
John McDonald	(Principal Financial Officer)

/s/ Joel Gold	Director	March 28, 2013
Joel Gold

/s/ Solomon Mayer	Director	March 28, 2013
Solomon Mayer

/s/ Hank Cohn	Director	March 28, 2013
Hank Cohn