Form 10-Q
period 2013-03-31
INNOVATIVE FOOD HOLDINGS INC
filed 2013-05-10
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended March 31, 2013

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,062,320 shares of common stock outstanding  (post reverse-split) and  6,277,033 shares (post reverse-split) issued as of April 27, 2013.

INNOVATIVE FOOD HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$901,637	$1,347,029
Accounts receivable net	1,052,407	959,805
Inventory	546,612	517,631
Other current assets	14,583	13,753
Total current assets	2,515,239	2,838,218

Property and equipment, net	931,158	145,632
Trade name	217,000	217,000
Non-compete	198,250	213,500
Customer relationships	459,102	489,822
Goodwill	151,000	151,000
Total assets	$4,471,749	$4,055,172

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,271,092	$1,376,772
Accrued liabilities - related parties	103,217	342,880
Accrued interest, net, current portion	740,946	-
Accrued interest - related parties, net	42,046	39,866
Notes payable, current portion, net of discount	11,811	11,543
Notes payable - related parties, current portion	110,500	110,500
Contingent purchase price liability	10,570	48,070
Total current liabilities	2,290,182	1,929,631

Accrued interest - net, long term portion	-	719,187
Note payable - long term portion, net of discount	922,708	185,068
Total liabilities	3,212,890	2,833,886

Stockholders’ equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,277,033 and 6,023,801 shares issued (post reverse-split) and 6,062,320 and 5,809,088 shares outstanding (post reverse-split) at December 31, 2012 and 2011, respectively	627	602
Additional paid-in capital	6,398,287	6,329,553
Common stock subscribed	7,302	68,336
Treasury stock, 304 and 304 shares outstanding (post reverse-split)	(99)	(99)
Accumulated deficit	(5,147,258)	(5,177,106)
Total stockholder's equity	1,258,859	1,221,286

Total liabilities and stockholders' equity	$4,471,749	$4,055,172

 See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2013	2012

Revenue	$5,607,321	$3,285,307
Cost of goods sold	4,034,294	2,611,982
Gross margin	1,573,027	673,325

Selling, general and administrative expenses	1,200,614	659,637
Total operating expenses	1,200,614	659,637

Operating income	372,413	13,688

Other expense (income) :
Interest expense	342,565	46,069
Loss from change in fair value of warrant liability	-	193,821
Loss from change in fair value of conversion option liability	-	378,435
Total other expense (income)	342,565	618,325

Income (Loss) before income taxes	29,848	(604,637)

Income tax expense	-	-

Net income (loss)	$29,848	$(604,637)

Net income (loss) per share - basic	$0.005	$(0.100)

Net income (loss) per share - diluted	$0.003	$(0.100)

Weighted average shares outstanding - basic	6,226,388	5,673,844

Weighted average shares outstanding - diluted	15,691,467	5,673,844

 See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$29,848	$(604,637)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	63,988	2,877
Non-cash compensation	35,662	-
Amortization of discount on notes payable	305,048	-
Amortization of discount on accrued interest	-	21,864
Change in fair value of warrant liability	-	193,821
Change in fair value of option liability	-	54,587
Change in fair value of conversion option liability	-	378,435
Changes in assets and liabilities:
Accounts receivable, net	(92,602)	(12,845)
Inventory and other current assets, net	(29,811)	16,970
Accounts payable and accrued expenses - related party	(265,420)	(66,697)
Accounts payable and accrued expenses	(121,421)	(12,675)
Net cash (used in) provided by operating activities	(74,708)	(28,300)

Cash flows from investing activities:
Acquisition of property and equipment	(803,544)	-
Net cash used in investing activities	(803,544)	-

Cash flows from financing activities:
Proceeds from issuance of notes payable	546,000	-
Principal payments on debt	(110,352)	(16,000)
Principal payments on notes payable - related parties	(2,788)	-
Net cash provided by (used in) financing activities	432,860	(16,000)

(Decrease) increase in cash and cash equivalents	(445,392)	(44,300)

Cash and cash equivalents at beginning of period	1,347,029	862,464

Cash and cash equivalents at end of period	$901,637	$818,164

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$13,049	$8,000

Taxes	$-	$-

Non-cash transactions:
Issuance of 253,022 shares of common stock (post reverse-split) previously subscribed	$68,336	$-

See notes to these unaudited condensed consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-K for the year ended December 31, 2012. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations to be expected for the full year.

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

3.  ACQUISITIONS

Artisan Specialty Foods, Inc.

On May 18, 2012, the Company executed a Stock Purchase Agreement to acquire all of the issued and outstanding shares of Artisan Specialty Foods, Inc., an Illinois corporation (“Artisan”), from its owner, Mr. David Vohaska.  The purchase price was $1.2 million, with up to another $300,000  (with a fair value of $131,000 ) payable in the event certain financial milestones are met by April 30, 2014.    During the three months ended March 31, 2013, the Company made a payment in the amount of $37,500 to Mr. Vohaska for the attainment of certain of these financial milestones.

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

	For the Three Months Ended March 31,
	2013	2012
Total revenues	$5,607,321	$4,650,798
Net income (loss)	57,785	(362,456)
Basic net income (loss) per common share (post reverse-split)	$0.009	$(0.064)
Diluted net income (loss) per common share (post reverse-split)	$0.006	$(0.064)
Weighted average shares – basic (post reverse-split)	6,226,388	5,673,844
Weighted average shares – diluted (post reverse-split)	15,691,467	5,673,844

The Haley Group

The Haley Group, LLC is a food manufacture representative that manages the vendor relationships at a food distributor’s corporate level. The Haley Group also provides their suppliers with guidance and assistance as needed at the distributor’s regional and divisional level. The Haley Group provides these services in exchange for a combination of monthly retainers and percentages of future sales of client products.  On November 2, 2012, the Company entered into an asset purchase agreement (the “Haley Acquisition Agreement”) with Haley Group, LLC whereby the Company acquired all existing contracts between Haley Group and its customers for the following consideration:  300,000 shares (post reverse-split) of the Company’s common stock; 150,000 shares (post reverse-split) of which vest immediately and 150,000 shares (post reverse-split) of which vest in one year under certain conditions;  options to purchase 100,000 shares (post reverse-split) of the Company’s common stock at a price of $0.44 per share (post reverse-split); and $20,000 cash contingent upon the attainment of future revenue milestones. The Haley Acquisition was valued at a total cost of $119,645.  This intangible fair value of the purchase amount was allocated to Haley Group’s customer relationships and capitalized accordingly on the Company’s balance sheet at March  31, 2013 and is being amortized over 3 years. During the three months ended March 31, 2013, the Company charged the amount of $9,970 to operations related to the amortization of these intangible assets.

4. ACCOUNTS RECEIVABLE

At March 31, 2013 and December 31, 2012, accounts receivable consists of:

	March 31, 2013	December 31, 2012
Accounts receivable from customers	$1,072,033	$965,352
Allowance for doubtful accounts	(19,626)	(5,547)
Accounts receivable, net	$1,052,407	$959,805

5. INVENTORY

Inventory consists of specialty products which are warehoused in Naples, Florida and Lyons, Illinois, and  other products held by Company’s vendors. At March 31, 2013 and December 31, 2012, finished goods inventory is as follows:

	March 31, 2013	December 31, 2012
Finished goods inventory	$546,612	$517,631

6. PROPERTY AND EQUIPMENT

Acquisition of Building

During the three months ended March 31, 2013, the Company purchased a building and property located at 28411 Race Track Road, Bonita Springs, Florida 34135 and with respect thereto entered into each of a Loan Agreement, Mortgage, Security Agreement and Note with Fifth Third Bank, each with an effective date of February 26, 2013.  The property consists of approximately 1.1 acres of land and close to 10,000 square feet of combined office and warehouse space and was purchased as part of a bank short sale.  It is anticipated that Company will move its operations to these premises during the second half of  2013. The purchase price of the property was $792,758 and was financed in part by a five year note in the amount of $546,000 carrying an annual interest rate of 3% above LIBOR Rate, as such term is defined in the Note.

A summary of property and equipment at March 31, 2013 and December 31, 2012, is as follows:

	March 31, 2013	December 31, 2012
Land	$177,383	$-
Building	615,375	-
Computer Equipment	382,300	382,300
Warehouse Equipment	7,733	7,733
Furniture and Fixtures	163,022	152,236
Vehicles	33,238	33,239
Total before accumulated depreciation	1,379,051	575,508
Less: accumulated depreciation	(447,893)	(429,876)
Total	$931,158	$145,632

Depreciation and amortization expense for property and equipment amounted to $18,018 and $2,877 for the three months ended March 31, 2013 and, 2012, respectively.

7.  INTANGIBLE ASSETS

The Company acquired certain  intangible assets pursuant to the acquisition of Artisan Specialty Foods and  the acquisition of certain assets of The Haley Group (see note 2). The following is the net book value of these assets:

	March 31, 2013
		Accumulated
	Gross	Amortization	Net
Trade Name	$217,000	$-	$217,000
Non-Compete Agreement	244,000	(45,750)	198,250
Customer Relationships	534,645	(75,543)	459,102
Goodwill	151,000	-	151,000
	$1,146,645	$(121,293)	$1,025,352

	December 31, 2012
		Accumulated
	Gross	Amortization	Net
Trade Name	$217,000	$-	$217,000
Non-Compete Agreement	244,000	(30,500)	213,500
Customer Relationships	534,645	(44,823)	489,822
Goodwill	151,000	-	151,000
	$1,146,645	$(75,323)	$1,071,322

Total amortization expense charged to operations for the three months ended March 31, 2013 and 2012 was $45,970 and $0, respectively.

The trade name is not considered a finite-lived asset, and is not being amortized.  The non-compete agreement is being amortized over a period of 48 months.  The customer relationships acquired in the Artisan and Haley transactions are being amortized over a period of 60 and 36 months.

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

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Trade payables	$1,227,685	$1,325,490
Accrued payroll and commissions	43,407	51,282
Total accounts payable and accrued liabilities - non-related parties	$1,271,092	$1,376,772

At March 31, 2013 and December 31, 2012, accrued liabilities to related parties consisted of accrued payroll and payroll related benefits.

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

During the three months ended March 31, 2013 and 2012, the amounts of $0 and $21,864, respectively, were credited to additional paid-in capital as a discount on convertible interest.  The aggregate amount of discounts on convertible interest charged to operations during the three months ended March 31, 2013 and 2012 was $0  and $21,864, respectively.

At March 31, 2013, convertible accrued interest was $782,992 (including $42,046 to a related party),  which is convertible into 3,131,972 shares (post reverse-split) of common stock; at December 31, 2012, convertible accrued interest was $759,053 (including $39,866 to a related party) which was convertible into 2,916,614shares (post reverse-split) of common stock.

10. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

	March 31, 2013	December 31, 2012
Secured Convertible note payable to Alpha Capital Anstalt (f/k/a/ Alpha Capital Aktiengesselschaft) (“Alpha Capital”), originally dated February 25, 2005 and due February 1, 2014. The note contains a cross default provision, and is secured by a majority of the Company’s assets. This note bears interest at the rate of 8% per annum. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	$263,500	$263,500

Convertible note payable to Alpha Capital due February 1, 2014. This note bears interest at the rate of 8% per annum. This note is unsecured. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	21,478	21,478

Convertible note payable to Osher Capital Partners LLC due February 1, 2014. This note bears interest at the rate of 8% per annum. This note is unsecured. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	9,638	9,638

	March 31, 2013	December 31, 2012
Convertible note payable to Assameka Capital Inc. due February 1, 2014. This note bears interest at the rate of 8% per annum. This note is unsecured. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	6,884	6,884

Convertible note payable to Alpha Capital due February 1, 2014. This note bears interest at the rate of 8% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	22,609	22,609

Convertible note payable to Osher Capital Partners LLC due February 1, 2014. This note bears interest at the rate of 8% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	10,145	10,145

Convertible note payable to Assameka Capital Inc. due February 1, 2014. This note bears interest at the rate of 8% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	7,246	7,246

Convertible note payable to Huo Hua due February 1, 2014. This note bears interest at the rate of 8% per annum. This note is unsecured. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share.	20,000	20,000

Convertible secured note payable to Alpha Capital due February 1, 2014. This note bears interest at the rate of 8% per annum, This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	100,000	100,000

Convertible secured note payable to Alpha Capital due February 1, 2014. This note bears interest at the rate of 8% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	15,287	15,287

Convertible secured note payable to Osher Capital Partners LLC due February 1, 2014. This note bears interest at the rate of 8% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	6,860	6,860

Convertible secured note payable to Assameka Capital, Inc. due February 1, 2014. This note bears interest at the rate of 8% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	4,900	4,900

Convertible secured note payable to Asher Brand due February 1, 2014. This note bears interest at the rate of 8% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	5,000	5,000

Convertible secured note payable to Lane Ventures due February 1, 2014. This note bears interest at the rate of 8% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	6,000	6,000

Convertible secured note payable Alpha Capital due February 1, 2014. This note bears interest at the rate of 8% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	120,000	120,000

	March 31, 2013	December 31, 2012
Convertible secured note payable Alpha Capital due February 1, 2014. This note bears interest at the rate of 8% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	16,957	16,957

Convertible secured note payable to Osher Capital Partners LLC due February 1, 2014. This note bears interest at the rate of 8% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	7,609	7,609

Convertible secured note payable to Assameka Capital, Inc. due February 1, 2014. This note bears interest at the rate of 8% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	5,435	5,435

Twenty-nine convertible notes payable in the amount of $4,500 each to Sam Klepfish, the Company’s CEO and a related party, dated the first of the month beginning on November 1, 2006, issued pursuant to the Company’s then employment agreement with Mr. Klepfish, which provided that the amount of $4,500 in salary is accrued each month to a note payable. These notes are unsecured. These notes bear interest at the rate of 8% per annum and have no due date. These notes and accrued interest are convertible into common stock of the Company at a rate of $0.25 per share (post reverse-split).	110,500	110,500

Convertible secured note payable to Alpha Capital due February 1, 2014. This note bears interest at the rate of 8% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	10,000	10,000

Convertible secured note payable to Alpha Capital due February 1, 2014. This note bears interest at the rate of 8% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	230,000	230,000

Convertible secured note payable to Whalehaven Capital Fund Limited, due February 1, 2014. This note bears interest at the rate of 8% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	21,478	21,478

Convertible secured note payable to Osher Capital Partners LLC due February 1, 2014. This note bears interest at the rate of 8% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	9,638	9,638

Convertible secured note payable to Assameka Capital, Inc. due February 1, 2014. This note bears interest at the rate of 8% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	6,884	6,884

Convertible secured note payable to Momona Capital due February 1, 2014. This note contains a cross default provision. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. This note bears interest at the rate of 8% per annum. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	25,310	25,310

Convertible secured note payable to Lane Ventures due February 1, 2014. This note bears interest at the rate of 8% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 (post reverse-split) per share. This note was included in the 2012 Notes Payable Extension Agreement.	10,124	10,124

	March 31, 2013	December 31, 2012
Secured convertible promissory note payable for the acquisition of Artisan Specialty Foods, Inc. to Alpha Capital, dated May 11, 2012 in the face amount of $1,200,000 at a purchase price of $1,080,000.  The note carries simple interest at an annual rate of 4.5% and is due in full by April 2015.  The note is convertible into the registrant's common stock at a fixed conversion price of $1.00 per share.  Principal and interest in the aggregate amount of $39,163 are payable on a monthly basis beginning in September 2012. The note allows for prepayments at any time. The note also includes cross-default provisions; is secured by all of the registrant's and its subsidiaries' assets; and is guaranteed by each of the subsidiaries. Interest expense in the amount of $30,921 and was accrued on this note during the years ended December 31, 2012 and 2011, respectively.  During the three months ended March 31, 2013, the Company made payments in the aggregate amount of $117,491 on this note, consisting of $105,802 of principal and $11,690 of interest.
	968,465	1,074,267

Secured vehicle lease payable at an effective interest rate of 9.96% for purchase of truck, payable in monthly installments (including principal and interest) of $614 through January 2015. During the three months ended March 31, 2013, the Company made payments in the aggregate amount of $1,842 on this note, consisting of $1,510 of principal and $332 of interest.	12,301	13,811

Secured vehicle lease payable at an effective interest rate of 8.26% for purchase of truck, payable in monthly installments (including principal and interest) of $519 through June 2015. During the three months ended March 31, 2013, the Company made payments in the aggregate amount of $1,558 on this note, consisting of $1,277 of principal and $281 of interest.	12,756	14,033

Secured mortgage note payable for the acquisition of land and building in Bonita Springs, Florida in the amount of $546,000. Principal payments of $4,550 and interest at the rate of Libor plus 3% are due monthly. The balance of the principal amount will be due March 2018. During the three months ended March 31, 2013, the Company made payments in the aggregate amount of $5,910 on this note, consisting of $4,550 of principal and $1,360 of interest.	$541,450
Total	$2,608,454	$2,175,593
Less: Discount	(1,563,435)	(1,868,482)
Net	$1,045,019	$307,111

	For the Three Months Ended
	March 31,
	2013	2012
Discount on Notes Payable amortized to interest expense:	$305,048	$-

The Company calculates the fair value of any beneficial conversion features embedded in its convertible notes via the Black-Scholes valuation method. The Company also calculates the fair value of any detachable warrants offered with its convertible notes via the Black-Scholes valuation method.  The instruments were considered discounts to the notes, to the extent the aggregate value of the warrants and conversion features did not exceed the face value of the notes. These discounts were amortized to interest expense via the effective interest method over the term of the notes.  The fair value of these instruments was charged to interest expense to the extent that the value of these instruments exceeds the face value of the notes.

The Company revalued the conversion options at each reporting period, and charged any change in value to operations. During the three months ended March 31, 2013 and 2012, the Company recorded a loss of $0 and  $378,435  respectively, due to the change in value of the conversion option liability.

When convertible notes payable are satisfied by payment or by conversion to equity, the Company revalues the related conversion option liability at the time of the payment or conversion.  The conversion option liability is then relieved by this amount, which is charged to additional paid-in capital.  During the three months ended March 31, 2013 and 2012, conversion option liabilities in the amounts of $0 and $20,046, respectively, were transferred from liability to equity due to the conversion or payment of the related convertible notes payable.

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

Effective December 27, 2012, the Company entered into agreements (the “2012 Notes Payable Extension Agreement”) with certain convertible note holders regarding twenty-five convertible notes in the aggregate amount of $2,037,249  in principal and $719,187  in accrued interest.  Pursuant to the 2012 Notes Payable Extension Agreement, the maturity date of each note and accrued interest was extended to February 1, 2014 (unless the original maturity date is beyond the extended date, in which case the original maturity date will not change); the expiration date of each warrant associated with each of the notes was extended to August 1, 2015 (unless the original expiration date of each warrant was beyond August 1, 2015, in which case the original expiration date will not change); the minimum conversion price of the note and accrued interest, in the case of any adjustment to such price, was set to be $0.05 per share (post reverse-split).  The Company also agreed that for as long as the convertible notes are held by the existing note holders, it will not issue any common stock or other securities convertible into or exercisable for shares of common stock at a price of less than $0.05 per share (post reverse-split).  Accordingly, the conversion option and warrants were reclassified from liability to equity since the conversion and exercise prices were fixed and all other conditions were met to classify the conversion feature and warrants as equity.

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

During the year ended December 31, 2012, the Company calculated an original issue discount (“OID”) related to the acquisition of Artisan Specialty Foods, Inc. in the amount of $120,000 on a note payable in the total principal amount of $1,200,000.  During the three months ended March 31, 2013, this discount was amortized to interest expense in the amount of $1,381.

At March 31, 2013 and 2012, the Company had unamortized discounts to notes payable in the aggregate amount of $1,563,435  and $0,  respectively.

The following table illustrates certain key information regarding our conversion option valuation assumptions at March 31, 2013 and 2012:

	March 31,
	2013		2012
Number of conversion options outstanding (post-reverse split)		5,262,393			4,437,928
Value at March 31		N/A			1,604,150
Number of conversion options issued during the period (post-reverse split)		-			-
Value of conversion options issued during the period (post-reverse split)		N/A			-
Number of conversion options exercised or underlying notes paid during the period (post reverse-split)		-			64,000
Value of conversion options exercised or underlying notes paid during the period		-			$20,046
Revaluation loss (gain) during the period		N/A			$378,435

Black-Scholes model variables:
Volatility	N/A		112.43	to	118.22%
Dividends		-			-
Risk-free interest rates	N/A		0.08%	to	0.15%
Term (years)	N/A				10

11.  RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2013:

Pursuant to the terms of an employment agreement, the Company  made cash payments to its Chief Executive Officer in the amount of $90,500 for previously-accrued bonuses. Also pursuant to the terms of his employment agreement, the Company  issued options to its Chief Executive Officer as follows:  Four year options to purchase 50,000 shares of the Company’s common stock at a price of $0.40 per share which vest on December 31, 2014;  four year options to purchase 50,000 shares of the Company’s common stock at a price of $0.40 per share which vest on  December 31, 2015; five year options to purchase 100,000 shares of the Company’s common stock at a price of $0.57 per share which vest on December 31, 2014; five year options to purchase 62,500 shares of the Company’s common stock at a price of  $1.60 per share which vest on December 31, 2013; and five year options to purchase 62,500 shares of the Company’s common stock at a price of $1.60 per share which vest on December 31, 2014.  The Company also accrued the amount of $27,937 for the value of Restricted Stock Units (“RSU’s”) due to its Chief Executive Officer under the terms of his employment agreement.

Pursuant to the terms of an employment agreement, the Company  made cash payments to its President in the amount of $90,500 for previously-accrued bonuses.  Also pursuant to the terms of his employment agreement, the Company  issued options to its President as follows:  Four year options to purchase 50,000 shares of the Company’s common stock at a price of $0.40 per share which vest on December 31, 2014;  four year options to purchase 50,000 shares of the Company’s common stock at a price of $0.40 per share which vest on  December 31, 2015; five year options to purchase 100,000 shares of the Company’s common stock at a price of $0.57 per share which vest on December 31, 2014; five year options to purchase 62,500 shares of the Company’s common stock at a price of  $1.60 per share which vest on December 31, 2013; and five year options to purchase 62,500 shares of the Company’s common stock at a price of $1.60 per share which vest on December 31, 2014. The Company also accrued the amount of $27,937 for the value of Restricted Stock Units (“RSU’s”) due to its President under the terms of his employment agreement.

Pursuant to the terms of an employment agreement, the Company  made cash payments to Chief Information and Principal Accounting Officer $25,000 for previously-accrued bonuses, Also pursuant to the terms of his employment agreement, the Company  issued options to its Chief Information and Principal Accounting Officer as follows:  Four year options to purchase 25,000 shares of the Company’s common stock at a price of $0.40 per share which vested on January 1, 2013;  four year options to purchase 25,000 shares of the Company’s common stock at a price of $0.40 per share which vest on  January 1, 2015; three  year options to purchase 25,000 shares of the Company’s common stock at a price of $0.40 per share which vest on January 1, 2016; five year options to purchase 25,000 shares of the Company’s common stock at a price of  $0.57 per share which vest on January 1, 2018; five year options to purchase 30,000 shares of the Company’s common stock at a price of $1.60 per share which vest on January 1, 2014; and  five year options to purchase 30,000 shares of the Company’s common stock at a price of $1.60 per share which vest on January 1, 2015.

Pursuant to the terms of the Artisan Acquisition Agreement, the Company made a payment in the amount of $37,500 to David Vohaska.  Mr. Vohaska is currently an employee of the Company.

For the three months ended March 31, 2012:

Pursuant to the terms of an employment agreement, the Company  made cash payments to its Chief Executive Officer in the amount of $34,650 for previously-accrued bonuses.

Pursuant to the terms of an employment agreement, the Company  made cash payments to its President in the amount of $34,650 for previously-accrued bonuses.

12.  CONTINGENT LIABILITY

Pursuant to the Artisan acquisition, the Company may be obligated to pay up to another $300,000 in the event certain financial milestones are met by April 30, 2014 (see note 3).  This obligation had a fair value of $131,000 at the time of the Artisan acquisition.  During the three months ended March 31, 2013, the Company made payments in the aggregate amount of $37,500 against this liability, and the amount of $10,570 remains on the Company’s balance sheet at March 31, 2013.

13. INCOME TAXES

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

14. EQUITY

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

Common Stock

During the three months ended March 31, 2013, the Company issued 253,232 shares (post reverse-split) of common stock for settlement of a note.  This issuance of shares was accrued in a prior period, and were carried as common stock subscribed in the company’s balance sheet at December 31, 2012.

Treasury Stock

During the three months ended March 31, 2013, the Company did not purchase any outstanding shares of the Company’s common stock.

Warrants

The following table summarizes the significant terms of warrants outstanding at March 31, 2013. These warrants may be settled in cash or via cashless conversion into shares of the Company’s common stock at the request of the warrant holder. These warrants were granted as part of a financing agreement:

			Weighted		Weighted
		Weighted	average		average
Range of	Number of	average	exercise		exercise
exercise	warrants	remaining	price of	Number of	price of
Prices	Outstanding	contractual	outstanding Warrants	warrants Exercisable	exercisable Warrants
(post reverse-split)	(post reverse-split)	life (years)	(post reverse-split)	(post reverse-split)	(post reverse-split)
$0.010	1,500,000	7.13	$0.010	1,500,000	$0.010

$0.250	3,594,000	2.00	$0.250	3,594,000	$0.250

$0.550	370,000	2.00	$0.550	370,000	$0.550

$0.575	1,480,000	2.00	$0.575	1,480,000	$0.575

$0.600	20,000	0.45	$0.600	20,000	$0.600
	6,964,000	3.10	$0.284	6,964,000	$0.284

Transactions involving warrants are summarized as follows:

	Number of	Weighted Average
	Warrants (post reverse-split)	Exercise Price (post reverse-split)
Warrants exercisable at December 31, 2012	6,964,000	$0.284

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Warrants outstanding at March 31, 2013	6,964,000	$0.284

The Company did not issue any warrants during the three months ended March 31, 2013.

Options

The following table summarizes the changes outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
			average		average
		Weighted	exercise		exercise
Range of	Number of	average	price of	Number of	price of
exercise	options	Remaining	outstanding	options	exercisable
Prices	Outstanding	contractual	Options	Exercisable	Options
(post reverse-split)	(post reverse-split)	life (years)	(post reverse-split)	(post reverse-split)	(post reverse-split)
$0.350	1,140,000	4.30	$0.350	1,140,000	$0.350

$0.380	132,500	2.00	$0.380	132,500	$0.380

$0.400	275,000	3.76	$0.400	25,000	$0.400

$0.450	132,500	2.25	$0.450	132,500	$0.450

$0.474	132,500	2.50	$0.474	132,500	$0.474

$0.480	132,500	2.75	$0.480	132,500	$0.480

$0.570	225,000	4.76	$0.570	-	$ N/A

$1.60	310,000	4.76	$1.60	-	$ N/A
	2,480,000	3.93	$0.552	1,695,000	$0.381

Transactions involving stock options are summarized as follows:

	Number of Shares (post reverse-split)	Weighted Average Exercise Price (post reverse-split)
Options outstanding at December 31, 2012	2,070,000	$0.290

Granted	810,000	$0.906
Exercised	-	-
Cancelled / Expired	(400,000)	$0.35

Options outstanding at March 31, 2013	2,480,000	$0.552

Aggregate intrinsic value of options outstanding and exercisable at March 31, 2013 and 2012 was $0.  Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.26 and $0.33 as of March 31, 2013 and 2012, respectively, and the exercise price multiplied by the number of options outstanding.

During the three months ended March 31, 2013 and 2012, the Company charged $7,725 and $0, respectively, to operations related to recognized stock-based compensation expense for employee stock options.

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

The Company valued warrants and options using the Black-Scholes valuation model utilizing the following variables:

	March 31,	December 31,
	2013	2012
Volatility	189.28%	92.52	-	114.30%
Dividends	$-			$-
Risk-free interest rates	0.37%	0.06	-	0.17%
Term (years)	4	0.01	-	5.00

15.  EMPLOYMENT AGREEMENTS

Chief Executive Officer

On January 1, 2013, the Company entered into an employment agreement with its Chief Executive Officer (the “2013 CEO Employment Agreement”).  The 2013 CEO Employment Agreement is for a term of three years, and provides a base compensation in the amount of $198,312 in cash plus an additional $27,937 in restricted stock units for year one, $223,987 in cash plus an additional $24,875 in restricted stock units for year two, and $260,075 in cash plus an additional $13,688 in restricted stock units for year three. The 2013 CEO Employment Agreement also provides the CEO with a four year option to purchase 100,000 shares (post reverse-split) of the Company’s common stock at a price of $0.40 per share (post reverse-split); a five year option to purchase 100,000 shares (post reverse-split) of the Company’s common stock at a price of $0.57 per share (post reverse-split); and a six year option to purchase 125,000 shares (post reverse-split) of the Company’s common stock at a price of $1.60 per share (post reverse-split); various performance-based bonus provisions; and a stock grant of 200,000 shares of the Company’s common stock which vest only  if the 30 day average trading price of the Company’s common stock equals or exceeds $1.75 per share and has average volume of at least 25,000 shares per day for 30 consecutive days.

President

On January 1, 2013, the Company entered into an employment agreement with its President  (the “2013 President  Employment Agreement”).  The 2013 President Employment Agreement is for a term of three years, and provides a base compensation in the amount of $226,250 per annum for year one, $248,875 per annum for year two, and $273,763 per annum for year three. The 2013 President Employment Agreement also provides the President with a four year option to purchase 100,000 shares (post reverse-split) of the Company’s common stock at a price of $0.40 per share (post reverse-split); a five year option to purchase 100,000 shares (post reverse-split) of the Company’s common stock at a price of $0.57 per share (post reverse-split); and a six year option to purchase 125,000 shares (post reverse-split) of the Company’s common stock at a price of $1.60 per share (post reverse-split); various performance-based bonus provisions; and a stock grant of 75,000 shares of the Company’s common stock which vest only  if the 30 day average trading price of the Company’s common stock equals or exceeds $1.75 per share and has average volume of at least 25,000 shares per day for 30 consecutive days..

Principal Accounting Officer and Chief Information Officer

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

(a) Warrants:

The following table illustrates certain key information regarding our warrants and warrant valuation assumptions at March 31, 2013, and 2012:

	March 31,
	2013	2012
Number of warrants outstanding (post reverse-split)	6,964,000	5,464,000
Value at March 31,	N/A	$694,835
Number of warrants issued during the period (post reverse-split)	-	-
Value of warrants issued during the period	-	$-

Revaluation loss during the period	N/A	$193,821

Black-Scholes model variables:
Volatility	N/A	112.43 -.118.22%
Dividends	N/A	$-
Risk-free interest rates	N/A	0.08 – 0.15%
Term (years)	N/A	0.01 – 3.75

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

The Company values embedded conversion features utilizing the Black-Scholes valuation model.  Conversion options are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our Conversion options and conversion option valuation assumptions at March 31, 2013 and 2012:

	March 31,
	2013	2012
Number of conversion options outstanding (post reverse-split)	5,262,393	4,437,928
Value at March 31,	N/A	$1,604,150
Number of conversion options issued during the period (post reverse-split)	-	-
Value of conversion options issued during the period	N/A	$-
Number of conversion options exercised or underlying notes paid during the period (post reverse-split)	-	64,000
Value of conversion options exercised or underlying notes paid during the period	-	$20,046
Revaluation loss during the period	N/A	$378,435

Black-Scholes model variables:
Volatility	N/A	112.43 to118.22%
Dividends	-	-
Risk-free interest rates	N/A	0.08 to 0.15.	%
Term (years)	N/A	10

(c)   Stock options:

The Company accounts for options in accordance FASB ASC 718-40.  Options are valued upon issuance, and re-valued at each financial statement reporting date, utilizing the Black-Scholes valuation model.   Option expense is recognized over the requisite service period of the related option award. Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our options and option assumptions at March 31, 2013 and 2012:

	March 31,
	2013		2012
Number of vested options outstanding (post reverse-split)		1,695,000	1,270,000
Value at March 31,	$	N/A	$216,770
Number of options issued during the period (post reverse-split)		810,000	-
Number of options vested during the period (post reverse-split)		25,000
Value of options vested during the period		$-	-
Number of options recognized during the period pursuant to SFAS 123(R)		-	-
Value of options recognized during the period pursuant to SFAS 123(R)		$-	$-
Revaluation (gain) during the period		$(39,938)	$54,587

Black-Scholes model variables:
Volatility	214.36%		112.43 – 118.22%
Dividends		$-	$-
Risk-free interest rates		0.14-0.41%	0.08 – 0.15%
Term (years)		0.75 -4.59	0.01 – 3.75

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

On May 18, 2012, the Company executed a Stock Purchase Agreement to acquire all of the issued and outstanding shares of Artisan Specialty Foods, Inc., an Illinois corporation (“Artisan”), from its owner, Mr. David Vohaska.  The purchase price was $1.2 million, with up to another $300,000 (with a fair value of $131,000) payable in the event certain financial milestones are met by April 30, 2014.  The purchase price was primarily financed via a loan from Alpha Capital in the principal amount of $1,200,000.  Prior to the acquisition, Artisan was a vendor and had sold products to the Company.

Transactions With a Major Customer

Transactions with a major customer and related economic dependence information is set forth (1) following our discussion of Liquidity and Capital Resources, (2) Concentrations of Credit Risk in Note 2 to the Condensed Consolidated Financial Statements, and (3) as the fourth item under Risk Factors.

Relationship with U.S. Foods

In February 2010, one of our subsidiaries, Food Innovations, signed a new contract with U.S. Foods (“USF”).  This  contract with USF expired on December 31, 2012.  However, the contract provides that it automatically renews for an additional 12-month term unless either party notifies the other in writing 30 days prior to the end date of its intent not to renew. Inasmuch as neither party gave the requisite notice, the agreement was automatically extended through December 31, 2013.  We believe that although a significant portion of our sales occurs through the USF sales force, the success of the program is less contingent on a contract then on the actual performance and quality of our products. Other than our business arrangements with USF, we are not affiliated with either USF or its subsidiary, Next Day Gourmet, L.P. (“Next Day Gourmet”). During the three months ended March 31, 2013 and 2012, sales to USF accounted for 69.4%   and 91.2% of total sales, respectively.

RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the three months ended March 31, 2013 and 2012.

This discussion may contain forward looking-statements that involve risks and uncertainties. Our future results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenue

Revenue increased by $2,322,014  or approximately 70.7% to $5,607,321 for the three months ended March 31, 2013 from $3,285,307 in the prior year.  $1,404,062  or approximately 42.7% of the increase was attributable to the acquisition of Artisan. The remaining increase is  attributable to a significant increase in sales of specialty items, and smaller increases in meat and game and cheese products, partially offset by decreases in seafood and poultry products.  We continue to assess the potential of new revenue sources from the manufacture and sale of proprietary food products and additional sales channel opportunities and will implement that strategy if, based on our analysis, we deem it beneficial to us.

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

Cost of goods sold

Our cost of goods sold for the three months ended March 31, 2013 was $4,034,294, an increase of $1,422,312  or approximately 54.5% compared to cost of goods sold of $2,611,982 for the three months ended March 31, 2012.Cost of goods sold is primarily made up of the following expenses for the three months ended March 31, 2013: cost of goods of specialty, meat, game, cheese poultry and other sales categories in the amount of $3,068,012; and shipping expenses in the amount of $834,285. The cost of goods sold increase is mainly associated with the increase in sales, largely due to the Artisan acquisition. Total gross margin improved to 28.1% of sales in 2013, compared to 20.5% of sales in 2012.

In 2013, we continued to  price our products in order to gain market share and increase the number of our end users. We were successful in both increasing sales and increasing market share.  We currently expect, if market conditions and our product revenue mix remain constant, that our cost of goods sold will either remain stable or  likely improve slightly.

Selling, general and administrative expenses

Selling, general, and administrative expenses increased by $540,977  or approximately 82.0% to $1,200,614 during the three months ended March 31, 2013 compared to $659,637 for the three months ended March 31, 2012. Selling, general and administrative expenses were primarily made up of the following for the three months ended March 31, 2013: payroll and related expenses, including employee benefits, in the amount of $745,475 (including  the value of options issued in the amount of $7,725); facilities expense in the amount of $63,351; bad debt expense in the amount of $60,812; insurance expense in the amount of $59,068; office expense in the amount of $45,389; computer support expenses in the amount of $32,514; amortization and depreciation in the amount of $27,988;  consulting and professional fees in the amount of $24,422;  travel and entertainment expenses in the amount of $18,693; share based compensation in the amount of $35,662; credit card expenses in the amount of $23,616; vehicle expenses in the amount of $10,394; commissions expense in the amount of $8,999; and advertising expense in the amount of $4,865.  The increase in selling, general, and administrative expenses was primarily due to increases in volume, and the acquisition of Artisan Specialty Foods which has higher selling general and administrative expenses than other Innovative Food Holdings historical levels.  We expect our selling, general, and administrative expenses to remain steady or slightly decrease in 2013.

Interest expense

Interest expense, net of interest income, increased by $296,496 or approximately 643.6% to $342,565 during the three months ended March 31, 2013, compared to $46,069 during the three months ended March 31, 2012. The primary reason for the increase was due to the amortization of the discount on the note payable  related to the financing of the Artisan acquisition.

Loss from change in fair value of warrant liability

On December 27, 2012, the Company entered into the 2012 Notes Payable Extension Agreement, which affected the terms of certain of its convertible notes payable.  Under accounting guidance provided by FASB ASC 815-40-05, this resulted in a change in accounting method for the Company’s warrants from derivative accounting to equity accounting. Accordingly, the Company did not revalue these instruments at March 31, 2013.  The Company revalued these instruments at March 31 ,2012 using the Black-Scholes valuation method.  This revaluation resulted in a loss of $193,821 which the Company included in operations during the three months ended March 31, 2012.  There was no such comparable gain or loss during the current period.

Gain and loss from change in fair value of conversion option liability

On December 27, 2012, the Company entered into the 2012 Notes Payable Extension Agreement which affected the terms of certain of its convertible notes payable.  Under accounting guidance provided by FASB ASC 815-40-05, this resulted in a change in accounting method for the Company’s conversion options from derivative accounting to equity accounting. Accordingly, the Company did not revalue these instruments at March 31, 2013.  The Company revalued these instruments at March 31, 2012  using the Black-Scholes valuation method. This revaluation resulted in a loss of $378,435, which the Company included in operations during the year three months ended March 31, 2012.  There was no such comparable gain or loss during the current period.

Net Income (loss)

For the reasons above, the Company had a net income for the three months ended March 31, 2013 of $29,848, an increase of $634,485 compared to a net loss of $604,637 during the three months ended March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2013, the Company had current assets of $2,515,749 consisting of cash of $901,637, trade accounts receivable of $1,052,407, inventory of $546,612, and other current assets of $14,583.   Also at March 31, 2013, the Company had current liabilities of $2,262,245, consisting of accounts payable and accrued liabilities of $1,346,372 (of which $75,280 is payable to related parties); accrued interest of $782,992 (of which $42,046 is payable to related parties: current portion of notes payable, net of discounts, of $11,811; current portion of notes payable – related parties, net of discounts of $110,500; and a contingent purchase price liability of $10,570.

During the three months ended March 31, 2013, the Company used  cash in operating activities in the amount of $74,708.  This consisted of the Company’s net income of $29,848, increased by non-cash charges for the amortization of discount on notes payable of $305,048; depreciation and amortization of $63,998; and non-cash compensation  in the amount of $35,662 . The Company’s cash position was also reduced by $509,254 as a result of a change in the components of current assets and current liabilities as well as a result of the payment of bonuses owed for 2012.  The acquisition of Artisan had an effect on the components of the Company’s working capital.  The following amounts were associated with Artisan at March 31, 2013: cash of $161,865;  accounts receivable of $379,827; inventory of $477,053; other current assets of $8,333; accounts payable and accrued liabilities of $373,872; and current portion of lease payable of $11,811.

The Company had cash used by investing activities of $803,544 for the three months ended March 31, 2013, which consisted of a cash paid for the acquisition of land, building, and related furniture and fixtures. Company had cash provided by financing activities of $432,860 for the three months ended March 31, 2013, which consisted of net proceeds from the issuance of notes payable in the amount of $546,000, offset by principal payments on notes payable of $110,352  and principal payments on notes payable to a related party of $2,788.

The Company had net working capital of $252,994 as of March 31, 2013.  We have generated positive cash flow from operations during the years ended December 31, 2012 and 2011. In addition, the Company’s auditors removed the going concern qualification to the audit opinion on the Company’s financial statements for the year ended December 31, 2012.   The Company  intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines.  Currently, we do not have any material long-term obligations other than those described in Note 10 to the financial statements included in this report. As we seek to increase our sales of perishables, as well as identify new and other consumer and food service oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

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

RISK FACTORS

The Company’s business and success is subject to numerous risk factors as detailed in its Annual Report on Form 10-K for the year ended December 31, 2012 which is available at no cost at www.sec.gov.

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

SIGNATURE	TITLE	DATE

/s/Sam Klepfish	Chief Executive Officer	May 10, 2013
Sam Klepfish

/s/ John McDonald	Principal Financial Officer	May 10, 2013
John McDonald