Form 10-Q
period 2013-06-30
INNOVATIVE FOOD HOLDINGS INC
filed 2013-08-14
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended June 30, 2013

☐  Transition report pursuant to Section 13 or 15(d) of the Exchange Act
For the transition period from _________ to _________.

Commission File Number: 0-9376

INNOVATIVE FOOD HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	20-1167761 (IRS Employer I.D. No.)

26411 Race Track Rd.
Bonita Springs, Florida 34135
(Address of Principal Executive Offices)

(239) 596-0204
(Registrant's Telephone Number, Including Area Code)

3845 Beck Blvd, Suite 805
Naples, FL 34114
(Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,430,192 shares of common stock outstanding and 6,644,905 shares issued as of July 31, 2013.

INNOVATIVE FOOD HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$970,439	$1,347,029
Accounts receivable net	1,073,465	959,805
Inventory	692,605	517,631
Other current assets	14,583	13,753
Total current assets	2,751,092	2,838,218

Property and equipment, net	965,562	145,632
Intangible assets, net	979,382	1,071,322
Total assets	$4,696,036	$4,055,172

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,320,534	$1,376,772
Accrued liabilities - related parties	103,217	342,880
Accrued interest, net, current portion	727,243	-
Accrued interest - related parties, net	44,251	39,866
Notes payable, current portion, net of discount	579,277	11,543
Notes payable - related parties, current portion	110,500	110,500
Contingent purchase price liability	37,500	48,070
Total current liabilities	2,922,522	1,929,631

Accrued interest - net, long term portion	-	719,187
Note payable - long term portion, net of discount	514,360	185,068
Total liabilities	3,436,882	2,833,886

Stockholders’ equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,644,905 and 6,023,801 shares issued and 6,430,192 and 5,809,088 shares outstanding at June 30, 2013 and December 31, 2012, respectively	664	602
Additional paid-in capital	6,498,329	6,329,553
Common stock subscribed	-	68,336
Treasury stock, 304 and 304 shares outstanding	(99)	(99)
Accumulated deficit	(5,239,740)	(5,177,106)
Total stockholder's equity	1,259,154	1,221,286

Total liabilities and stockholders' equity	$4,696,036	$4,055,172

 See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(UNAUDITED)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Revenue	$5,518,949	$4,352,871	$11,126,270	$7,638,178
Cost of goods sold	4,031,096	3,160,614	8,065,390	5,772,596
Gross margin	1,487,853	1,192,257	3,060,880	1,865,582

Selling, general and administrative expenses	1,208,343	1,122,172	2,408,957	1,781,809
Total operating expenses	1,208,343	1,122,172	2,408,957	1,781,809

Operating income	279,510	70,085	651,923	83,773

Other expense:
Interest expense	371,992	52,682	714,557	98,751
Cost of warrant extension	-	842,100	-	842,100
Loss from change in fair value of warrant liability	-	75,356	-	269,177
Loss from change in fair value of conversion option liability	-	89,569	-	468,004
Total other expense	371,992	1,059,707	714,557	1,678,032

Loss before income taxes	(92,482)	(989,622)	(62,634)	(1,594,259)

Income tax expense	-	-	-	-

Net loss	$(92,482)	$(989,622)	$(62,634)	$(1,594,259)

Net loss per share - basic	$(0.015)	$(0.100)	$(0.010)	$(0.100)

Net loss per share - diluted	$(0.015)	$(0.100)	$(0.010)	$(0.100)

Weighted average shares outstanding - basic	6,342,288	5,873,801	6,284,658	5,873,801

Weighted average shares outstanding - diluted	6,342,288	5,873,801	6,284,658	5,873,801

 See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(62,634)	$(1,594,259)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Increase in allowance for doubtful accounts	125,951	-
Depreciation and amortization	127,686	14,584
Non-cash compensation	35,662	-
Amortization of discount on notes payable	637,665	1,308
Amortization of discount on accrued interest	-	43,863
Value of shares issued in settlement	-	7,302
Value of options issued to officer and directors	-	186,299
Value of extension of term of warrants	-	842,100
Change in fair value of warrant liability	-	269,177
Change in fair value of option liability	-	71,351
Change in fair value of conversion option liability	-	468,004
Changes in assets and liabilities:
Accounts receivable, net	(239,611)	(103,078)
Inventory and other current assets, net	(175,804)	(76,070)
Accounts payable and accrued expenses - related party	(263,215)	(76,594)
Accounts payable and accrued expenses	(15,976)	(81,190)
Net cash provided by (used in) operating activities	169,724	(27,203)

Cash flows from investing activities:
Payment to acquire Artisan Specialty Foods, net	-	(1,176,605)
Acquisition of property and equipment	(309,676)	(29,717)
Net cash used in investing activities	(309,676)	(1,206,322)

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	1,080,000
Principal payments on debt	(230,998)	(20,284)
Principal payments on notes payable - related parties	(5,640)	-
Net cash provided by financing activities	(236,638)	1,059,716

(Decrease) in cash and cash equivalents	(376,590)	(173,809)

Cash and cash equivalents at beginning of period	1,347,029	862,464

Cash and cash equivalents at end of period	$970,439	$688,655

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$27,941	$33,118
Taxes	$-	$-

Non-cash transactions:
Issuance of 279,310 shares of common stock previously subscribed	$75,638	$-
Issuance of 341,794 shares of common stock for conversion of notes payable and accrued interest	$85,448	$-
Mortgage and purchase of land and building	$546,000	$-

See notes to these unaudited condensed consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2013(Unaudited)

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Innovative Food Holdings, Inc., and its wholly owned subsidiaries, Artisan Specialty Foods, Inc. (“Artisan”), Food Innovations, Inc. (“FII”), Food New Media Group, Inc. (“FNM”), Gourmet Foodservice Group, Inc. (“GFG”),  and 4 The Gourmet, Inc (d/b/a For The Gourmet, Inc.) (“Gourmet” (collectively, the “Company, or “IVFH”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  FNM currently holds the Company’s intellectual property rights related to its private label brand.  All material intercompany transactions have been eliminated upon consolidation of these entities.

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-K for the year ended December 31, 2012. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results of operations to be expected for the full year.

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

We currently sell the majority of our products through a distributor relationship between FII and Next Day Gourmet, L.P., a subsidiary of U.S. Foods (“USF”), a $20 Billion broad line distributor.  On May 18, 2012, the Company executed a Stock Purchase Agreement to acquire all of the issued and outstanding shares of Artisan Specialty Foods, Inc., an Illinois corporation (“Artisan”). Artisan was previously a supplier to the Company. Artisan  is a supplier of over 1,500 niche gourmet products to over 500 customers in the Greater Chicago area.

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

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 (Unaudited)

On August 25, 2005, we entered into contracts which obligated the company under certain circumstances to issue shares of common stock in excess of the number of shares of common stock authorized. Under accounting guidance provided by FASB ASC 815-40-05, from August 25, 2005 through December 27, 2012, we accounted for all derivative financial instruments, including warrants, conversion features embedded in notes payable, and stock options, via the liability method of accounting. Accordingly, all these instruments were valued at issuance utilizing the Black-Scholes valuation method, and were re-valued at each period ending date, also using the Black-Scholes valuation method.  Any gain or loss from revaluation was charged to operations during the period.  On December 27, 2012, we entered into agreements (the “2012 Notes Payable Extension Agreement”) with certain holders of our convertible notes which, among other things, created a minimum conversion price for the principal amount of the notes of $0.05. Under accounting guidance provided by FASB ASC 815-40-05, this resulted in a change in accounting method for our derivative financial instruments to the equity method of accounting.

Significant Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

3.  ACQUISITIONS

Artisan Specialty Foods, Inc.

On May 18, 2012, the Company executed a Stock Purchase Agreement to acquire all of the issued and outstanding shares of Artisan Specialty Foods, Inc., an Illinois corporation (“Artisan”), from its owner, Mr. David Vohaska.  The purchase price was $1.2 million, with up to another $300,000 (with a fair value of $131,000 ) payable in the event certain financial milestones are met by April 30, 2014.    During the three and six months ended June 30, 2013, the Company made a payment in the amount of $0 and $37,500 to Mr. Vohaska for the attainment of certain of these financial milestones.  As of June 30, 2013, the Company accrued the payment of $37,500, which is shown on the balance sheet as Contingent purchase price liabilities.

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
June 30, 2013 (Unaudited)

Pro forma results

The following tables set forth the unaudited pro forma results of the Company as if the acquisition of Artisan had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

	For the Three Months Ended June 30,
	2013	2012
Total revenues	$5,518,949	$4,981,147
Net loss	(92,482)	(1,073,088)
Basic net loss per common share	$(0.015)	$(0.183)
Diluted net loss per common share	$(0.015)	$(0.183)
Weighted average shares – basic	6,342,288	5,873,801
Weighted average shares – diluted	6,342,288	5,873,801

	For the Six Months Ended June 30,
	2013	2012
Total revenues	$11,126,270	$9,340,340
Net loss	(62,634)	(1,400,695)
Basic net loss per common share	$(0.010)	$(0.238)
Diluted net loss per common share	$(0.010)	$(0.238)
Weighted average shares – basic	6,284,658	5,873,801
Weighted average shares – diluted	6,284,658	5,873,801

The Haley Group

The Haley Group, LLC is a food manufacture representative that manages the vendor relationships at a food distributor’s corporate level. The Haley Group also provides their suppliers with guidance and assistance as needed at the distributor’s regional and divisional level. The Haley Group provides these services in exchange for a combination of monthly retainers and percentages of future sales of client products.  On November 2, 2012, the Company entered into an asset purchase agreement (the “Haley Acquisition Agreement”) with Haley Group, LLC whereby the Company acquired all existing contracts between Haley Group and its customers for the following consideration:  300,000 shares of the Company’s common stock; 150,000 shares of which vest immediately and 150,000 shares of which vest in one year under certain conditions;  options to purchase 100,000 shares of the Company’s common stock at a price of $0.44 per share; and $20,000 cash contingent upon the attainment of future revenue milestones. The Haley Acquisition was valued at a total cost of $119,645.  This intangible fair value of the purchase amount was allocated to Haley Group’s customer relationships and capitalized accordingly on the Company’s balance sheet at June 30, 2013 and is being amortized over 3 years. During the three and six months ended June 30, 2013, the Company charged the amount of $9,970 and $19,941 to operations, respectively, related to the amortization of these intangible assets.

4. ACCOUNTS RECEIVABLE

At June 30, 2013 and December 31, 2012, accounts receivable consists of:

	June 30, 2013	December 31, 2012
Accounts receivable from customers	$1,204,963	$965,352
Allowance for doubtful accounts	(131,498)	(5,547)
Accounts receivable, net	$1,073,465	$959,805

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 (Unaudited)

5. INVENTORY

Inventory consists of specialty products which are warehoused in Naples, Florida and Lyons, Illinois, and other products held by Company’s vendors. At June 30, 2013 and December 31, 2012, finished goods inventory is as follows:

	June 30, 2013	December 31, 2012
Finished goods inventory	$692,605	$517,631

6. PROPERTY AND EQUIPMENT

Acquisition of Building

During the six months ended June 30, 2013, the Company purchased a building and property located at 28411 Race Track Road, Bonita Springs, Florida 34135 and with respect thereto entered into each of a Loan Agreement, Mortgage, Security Agreement and Note with Fifth Third Bank, each with an effective date of February 26, 2013.  The property consists of approximately 1.1 acres of land and close to 10,000 square feet of combined office and warehouse space and was purchased as part of a bank short sale.  The Company moved its operations to these premises on July 15, 2013. The purchase price of the property was $792,758 and was financed in part by a five year note in the amount of $546,000 carrying an annual interest rate of 3% above LIBOR Rate, as such term is defined in the Note.

A summary of property and equipment at June 30, 2013 and December 31, 2012, is as follows:

	June 30, 2013	December 31, 2012
Land	$177,383	$-
Building	619,955	-
Computer Equipment	448,420	382,300
Warehouse Equipment	7,733	7,733
Furniture and Fixtures	144,453	152,236
Vehicles	33,238	33,239
Total before accumulated depreciation	1,431,182	575,508
Less: accumulated depreciation	(465,620)	(429,876)
Total	$965,562	$145,632

Depreciation and amortization expense for property and equipment amounted to $17,727 and $11,707 for the three months ended June 30, 2013 and, 2012, respectively.  Depreciation and amortization expense for property and equipment amounted to $35,745 and $14,584 for the six months ended June 30, 2013 and, 2012, respectively.

7.  INTANGIBLE ASSETS

The Company acquired certain intangible assets pursuant to the acquisition of Artisan Specialty Foods and  the acquisition of certain assets of The Haley Group (see note 2). The following is the net book value of these assets:

	June 30, 2013
		Accumulated
	Gross	Amortization	Net
Trade Name	$217,000	$-	$217,000
Non-Compete Agreement	244,000	(61,000)	183,000
Customer Relationships	534,645	(106,263)	428,382
Goodwill	151,000	-	151,000
	$1,146,645	$(167,264)	$979,382

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 (Unaudited)

	December 31, 2012
		Accumulated
	Gross	Amortization	Net
Trade Name	$217,000	$-	$217,000
Non-Compete Agreement	244,000	(30,500)	213,500
Customer Relationships	534,645	(44,823)	489,822
Goodwill	151,000	-	151,000
	$1,146,645	$(75,323)	$1,071,322

Total amortization expense charged to operations for the three months ended June 30, 2013 and 2012 was $45,970 and $0, respectively. Total amortization expense charged to operations for the six months ended June 30, 2013 and 2012 was $91,940 and $0, respectively.

The trade name is not considered a finite-lived asset, and is not being amortized.  The non-compete agreement is being amortized over a period of 48 months.  The customer relationships acquired in the Artisan and Haley transactions are being amortized over a period of 60 and 36 months.

As detailed in ASC 350, the Company tests for goodwill impairment in the fourth quarter of each year and whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.  As detailed in ASC 350-20-35-3A, in performing its testing for goodwill impairment, management has completed a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. To complete this review, management followed the steps in ASC 350-20-35-3C to evaluate the fair values of goodwill and considered all known events and circumstances that might trigger an impairment of goodwill. The analysis completed in  2012, determined that there was no impairment to goodwill assets.

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Trade payables	$1,277,732	$1,325,490
Accrued payroll and commissions	42,802	51,282
Total accounts payable and accrued liabilities - non-related parties	$1,320,534	$1,376,772

At June 30, 2013 and December 31, 2012, accrued liabilities to related parties consisted of accrued payroll and payroll related benefits.

9. ACCRUED INTEREST

Accrued interest on the Company’s convertible notes payable is convertible at the option of the note holders into the Company’s common stock at prices of $0.25 to $1.00 per share.  There is a beneficial conversion feature embedded in the convertible accrued interest, which can be exercised at any time by the note holders. Through December 27, 2012, the Company had immediately charged the value of this beneficial conversion feature of convertible accrued interest to operations.  At December 27, 2012, the Company entered into the 2012 Note Extension Agreements, the terms of which brought about a change in the Company’s accounting for its convertible equity instruments from the liability method to the equity method.

During the three months ended June 30, 2013 and 2012, the amounts of $0 and $30,226, respectively, were credited to additional paid-in capital as a discount on convertible interest.  The aggregate amount of discounts on convertible interest charged to operations during the three months ended June 30, 2013 and 2012 was $0 and $21,998, respectively.

During the six months ended June 30, 2013 and 2012, the amounts of $0 and $50,272, respectively, were credited to additional paid-in capital as a discount on convertible interest.  The aggregate amount of discounts on convertible interest charged to operations during the six months ended June 30, 2013 and 2012 was $0 and $43,863, respectively.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 (Unaudited)

At June 30, 2013, convertible accrued interest was $771,494 (including $44,251 to a related party),  which is convertible into 3,085,976 shares of common stock; at December 31, 2012, convertible accrued interest was $759,053 (including $39,866 to a related party) which was convertible into 2,916,614 shares of common stock.

10. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

	June 30, 2013	December 31, 2012
Secured Convertible note payable to Alpha Capital Anstalt (f/k/a/ Alpha Capital Aktiengesselschaft) (“Alpha Capital”), originally dated February 25, 2005 and due February 1, 2014. The note contains a cross default provision, and is secured by a majority of the Company’s assets. This note bears interest at the rate of 8% per annum. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement.	$213,500	$263,500

Convertible note payable to Alpha Capital due February 1, 2014. This note bears interest at the rate of 8% per annum. This note is unsecured. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement.	21,478	21,478

Convertible note payable to Osher Capital Partners LLC due February 1, 2014. This note bears interest at the rate of 8% per annum. This note is unsecured. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement.	9,638	9,638

Convertible note payable to Assameka Capital Inc. due February 1, 2014. This note bears interest at the rate of 8% per annum. This note is unsecured. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement.	6,884	6,884

Convertible note payable to Alpha Capital due February 1, 2014. This note bears interest at the rate of 8% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement.	22,609	22,609

Convertible note payable to Osher Capital Partners LLC due February 1, 2014. This note bears interest at the rate of 8% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement.	10,145	10,145

Convertible note payable to Assameka Capital Inc. due February 1, 2014. This note bears interest at the rate of 8% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement.	7,246	7,246

Convertible note payable to Huo Hua due February 1, 2014. This note bears interest at the rate of 8% per annum. This note is unsecured. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share.	20,000	20,000

Convertible secured note payable to Alpha Capital due February 1, 2014. This note bears interest at the rate of 8% per annum, This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement.	100,000	100,000

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 (Unaudited)

	June 30, 2013	December 31, 2012
Convertible secured note payable to Alpha Capital due February 1, 2014. This note bears interest at the rate of 8% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement.	15,287	15,287

Convertible secured note payable to Osher Capital Partners LLC due February 1, 2014. This note bears interest at the rate of 8% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement.	6,860	6,860

Convertible secured note payable to Assameka Capital, Inc. due February 1, 2014. This note bears interest at the rate of 8% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement.	4,900	4,900

Convertible secured note payable to Asher Brand due February 1, 2014. This note bears interest at the rate of 8% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement.	5,000	5,000

Convertible secured note payable to Lane Ventures due February 1, 2014. This note bears interest at the rate of 8% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement.	6,000	6,000

Convertible secured note payable Alpha Capital due February 1, 2014. This note bears interest at the rate of 8% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement.	120,000	120,000

Convertible secured note payable Alpha Capital due February 1, 2014. This note bears interest at the rate of 8% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement.	16,957	16,957

Convertible secured note payable to Osher Capital Partners LLC due February 1, 2014. This note bears interest at the rate of 8% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement.	7,609	7,609

Convertible secured note payable to Assameka Capital, Inc. due February 1, 2014. This note bears interest at the rate of 8% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement.	5,435	5,435

Twenty-nine convertible notes payable in the amount of $4,500 each to Sam Klepfish, the Company’s CEO and a related party, dated the first of the month beginning on November 1, 2006, issued pursuant to the Company’s then employment agreement with Mr. Klepfish, which provided that the amount of $4,500 in salary is accrued each month to a note payable. These notes are unsecured. These notes bear interest at the rate of 8% per annum and have no due date. These notes and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share.	110,500	110,500

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 (Unaudited)

	June 30, 2013	December 31, 2012
Convertible secured note payable to Alpha Capital due February 1, 2014. This note bears interest at the rate of 8% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement.	10,000	10,000

Convertible secured note payable to Alpha Capital due February 1, 2014. This note bears interest at the rate of 8% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement.	230,000	230,000

Convertible secured note payable to Whalehaven Capital Fund Limited, due February 1, 2014. This note bears interest at the rate of 8% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement.	21,478	21,478

Convertible secured note payable to Osher Capital Partners LLC due February 1, 2014. This note bears interest at the rate of 8% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement.	9,638	9,638

Convertible secured note payable to Assameka Capital, Inc. due February 1, 2014. This note bears interest at the rate of 8% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement.	6,884	6,884

Convertible secured note payable to Momona Capital due February 1, 2014. This note contains a cross default provision. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. This note bears interest at the rate of 8% per annum. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement.	25,310	25,310

Convertible secured note payable to Lane Ventures due February 1, 2014. This note bears interest at the rate of 8% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement.	10,124	10,124

Secured convertible promissory note payable for the acquisition of Artisan Specialty Foods, Inc. to Alpha Capital, dated May 11, 2012 in the face amount of $1,200,000 at a purchase price of $1,080,000.  The note carries simple interest at an annual rate of 4.5% and is due in full by April 2015.  The note is convertible into the registrant's common stock at a fixed conversion price of $1.00 per share.  Principal and interest in the aggregate amount of $39,163 are payable on a monthly basis beginning in September 2012. The note allows for prepayments at any time. The note also includes cross-default provisions; is secured by all of the registrant's and its subsidiaries' assets; and is guaranteed by each of the subsidiaries. Interest expense in the amount of $30,921 and was accrued on this note during the years ended December 31, 2012 and 2011, respectively.  During the three months ended June 30, 2013, the Company made payments in the aggregate amount of $117,491 on this note, consisting of $106,996 of principal and $10,495 of interest. During the six months ended June 30, 2013, the Company made payments in the aggregate amount of $234,983 on this note, consisting of $212,798 of principal and $22,185 of interest.
	861,469	1,074,267

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

	June 30, 2013	December 31, 2012
Secured vehicle lease payable at an effective interest rate of 9.96% for purchase of truck, payable in monthly installments (including principal and interest) of $614 through January 2015. During the three months ended June 30, 2013, the Company made payments in the aggregate amount of $1,842 on this note, consisting of $1,549 of principal and $293 of interest. During the six months ended June 30, 2013, the Company made payments in the aggregate amount of $3,684 on this note, consisting of $3,059 of principal and $625 of interest.	10,752	13,811

Secured vehicle lease payable at an effective interest rate of 8.26% for purchase of truck, payable in monthly installments (including principal and interest) of $519 through June 2015. During the three months ended June 30, 2013, the Company made payments in the aggregate amount of $1,558 on this note, consisting of $1,303 of principal and $254 of interest. During the six months ended June 30, 2013, the Company made payments in the aggregate amount of $3,116 on this note, consisting of $2,580 of principal and $535 of interest.	11,453	14,033

Secured mortgage note payable for the acquisition of land and building in Bonita Springs, Florida in the amount of $546,000.  Principal payments of $4,550 and interest at the rate of Libor plus 3% are due monthly. The balance of the principal amount will be due March 2018.  During the three months ended June 30, 2013, the Company made payments in the aggregate amount of $18,046 on this note, consisting of $13,650 of principal and $4,396 of interest. During the six months ended June 30, 2013, the Company made payments in the aggregate amount of $23,956 on this note, consisting of $18,200 of principal and $5,756 of interest.
	$527,800	-
Total	$2,434,956	$2,175,593
Less: Discount	(1,230,819)	(1,868,482)
Net	$1,204,137	$307,111

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Discount on Notes Payable amortized to interest expense:	$332,617	$1,308	$637,665	$1,308

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

The Company revalued the conversion options at each reporting period, and charged any change in value to operations. During the three months ended June 30, 2013 and 2012, the Company recorded a loss of $0 and $89,569  respectively, due to the change in value of the conversion option liability. During the six months ended June 30, 2013 and 2012, the Company recorded a loss of $0 and $468,004, respectively, due to the change in value of the conversion option liability.

When convertible notes payable are satisfied by payment or by conversion to equity, the Company revalues the related conversion option liability at the time of the payment or conversion.  The conversion option liability is then relieved by this amount, which is charged to additional paid-in capital.  During the three months ended June 30, 2013 and 2012, conversion option liabilities in the amounts of $0 and $0, respectively, were transferred from liability to equity due to the conversion or payment of the related convertible notes payable. During the six months ended June 30, 2013 and 2012, conversion option liabilities in the amounts of $0 and $20,046, respectively, were transferred from liability to equity due to the conversion or payment of the related convertible notes payable.

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

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 (Unaudited)

Effective December 27, 2012, the Company entered into agreements (the “2012 Notes Payable Extension Agreement”) with certain convertible note holders regarding twenty-five convertible notes in the aggregate amount of $2,037,249  in principal and $719,187  in accrued interest.  Pursuant to the 2012 Notes Payable Extension Agreement, the maturity date of each note and accrued interest was extended to February 1, 2014 (unless the original maturity date is beyond the extended date, in which case the original maturity date will not change); the expiration date of each warrant associated with each of the notes was extended to August 1, 2015 (unless the original expiration date of each warrant was beyond August 1, 2015, in which case the original expiration date will not change); the minimum conversion price of the note and accrued interest, in the case of any adjustment to such price, was set to be $0.05 per share. The Company also agreed that for as long as the convertible notes are held by the existing note holders, it will not issue any common stock or other securities convertible into or exercisable for shares of common stock at a price of less than $0.05 per share.  Accordingly, the conversion option and warrants were reclassified from liability to equity since the conversion and exercise prices were fixed and all other conditions were met to classify the conversion feature and warrants as equity.

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

During the year ended December 31, 2012, the Company calculated an original issue discount (“OID”) related to the acquisition of Artisan Specialty Foods, Inc. in the amount of $120,000 on a note payable in the total principal amount of $1,200,000.  During the three and six months ended June 30, 2013, this discount was amortized to interest expense in the amount of $2,028 and $3,409, respectively.

At June 30, 2013 and 2012, the Company had unamortized discounts to notes payable in the aggregate amount of $1,230,819 and $0, respectively.

The following table illustrates certain key information regarding our conversion option valuation assumptions at June 30, 2013 and 2012:

	June 30,
	2013	2012
Number of conversion options outstanding	4,955,397			5,573,924
Value at June 30,	N/A			1,957,383
Number of conversion options issued during the period	-			1,200,000
Value of conversion options issued during the period	N/A			263,664
Number of conversion options exercised or underlying notes paid during the period	-			-
Value of conversion options exercised or underlying notes paid during the period	-			$-
Revaluation loss (gain) during the period	N/A			$89,569

Black-Scholes model variables:
Volatility	N/A	124.12	to	125.18%
Dividends	-			-
Risk-free interest rates	N/A			0.40%
Term (years)	N/A	3	to	10

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 (Unaudited)

11.  RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2013:

Pursuant to the terms of the Artisan Acquisition Agreement, the Company made a payment in the amount of $37,500 to David Vohaska.  Mr. Vohaska is currently an employee of the Company.  The Company also accrued  an  additional  payment in the amount of $37,500 to Mr. Vohaska during the six months ended  June 30, 2013.

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

Pursuant to the terms of an employment agreement, the Company made cash payments to Chief Information and Principal Accounting Officer $25,000 for previously-accrued bonuses, Also pursuant to the terms of his employment agreement, the Company  issued options to its Chief Information and Principal Accounting Officer as follows:  Four year options to purchase 25,000 shares of the Company’s common stock at a price of $0.40 per share which vested on January 1, 2013;  four year options to purchase 25,000 shares of the Company’s common stock at a price of $0.40 per share which vest on  January 1, 2015; three  year options to purchase 25,000 shares of the Company’s common stock at a price of $0.40 per share which vest on January 1, 2016; five year options to purchase 25,000 shares of the Company’s common stock at a price of  $0.57 per share which vest on January 1, 2018; five year options to purchase 30,000 shares of the Company’s common stock at a price of $1.60 per share which vest on January 1, 2014; and  five year options to purchase 30,000 shares of the Company’s common stock at a price of $1.60 per share which are scheduled to vest on January 1, 2015.

For the six months ended June 30, 2012:

Pursuant to the terms of an employment agreement, the Company made cash payments to its Chief Executive Officer in the amount of $34,650 for previously-accrued bonuses.

Pursuant to the terms of an employment agreement, the Company made cash payments to its President in the amount of $34,650 for previously-accrued bonuses.

12.  CONTINGENT LIABILITY

Pursuant to the Artisan acquisition, the Company may be obligated to pay up to another $300,000 in the event certain financial milestones are met by April 30, 2014 (see note 3).  This obligation had a fair value of $131,000 at the time of the Artisan acquisition.  During the six months ended June 30, 2013, the Company made a payment in the  amount of $37,500 against this liability, and accrued an additional $26,930.  At June 30, 2013, the fair value of the contingent liability on the Company’s balance sheet is $37,500.  The amount ultimately payable to Mr. Vohaska pursuant to this obligation could increase in future periods to a maximum of an additional $187,500.

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
June 30, 2013 (Unaudited)

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

14. EQUITY

Reverse Stock Split

On June 13, 2012, the Company implemented a reverse split of its common stock (the “Reverse Split”) in the amount of 1-for-50.  The number of shares issued and outstanding immediately before the Reverse Split was 293,692,189 and 282,956,546, respectively; the number of shares issued and outstanding immediately after the Reverse Split was 5,873,801 and 5,659,130, respectively.  In addition, the proposal to authorize the Board of Directors to change the Company’s domicile from Florida to Delaware was approved.  All share and per share data have been retroactively restated to reflect the reverse split.

Common Stock

During the six months ended June 30, 2013, the Company issued 253,232 shares of common stock for settlement of a note.  This issuance of shares was accrued in a prior period, and was carried as common stock subscribed in the Company’s balance sheet at December 31, 2012.

During the six months ended June 30, 2013, the Company issued 26,078 shares of common stock for settlement of a note.  This issuance of shares was accrued in a prior period, and was carried as common stock subscribed in the Company’s balance sheet at December 31, 2012.

During the six months ended June 30, 2013, the Company issued 341,794 shares of common stock for the conversion of the principal of a convertible note in the amount or $50,000 and accrued interest in the amount of $35,449, for a total conversion value of $85,449.

Treasury Stock

During the six months ended June 30, 2013, the Company did not purchase any outstanding shares of the Company’s common stock.

Warrants

The following table summarizes the significant terms of warrants outstanding at June 30, 2013. These warrants may be settled in cash or via cashless conversion into shares of the Company’s common stock at the request of the warrant holder. These warrants were granted as part of a financing agreement:

		Weighted	Weighted		Weighted
		average	average		average
Range of	Number of	remaining	exercise		exercise
exercise	warrants	contractual	price of	Number of	price of
Prices	Outstanding	life (years)	outstanding Warrants	warrants Exercisable	exercisable Warrants
$0.010	1,500,000	6.88	$0.010	1,500,000	$0.010

$0.250	3,594,000	1.76	$0.250	3,594,000	$0.250

$0.550	370,000	1.76	$0.550	370,000	$0.550

$0.575	1,480,000	1.76	$0.575	1,480,000	$0.575

$0.600	20,000	0.21	$0.600	20,000	$0.600
	6,964,000	2.86	$0.284	6,964,000	$0.284

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 (Unaudited)

Transactions involving warrants are summarized as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Warrants exercisable at December 31, 2012	6,964,000	$0.284

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Warrants outstanding at June 30, 2013	6,964,000	$0.284

The Company did not issue any warrants during the six months ended June 30, 2013.  During the three months ended June 30, 2012, the Company issued warrants to purchase 1,500,000 shares of common stock; the fair value of these warrants was $572,777.    The Company also extended the term of warrants to purchase 5,440,000 shares of common stock from April 3, 2012 to April 3, 2015.  The fair value of this extension of $842,100 was charged to operations during the three months ended June 30, 2012.

Options

The following table summarizes the changes outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.350	1,140,000	4.05	$0.350	1,140,000	$0.350

$0.380	132,500	1.75	$0.380	132,500	$0.380

$0.400	275,000	3.51	$0.400	25,000	$0.400

$0.450	132,500	2.00	$0.450	132,500	$0.450

$0.474	132,500	2.25	$0.474	132,500	$0.474

$0.480	132,500	2.50	$0.480	132,500	$0.480

$0.570	225,000	4.51	$0.570	-	$ N/A

$1.60	310,000	4.51	$1.60	-	$ N/A
	2,480,000	3.68	$0.552	1,695,000	$0.381

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 (Unaudited)

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2012	2,070,000	$0.290

Granted	810,000	$0.906
Exercised	-	-
Cancelled / Expired	(400,000)	$0.35

Options outstanding at June 30, 2013	2,480,000	$0.552

Aggregate intrinsic value of options outstanding and exercisable at June 30, 2013 and 2012 was $85,200 and $52,000, respectively.  Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.38 and $0.40 as of June 30, 2013 and 2012, respectively, and the exercise price multiplied by the number of options outstanding.

During the three months ended June 30, 2013 and 2012, the Company charged $0 and $186,299, respectively, to operations related to recognized stock-based compensation expense for employee stock options. During the six months ended June 30, 2013 and 2012, the Company charged $35,662 and $186,299, respectively, to operations related to recognized stock-based compensation expense for employee stock options.

Accounting for warrants and stock options

In August 2005, the Company’s commitments to issue shares of common stock first exceeded its common stock authorized. At this time, the Company began to value its warrants and stock options via the liability method of accounting. Pursuant to guidance in ASC 718-40 the cost of these options was valued via the Black-Scholes valuation method when issued, and re-valued at each reporting period.  The gain or loss from this revaluation was charged to compensation expense during the period.  On December 27, 2012, the Company entered into the 2012 Notes Payable Extension Agreement with certain holders of its convertible notes which, among other things, created a minimum conversion price for the principal amount of the notes. Under accounting guidance provided by FASB ASC 815-40-05, this resulted in a change in accounting method for our derivative financial instruments to the equity method of accounting. We revalued our derivative liabilities at December 27, 2012, and charged the gain or loss from this revaluation to compensation expense during the period.

The Company valued warrants and options using the Black-Scholes valuation model utilizing the following variables:

	June 30,	December 31,
	2013	2012
Volatility	189.28%	92.52	-	114.30%
Dividends	$-	$-		-
Risk-free interest rates	0.37%	0.06	-	0.17%
Term (years)	4	0.01	-	5.00

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 (Unaudited)

15.  EMPLOYMENT AGREEMENTS

Chief Executive Officer

On January 1, 2013, the Company entered into an employment agreement with its Chief Executive Officer (the “2013 CEO Employment Agreement”).  The 2013 CEO Employment Agreement is for a term of three years, and provides a base compensation in the amount of $198,312 in cash plus an additional $27,937 in restricted stock units for year one, $223,987 in cash plus an additional $24,875 in restricted stock units for year two, and $260,075 in cash plus an additional $13,688 in restricted stock units for year three. The 2013 CEO Employment Agreement also provides the CEO with a four year option to purchase 100,000 shares of the Company’s common stock at a price of $0.40 per share; a five year option to purchase 100,000 shares of the Company’s common stock at a price of $0.57 per share; and a six year option to purchase 125,000 shares of the Company’s common stock at a price of $1.60 per share; various performance-based bonus provisions; and a stock grant of 200,000 shares of the Company’s common stock which vest only  if the 30 day average trading price of the Company’s common stock equals or exceeds $1.75 per share and has average volume of at least 25,000 shares per day for 30 consecutive days.

President

On January 1, 2013, the Company entered into an employment agreement with its President (the “2013 President Employment Agreement”).  The 2013 President Employment Agreement is for a term of three years, and provides a base compensation in the amount of $226,250 per annum for year one, $248,875 per annum for year two, and $273,763 per annum for year three. The 2013 President Employment Agreement also provides the President with a four year option to purchase 100,000 shares of the Company’s common stock at a price of $0.40 per share; a five year option to purchase 100,000 shares of the Company’s common stock at a price of $0.57 per share; and a six year option to purchase 125,000 shares of the Company’s common stock at a price of $1.60 per share; various performance-based bonus provisions; and a stock grant of 75,000 shares of the Company’s common stock which vest only  if the 30 day average trading price of the Company’s common stock equals or exceeds $1.75 per share and has average volume of at least 25,000 shares per day for 30 consecutive days.

Principal Accounting Officer and Chief Information Officer

On January 1, 2013, the Company entered into an employment agreement with its Principal Accounting Officer and Chief Information officer (the “2013 PAO – CIO Employment Agreement”).  The 2013 PAO – CIO Employment Agreement is for a term of two years, and provides a base compensation in the amount of $135,000 per annum for year one and  $151,200 per annum for year two. The 2013 PAO – CIO Employment Agreement also provides  a four year option to purchase 75,000 shares of the Company’s common stock at a price of $0.40 per share; a five year option to purchase 25,000 shares of the Company’s common stock at a price of $0.57 per share; and a five year option to purchase 60,000 shares of the Company’s common stock at a price of $1.60 per share; various performance-based bonus provisions; and a stock grant in the amount of $15,000 in shares of the Company’s common stock.

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

Certain information contained in this discussion and elsewhere in this report may include "forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Private Securities Litigation Reform Act will not apply to certain  "forward looking statements” because we issued "penny stock" (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3(a)(51-1) under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on our behalf.  For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may",  "will", "expect", "believe",  "explore",  "consider",  "anticipate",  "intend", "could", "estimate",  "plan", "propose" or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

●	Our ability to raise capital necessary to sustain our anticipated operations and implement our business plan,

●	Our ability to implement our business plan,

●	Our ability to generate sufficient cash to pay our lenders and other creditors,

●	Our dependence on one major customer,

●	Our ability to employ and retain qualified management and employees,

●	Our dependence on the efforts and abilities of our current employees and executive officers,

●	Changes in government regulations that are applicable to our current or anticipated business,

●	Changes in the demand for our services,

●	The degree and nature of our competition,

●	The lack of diversification of our business plan,

●	The general volatility of the capital markets and the establishment of a market for our shares, and

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

(a) Warrants:

The following table illustrates certain key information regarding our warrants and warrant valuation assumptions at June 30, 2013, and 2012:

	June 30,
	2013	2012
Number of warrants outstanding	6,964,000	6,964,000
Value at June 30,	N/A	$2,185,068
Number of warrants issued during the period	-	1,500,000
Value of warrants issued during the period	-	$572,777
Value of warrants extended during the period	-	$842,100
Revaluation loss during the period	N/A	$75,356

Black-Scholes model variables:
Volatility	N/A	117.77 -126.6%
Dividends	N/A	$-
Risk-free interest rates	N/A	0.41 –1.11%
Term (years)	N/A	2.9 – 1.11

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

The Company values embedded conversion features utilizing the Black-Scholes valuation model.  Conversion options are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our Conversion options and conversion option valuation assumptions at June 30, 2013 and 2012:

	June 30,
	2013	2012
Number of conversion options outstanding	4,955,397	5,573,924
Value at June 30,	N/A	$1,957,383
Number of conversion options issued during the period	-	1,200,000
Value of conversion options issued during the period	N/A	$263,664
Number of conversion options exercised or underlying notes paid during the period	-	-
Value of conversion options exercised or underlying notes paid during the period	-	$-
Revaluation loss during the period	N/A	$86,569

Black-Scholes model variables:
Volatility	N/A	125.18%
Dividends	-	-
Risk-free interest rates	N/A	0.17 to 0.41.	%
Term (years)	N/A	2.9-10

(c)   Stock options:

The Company accounts for options in accordance FASB ASC 718-40.  Options are valued upon issuance, and re-valued at each financial statement reporting date, utilizing the Black-Scholes valuation model.   Option expense is recognized over the requisite service period of the related option award. Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our options and option assumptions at June 30, 2013 and 2012:

	June 30,
	2013		2012
Number of vested options outstanding		1,695,000	1,570,000
Value at June 30,	$	N/A	$419,832
Number of options issued during the period		810,000	600,000
Number of options vested during the period		25,000	186,299
Value of options vested during the period		$-	-
Number of options recognized during the period pursuant to SFAS 123(R)		-	-
Value of options recognized during the period pursuant to SFAS 123(R)		$-	$-
Revaluation (gain) during the period		$(39,938)	$16,763

Black-Scholes model variables:
Volatility	214.36%		125.18%
Dividends		$-	$-
Risk-free interest rates		0.14-0.41%	0.16 – 1.11%
Term (years)		0.75 -4.59	0.75 – 4.85

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

Relationship with U.S. Foods

In February 2010, one of our subsidiaries, Food Innovations, signed a new contract with U.S. Foods (“USF”).  This contract with USF expired on December 31, 2012.  However, the contract provides that it automatically renews for an additional 12-month term unless either party notifies the other in writing 30 days prior to the end date of its intent not to renew. Inasmuch as neither party gave the requisite notice, the agreement was automatically extended through December 31, 2013.  We believe that although a significant portion of our sales occurs through the USF sales force, the success of the program is less contingent on a contract then on the actual performance and quality of our products. Other than our business arrangements with USF, we are not affiliated with either USF or its subsidiary, Next Day Gourmet, L.P.  During the three months ended June 30, 2013 and 2012, sales to USF accounted for 72% and 80% of total sales, respectively. During the six months ended June 30, 2013 and 2012, sales to USF accounted for 70% and 83% of total sales, respectively.

RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the three and six months ended June 30, 2013 and 2012.

This discussion may contain forward looking-statements that involve risks and uncertainties. Our future results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenue

Revenue increased by $1,166,078, or approximately 27%, to $5,518,949 for the three months ended June 30, 2013 from $4,352,871 in the prior year. $632,775, or approximately 54%, of the increase was attributable to the acquisition of Artisan, while $533,303, or approximately 46%, of the increase was attributable to year-over-year organic growth.

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

Cost of goods sold

Our cost of goods sold for the three months ended June 30, 2013 was $4,031,096, an increase of $870,482 or approximately 27% compared to cost of goods sold of $3,160,614 for the three months ended June 30, 2012. Cost of goods sold is primarily made up of the following expenses for the three months ended June 30, 2013: cost of goods of specialty, meat, game, cheese poultry and other sales categories in the amount of $ 3,042,323; and shipping expenses in the amount of $870,832. The cost of goods sold increase is mainly associated with the increase in sales. Total gross margin was approximately 27% of sales in 2013, compared to 27% of sales in 2012.

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

Selling, general and administrative expenses

Selling, general, and administrative expenses increased by $86,171  or approximately 8% to $1,208,343 during the three months ended June 30, 2013 compared to $1,122,172 for the three months ended June 30, 2012. Selling, general and administrative expenses were primarily made up of the following for the three months ended June 30, 2013: payroll and related expenses, including employee benefits, in the amount of $774,230;  amortization and depreciation in the amount of $99,697;   facilities expense in the amount of $89,250; consulting and professional fees in the amount of $78,290; insurance expense in the amount of $58,895; bad debt expense in the amount of $27,104;  travel and entertainment expenses in the amount of $23,941; banking and credit card fees expenses in the amount of $21,965; computer support expenses in the amount of $19,615; and advertising expense in the amount of $3,873.  The increase in selling, general, and administrative expenses was primarily due to  the acquisition of The Haley Group and the acquisition of Artisan Specialty Foods which has higher selling general and administrative expenses than Innovative Food Holdings’ historical levels.  We expect our selling, general, and administrative expenses to remain steady or slightly decrease in 2013.

Interest expense

Interest expense, net of interest income, increased by $319,310 or approximately 606% to $371,992 during the three months ended June 30, 2013, compared to $52,682 during the three months ended June 20, 2012.  Approximately 11% or $39,376  of the interest expense was accrued or paid interest on the company’s notes payable; approximately 89% or $332,616 of the interest was associated with the  amortization of the discounts on the Company’s notes payable.

Loss from change in fair value of warrant liability

On December 27, 2012, the Company entered into the 2012 Notes Payable Extension Agreement, which affected the terms of certain of its convertible notes payable.  Under accounting guidance provided by FASB ASC 815-40-05, this resulted in a change in accounting method for the Company’s warrants from derivative accounting to equity accounting. Accordingly, the Company did not revalue these instruments at June 30, 2013.  The Company revalued these instruments at June 30, 2012 using the Black-Scholes valuation method.  This revaluation resulted in a loss of $75,356 which the Company included in operations during the three months ended June 30, 2012.  There was no such comparable gain or loss during the current period.

Loss from change in fair value of conversion option liability

On December 27, 2012, the Company entered into the 2012 Notes Payable Extension Agreement which affected the terms of certain of its convertible notes payable.  Under accounting guidance provided by FASB ASC 815-40-05, this resulted in a change in accounting method for the Company’s conversion options from derivative accounting to equity accounting. Accordingly, the Company did not revalue these instruments at June 30, 2013.  The Company revalued these instruments at June 30, 2012 using the Black-Scholes valuation method. This revaluation resulted in a loss of $89,569, which the Company included in operations during the three months ended June 30, 2012.  There was no such comparable gain or loss during the current period.

Cost of warrant extension

During the three months ended June 30, 2012, the Company extended the term of warrants to purchase 5,440,000 shares of common stock from April 3, 2012 to April 3, 2015.  The fair value of this extension of $842,100 was charged to operations during the three months ended June 30, 2012.  There was no comparable transaction during the three months ended June 30, 2013.

Net Loss

For the reasons above, the Company had a net loss for the three months ended June 30, 2013 of $92,482, a decrease of $897,140 compared to a net loss of $989,622 during the three months ended June 30, 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenue

Revenue increased by $3,488,092, or approximately 46%, to $11,126,270 for the six months ended June 30, 2013 from $7,638,178 in the prior year. $2,036,837, or approximately 58%, of the increase was attributable to the acquisition of Artisan, while $1,451,255, or approximately 42%, of the increase was attributable to year-over-year organic growth.

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

Cost of goods sold

Our cost of goods sold for the six months ended June 30, 2013 was $8,065,390, an increase of $2,292,794, or approximately 40%, compared to cost of goods sold of 5,772,596 for the six months ended June 30, 2012. Cost of goods sold is primarily made up of the following expenses for the six months ended June 30, 2013: cost of goods of specialty, meat, game, cheese poultry and other sales categories in the amount of $6,110,335; and shipping expenses in the amount of $1,705,117. The cost of goods sold increase is mainly associated with the increase in sales. Total gross margin improved to 27% of sales in 2013, compared to 24% of sales in 2012.

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

Selling, general and administrative expenses

Selling, general, and administrative expenses increased by $580,963  or approximately 33% to $2,408,957 during the six months ended June 30, 2013 compared to $1,781,809 for the six months ended June 30, 2012. Selling, general and administrative expenses were primarily made up of the following for the six months ended Jun 30, 2013: payroll and related expenses, including employee benefits, in the amount of $1,519,705; facilities expense in the amount of $235,524; amortization and depreciation in the amount of $127,685;  insurance expense in the amount of $117,963; consulting and professional fees in the amount of $102,712; bad debt expense in the amount of $87,918; computer support expenses in the amount of $52,129; banking and credit card fees in the amount of $45,581; travel and entertainment expenses in the amount of $42,634; share based compensation in the amount of $35,662;  and advertising expense in the amount of $8,738.  The increase in selling, general, and administrative expenses was primarily due to increases in volume, and the acquisition of Artisan Specialty Foods which has higher selling general and administrative expenses than Innovative Food Holdings’ historical levels.  We expect our selling, general, and administrative expenses to remain steady or slightly decrease in 2013.

Interest expense

Interest expense, net of interest income, increased by $615,806 or approximately 624% to $714,557 during the six months ended June 30, 2013, compared to $98,751 during the six months ended June 30, 2012. Approximately 11% or $76,894  of the interest expense was accrued or paid interest on the company’s notes payable; approximately 89% or $637,663 of the interest was associated with the  amortization of the discounts on the Company’s notes payable.

Loss from change in fair value of warrant liability

On December 27, 2012, the Company entered into the 2012 Notes Payable Extension Agreement, which affected the terms of certain of its convertible notes payable.  Under accounting guidance provided by FASB ASC 815-40-05, this resulted in a change in accounting method for the Company’s warrants from derivative accounting to equity accounting. Accordingly, the Company did not revalue these instruments at June 30, 2013.  The Company revalued these instruments at June 30, 2012 using the Black-Scholes valuation method.  This revaluation resulted in a loss of $269,177 which the Company included in operations during the six months ended June 30, 2012.  There was no such comparable gain or loss during the current period.

Gain and loss from change in fair value of conversion option liability

On December 27, 2012, the Company entered into the 2012 Notes Payable Extension Agreement which affected the terms of certain of its convertible notes payable.  Under accounting guidance provided by FASB ASC 815-40-05, this resulted in a change in accounting method for the Company’s conversion options from derivative accounting to equity accounting. Accordingly, the Company did not revalue these instruments at June 30, 2013.  The Company revalued these instruments at June 30, 2012 using the Black-Scholes valuation method. This revaluation resulted in a loss of $468,004, which the Company included in operations during the six months ended June 30, 2012.  There was no such comparable gain or loss during the current period.

Cost of warrant extension

During the six months ended June 30, 2012, the Company extended the term of warrants to purchase 5,440,000 shares of common stock from April 3, 2012 to April 3, 2015.  The fair value of this extension of $842,100 was charged to operations during the six months ended June 30, 2012.  There was no comparable transaction during the six months ended June 30, 2013.

Net Income (loss)

For the reasons above, the Company had a net loss for the six months ended June 30, 2013 of $62,634 a decrease of $1,531,625 compared to a net loss of $1,594,259 during the six months ended June 30, 2012.

Liquidity and Capital Resources

As of June 30, 2013, the Company had current assets of $2,751,092 consisting of cash of $970,439, trade accounts receivable of $1,073,465, inventory of $692,605, and other current assets of $14,583.   Also at June 30, 2013, the Company had current liabilities of $2,922,522,  consisting of accounts payable and accrued liabilities of $1,423,751 (of which $103,217 is payable to related parties); accrued interest of $771,494 (of which $44,251 is payable to related parties: current portion of notes payable, net of discounts, of $579,277;  current portion of notes payable – related parties, net of discounts of $110,500; and a contingent purchase price liability of $37,500.

During the six months ended June 30, 2013, the Company generated cash from operating activities in the amount of $169,724.  This consisted of the Company’s net loss of $(62,634), offset by non-cash charges for the amortization of discount on notes payable of $637,665; depreciation and amortization of $127,686; and non-cash compensation in the amount of $35,662. The Company’s cash position was also reduced by $568,655 as a result of changes in the components of current assets and current liabilities as well as a result of the payment of bonuses owed for 2012.  The acquisition of Artisan had an effect on the components of the Company’s working capital.  The following amounts were associated with Artisan at June 30, 2013: cash of $95,041; accounts receivable of $581,679; inventory of $616,048; other current assets of $8,333; accounts payable and accrued liabilities of $419,295; and current portion of lease payable of $12,084.

The Company had cash used by investing activities of $309,676 for the six months ended June 30, 2013, which consisted of cash paid for the acquisition of land, building, and related furniture and fixtures. The Company had cash used by financing activities of $236,638 for the six months ended June 30, 2013, which consisted of   principal payments on notes payable of $230,998 and principal payments on notes payable to a related party of $5,640.

The Company had net working deficit of $171,430 as of June 30, 2013.  We have generated positive cash flow from operations during the years ended December 31, 2012 and 2011. In addition, the Company’s auditors removed the going concern qualification to the audit opinion on the Company’s financial statements for the year ended December 31, 2012.   The Company  intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines.  Currently, we do not have any material long-term obligations other than those described in Note 10 to the financial statements included in this report. As we seek to increase our sales of perishables, as well as identify new and other consumer and food service oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

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

SIGNATURE	TITLE	DATE

/s/Sam Klepfish	Chief Executive Officer	August 14, 2013
Sam Klepfish

/s/ John McDonald	Principal Financial Officer	August 14, 2013
John McDonald