Form 10-Q
period 2013-09-30
INNOVATIVE FOOD HOLDINGS INC
filed 2013-11-14
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended September 30, 2013

☐  Transition report pursuant to Section 13 or 15(d) of the Exchange Act
For the transition period from _________ to _________.

Commission File Number: 0-9376

INNOVATIVE FOOD HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	20-1167761 (IRS Employer I.D. No.)

28411 Race Track Rd.
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 6,722,412 shares of common stock outstanding and 7,337,125  shares issued as of November 7, 2013.

INNOVATIVE FOOD HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,374,792	$1,347,029
Accounts receivable net	746,230	959,805
Inventory	805,691	517,631
Other current assets	11,316	13,753
Total current assets	2,938,029	2,838,218

Property and equipment, net	971,624	145,632
Intangible assets, net	933,412	1,071,322
Total assets	$4,843,065	$4,055,172

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,310,592	$1,376,772
Accrued liabilities - related parties	103,217	342,880
Accrued interest, net, current portion	744,246	-
Accrued interest - related parties, net	46,479	39,866
Notes payable, current portion, net of discount	257,630	11,543
Notes payable - related parties, current portion	110,500	110,500
Contingent purchase price liability	37,500	48,070
Total current liabilities	2,610,164	1,929,631

Accrued interest - net, long term portion	-	719,187
Note payable - long term portion, net of discount	585,267	185,068
Total liabilities	3,195,431	2,833,886

Stockholders’ equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,644,905 and 6,023,801 shares issued and 6,030,192 and 5,809,088 shares outstanding at September 30, 2013 and December 31, 2012, respectively	664	602
Additional paid-in capital	7,324,567	6,329,553
Common stock subscribed	-	68,336
Treasury stock, 614,713 and 304 shares at September 30, 2013 and December 31, 2012, respectively	(100,099)	(99)
Accumulated deficit	(5,577,498)	(5,177,106)
Total stockholder's equity	1,647,634	1,221,286

Total liabilities and stockholders' equity	$4,843,065	$4,055,172

 See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Revenue	$6,005,091	$5,130,418	$17,131,361	$12,768,596
Cost of goods sold	4,326,573	3,872,444	12,391,963	9,645,040
Gross margin	1,678,518	1,257,974	4,739,398	3,123,556

Selling, general and administrative expenses	1,282,722	908,235	3,691,679	2,690,044
Total operating expenses	1,282,722	908,235	3,691,679	2,690,044

Operating income	395,796	349,739	1,047,719	433,512

Other expense:
Interest expense	733,554	67,282	1,448,111	166,033
Cost of warrant extension	-	-	-	842,100
(Gain) from change in fair value of warrant liability	-	(652,644)	-	(383,467)
(Gain) from change in fair value of conversion option liability	-	(665,802)	-	(197,798)
Total other (income) expense	733,554	(1,251,164)	1,448,111	426,868

(Income) loss before income taxes	(337,758)	1,600,903	(400,392)	6,644

Income tax expense	-	-	-	-

Net income (loss)	$(337,758)	$1,600,903	$(400,392)	$6,644

Net income (loss) per share - basic	$(0.052)	$0.282	$(0.063)	$0.001

Net income (loss) per share - diluted	$(0.052)	$0.097	$(0.063)	$0.001

Weighted average shares outstanding - basic	6,479,385	5,673,844	6,405,756	5,673,844

Weighted average shares outstanding - diluted	6,479,385	10,391,635	6,405,756	10,391,635

 See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(400,392)	$6,644
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in allowance for doubtful accounts	93,112	-
Depreciation and amortization	196,058	69,313
Non-cash compensation	35,662	-
Amortization of discount on notes payable	1,337,934	6,408
Amortization of discount on accrued interest	-	62,085
Interest capitalized to note payable		13,551
Value of shares issued in settlement	-	7,302
Value of options issued to officer and directors	-	186,299
Value of extension of term of warrants	-	842,100
Change in fair value of warrant liability	-	(383,467)
Change in fair value of option liability	-	(39,937)
Change in fair value of conversion option liability	-	(197,798)
Changes in assets and liabilities:
Accounts receivable, net	120,463	90,923
Inventory and other current assets, net	(285,623)	(174,369)
Accounts payable and accrued expenses - related party	(260,987)	(73,962)
Accounts payable and accrued expenses	(8,913)	(366,393)
Net cash provided by operating activities	827,314	48,699

Cash flows from investing activities:
Payment to acquire Artisan Specialty Foods, net	-	(1,176,605)
Purchase of treasury stock	(100,000)
Acquisition of property and equipment	(338,140)	(40,747)
Net cash used in investing activities	(438,140)	(1,217,352)

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	1,080,000
Principal payments on debt	(361,411)	(57,611)
Net cash (used in) provided by financing activities	(361,411)	1,022,389

Increase (Decrease) in cash and cash equivalents	27,763	(146,264)

Cash and cash equivalents at beginning of period	1,347,029	862,464

Cash and cash equivalents at end of period	$1,374,792	$716,200

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$43,154	$34,652
Taxes	$-	$-

Non-cash transactions:
Issuance of 279,310 shares of common stock previously subscribed	$68,336	$-
Issuance of 341,794 shares of common stock for conversion of notes payable and accrued interest	$85,448	$-
Mortgage and purchase of land and building	$546,000	$-

See notes to these unaudited condensed consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Innovative Food Holdings, Inc., and its wholly owned subsidiaries, Artisan Specialty Foods, Inc. (“Artisan”), Food Innovations, Inc. (“FII”), Food New Media Group, Inc. (“FNM”), Gourmet Foodservice Group, Inc. (“GFG”),  Gourmet Foodservice Warehouse, Inc. (“GFGW”), The Haley Group, Inc.,  (“Haley”) , and 4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.) (“Gourmet” and collectively, the “Company, or “IVFH”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  FNM currently holds the Company’s intellectual property rights related to its private label brand.  All material intercompany transactions have been eliminated upon consolidation of these entities.

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-K for the year ended December 31, 2012. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results of operations to be expected for the full year.

2. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Business Activity

FII, Artisan and GFG are in the business of providing premium foodservice establishments, including white tablecloth restaurants with the freshest origin-specific perishables and specialty food products direct from its warehouses and from a network of vendors, to the end users (restaurants, hotels, country clubs, national chain accounts, casinos, and catering houses) across the United States within 24 - 72 hours. For The Gourmet Inc., through its website www.forthegourmet.com, and through additional sales channels, provides the highest quality gourmet food products to the direct to consumer market

We currently sell the majority of our products through a distributor relationship between FII and Next Day Gourmet, L.P., a subsidiary of U.S. Foods (“USF”), a $20 Billion broad line distributor.  On May 18, 2012, the Company executed a Stock Purchase Agreement to acquire all of the issued and outstanding shares of Artisan Specialty Foods, Inc., an Illinois corporation (“Artisan”). Artisan was previously a supplier to the Company. Artisan is a supplier of over 1,500 niche gourmet products to over 500 customers in the Greater Chicago area.

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

3.  ACQUISITIONS

Artisan Specialty Foods, Inc.

On May 18, 2012, the Company executed a Stock Purchase Agreement to acquire all of the issued and outstanding shares of Artisan Specialty Foods, Inc., an Illinois corporation (“Artisan”), from its owner, Mr. David Vohaska.  The purchase price was $1.2 million, with up to another $300,000 (with a fair value of $131,000) payable in the event certain financial milestones are met by April 30, 2014.    During the three and nine months ended September 30, 2013, the Company made payments in the aggregate amount of $75,000 and $112,500 to Mr. Vohaska for the attainment of certain of these financial milestones.

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

	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2012
Total revenues	5,130,418	15,325,509
Net income (loss)	1,600,903	141,587
Basic net income (loss) per common share	0.279	0.25
Diluted net income (loss) per common share	0.147	0.013
Weighted average shares – basic	5,673,844	5,673,844
Weighted average shares – diluted	10,391,635	10,391,635

The Haley Group

The Haley Group is a food manufacture representative that manages food manufacturing foodservice relationships at a food distributor’s corporate level. The Haley Group also provides their suppliers with guidance and assistance as needed at the distributor’s regional and divisional level. The Haley Group provides these services in exchange for a combination of monthly retainers and percentages of future sales of client products.  On November 2, 2012, the Company, through its wholly-owned subsidiary The Haley Group, Inc., entered into an asset purchase agreement (the “Haley Acquisition Agreement”) with The Haley Group, LLC whereby the Company acquired all existing contracts between The Haley Group, LLC and its customers for the following consideration:  300,000 shares of the Company’s common stock; 150,000 shares of which vest immediately and 150,000 shares of which vest in one year under certain conditions;  options to purchase 100,000 shares of the Company’s common stock at a price of $0.44 per share; and $20,000 cash contingent upon the attainment of future revenue milestones. The Haley Group acquisition was valued at a total cost of $119,645.  This intangible fair value of the purchase amount was allocated to Haley Group’s customer relationships and capitalized accordingly on the Company’s balance sheet at June 30, 2013 and is being amortized over 3 years. During the three and nine months ended September 30, 2013, the Company charged the amount of $9,970 and $29,910 to operations, respectively, related to the amortization of these intangible assets.

4. ACCOUNTS RECEIVABLE

At September 30, 2013 and December 31, 2012, accounts receivable consists of:

	September 30, 2013	December 31, 2012
Accounts receivable from customers	$844,889	$965,352
Allowance for doubtful accounts	(98,659)	(5,547)
Accounts receivable, net	$746,230	$959,805

5. INVENTORY

Inventory consists primarily of specialty products which are warehoused in Bonita Springs, Florida and Lyons, Illinois. At September 30, 2013 and December 31, 2012, finished goods inventory is as follows:

	September 30, 2013	December 31, 2012
Finished goods inventory	$805,691	$517,631

6. PROPERTY AND EQUIPMENT

Acquisition of Building

During the nine months ended September 30, 2013, the Company purchased a building and property located at 28411 Race Track Road, Bonita Springs, Florida 34135 and with respect thereto entered into each of a Loan Agreement, Mortgage, Security Agreement and Note with Fifth Third Bank, each with an effective date of February 26, 2013.  The property consists of approximately 1.1 acres of land and close to 10,000 square feet of combined office and warehouse space and was purchased as part of a bank short sale.  The Company moved its operations to these premises on July 15, 2013. The purchase price of the property was $792,758 and was financed in part by a five year mortgage in the amount of $546,000 carrying an annual interest rate of 3% above LIBOR Rate, as such term is defined in the Note.

A summary of property and equipment at September 30, 2013 and December 31, 2012, is as follows:

	September 30, 2013	December 31, 2012
Land	$177,383	$-
Building	619,955	-
Computer and Office Equipment	462,506	382,300
Warehouse Equipment	7,733	7,733
Furniture and Fixtures	158,830	152,236
Vehicles	33,239	33,239
Total before accumulated depreciation	1,459,646	575,508
Less: accumulated depreciation	(488,022)	(429,876)
Total	$971,624	$145,632

Depreciation and amortization expense for property and equipment amounted to $22,402 and $18,627 for the three months ended September 30, 2013 and, 2012, respectively.  Depreciation and amortization expense for property and equipment amounted to $58,148 and $33,313 for the nine months ended June 30, 2013 and, 2012, respectively.

7.  INTANGIBLE ASSETS

The Company acquired certain intangible assets pursuant to the acquisition of Artisan Specialty Foods and the acquisition of certain assets of The Haley Group (see note 2). The following is the net book value of these assets:

	September 30, 2013
		Accumulated
	Gross	Amortization	Net
Trade Name	$217,000	$-	$217,000
Non-Compete Agreement	244,000	(76,250)	167,750
Customer Relationships	534,645	(136,983)	397,662
Goodwill	151,000	-	151,000
Total	$1,146,645	$(213,233)	$933,412

	December 31, 2012
		Accumulated
	Gross	Amortization	Net
Trade Name	$217,000	$-	$217,000
Non-Compete Agreement	244,000	(30,500)	213,500
Customer Relationships	534,645	(44,823)	489,822
Goodwill	151,000	-	151,000
Total	$1,146,645	$(75,323)	$1,071,322

Total amortization expense charged to operations for the three months ended September 30, 2013 and 2012 was $45,970 and $36,000, respectively. Total amortization expense charged to operations for the nine months ended September 30, 2013 and 2012 was $137,910 and $75,323, respectively.

The trade name is not considered a finite-lived asset, and is not being amortized.  The non-compete agreement is being amortized over a period of 48 months.  The customer relationships acquired in the Artisan and Haley transactions are being amortized over a period of 60 and 36 months, respectively.

As detailed in ASC 350, the Company tests for goodwill impairment in the fourth quarter of each year and whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.  As detailed in ASC 350-20-35-3A, in performing its testing for goodwill impairment, management has completed a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. To complete this review, management followed the steps in ASC 350-20-35-3C to evaluate the fair value of goodwill and considered all known events and circumstances that might trigger an impairment of goodwill. The analysis completed in  2012, determined that there was no impairment to goodwill assets.

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Trade payables	$1,294,267	$1,325,490
Accrued payroll and commissions	16,325	51,282
Total accounts payable and accrued liabilities - non-related parties	$1,310,592	$1,376,772

At September 30, 2013 and December 31, 2012, accrued liabilities to related parties consisted of accrued payroll and payroll related benefits.

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

During the three months ended September 30, 2013 and 2012, the amounts of $0 and $22,240, respectively, were credited to additional paid-in capital as a discount on convertible interest.  The aggregate amount of discounts on convertible interest charged to operations during the three months ended September 30, 2013 and 2012 was $0 and $22,513, respectively.

During the nine months ended September 30, 2013 and 2012, the amounts of $0 and $66,103, respectively, were credited to additional paid-in capital as a discount on convertible interest.  The aggregate amount of discounts on convertible interest charged to operations during the nine months ended September 30, 2013 and 2012 was $0 and $62,085, respectively.

At September 30, 2013, convertible accrued interest was $790,725 (including $46,479 to a related party),  which is convertible into 3,162,900  shares of common stock; at December 31, 2012, convertible accrued interest was $759,053 (including $39,866 to a related party) which was convertible into 3,036,212 shares of common stock.

10. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

	September 30, 2013	December 31, 2012
Secured Convertible note payable to Alpha Capital Anstalt (f/k/a/ Alpha Capital Aktiengesselschaft) (“Alpha Capital”), originally dated February 25, 2005 and due May 15, 2014. The note contains a cross default provision, and is secured by a majority of the Company’s assets. This note bears interest at the rate of 5% per annum. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement (as defined below).	$213,500	$263,500

Convertible note payable to Alpha Capital due May 15, 2014. This note bears interest at the rate of 5% per annum. This note is unsecured. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	21,478	21,478

Convertible note payable to Osher Capital Partners LLC due May 15, 2014. This note bears interest at the rate of 5% per annum. This note is unsecured. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	9,638	9,638

Convertible note payable to Assameka Capital Inc. due May 15, 2014. This note bears interest at the rate of 5% per annum. This note is unsecured. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	6,884	6,884

Convertible note payable to Alpha Capital due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	22,609	22,609

Convertible note payable to Osher Capital Partners LLC due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	10,145	10,145

Convertible note payable to Assameka Capital Inc. due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement .	7,246	7,246

Convertible note payable to Huo Hua due May 15, 2014. This note bears interest at the rate of 5% per annum. This note is unsecured. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share and the 2013 Notes Payable Extension Agreement.	20,000	20,000

Convertible secured note payable to Alpha Capital due May 15, 2014. This note bears interest at the rate of 5% per annum, This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	100,000	100,000

	September 30, 2013	December 31, 2012
Convertible secured note payable to Alpha Capital due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	$15,287	$15,287

Convertible secured note payable to Osher Capital Partners LLC due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	6,860	6,860

Convertible secured note payable to Assameka Capital, Inc. due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	4,900	4,900

Convertible secured note payable to Asher Brand due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	5,000	5,000

Convertible secured note payable to Lane Ventures due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	6,000	6,000

Convertible secured note payable Alpha Capital due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	120,000	120,000

Convertible secured note payable Alpha Capital due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	16,957	16,957

Convertible secured note payable to Osher Capital Partners LLC due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	7,609	7,609

Convertible secured note payable to Assameka Capital, Inc. due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	5,435	5,435

Twenty-nine convertible notes payable in the amount of $4,500 each to Sam Klepfish, the Company’s CEO and a related party, dated the first of the month beginning on November 1, 2006, issued pursuant to the Company’s then employment agreement with Mr. Klepfish, which provided that the amount of $4,500 in salary is accrued each month to a note payable. These notes are unsecured. These notes bear interest at the rate of 8% per annum and have no due date. These notes and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share.	110,500	110,500

	September 30, 2013	December 31, 2012
Convertible secured note payable to Alpha Capital due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	10,000	10,000

Convertible secured note payable to Alpha Capital due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	230,000	230,000

Convertible secured note payable to Alpha Capital, due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	21,478	21,478

Convertible secured note payable to Osher Capital Partners LLC due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	9,638	9,638

Convertible secured note payable to Assameka Capital, Inc. due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	6,884	6,884

Convertible secured note payable to Momona Capital due May 15, 2014. This note contains a cross default provision. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. This note bears interest at the rate of 5% per annum. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	25,310	25,310

Convertible secured note payable to Lane Ventures due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	10,124	10,124

Secured convertible promissory note payable for the acquisition of Artisan Specialty Foods, Inc. to Alpha Capital, dated May 11, 2012 in the face amount of $1,200,000 at a purchase price of $1,080,000.  The note carries simple interest at an annual rate of 4.5% and is due in full by April 2015.  The note is convertible into the registrant's common stock at a fixed conversion price of $1.00 per share.  Principal and interest in the aggregate amount of $39,163 are payable on a monthly basis beginning in September 2012. The note allows for prepayments at any time. The note also includes cross-default provisions; is secured by all of the registrant's and its subsidiaries' assets; and is guaranteed by each of the subsidiaries. Interest expense in the amount of $30,921 and was accrued on this note during the years ended December 31, 2012 and 2011, respectively.  During the three months ended September  30, 2013, the Company made payments in the aggregate amount of $117,491 on this note, consisting of $108,205 of principal and $9,287 of interest. During the nine months ended September 30, 2013, the Company made payments in the aggregate amount of $352,474 on this note, consisting of $321,002 of principal and $31,472 of interest.
	753,264	1,074,267

	September 30, 2013	December 31, 2012
Secured vehicle lease payable at an effective interest rate of 9.96% for purchase of truck, payable in monthly installments (including principal and interest) of $614 through January 2015. During the three months ended September 30, 2013, the Company made payments in the aggregate amount of $1,842 on this note, consisting of $1,587 of principal and $255 of interest. During the nine months ended September 30, 2013, the Company made payments in the aggregate amount of $5,526 on this note, consisting of $4,647 of principal and $879 of interest.	9,164	13,811

Secured vehicle lease payable at an effective interest rate of 8.26% for purchase of truck, payable in monthly installments (including principal and interest) of $519 through June 2015. During the three months ended September 30, 2013, the Company made payments in the aggregate amount of $1,558 on this note, consisting of $1,331 of principal and $227 of interest. During the nine months ended September 30, 2013, the Company made payments in the aggregate amount of $4,674 on this note, consisting of $3,911 of principal and $763 of interest.	10,122	14,033

Secured mortgage note payable for the acquisition of land and building in Bonita Springs, Florida in the amount of $546,000.  Principal payments of $4,550 and interest at the rate of Libor plus 3% are due monthly. The balance of the principal amount will be due March 2018.  During the three months ended September 30, 2013, the Company made payments in the aggregate amount of $17,934 on this note, consisting of $13,650 of principal and $4,284 of interest. During the nine months ended September 30, 2013, the Company made payments in the aggregate amount of $41,890 on this note, consisting of $31,850 of principal and $10,040 of interest.
	$514,150	-
Total	$2,310,182	$2,175,593
Less: Discount	(1,356,785)	(1,868,482)
Net	$953,397	$307,111

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Discount on Notes Payable amortized to interest expense:	$175,271	$5,100	$1,337,934	$6,408

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

The Company revalued the conversion options at each reporting period, and charged any change in value to operations. During the three months ended September 30, 2013 and 2012, the Company recorded a gain of $0 and $665,802, respectively, due to the change in value of the conversion option liability. During the nine months ended September 30, 2013 and 2012, the Company recorded a gain of $0 and $197,798, respectively, due to the change in value of the conversion option liability.

When convertible notes payable are satisfied by payment or by conversion to equity, the Company revalues the related conversion option liability at the time of the payment or conversion.  The conversion option liability is then relieved by this amount, which is charged to additional paid-in capital.  During the three months ended September 30, 2013 and 2012, conversion option liabilities in the amounts of $0 and $7,004, respectively, were transferred from liability to equity due to the conversion or payment of the related convertible notes payable. During the nine months ended September 30, 2013 and 2012, conversion option liabilities in the amounts of $0 and $27,050, respectively, were transferred from liability to equity due to the conversion or payment of the related convertible notes payable.

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

Effective December 27, 2012, the Company entered into the 2012 Notes Payable Extension Agreement with certain convertible note holders regarding twenty-five convertible notes in the aggregate amount of $2,037,249  in principal and $719,187  in accrued interest.  Pursuant to the 2012 Notes Payable Extension Agreement, the maturity date of each note and accrued interest was extended to February 1, 2014 (unless the original maturity date was beyond the extended date, in which case the original maturity date will not change); the expiration date of each warrant associated with each of the notes was extended to August 1, 2015 (unless the original expiration date of each warrant was beyond August 1, 2015, in which case the original expiration date will not change); the minimum conversion price of the note and accrued interest, in the case of any adjustment to such price, was set to be $0.05 per share. The Company also agreed that for as long as the convertible notes are held by the existing note holders, it will not issue any common stock or other securities convertible into or exercisable for shares of common stock at a price of less than $0.05 per share.  Accordingly, the conversion option and warrants were reclassified from liability to equity since the conversion and exercise prices were fixed and all other conditions were met to classify the conversion feature and warrants as equity.

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

Effective August 22, 2013, the Company entered into agreements (the “2013 Notes Payable Extension Agreement”) with certain convertible notes holders regarding twenty-five convertible notes in the aggregate amount of $912,982 in principal and $744,246 in accrued interest.  Pursuant to the 2013 Notes Payable Extension Agreement, the maturity date of each note and accrued interest was extended to May 15, 2014; the interest rate was changed to 5%; and the expiration of each warrant associated with each of the notes was extended to February 1, 2016 or February 1, 2017.

Pursuant to debt extinguishment accounting, the Company charged to interest expense the unamortized amount of the discount on the related convertible notes at August 22, 2013 in the amount of $491,606.  Prior to August 22, 2013, the Company had amortized $637,663 of the discount.  At August 22, 2013, the Company recorded a new discount on the convertible notes which was attributable to the conversion feature and related warrants in the aggregate amount of $826,238, which was charged to additional paid-in capital.  The discount will be amortized over the term of the related notes.

During the year ended December 31, 2012, the Company calculated an original issue discount (“OID”) related to the acquisition of Artisan Specialty Foods, Inc. in the amount of $120,000 on a note payable in the total principal amount of $1,200,000.  During the three and nine months ended September 30, 2013, this discount was amortized to interest expense in the amount of $2,980 and $6,389, respectively.

At September 30, 2013 and 2012, the Company had unamortized discounts to notes payable in the aggregate amount of $1,356,785 and $1,069,229, respectively.

The following table illustrates certain key information regarding our conversion option valuation assumptions at September 30, 2013 and 2012:

	September 30,
	2013			2012
Number of conversion options outstanding			4,847,192			5,539,260
Value at September 30,			-			1,284,577
Number of conversion options issued during the period			-			-
Value of conversion options issued during the period			-			-
Number of conversion options exercised or underlying notes paid during the period			-			34,664
Value of conversion options exercised or underlying notes paid during the period			-			$7,004
Revaluation loss (gain) during the period			N/A			$(197,798)

Black-Scholes model variables:
Volatility			186.46%			214.36%
Dividends			-			-
Risk-free interest rates	0.42	to	0.82%	0.14	to	0.41%
Term (years)	0.04	to	6.74			10

11.  RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2013:

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

For the nine months ended September 30, 2012:

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

12.  CONTINGENT LIABILITY

Pursuant to the Artisan acquisition, the Company may be obligated to pay up to another $300,000 in the event certain financial milestones are met by April 30, 2014 (see note 3).  This obligation had a fair value of $131,000 at the time of the Artisan acquisition.  During the nine months ended September 30, 2013, the Company made a payment in the amount of $112,500 against this liability, and accrued an additional $101,930.  The amount ultimately payable to Mr. Vohaska pursuant to this obligation could increase in future periods to a maximum of an additional $187,500.

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

14. EQUITY

Reverse Stock Split

On June 13, 2012, the Company implemented a reverse split of its common stock (the “Reverse Split”) in the ratio of 1-for-50.  The number of shares issued and outstanding immediately before the Reverse Split was 293,692,189 and 282,956,546, respectively; the number of shares issued and outstanding immediately after the Reverse Split was 5,873,801 and 5,659,130, respectively.  In addition, the proposal to authorize the Board of Directors to change the Company’s domicile from Florida to Delaware was approved.  All share and per share data have been retroactively restated to reflect the reverse split.

Common Stock

During the nine months ended September 30, 2013, the Company issued 279,310 shares of common stock for settlement of a note.  This issuance of shares was accrued in a prior period, and was carried as common stock subscribed in the Company’s balance sheet at December 31, 2012.

During the nine months ended September 30, 2013, the Company issued 341,794 shares of common stock for the conversion of the principal of a convertible note in the amount or $50,000 and accrued interest in the amount of $35,448, for a total conversion value of $85,448.

During the nine months ended September 30, 2013, the Company purchased 400,000 shares of the Company’s outstanding common stock.  The purchase price was $100,000 and the Company recorded the transaction at cost to Treasury Stock.  In addition, the Company has an additional 214,713 shares of common stock which are held in treasury stock at a cost of $99.

Warrants

The following table summarizes the significant terms of warrants outstanding at September 30, 2013. These warrants may be settled in cash or via cashless conversion into shares of the Company’s common stock at the request of the warrant holder. These warrants were granted as part of a financing agreement:

		Weighted	Weighted		Weighted
		average	average		average
Range of	Number of	remaining	exercise		exercise
exercise	warrants	contractual	price of	Number of	price of
Prices	Outstanding	life (years)	outstanding Warrants	warrants Exercisable	exercisable Warrants
$0.010	1,500,000	6.63	$0.010	1,500,000	$0.010

$0.250	794,000	5.71	$0.250	794,000	$0.250

$0.550	1,570,00	1.64	$0.550	1,570,000	$0.550

$0.575	3,080,000	3.34	$0.575	3,080,000	$0.575
	6,944,000	3.94	$0.410	6,964,000	$0.410

Transactions involving warrants are summarized as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Warrants exercisable at December 31, 2012	6,964,000	$0.41

Granted	-	-
Exercised	-	-
Cancelled / Expired	(20,000)	0.01

Warrants outstanding at September 30, 2013	6,944,000	$0.41

The Company did not issue any warrants during the nine months ended September 30, 2013. During the three months ended September 30, 2013, The Company extended the term of the warrants to purchase a total of 3,080,000 shares of common stock at a price of $0.575 per share and a total of 1,570,000 shares of common stock at a price of $0.55 per share to February 1, 2017; and warrants to purchase a total of 794,000 shares of common stock at a price of $0.25 per share to February 1, 2016.   At August 22, 2013, the Company recorded a new discount on the convertible notes which was attributable to the conversion feature and related warrants in the aggregate amount of $826,238, which was charged to additional paid-in capital.  The discount will be amortized over the term of the related notes. During the three months ended June 30, 2012, the Company issued warrants to purchase 1,500,000 shares of common stock; the fair value of these warrants was $572,777.    The Company also extended the term of warrants to purchase 5,440,000 shares of common stock from April 3, 2012 to April 3, 2015.  The fair value of this extension of $842,100 was charged to operations during the three months ended June 30, 2012.

Options

The following table summarizes the changes outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.350	1,140,000	3.80	$0.350	1,140,000	$0.350

$0.380	132,500	1.50	$0.380	132,500	$0.380

$0.400	275,000	3.26	$0.400	25,000	$0.400

$0.450	132,500	1.75	$0.450	132,500	$0.450

$0.474	132,500	2.00	$0.474	132,500	$0.474

$0.480	132,500	2.25	$0.480	132,500	$0.480

$0.570	225,000	4.26	$0.570	-	$ N/A

$1.60	310,000	4.26	$1.60	-	$ N/A
	2,480,000	3.43	$0.552	1,695,000	$0.381

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2012	2,070,000	$0.290

Granted	810,000	$0.906
Exercised	-	-
Cancelled / Expired	(400,000)	$0.35

Options outstanding at September 30, 2013	2,480,000	$0.552

Aggregate intrinsic value of options outstanding and exercisable at September 30, 2013 and 2012 was $1,247,370 and $0, respectively.  Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $1.05 and $0.24 as of September 30, 2013 and 2012, respectively, and the exercise price multiplied by the number of options outstanding.

During the three months ended September 30, 2013 and 2012, the Company charged $0 and $0, respectively, to operations related to recognized stock-based compensation expense for employee stock options. During the nine months ended September 30, 2013 and 2012, the Company charged $35,662 and $186,299, respectively, to operations related to recognized stock-based compensation expense for employee stock options.

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

The Company valued warrants and options using the Black-Scholes valuation model utilizing the following variables:

	September 30,			December 31,
	2013			2012
Volatility	186.46	-	189.28%	92.52	-	114.30
Dividends			$-	$-		-
Risk-free interest rates	0.0 4	-	0.37%	0.06	-	0.17%
Term (years)	0.45	-	4	0.01	-	5.00

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

16.  SUBSEQUENT EVENTS

Issuance of Common Stock

Subsequent to September 30, 2013, the Company issued 107,783 shares of common stock for the cashless exercise of warrants at exercise prices ranging from $0.25 to $0.575 per share, and an additional  584,437 shares of common stock for the conversion of notes payable and accrued interest at a conversion price of $0.25 per share.  The Company has received exercise notices concerning the cashless exercise of warrants at prices ranging from $0.025 to 0.575 per share which will result in the issuance of an additional 105,232 shares of common stock.

Board Appointment

The Company has appointed its President, Justin Weirnasz, to its Board of Directors effective November 14, 2013.  Mr. Weirnasz will continue as President of the Company and its subsidiaries pursuant to the 2013 President Employment Agreement described above.

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

(a) Warrants:

The following table illustrates certain key information regarding our warrants and warrant valuation assumptions at September 30, 2013, and 2012:

	September 30,
	2013	2012
Number of warrants outstanding	6,944,000	6,964,000
Value at September 30,	N/A	$1,532,424
Number of warrants issued during the period	-	-
Value of warrants issued during the period	-	$-
Value of warrants extended during the period	-	$842,100
Revaluation loss during the period	N/A	$(383,467)

Black-Scholes model variables:
Volatility	186.46%	117.77 – 214.36%
Dividends	-	$-
Risk-free interest rates	0.03 – 0.82%	0.41 – 1.11%
Term (years)	0.04 – 6.74	7.63

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

The Company values embedded conversion features utilizing the Black-Scholes valuation model.  Conversion options are valued upon issuance, and re-valued at each financial statement reporting date.  Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our Conversion options and conversion option valuation assumptions at September 30, 2013 and 2012:

	September 30,
	2013	2012
Number of conversion options outstanding	4,847,192	5,539,260
Value at September 30,	N/A	$1,284,577
Number of conversion options issued during the period	-	-
Value of conversion options issued during the period	N/A	$-
Number of conversion options exercised or underlying notes paid during the period	-	34,664
Value of conversion options exercised or underlying notes paid during the period	-	$7,004
Revaluation loss during the period	N/A	$(197,798)

Black-Scholes model variables:
Volatility	186.46%	214.36%
Dividends	-	-
Risk-free interest rates	0.03 – 0.82%	0.14 to 0.41. %
Term (years)	0.45 – 6.74	10

(c)   Stock options:

The Company accounts for options in accordance FASB ASC 718-40.  Options are valued upon issuance, and re-valued at each financial statement reporting date, utilizing the Black-Scholes valuation model.   Option expense is recognized over the requisite service period of the related option award. Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our options and option assumptions at September 30, 2013 and 2012:

	September 30,
	2013		2012
Number of vested options outstanding		2,480,000	1,570,000
Value at September 30,	$	N/A	$308,544
Number of options issued during the period		-	-
Number of options vested during the period		-	-
Value of options vested during the period		$-	-
Number of options recognized during the period pursuant to SFAS 123(R)		-	-
Value of options recognized during the period pursuant to SFAS 123(R)		$-	$-
Revaluation (gain) during the period		$-	$(39,938)

Black-Scholes model variables:
Volatility	186.46%		214.36%
Dividends		$-	$-
Risk-free interest rates		0.42 - 0.82%	0.14 – 0.41%
Term (years)		0.04-6.74	0.75 – 4.59

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

Relationship with U.S. Foods

In February 2010, one of our subsidiaries, Food Innovations, signed a new contract with U.S. Foods (“USF”).  This contract with USF expired on December 31, 2012.  However, the contract provides that it automatically renews for an additional 12-month term unless either party notifies the other in writing 30 days prior to the end date of its intent not to renew. Inasmuch as neither party gave the requisite notice, the agreement was automatically extended through December 31, 2013.  We believe that although a significant portion of our sales occurs through the USF sales force, the success of the program is less contingent on a contract then on the actual performance and quality of our products. Other than our business arrangements with USF, we are not affiliated with either USF or its subsidiary, Next Day Gourmet, L.P.  During the three months ended September 30, 2013 and 2012, sales to USF accounted for 71.5% and 65.4% of total sales, respectively. During the nine months ended September 30, 2013 and 2012, sales to USF accounted for 70.8% and 76.4% of total sales, respectively.

RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the three and nine months ended September 30, 2013 and 2012.

This discussion may contain forward looking-statements that involve risks and uncertainties. Our future results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenue

Revenue increased by $874,673, or approximately 17%, to $6,005,091 for the three months ended September 30, 2013 from $5,130,418 in the prior year.  The increase was attributable to year-over-year organic sales growth.

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

Cost of goods sold

Our cost of goods sold for the three months ended September 30, 2013 was $4,326,573, an increase of $454,129 or approximately 12% compared to cost of goods sold of $3,872,444 for the three months ended September 30, 2012. Cost of goods sold is primarily made up of the following expenses for the three months ended September 30, 2013: cost of goods of specialty, meat, game, cheese poultry and other sales categories in the amount of $3,400,858; and shipping expenses in the amount of $769,037. The cost of goods sold increase is mainly associated with the increase in sales. Total gross margin was approximately 28% of sales in 2013, compared to approximately 25% of sales in 2012.

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

Selling, general and administrative expenses

Selling, general, and administrative expenses increased by $374,487  or approximately 29% to $1,282,722 during the three months ended September 30, 2013 compared to $908,235 for the three months ended September 30, 2012. Selling, general and administrative expenses were primarily made up of the following for the three months ended September 30, 2013: payroll and related expenses, including employee benefits, in the amount of $697,021;  facilities expense in the amount of $140,890; insurance expense in the amount of $79,938; amortization and depreciation in the amount of $68,372;  computer support expenses in the amount of $41,783; consulting and professional fees in the amount of $34,894;   banking and credit card fees expenses in the amount of $33,299; travel and entertainment expenses in the amount of $32,371; bad debt expense in the amount of $12,793 and advertising expense in the amount of $6,618.  The increase in selling, general, and administrative expenses was primarily due to; costs associated with the Company’s move into its new facility and improvements in the Company’s Florida warehouse, and higher selling expenses and expansion expenses associated with Artisan and The Haley Group and Gourmet Foodservice group.  We expect our selling, general, and administrative expenses to remain steady for the remainder of 2013.

Interest expense

Interest expense, net of interest income, increased by $666,272 or approximately 990% to $733,554 during the three months ended September 30, 2013, compared to $67,282  during the three months ended September 30, 2012.  Approximately 5% or $33,283 of the interest expense was accrued or paid interest on the company’s notes payable; approximately 95% or $700,271 of the interest was associated with the amortization of the discounts on the Company’s notes payable.

Loss from change in fair value of warrant liability

On December 27, 2012, the Company entered into the 2012 Notes Payable Extension Agreement, which affected the terms of certain of its convertible notes payable.  Under accounting guidance provided by FASB ASC 815-40-05, this resulted in a change in accounting method for the Company’s warrants from derivative accounting to equity accounting. Accordingly, the Company did not revalue these instruments at September 30, 2013.  The Company revalued these instruments at September 30, 2012 using the Black-Scholes valuation method.  This revaluation resulted in a gain of $652,644 which the Company included in operations during the three months ended September 30, 2012.  There was no such comparable gain or loss during the current period.

Loss from change in fair value of conversion option liability

On December 27, 2012, the Company entered into the 2012 Notes Payable Extension Agreement which affected the terms of certain of its convertible notes payable.  Under accounting guidance provided by FASB ASC 815-40-05, this resulted in a change in accounting method for the Company’s conversion options from derivative accounting to equity accounting. Accordingly, the Company did not revalue these instruments at September 30, 2013.  The Company revalued these instruments at September 30, 2012 using the Black-Scholes valuation method. This revaluation resulted in a gain of $665,802, which the Company included in operations during the three months ended September 30, 2012.  There was no such comparable gain or loss during the current period.

Net Loss

For the reasons above, the Company had a net loss for the three months ended September 30, 2013 of $337,758, an increased loss of $1,938,661 compared to net income of $1,600,903 during the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenue

Revenue increased by $4,362,765, or approximately 34%, to $17,131,361 for the nine months ended September 30, 2013 from $12,768,596 in the prior year. $1,848,436, or approximately 42%, of the increase was attributable to the acquisition of Artisan, while $2,514,329, or approximately 58%, of the increase was attributable to year-over-year organic growth.

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

Cost of goods sold

Our cost of goods sold for the nine months ended September 30, 2013 was $12,391,963, an increase of $2,746,923, or approximately 28%, compared to cost of goods sold of $9,645,040 for the nine months ended September 30, 2012. Cost of goods sold is primarily made up of the following expenses for the nine months ended September 30, 2013: cost of goods of specialty, meat, game, cheese poultry and other sales categories in the amount of $9,511,193; and shipping expenses in the amount of $2,747,154. The cost of goods sold increase is mainly associated with the increase in sales. Total gross margin improved to approximately 28% of sales in 2013, compared to approximately 25% of sales in 2012.

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

Selling, general and administrative expenses

Selling, general, and administrative expenses increased by $1,001,635 or approximately 37% to $3,691,679 during the nine months ended September 30, 2013 compared to $2,690,044 for the nine months ended September 30, 2012. Selling, general and administrative expenses were primarily made up of the following for the nine months ended September 30, 2013: payroll and related expenses, including employee benefits, in the amount of $2,216,726; facilities expense in the amount of $376,414; amortization and depreciation in the amount of $196,057;  insurance expense in the amount of $197,901; consulting and professional fees in the amount of $137,606; bad debt expense in the amount of $100,709; computer support expenses in the amount of $93,912; banking and credit card fees in the amount of $78,880; travel and entertainment expenses in the amount of $75,005; share based compensation in the amount of $35,662;  and advertising expense in the amount of $15,356.  The increase in selling, general, and administrative expenses was primarily due to the acquisition of Artisan which has higher selling general and administrative expenses than Innovative Food Holdings’ historical levels, costs associated with the Company’s move into its new facility and improvements in the Company’s Florida warehouse, and higher selling expenses and expansion expenses associated with Artisan and The  Haley Group and Gourmet Foodservice Group. We expect our selling, general, and administrative expenses to remain steady for the remainder of 2013.

Interest expense

Interest expense, net of interest income, increased by $1,282,078 or approximately 772% to $1,448,111 during the nine months ended September 30, 2013, compared to $166,033 during the nine months ended September 30, 2012. Approximately 8% or $110,177 of the interest expense was accrued or paid interest on the company’s notes payable; approximately 92% or $1,337,934 of the interest was associated with the amortization of the discounts on the Company’s notes payable.

Loss from change in fair value of warrant liability

On December 27, 2012, the Company entered into the 2012 Notes Payable Extension Agreement, which affected the terms of certain of its convertible notes payable.  Under accounting guidance provided by FASB ASC 815-40-05, this resulted in a change in accounting method for the Company’s warrants from derivative accounting to equity accounting. Accordingly, the Company did not revalue these instruments at September 30, 2013.  The Company revalued these instruments at September 30, 2012 using the Black-Scholes valuation method.  This revaluation resulted in a gain of $383,467 which the Company included in operations during the nine months ended September 30, 2012.  There was no such comparable gain or loss during the current period.

Gain and loss from change in fair value of conversion option liability

On December 27, 2012, the Company entered into the 2012 Notes Payable Extension Agreement which affected the terms of certain of its convertible notes payable.  Under accounting guidance provided by FASB ASC 815-40-05, this resulted in a change in accounting method for the Company’s conversion options from derivative accounting to equity accounting. Accordingly, the Company did not revalue these instruments at September 30, 2013.  The Company revalued these instruments at September 30, 2012 using the Black-Scholes valuation method. This revaluation resulted in a gain of $1,284,577, which the Company included in operations during the nine months ended September 30, 2012.  There was no such comparable gain or loss during the current period.

Cost of warrant extension

During the nine months ended September 30, 2012, the Company extended the term of warrants to purchase 5,440,000 shares of common stock from April 3, 2012 to April 3, 2015.  The fair value of this extension of $842,100 was charged to operations during the nine months ended September 30, 2012.  There was no comparable transaction during the nine months ended September 30, 2013.

Net Income (loss)

For the reasons above, the Company had a net loss for the nine months ended September 30, 2013 of $400,392 an increased loss of $407,036  compared to net income of $6,644 during the nine months ended September 30, 2012.

Liquidity and Capital Resources

As of September 30, 2013, the Company had current assets of $2,938,029 consisting of cash and cash equivalents of $1,374,792, trade accounts receivable of $746,230, inventory of $805,691, and other current assets of $11,316.   Also at September 30, 2013, the Company had current liabilities of $2,610,164, consisting of accounts payable and accrued liabilities of $1,413,809 (of which $103,217 is payable to related parties); accrued interest of $790,725 (of which $46,479 is payable to related parties); current portion of notes payable, net of discounts, of $257,630; and current portion of notes payable – related parties, net of discounts of $110,500.

During the nine months ended September 30, 2013, the Company generated cash from operating activities in the amount of $827,314.  This consisted of the Company’s net loss of $(400,392), offset by non-cash charges for the amortization of discount on notes payable of $1,337,934; depreciation and amortization of $196,058; increase in allowance for bad debt of $98,659; and non-cash compensation in the amount of $35,662. The Company’s cash position was also reduced by $440,607 as a result of changes in the components of current assets and current liabilities as well as a result of the payment of bonuses owed for 2012.  The acquisition of Artisan had an effect on the components of the Company’s working capital.  The following amounts were associated with Artisan at September 30, 2013: cash of $225,353; accounts receivable of $296,126; inventory of $585,851; other current assets of $8,333; accounts payable and accrued liabilities of $367,515; and current portion of lease payable of $12,364.

The Company had cash used by investing activities of $438,140 for the nine months ended September 30, 2013, which consisted of $100,000 for the purchase of treasury stock; and $338,140 for the acquisition of land, building, and related furniture and fixtures. The Company had cash used by financing activities of $361,411 for the nine months ended September 30, 2013, which consisted of principal payments on notes payable.

The Company had net working deficit of $327,865 as of September 30, 2013.  We have generated positive cash flow from operations during the years ended December 31, 2012 and 2011. In addition, the Company’s auditors removed the going concern qualification to the audit opinion on the Company’s financial statements for the year ended December 31, 2012.   The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines.  Currently, we do not have any material long-term obligations other than those described in Note 10 to the financial statements included in this report. As we seek to increase our sales of new items and enter new markets, acquire new businesses as well as identify new and other consumer and food service oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1 Section 302 Certification

31.2 Section 302 Certification

32.1 Section 906 Certification

32.2 Section 906 Certification

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema

101.CAL XBRL Taxonomy Extension Calculation Linkbase

101.DEF XBRL Taxonomy Extension Definition Linkbase

101.LAB XBRL Taxonomy Extension Label Linkbase

101.PRE  XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/Sam Klepfish	Chief Executive Officer	November 14, 2013
Sam Klepfish

/s/ John McDonald	Principal Financial Officer	November 14, 2013
John McDonald