Form 10-K
period 2013-12-31
INNOVATIVE FOOD HOLDINGS INC
filed 2014-03-31
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2013

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $2,229,132as of June 28, 2013 , based upon a closing price of $0.38 per share for the registrant’s common stock on such date.

On March 24, 2014, a total of 7,408,350 shares of our common stock were outstanding.

Index

INNOVATIVE FOOD HOLDINGS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

ITEMS IN FORM 10-K

Index

FORWARD LOOKING INFORMATION
MAY PROVE INACCURATE

THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO US THAT ARE BASED ON THE BELIEFS OF MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO US. WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," “SHOULD,” “PLAN,” AND "EXPECT" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO US, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING THOSE DESCRIBED IN THIS ANNUAL REPORT ON FORM 10-K. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, PLANNED OR EXPECTED. WE DO NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

Index

PART I

ITEM 1. Business

Our History

We were initially formed in June 1979 as Alpha Solarco Inc., a Colorado corporation. From June 1979 through February 2003, we were either inactive or involved in discontinued business ventures. We changed our name to Fiber Application Systems Technology, Ltd in February 2003. In January 2004, we changed our state of incorporation by merging into Innovative Food Holdings, Inc. (IVFH), a Florida corporation formed for that purpose. As a result of the merger, we changed our name to that of Innovative Food Holdings, Inc. In January 2004, we also acquired Food Innovations, Inc. (“FII” or “Food Innovations”), a Delaware corporation, for 500,000 (post reverse-split) shares of our common stock.

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

Our Operations

Our business is currently conducted by our subsidiaries, Food Innovations, 4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.) and Gourmet Foodservice Group, Inc. Since its incorporation, Food Innovations, primarily through a relationship with US Foodservices, Inc. (“USF”),  has been in the business of providing premium restaurants with the freshest origin-specific perishables,   specialty food products, and healthcare products shipped directly from our network of vendors within 24 – 72 hours. Our customers include restaurants, hotels, country clubs, national chain accounts, casinos, hospitals and catering houses.  Since its incorporation, For The Gourmet has been in the business of providing consumers with gourmet food products shipped directly from our network of vendors within 24 – 72 hours. Since its incorporation, Gourmet Foodservice is focused on expanding the Company’s program offerings to additional customers.  In our business model, we receive orders from our customers and then work closely with our suppliers and our warehouse facilities  to have the orders fulfilled.  In order to maintain freshness and quality, we carefully select our suppliers based upon, among other factors, their quality, uniqueness, reliability and access to overnight courier services.

Our Products

We distribute over 7,300  perishable and specialty food products, including origin-specific seafood, domestic and imported meats, exotic game and poultry, artisanal cheeses, caviar, wild and cultivated mushrooms, micro-greens, heirloom and baby produce, organic farmed and manufactured food products, estate-bottled olive oils and aged vinegars. We are constantly adding other products that many food distributors cannot effectively warehouse, including organic products and specialty grocery items. We offer our customers access to the best food products available nationwide, quickly, most direct, and cost-effectively. Some of the items we sell include:

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

Index

Customer Service and Logistics

Our “live” chef-driven customer service department is available by telephone Monday through Thursday, from 8 a.m. to 6 p.m. and on Friday from 8 a.m. to 5 p.m., Florida time. The customer service department is made up of a team of  chefs and culinary experts who are full-time employees of the Company, and who are experienced in all aspects of perishable and specialty products. By employing chefs and culinary experts to handle customer service, we are able to provide our customers with extensive information about our products, including:

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

Relationship with U.S. Foods

In February 2010, one of our subsidiaries, Food Innovations, signed a new contract with U.S. Foods (“USF”).  This  contract with USF expired on December 31, 2012.  However, the contract provides that it automatically renews for an additional 12-month term unless either party notifies the other in writing 30 days prior to the end date of its intent not to renew. Inasmuch as neither party gave the requisite notice, the agreement was automatically extended through December 31, 2013 and again through December 31, 2014.  We believe that although a significant portion of our sales occurs through the USF sales force, the success of the program is less contingent on a contract then on the actual performance and quality of our products. Other than our business arrangements with USF, we are not affiliated with either USF or its subsidiary, Next Day Gourmet, L.P. (“Next Day Gourmet”). During the twelve months ended December 31, 2013 and 2012, sales to USF accounted for 72% and 76% of total sales, respectively.

Growth Strategy

While the U.S. economic recovery remains fragile, there appears to be much for the restaurant industry to celebrate. According to the National Restaurant Industry’s 2013 forecast, restaurant sales during 2014 are expected to grow by 3.8% over 2013, exceeding $6.5 billion.  For our continued growth within the foodservice industry, we rely on the availability to our customers of our chefs' culinary skills, a high level of personal customer service, premium quality products, new product introductions and sales available through our relationship with USF.

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

In addition to attempting to grow our current business, we believe that there are lateral opportunities in the food industry. We may consider the possibility of acquiring a gourmet food manufacturer or gourmet distributor at some future point in time. We anticipate that, given our current cash flow levels, any acquisition could potentially  involve the issuance of additional shares of our common stock or third party financing, which may not be available on acceptable terms. No acquisition will be consummated without thorough due diligence. No assurance can be given that we will be able to identify and successfully conclude negotiations with any potential target.

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

Index

Competition

While we face intense competition in the marketing of our products and services, it is our belief that there is no other single company in the United States that offers such a broad range of customer service oriented, quality, chef driven products, for delivery in 24 to 72 hours. Our primary competition is from local purveyors that supply a limited local market and have a limited range of products and from other specialty gourmet distributors. However, many purveyors are well established, have reputations for success in the development and marketing of these types of products and services and have significantly greater financial, marketing, distribution, personnel and other resources. These financial and other capabilities permit such companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors such as us, to enter into new markets and introduce new products and services.

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

Transactions with Major Customers

Transactions with a major customer and related economic dependence information is set forth (1) following our discussion of Liquidity and Capital Resources, (2) Concentrations of Credit Risk in Note 2 to the Condensed Consolidated Financial Statements, (3) in Business – Relationship with U.S. Foods, (4) as the second item under Risk Factors.

How to Contact Us

Our executive offices are located at 28411 Race Track Rd., Bonita Springs, Florida 34135;  our Internet address is www.foodinno.com; and our telephone number is (239) 596-0204.  The contents of our website are not incorporated in or deemed to be a part of this Annual Report on Form 10-K.

Risk Factors

Prior to 2013, We Have a History of Losses Requiring Us To Seek Additional Sources of Capital

As of December 31, 2013, we had an accumulated deficit of $6,663,363.  We cannot assure you that we can sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will incur losses. Our possible success is dependent upon the successful development and marketing of our services and products, as to which we can give no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel, marketing and promotions, reduced margins caused by competitive pressures and other economic and non-economic factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. In addition, we could require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. We can give no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Our inability to obtain sufficient funds from our operations or external sources could require us to curtail or cease operations.

Index

We Have Historically Derived Substantially All of Our Revenue From One Client and if We Were to Lose Such Client and Be Unable to Generate New Sales to Offset Such Loss, We May Be Forced to Cease or Curtail Our Operations.

In 2003, Next Day Gourmet initially contracted with our subsidiary, Food Innovations to handle the distribution of over 3,000 perishable and specialty food products to customers of USF. In February 2010, Food Innovations signed a new contract with USF that was scheduled to expire in December 2012 but was automatically extended for an additional 12 months in each of January 2013  and 2014. Our sales through USF’s sales force generated gross revenues for us of $16,993,108  in the year ended December 31, 2013, and $14,138,685 in the year ended December 31, 2012. Those amounts contributed 72% and 76% respectively, of our total sales in those periods. Our sales efforts are for the most part substantially dependent upon the efforts of the USF sales force. Although we have generated revenues from additional customers other than USF, if our relationship with USF were to be materially changed and we are unable to generate substantial new sales to offset such loss, we may be forced to cease or curtail our operations.

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

We Are and May Be Subject to Regulatory Compliance and Legal Uncertainties.

Changes in government regulation and supervision or proposed Department of Agriculture or other regulatory agency reforms or rule changes could impair our sources of revenue and limit our ability to expand our business. In the event any future laws or regulations are enacted which apply to us, we may have to expend funds and/or alter our operations to insure compliance.

Index

The Issuance of Shares Upon Conversion of Convertible Notes and Exercise of Outstanding Warrants May Cause Immediate and Substantial Dilution to Our Existing Stockholders.

The issuance of shares upon conversion of convertible notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the note/warrant holders may ultimately convert or exercise and sell the full amount of shares issuable on conversion/exercise. Although, for the most part, such note/warrant holders may not convert their convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than  9.99%  of our outstanding common stock unless there was a management change or a change of control,  this restriction does not prevent them from converting and/or exercising some of their holdings, selling off those shares, and then converting the rest of their holdings. In this way, they could sell more than this limit while never holding more than this limit. We anticipate that eventually, over time, the full amount of the convertible notes could be converted into shares of our common stock, in accordance with the terms of the secured convertible notes, which will cause significant dilution to our other shareholders.

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

Index

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

ITEM 2. Properties

On October 17, 2008, we entered into a three-year lease with Grand Cypress Communities, Inc. for new premises consisting of 4,000 square feet at 3845 Beck Blvd., Naples, Florida.  The commencement date of the lease was January 1, 2009.  On November 11, 2011, the Company extended the lease with Grand Cypress Communities, Inc. for 3 years, commencing on January 1, 2012.  The annual rent and fees under the lease was approximately $54,000.  The lease provides for a buyout option at the end of the lease with credit towards the purchase price received for the rental payments made during the term of the lease.  In February 2013, the lease agreement was amended to a two year lease ending December 31, 2013.  The lease was mutually terminated effective August 31, 2013.

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

On October 1, 2011, the Company entered into a month-to-month lease with Grand Cypress Communities, Inc. for warehouse space consisting of 2,000 square feet at 3845 Beck Blvd., Naples, Florida.  The commencement date of this lease was October 1, 2011.  The monthly rent and fees under this lease was $848. This lease was terminated effective July 31, 2013.

On March 8, 2013, we purchased a building and property located at 28411 Race Track Road, Bonita Springs, Florida 34135.  The property consists of approximately 1.1 acres of land and close to 10,000 square feet of combined office and warehouse space.  The purchase price of the property was $770,000 and was financed in part by a five year mortgage in the amount of $546,000.  The company relocated all of its office and warehouse facilities into the newly acquired building in Bonita Springs, Florida on July 15, 2013.

ITEM 3. Legal Proceedings

None.

ITEM 4. Mine Safety Disclosure

Not Applicable.

Index

 PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prices for our common stock are quoted on the OTCQB. Since March 2004, our common stock has traded under the symbol "IVFH". Prior thereto, our common stock traded under the symbol "FBSN".  7,408,350 shares of our common stock were outstanding as of March 24, 2014.  The following table sets forth the high and low closing sales prices of our common stock as reported in the OTCQB for each full quarterly period within the two most recent fiscal years.

Fiscal Year Ending December 31, 2013	HIGH	LOW
First Quarter	$0.450	$0.210
Second Quarter	0.480	0.300
Third Quarter	1.090	0.360
Fourth Quarter	1.750	1.020

Fiscal Year Ending December 31, 2012	HIGH	LOW
First Quarter	$0.390	$0.230
Second Quarter	0.705	0.250
Third Quarter	0.640	0.200
Fourth Quarter	0.448	0.246

The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On March 24, 2014, the closing price of our common stock as reported by the OTC Market was $1.61.  All share prices have been restated to reflect the 1-50 reverse split implemented on June 30, 2012.

Security Holders

On March 24, 2014, there were approximately 25 record holders of our common stock. In addition, we believe there are at least several hundred additional beneficial owners of our common stock whose shares are held in "street name."

Dividends

We have not paid dividends during the three most recently completed fiscal years, and have no current plans to pay dividends on our common stock. We currently intend to retain all earnings, if any, for use in our business.

Recent Sales and Other Issuances of Our Equity Securities

During the twelve months ended December 31, 2013, the Company had the following transactions:

The Company issued 279,310 shares of common stock for settlement of a note.  This issuance of shares was accrued in a prior period, and was carried as common stock subscribed in the Company’s balance sheet at December 31, 2012.

The Company issued 1,173,712 shares of common stock for the conversion of the principal of convertible notes in the aggregate amount or $174,833 and accrued interest in the amount of $118,593, for a total conversion value of $293,426.

The Company purchased 400,000 shares of the Company’s outstanding common stock.  The purchase price was $100,000 and the Company recorded the transaction at cost to Treasury Stock.  In addition, the Company has an additional 214,713 shares of common stock which are held in treasury stock at a cost of $99.

The Company issued 255,633 shares of common stock for the cashless exercise of warrants.

All of the issuances described above were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 for the following reasons:  (1) none of the issuances involved a public offering or public advertising for  the payment of any commissions or fees; (2) the issuances for cash were to “accredited investors”; (3) the issuances upon conversion of notes were for notes held at least 12 months and did not involve the payment of any other consideration; and (4) all issuances to affiliates and to non-affiliates holding the securities for less than  six months carried restrictive legends.

Index

Dilutive Securities and Derivative Liabilities

As of December 31, 2013 and December 31, 2012, the Company had outstanding convertible notes payable in the aggregate principal amount of $898,648 and $2,147,749, respectively, with accrued interest of $720,189 and $759,053, respectively, which, if converted to common stock, will result in our issuance of approximately 6,435,252 and 7,256,844 shares of common stock, respectively, convertible at a fixed price of .25 per share.

The Company has issued warrants for holders to purchase an additional 5,819,129 and 6,964,000 shares of common stock at December 31, 2013 and 2012, respectively.

The Company also has outstanding stock options to purchase an additional 2,580,000 and 2,070,000 shares of common stock at December 31, 2013 and 2012, respectively.

The holders of the notes and warrants have each contractually agreed not to convert their convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 9.99% of our outstanding common stock, unless there was a management change or a change of control.  However, this restriction does not prevent them from converting and/or exercising some of their holdings, selling off those shares, and then converting the rest of their holdings.  These note and warrant holders have also contractually agreed not to sell an amount of our shares into the market on any day that would exceed 10% of the volume for such day.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2013 the Company we did  not  have any equity compensation plans. The following shares are issuable pursuant to individual employment arrangements:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	None	N/A	N/A

Equity compensation plans not approved by security holders:

Stock options	1,240,000	$0.350	N/A
Stock options	132,500	$0.380	N/A
Stock options	275,000	$0.400	N/A
Stock options	132,500	$0.450	N/A
Stock options	132,500	$0.474	N/A
Stock options	132,500	$0.480	N/A
Stock options	225,000	$0.570	N/A
Stock options	310,000	1.600	N/A
Total	2,580,000	$0.544	N/A

ITEM 6. Selected Financial Data

Not Applicable.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto, as well as all other related notes, and financial and operational references, appearing elsewhere in this document.

Index

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

●
 Disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police and military activities overseas and other disruptive worldwide political and economic events and environmental weather conditions.

We are also subject to other risks detailed from time to time in our other filings with Securities and Exchange Commission and elsewhere in this report. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate.  Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Critical Accounting Policy and Estimates

Use of Estimates in the Preparation of Financial Statements

The preparation of these financial statements included in this report requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates include certain assumptions related to doubtful accounts receivable, stock-based services, valuation of financial instruments, and income taxes. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe our estimates have not been materially inaccurate in past years, and our assumptions are not likely to change in the foreseeable future.

Index

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

(a) Warrants:

The following table illustrates certain key information regarding our warrants and warrant valuation assumptions at December 31, 2013 and 2012:

	December 31,
	2013	2012
Number of warrants outstanding	5,819,129	6,964,000
Value at December 31	N/A	$-
Number of warrants issued during the period	-	1,500,000
Value of warrants issued during the year	N/A	$572,765
Revaluation (gain) loss during the period	N/A	$172,785

Black-Scholes model variables:
Volatility	N/A	112.43% - 214.36%
Dividends	N/A	$0
Risk-free interest rates	N/A	0.11% - 1.18%
Term (years)	N/A	0.01-8.00

(b) Embedded conversion features of notes payable:

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

Effective December 27, 2012, the Company entered into the 2012 Notes Payable Extension Agreement with certain convertible note holders regarding twenty-five convertible notes in the aggregate amount of $2,037,249  in principal and $719,187  in accrued interest.  Pursuant to the 2012 Notes Payable Extension Agreement, the maturity date of each note and accrued interest was extended to February 1, 2014 (unless the original maturity date was beyond the extended date, in which case the original maturity date did not change); the expiration date of each warrant associated with each of the notes was extended to August 1, 2015 (unless the original expiration date of each warrant was beyond August 1, 2015, in which case the original expiration date will not change); the minimum conversion price of the note and accrued interest, in the case of any adjustment to such price, was set to be $0.05 per share. The Company also agreed that for as long as the convertible notes are held by the existing note holders, it will not issue any common stock or other securities convertible into or exercisable for shares of common stock at a price of less than $0.05 per share.  Accordingly, the conversion option and warrants were reclassified from liability to equity since the conversion and exercise prices were fixed and all other conditions were met to classify the conversion feature and warrants as equity.

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

Index

The following table illustrates certain key information regarding our Conversion options and conversion option valuation assumptions at December 31, 2013 and 2012:

	December 31,
	2013	2012

Number of conversion options outstanding	3,594,592	5,368,195
Value at December 31	$ N/A	$-
Number of options issued during the year	-	1,200,000
Value of options issued during the year	$-	$263,664
Number of options exercised or underlying notes paid during the year	1,773,603	3,419,284
Value of options exercised or underlying notes paid during the year	N/A	$81,921
Revaluation loss (gain) during the period	N/A	$281,024

Black-Scholes model variables:	N/A
Volatility	N/A	112.43% to 214.36%
Dividends	N/A	0
Risk-free interest rates	N/A	0.11 to 1.18%
Term (years)	N/A	1.1 to 10.00

(c)   Stock options:

The Company accounts for options in accordance with FASB ASC 718-40.  Options are valued upon issuance, and re-valued at each financial statement reporting date, utilizing the Black-Scholes valuation model.   Option expense is recognized over the requisite service period of the related option award. Any change in value is charged to income or expense during the period.  The following table illustrates certain key information regarding our options and option assumptions at December 31, 2013 and 2012:

	December 31,
	2013	2012
Number of options outstanding	2,580,000	2,070,000
Value at December 31	$-	$-
Number of options issued during the year	910,000	1,100,000
Value of options issued during the year	$-	-
Number of options recognized during the year pursuant to SFAS 123(R)	910,000	1,100,000
Value of options recognized during the year pursuant to SFAS 123(R)	$178,183	$186,299
Revaluation (gain) during the period	N/A	$63,309

Black-Scholes model variables:
Volatility	186.46% to 189.28%	112.43% to 214.36%
Dividends	0	0
Risk-free interest rates	0.04% - 0.37%	0.11 to 1.18%
Term (years)	0.45 - 4.00	0.26-5.00

Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $56,740 for doubtful accounts receivable at December 31, 2013, and $5,547 at December 31, 2012. Actual losses on accounts receivable were $6,729 for 2013 and $5,687 for 2012. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

Index

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America. The estimated fair values approximate their carrying value because of the short-term maturity of these instruments or the stated interest rates are indicative of market interest rates. These fair values have historically varied  due to the market price of the Company’s stock at the date of valuation. Generally, these liabilities  increased as the price of the Company’s stock increased (with resultant gain), and decreased as the Company’s stock decreased (yielding a loss). In December 2012, the Company removed  these liabilities from its balance sheet  by  reclassifying them as equity; we expect the amount of future gains and losses recognized to be reduced.

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

In January 2004, we changed our state of incorporation by merging into Innovative Food Holdings, Inc. (“IVFH”), a Florida shell corporation. As a result of the merger we changed our name to that of Innovative Food Holdings, Inc. In February 2004 we also acquired Food Innovations and through FII and our other subsidiaries we are in the business of national food distribution and sales primarily using third-party shippers.

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

Transactions With a Major Customer

Transactions with a major customer and related economic dependence information is set forth (1) following our discussion of Liquidity and Capital Resources, (2) under the heading Transactions with Major Customers in Note 14 to the Consolidated Financial Statements, and (3) in Business – Relationship with U.S. Foods, and (4) as the second item  under Risk Factors.

RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2013 and 2012.

This discussion may contain forward looking-statements that involve risks and uncertainties. Our future results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue

Revenue increased by $4,892,253 or approximately 26.3% to $23,502,740 for the year ended December 31, 2013 from $18,610,487 in the prior year.  The increase was primarily attributable to year-over-year organic sales growth, but included a full 12 months of Artisan’s revenues in 2013 compared to only 7 months in 2012.

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

Index

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

Cost of goods sold

Our cost of goods sold for the twelve months ended December 31, 2013 was $16,853,557, an increase of $3,060,007 or approximately 22.2% compared to cost of goods sold of $13,793,550 for the twelve months ended December 31, 2012. Cost of goods sold is primarily made up of the following expenses for the twelve  months ended December 31, 2013: cost of goods of specialty, meat, game, cheese poultry and other sales categories in the amount of $12,783,591; and shipping, handling, and purchase allowance expenses in the amount of $4,069,966.   The cost of goods sold increase is mainly associated with the increase in sales. Total gross margin was approximately 28% of sales in 2013, compared to approximately 25% of sales in 2012.

In 2013, we continued to price our products in order to gain market share and increase the number of our end users. We were successful in both increasing sales and increasing market share.  We currently expect, if market conditions and our product revenue mix remain constant, that our cost of goods sold will either remain stable or possibly improve slightly.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $1,453,137 or approximately 34.4%  to $5,683,364  during the twelve months ended December 31, 2013 compared to $4,230,227 for the twelve months ended December 31, 2012. Selling, general and administrative expenses were primarily made up of the following for the twelve months ended December 31, 2013: payroll and related expenses, including employee benefits, in the amount of $3,384,062 , including non-cash compensation of $221,120 and commissions of $111,349;  facilities and vehicles expense in the amount of $574,914; insurance expense in the amount of $271,129; amortization and depreciation in the amount of $262,881;  computer support expenses in the amount of $126,038; consulting and professional fees in the amount of $253,006; banking and credit card fees expenses in the amount of $150,096; travel and entertainment expenses in the amount of $110,148; bad debt expense in the amount of $56,740; taxes of $53,765; and advertising and marketing expense in the amount of $25,742.  The increase in selling, general, and administrative expenses was primarily due to: costs associated with the Company’s move into its new facility and improvements in the Company’s Florida warehouse, the bank loan, restructuring of the Company’s  notes, and additional expenses associated with the Artisan acquisition and higher selling expenses and expansion expenses associated with Artisan and The Haley Group and Gourmet Foodservice group.  We expect our selling, general, and administrative expenses to remain steady for 2014.

Interest expense, net

Interest expense, net of interest income, increased by $1,394,768 or approximately 131.9% to $2,452,076 during the twelve months ended December 31, 2013, compared to $1,057,308  during the twelve months ended December 31, 2012.  Approximately 5.3% or $130,064 of the interest expense was accrued or paid interest on the company’s notes payable; approximately 94.7% or $2,322,909 of the interest was associated with the amortization of the discounts on the Company’s notes payable.

Gain on extinguishment of debt

Gain on extinguishment of debt was $3,797,001 during the year ended December 31, 2012 which was related to the restructure of certain of the Company’s convertible note agreements in 2012.  There was no such gain during the year ended December 31, 2013.

Cost of Warrant Extension

During the twelve months ended December 31, 2012, the Company extended the term of certain of its warrants outstanding.  The Company valued the cost of the extended term using the Black-Scholes valuation model, and charged the fair value of $842,100 to operations during the year ended December 31, 2012.  There was no comparable charge during the year ended December 31, 2013.

Index

Loss from change in fair value of warrant liability

On December 27, 2012, the Company entered into the 2012 Notes Payable Extension Agreement, which affected the terms of certain of its convertible notes payable.  Under accounting guidance provided by FASB ASC 815-40-05, this resulted in a change in accounting method for the Company’s warrants from derivative accounting to equity accounting. Accordingly, the Company did not revalue these instruments at December 31, 2013.  The Company revalued these instruments during the year ended December 31, 2012 using the Black-Scholes valuation method.  This revaluation resulted in a loss of $172,785 which the Company included in operations during the year ended December 31, 2012.  There was no such comparable gain or loss during the current period.

Loss from change in fair value of conversion option liability

On December 27, 2012, the Company entered into the 2012 Notes Payable Extension Agreement which affected the terms of certain of its convertible notes payable.  Under accounting guidance provided by FASB ASC 815-40-05, this resulted in a change in accounting method for the Company’s conversion options from derivative accounting to equity accounting. Accordingly, the Company did not revalue these instruments at December 31, 2013.  The Company revalued these instruments during the year ended December 31, 2012 using the Black-Scholes valuation method. This revaluation resulted in a loss of $281,024, which the Company included in operations during the twelve months ended December 31, 2012.  There was no such comparable gain or loss during the current period.

Net (loss) Income

For the reasons above, the Company had a net loss for the year ended December 31, 2013 of $1,486,257, a decrease of $3,516,751 or approximately 173.2%  compared to a net income of $2,030,494 during the twelve months ended December 31, 2012. For the twelve months ended December 31, 2013, approximately 165% or $2,452,076 of the loss was related to non-operational expenses as described above.

Liquidity and Capital Resources at December 31, 2013

As of December 31, 2013,  the Company had current assets of $3,696,105 consisting of cash and cash equivalents of $2,073,605, trade accounts receivable of $771,205, inventory of $839,979, and other current assets of $11,316.  Also at December 31, 2013, the Company had current liabilities of $3,870,082, consisting of accounts payable and accrued liabilities of $1,808,259 (of which $523,110 was payable to related parties); accrued interest of $720,189 (of which $48,708 was payable to related parties); current portion of notes payable, net of discounts, of $1,150,523; current portion of notes payable – related parties of $110,500; and contingent purchase price liability of $80,881.

During the twelve months ended December 31, 2013,  the Company generated cash from operating activities in the amount of $1,354,881.  This consisted of the Company’s net loss of $(1,486,257), offset by non-cash charges for the amortization of discount on notes payable of $2,322,909; depreciation and amortization of $262,882; increase in allowance for bad debt of $38,264; and non-cash compensation in the amount of $309,013. The Company’s cash position was also reduced by $91,930 as a result of changes in the components of current assets and current liabilities as well as a result of the payment of bonuses owed for 2012.  The acquisition of Artisan had an effect on the components of the Company’s working capital.  The following amounts were associated with Artisan at December 31, 2013:  cash of $227,071;  accounts receivable of $276,738;  inventory of $750,094;  other current assets of $8,333; accounts payable and accrued liabilities of $320,751; and current portion of lease payable of $12,649.

The Company had cash used by investing activities of $441,438 for the twelve months ended December 31, 2013,  which consisted of $100,000 for the purchase of treasury stock, and $341,438 for the acquisition of land, building, and related furniture and fixtures. The Company had cash used by financing activities of $186,867 for the twelve months ended December 31, 2013, which consisted of principal payments on notes payable of $511,543 partially offset by proceeds from a bank loan of $32,676.  The Company also paid a note in the principal amount of $675,324 with funds obtained from a bank term loan.

The Company had net working capital deficit of $173,977 as of December 31, 2013.  We have generated positive cash flow from operations during the years ended December 31, 2013 and 2012. In addition, the Company’s auditors previously removed the going concern qualification to the audit opinion on the Company’s financial statements for the year ended December 31, 2012.  The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines.  Currently, we do not have any material long-term obligations other than those described in Note 9 to the financial statements included in this report. As we seek to increase our sales of new items and enter new markets, acquire new businesses as well as identify new and other consumer and food service oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

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

Index

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

2014 Plans

During 2014, in addition to our efforts to increase sales in our existing foodservice operations we plan to attempt to expand our business by expanding our focus to additional foodservice markets, exploring potential acquisition opportunities and continuing to extend our focus from a mainly wholesale foodservice business directed towards chefs to expanding sales in the direct to consumer specialty food market through a variety of direct to consumer sales channel relationships which are currently being explored. In addition we are currently exploring the introduction of a variety of new product categories and new product lines, to leverage our existing foodservice customer base.

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

Transactions With Major Customers

The Company’s largest customer, USF and its affiliates, accounted for approximately 72% and  76.0% of total sales in the years ended December 31, 2013 and 2012, respectively.  A contract with USF was set to expire December 31, 2012 but was automatically extended for an additional 12 months on January 1, 2013 and 2014.  No other customer accounted for more than 1% of our net revenue.

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

Index

ITEM 8. Financial Statements

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Innovative Food Holdings, Inc.
Naples, Florida

We have audited the accompanying consolidated balance sheet of Innovative Food Holdings, Inc., and subsidiaries (“the Company”) as of December 31, 2013 and 2012, the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the yeasr then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ LIGGETT, VOGT & WEBB, P.A.

New York, NY
March 31, 2014

Index

Innovative Food Holdings, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$2,073,605	$1,347,029
Accounts receivable net	771,205	959,805
Inventory	839,979	517,631
Other current assets	11,316	13,753
Total current assets	3,696,105	2,838,218

Property and equipment, net	954,068	145,632
Intangible assets, net	887,442	1,071,322
Total assets	$5,537,615	$4,055,172

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,285,149	$1,376,772
Accrued liabilities - related parties	523,110	342,880
Accrued interest, current portion	671,481	-
Accrued interest - related parties	48,708	39,866
Notes payable, current portion, net of discount	1,150,253	11,543
Notes payable - related parties, current portion	110,500	110,500
Contingent purchase price liability	80,881	48,070
Total current liabilities	3,870,082	1,929,631

Accrued interest - net, long term portion	-	719,187
Note payable - long term portion	727,328	185,068
Total liabilities	4,597,410	2,833,886

Stockholder's equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 7,732,456 and 6,023,801 shares issued and 7,117,743 and 5,809,088 shares outstanding at December 31, 2013 and December 31, 2012, respectively	774	602
Additional paid-in capital	7,702,893	6,329,553
Common stock subscribed	-	68,336
Treasury stock, 400,304 and 304 shares outstanding	(100,099)	(99)
Accumulated deficit	(6,663,363)	(5,177,106)
Total stockholder's equity	940,205	1,221,286

Total liabilities and stockholders' equity	$5,537,615	$4,055,172

See notes to consolidated financial statements.

Index

Innovative Food Holdings, Inc.
Consolidated Statements of Operations

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2013	2012

Revenue	$23,502,740	$18,610,487
Cost of goods sold	16,853,557	13,793,550
Gross margin	6,649,183	4,816,937

Selling, general and administrative expenses	5,683,364	4,230,227
Total operating expenses	5,683,364	4,230,227

Operating income	965,819	586,710

Other (income) expense:
Interest expense	2,452,076	1,057,308
(Gain) from the extinguishment of debt		(3,797,001)
Cost of warrant extension	-	842,100
(Gain) loss from change in fair value of warrant liability	-	172,785
(Gain) loss from change in fair value of conversion option liability	-	281,024
Total other (income) expense	2,452,076	(1,443,784)

Income (Loss) before income taxes	(1,486,257)	2,030,494

Income tax expense	-	-

Net income (loss)	$(1,486,257)	$2,030,494

Net income (loss) per share - basic	$(0.23)	$0.36

Net income (loss) per share - diluted	$(0.23)	$0.25

Weighted average shares outstanding - basic	6,500,506	5,698,434

Weighted average shares outstanding - diluted	6,500,506	12,530,222

See notes to consolidated financial statements.

Index

Innovative Food Holdings, Inc.
Consolidated Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2013	2012

Cash flows from operating activities:
Net (loss) income	$(1,486,257)	$2,030,494
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Increase in allowance for bad debts	38,264	-
Depreciation and amortization	262,882	126,855
Non-cash compensation	309,013	348,120
Amortization of discount on notes payable	2,322,909	838,339
Amortization of discount on accrued interest	-	87,520
Interest capitalized on note payable		13,551
Value of shares issued in settlement	-	7,302
Gain on the extinguishment of debt and accrued interest		(3,797,001)
Value of extension of term of warrants	-	842,100
Change in fair value of warrant liability	-	172,785
Change in fair value of option liability	-	63,609
Change in fair value of conversion option liability	-	281,024
Changes in assets and liabilities:
Accounts receivable, net	150,336	(3,864)
Inventory and other current assets, net	(319,911)	(188,967)
Accounts payable and accrued expenses - related party	58,242	134,670
Accounts payable and accrued expenses	19,403	(149,663)
Net cash provided by operating activities	1,354,881	806,874

Cash flows from investing activities:
Payment to acquire Artisan Specialty Foods, net	0	(1,176,605)
Purchase of treasury stock	(100,000)	0
Acquisition of property and equipment	(341,438)	(40,748)
Net cash used in investing activities	(441,438)	(1,217,353)

Cash flows from financing activities:
Proceeds from issuance of notes payable	0	1,080,000
Proceeds from bank loan	324,676
Principal payments on debt	(511,543)	(164,956)
Principal payments on notes payable - related parties	-	(20,000)
Net cash (used in) provided by financing activities	(186,867)	895,044

Increase in cash and cash equivalents	726,576	484,565

Cash and cash equivalents at beginning of period	1,347,029	862,464

Cash and cash equivalents at end of period	$2,073,605	$1,347,029

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$48,278	$35,327

Taxes	$-	$-

Issuance of 279,310 shares of common stock (post reverse-split) previously subscribed	$75,665	$-
Mortgage for purchase of land and building	$546,000	$-
Commitment to issue shares charged to common stock subscribed	$-	$7,302
Common stock and options issued in connection with Haley acquisition	$-	$62,145
Issuance of shares previously subscribed	$7,302	$-
Conversion of notes payable and accrued interest to common stock	$293,426	$-
Issuance of common stock for cashless conversion of warrants	$26	$-
Payoff of note payable from proceeds of bank term loan	$675,324	$-

See notes to consolidated financial statements.

Index

Innovative Food Holdings, Inc.
Consolidated Statements of Stockholders' Equity

	Common Stock			Common stock	Treasury stock		Accum
	Amount	Value	APIC	Subscribed	Amount	Value	Deficit	Total
Balance as of December 31, 2011	5,873,844	$587	$3,774,287	$61,034	304	$(99)	$(7,207,600)	$(3,371,791)

Shares issued for settlement of claim	-	-	-	7,302	-	-	-	7,302

Shares related to Haley acquisition	150,000	15	37,485	-	-	-	-	37,500

Stock options related to Haley acquisition	-	-	24,645	-	-	-	-	24,645

Stock options issued to directors for services	-	-	161,821	-	-	-	-	161,821

Discount on notes payable	-	-	1,750,226	-	-	-	-	1,750,226

Rounding due to reverse stock split	(43)	-	-	-	-	-	-	-

Discount to notes payable due to beneficial conversion feature of accrued interest	-	-	87,376	-	-	-	-	87,376

Reclassification of notes payable conversion option liability to equity	-	-	81,921	-	-	-	-	81,921

Reclassification of value of stock options from liability to equity	-	-	411,792	-	-	-	-	411,792

Income for the year ended December 31, 2012	-	-	-	-	-	-	2,030,494	2,030,494

Balance as of December 31, 2012	6,023,801	602	6,329,553	68,336	304	(99)	(5,177,106)	1,221,286

Common stock issued for conversion of notes payable and accrued interest	1,173,712	118	293,308	-	-	-	-	293,426

Common stock issued, previously subscribed	279,310	28	75,637	(68,336)	-	-	-	7,329

Cashless exercise of warrants	255,633	26	(26)	-	-	-	-	-

Common stock repurchased	-	-	-	-	400,000	(100,000)	-	(100,000)

Fair value of stock options and vested options issued to management	-	-	178,183	-	-	-	-	178,183

Discount on notes payable	-	-	826,238	-	-	-	-	826,238

Loss for the year ended December 31, 2013	-	-	-	-	-	-	(1,486,257)	(1,486,257)

Balance as of December 31, 2013	7,732,456	$774	$7,702,893	$-	400,304	$(100,099)	$(6,663,363)	$940,205

See notes to consolidated financial statements.

Index

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

FII is in the business of providing premium foodservice establishments, including white tablecloth restaurants with the freshest origin-specific perishables and specialty food products direct from its warehouses and from a network of vendors, to the end users (restaurants, hotels, country clubs, national chain accounts, casinos, and catering houses) across the United States within 24 - 72 hours. For The Gourmet Inc., through its website www.forthegourmet.com, and through additional sales channels, provides the highest quality gourmet food products to the direct to consumer market. Gourmet Food Service Group, Inc. is focused on expanding the Company’s program offerings to additional customers.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Innovative Food Holdings, Inc., and its wholly owned operating subsidiaries, Artisan Specialty Foods, Inc. (“Artisan”), Food Innovations, Inc. (“FII”), Food New Media Group, Inc. (“FNM”), Gourmet Foodservice Group, Inc. (“GFG”),  Gourmet Foodservice Warehouse, Inc. (“GFGW”), The Haley Group, Inc.,  (“Haley”) , and 4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.) (“Gourmet” and collectively, the “Company, or “IVFH”). All material intercompany transactions have been eliminated upon consolidation of these entities.

Revenue Recognition

The Company recognizes revenue upon product delivery. All of our products are shipped either overnight or through longer  shipping terms to the customer and the customer takes title to product and assumes risk and ownership of the product when it is delivered. Shipping charges to customers and sales taxes collectible from customers, if any, are included in revenues.

Index

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

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  Accounts receivable are presented net of an allowance for doubtful accounts of $56,740  and $5,547 at December 31, 2013, and 2012, respectively.

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

Index

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

As of December 31, 2013, the Company’s management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

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

Basic and Diluted Loss Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully-diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options and warrants to purchase common stock, and convertible debt. Basic and diluted net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period.

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation.

Anti-dilutive shares at December 31, 2013:

A net loss causes all outstanding stock options and warrants to be antidilutive. As a result, the basic and dilutive losses per common share are the same for the year ended December 31, 2013,  The Company excluded the following dilutive securities form the calculation of dilutive earnings per share because the effect would be anti-dilutive:  options to purchase 1,920,000 and warrants to purchase 5,819,130, shares of common stock.

Anti-dilutive shares at December 31, 2012:

For the year ended December 31, 2012, the Company excluded certain dilutive securities form the calculation of dilutive earnings per share because the effect would be anti-dilutive, including warrants to purchase 1,870,000 shares at exercise prices of $0.55 to $0.60 per share; 2,070,000 shares  issuable upon the exercise of options at $0.35 to $0.40, and 1,531,256 shares issuable upon the conversion of notes and accrued interest at $1.00 per share.

Index

Diluted earnings per share was computed as follows for the year ended December 31, 2012:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per share	$2,030,494	5,698,434	$0.36
Effect of Dilutive Securities
Conversion of notes and interest into common stock:
Additional shares		4,293,924
Decrease in interest expense due to conversion	130,007
Remove loss on revaluation of conversion option liability	281,026
Exercise of in-the-money warrants:
Additional shares		2,194,000
Remove loss on revaluation of warrant liability	663,238
Shares accrued, not yet issued		343,864

Diluted earnings per share	$3,104,765	12,530,222	$0.25

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At December 31, 2013 and 2012, trade receivables from the Company’s largest customer amount to 53% and 60%, respectively, of total trade receivables.

Reclassification

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Stock-based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period.

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

Options expense and gain or loss on revaluation during the twelve months ended December 31, 2013 and 2012 are summarized in the table below:

	December 31,
	2013	2012

Option expense	$178,183	$348,120

(Gain) loss on revaluation of options	$-	$63,311

Significant Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Index

2. ACQUISITIONS

Artisan Specialty Foods, Inc.

On May 18, 2012, the Company executed a Stock Purchase Agreement to acquire all of the issued and outstanding shares of Artisan Specialty Foods, Inc., an Illinois corporation (“Artisan”), from its owner, Mr. David Vohaska.  The purchase price was $1.2 million, with up to another $300,000 (with a fair value of $131,000) payable in the event certain financial milestones are met by April 30, 2014.    During the years ended December 31, 2013 and 2012, the Company made payments in the aggregate amount of $160,933 and $82,930, respectively, to Mr. Vohaska for the attainment of certain of these financial milestones.

The total purchase price was allocated to Artisan’s net tangible assets, with the residual allocated to intangible assets:

Closing cash payment	$1,200,000
Contingent purchase price	131,000
Total purchase price	$1,331,000

Tangible assets acquired	$918,515
Liabilities assumed *	(614,515)
Net tangible assets	304,000
Trade name	217,000
Non-compete agreement	244,000
Customer relationships	415,000
Goodwill	151,000
Total purchase price	$1,331,000

* excluding the Line of Credit paid off with closing cash payment

Pro forma results

The following tables set forth the unaudited pro forma results of the Company as if the acquisition of Artisan  had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

December 31, 2012
Total revenues	$20,284,899
Net income	2,219,314
Basic net income (loss) per common share	$0.389
Diluted net income (loss) per common share	$0.208
Weighted average shares – basic	5,698,434
Weighted average shares – diluted	10,650,222

The Haley Group

The Haley Group is a food manufacture representative that manages food manufacturing foodservice relationships at a food distributor’s corporate level. The Haley Group also provides their suppliers with guidance and assistance as needed at the distributor’s regional and divisional level. The Haley Group provides these services in exchange for a combination of monthly retainers and percentages of future sales of client products.  On November 2, 2012, the Company, through its wholly-owned subsidiary The Haley Group, Inc., entered into an asset purchase agreement (the “Haley Acquisition Agreement”) with The Haley Group, LLC whereby the Company acquired all existing contracts between The Haley Group, LLC and its customers for the following consideration:  300,000 shares of the Company’s common stock; 150,000 shares of which vest immediately and 150,000 shares of which vest in one year under certain conditions;  options to purchase 100,000 shares of the Company’s common stock at a price of $0.44 per share; and $20,000 cash contingent upon the attainment of future revenue milestones. During the year ended December 31, 2013,  pursuant  to certain  terms of the Haley Acquisition Agreement, Mr. Haley would have been subject to a reduction in salary.  The Company agreed not to reduce Mr. Haley’s salary; in return, Mr. Haley forfeited the options to purchase 100,000 shares of the Company’s common stock.

The Haley Group acquisition was valued at a total cost of $119,645.   This intangible fair value of the purchase amount was allocated to Haley Group’s customer relationships and capitalized accordingly on the Company’s balance sheet at December 31, 2013 and is being amortized over 3 years. During the year ended December 31, 2013 and 2012, the Company charged to operations the amount of $39,882 and $3,323, respectively, related to the amortization of these intangible assets.

Index

3. ACCOUNTS RECEIVABLE

At December 31, 2013 and 2012, accounts receivable consists of:

	2013	2012
Accounts receivable from customers	$827,945	$965,352
Allowance for doubtful accounts	(56,740)	(5,547)
Accounts receivable, net	$771,205	$959,805

4. INVENTORY

Inventory consists primarily of specialty products which are warehoused in Bonita Springs, Florida and Lyons, Illinois. At December 31, 2013 and  2012, finished goods inventory is as follows:

	2013	2012
Finished goods inventory	$839,979	$517,631

5. PROPERTY AND EQUIPMENT

Acquisition of Building

During the year ended December 31, 2013, the Company purchased a building and property located at 28411 Race Track Road, Bonita Springs, Florida 34135 and with respect thereto entered into each of a Loan Agreement, Mortgage, Security Agreement and Note with Fifth Third Bank, each with an effective date of February 26, 2013.  The property consists of approximately 1.1 acres of land and close to 10,000 square feet of combined office and warehouse space and was purchased as part of a bank short sale.  The Company moved its operations to these premises on July 15, 2013. The purchase price of the property was $792,758 and was financed in part by a five year mortgage in the amount of $546,000 carrying an annual interest rate of 3% above LIBOR Rate, as such term is defined in the Note.

A summary of property and equipment at December 31, 2013 and 2012 is as follows:

	December 31, 2013	December 31, 2012
Land	$177,383	$-
Building	619,955	-
Computer and Office Equipment	462,508	382,300
Warehouse Equipment	7,733	7,733
Furniture and Fixtures	162,128	152,236
Vehicles	33,239	33,239
Total before accumulated depreciation	1,462,946	575,508
Less: accumulated depreciation	(508,878)	(429,876)
Total	$954,068	$145,632

Depreciation and amortization expense for property and equipment amounted to $79,002 and $51,532 for the year ended December 31, 2013 and 2012, respectively.

Index

6.  INTANGIBLE ASSETS

The Company acquired certain  intangible assets pursuant to the acquisition of Artisan Specialty Foods and  the acquisition of certain assets of The Haley Group (see note 2). The following is the net book value of these assets:

	December 31, 2013
		Accumulated
	Gross	Amortization	Net
Trade Name	$217,000	$-	$217,000
Non-Compete Agreement	244,000	(91,500)	152,500
Customer Relationships	534,645	(167,703)	366,942
Goodwill	151,000	-	151,000
Total	$1,146,645	$(259,203)	$887,442

	December 31, 2012
		Accumulated
	Gross	Amortization	Net

Trade Name	$217,000	$-	$217,000
Non-Compete Agreement	244,000	(30,500)	213,500
Customer Relationships	534,645	(44,823)	489,822
Goodwill	151,000	-	151,000
	$1,146,645	$(75,323)	$1,071,322

Total amortization expense charged to operations for the year ended December 31, 2013 and 2012 was $183,880 and $73,323, respectively.

Amortization of finite life  intangible assets as of December 31, 2013 is as follows:

2014	$183,884
2015	167,264
2016	126,794
2017	41,500
2018 and thereafter	-
Total	$519,442

The trade name is not considered a finite-lived asset, and is not being amortized.  The non-compete agreement is being amortized over a period of 48 months.  The customer relationships acquired in the Artisan and Haley transactions are being amortized over a period of 60 and 36 months, respectively.

As detailed in ASC 350, the Company tests for goodwill impairment in the fourth quarter of each year and whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.  As detailed in ASC 350-20-35-3A, in performing its testing for goodwill impairment, management has completed a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. To complete this review, management followed the steps in ASC 350-20-35-3C to evaluate the fair value of goodwill and considered all known events and circumstances that might trigger an impairment of goodwill. The analysis completed in 2013 and 2012, determined that there was no impairment to goodwill assets.

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2013 and 2012 are as follows:

	2013	2012
Trade payables	$1,252,746	$1,325,490
Accrued payroll and commissions	32,403	51,282
Total	$1,285,149	$1,376,772

At December 31, 2013 and 2012, accrued liabilities to related parties consisted of accrued payroll and payroll related benefits.

Index

8.  ACCRUED INTEREST

Accrued interest on the Company’s convertible notes payable is convertible at the option of the note holders into the Company’s common stock at a price of $0.25 share.  There is a beneficial conversion feature embedded in the convertible accrued interest, which can be exercised at any time by the note holders. Through December 27, 2012, the Company had immediately charged the value of this beneficial conversion feature of convertible accrued interest to operations.  At December 27, 2012, the Company entered into the 2012 Note Extension Agreements, the terms of which brought about a change in the Company’s accounting for its convertible equity instruments from the liability method to the equity method.

During the twelve months ended December 31, 2013 and 2012, the amounts of $0 and $87,736, respectively, were credited to additional paid-in capital as a discount on convertible interest.  The aggregate amount of discounts on convertible interest charged to operations during the twelve months ended December 31, 2013 and 2012 was $0 and $87,520, respectively.

At December 31, 2013, convertible accrued interest was $720,189 (including $48,708 to a related party), which is convertible into 2,880,756 shares of common stock.  During the twelve months ended December 31, 2013, the Company paid cash for interest in the aggregate amount of $48,278 and $35,327, and converted an additional $118,594 of accrued interest into an aggregate of 332,282 shares of common stock.

At December 31, 2012, convertible accrued interest was $759,053 (including $39,866 to a related party) which was convertible into 2,916,614 shares of common stock.  During the twelve months ended December 31, 2012, the Company did not pay cash or convert any shares of common stock in settlement of accrued interest charges.

9. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

	December 31, 2013	December 31, 2012
Secured Convertible note payable to Alpha Capital Anstalt (f/k/a/ Alpha Capital Aktiengesselschaft) (“Alpha Capital”), originally dated February 25, 2005 and due May 15, 2014. The note contains a cross default provision, and is secured by a majority of the Company’s assets. This note bears interest at the rate of 5% per annum.  The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement (as defined below).  During the twelve months ended December 31, 2013, principal and accrued interest in the amounts of $124,000 and $89,641, respectively,  were converted into 496,000 and 358,565 shares of common stock, respectively.
	$139,500	$263,500

Convertible note payable to Alpha Capital due May 15, 2014. This note bears interest at the rate of 5% per annum. This note is unsecured. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	21,478	21,478

Convertible note payable to Osher Capital Partners LLC due May 15, 2014. This note bears interest at the rate of 5% per annum. This note is unsecured. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	9,638	9,638

Convertible note payable to Assameka Capital Inc. due May 15, 2014. This note bears interest at the rate of 5% per annum. This note is unsecured. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	6,884	6,884

Convertible note payable to Alpha Capital due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	22,609	22,609

Index

	December 31, 2013	December 31, 2012
Convertible note payable to Osher Capital Partners LLC due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	$10,145	$10,145

Convertible note payable to Assameka Capital Inc. due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement .	7,246	7,246

Convertible note payable to Huo Hua due May 15, 2014. This note bears interest at the rate of 5% per annum. This note is unsecured. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share and the 2013 Notes Payable Extension Agreement.	20,000	20,000

Convertible secured note payable to Alpha Capital due May 15, 2014. This note bears interest at the rate of 5% per annum, This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	100,000	100,000

Convertible secured note payable to Alpha Capital due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	15,287	15,287

Convertible secured note payable to Osher Capital Partners LLC due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	6,860	6,860

Convertible secured note payable to Assameka Capital, Inc. due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	4,900	4,900

Convertible secured note payable to Asher Brand due May 15, 2014.   This note bears interest at the rate of 5% per annum.  This note contains a cross-default provision, and is secured by a majority of the Company’s assets.  The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share.   This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.  During the twelve months ended December 31, 2013, principal and accrued interest  in the amounts of $5,000 and $7,471, respectively, were converted into 20,000 and 29,884 shares of common stock, respectively.
	-	5,000

Index

	December 31, 2013	December 31, 2012
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
During the twelve months ended December 31, 2013, principal and accrued interest in the amounts of $6,000 and $4,383, respectively, were converted into 24,000 and 17,533 shares of common stock, respectively.
	$-	$6,000

Convertible secured note payable Alpha Capital due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	120,000	120,000

Convertible secured note payable Alpha Capital due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	16,957	16,957

Convertible secured note payable to Osher Capital Partners LLC due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	7,609	7,609

Convertible secured note payable to Assameka Capital, Inc. due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	5,435	5,435

Twenty-nine convertible notes payable in the amount of $4,500 each to Sam Klepfish, the Company’s CEO and a related party, dated the first of the month beginning on November 1, 2006, issued pursuant to the Company’s then employment agreement with Mr. Klepfish, which provided that the amount of $4,500 in salary is accrued each month to a note payable. These notes are unsecured. These notes bear interest at the rate of 8% per annum and have no due date. These notes and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share.	110,500	110,500

Convertible secured note payable to Alpha Capital due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	10,000	10,000

Convertible secured note payable to Alpha Capital due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	230,000	230,000

Index

	December 31, 2013	December 31, 2012
Convertible secured note payable to Alpha Capital, due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	$21,478	$21,478

Convertible secured note payable to Osher Capital Partners LLC due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	9,638	9,638

Convertible secured note payable to Assameka Capital, Inc. due May 15, 2014.  This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets.  The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share.   This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.  During the twelve months ended December 31, 2013, principal and interest in the amounts of $4,400 and $3,600, respectively, were converted into 17,600 and 14,400 shares of common stock, respectively.
	2,484	6,884

Convertible secured note payable to Momona Capital due May 15, 2014. This note contains a cross default provision.  This note contains a cross-default provision, and is secured by a majority of the Company’s assets.  This note bears interest at the rate of 5% per annum.  The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share.   This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.  During the twelve months ended December 31, 2013,  principal and accrued interest in the amounts of $25,310 and $9,652, respectively, were converted into 101,240 and 38,608 shares of common stock, respectively.
	-	25,310

Convertible secured note payable to Lane Ventures due May 15, 2014.  This note bears interest at the rate of 5% per annum.  This note contains a cross-default provision, and is secured by a majority of the Company’s assets.  The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share.   This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement. During the twelve months ended December 31, 2013, principal and accrued interest in the amounts of $10,124 and $3,847,  respectively, were converted into 40,496 and 15,388 shares of common stock, respectively.
	-	10,124

Secured convertible promissory note payable for the acquisition of Artisan Specialty Foods, Inc. to Alpha Capital, dated May 11, 2012 in the face amount of $1,200,000 at a purchase price of $1,080,000.  The note carries simple interest at an annual rate of 4.5% and is due in full by April 2015.  The note is convertible into the registrant's common stock at a fixed conversion price of $1.00 per share.  Principal and interest in the aggregate amount of $39,163 are payable on a monthly basis beginning in September 2012. The note allows for prepayments at any time. The note also includes cross-default provisions; is secured by all of the registrant's and its subsidiaries' assets; and is guaranteed by each of the Company’s subsidiaries. Interest expense in the amount of $31,472 and $30,921 and was accrued on this note during the years ended December 31, 2013 and 2012, respectively.  During the twelve months ended December 31, 2013, the Company paid this note in full and also paid interest in the amount of $31,472.
	-	1,074,267

Secured vehicle lease payable at an effective interest rate of 9.96% for purchase of truck, payable in monthly installments (including principal and interest) of $614 through January 2015. During the twelve months ended December 31, 2013, the Company made payments in the aggregate amount of $7,368 on this note, consisting of $6,274 of principal and $1,094 of interest.	7,537	13,811

Index

	December 31, 2013	December 31, 2012
Secured vehicle lease payable at an effective interest rate of 8.26% for purchase of truck, payable in monthly installments (including principal and interest) of $519 through June 2015. During the twelve months ended December 31, 2013, the Company made payments in the aggregate amount of $6,232 on this note, consisting of $5,269 of principal and $962 of interest.	$8,764	$14,033

Term loan from Fifth Third Bank in the original amount of $1,000,000; $660,439 of this amount was used to pay a note payable; $339,561 was used for working capital. This loan is secured by first priority perfected security interest in all personal property of the Company. bears interest at the rate of Libor plus 4.75%, with monthly payments in the amount of $55,556, with a maturity date of May 26, 2015. During the year ended December 31, 2013, the Company made payments of principal and interest in the amounts of $55,556 and $2,639, respectively	944,444	-

Secured mortgage note payable from Fifth Third Bank for the acquisition of land and building in Bonita Springs, Florida in the amount of $546,000. Principal payments of $4,550 and interest at the rate of Libor plus 3% are due monthly. The balance of the principal amount will be due March 2018. During the twelve months ended December 31, 2013, the Company made payments in the aggregate amount of $59,667 on this note, consisting of $45,500 of principal and $14,167 of interest.	$500,500	-
Total	$2,359,893	$2,175,593
Less: Discount	(371,812)	(1,868,482)
Net	$1,988,081	$307,111

	For the Year Ended December 31,
	2013	2012
Discount on Notes Payable amortized to interest expense:	$2,322,909	$838,339

At December 31, 2013 and 2012, the Company had unamortized discounts to notes payable in the aggregate amount of $371,812 and $1,868,482, respectively.

Aggregate maturities of long-term notes payable as of December 31, 2013 are as follows:

For the twelve months ended December 31,

2014	$1,632,564
2015	336,029
2016	54,600
2017	54,600
2018	54,600
Thereafter	227,500
Total	$2,359,893

Beneficial Conversion Features

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

Index

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

The Company revalued the conversion options at each reporting period, and charged any change in value to operations. During the twelve months ended December 31, 2013 and 2012, the Company recorded an aggregate loss of $0 and $281,024, respectively, due to the change in value of the conversion option liability.

When convertible notes payable are satisfied by payment or by conversion to equity, the Company revalues the related conversion option liability at the time of the payment or conversion.  The conversion option liability is then relieved by this amount, which is charged to additional paid-in capital.  During the twelve months ended December 31, 2013 and 2012, conversion option liabilities in the amounts of $0 and $81,921, respectively, were transferred from liability to equity due to the conversion or payment of the related convertible notes payable.

August 2013 Notes Payable Extension Agreement

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

During the year ended December 31, 2012, the Company recorded the following discounts on a note payable in the principle amount of $1,200,000 related to the acquisition of Artisan Specialty Foods, Inc.:  (a) an original issue discount (“OID”) in the amount of $120,000, and (b) a discount related to an embedded conversion feature of the note and warrants issued with the note in the aggregate amount of $836,441.  During the twelve months ended December 31, 2012, the Company amortized to interest expense a total of $13,899 of these discounts.  On November 26, 2013, the Company entered into a loan agreement with Fifth Third Bank (the “November 2013 Bank Loans”) whereby Fifth Third Bank provided the Company with two credit facilities:  (a)

Revolving Credit and Term Bank Facility

On December 10, 2013, the registrant closed a financing transaction with Fifth Third Bank that provides a $1.0 million revolving credit facility and a $1.0 million term credit facility. Both facilities are secured by the Company’s and its subsidiaries’ tangible and intangible assets pursuant to the terms of a Security Agreement between us, our subsidiaries and Fifth Third Bank dated November 26, 2013.

Index

The revolving credit facility carries an interest rate of 3.25% above LIBOR and matures on November 26, 2015.  The term credit facility carries an interest rate of 4.75% above LIBOR and matures on May 26, 2015. Both facilities are subject to certain financial covenants, dated with an effective date of November 26, 2013.

At December 31, 2013, the Company has utilized the net proceeds of the  $1,000,000 term loan for the following purposes: $660,439 to pay the balance of a note payable to Alpha Capital representing debt acquired to finance the acquisition of Artisan Specialty Foods, Inc.; and $339,561 for working capital.  At the time the Company paid the Alpha Capital note, there were remaining discounts on the note in the aggregate amount of $597,774 which were charged to interest expense during the twelve months ended December 31, 2013.   As of December 31, 2013, the term loan balance outstanding was $944,444.

As of December 31, 2013, the Company did not have any borrowings on the revolving credit facility.

The following table illustrates certain key information regarding our conversion option valuation assumptions at December 31, 2013 and 2012:

	December 31,
	2013		2012
Number of conversion options outstanding		3,594,592		5,368,195
Value at December 31	$	N/A	$	N/A
Number of conversion options issued during the period		-		1,200,000
Value of conversion options issued during the period		$-		$263,664
Number of conversion options exercised or underlying notes paid during the period		1,773,603		3,419,284
Value of conversion options exercised or underlying notes paid during the period	$	N/A		$81,921
Revaluation loss (gain) during the period	$	N/A		$281,024

Black-Scholes model variables:
Volatility		-		112.4%	to	214.3%
Dividends		-		-
Risk-free interest rates		-		0.11%	to	1.18%
Term (years)		-		1.1	to	10

10. RELATED PARTY TRANSACTIONS

For the year ended December 31, 2013:

Pursuant to the terms of an employment agreement, the Company made cash payments to its Chief Executive Officer in the amount of $90,500 for previously-accrued bonuses earned in 2012 . Also pursuant to the terms of his employment agreement, the Company  issued options to its Chief Executive Officer as follows:  Four year options to purchase 50,000 shares of the Company’s common stock at a price of $0.40 per share which vest on December 31, 2014;  four year options to purchase 50,000 shares of the Company’s common stock at a price of $0.40 per share which vest on  December 31, 2015; five year options to purchase 100,000 shares of the Company’s common stock at a price of $0.57 per share which vest on December 31, 2014; five year options to purchase 62,500 shares of the Company’s common stock at a price of  $1.60 per share which vest on December 31, 2013; and five year options to purchase 62,500 shares of the Company’s common stock at a price of $1.60 per share which vest on December 31, 2014.  The Company also accrued the amount of $27,937 for the value of Restricted Stock Units (“RSU’s”) due to its Chief Executive Officer under the terms of his employment agreement.
Pursuant to the terms of an employment agreement, the Company made cash payments to its President in the amount of $90,500 for previously-accrued bonuses earned in 2012.  Also pursuant to the terms of his employment agreement, the Company  issued options to its President as follows:  Four year options to purchase 50,000 shares of the Company’s common stock at a price of $0.40 per share which vest on December 31, 2014;  four year options to purchase 50,000 shares of the Company’s common stock at a price of $0.40 per share which vest on  December 31, 2015; five year options to purchase 100,000 shares of the Company’s common stock at a price of $0.57 per share which vest on December 31, 2014; five year options to purchase 62,500 shares of the Company’s common stock at a price of  $1.60 per share which vest on December 31, 2013; and five year options to purchase 62,500 shares of the Company’s common stock at a price of $1.60 per share which vest on December 31, 2014.  The Company also issued to Mr. Wiernasz five year options to purchase 100,000 shares of the Company’s common stock at a price of $0.35 per share which options vested immediately.

Index

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

11. CONTINGENT LIABILITY

Pursuant to the Artisan acquisition, the Company may be obligated to pay up to another $300,000 in the event certain financial milestones are met by April 30, 2014 (see note 3).  This obligation had a fair value of $131,000 at the time of the Artisan acquisition.  During the twelve months ended December 31, 2013 and 2012,  the Company made payments in the amount of  $160,933 and $82,930, respectively, and accrued an additional $182,811.  At December 31, 2013, the amount of $80,881 is reflected on the Company’s balance sheet as a contingent liability.

12. INCOME TAXES

Deferred income taxes result from the temporary differences arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, and an accumulation of net operating loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

Index

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $1.4 million, which will expire  through 2031.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

The provision (benefit) for income taxes for the years ended December 31, 2013 and 2012 consist of the following:

	2013	2012

Current	$-	$-
Deferred	-	-
Total	$-	$-

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable statutory income tax rate of 39.6% for the December 31, 2013 and 2012 to the loss before taxes as a result of the following differences:

	2013	2012
Income (loss) before income taxes	$(1,486,257)	$2,030,494
Statutory tax rate	39.6%	39.6%
Total tax at statutory rate	(428,220)	804,075
Temporary differences	(40,000)	(16,214)
Permanent difference – meals and entertainment	3,000	4,000
Permanent differences- non cash compensation, derivatives and discount amortization	1,054,220	(568,414)
Total	589,000	223,447
Changes in valuation allowance	(589,000)	(223,447)

Income tax expense	$-	$-

Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  As of December 31, 2013 and 2012 significant components of the Company's deferred tax assets are as follows:

	2013	2012
Deferred Tax Assets (Liabilities):
Net operating loss carryforwards	$529,000	$1,150,000
Allowance for doubtful accounts	42,000	2,000
Accumulated depreciation	(20,000)	(12,000)
Net deferred tax assets	551,000	1,140,000
Valuation allowance	(551,000)	(1,140,000)
Net deferred tax assets	$-	$-

The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions.

13. EQUITY

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

Index

Common Stock

Twelve months ended December 31, 2013:

The Company issued 279,310 shares of common stock for settlement of a note.  This issuance of shares was accrued in a prior period, and was carried as common stock subscribed in the Company’s balance sheet at December 31, 2012.

The Company issued 1,173,712 shares of common stock for the conversion of the principal of convertible notes in the aggregate amount or $174,833 and accrued interest in the amount of $118,593, for a total conversion value of $293,426.

The Company issued 255,633 shares of common stock for the cashless exercise of warrants.

Twelve months ended December 31, 2012:

The Company issued 150,000 shares of common stock with a value of $37,500 pursuant to the Haley  Acquisition Agreement.

The Company committed to issue 26,078 shares of common stock for settlement of a note. The fair value of $7,302 is included in Common Stock Subscribed on the Company’s balance sheet at December 31, 2012.

Treasury Stock

During the twelve months ended December 31, 2013, the Company purchased 400,000 shares of the Company’s outstanding common stock.  The purchase price was $100,000 and the Company recorded the transaction at cost to Treasury Stock.

During the twelve months ended December 31, 2012, the Company did not purchase any outstanding shares of the Company’s common stock.

The Company has an additional 304 shares of common stock which are held in treasury stock at a cost of $99.

Warrants

The Company extended the term of warrants to purchase a total of 3,080,000 shares of common stock at a price of $0.575 per share and a total of 1,570,000 shares of common stock at a price of $0.55 per share to February 1, 2017; and warrants to purchase a total of 794,000 shares of common stock at a price of $0.25 per share to February 1, 2016.   At August 22, 2013, the Company recorded a new discount on the convertible notes which was attributable to the conversion feature and related warrants in the aggregate amount of $826,238, which was charged to additional paid-in capital.  The discount will be amortized over the term of the related notes.  Also during the twelve months ended December 31, 2013, warrants to purchase a total of 396,871 shares were exercised via cashless conversion.  In addition, warrants to purchase 820,000 shares of common stock were cancelled as a result of the early payment of a note.

During the twelve months ended December 31, 2012, the Company issued warrants to purchase 1,500,000 shares of common stock; the fair value of these warrants was $572,777.    The Company also extended the term of warrants to purchase 5,440,000 shares of common stock from April 3, 2012 to April 3, 2015.  The fair value of this extension of $842,100 was charged to operations during the twelve months ended December 31, 2012.

 The following table summarizes the significant terms of warrants outstanding at December 31, 2013. These warrants may be settled in cash or via cashless conversion into shares of the Company’s common stock at the request of the warrant holder. These warrants were granted as part of a financing agreement:

		Weighted	Weighted		Weighted
		average	average		average
Range of	Number of	remaining	exercise		exercise
exercise	warrants	contractual	price of	Number of	price of
Prices	Outstanding	life (years)	outstanding Warrants	warrants Exercisable	exercisable Warrants
$0.010	700,000	6.38	$0.010	700,000	$0.010

$0.250	783,623	5.24	$0.250	783,623	$0.250

$0.550	1,507,101	1.45	$0.550	1,507,101	$0.550

$0.575	2,828,405	3.09	$0.575	2,828,405	$0.575
	5,819,129	3.35	$0.457	5,819,129	$0.457

Index

Transactions involving warrants are summarized as follows:

		Weighted Average
	Number of Shares	Exercise Price
Warrants outstanding at December 31, 2011	5,536,000	$0.506

Granted	1,500,000	$0.100
Exercised	-	-
Cancelled / Expired	-	-
Warrants outstanding at December 31, 2012	7,036,000	$0.409

Exercised	(396,871)	$0.504
Cancelled / Expired	(820,000)	$0.100
Warrants outstanding at December 31, 2013	5,819,129	$0.457

Options

During the twelve months ended December 31, 2013,  the Company issued the following options to its Chief Executive Officer:  options to purchase 100,000 shares of common stock at a price of $0.40 per share; options to purchase 100,000 shares of common stock at a price of $0.57 per share; and options to purchase 125,000 shares of common stock at a price of $1.60 per share. The Company also issued the following options to its President:  options to purchase 100,000 shares of common stock at a price of $0.35 per share; options to purchase 100,000 shares of common stock at a price of $0.40 per share; options to purchase 100,000 shares of common stock at a price of $0.57 per share; and options to purchase 125,000 shares of common stock at a price of $1.60 per share.  The Company also issued the following options to its Chief Accounting and Information Officer: options to purchase 120,000 shares of common stock at $0.40 per share; options to purchase 25,000 shares of common stock at $0.57 per share; and options to purchase 60,000 shares of common stock at $1.60 per share.

During the twelve months ended December 31, 2012, the Company issued options to purchase 100,000 shares of common stock at a price of $0.35 per share to each of its five directors (options to purchase an aggregate of 500,000 shares, post reverse-split) and additional options to purchase 100,000 shares of common stock at a price of $0.35 to its President.  On December 31, 2012, the Company issued options to purchase an additional 100,000 shares of common stock at a price of $0.35 per share to each of its five directors (options to purchase an aggregate of 500,000 shares).

The following table summarizes the changes outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.350	1,240,000	3.59	$0.350	1,240,000	$0.359

$0.380	132,500	1.25	$0.380	132,500	$0.380

$0.400	275,000	3.01	$0.400	25,000	$0.400

$0.450	132,500	1.50	$0.450	132,500	$0.450

$0.474	132,500	1.75	$0.474	132,500	$0.474

$0.480	132,500	2.00	$0.480	132,500	$0.480

$0.570	225,000	4.01	$0.570	-	$ N/A

$1.600	310,000	4.01	$1.60	125,000	$ N/A
	2,580,000	3.21	$0.544	1,920,000	$0.459

Index

Transactions involving stock options issued to employees are summarized as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2011	970,000	$0.402

Issued	1,100,000	$0.350
Exercised	-	-
Forfeited or expired	-	-
Outstanding as December 31, 2012	2,070,000	$0.375

Issued	910,000	0.807
Exercised	-	-
Forfeited or expired	(400,000)	0.350
Outstanding at December 31, 2013	2,580,000	$0.544

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2013 and 2012 was $1,563,370 and $0, respectively.  Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $1.25 and $0.33 as of December 31, 2013 and 2012, respectively, and the exercise price multiplied by the number of options outstanding.

During the year ended December 31, 2013 and 2012, the Company charged $32,364 and $348,120, respectively, to operations related to recognized stock-based compensation expense for employee stock options.

The exercise price grant dates in relation to the market price during 2013 and 2012 are as follows:

	2013			2012
Exercise price lower than market price	-			-

Exercise price equal to market price	-			-

Exercise price exceeded market price	$0.40	to	$1.60	$0.33	to	$0.43

As of December 31, 2013 and 2012, there were 660,000 and 0, respectively, non-vested options issued to employees and directors.

Restricted Stock Units

Pursuant to the terms of an employment agreement with the Chief Executive Officer, the Company is obligated to issue $27,937 in restricted stock units (“RSU”) or stock for 2013, $24,875 RSU for 2014 and $13,688 RSU for 2015.  The RSU or stock for 2013 shall be issued on January 1, 2013 and be priced at the lower of the closing price of the Corporation’s common stock on the date the Board of Directors approves this Agreement or on January 3, 2013, provided that in no event shall the price be less than $0.25 per share.  For 2014 and 2015 the RSU or stock shall be issued on January 1 of each such year based upon the average closing trading price of the Corporation’s common stock over the 30 trading days prior to the date of grant.  As permitted by law, Executive may receive any portion of the cash Base Salary in the form of stock or RSU by delivering notice to the Corporation, from to time, at a valuation based upon the average closing price of the Corporation’s common stock over the 30 trading days ended on a trading date that is five trading days prior to Executive’s notice.

The Company valued stock options and warrants using the Black-Scholes valuation model utilizing the following variables:

	December 31,			December 31,
	2013			2012
Volatility	186.46%	to	189.28%	112.43%	to	214.36%
Dividends	$0	to	0	$0	to	0
Risk-free interest rates	0.04%	to	0.37%	0.06%	to	0.17%
Term (years)	0.45	to	4.00	0.01	to	5.00

14. COMMITMENTS AND CONTINGENCIES

On October 17, 2008, we entered into a three-year lease with Grand Cypress Communities, Inc. for new premises consisting of 4,000 square feet at 3845 Beck Blvd., Naples, Florida.  The commencement date of the lease is January 1, 2009.  On November 11, 2011, the Company extended the lease with Grand Cypress Communities, Inc. for 3 years, commencing on January 1, 2012.  The annual rent and fees under the lease is approximately $54,000.  The lease provides for a buyout option at the end of the lease with credit towards the purchase price received for the rental payments made during the term of the lease. In February 2013, the Company entered into a modification of the lease agreement whereby the lease term was reduced from 3 years to 2 years. The lease was mutually terminated effective August 31, 2013.

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

Index

At December 31, 2013, commitments for minimum rental payments were as follows:

For the twelve months ended:
December 31, 2014	$101,673
December 31, 2015	34,003
Thereafter	-
Total	$135,676

15. MAJOR CUSTOMER

The Company’s largest customer, US Foods, Inc. and its affiliates, accounted for approximately 72% and 76% of total sales in the years ended December 31, 2013 and 2012, respectively.  A contract between our subsidiary, Food Innovations, and USF entered an optional renewal period in December 2012 but was automatically extended for an additional 12 months in each of  January 1, 2013 and 2014.  We believe that although a significant portion of our sales occur through USF and its affiliates, the success of the program is less contingent on a contract than on our actual performance and the quality of our products.

16. FAIR VALUE MEASUREMENTS

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

Level 1 -	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 -	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3-	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

As December 31, 2013 and 2012, the Company did not have financial assets or liabilities that are required to be accounted for at fair value on a recurring basis.

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of January 1, 2012	$1,908,470
Reclassification to equity	(493,713)
Fair value of common stock equivalents issued	1,022,726
Fair value of extension of warrant term	842,100
Gain on restructure of notes payable	(3,797,001)
Change in fair value	517,418
Ending balance as of December 31, 2012	$-

Beginning balance as of January 1, 2013	$-
Additions during the year	-
Ending balance as of December 31, 2013	$-

17. SUBSEQUENT EVENTS

Subsequent to December 31, 2013, the Company issued 16,202 shares of common stock due to the cashless exercise of warrants at a price of $0.25 per share, and an additional 360,354 shares of common stock due to the conversion of notes payable and accrued interest at a price of $0.25 per share.  The Company also repurchased 85,950 shares of common stock for the amount of $60,000 to be held as treasury shares.

Index

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.  We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2013 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms and our disclosure controls and procedures are also effective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our principal executive and financial officers to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Subject to the inherent limitations described in the following paragraph, our management has concluded that our internal control over financial reporting was effective at December 31, 2013 at the reasonable assurance level.

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

Index

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

Index

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Set forth below are the directors and executive officers of our Company, their respective names and ages, positions with our Company, principal occupations and business experiences during at least the past five years.

Name	Age	Position
Sam Klepfish	39	Chief Executive Officer and Director
Justin Wiernesz	48	President and Director
Joel Gold	73	Director
Solomon Mayer	56	Director
Hank Cohn	44	Director

Directors

Sam Klepfish

Mr. Klepfish has been a director since December 1, 2005.  From November 2007 to present Mr. Klepfish is the CEO of Innovative Food Holdings and its subsidiaries. From March 2006 to November 2007 Mr. Klepfish was the interim president of the Company and its subsidiary. Since February 2005 Mr. Klepfish was also a Managing Partner at ISG Capital, a merchant bank. From May 2004 through February 2005 Mr. Klepfish served as a Managing Director of Technoprises, Ltd.  From January 2001 to May 2004 he was a corporate finance analyst and consultant at Phillips Nizer, a New York law firm. Since January 2001 Mr. Klepfish has been a member of the steering committee of Tri-State Ventures, a New York investment group. From 1998 to December 2000, Mr. Klepfish was an asset manager for several investors in small-cap entities.

Joel Gold, Director

Mr. Gold is currently an investment Banker at Buckman, Buckman and Reid located in New Jersey, a position he has held since May 2010.  Prior there to, from October 2004, he was head of investment banking of Andrew Garrett, Inc.  From January 2000 until September 2004, he served as Executive Vice President of Investment Banking of Berry Shino Securities, Inc., an investment banking firm also located in New York City. From January 1999 until December 1999, he was an Executive Vice President of Solid Capital Markets, an investment-banking firm also located in New York City.  From September 1997 to January 1999, he served as a Senior Managing Director of Interbank Capital Group, LLC, an investment banking firm also located in New York City.  From April 1996 to September 1997, Mr. Gold was an Executive Vice President of LT Lawrence & Co., and from March 1995 to April 1996, a Managing Director of Fechtor Detwiler & Co., Inc., a representative of the underwriters for the Company’s initial public offering.  Mr. Gold was a Managing Director of Furman Selz Incorporated from January 1992 until March 1995.  From April 1990 until January 1992, Mr. Gold was a Managing Director of Bear Stearns and Co., Inc. (“Bear Stearns”).  For approximately 20 years before he became affiliated with Bear Stearns, he held various positions with Drexel Burnham Lambert, Inc.  He is currently a director, and serves on the Audit and Compensation Committees, of Geneva Financial Corp., a publicly held specialty, consumer finance company.

Solomon Mayer, Director

Mr. Mayer has been a director since October 29, 2010.  Mr. Solomon Mayer has held various executive level positions, and has successfully overseen several businesses from conceptions to profitability.  Mr. Mayer is currently on the board of directors of the following private Companies: Mooney Airplane Corporation, Premier Store Fixtures and Supreme Construction and Development, a real estate development and investment firm.

Hank Cohn, Director

Mr. Cohn has been a director since October 29, 2010.  Hank Cohn is currently CEO of P1 Billing, LLC, a revenue cycle management services provider to ambulatory medical clinics.  P1 Billing is a spinoff of PracticeOne Inc., (formerly PracticeXpert, Inc., an OTCBB traded company), an integrated PMS and EMR software and services company for physicians.  Mr. Cohn served as President and Chief Executive Officer of PracticeOne from December 2009 until December 2009, at which time he sold the company to Francison Partners, one of the largest, global technology focused, private equity firms in Silicon Valley.  Prior to that, Mr. Cohn worked with a number of public companies.  A partial list of his past and present board memberships include: Analytical Surveys, Inc., Kaching Kaching, Inc., and International Food and Wine, Inc., currently Evolution Resources Inc.  Mr. Cohn also served as the executive vice president of Galaxy Ventures, LLC a closely-held investment fund concentrating in the areas of bond trading and early stage technology investments, where he acted as portfolio manager for investments.

Index

Justin Wiernasz, President

Mr. Wiernasz has been a director since November 1, 2013.  Effective on July 31, 2008, Mr. Justin Wiernasz was promoted to the position of President of Innovative Food Holdings, Inc.  Prior thereto he was the Executive Vice President of Marketing and Sales and Chief Marketing Officer of our operating subsidiary, Food Innovations, Inc. since May 2007 and the President of Food Innovations and our Chief Marketing Officer since December 2007.  Prior thereto, he was at USF, our largest customer, for 13 years. From 2005 to 2007 he was the Vice President of Sales & Marketing, USF, Boston, and prior thereto, from 2003 to 2005 he was a National Sales Trainer at USF, Charleston SC, from 1996 to 2003 he was the District Sales Manager at USF, Western Massachusetts and from 1993 to 1996 he was Territory Manager, USF, Northampton, Easthampton & Amherst, MA. Prior to that from 1989 to 1993 he was the owner and operator J.J.’s food and spirit, a 110 seat restaurant.

Key Employee

John McDonald

Mr. McDonald, age 52,  has been the Chief Information Officer of IVFH since November 2007 and our principal accounting officer since November 2007.  From 2004 through 2007, Mr. McDonald worked as a consultant with Softrim Corporation of Estero, Florida where he created custom applications for a variety of different industries and assisted in building interfaces to accounting applications. Since 1999 he has also been President of McDonald Consulting Group, Inc. which provide consulting on accounts receivable, systems and accounting services.

Qualification of Directors

We believe that all of our directors are qualified for their positions and each brings a benefit to the board. Messrs.  Kelpfish and Wiernasz, as our executive officers, are  uniquely qualified to bring management’s perspective to the board’s deliberations.  Mr. Gold, with his lengthy career working for broker/dealers, brings “Wall Street’s” perspective.  Mr. Mayer, with his experience as an executive in start-up companies, brings that knowledge and insight to the board.  Mr. Cohn, with his prior history of being an executive and his experience as a director of other companies, brings a well-rounded background and wealth of experience to our board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During 2013, Mr. Wiernasz  did not file one Form 3.

Index

ITEM 11. Executive Compensation

The following table sets forth information concerning the compensation for services in all capacities rendered to us for the year ended December 31, 2013, of our Chief Executive Officer and our other executive officers whose annual compensation exceeded $100,000 in the fiscal year ended December 31, 2013, if any. We refer to the Chief Executive Officer and these other officers as the named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)			Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Sam Klepfish	2013	$215,828	$48,000	(a)	$27,937	(b)		$69,047	(c)	$-	$-	$1,972	(d)	$362,784
CEO	2012	$198,037	$90,500	(e)	$-			$63,414	(n)	$-	$-	$1,004	(d)	$352,955
	2011	$165,000	$34,650	(f)	$-			$-		$-	$-	$14,441	(d)	$214,091

Justin Wiernasz	2013	$233,776	$214,293	(g)	$-			$101,411	(h)	$-	$-	$6,838	(d)	$556,318
President	2012	$188,934	$90,500	(e)	$-			$31,050	(i)	$-	$-	$4,372	(d)	$314,856
	2011	$165,000	$34,650	(f)	$-		$			$-	$-	$-		$199,650

John McDonald	2013	$134,677	$50,000	(j)	$15,000	(k)		$7,725	(l)	$-	$-	$4,489	(d)	$211,891
Chief Information and	2012	$119,942	$25,000	(m)	$-			$-		$-	$-	$4,023	(d)	$148,965
Principal Accounting Officer	2011	$116,933	$-		$-		$			$-	$-	$-		$116,933

(a)	Consists of a cash bonus in the amount of $48,000.
(b)	Consists of a stock grant of 84,658 shares of common stock.
(c)	Consists of options to purchase 62,500 shares of common stock at a price of $1.60 per share.
(d)	Consists of cash payments for health care benefits.
(e)	Consists of a bonus of $45,250, payable in cash, and $45,250 payable in cash or shares, at the discretion of the officer
(f)	Consists bonus payment of $34,650, payable in cash or shares, at the discretion of the officer.
(g)	Consists of a cash bonus of $145,000 and 47,385 shares of common stock at a price of $1.462 per share.
(h)	Consists of options to purchase 62,500 shares of common stock at a price of $1.60 per share, and options to purchase 100,000 shares of common stock at a price of $0.35 per share.
(i)	Consists of a cash portion of $21,140 and 57,135 shares of common stock valued at $0.37 per share.
(j)	Consists of a cash bonus in the amount of $50,000.
(k)	Consists of a stock grant of 39,474 shares of common stock.
(l)	Consists of options to purchase 25,000 shares of common stock at a price of $0.40 per share.
(m)	Consists of a cash bonus of $25,000.
(n)	For services performed in 2011; also includes options to purchase 100,000 shares of common stock at $0.35 per share for services performed in 2012.

Index

Outstanding Equity Awards at Fiscal Year-End as of December 31, 2013

	Option Awards									Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)			Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Sam Klepfish	100,000		-	-		$0.350		05/04/17		-	-	-

Sam Klepfish	100,000		-	-		$0.350		12/31/17		-	-	-
Sam Klepfish	62,500		-	-		$1.600		01/01/18		-	-	-
Sam Klepfish	-		50,000	-		$0.400		01/01/17		-	-	-
Sam Klepfish	-		50,000	-		$0.400		01/01/17
Sam Klepfish	-		100,000	-		$0.570		01/01/18
Sam Klepfish	-		62,500	-		$1.600		01/01/18
Justin Wiernasz	160,000	(a)	-	-		$0.446	(b)	-	(c)	-	-	-	-
Justin Wiernasz	100,000		-	-		$0.350		05/04/17		-	-	-	-
Justin Wiernasz	100,000		-	-		$0.350		12/31/17		-	-	-
Justin Wiernasz	62,500		-	-		$1.600		01/01/18		-	-	-
Justin Wiernasz	-		50,000	-		$0.400		01/01/17		-	-	-
Justin Wiernasz	-		50,000	-		$0.400		01/01/17		-	-	-
Justin Wiernasz	-		100,000	-		$0.570		01/01/18		-	-	-	-
Justin Wiernasz	-		62,500	-		$1.600		01/01/18		-	-	-
John McDonald	50,000	(a)	-	-	$		(b)	-	(c)
John McDonald	25,000		-	-		$0.400		01/01/17		-	-	-	-
John McDonald	-		25,000	-		$0.400		01/01/17		-	-	-	-
John McDonald	-		25,000	-		$0.400		01/01/17		-	-	-	-
John McDonald	-		25,000	-		$0.570		01/01/18
John McDonald	-		30,000	-		$1.600		01/01/18
John McDonald	-		30,000	-		$1.600		01/01/18

(a)	Options vest at the rate of 25% each quarter beginning March 31, 2010
(b)	Weighted-average exercise price.
(c)	Option term is 5 years from the date of vesting.

Index

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (post reverse-split)	Option Awards ($) (post reverse-split)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joel Gold	$-	$-	$-	$-	$-	$-	$-
Michael Ferrone (1)	$-	$-	$-	$-	$-	$-	$-
Sam Klepfish	$-	$-	$-	$-	$-	$-	$-
Solomon Mayer	$-	$-	$-	$-	$-	$-	$-
Hank Cohn	$-	$-	$-	$-	$-	$-	$-
Justin Wiernasz (2)	$-	$-

(1)  On March 20, 2013, Mr. Michael Ferrone informed the Company’s Board of Directors that he was resigning, effective immediately.
(2) Mr. Wiernasz became a director of the Company effective November 1, 2013.

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

On November 20, 2012 we entered into an employment agreement with Mr. Klepfish having an effective date of January 1, 2013 and terminating on December 31, 2015.  The agreement provides a base compensation in the amount of $198,312 in cash plus an additional $27,937 in restricted stock units for year one, $223,987 in cash plus an additional $24,875 in restricted stock units for year two, and $260,075 in cash plus an additional $13,688 in restricted stock units for year three.  The agreement also provides for annual bonuses including bonuses based on increases in EBITDA (as defined in the agreement) of our various subsidiaries; additional bonuses upon the occurrence of certain events such as: listing on specific stock exchanges, spin-offs, investments and stock trading and volume levels.  The agreement also provides for stock options with exercise prices ranging from $0.40 - $1.60 and an award of restricted stock, which only vests if certain volume and pricing milestones with respect to our common stock are met.  Mr. Klepfish also has the option of receiving any portion of his salary or bonus in the form of equity.  The agreement also contains non-compete and non-solicitation provisions.

Index

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

On November 20, 2012 we entered into an employment agreement with Mr. Wiernasz having an effective date of January 1, 2013 and terminating on December 31, 2015 The agreement is for a term of three years, and provides a base compensation in the amount of $226,250 per annum for year one, $248,875 per annum for year two, and $273,763 per annum for year three.  The agreement also provides for annual bonuses including bonuses based on increases in EBITDA (as defined in the agreement) of our various subsidiaries; additional bonuses upon the occurrence of certain events such as: listing on specific stock exchanges, spin-offs, investments and stock trading and volume levels.  The agreement also provides for stock options with exercise prices ranging from $0.40 - $1.60 and an award of restricted stock, which only vests if certain volume and pricing milestones with respect to our common stock are met.  Mr. Wiernasz also has the option of receiving any portion of his salary or bonus in the form of equity.  The agreement also contains non-compete and non-solicitation provisions.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 24, 2014 with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each Named Officer, and (4) all our directors and executive officers as a group.  Unless otherwise stated, each person listed below uses the Company’s address.  Pursuant to SEC rules, includes shares that the person has the right to receive within 60 days from March 24, 2014.

Name and Address of Beneficial Owners		Number of Shares Beneficially Owned	Percent of Class

Sam Klepfish	(1)	1,222,548	14.3%
Michael Ferrone	(2)	1,619,282	20.8%
Joel Gold	(3)	489,054	6.3%
Solomon Mayer	(4)	200,000	2.6%
Hank Cohn	(5)	200,000	2.6%
Justin Wiernasz	(6)	685,000	8.5%
Christopher Brown	(7)	492,200	6.6%
Alpha Capital Anstalt	(8)	404,365	5.5%
Ian J. Cassel	(9)	408,303	5.5%
73114 Investments LLC	(10)	397,111	5.4%
All officers and directors as a whole (6 persons)	(11)	4,786,731	44.4%

Index

(1)
Includes 55,000 shares of common stock held by Mr. Klepfish; options to purchase 525,000 shares of the Company's common stock, and 642,548 shares for a note payable and accrued interest on the note.  Does not include 18,200 shares  of common stock issuable as of December 31, 2009 as compensation for services performed in 2009, and 57,135 shares of common stock issuable as compensation for services performed in 2010, 84,658 shares for services performed in 2013, and 17,014 shares for services to be performed in 2014. Upon the issuance of these shares, Mr. Klepfish will beneficially own 16.5% of the outstanding shares.

(2)
Includes 1,325,232 shares of common stock held by Mr. Ferrone; and options to purchase 380,000 shares  of the Company's common stock held by Mr. Ferrone.  On March 20, 2013, Mr. Ferrone informed the Company’s Board of Directors that he was resigning, effective immediately.  Mr. Ferrone’s address is Box 2484, 119 Alpine Avenue, Oak Bluffs, MA 02557.

(3)	Includes 509,054 shares of common stock held by Mr. Gold, and options to purchase 380,000 shares of common stock. Also includes 18,400 shares of common stock held by Mr. Gold’s spouse.

(4)
Includes options to purchase 200,000 shares of common stock held by Mr. Mayer. Does not include 5,000 shares issuable for services as a board member for 2010, but not yet issued.  Upon issuance of these shares, Mr. Mayer will beneficially own 2.8% of the shares outstanding.

(5)
Includes options to purchase 200,000 shares of common stock held by Mr. Cohn.  Does not include 5,000 shares issuable for services as a board member for 2010, but not yet issued.  Upon issuance of these shares, Mr. Cohn will beneficially own 2.8% of the shares outstanding.

(6)
Includes options to purchase 685,000 shares of common stock held by Mr. Wiernasz.  Does not include 60,000 shares to be issued for services performed in 2008, 19,320 shares to be issued for services performed in 2009, and 57,135 shares  to be issued for services performed in 2010, and 47,385 shares for services performed in 2013. Upon the issuance of these shares, Mr. Wiernasz will beneficially own 8.8% of the outstanding shares.

(7)
Dr. Brown resigned as a member of our Board of Directors on May 23, 2011.  The most recent address we have on file is 16902 Harbor Master CV, Cornelius, NC 28031. We have not received any updated information from Dr. Brown with respect to his shareholdings since our annual report for 2011 was filed.

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

(9)
Includes 408,303 shares held by Mr. Cassel.  Mr. Cassel’s address is 221 Fieldcrest Lane, Ephrata, PA 17522.  Information gathered from a Schedule 13G/A filed with the Securities and Exchange Commission on January 21, 2014.

(10)
Includes 269,000 shares with sole voting and dispositive power and 128,111 shares with shared voting and dispositive power.  Address is 13401 Railway Drive, Oklahoma City, OK 73114.  All information gathered from a Schedule 13G/A filed with the Securities and Exchange Commission on February 6, 2014.

(11)
Includes 1,889,286 shares of common stock held by officers and directors.  Also includes 3,012,548  shares underlying options, convertible notes or shares issuable as accrued interest upon outstanding notes.  Does not include an aggregate of an additional 370,847 shares committed by the Company to be issued.  Upon issuance of such shares the group will beneficially own 50.2% of the outstanding shares.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

We are not currently subject to the requirements of any stock exchange or national securities association with respect to having a majority of “independent directors” although we believe that we meet the standard established by NASDAQ inasmuch as Messrs. Gold, Mayer, and Cohn, are “independent” and only Messrs.  Klepfish and Wiernasz,, by virtue of being our Executive Officers,  are   not independent.  Mr. Klepfish and Mr. Wiernasz do  not participate in board discussions concerning their  compensation.

Index

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The Company engaged Liggett, Vogt & Webb P.A. (“LVW”) as our new independent registered public accounting firm as of November 9, 2012. During the year ended December 31, 2012, LVW billed us $45,500 for the audit of our annual consolidated financial statements for the year ended December 31, 2012 included in our Form 10-K. During the year ended December 31, 2013, LVW billed us $67,200  for the audit of our annual consolidated financial statements for the year ended December 31, 2013 included in our Form 10-K.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by LVW  that are reasonably related to the performance of the audit or review of our consolidated financial statements including our quarterly interim reviews on Form 10-Q and are reported under Audit Fees above.

Tax Fees

LVW  tax fees were  $5,500 and $5,500  for the years ended December 31, 2013 and 2012, respectively.

All Other Fees

 LVW has not billed any other fees since their engagement on November 9, 2012.

Index

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

Index

10.7
Employment Agreement with Sam Klepfish dated as of January 6, 2010 (incorporated by reference to exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2010).

10.8
Employment Agreement with Justin Wiernasz dated as of January 6, 2010 (incorporated by reference to exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2010).

10.9	Employment Agreement with Sam Klepfish (incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 21, 2012)

10.10	Employment Agreement Justin Wiernasz (incorporated by reference to exhibit 10.2 of the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 21, 2012)

10.11
Subscription Agreement dated as of May 11, 2012 between the Registrant and Alpha Capital Anstalt (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2012)

10.12
Secured Convertible Promissory Note dated as of May 11, 2012 of the registrant issued to Alpha Capital Anstalt (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2012)

10.13
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

10.18
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

10.21
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

Index

10.22
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

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE FOOD HOLDINGS, INC.

By: /s/ Sam Klepfish
Sam Klepfish,
Chief Executive Officer and Director

Dated: March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sam Klepfish	CEO and Director	March 31, 2014
Sam Klepfish	(Chief Executive Officer)

/s/ John McDonald	Principal Accounting Officer	March 31, 2014
John McDonald	(Principal Financial Officer)

/s/ Joel Gold	Director	March 31, 2014
Joel Gold

/s/ Solomon Mayer	Director	March 31, 2014
Solomon Mayer

/s/ Hank Cohn	Director	March 31, 2014
Hank Cohn

/s/ Justin Wiernasz	Director	March 31, 2014
Justin Wiernasz

Index

Exhibit Index

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

Index

10.7
Employment Agreement with Sam Klepfish dated as of January 6, 2010 (incorporated by reference to exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2010).

10.8
Employment Agreement with Justin Wiernasz dated as of January 6, 2010 (incorporated by reference to exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2010).

10.9	Employment Agreement with Sam Klepfish (incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 21, 2012)

10.10	Employment Agreement Justin Wiernasz (incorporated by reference to exhibit 10.2 of the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 21, 2012)

10.11
Subscription Agreement dated as of May 11, 2012 between the Registrant and Alpha Capital Anstalt (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2012)

10.12
Secured Convertible Promissory Note dated as of May 11, 2012 of the registrant issued to Alpha Capital Anstalt (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2012)

10.13
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

10.18
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

10.21
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

Index

10.22
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