Form 10-Q
period 2014-03-31
INNOVATIVE FOOD HOLDINGS INC
filed 2014-05-15
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended March 31, 2014

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 8,023,063 shares of common stock outstanding and 8,109,013 shares issued as of May 9, 2014.

INNOVATIVE FOOD HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$1,968,216	$2,073,605
Accounts receivable net	841,750	771,205
Inventory	925,192	839,979
Other current assets	11,316	11,316
Total current assets	3,746,474	3,696,105

Property and equipment, net	932,463	954,068

Investment	54,000	-
Intangible assets, net	841,472	887,442
Total assets	$5,574,409	$5,537,615

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,409,662	$1,285,149
Accrued liabilities - related parties	248,985	523,110
Accrued interest	633,260	671,481
Accrued interest - related parties	50,888	48,708
Notes payable, current portion, net of discount	1,368,204	1,150,253
Notes payable - related parties, current portion	110,500	110,500
Contingent purchase price liability	41,836	80,881
Total current liabilities	3,863,335	3,870,082

Note payable - long term portion	543,361	727,328
Total liabilities	4,406,696	4,597,410

Stockholder's equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 8,109,013 and 7,732,456 shares issued and 7,808,350 and 7,117,743 shares outstanding at March 31, 2014 and December 31, 2013, respectively	811	774
Additional paid-in capital	7,801,658	7,702,893
Common stock subscribed	-	-
Treasury stock, 486,254 and 400,304 shares outstanding at March 31, 2014 and December 31, 2013, respectively	(160,099)	(100,099)
Accumulated deficit	(6,474,657)	(6,663,363)
Total stockholder's equity	1,167,713	940,205

Total liabilities and stockholders' equity	$5,574,409	$5,537,615

 See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2014	2013

Revenue	$5,553,466	$5,241,674
Cost of goods sold	3,729,855	3,668,647
Gross margin	1,823,611	1,573,027

Selling, general and administrative expenses	1,368,111	1,200,614
Total operating expenses	1,368,111	1,200,614

Operating income	455,500	372,413

Other (income) expense:
Other income	(20,000)	-
Interest expense	286,794	342,565
Total other (income) expense	266,794	342,565

Income (Loss) before income taxes	188,706	29,848

Income tax expense	-	-

Net income	$188,706	$29,848

Net income per share – basic	$0.025	$0.005

Net income per share – diluted	$0.014	$0.003

Weighted average shares outstanding – basic	7,538,537	6,226,388

Weighted average shares outstanding – diluted	13,563,347	15,691,467

 See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2014	2013

Cash flows from operating activities:
Net income	$188,706	$29,848
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	67,574	63,988
Non-cash compensation	33,588	35,662
Amortization of discount on notes payable	260,035	305,048
Changes in assets and liabilities:
Accounts receivable, net	(70,545)	(92,602)
Inventory and other current assets, net	(85,213)	(29,811)
Accounts payable and accrued expenses - related party	(296,820)	(265,420)
Accounts payable and accrued expenses	133,701	(121,421)
Contingent liability	(39,045)	-
Net cash provided by (used in) operating activities	191,981	(74,708)

Cash flows from investing activities:
Investment in Food Hatch portfolio company	(54,000)	-
Acquisition of property, plant, and equipment	-	(803,544)
Net cash used in investing activities	(54,000)	(803,544)

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	546,000
Principal payments on debt	(183,370)	(110,352)
Principal payments on debt – related party	-	(2,788)
Purchase of Treasury Stock	(60,000)	-
Net cash (used in) provided by financing activities	(243,370)	432,860

(Decrease) in cash and cash equivalents	(105,389)	(445,392)

Cash and cash equivalents at beginning of period	2,073,605	901,637

Cash and cash equivalents at end of period	$1,968,216	$456,245

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$15,460	$13,049

Taxes	$-	$-

See notes to these unaudited condensed consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Innovative Food Holdings, Inc., and its wholly owned subsidiaries, Artisan Specialty Foods, Inc. (“Artisan”), Food Innovations, Inc. (“FII”), Food New Media Group, Inc. (“FNM”), Gourmet Foodservice Group, Inc. (“GFG”),  Gourmet Foodservice Warehouse, Inc., Gourmeting Inc., The Haley Group, Inc.,  (“Haley”), and 4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.) (“Gourmet” and collectively with IVFH and the other subsidiaries, the “Company, or “IVFH”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  FNM currently holds the Company’s intellectual property rights related to its private label brand.  All material intercompany transactions have been eliminated upon consolidation of these entities.

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes as contained in Form 10-K for the year ended December 31, 2013. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations to be expected for the full year.

2. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Business Activity

FII, Artisan and GFG are in the business of providing premium foodservice establishments, including white tablecloth restaurants, with the freshest origin-specific perishables and specialty food products direct from its warehouses and from a network of vendors, to the end users (restaurants, hotels, country clubs, national chain accounts, casinos, and catering houses) across the United States within 24 - 72 hours. For The Gourmet Inc., through its website www.forthegourmet.com, and through additional sales channels, provides the highest quality gourmet food products to the direct to consumer market

We currently sell the majority of our products (72% and 76% of total sales in the years ended December 31, 2013 and 2012, respectively) through a distributor relationship between FII and Next Day Gourmet, L.P., a subsidiary of U.S. Foods (“USF”), a $20 Billion broad line distributor.  On May 18, 2012, the Company executed a Stock Purchase Agreement (the “Artisan Acquisition”) to acquire all of the issued and outstanding shares of Artisan Specialty Foods, Inc., an Illinois corporation (“Artisan”). Artisan was previously a supplier to the Company. Artisan is a supplier of over 1,500 niche gourmet products to over 500 customers in the Greater Chicago area.  On November 2, 2012, the Company, through its wholly-owned subsidiary The Haley Group, Inc. (“Haley”), entered into an asset purchase agreement (the “Haley Acquisition”) with The Haley Group, LLC whereby the Company acquired all existing contracts between The Haley Group, LLC and its customers.

 Use of Estimates

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates include, for example, certain assumptions related to doubtful accounts receivable, stock-based services, valuation of financial instruments, and income taxes. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe our estimates have not been materially inaccurate in past years, and our assumptions are not likely to change in the foreseeable future.

Reclassifications and Corrections

Certain reclassifications have been made to conform prior period data to the current presentation. In addition, the Company identified an error and revised its financial statements for the three months ended March 31, 2013 related to the elimination of certain intercompany revenues. Management concluded that the errors had no material impact on any of the Company’s previously issued financial statements, are immaterial to the Company’s results for the first quarter of 2013 and full year 2013 results, and had no material effect on the trend of the Company’s financial results. As a result of the immaterial errors discussed above, the unaudited condensed consolidated financial statements reflect the following adjustments: a reduction in cost of goods sold and an offsetting reduction in revenue of $365,647, for the three months ended March 31, 2013.   The effect of the reclassifications and immaterial errors had no effect on reported net income.

Basic and Diluted Earnings Per Share

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

Anti-dilutive shares at March 31, 2014:

For the three months ended March 31, 2014, the Company excluded from the calculation of fully-diluted earnings per share options to purchase 310,000 shares of common stock at an exercise price of $1.60 per share. The Company also excluded 6,430,172 shares issuable upon the conversion of notes payable because the effect would have been anti-dilutive.

Anti-dilutive shares at March 31, 2013:

For the three months ended March 31, 2013, the Company excluded from the calculation of fully-diluted earnings per share warrants to purchase 1,870,000 shares of common stock at exercise prices of $0.55 and $0.60 per share, and options to purchase 2,070,000 shares of common stock issuable at exercise prices of $0.35 to $0.40 per share. The Company also excluded 968,465 shares issuable upon the conversion of a note payable at an exercise price of $1.00 per share.

Diluted earnings per share was computed as follows for the three months ended March 31, 2014:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per share	$188,706	7,538,537	$0.025
Effect of Dilutive Securities:
Exercise of in-the-money warrants		4,001,351
Exercise of in-the-money options		1,699,997
Shares accrued, not yet issued		323,462

Diluted earnings per share	$188,706	13,563,347	$0.014

Diluted earnings per share was computed as follows for the three months ended March 31, 2013:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per share	$29,848	6,226,388	$0.005
Effect of Dilutive Securities:
Exercise of in-the-money warrants		1,997,390
Conversion of notes and interest into common stock:
Additional shares		7,245,900
Decrease in interest expense due to conversion	23,940
Shares accrued, not yet issued		221,789

Diluted earnings per share	$53,788	15,691,467	$0.003

Significant Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

3. ACCOUNTS RECEIVABLE

At March 31, 2014 and December 31, 2013, accounts receivable consists of:

	March 31, 2014	December 31, 2013
Accounts receivable from customers	$906,193	$827,945
Allowance for doubtful accounts	(64,443)	(56,740)
Accounts receivable, net	$841,750	$771,205

4. INVENTORY

Inventory consists primarily of specialty products which are warehoused in Bonita Springs, Florida and Lyons, Illinois. At March 31, 2014 and December 31, 2013, finished goods inventory was as follows:

	March 31, 2014	December 31, 2013
Finished goods inventory	$925,192	$839,979

5. PROPERTY AND EQUIPMENT

The Company owns a building and property located at 28411 Race Track Road, Bonita Springs, Florida 34135 and with respect thereto has entered into each of a Loan Agreement, Mortgage, Security Agreement and Note with Fifth Third Bank, each with an effective date of February 26, 2013.  The property consists of approximately 1.1 acres of land and close to 10,000 square feet of combined office and warehouse space and was purchased as part of a bank short sale.  The Company moved its operations to these premises on July 15, 2013. The purchase price of the property was $792,758 and was financed in part by a five year mortgage in the amount of $546,000 carrying an annual interest rate of 3% above LIBOR Rate, as such term is defined in the Note.

A summary of property and equipment at March 31, 2014 and December 31, 2013, was as follows:

	March 31, 2014	December 31, 2013
Land	$177,383	$177,383
Building	619,955	619,955
Computer and Office Equipment	462,508	462,508
Warehouse Equipment	7,733	7,733
Furniture and Fixtures	162,128	162,128
Vehicles	33,239	33,239
Total before accumulated depreciation	1,462,946	1,462,946
Less: accumulated depreciation	(530,483)	(508,878)
Total	$932,463	$954,068

Depreciation and amortization expense for property and equipment amounted to $21,604 and $18,018 for the three months ended March 31, 2014 and 2013, respectively.

6.  INTANGIBLE ASSETS

The Company acquired certain intangible assets pursuant to the acquisition of Artisan Specialty Foods and the acquisition of certain assets of The Haley Group, LLC (see note 2). The following is the net book value of these assets:

	March 31, 2014
		Accumulated
	Gross	Amortization	Net
Trade Name	$217,000	$-	$217,000
Non-Compete Agreement	244,000	(106,750)	137,250
Customer Relationships	534,645	(198,423)	336,222
Goodwill	151,000	-	151,000
Total	$1,146,645	$(305,173)	$841,472

	December 31, 2013
		Accumulated
	Gross	Amortization	Net
Trade Name	$217,000	$-	$217,000
Non-Compete Agreement	244,000	(91,500)	152,500
Customer Relationships	534,645	(167,703)	366,942
Goodwill	151,000	-	151,000
Total	$1,146,645	$(259,203)	$887,442

Total amortization expense charged to operations for the three months ended March 31, 2014 and 2013 was $45,970 and $45,970, respectively.

The trade name is not considered a finite-lived asset, and is not being amortized.  The non-compete agreement is being amortized over a period of 48 months.  The customer relationships acquired in the Artisan and Haley transactions are being amortized over a period of 60 and 36 months, respectively.

As detailed in ASC 350, the Company tests for goodwill impairment in the fourth quarter of each year and whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.  As detailed in ASC 350-20-35-3A, in performing its testing for goodwill impairment, management has completed a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. To complete this review, management followed the steps in ASC 350-20-35-3C to evaluate the fair value of goodwill and considered all known events and circumstances that might trigger an impairment of goodwill. The analysis completed in 2013 and 2012 determined that there was no impairment to goodwill assets.

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Trade payables	$1,345,634	$1,252,746
Accrued payroll and commissions	64,028	32,403
Total accounts payable and accrued liabilities - non-related parties	$1,409,662	$1,285,149

At March 31, 2014 and December 31, 2013, accrued liabilities of $248,985 and $523,110, respectively, to related parties consisted of accrued payroll and payroll related benefits.

8. ACCRUED INTEREST

Accrued interest on the Company’s convertible notes payable is convertible at the option of the note holders into the Company’s common stock a price of $0.25 per share.  At March 31, 2014, convertible accrued interest was $684,148 (including $50,888 to a related party), which was convertible into 2,736,588 shares of common stock; at December 31, 2013, convertible accrued interest was $720,189 (including $48,708 to a related party) which was convertible into 2,880,756 shares of common stock.

9. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

	March 31, 2014	December 31, 2013
Secured Convertible note payable to Alpha Capital Anstalt (f/k/a/ Alpha Capital Aktiengesselschaft) (“Alpha Capital”), originally dated February 25, 2005 and due May 15, 2014. The note contains a cross default provision, and is secured by a majority of the Company’s assets. This note bears interest at the rate of 5% per annum.  The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2013 Notes Payable Extension Agreement (as defined below).  During the three months ended March 31, 2014, principal in the amount of $30,000 was converted to 120,000 shares of common stock, and accrued interest in the amount of $22,408 was converted to 89,632 shares of common stock.
	$109,500	$139,500

Convertible note payable to Alpha Capital due May 15, 2014. This note bears interest at the rate of 5% per annum. This note is unsecured. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2013 Notes Payable Extension Agreement.	21,478	21,478

Convertible note payable to Osher Capital Partners LLC due May 15, 2014. This note bears interest at the rate of 5% per annum. This note is unsecured. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2013 Notes Payable Extension Agreement.	9,638	9,638

Convertible note payable to Assameka Capital Inc. due May 15, 2014. This note bears interest at the rate of 5% per annum. This note is unsecured. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2013 Notes Payable Extension Agreement.	6,884	6,884

Convertible note payable to Alpha Capital due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2013 Notes Payable Extension Agreement.	22,609	22,609

Convertible note payable to Osher Capital Partners LLC due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2013 Notes Payable Extension Agreement.	10,145	10,145

Convertible note payable to Assameka Capital Inc. due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2013 Notes Payable Extension Agreement. During the three months ended March 31, 2014, principal in the amount of $7,246 was converted to 28,984 shares of common stock.	-	7,246

Convertible note payable to Huo Hua due May 15, 2014. This note bears interest at the rate of 5% per annum. This note is unsecured. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2013 Notes Payable Extension Agreement.	20,000	20,000

Convertible secured note payable to Alpha Capital due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2013 Notes Payable Extension Agreement.	100,000	100,000

	March 31, 2014	December 31, 2013
Convertible secured note payable to Alpha Capital due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2013 Notes Payable Extension Agreement.	$15,287	$15,287

Convertible secured note payable to Osher Capital Partners LLC due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2012 Notes Payable Extension Agreement and the 2013 Notes Payable Extension Agreement.	6,860	6,860

Convertible secured note payable to Assameka Capital, Inc. due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2013 Notes Payable Extension Agreement.	4,900	4,900

Convertible secured note payable Alpha Capital due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2013 Notes Payable Extension Agreement.	120,000	120,000

Convertible secured note payable Alpha Capital due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2013 Notes Payable Extension Agreement.	16,957	16,957

Convertible secured note payable to Osher Capital Partners LLC due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2013 Notes Payable Extension Agreement.	7,609	7,609

Convertible secured note payable to Assameka Capital, Inc. due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2013 Notes Payable Extension Agreement. During the three months ended March 31, 2014, principal in the amount of $5,435 was converted to 21,740 shares of common stock.	-	5,435

Twenty-nine convertible notes payable in the amount of $4,500 each to Sam Klepfish, the Company’s CEO and a related party, dated the first of the month beginning on November 1, 2006, issued pursuant to the Company’s then employment agreement with Mr. Klepfish, which provided that the amount of $4,500 in salary is accrued each month to a note payable. These notes are unsecured. These notes bear interest at the rate of 8% per annum and have no due date. These notes and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share.	110,500	110,500

	March 31, 2014	December 31, 2013
Convertible secured note payable to Alpha Capital due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2013 Notes Payable Extension Agreement.	10,000	10,000

Convertible secured note payable to Alpha Capital due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2013 Notes Payable Extension Agreement.	230,000	230,000

Convertible secured note payable to Alpha Capital, due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2013 Notes Payable Extension Agreement.	21,478	21,478

Convertible secured note payable to Osher Capital Partners LLC due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2013 Notes Payable Extension Agreement.	9,638	9,638

Convertible secured note payable to Assameka Capital, Inc. due May 15, 2014. This note bears interest at the rate of 5% per annum. This note contains a cross-default provision, and is secured by a majority of the Company’s assets. The note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. This note was included in the 2013 Notes Payable Extension Agreement.	2,484	2,484

Secured vehicle lease payable at an effective interest rate of 9.96% for purchase of truck, payable in monthly installments (including principal and interest) of $614 through January 2015. During the three months ended March 31, 2014, the Company made payments in the aggregate amount of $1,842 on this note, consisting of $1,668 of principal and $174 of interest.	5,869	7,537

Secured vehicle lease payable at an effective interest rate of 8.26% for purchase of truck payable in monthly installments (including principal and interest) of $519 through June 2015. During the three months ended March 31, 2014, the Company made payments in the aggregate amount of $1,558 on this note, consisting of $1,387 of principal and $171 of interest.	7,377	8,764

Term loan from Fifth Third Bank in the original amount of $1,000,000; $660,439 of this amount was used to pay a note payable; $339,561 was used for working capital. This loan is secured by first priority perfected security interest in all personal property of the Company, bears interest at the rate of Libor plus 4.75%, with monthly payments in the amount of $55,556, due May 26, 2015. During the three months ended March 31, 2014, the Company made payments of principal and interest in the amounts of $166,666 and $11,142, respectively	777,778	944,444

Secured mortgage note payable for the acquisition of land and building in Bonita Springs, Florida in the amount of $546,000. Principal payments of $4,550 and interest at the rate of Libor plus 3% are due monthly. The balance of the principal amount will be due March 2018. During the three months ended March 31, 2014, the Company made payments of principal and interest in the amounts of $13,650 and $3,973, respectively.	$486,850	500,500
Total	$2,133,841	$2,359,893
Less: Discount	(111,776)	(371,812)
Net	$2,022,065	$1,988,081

	For the Three Months Ended
	March 31,
	2014	2013
Discount on Notes Payable amortized to interest expense:	$260,035	$305,048

The Company calculates the fair value of any beneficial conversion features embedded in its convertible notes via the Black-Scholes valuation method. The Company also calculates the fair value of any detachable warrants offered with its convertible notes via the Black-Scholes valuation method.  The instruments are considered discounts to the notes, to the extent the aggregate value of the warrants and conversion features do not exceed the face value of the notes. These discounts are amortized to interest expense over the term of the notes.

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

10.  RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2014:

Pursuant to the terms of an employment agreement, the Company made cash payments to its Chief Executive Officer in the amount of $30,000 for previously-accrued bonuses. Also pursuant to the terms of his employment agreement, the Company  accrued the amount of $24,875 for the value of Restricted Stock Units (“RSU’s”) due to its Chief Executive Officer.

Pursuant to the terms of an employment agreement, the Company made cash payments to its President in the amount of $145,000 for previously-accrued bonuses.

Pursuant to the terms of an employment agreement, the Company made cash payments to its Chief Information and Principal Accounting Officer of $50,000 for previously-accrued bonuses.

Pursuant to the terms of the Artisan Acquisition Agreement, the Company made payments in the aggregate amount of $39,045 to David Vohaska.  Mr. Vohaska is currently an employee of the Company.

The Company purchased 85,950 shares of its common stock from Michael Ferrone, an individual owning greater than 5% of the outstanding shares of the Company. The purchase price was $60,000 or $0.698 per share. These shares were returned to the Company treasury.

For the three months ended March 31, 2013:

Pursuant to the terms of an employment agreement, the Company  made cash payments to its Chief Executive Officer in the amount of $90,500 for previously-accrued bonuses. Also pursuant to the terms of his employment agreement, the Company  issued options to its Chief Executive Officer as follows:  Four year options to purchase 50,000 shares of the Company’s common stock at a price of $0.40 per share which vest on December 31, 2014;  four year options to purchase 50,000 shares of the Company’s common stock at a price of $0.40 per share which vest on  December 31, 2015; five year options to purchase 100,000 shares of the Company’s common stock at a price of $0.57 per share which vest on December 31, 2014; five year options to purchase 62,500 shares of the Company’s common stock at a price of  $1.60 per share which vest on December 31, 2013; and five year options to purchase 62,500 shares of the Company’s common stock at a price of $1.60 per share which vest on December 31, 2014.  The Company also accrued the amount of $27,937 for the value of RSU’s due to its Chief Executive Officer under the terms of his employment agreement.

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

Pursuant to the terms of the Artisan Acquisition Agreement, the Company made a milestone earn-out payment in the amount of $37,500 to David Vohaska.  Mr. Vohaska is currently an employee of the Company.

11.  CONTINGENT LIABILITY

Pursuant to the Artisan acquisition, the Company became obligated to pay up to an additional $300,000, plus interest,  in the event certain financial milestones are met by April 30, 2014 (see note 2).  This obligation had a fair value of $131,000 at the time of the Artisan acquisition.  During the three months ended March 31, 2014, the Company made payments in the aggregate amount of $39,045 against this liability; at March 31, 2014, the Company carried the amount of $41,836 on its balance sheet as a contingent liability in recognition of additional potential payments.

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

13. EQUITY

Common Stock

At March 31, 2014 and December 31, 2013, 214,409 shares are deemed issued but not outstanding by the Company.

Three months ended March 31, 2014:

The Company issued 360,354 shares of common stock for the conversion of principal in the amount of $42,681 and accrued interest in the amount of $47,408 for a total conversion value of $90,089.

The Company issued 16,203 shares of common stock for the cashless exercise of warrants.

The Company purchased 85,950 shares of the Company’s outstanding common stock.  The purchase price was $60,000 and the Company recorded the transaction at cost to Treasury Stock.  In addition, the Company has an additional 400,304 shares of common stock which are held in treasury stock at a cost of $100,099.

Three months ended March 31, 2013:

The Company issued 253,232 shares (post reverse-split) of common stock for settlement of a note.  This issuance of shares was accrued in a prior period, and were carried as common stock subscribed in the company’s balance sheet at December 31, 2012

Warrants

The following table summarizes the significant terms of warrants outstanding at March 31, 2014. These warrants may be settled in cash or via cashless conversion into shares of the Company’s common stock at the request of the warrant holder. These warrants were granted as part of a financing agreement:

		Weighted	Weighted		Weighted
		average	average		average
Range of	Number of	remaining	exercise		exercise
exercise	warrants	contractual	price of	Number of	price of
Prices	Outstanding	life (years)	outstanding Warrants	warrants Exercisable	exercisable Warrants
$0.010	700,000	6.13	$0.010	700,000	$0.010

$0.250	764,781	1.84	$0.250	764,781	$0.250

$0.550	1,507,101	2.84	$0.550	1,507,101	$0.550

$0.575	2,828,406	2.84	$0.575	2,828,406	$0.575
	5,800,288	3.11	$0.456	5,800,288	$0.456

Transactions involving warrants are summarized as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Warrants outstanding at December 31, 2013	5,819,129	$0.457

Granted	-	-
Exercised	(18,841)	0.250
Cancelled / Expired	-	-

Warrants outstanding at March 31, 2014	5,800,288	$0.456

During the three months ended March 31, 2014, warrants to purchase a total of 18,841  shares of common stock at a price of $0.25 were exercise in cashless conversion transactions; this resulted in the net issuance of 16,203 shares of common stock.  There were no warrants issued during the period.

Options

The following table summarizes the changes outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.350	1,240,000	3.34	$0.350	1,240,000	$0.350

$0.380	132,500	1.00	$0.380	132,500	$0.380

$0.400	275,000	2.76	$0.400	25,000	$0.400

$0.450	132,500	1.25	$0.450	132,500	$0.450

$0.474	132,500	1.50	$0.474	132,500	$0.474

$0.480	132,500	1.75	$0.480	132,500	$0.480

$0.570	225,000	3.76	$0.570	-	$ N/A

$1.310	75,000	4.43	$1.310	-	$ N/A

$1.600	310,000	3.76	$1.600	155,000	$1.600
	2,655,000	3.00	$0.566	1,950,000	$0.476

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2013	2,580,000	$0.544

Granted	75,000	$1.310
Exercised	-	-
Cancelled / Expired	-	$-

Options outstanding at March 31, 2014	2,655,000	$0.566

Aggregate intrinsic value of options outstanding and exercisable at March 31, 2014 and 2013 was $2,377,370 and $0, respectively.  Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $1.70 and $0.26 as of March 31, 2014 and 2013, respectively, and the exercise price multiplied by the number of options outstanding.

During the three months ended March 31, 2014, the Company issued options to purchase 75,000 shares of common stock at a price of $1.31 per share with the following terms: four-year options to purchase 12,500 shares vest on December 31, 2014; four-year options to purchase 12,500 shares vest on December 31, 2015; and five-year options to purchase 50,000 shares vest on December 31, 2016.  During the three months ended March 31, 2014 and 2013, the Company charged a total of $8,713 and $7,725, respectively, to operations related to recognized stock-based compensation expense for employee stock options.

Accounting for warrants and stock options

The Company valued warrants and options using the Black-Scholes valuation model utilizing the following variables:

	March 31,	March 31,
	2014	2013
Volatility	189.28%	189.28%
Dividends	$-	$-
Risk-free interest rates	0.37%	0.37%
Term (years)	4.00	4.00

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

Critical Accounting Policy and Estimates

Use of Estimates in the Preparation of Financial Statements

The preparation of the financial statements included in this report requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates include certain assumptions related to doubtful accounts receivable, stock-based services, valuation of financial instruments, and income taxes. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe our estimates have not been materially inaccurate in past years, and our assumptions are not likely to change in the foreseeable future.

Stock options:

The Company accounts for options in accordance FASB ASC 718-40.  Options are valued upon issuance utilizing the Black-Scholes valuation model.   Option expense is recognized over the requisite service period of the related option award. The following table illustrates certain key information regarding our options and option assumptions during the three months ended March 31, 2014 and 2013:

	March 31,
	2014	2013
Number of vested options outstanding	1,950,000	1,570,000

Number of options issued during the period	75,000	-
Number of options vested during the period	30,000	-
Value of options vested during the period	$8,713	-
Number of options recognized during the period pursuant to SFAS 123(R)	30,000	-
Value of options recognized during the period pursuant to SFAS 123(R)	$8,713	$-

Black-Scholes model variables:
Volatility	189.28%	189.28%
Dividends	$-	$-
Risk-free interest rates	0.37%	0.37%
Term (years)	4.00	4.00

Background

We were initially formed in June 1979 as Alpha Solarco Inc., a Colorado corporation. From June 1979 through February 2003, we were either inactive or involved in discontinued business ventures. In February 2003 we changed our name to Fiber Application Systems Technology, Ltd.

In January 2004, we changed our state of incorporation by merging into Innovative Food Holdings, Inc. (“IVFH”), a Florida shell corporation. As a result of the merger we changed our name to that of Innovative Food Holdings, Inc. In February 2004 we also acquired Food Innovations, Inc. (“FII”) and through FII and our other subsidiaries we are in the business of national food distribution and sales using third-party shippers.

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

Transactions With a Major Customer

Transactions with a major customer and related economic dependence information is set forth immediately below and above in Note 2 to the Condensed Consolidated Financial Statements and also in our Annual Report on Form 10-K for the year ended December 31, 2013 (1) following our discussion of Liquidity and Capital Resources, (2) Concentrations of Credit Risk in Note 2 to the Condensed Consolidated Financial Statements, and (3) as the fourth item under Risk Factors.

Relationship with U.S. Foods

In February 2010, one of our subsidiaries, Food Innovations, signed a new contract with U.S. Foods (“USF”).  This  contract with USF expired on December 31, 2012.  However, the contract provides that it automatically renews for an additional 12-month term unless either party notifies the other in writing 30 days prior to the end date of its intent not to renew. Inasmuch as neither party gave the requisite notice, the agreement was automatically extended through December 31, 2013 and again through December 31, 2014.  We believe that although a significant portion of our sales occurs through the USF sales force, the success of the program is less contingent on a contract then on the actual performance and quality of our products. Other than our business arrangements with USF, we are not affiliated with either USF or its subsidiary, Next Day Gourmet, L.P. (“Next Day Gourmet”).  During the three months ended March 31, 2014 and 2013, sales to USF accounted for 76.5%  and 72.9% of total sales, respectively.

RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the three months ended March 31, 2014 and 2013.

This discussion may contain forward looking-statements that involve risks and uncertainties. Our future results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenue

Revenue increased by $311,792, or approximately 5.9%, to $5,553,466 for the three months ended March 31, 2014 from $5,241,674 in the prior year.  The increase was attributable to year-over-year organic sales growth.

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

Cost of goods sold

Our cost of goods sold for the three months ended March 31, 2014 was $3,729,855, an increase of $61,208 or approximately 1.7% compared to cost of goods sold of $3,668,647 for the three months ended March 31, 2013. Cost of goods sold is primarily made up of the following expenses for the three months ended March 31, 2014: cost of goods of specialty, meat, game, cheese poultry and other sales categories in the amount of $2,793,596; and shipping and packaging expenses in the amount of $936,259.  While the  cost of goods sold increased during the quarter as compared to last year, the increase was less than the increase in revenue for the quarter, reflecting  the implementation of improved inventory and cost controls as well as a contribution of higher margin revenues related to the Haley Group.  Total gross margin was approximately 32.8% of sales in 2014, compared to approximately 30.0% of sales in 2013.

In 2014, we continued to price our products in order to gain market share and increase the number of our end users. We were successful in both increasing sales and increasing market share.  We currently expect, if market conditions and our product revenue mix remain constant, that our cost of goods sold will either remain stable or likely improve slightly.

Selling, general and administrative expenses

Selling, general, and administrative expenses increased by $167,497 or approximately 14% to $1,368,111 during the three months ended March 31, 2014 compared to $1,200,614 for the three months ended March 31, 2013. Selling, general and administrative expenses were primarily made up of the following for the three months ended March 31, 2014: payroll and related expenses, including employee benefits, in the amount of $867,797;  facilities and office expense in the amount of $108,830; consulting and professional fees in the amount of $104,700; computer support expenses in the amount of $51,816; amortization and depreciation in the amount of $45,970; travel and entertainment expenses in the amount of $39,633; insurance expense in the amount of $36,390; banking and credit card fees expenses in the amount of $19,117; vehicle expense in the amount of $10,565 and bad debt expense in the amount of $9,689.  The increase in selling, general, and administrative expenses was primarily due to additional personnel expenses and higher professional expenses and other expenses associated with the expansion of certain areas of the Company’s businesses and business lines.  We expect our selling, general, and administrative expenses to remain steady for the remainder of 2014.

Other Income

Other income increased by $20,000 or approximately 100% to $20,000 during the three months ended March 31, 2014 compared to $0 for the three months ended March 31, 2013.  The increase in other income was due to the adjustment of the contingent liability due to The Haley Group, LLC pursuant to the terms of the Haley acquisition.  There were no comparable transactions during the three months ended March 31, 2013.

Interest expense

Interest expense, net of interest income, decreased by $55,771  or approximately 16.3%  to $286,794 during the three months ended March 31, 2014, compared to $342,565 during the three months ended March 31, 2013.  Approximately 9% or $26,759  of the interest expense was accrued or paid interest on the company’s notes payable; approximately 91% or $260,035  of the interest expense was  non-cash interest expense associated with the amortization of the discounts on the Company’s notes payable.

Net Income

For the reasons above, the Company had a net income for the three months ended March 31, 2014 of $188,706, an increased income of $158,858, or approximately 532%, compared to net income of $29,848 during the three months ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014, the Company had current assets of $3,746,474 consisting of cash and cash equivalents of $1,968,216, trade accounts receivable of $841,750,  inventory of $925,192, and other current assets of $11,316.   Also at March 31, 2014, the Company had current liabilities of $3,863,335,  consisting of accounts payable and accrued liabilities of $1,658,647 (of which $248,985 is payable to related parties); accrued interest of $684,148  (of which $50,888 is payable to related parties); current portion of notes payable, net of discounts, of $1,368,204; current portion of notes payable – related parties, net of discounts of $110,500; and contingent purchase price liability of $41,836.

During the three months ended March 31, 2014, the Company generated cash from operating activities in the amount of $191,981.  This consisted of the Company’s net income of $188,706, offset by non-cash charges for the amortization of discount on notes payable of $260,035; depreciation and amortization of $67,574; and non-cash compensation in the amount of $33,588.

The Company had cash used by investing activities of $54,000 for the three months ended March 31, 2014, which consisted of $54,000 for the purchase of an investment. The Company had cash used by financing activities of $243,370 for the three months ended March 31, 2014, which consisted of $183,370 principal payments on notes payable; and $60,000 for the purchase of treasury stock.

The Company had net working deficit of $116,861 as of March 31, 2014.  We have generated positive cash flow from operations during the years ended December 31, 2013 and 2012. In addition, the Company’s auditors removed the going concern qualification to the audit opinion on the Company’s financial statements for the year ended December 31, 2013.   The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines.  Currently, we do not have any material long-term obligations other than those described in Note 10 to the financial statements included in this report. As we seek to increase our sales of new items and enter new markets, acquire new businesses as well as identify new and other consumer and food service oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

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

RISK FACTORS

The Company’s business and success is subject to numerous risk factors as detailed in its Annual Report on Form 10-K for the year ended December 31, 2013 which is available at no cost at www.sec.gov.

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

SIGNATURE	TITLE	DATE

/s/Sam Klepfish	Chief Executive Officer	May 15, 2014
Sam Klepfish

/s/ John McDonald	Principal Financial Officer	May 15, 2014
John McDonald