Form 10-Q
period 2014-06-30
INNOVATIVE FOOD HOLDINGS INC
filed 2014-08-14
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended June 30, 2014

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 8,252,831 shares of common stock outstanding and 8,553,494 shares issued as of August 10, 2014.

INNOVATIVE FOOD HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$2,266,135	$2,073,605
Accounts receivable net	1,148,316	771,205
Inventory	885,329	839,979
Other current assets	11,316	11,316
Total current assets	4,311,096	3,696,105

Property and equipment, net	916,375	954,068
Investment	54,000	-
Intangible assets, net	795,502	887,442
Total assets	$6,076,973	$5,537,615

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,435,134	$1,285,149
Accrued liabilities - related parties	248,985	523,110
Accrued interest	606,080	671,481
Accrued interest - related parties	53,092	48,708
Notes payable, current portion, net of discount	268,132	1,150,253
Notes payable - related parties, current portion	110,500	110,500
Contingent purchase price liability	-	80,881
Total current liabilities	2,721,923	3,870,082

Note payable - long term portion, net of discount	877,265	727,328
Total liabilities	3,599,188	4,597,410

Stockholders’ equity

Common stock, $0.0001 par value; 500,000,000 shares authorized; 8,553,494 and 7,732,456 shares issued and 8,252,831 and 7,117,743 shares outstanding at June 30, 2014 and December 31, 2013, respectively	855	774
Additional paid-in capital	8,684,545	7,702,893
Common stock subscribed	-	-
Treasury stock, 486,254 and 400,304 shares outstanding at June 30, 2014 and December 31, 2013, respectively	(160,099)	(100,099)
Accumulated deficit	(6,047,516)	(6,663,363)
Total stockholder's equity	2,477,785	940,205

Total liabilities and stockholders' equity	$6,076,973	$5,537,615

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(UNAUDITED)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Revenue	$6,449,027	$5,318,301	$12,002,493	$10,559,975
Cost of goods sold	4,464,276	3,830,448	8,194,131	7,499,095
Gross margin	1,984,751	1,487,853	3,808,362	3,060,880

Selling, general and administrative expenses	1,303,106	1,208,343	2,671,217	2,408,957
Total operating expenses	1,303,106	1,208,343	2,671,217	2,408,957

Operating income	681,645	279,510	1,137,145	651,923

Other (income) expense:
Other (income)	-	-	(20,000)	-
Interest expense	254,504	371,992	541,298	714,557
Total other (income) expense	254,504	371,992	521,298	714,557

Income (Loss) before income taxes	427,141	(92,482)	615,847	(62,634)

Income tax expense	-	-	-	-

Net income	$427,141	$(92,482)	$615,847	$(62,634)

Net income (loss) per share - basic	$0.055	$(0.015)	$0.081	$(0.010)

Net income (loss) per share - diluted	$0.033	$(0.015)	$0.047	$(0.010)

Weighted average shares outstanding - basic	7,815,537	6,342,288	7,599,348	6,284,658

Weighted average shares outstanding - diluted	19,566,632	6,342,288	13,164,868	6,284,658

 See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$615,847	$(62,634)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	133,303	127,686
Non-cash compensation	72,833	35,662
Amortization of discount on notes payable	492,776	637,665
Increase (decrease) in allowance for doubtful accounts	(10,595)	125,951
Changes in assets and liabilities:
Accounts receivable, net	(366,516)	(239,611)
Inventory and other current assets, net	(45,350)	(175,804)
Accounts payable and accrued expenses - related party	(294,616)	(263,215)
Accounts payable and accrued expenses	165,060	(15,976)
Contingent liability	(80,881)	-
Net cash provided by operating activities	681,861	169,724

Cash flows from investing activities:
Investment in food company	(54,000)	-
Acquisition of property, plant, and equipment	(3,519)	(309,676)
Net cash used in investing activities	(57,519)	(309,676)

Cash flows from financing activities:
Principal payments on debt	(371,812)	(230,998)
Principal payments on debt - related party	-	(5,640)
Purchase of Treasury Stock	(60,000)	-
Net cash used in financing activities	(431,812)	(236,638)

(Decrease) increase in cash and cash equivalents	192,530	(376,590)

Cash and cash equivalents at beginning of period	2,073,605	1,347,029

Cash and cash equivalents at end of period	$2,266,135	$970,439

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$28,912	$27,941

Taxes	$-	$-

Issuance of 279,310 shares of common stock previously subscribed	$-	$75,638

Issuance of 804,835 and 341,794 shares of common stock for conversion of notes payable and accrued interest during the six months ended June 30, 2014 and 2013, respectively.	$201,210	$85,448

Mortgage and purchase of land and building	$-	$546,000

Discount on notes payable due to extension of term	$745,467	$-

 See notes to these unaudited condensed consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Innovative Food Holdings, Inc., and its wholly owned subsidiaries, some of which are non-operating, Artisan Specialty Foods, Inc. (“Artisan”), Food Innovations, Inc. (“FII”), Food New Media Group, Inc. (“FNM”), Gourmet Foodservice Group, Inc. (“GFG”),  Gourmet Foodservice Warehouse, Inc., Gourmeting Inc., FD Acquisition Corp.,  The Haley Group, Inc.,  (“Haley”), and 4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.) (“Gourmet” and collectively with IVFH and the other subsidiaries, the “Company, or “IVFH”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  All material intercompany transactions have been eliminated upon consolidation of these entities.

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes as contained in Form 10-K for the year ended December 31, 2013. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results of operations to be expected for the full year.

2. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Business Activity

FII, Artisan and GFG are in the business of providing premium foodservice establishments, including white tablecloth restaurants, with the freshest origin-specific perishables and specialty food products direct from its warehouses and from a network of vendors, to the end users (restaurants, hotels, country clubs, national chain accounts, casinos, and catering houses) across the United States within 24 - 72 hours. For The Gourmet Inc., through its website www.forthegourmet.com, and through additional sales channels, provides the highest quality gourmet food products to the direct to consumer market.  FNM currently holds the Company’s intellectual property rights including all rights related to its Artistre® private label brand.

We currently sell the majority of our products (72% and 76% of total sales in the years ended December 31, 2013 and 2012, respectively) through a distributor relationship between FII and Next Day Gourmet, L.P., a subsidiary of U.S. Foods (“USF”), a $20 Billion broad line distributor.  On May 18, 2012, the Company executed a Stock Purchase Agreement (the “Artisan Acquisition Agreement”) to acquire all of the issued and outstanding shares of Artisan Specialty Foods, Inc., an Illinois corporation (“ASF”).  ASF  was previously a supplier to the Company. Artisan is a supplier of over 1,500 niche gourmet products to over 500 customers in the Greater Chicago area.  On November 2, 2012, the Company, through its wholly-owned subsidiary Haley, entered into an asset purchase agreement (the “Haley Acquisition”) with The Haley Group, LLC whereby the Company acquired all existing contracts between The Haley Group, LLC and its customers.

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

Reclassifications and Corrections

Certain reclassifications have been made to conform prior period data to the current presentation. In addition, the Company identified an error and revised its financial statements for the three and six months ended June 30, 2013 related to the elimination of certain intercompany revenues. Management concluded that the errors had no material impact on any of the Company’s previously issued financial statements, are immaterial to the Company’s results for the second quarter of 2013 and full year 2013 results, and had no material effect on the trend of the Company’s financial results. As a result of the immaterial errors discussed above, the unaudited condensed consolidated financial statements reflect the following adjustments: a reduction in cost of goods sold and an offsetting reduction in revenue of $200,648 and $566,295, for the three and six months ended June 30, 2013.   The effect of the reclassifications and immaterial errors had no effect on reported net income.

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

Anti-dilutive shares at June 30, 2014:

For the three months ended June 30, 2014, the Company excluded from the calculation of fully-diluted earnings per share options to purchase 310,000 shares of common stock at an exercise price of $1.60 per share.

For the six months ended June 30, 2014, the Company excluded from the calculation of fully-diluted earnings per share options to purchase 310,000 shares of common stock at an exercise price of $1.60 per share. The Company also excluded 5,728,948 shares issuable upon the conversion of notes payable at an exercise price of $0.25 per share.

Anti-dilutive shares at June 30, 2013:

For the three months ended June 30, 2013, the Company excluded from the calculation of fully-diluted earnings per share warrants to purchase 6,964,000 shares of common stock at exercise prices of $0.01 to $0.60 per share, and options to purchase 2,480,000 shares of common stock issuable at exercise prices of $0.35 to $1.60 per share. The Company also excluded 8,041,373 shares issuable upon the conversion of a note payable and accrued interest an exercise price of $0.25 per share.

For the six months ended June 30, 2013, the Company excluded from the calculation of fully-diluted earnings per share warrants to purchase 6,964,000 shares of common stock at exercise prices of $0.01 to $0.60 per share, and options to purchase 2,480,000 shares of common stock issuable at exercise prices of $0.35 to $1.60 per share. The Company also excluded 8,041,373 shares issuable upon the conversion of a note payable and accrued interest an exercise price of $0.25 per share.

Diluted earnings per share was computed as follows for the three months ended June 30, 2014:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per share	$427,141	7,815,537	$0.055
Effect of Dilutive Securities:
Exercise of in-the-money warrants		3,970,335
Exercise of in-the-money options		1,688,876
Conversion of notes payable and accrued interest	220,637	5,728,948
Shares accrued, not yet issued		362,936

Diluted earnings per share	$647,778	19,566,632	$0.033

Diluted earnings per share was computed as follows for the six months ended June 30, 2014:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per share	$615,847	7,599,348	$0.081
Effect of Dilutive Securities:
Exercise of in-the-money warrants		3,634,221
Exercise of in-the-money options		1,568,363
Shares accrued, not yet issued		362,936

Diluted earnings per share	$615,847	13,164,868	$0.047

Significant Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

3. ACCOUNTS RECEIVABLE

At June 30, 2014 and December 31, 2013, accounts receivable consists of:

	June 30, 2014	December 31, 2013
Accounts receivable from customers	$1,194,461	$827,945
Allowance for doubtful accounts	(46,145)	(56,740)
Accounts receivable, net	$1,148,316	$771,205

4. INVENTORY

Inventory consists primarily of specialty products which are warehoused in Bonita Springs, Florida and Lyons, Illinois. At June 30, 2014 and December 31, 2013, finished goods inventory was as follows:

	June 30, 2014	December 31, 2013
Finished goods inventory	$885,329	$839,979

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

A summary of property and equipment at June 30, 2014 and December 31, 2013, was as follows:

	June 30, 2014	December 31, 2013
Land	$177,383	$177,383
Building	619,955	619,955
Computer and Office Equipment	466,178	462,508
Warehouse Equipment	7,733	7,733
Furniture and Fixtures	162,128	162,128
Vehicles	33,239	33,239
Total before accumulated depreciation	1,466,616	1,462,946
Less: accumulated depreciation	(550,241)	(508,878)
Total	$916,375	$954,068

Depreciation and amortization expense for property and equipment amounted to $19,759 and $17,727 for the three months ended June 30, 2014 and 2013, respectively.  Depreciation and amortization expense for property and equipment amounted to $41,363 and $35,745 for the six months ended June 30, 2014 and 2013, respectively.

6.  INTANGIBLE ASSETS

The Company acquired certain intangible assets pursuant to the acquisition of Artisan Specialty Foods and the acquisition of certain assets of The Haley Group, LLC (see note 2). The following is the net book value of these assets:

	June 30, 2014
		Accumulated
	Gross	Amortization	Net
Trade Name	$217,000	$-	$217,000
Non-Compete Agreement	244,000	(122,000)	122,000
Customer Relationships	534,645	(229,143)	305,502
Goodwill	151,000	-	151,000
Total	$1,146,645	$(351,143)	$795,502

	December 31, 2013
		Accumulated
	Gross	Amortization	Net
Trade Name	$217,000	$-	$217,000
Non-Compete Agreement	244,000	(91,500)	152,500
Customer Relationships	534,645	(167,703)	366,942
Goodwill	151,000	-	151,000
Total	$1,146,645	$(259,203)	$887,442

Total amortization expense charged to operations for the three months ended June 30, 2014 and 2013 was $45,970 and $45,970, respectively. Total amortization expense charged to operations for the six months ended June 30, 2014 and 2013 was $91,940 and $91,940, respectively.

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

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Trade payables	$1,371,918	$1,252,746
Accrued payroll and commissions	63,216	32,403
Total accounts payable and accrued liabilities - non-related parties	$1,435,134	$1,285,149

At June 30, 2014 and December 31, 2013, accrued liabilities of $248,985 and $523,110, respectively, to related parties consisted of accrued payroll and payroll related benefits.

8. ACCRUED INTEREST

Accrued interest on the Company’s convertible notes payable is convertible at the option of the note holders into the Company’s common stock a price of $0.25 per share.  At June 30, 2014, convertible accrued interest was $659,172 (including $53,092 to a related party), which was convertible into 2,636,688 shares of common stock; at December 31, 2013, convertible accrued interest was $720,189 (including $48,708 to a related party) which was convertible into 2,880,756 shares of common stock.

9. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

	June 30, 2014	December 31, 2013
Secured mortgage note payable for the acquisition of land and building in Bonita Springs, Florida in the amount of $546,000. Principal payments of $4,550 and interest at the rate of Libor plus 3% are due monthly. The balance of the principal amount will be due March 2018. During the three months ended June 30, 2014, the Company made payments of principal and interest in the amounts of $13,650 and $3,949, respectively; during the six months ended June 30, 2014, the Company made payments of principal and interest in the amounts of $27,300 and $7,922, respectively.	$473,200	$500,500

Term loan from Fifth Third Bank in the original amount of $1,000,000; $660,439 of this amount was used to pay a note payable; $339,561 was used for working capital. This loan is secured by first priority perfected security interest in all personal property of the Company, bears interest at the rate of Libor plus 4.75%, with principal monthly principal payments of $55,556 plus accrued interest. The note is due May 26, 2015.  During the three months ended June 30, 2014, the Company made payments of principal and interest in the amounts of $166,667 and $9,228, respectively; During the six months ended June 30, 2014, the Company made payments of principal and interest in the amounts of $333,333 and $20,370, respectively
	611,111	944,444

A total of 18 convertible notes payable (the “Convertible Notes Payable”).  Certain of the Convertible Notes Payable contain cross default provisions, and are secured by subordinated interest in a majority of the Company’s assets. The Convertible Notes Payable bear interest at the rate of 1.9% per annum; principal and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share.  During the three months ended June 30, 2014, principal in the amount of $77,902 was converted to 311,608 shares of common stock, and accrued interest in the amount of $33,219 was converted to 132,873 shares of common stock.  During the six months ended June 30, 2014, principal in the amount of $120,583 was converted to 482,332 shares of common stock, and accrued interest in the amount of $80,627 was converted to 322,503 shares of common stock.  Also during the three months ended June 30, 2014, principal in the amount of $5,000 was paid in cash.  Effective May 13, 2014, the due date of these notes was extended from May 15, 2014 to December 31, 2015.  A discount to the notes in the aggregate amount of $732,565  was recorded to recognize the value of the beneficial conversion feature embedded in the extension of the term of the notes.  During the three months ended June 30, 2014, $120,965 of this discount was charged to operations; in addition, the amount of $111,776 representing a previous discount to these notes was also charge to operations during the period.
	$662,565	$788,148

Secured vehicle lease payable at an effective interest rate of 9.96% for purchase of truck, payable in monthly installments (including principal and interest) of $614 through January 2015. During the three months ended June 30, 2014, the Company made payments in the aggregate amount of $1,842 on this note, consisting of $1,710 of principal and $132 of interest. During the six months ended June 30, 2014, the Company made payments in the aggregate amount of $3,684 on this note, consisting of $3,378 of principal and $306 of interest.	4,159	7,537

	June 30, 2014	December 31, 2013
Twenty-nine convertible notes payable in the amount of $4,500 each to Sam Klepfish, the Company’s CEO and a related party, dated the first of the month beginning on November 1, 2006, issued pursuant to the Company’s then employment agreement with Mr. Klepfish, which provided that the amount of $4,500 in salary is accrued each month to a note payable. These notes are unsecured.  These notes bear interest at the rate of 8% per annum and have no due date. As of July 1, 2014, the notes bear an interest rate of 1.9%.  These notes and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share.  During the six months ended June 30, 2014, Mr. Klepfish gifted  three  notes to an unrelated third party.
	110,500	110,500

Secured vehicle lease payable at an effective interest rate of 8.26% for purchase of truck payable in monthly installments (including principal and interest) of $519 through June 2015. During the three months ended June 30, 2014, the Company made payments in the aggregate amount of $1,558 on this note, consisting of $1,415 of principal and $143 of interest. During the six months ended June 30, 2014, the Company made payments in the aggregate amount of $3,116 on this note, consisting of $2,802 of principal and $314 of interest.	$5,962	8,764
Total	$1,867,497	$2,359,893
Less: Discount	(611,600)	(371,812)
Net	$1,255,897	$1,988,081

During the three and six months ended June 30, 2014, the Company amortized discounts to notes payable in the amounts of $232,741 and $492,776, respectively.  During the three and six months ended June 30, 2013, the Company amortized discounts to notes payable the amounts of $332,617 and $637,665, respectively.

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

Effective May 13, 2014, the Company entered into agreements (the “2014 Notes Payable Extension Agreement”) with certain convertible notes holders regarding nineteen convertible notes in the aggregate amount of $732,565  in principal and $684,147 in accrued interest.  Pursuant to the 2014 Notes Payable Extension Agreement, the maturity date of each note and accrued interest was extended to December 31, 2015, and the interest rate was reduced to 1.9%.   The prior discount had been fully amortized.  At May 13, 2014, the Company recorded a new discount on the convertible notes which was attributable to the conversion in the aggregate amount of $732,467,   which was charged to additional paid-in capital.  The discount will be amortized over the term of the related notes.

10.  RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2014:

Pursuant to the terms of the Artisan Acquisition Agreement, the Company made payments in the aggregate amount of $77,581 to David Vohaska.  Mr. Vohaska is no longer a related party.

Pursuant to a settlement agreement,  the Company purchased 85,950 shares of its common stock from Michael Ferrone, an individual owning greater than 5% of the outstanding shares of the Company. The purchase price was $60,000 or $0.698 per share. These shares were returned to the Company treasury.

For the six months ended June 30, 2013:

Pursuant to the terms of the Artisan Acquisition Agreement, the Company made a milestone earn-out payment in the amount of $37,500 to David Vohaska.  Mr. Vohaska is no longer a related party.

11.  CONTINGENT LIABILITY

Pursuant to the Artisan acquisition, the Company was obligated to pay up to an additional $300,000, plus interest, in the event certain financial milestones are met by April 30, 2014.  This obligation had a fair value of $131,000 at the time of the Artisan acquisition.  During the three and six months ended June 30, 2014, the Company made payments in the aggregate amount of $38,536 and $77,581, respectively, against this liability. During the three months ended June 30, 2014, the Company reversed an accrual in the amount of $3,300 related to this liability. At June 30, 2014, there is no further balance due under this obligation.

12. EQUITY

Common Stock

At June 30, 2014 and December 31, 2013, 214,409 shares are deemed issued but not outstanding by the Company.

Six months ended June 30, 2014:

The Company issued 804,835 shares of common stock for the conversion of principal in the amount of $120,583 and accrued interest in the amount of $80,627 for a total conversion value of $201,210.

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

Six months ended June 30, 2013:

The Company issued 279,310 shares of common stock for settlement of a note. This issuance of shares was accrued in a prior period, and was carried as common stock subscribed in the company’s balance sheet at December 31, 2012.

During the six months ended June 30, 2013, the Company issued 341,794 shares of common stock for the conversion of principal of a convertible note in the amount of $50,000 and accrued interest in the amount of $35,448, for a total conversion value of $85,448.

Warrants

The following table summarizes the significant terms of warrants outstanding at June 30, 2014. These warrants may be settled in cash or via cashless conversion into shares of the Company’s common stock at the request of the warrant holder. These warrants were granted as part of a financing agreement:

		Weighted	Weighted		Weighted
		average	average		average
Range of	Number of	remaining	exercise		exercise
exercise	warrants	contractual	price of	Number of	price of
Prices	Outstanding	life (years)	outstanding Warrants	warrants Exercisable	exercisable Warrants
$0.010	700,000	5.88	$0.010	700,000	$0.010

$0.250	764,781	1.59	$0.250	764,781	$0.250

$0.550	1,507,101	2.59	$0.550	1,507,101	$0.550

$0.575	2,828,406	2.59	$0.575	2,828,406	$0.575
	5,800,288	2.86	$0.456	5,800,288	$0.456

Transactions involving warrants are summarized as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Warrants outstanding at December 31, 2013	5,819,129	$0.457

Granted	-	-
Exercised	(18,841)	0.250
Cancelled / Expired	-	-

Warrants outstanding at June 30, 2014	5,800,288	$0.456

During the six months ended June 30, 2014, warrants to purchase a total of 18,841  shares of common stock at a price of $0.25 were exercise in cashless conversion transactions; this resulted in the net issuance of 16,203 shares of common stock.  There were no warrants issued during the period.

Options

The following table summarizes the changes outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.350	1,240,000	3.09	$0.350	1,240,000	$0.350

$0.380	132,500	0.75	$0.380	132,500	$0.380

$0.400	275,000	2.51	$0.400	25,000	$0.400

$0.450	132,500	1.00	$0.450	132,500	$0.450

$0.474	132,500	1.25	$0.474	132,500	$0.474

$0.480	132,500	1.50	$0.480	132,500	$0.480

$0.570	225,000	3.51	$0.570	-	$ N/A

$1.310	75,000	4.18	$1.310	-	$ N/A

$1.600	310,000	3.51	$1.600	155,000	$1.600
	2,655,000	2.75	$0.566	1,950,000	$0.476

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2013	2,580,000	$0.544

Granted	75,000	$1.310
Exercised	-	-
Cancelled / Expired	-	$-

Options outstanding at June 30, 2014	2,655,000	$0.566

Aggregate intrinsic value of options outstanding and exercisable at June 30, 2014 and 2013 was $1,473,620 and $85,200, respectively.  Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $1.20 and $0.38 as of June 30, 2014 and 2013, respectively, and the exercise price multiplied by the number of options outstanding.

During the six months ended June 30, 2014, the Company issued options to purchase 75,000 shares of common stock at a price of $1.31 per share with the following terms: four-year options to purchase 12,500 shares vest on December 31, 2014; four-year options to purchase 12,500 shares vest on December 31, 2015; and five-year options to purchase 50,000 shares vest on December 31, 2016.  During the three and six months ended June 30, 2014, the Company charged a total of $39,245 and $47,958, respectively, to operations related to recognized stock-based compensation expense for employee stock options; during the three and six months ended June 30, 2013, the Company charged a total of $0 and $35,662, respectively, to operations related to recognized stock-based compensation expense for employee stock options.

Accounting for warrants and stock options

The Company valued warrants and options using the Black-Scholes valuation model utilizing the following variables:

	June 30,	June 30,
	2014	2013
Volatility	187.68%	189.28%
Dividends	$-	$-
Risk-free interest rates	0.37%	0.37%
Term (years)	4.00	4.00

13. SUBSEQUENT EVENTS

Effective August 13, 2014,  the Company amended the terms of the employment agreements of its CEO and President to, among other things, extend the agreements for one year through 2016, provide for salary increases of 10%, removal of rights to certain bonuses as currently provided for 2014 and 2015 and added a simplified EBITDA driven performance based bonus structure for  2014.  The amended terms also provide that the executives may elect to take any part of the cash portion of salary or bonus in cash or stock, but the stock portion may only be taken in stock.  A summary of the amended terms is attached hereto as an exhibit.

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

●
 Our dependence on one major customer, our contract with whom ends in December 2014, and while we are negotiating a multi-year extension, no assurance can be given that the negotiations will be successful.

●	Our ability to employ and retain qualified management and employees,

●	Our dependence on the efforts and abilities of our current employees and executive officers,

●	Changes in government regulations that are applicable to our current or anticipated business,

●	Changes in the demand for our services,

●	The degree and nature of our competition,

●	The lack of diversification of our business plan,

●	Our ability to integrate new acquisitions into our existing operations,

●	The general volatility of the capital markets and the establishment of a market for our shares, and

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

Stock options:

The Company accounts for options in accordance FASB ASC 718-40.  Options are valued upon issuance utilizing the Black-Scholes valuation model.   Option expense is recognized over the requisite service period of the related option award. The following table illustrates certain key information regarding our options and option assumptions during the six months ended June 30, 2014 and 2013:

	June 30,
	2014	2013
Number of vested options outstanding	1,950,000	1,695,000

Number of options issued during the period	75,000	810,000
Number of options vested during the period	30,000	25,000
Value of options vested during the period	$8,713	-
Number of options recognized during the period pursuant to SFAS 123(R)	30,000	-
Value of options recognized during the period pursuant to SFAS 123(R)	$47,958	$-

Black-Scholes model variables:
Volatility	187.68%	214.36%
Dividends	$-	$-
Risk-free interest rates	0.37%	0.14 - 0.41%
Term (years)	4.00	0.75 - 4.59

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

Relationship with U.S. Foods

In February 2010, one of our subsidiaries, Food Innovations, signed a new contract with U.S. Foods (“USF”).  This  contract with USF expired on December 31, 2012.  However, the contract provides that it automatically renews for an additional 12-month term unless either party notifies the other in writing 30 days prior to the end date of its intent not to renew. Inasmuch as neither party gave the requisite notice, the agreement was automatically extended through December 31, 2013 and again through December 31, 2014. Discussions are currently ongoing with respect to entering into a new multi-year agreement.   We believe that although a significant portion of our sales occurs through the USF sales force, the success of the program is less contingent on a contract then on the actual performance and quality of our products. Other than our business arrangements with USF, we are not affiliated with either USF or its subsidiary, Next Day Gourmet, L.P. (“Next Day Gourmet”).  During the three months ended June 30, 2014 and 2013, sales to USF accounted for 72%  and 72% of total sales, respectively. During the six months ended June 30, 2014 and 2013, sales to USF accounted for 74% and 70% of total sales, respectively.

RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the three and six months ended June 30, 2014 and 2013.

This discussion may contain forward looking-statements that involve risks and uncertainties. Our future results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenue

Revenue increased by $1,130,726, or approximately 21.3%, to $6,449,027 for the three months ended June 30, 2014 from $5,318,301 in the prior year.  The increase was attributable to year-over-year organic sales growth.

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

Cost of goods sold

Our cost of goods sold for the three months ended June 30, 2014 was $4,464,276, an increase of $633,828 or approximately 16.5% compared to cost of goods sold of $3,830,448 for the three months ended June 30, 2013. Cost of goods sold is primarily made up of the following expenses for the three months ended June 30, 2014: cost of goods of specialty, meat, game, cheese poultry and other sales categories in the amount of $3,463,498; and shipping and packaging expenses in the amount of $1,000,778.  While the cost of goods sold increased during the quarter as compared to last year, the increase was less than the increase in revenue for the quarter, reflecting  the implementation of improved inventory and cost controls as well as a contribution of higher margin revenues related to the Haley Group.  Total gross margin was approximately 30.8% of sales in the second quarter of 2014, compared to approximately 28.0% of sales in the second quarter of 2013.

In 2014, we continued to price our products in order to gain market share and increase the number of our end users. We were successful in both increasing sales and increasing market share.  We currently expect, if market conditions and our product revenue mix remain constant, that our cost of goods sold will likely remain stable.

Selling, general and administrative expenses

Selling, general, and administrative expenses increased by $94,763  or approximately 7.8%  to $1,303,106  during the three months ended June 30, 2014 compared to $1,208,343 for the three months ended June 30, 2013. Selling, general and administrative expenses were primarily made up of the following for the three months ended June 30, 2014: payroll and related expenses, including employee benefits, in the amount of $897,629;  facilities and office expense in the amount of $106,978; consulting and professional fees in the amount of $90,975; amortization and depreciation in the amount of $65,727; commissions in the amount of travel and entertainment expenses in the amount of $37,970; insurance expense in the amount of $32,796; computer support expenses in the amount of $26,140; banking and credit card fees expenses in the amount of $26,077; vehicle expense in the amount of $15,921; food show expense in the amount of $11,679; advertising in the amount of $3,237; and bad debt expense in the amount of ($15,414).  The increase in selling, general, and administrative expenses was primarily due to additional personnel expenses and higher professional expenses and other expenses associated with the expansion of certain areas of the Company’s businesses and business lines.  We expect our selling, general, and administrative expenses to remain steady for the remainder of 2014.

Interest expense

Interest expense, net of interest income, decreased by $117,488  or approximately 31.6%  to $254,504   during the three months ended June 30, 2014, compared to $371,992 during the three months ended June 30, 2013.  Approximately 8.6% or $21,763  of the interest expense was accrued or paid interest on the company’s notes payable; approximately 91.4% or $232,741 of the interest expense was  non-cash interest expense associated with the amortization of the discounts on the Company’s notes payable.

Net Income

For the reasons above, the Company had a net income for the three months ended June 30, 2014 of $427,141, which is an increase of $519,623, compared to a net loss of $92,482 during the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenue

Revenue increased by $1,442,518, or approximately 13.7%, to $12,002,493 for the six months ended June 30, 2014 from $10,559,975 in the prior year.  The increase was attributable to year-over-year organic sales growth.

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

Cost of goods sold

Our cost of goods sold for the six months ended June 30, 2014 was $8,194,131, an increase of $695,036 or approximately 9.3% compared to cost of goods sold of $7,499,095 for the six months ended June 30, 2013. Cost of goods sold is primarily made up of the following expenses for the six months ended June 30, 2014: cost of goods of specialty, meat, game, cheese poultry and other sales categories in the amount of $6,257,094; and shipping and packaging expenses in the amount of $1,937,037.  While the  cost of goods sold increased during the quarter as compared to last year, the increase was less than the increase in revenue for the quarter, reflecting  the implementation of improved inventory and cost controls as well as a contribution of higher margin revenues related to the Haley Group.  Total gross margin was approximately 31.7% of sales in 2014, compared to approximately 29.0% of sales in 2013.

In 2014, we continued to price our products in order to gain market share and increase the number of our end users. We were successful in both increasing sales and increasing market share.  We currently expect, if market conditions and our product revenue mix remain constant, that our cost of goods sold will likely remain stable.

Selling, general and administrative expenses

Selling, general, and administrative expenses increased by $262,260  or approximately 10.9% to $2,671,217  during the six months ended June 30, 2014 compared to $2,408,957 for the six months ended June 30, 2013. Selling, general and administrative expenses were primarily made up of the following for the six months ended June 30, 2014: payroll and related expenses, including employee benefits, in the amount of $1,804,729;  facilities and office expense in the amount of $215,808; consulting and professional fees in the amount of $195,675; amortization and depreciation in the amount of $133,303; computer support expenses in the amount of $77,956; travel and entertainment expenses in the amount of $77,573; insurance expense in the amount of $69,186; banking and credit card fees expenses in the amount of $45,194; vehicle expense in the amount of $26,486; advertising expense of $15,051; food show expenses of $12,560; and bad debt expense in the amount of ($5,725).  The increase in selling, general, and administrative expenses was primarily due to additional personnel expenses and higher professional expenses and other expenses associated with the expansion of certain areas of the Company’s businesses and business lines.  We expect our selling, general, and administrative expenses to remain steady for the remainder of 2014.

Other Income

Other income increased by $20,000 to $20,000 during the six months ended June 30, 2014 compared to $0 for the six months ended June 30, 2013.  The increase in other income was due to the adjustment of the contingent liability due to The Haley Group, LLC pursuant to the terms of the Haley acquisition.  There were no comparable transactions during the six months ended June 30, 2013.

Interest expense

Interest expense, net of interest income, decreased by $173,259 or approximately 24.2% to $541,298  during the six months ended June 30, 2014, compared to $714,557 during the six months ended June 30, 2013.  Approximately 9.0% or $48,522 of the interest expense was accrued or paid interest on the company’s notes payable; approximately 91.0% or $492,776 of the interest expense was  non-cash interest expense associated with the amortization of the discounts on the Company’s notes payable.

Net Income

For the reasons above, the Company had a net income for the six months ended June 30, 2014 of $615,847, an increase of $678,481 compared to net loss of $62,634 during the six months ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2014, the Company had current assets of $4,311,096 consisting of cash and cash equivalents of $2,266,135, trade accounts receivable of $1,148,316, inventory of $885,329, and other current assets of $11,316.  Also at June 30, 2014, the Company had current liabilities of $2,721,923, consisting of accounts payable and accrued liabilities of $1,684,119 (of which $248,985 is payable to related parties); accrued interest of $659,172 (of which $53,092 is payable to related parties); current portion of notes payable, net of discounts, of $268,132; and current portion of notes payable – related parties, of $110,500.

During the six months ended June 30, 2014, the Company generated cash from operating activities in the amount of $681,861.   This consisted of the Company’s net income of $615,847, offset by non-cash charges for the amortization of discount on notes payable of $492,776; depreciation and amortization of $133,303; and non-cash compensation in the amount of $72,833.

The Company had cash used by investing activities of $57,519 for the six months ended June 30, 2014, which consisted primarily of $54,000 for the purchase of an investment and $3,519 for the acquisition of equipment. The Company had cash used by financing activities of $431,812 for the six months ended June 30, 2014, which consisted of $371,812 principal payments on notes payable; and $60,000 for the purchase of treasury stock.

The Company had net working capital of $1,589,173 as of June 30, 2014. We have generated positive cash flow from operations during the years ended December 31, 2013 and 2012. The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines.  Currently, we do not have any material long-term obligations other than those described in Note 9 to the financial statements included in this report. As we seek to increase our sales of new items and enter new markets, acquire new businesses as well as identify new and other consumer and food service oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1 Summary of amended terms of Employment Agreement for certain Executive Officers

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

SIGNATURE	TITLE	DATE

/s/Sam Klepfish	Chief Executive Officer	August 14, 2014
Sam Klepfish

/s/ John McDonald	Principal Financial Officer	August 14, 2014
John McDonald