Form 10-Q
period 2014-09-30
INNOVATIVE FOOD HOLDINGS INC
filed 2014-11-19
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended September 30, 2014

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 20,673,326 shares of common stock outstanding and 21,373,989 shares issued as of November 16, 2014.

INNOVATIVE FOOD HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Innovative Food Holdings, Inc.
Condensed Consolidated Balance Sheet

	September 30,	December 31,
	2014	2013
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$4,079,213	$2,073,605
Accounts receivable net	1,165,410	771,205
Inventory	1,231,299	839,979
Other current assets	351,024	11,316
Due from related parties	462,626	-
Total current assets	7,289,572	3,696,105

Property and equipment, net	1,933,251	954,068
Investments	104,000	-
Intangible assets, net	23,688,611	887,442
Total assets	$33,015,434	$5,537,615

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,496,724	$1,285,149
Deferred revenue	3,961,634	-
Accrued liabilities - related parties	178,150	523,110
Accrued interest	617,038	671,481
Accrued interest - related parties	53,621	48,708
Revolving credit facilities	897,222	-
Notes payable, current portion, net of discount	209,339	1,150,253
Notes payable - related parties, current portion	110,500	110,500
Contingent liabilities	448,750	80,881
Total current liabilities	10,972,978	3,870,082

Note payable - long term portion, net of discount	1,883,324	727,328
Notes payable - related parties, long term portion	2,199,970	-
Total liabilities	15,056,272	4,597,410

Equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 21,023,989 and 7,732,456 shares issued and 20,323,326 and 7,117,743 shares outstanding at September 30, 2014 and December 31, 2013, respectively	2,102	774
Additional paid-in capital	24,528,736	7,702,893
Common stock subscribed	250,000	-
Treasury stock, 486,254 and 400,304 shares outstanding at September 30, 2014 and December 31, 2013, respectively	(160,099)	(100,099)
Accumulated deficit	(6,701,140)	(6,663,363)
Total Innovative Food Holdings, Inc.’s stockholders’ equity	17,919,599	940,205
Noncontrolling interest in variable interest entity	39,563	-
Total equity	17,959,162	940,205

Total liabilities and equity	$33,015,434	$5,537,615

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2014	2013	2014	2013

Revenue	$8,757,934	$5,840,283	$20,760,427	$16,400,258
Cost of goods sold	6,577,167	4,161,765	14,771,298	11,660,860
Gross margin	2,180,767	1,678,518	5,989,129	4,739,398

Selling, general and administrative expenses	2,673,836	1,282,722	5,345,053	3,691,679
Total operating expenses	2,673,836	1,282,722	5,345,053	3,691,679

Operating income	(493,069)	395,796	644,076	1,047,719

Other (income) expense:
Other (income)	(25,495)	-	(45,495)	-
Interest expense	146,487	733,554	687,785	1,448,111
Total other (income) expense	120,992	733,554	642,290	1,448,111

Net (loss) income before taxes	(614,061)	(337,758)	1,786	(400,392)

Income tax expense	-	-	-	-

Net (loss) income	$(614,061)	$(337,758)	$1,786	$(400,392)

Less net income attributable to noncontrolling interest in variable interest entities	39,563	-	39,563	-

Net (loss) attributable to Innovative Food Holdings, Inc.	$(653,624)	$(337,758)	$(37,777)	$(400,392)

Net (loss) per share - basic	$(0.077)	$(0.052)	$(0.005)	$(0.063)

Net (loss) per share - diluted	$(0.077)	$(0.052)	$(0.005)	$(0.063)

Weighted average shares outstanding - basic	9,374,203	6,479,385	8,249,469	6,405,756

Weighted average shares outstanding - diluted	9,374,203	6,479,385	8,249,469	6,405,756

 See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	For the Nine	For the Nine
	Months Ended	Months Ended
	Sept 30,	Sept 30,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$1,786	$(400,392)
Gain on disposition of property and equipment	(24,495)	-
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Increase in allowance for doubtful accounts	25,316	93,112
Depreciation and amortization	503,650	196,058
Non-cash compensation	160,855	35,662
Amortization of discount on notes payable	608,541	1,337,934
Changes in assets and liabilities:
Accounts receivable, net	(417,181)	120,463
Deferred revenue	139,446	-
Inventory and other current assets, net	(108,779)	(285,623)
Accounts payable and accrued expenses - related party	(269,212)	(260,987)
Accounts payable and accrued expenses	545,406	(8,913)
Contingent liability	(107,131)	-
Net cash provided by operating activities	1,058,202	827,314

Cash flows from investing activities:

Investments in companies	(104,000)	-
Acquisition of Organic Food Brokers	(100,000)	-
Cash received in acquisition of The Fresh Diet	277,885	-
Cash received from sale of property and equipment	51,933	-
Acquisition of property and equipment	(3,519)	(338,140)
Net cash provided by (used in) investing activities	122,299	(338,140)

Cash flows from financing activities:
Purchase of treasury stock	(60,000)	(100,000)
Common stock sold for cash	1,835,000	0
Net principal payments on notes and capital leases	(949,893)	(361,411)
Net cash provided by (used in) financing activities	825,107	(461,411)

Increase in cash and cash equivalents	2,005,608	27,763

Cash and cash equivalents at beginning of period	2,073,605	1,347,029

Cash and cash equivalents at end of period	$4,079,213	$1,374,792

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$44,367	$43,154

Taxes	$-	$-

Issuance of 279,310 shares of common stock previously subscribed	$-	$68,336

Issuance of 341,794 shares of common stock for conversion of notes payable and accrued interest	$-	$85,448

Mortgage and purchase of land and building	$-	$546,000

Issuance of 10,000,000 shares of common stock for acquisition of The Fresh Diet	$14,000,000	$-

Issuance of 846,266 shares of common stock for conversion of notes payable and accrued interest	$211,482	$-

Discount on notes payable due to extension of term	$732,565	$-

Acquisition note and options issued for the purchase of Organic Food Brokers	$271,349	$-

 See notes to these unaudited condensed consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Innovative Food Holdings, Inc., and its wholly owned subsidiaries, some of which are non-operating, Artisan Specialty Foods, Inc. (“Artisan”), Food Innovations, Inc. (“FII”), Food New Media Group, Inc. (“FNM”), Organic Food Brokers (“OFB”), Gourmet Foodservice Group, Inc. (“GFG”),  Gourmet Foodservice Warehouse, Inc., Gourmeting Inc., The Fresh Diet, Inc., (“The Fresh Diet”), The Haley Group, Inc.,  (“Haley”), and 4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.) (“Gourmet” and collectively with IVFH and the other subsidiaries, the “Company, or “IVFH”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All material intercompany transactions have been eliminated upon consolidation of these entities.

Consolidation of Variable Interest Entity

The Company consolidates the financial statements of a variable interest entity (“VIE”) in which it is the primary beneficiary. In determining whether the Company is the primary beneficiary of a variable interest entity, consideration is given to a number of factors, including the ability to direct the activities that most significantly affect the entity’s economic success as well as the Company’s exposure to absorb the losses and obligations of such entities. Late Night Express Courier Service, Inc., an independent company providing delivery services to The Fresh Diet customers, was determined to be a VIE that was required to be consolidated under Accounting Standards Codification (“ASC”) 810, Consolidation, as set forth by the Financial Accounting Standards Board (“FASB”) and accordingly, was included in the accompanying unaudited condensed consolidated financial statements as of and for the period ended September 30, 2014. All material inter-company transactions and balances of the Company’s wholly owned subsidiaries and VIE have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes as contained in Form 10-K for the year ended December 31, 2013. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations to be expected for the full year. The results of The Fresh Diet have been included since its acquisition on August 15, 2014.

2. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Business Activity

FII, Artisan, GFG are in the business of providing premium foodservice establishments, including white tablecloth restaurants, with the freshest origin-specific perishables and specialty food products direct from its warehouses and from a network of vendors, to the end users (restaurants, hotels, country clubs, national chain accounts, casinos, and catering houses) across the United States within 24 - 72 hours. For The Gourmet Inc., through its website www.forthegourmet.com, and through additional sales channels, provides the highest quality gourmet food products to the direct to consumer market.  FNM currently holds the Company’s intellectual property rights including all rights related to its Artistre® private label brand. Haley is a food manufacturer representative that manages food manufacturing foodservice relationships at a food distributor’s corporate level. OFB works closely with emerging food brands to develop and execute sales, marketing and distribution plans via its nationwide network of retail-related food broker relationships while providing emerging food brands distribution and shelf placement access in all of the major metro markets in the food retail industry.

The Fresh Diet is in the business of providing freshly prepared gourmet specialty meals, using the finest specialty, artisanal, direct from source ingredients, delivered daily, directly to consumers using The Fresh Diet® platform.  The Fresh Diet’s platform includes a company managed and owned preparation and logistics infrastructure, including a comprehensive company owned network of same day and next day last mile food delivery capabilities.

We have historically sold the majority of our products (72% and 76% of total sales in the years ended December 31, 2013 and 2012, respectively) through a distributor relationship between FII and Next Day Gourmet, L.P., a subsidiary of U.S. Foods (“USF”), a $20 billion broad line distributor.  On May 18, 2012, the Company executed a Stock Purchase Agreement (the “Artisan Acquisition Agreement”) to acquire all of the issued and outstanding shares of Artisan Specialty Foods, Inc., an Illinois corporation (“ASF”).  ASF  was previously a supplier to the Company. Artisan is a supplier of over 1,500 niche gourmet products to over 500 customers in the Greater Chicago area.  On November 2, 2012, the Company, through its wholly-owned subsidiary Haley, entered into an asset purchase agreement (the “Haley Acquisition”) with The Haley Group, LLC whereby the Company acquired all existing contracts between The Haley Group, LLC and its customers.  Pursuant to a purchase agreement (the “Organic Food Brokers Purchase Agreement”), effective June 30, 2014, the Company purchased 100% of the membership interest of Organic Food Brokers, LLC, a Colorado limited liability company (“OFB”).  Also, pursuant to a purchase agreement (the “The Fresh Diet Purchase Agreement”), effective August 15, 2014, the Company purchased 100% of the common stock of The Fresh Diet, Inc.

Use of Estimates

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates include, for example, certain assumptions related to doubtful accounts receivable, stock-based services, valuation of financial instruments, contingent liabilities and income taxes. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe our estimates have not been materially inaccurate in past years, and our assumptions are not likely to change in the foreseeable future.

Reclassifications and Corrections

Certain reclassifications have been made to conform prior period data to the current presentation. In addition, the Company identified an error and revised its financial statements for the three and six months ended September 30, 2013 related to the elimination of certain intercompany revenues. Management concluded that the errors had no material impact on any of the Company’s previously issued financial statements, are immaterial to the Company’s results for the second quarter of 2013 and full year 2013 results, and had no material effect on the trend of the Company’s financial results. As a result of the immaterial errors discussed above, the unaudited condensed consolidated financial statements reflect the following adjustments: a reduction in cost of goods sold and an offsetting reduction in revenue of $164,808 and $731,013 for the three and nine months ended September 30, 2013, respectively.  The effect of the reclassifications and immaterial errors had no effect on reported net income.

Revenue Recognition

The Company recognizes revenue upon product delivery. All of our products are shipped either same day, overnight or through longer shipping terms to the customer and the customer takes title to product and assumes risk and ownership of the product when it is delivered. Shipping charges to customers and sales taxes collectible from customers, if any, are included in revenues.

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

Revenue from the sale of meals is recognized when the earnings process is complete, which is upon the delivery of the product to the Company’s customers. Meal programs are sold weekly, bi-weekly and monthly. Meal programs are non-returnable and non-refundable if not cancelled within 3 days of initial delivery. Refunds of cancelled meal plans are recorded at the time of cancellation.

Cost of Goods Sold

Costs recorded in Cost of Goods Sold in the condensed consolidated statement of operations include the costs of raw materials, packaging, product conversion, and delivery.

Deferred Revenue

Deferred revenue consists of cash received for meals that have not yet been delivered to the customer.

Advertising Costs

The Company’s policy is to report advertising costs as expenses in the periods in which the costs are incurred. The total amounts charged to advertising expense were approximately $67,660 and $82,711, respectively, for the three and nine months ended September 30, 2014.

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

Anti-dilutive shares at September 30, 2014:

For the three and nine months ended September 30, 2014, the Company excluded from the calculation of fully-diluted earnings per share because the effect would have been anti-dilutive: warrants to purchase 3,040,124 shares of common stock at exercise prices from $0.01 to $0.575 per share; options to purchase 1,576,389 shares of common stock at exercise prices from $0.35 to $0.57 per share; and conversion options to purchase 5,772,206 shares of common stock at $0.25 per share.  The Company also excluded 210,520 shares committed to be issued because the effect would have been anti-dilutive.

Anti-dilutive shares at September 30, 2013:

For the three months ended September 30, 2013, the Company excluded from the calculation of fully-diluted earnings per share warrants to purchase 6,964,000 shares of common stock at exercise prices of $0.01 to $0.575 per share, and options to purchase 2,480,000 shares of common stock issuable at exercise prices of $0.35 to $1.60 per share. The Company also excluded 10,269,844 shares issuable upon the conversion of a note payable and accrued interest an exercise price of $0.25 per share.

For the nine months ended September 30, 2013, the Company excluded from the calculation of fully-diluted earnings per share warrants to purchase 6,964,000 shares of common stock at exercise prices of $0.01 to $0.575 per share, and options to purchase 2,480,000 shares of common stock issuable at exercise prices of $0.35 to $1.60 per share. The Company also excluded 10,269,844 shares issuable upon the conversion of a note payable and accrued interest an exercise price of $0.25 per share.

Diluted earnings per share was computed as follows for the three and nine months ended September 30, 2014:

	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic loss per share	$(653,624)	9,374,203	$(0.077)
Effect of Dilutive Securities:
Exercise of in-the-money warrants	-	-	-
Exercise of in-the-money options	-	-	-
Conversion of notes payable and accrued interest	-	-	-
Shares accrued, not yet issued	-	-	-

Diluted earnings per share	$(653,624)	9,374,203	$(0.077)

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per share	$(37,777)	8,249,469	$(0.005)
Effect of Dilutive Securities:
Exercise of in-the-money warrants	-	-	-
Exercise of in-the-money options	-	-	-
Shares accrued, not yet issued	-	-	-

Diluted earnings per share	$(37,777)	8,249,469	$(0.005)

Significant Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

3.  ACQUISITIONS

The Fresh Diet

The Fresh Diet Merger was accounted for as an acquisition of an ongoing business in accordance with ASC Topic 805 - Business Combinations (“ASC 805”), where the Company was treated as the acquirer and the acquired assets and assumed liabilities were recorded by the Company at their preliminary estimated fair values. The total purchase price of the assets acquired and assumed liabilities included; cash, inventory, accounts receivable, fixed assets, deposits and trade names and, accounts payable and notes payable.

The acquisition date estimated fair value of the consideration transferred totaled $14.0 million, which consisted of the following:

Common Stock - 10,000,000 shares	$14,000,000
Total purchase price	$14,000,000

Tangible assets acquired	$2,462,952
Liabilities assumed	11,076,672
Net tangible assets	(8,613,720)
Customer relationships	13,505,669
Tradenames	104,271
Goodwill	9,003,780
Total purchase price	$14,000,000

The Company has presented its preliminary estimates of the fair values of the assets acquired and liabilities assumed in the Fresh Diet Merger as of September 30, 2014. The Company is in the process of finalizing its review and evaluation of the appraisal and related valuation assumptions supporting its fair value estimates for all of the assets acquired and liabilities assumed in the Fresh Diet Merger and, therefore, the estimates used herein are subject to change. This may result in adjustments to the values presented above for assets and liabilities and a corresponding adjustment to goodwill. As such, the Company has not completed the assignment of goodwill to reporting units or its determination of the amount of goodwill that is expected to be deductible for tax purposes at this time.

Pro forma results

The following tables set forth the unaudited pro forma results of the Company as if the acquisition of FD had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

	Three months ended September 30,
	2014	2013
Total revenues	$11,779,846	$12,423,569
Net income attributable to Innovative Food Holdings, Inc.	(643,698)	(1,204,273)
Basic net income (loss) per common share	$(0.033)	$(0.068)
Diluted net income (loss) per common share	$(0.033)	$(0.068)
Weighted average shares - basic	19,362,464	17,714,385
Weighted average shares - diluted	19,362,464	17,714,385

	Nine months ended September 30,
	2014	2013
Total revenues	$34,667,747	$40,088,938
Net income attributable to Innovative Food Holdings, Inc.	(1,325,617)	(3,944,397)
Basic net income (loss) per common share	$(0.070)	$(0.223)
Diluted net income (loss) per common share	$(0.070)	$(0.224)
Weighted average shares - basic	19,064,323	17,714,385
Weighted average shares - diluted	19,064,323	17,640,756

Organic Food Brokers

Pursuant to the Organic Food Brokers Purchase Agreement, effective June 30, 2014, the Company purchased 100% of the membership interest  of Organic Food Brokers, LLC, a Colorado limited liability company (“OFB”).  OFB works closely with emerging food brands to develop and execute sales, marketing and distribution plans via its nationwide network of retail-related food broker relationships while providing emerging food brands distribution and shelf placement access in all of the major metro markets in the food retail industry.

The purchase price consisted of (i) One Hundred Thousand ($100,000) Dollars in cash, (ii) a Convertible Promissory Note in the face amount of Two Hundred Thousand ($200,000) Dollars, and (iii) stock options issued by the Company to acquire one hundred thousand (100,000) shares of its common stock over the four year period following the closing date at an exercise price per share of $1.46. The Note is secured by the Company’s grant of a second priority secured interest in the assets of OFB.  In addition, the company is contingently liable for certain performance-based payments over the twenty-four months following the acquisition date. The Company believes it is likely that these payments will be made, and accordingly has recorded the entire amount of $225,000 as a contingent liability on its balance sheet at September 30, 2014.  The entire cost of the acquisition was $596,349.  The amount of $200,000 was allocated to Trade Name, and intangible assets with an indefinite life; the balance of $396,349 was allocated to customer list, an intangible asset with a useful life of 36 months. $29,817 of this amount was amortized during the three months ended September 30, 2014.

4. ACCOUNTS RECEIVABLE

At September 30, 2014 and December 31, 2013, accounts receivable consists of:

	September 30, 2014	December 31, 2013
Accounts receivable from customers	$1,198,436	$827,945
Allowance for doubtful accounts	(33,026)	(56,740)
Accounts receivable, net	$1,165,410	$771,205

5. INVENTORY

Inventory consists primarily of (a) specialty food products (b) operating materials and supplies, principally food trays and bags that are used to package and deliver meals to customers . At September 30, 2014 and December 31, 2013,  inventory consisted of the following:

	September 30, 2014	December 31, 2013
Specialty food products	$981,905	$839,979
Operating materials and supplies	249,394
Total	$1,231,299	$839,979

6. PROPERTY AND EQUIPMENT

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

A summary of property and equipment at September 30, 2014 and December 31, 2013, was as follows:

	September 30, 2014	December 31, 2013
Land	$177,383	$177,383
Building	619,955	619,955
Computer and Office Equipment	502,278	462,508
Kitchen and Warehouse Equipment	440,167	7,733
Furniture, Fixtures, and Leasehold Improvements	373,359	162,128
Vehicles	423,971	33,239
Total before accumulated depreciation	2,537,113	1,462,946
Less: accumulated depreciation	(603,862)	(508,878)
Total	$1,933,251	$954,068

Depreciation and amortization expense for property and equipment amounted to $51,622 and $22,402 for the three months ended September 30, 2014 and 2013, respectively.  Depreciation and amortization expense for property and equipment amounted to $94,985 and $58,148 for the nine months ended September 30, 2014 and 2013, respectively.

7. INVESTMENTS

The Company has made investments in certain early stage food related companies which can benefit from various synergies within the Company’s various operating businesses .  As of  September 30, 2014, the Company had made investments in two such companies in the aggregate amount of $104,000.

8.   INTANGIBLE ASSETS

The Company acquired certain intangible assets pursuant to the acquisition of The Fresh Diet, Artisan Specialty Foods, and the acquisition of certain assets of The Haley Group, LLC, and OFB (see note 2). The following is the net book value of these assets:

	September 30, 2014
		Accumulated
	Gross	Amortization	Net
Trade Name	$321,271	$-	$321,271
Non-Compete Agreement	244,000	(137,250)	106,750
Customer Relationships	14,636,663	(530,853)	14,105,810
Goodwill	9,154,780	-	9,154,780
Total	$24,356,714	$(668,103)	$23,688,611

	December 31, 2013
		Accumulated
	Gross	Amortization	Net
Trade Name	$217,000	$-	$217,000
Non-Compete Agreement	244,000	(91,500)	152,500
Customer Relationships	534,645	(167,703)	366,942
Goodwill	151,000	-	151,000
Total	$1,146,645	$(259,203)	$887,442

Total amortization expense charged to operations for the three months ended September 30, 2014 and 2013 was $309,351  and $45,970, respectively. Total amortization expense charged to operations for the nine months ended September 30, 2014 and 2013 was $401,293  and $91,940, respectively.

The trade name is not considered a finite-lived asset, and is not being amortized.  The non-compete agreement is being amortized over a period of 48 months.  The customer relationships acquired are being amortized over the following periods: in The Fresh Diet, 84 months; in the Artisan transaction, 60 months; in the Haley transaction, 36 months; and in the OFB transaction, 60 months.

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

 9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Trade payables	$3,863,604	$1,252,746
Accrued payroll and commissions	633,120	32,403
Total accounts payable and accrued liabilities - non-related parties	$4,496,724	$1,285,149

At September 30, 2014 and December 31, 2013, accrued liabilities to related parties of $178,150  and $523,110, respectively, consisted of accrued payroll, accrued bonus, and payroll related benefits.

10. ACCRUED INTEREST

Accrued interest on the Company’s convertible notes payable is convertible at the option of the note holders into the Company’s common stock a price of $0.25 per share.  At September 30, 2014, convertible accrued interest was $653,019 (including $53,621 to a related party), which was convertible into 2,612,076 shares of common stock; at December 31, 2013, convertible accrued interest was $720,189 (including $48,708 to a related party) which was convertible into 2,880,756 shares of common stock.

11. REVOLVING CREDIT FACILITIES

	September 30, 2014	December 31, 2013
Business loan of $500,000 from a credit card merchant, with a loan fee of 0.5% and repayment rate of 100% of the sum of charge volume during the loan period, maturing no later than April 19, 2015, renewable annually unless terminated, and secured by the assets of The Fresh Diet. During the period from the date of The Fresh Diet acquisition (August 15, 2014) through September 30, 2014, net payments of principal in the amount of $260,068 on this loan.	$239,932	$-

Business loan of $1,000,000 from a credit card merchant, with a loan fee of 20% and repayment rate of 12% of the sum of charge volume until all amounts have been paid, and guaranteed by certain shareholders of the Company. During the period from the date of The Fresh Diet acquisition (August 15, 2014) through September 30, 2014, net payments of principal in the amount of $144,653 were made on this loan.	657,290	-

Total	$897,222	$-

12. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

	September 30, 2014	December 31, 2013
Secured mortgage note payable for the acquisition of land and building in Bonita Springs, Florida in the amount of $546,000. Principal payments of $4,550 and interest at the rate of Libor plus 3% are due monthly. The balance of the principal amount will be due March 2018. During the three months ended September 30, 2014, the Company made payments of principal and interest in the amounts of $13,650 and $3,949, respectively; during the nine months ended September 30, 2014, the Company made payments of principal and interest in the amounts of $40,950 and $7,922, respectively.	$459,550	$500,500

Term loan from Fifth Third Bank in the original amount of $1,000,000; $660,439 of this amount was used to pay a note payable; $339,561 was used for working capital. This loan is secured by first priority perfected security interest in all personal property of the Company, bears interest at the rate of Libor plus 4.75%, with principal monthly principal payments of $55,556 plus accrued interest. The note is due May 26, 2015.  During the three months ended September 30, 2014, the Company made payments of principal and interest in the amounts of $166,667 and $9,228, respectively; During the nine months ended September 30, 2014, the Company made payments of principal and interest in the amounts of $500,000 and $20,370, respectively
	444,444	944,444

	September 30, 2014	December 31, 2013
A total of 18 convertible notes payable (the “Convertible Notes Payable”).  Certain of the Convertible Notes Payable contain cross default provisions, and are secured by subordinated interest in a majority of the Company’s assets. The Convertible Notes Payable bear interest at the rate of 1.9% per annum; principal and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share.  During the three months ended September 30, 2014 no principal was converted to shares of common stock, and accrued interest in the amount of $10,357 was converted to 41,428 shares of common stock.  During the nine months ended September 30, 2014, principal in the amount of $120,583 was converted to 482,332 shares of common stock, and accrued interest in the amount of $90,984 was converted to 363,936 shares of common stock.  Also during the three and nine months ended September 30, 2014, principal payments in the amount of $5,000 and $10,000, respectively, was paid in cash.  Effective May 13, 2014, the due date of these notes was extended from May 15, 2014 to December 31, 2015.  A discount to the notes in the aggregate amount of $732,565  was recorded to recognize the value of the beneficial conversion feature embedded in the extension of the term of the notes.  During the three and nine months ended September 30, 2014, $115,765  and $236,730, respectively, of this discount was charged to operations; in addition, the amount of $111,776 representing a previous discount to these notes was also charge to operations during the period.
	$647,565	$788,148

Secured vehicle leases payable at an effective interest rate of 9.96% for purchase of truck, payable in monthly installments (including principal and interest) of $614 through January 2015. During the three months ended September 30, 2014, the Company made payments in the aggregate amount of $1,842 on this lease, consisting of $1,753 of principal and $89 of interest. During the nine months ended September 30, 2014, the Company made payments in the aggregate amount of $5,526 on this lease, consisting of $5,131 of principal and $395 of interest.	2,406	7,537

Twenty-nine convertible notes payable in the amount of $4,500 each to Sam Klepfish, the Company’s CEO and a related party, dated the first of the month beginning on November 1, 2006, issued pursuant to the Company’s then employment agreement with Mr. Klepfish, which provided that the amount of $4,500 in salary is accrued each month to a note payable.  These notes are unsecured and may not be prepaid without Mr. Klepfish’s consent.  These notes bear interest at the rate of 8% per annum and have no due date.  As of July 1, 2014, the notes bear an interest rate of 1.9% and as of November 17, 2014 the interest rate was reduced to 0%.  These notes and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share.  During the nine months ended September 30, 2014, Mr. Klepfish gifted  three  notes to an unrelated third parties.  During the three and nine months ended September 30, 2014, the Company accrued interest in the amount of $529 and $4,913, respectively, on these notes.
	110,500	110,500

Promissory note in the amount of $200,000 bearing interest at the rate of 1% per annum. Principal in the amount of $100,000 is due June 30, 2015; principal in the amount of $100,000 is due June 30, 2016. The note is convertible into shares of the Company’s common stock at the conversion price of $1.54 per share. During the three and nine months ended September 30, 2014, the Company accrued interest in the amount of $500 on this note.	200,000	-

Four notes payable to shareholders in the aggregate amount of $1,500,000. These notes are unsecured, bear no interest and mature on August 15, 2017. In the event the notes are not paid when due, amounts not paid under the notes shall bear interest at a rate of 21% per annum until paid in full.	1,500,000	-

Two notes payable to shareholders in the aggregate amount of $699,970. These notes are unsecured, and bear interest at the rate of 4% per annum. These notes are due on August 17, 2017. In the event the notes are not paid when due, amounts not paid under the notes shall bear interest at a rate of 21% per annum until paid in full. During the three and nine months ended September 30, 2014, the interest in the amount of $8,720 accrued on these notes.	699,970	-

Note payable in monthly installments, including interest at the rate of 2% over prime (5.25% as of September 30, 2014), due October 1, 2019, and secured by all assets of The Fresh Diet, the life insurance policies maintained on two of the shareholders of the Company, and personally guaranteed by these shareholders. During the three and nine months ended September 30, 2014, the principal payments in the aggregate amount of $1,802 were made on this note, and interest expense in the amount of $585 was recorded.	129,419	-

The Company has a $75,000 line of credit which bears monthly interest at the variable interest rate of 2% over prime rate. The line of credit is secured by all corporate assets and by a condominium owned by one of the shareholders.	75,000	-

Note payable in monthly installments, including interest at the rate of 1.75% over prime adjusted quarterly (5% as of September 30, 2014), due on December 20, 2017, and secured by all assets of The Fresh Diet and personally guaranteed by the spouse of one of its officers. During the three and nine months ended September 30, 2014, principal payments in the aggregate amount of $7,766 were made on this note, and interest expense in the amount of $1,476 was recorded.	339,925	-

	September 30, 2014	December 31, 2013
Note payable issued for acquisition of Diet at Your Doorstep's customer lists due on May 1, 2015, and with quarterly payments in the form of 10% of revenue attributed to sales to customers who transition to the Fresh Diet's meal plans. Total payments capped at $40,000. During the three and nine months ended September 30, 2014, no payments were made on this loan.	18,094	-

Unsecured note payable for purchase of website domain bearing 0% interest rate and due on November 20, 2017, with monthly payments of $1,065. During the three and nine months ended September 30, 2014, principal payments in the amount of $1,065 were made on this loan.	33,005	-

Capital lease obligations under a master lease agreement for vehicles payable in monthly installments, including interest rate ranging from 2.32% to at 7.5%, due on various dates through December 1, 2015, and collateralized by the vehicles. During the three and nine months ended September 30, 2014, principal payments in the aggregate amount of $38,720 were made on these capital leases, and interest expense in the amount of $1,685 was recorded.	222,135	-

Capital lease obligation for equipment payable in monthly installments, including interest at the rate of 20.35%, due on November 9, 2014, and collateralized by the equipment. During the three and nine months ended September 30, 2014, principal payments in the aggregate amount of $6,036 were made on interest expense in the amount of $817 was recorded.	12,438	-

Secured vehicle lease payable at an effective interest rate of 8.26% for purchase of truck payable in monthly installments (including principal and interest) of $519 through June 2015. During the three months ended September 30, 2014, the Company made payments in the aggregate amount of $1,558 on this lease, consisting of $1,445 of principal and $113 of interest. During the nine months ended September 30, 2014, the Company made payments in the aggregate amount of $4,674 on this note, consisting of $4,247 of principal and $427 of interest.	4,517	8,764
Total	$4,898,968	$2,359,893
Less: Discount	(495,835)	(371,812)
Net	$4,403,133	$1,988,081

During the three and nine months ended September 30, 2014, the Company amortized discounts to notes payable in the amounts of $115,765 and $608,541, respectively.  During the three and nine months ended September 30, 2013, the Company amortized discounts to notes payable the amounts of $175,271 and $1,337,934, respectively.

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

During the three months ended September 30, 2014, the Company issued its note payable in the amount of $200,000 pursuant to the acquisition of Organic Food Brokers (see Note 3). Also during the three months ended September 30, 2014, the Company assumed notes payable and capital leases in the aggregate amount of $4,306,774, including $2,199,970 due to related parties, pursuant to the acquisition of The Fresh Diet (see Note 3).

13.  RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2014:

The Company issued 75,000 shares and 100,000 shares of common stock to its Chief Executive Officer and its President, respectively, for compensation previously owed.

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

14.  COMMITMENT AND CONTINGENT LIABILITIES

Pursuant to the Artisan acquisition, the Company was obligated to pay up to an additional $300,000, plus interest, in the event certain financial milestones are met by April 30, 2014.  This obligation had a fair value of $131,000 at the time of the Artisan acquisition.  During the three and six months ended June 30, 2014, the Company made payments in the aggregate amount of $38,536 and $77,581, respectively, against this liability. During the three months ended June 30, 2014, the Company reversed an accrual in the amount of $3,300 related to this liability. At September 30, 2014, there is no further balance due under this obligation.

Pursuant to the OFB acquisition, the Company is obligated to pay up to an additional $225,000 in the event certain financial milestones are met over the twelve months following the acquisition date.  The Company made payments in the aggregate amount of $26,250 against this liability during the three months ended September 30, 2014, and the amount on the Company’s balance at September 30, 2014 representing this liability is $198,750.

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On June 1, 2012, nine persons, on behalf of themselves and others similarly situated, filed a Collective and Collective and Class Action Complaint against The Fresh Diet Inc. and certain individuals and on or about October 26, 2012, Plaintiffs filed an Amended Complaint adding additional defendants seeking to recover unpaid wages on behalf of drivers for The Fresh Diet and/or Late Night Express who delivered meals in New York Tristate area.  In an Opinion dated September 29, 2014 the Plaintiff's motion for summary Judgment was denied as was our cross motion for Summary Judgment; the Plaintiff's motion to certify a class of 109 drivers as an increase from the 29 in the case was denied; and our motion to decertify the case from 29 down to the 8 named defendants was granted.  The Company has recorded a contingent liability of $250,000 representing the estimated potential amounts payable pursuant to this litigation, but believes the actual amount may be much less.

On September 3, 2014 the registrant’s subsidiary was served a complaint by Monolith Ventures, Ltd., in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida (the “Complaint”).  The plaintiff listed in the Complaint, which was brought by a shareholder of less than 24% of the outstanding shares of The Fresh Diet, Inc., seeks to attack the registrant’s recently concluded acquisition of The Fresh Diet, Inc., which was approved by a majority of the Fresh Diet shareholders. In the Complaint, the plaintiff asks the court to set aside the transaction. The registrant believes the Complaint is without merit, contains numerous factual errors, and the registrant is confident that it will prevail.

15. EQUITY

Common Stock

At September 30, 2014 and December 31, 2013, 214,409 shares are deemed issued but not outstanding by the Company.

Nine months ended September 30, 2014:

The Company completed an equity financing whereby 1,585,000 shares of common stock were sold at a price of $1.00 per share for a total of $1,585,000.  The financing was an exempt private placement under Regulation D with offers and sales made only to “accredited investors” without the use of public advertising.  At September 30, 2014, 1,235,000 of these shares have been issued, and an additional 250,000 have been subscribed for $250,000 cash, which is carried on the Company’s balance sheet as Common Stock Subscribed. An additional 100,000 shares were sold for $100,000 cash subsequent to September 30, 2014.

The Company issued 16,202 shares of common stock for the cashless exercise of warrants.

The Company issued 17,248 shares of common stock with a fair value of $17,593 to a service provider.

The Company issued 1,001,819 shares of common stock for the exercise of warrants for an aggregate exercise price of $350,000.

The Company issued 846,266 shares of common stock upon  conversion of $120,583 of principal and $90,984 of accrued interest on notes payable.

The Company issued 175,000 shares of common stock to officers for shares owed and previously accrued at $65,835

Pursuant to the acquisition of The Fresh Diet, the Company issued 6,889,937 shares of common stock with a fair value of $1.40 for a total cost of $9,645,912.  The Company also recorded the issuance of an additional 3,110,063 shares of common stock with a fair value of $1.40 per share to shareholders of The Fresh Diet who have not yet submitted their shares of The Fresh Diet to the Company (see Note 3).

The Company purchased 85,950 shares of the Company’s outstanding common stock.  The purchase price was $60,000 and the Company recorded the transaction at cost to Treasury Stock.  In addition, the Company has an additional 400,304 shares of common stock which are held in treasury stock at a cost of $100,099.

Warrants

The following table summarizes the significant terms of warrants outstanding at September 30, 2014. These warrants may be settled in cash and, unless the underlying shares are registered,  via cashless conversion, into shares of the Company’s common stock at the request of the warrant holder. These warrants were granted as part of a financing agreement:

		Weighted	Weighted		Weighted
		average	average		average
Range of	Number of	remaining	exercise		exercise
exercise	warrants	contractual	price of	Number of	price of
Prices	Outstanding	life (years)	outstanding Warrants	warrants Exercisable	exercisable Warrants
$0.010	700,000	5.63	$0.010	700,000	$0.010

$0.250	94,783	1.34	$0.250	94,783	$0.250

$0.550	1,175,281	2.34	$0.550	1,175,281	$0.550

$0.575	2,828,405	2.34	$0.575	2,828,405	$0.575
	4,798,469	2.80	$0.480	4,798,469	$0.480

Transactions involving warrants are summarized as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Warrants outstanding at December 31, 2013	5,819,129	$0.457

Granted	-	-
Exercised	(1,020,660)	0.348
Cancelled / Expired	-	-

Warrants outstanding at September 30, 2014	4,798,469	$0.480

During the three months ended September 30, 2014, warrants to purchase a total of 18,841  shares of common stock at a price of $0.25 were exercised in cashless conversion transactions; this resulted in the net issuance of 16,602  shares of common stock.  During the nine months ended September 30, 2014, warrants to purchase 670,000  shares of common stock were exercised at  price of $0.25  per share for a total of $167,500, and warrants to purchase 331,819 shares of common stock were exercised at a price of $0.55 per share for a total of $182,500.   There were no warrants issued during the period.

Options

The following table summarizes the changes outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.350	1,240,000	1.00	$0.350	1,240,000	$0.350

$0.380	132,500	0.19	$0.380	132,500	$0.380

$0.400	275,000	2.13	$0.400	25,000	$0.400

$0.450	132,500	0.34	$0.450	132,500	$0.450

$0.474	132,500	0.47	$0.474	132,500	$0.474

$0.480	132,500	0.60	$0.480	132,500	$0.480

$0.570	225,000	3.26	$0.570	-	$ N/A

$1.310	75,000	3.92	$1.310	-	$ N/A

$1.440	15,000	3.01	$1.440	15,000	$1.440

$1.460	100,000	3.75	$1.460	100.000	$1.460

$1.600	310,000	4.23	$1.600	155,000	$1.600

$1.900	15,000	5.87	$1.900	15,000	$1.900
	2,785,000	1.75	$0.594	2,080,000	$0.519

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2013	2,580,000	$0.544

Granted	205,000	$1.44
Exercised	-	-
Cancelled / Expired	-	$-

Options outstanding at September 30, 2014	2,785,000	$0.594

Aggregate intrinsic value of options outstanding and exercisable at September 30, 2014 and 2013 was $2,124,120 and $1,247,370, respectively.  Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $1.42 and $1.05 as of September 30, 2014 and 2013, respectively, and the exercise price multiplied by the number of options outstanding.

During the nine months ended September 30, 2014, the Company issued options to purchase 75,000 shares of common stock at a price of $1.31 per share with the following terms: four-year options to purchase 12,500 shares vest on December 31, 2014; four-year options to purchase 12,500 shares vest on December 31, 2015; and five-year options to purchase 50,000 shares vest on December 31, 2016.  The Company also issued 100,000 stock options at a price of $1.46 per share valued at $71,349 in connection with the acquisition, 15,000 stock options at a price of $1.44 per share, and 15,000 stock options at a price of $1.90  per share, all of which vested up issuance.

During the three and nine months ended September 30, 2014, the Company charged a total of $95,304 and $143,262, respectively, to operations related to recognized stock-based compensation expense for employee stock options; during the three and nine months ended September 30, 2013, the Company charged a total of $0 and $35,662, respectively, to operations related to recognized stock-based compensation expense for employee stock options.

Accounting for warrants and stock options

The Company valued warrants and options using the Black-Scholes valuation model utilizing the following variables:

	September 30,	September 30,
	2014	2013
Volatility	89.42 - 189.71%	186.46 - 189.28%
Dividends	$-	$-
Risk-free interest rates	0.37%	0.04 - 0.37%
Term (years)	4.00	0.45 - 4.00

16. NONCONTROLLING INTEREST

The carrying value and ending balance of the noncontrolling interest at September 30, 2014 was calculated as follows:

Carrying value of noncontrolling interest acquired with the Fresh Diet Merger	$674
Loss attributable to noncontrolling interest	39,563
Ending balance of noncontrolling interest at September 30, 2014	$40,237

17.  SUBSEQUENT EVENTS

The employment agreements for each of Sam Klepfish and Justin Wiernasz, the Corporation’s CEO and President, respectively, were amended effective November 17, 2014 to provide upon a change of control for acceleration of equity awards and removal of restrictions thereon and a payment in the event of a termination without Cause.  Messrs. Klepfish and Wiernasz were also each awarded, to further retention of qualified management, to further incentivize management,  and to further align management with the new capital structure post the acquisition of The Fresh Diet, Restricted Stock Units ( RSU)  effective November  17, 2014, in the following amounts: 300,000 restricted stock units (“RSU”) which vest between July 31, 2015 and December 31, 2015, 300,000 RSUs  which vest December 31, 2016 and 400,000 RSUs which vest July 1, 2017, subject to performance and customary vesting conditions.

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

●
 Our dependence on one major customer, our contract with whom ends in December 2014, and while we are negotiating a multi-year extension, no assurance can be given that the negotiations will be successful,

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

Stock options:

The Company accounts for options in accordance FASB ASC 718-40.  Options are valued upon issuance utilizing the Black-Scholes valuation model.   Option expense is recognized over the requisite service period of the related option award. The following table illustrates certain key information regarding our options and option assumptions during the nine months ended September 30, 2014 and 2013:

	September 30,
	2014	2013
Number of vested options outstanding	2,080,000	2,480,000

Number of options issued during the period	205,000
Number of options vested during the period	160,000
Value of options vested during the period	$114,136	-

Black-Scholes model variables:
Volatility	89.42 - 189.71%	186.46%
Dividends	$-	$-
Risk-free interest rates	0.37%	0.42 - 0.82%
Term (years)	4.00	0.04 - 6.74

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

On May 18, 2012, the Company executed a Stock Purchase Agreement to acquire all of the issued and outstanding shares of Artisan Specialty Foods, Inc., an Illinois corporation (“Artisan”), from its owner, Mr. David Vohaska.  The purchase price was $1.2 million, with up to another $300,000 (with a fair value of $131,000) payable in the event certain financial milestones are met by April 30, 2014.  The purchase price was primarily financed via a loan from Alpha Capital in the principal amount of $1,200,000.  Prior to the acquisition, Artisan was a vendor and had sold products to the Company.  Pursuant to a purchase agreement, effective June 30, 2014, the Company purchased 100% of the membership interest of Organic Food Brokers, LLC, a Colorado limited liability company (“OFB”).

On August 15, 2014, pursuant to a merger agreement (the “Fresh Diet Merger Agreement”), the Company acquired The Fresh Diet, Inc. (“FD”) through a reverse triangular merger as the registrant created a subsidiary corporation (FD Acquisition Corp) that merged with and into FD with FD being the surviving corporation and becoming a wholly-owned subsidiary of the registrant.  FD is the nationwide leader in freshly prepared gourmet specialty meals, using the finest specialty, artisanal, direct from source ingredients, delivered daily, directly to consumers using The Fresh Diet® platform.  The Fresh Diet’s platform includes a company managed and owned preparation and logistics infrastructure, including a comprehensive company owned network of same day and next day last mile food delivery capabilities.  The purchase price consisted of 10,000,000 shares of the registrant’s common stock valued at $14,000,000.  The majority of FD’s current liabilities consist of approximately $3.8 million of deferred revenues and approximately $2.1 million in short term commercial loans and there are additional ordinary course of business expenses such as trade payables, payroll and sales taxes which varies from month to month. In addition, it has some long term obligations the bulk of which consist of interest free loans from FD’s shareholders in the amount of approximately $2.2 million which are not due for three years.  Prior to the merger FD had purchased an immaterial amount of product from the registrant.  It is anticipated that FD will operate as an independent subsidiary subject to oversight of its board of directors and the registrant’s President and CEO and that two of FD’s executive officers will be appointed to the registrant’s board of directors.

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

Relationship with U.S. Foods

In February 2010, one of our subsidiaries, Food Innovations, signed a new contract with U.S. Foods (“USF”).  This  contract with USF expired on December 31, 2012.  However, the contract provides that it automatically renews for an additional 12-month term unless either party notifies the other in writing 30 days prior to the end date of its intent not to renew. Inasmuch as neither party gave the requisite notice, the agreement was automatically extended through December 31, 2013 and again through December 31, 2014. Discussions are currently ongoing with respect to entering into a new multi-year agreement.   We believe that although a significant portion of our sales occurs through the USF sales force, the success of the program is less contingent on a contract then on the actual performance and quality of our products. Other than our business arrangements with USF, we are not affiliated with either USF or its subsidiary, Next Day Gourmet, L.P. (“Next Day Gourmet”).  During the three months ended September 30, 2014 and 2013, sales to USF accounted for 57% and 72% of total sales, respectively. During the nine months ended September 30, 2014 and 2013, sales to USF accounted for 68% and 70% of total sales, respectively.

RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the three and nine months ended September 30, 2014 and 2013.

This discussion may contain forward looking-statements that involve risks and uncertainties. Our future results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenue

Revenue increased by $2,917,651, or approximately 50.0%, to $8,757,934  for the three months ended September 30, 2014 from $5,840,283 in the prior year.  $2,182,219, or 74.8% of the increase was attributable to acquisitions the Company made during the period.  The balance of the increase, or $735,432, was due to year-over-year organic sales growth.

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

Cost of goods sold

Our cost of goods sold for the three months ended September 30, 2014 was $6,577,167,  an increase of $2,415,402  or approximately 58.0% compared to cost of goods sold of $4,161,765 for the three months ended September 30, 2014. $1,769,379 or 73.2%  of the increase was attributable to acquisitions the Company made during the period.  Cost of goods sold is primarily made up of the following expenses for the three months ended September 30, 2014: cost of goods of specialty, meat, game, cheese poultry, prepared meals and other sales categories in the amount of $3,551,746; and shipping, packaging, and delivery expenses in the amount of $3,025,421.  Total gross margin was approximately 24.9% of sales in the third quarter of 2014, compared to approximately 28.7% of sales in the third quarter of 2013.

In 2014, we continued to price our products in order to gain market share and increase the number of our end users. We were successful in both increasing sales and increasing market share.  We currently expect, if market conditions and our product revenue mix remain constant, that our cost of goods sold will likely remain stable.

Selling, general and administrative expenses

Selling, general, and administrative expenses increased by $1,391,114 or approximately 108.5%  to $2,673,836 during the three months ended September 30, 2014 compared to $1,282,722 for the three months ended September 30, 2013.  $1,061,524 or 76.3% of the increase was attributable to acquisitions the Company made during the period. Selling, general and administrative expenses were primarily made up of the following for the three months ended September 30, 2014: payroll and related expenses, including employee benefits, in the amount of $1,390,827; facilities and office expense in the amount of $152,986; consulting and professional fees in the amount of $271,378; amortization and depreciation in the amount of $338,712;  travel and entertainment expenses in the amount of $49,344; insurance expense in the amount of $92,271; computer support expenses in the amount of $48,055; banking and credit card fees expenses in the amount of $92,146; taxes in the amount of $81,346; vehicle expense in the amount of $21,016; marketing costs in the amount of $18,365; advertising in the amount of $67,660; and bad debt expense in the amount of $31,041.

Other Income

Other income increased by $25,495 to $25,495 during the three months ended September 30, 2014 compared to $0 for the three  months ended September 30, 2013.  The increase in other income was due to gains on the sale of property and equipment in the amount of $24,495.  There were no comparable transactions during the three months ended September 30, 2013.

Interest expense

Interest expense, net of interest income, decreased by $587,067 or approximately 80.0%  to $146,487 during the three months ended September 30, 2014, compared to $733,554 during the three months ended September 30, 2013.  Approximately 21.0% or $30,722 of the interest expense was accrued or paid interest on the company’s notes payable; approximately 79.0% or $115,765 of the interest expense was  non-cash interest expense associated with the amortization of the discounts on the Company’s notes payable.

Net income attributable to variable interest entities

During the three months ended September 30, 2014, the Company recognized income of $39,563  from a variable interest entity acquired as part of the acquisition of The Fresh Diet during the current period.  There was no such income or loss in the comparable period of the prior year.

Net Income attributable to Innovative Food Holdings, Inc.

For the reasons above, the Company had a net loss for the three months ended September 30, 2014 of $653,624, which is an increase of $315,866  or approximately 93.5% compared to a net loss of $337,758 during the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenue

Revenue increased by $4,360,169  or approximately 26.6%  to $20,760,427 for the nine months ended September 30, 2014 from $16,400,258 in the prior year.  $2,182,219 or 50.5% of the increase was attributable to acquisitions the Company made during the period.  The balance of the increase, or $2,177,950, was due to year-over-year organic sales growth.

We continue to assess the potential of new revenue sources from the production and sale of proprietary food products, additional product lines, additional direct to consumer markets  and additional sales channel opportunities and will implement that strategy if, based on our analysis, we deem it beneficial to us.

Any changes in the food distribution and food production operating landscape that materially hinders our current ability and/or cost to deliver our products to our customers could potentially cause a material impact on our net revenue and gross margin and, therefore, our profitability and cash flows could be adversely affected.

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

Cost of goods sold

Our cost of goods sold for the nine months ended September 30, 2014 was $14,771,298, an increase of $3,110,438 or approximately 26.7% compared to cost of goods sold of $11,660,860 for the nine months ended September 30, 2014. $1,769,379 or 56.9% of the increase was attributable to acquisitions the Company made during the period.  Cost of goods sold is primarily made up of the following expenses for the nine months ended September 30, 2014: cost of goods of specialty, meat, game, cheese poultry, prepared meals and other sales categories in the amount of $9,574,719; and shipping, packaging, and delivery expenses in the amount of $5,196,579.  Total gross margin was approximately 28.8% of sales in the first three quarters of 2014, compared to approximately 28.9% of sales in the first three quarters  of 2013.

In 2014, we continued to price our products in order to gain market share and increase the number of our end users. We were successful in both increasing sales and increasing market share.  We currently expect, if market conditions and our product revenue mix remain constant, that our cost of goods sold will likely remain stable. We currently expect, if market conditions remain constant and revenues increase, that our cost of goods sold as a percentage of revenues will improve

Selling, general and administrative expenses

Selling, general, and administrative expenses increased by $1,653,374 or approximately 44.8% to $5,345,053 during the nine months ended September 30, 2014 compared to $3,691,679 for the nine months ended September 30, 2013. $1,061,524  or 64.2% % of the increase was attributable to acquisitions the Company made during the period. Selling, general and administrative expenses were primarily made up of the following for the nine months ended September 30, 2014: payroll and related expenses, including employee benefits, in the amount of $3,195,556; facilities and office expense in the amount of $364,137; consulting and professional fees in the amount of $467,053; amortization and depreciation in the amount of $472,015; travel and entertainment expenses in the amount of $126,917;  insurance expense in the amount of $161,457; computer support expenses in the amount of $126,011; banking and credit card fees expenses in the amount of $137,340; taxes in the amount of $81,821; vehicle expense in the amount of $47,502; marketing costs in the amount of $37,795; advertising in the amount of $82,711; and bad debt expense in the amount of $25,316.  We expect our selling, general, and administrative expenses to increase for the remainder of 2014 compared to the prior year due to the acquisitions the Company has completed.

Other Income

Other income increased by $45,495 to $45,495  during the nine months ended September 30, 2014 compared to $0 for the nine months ended September 30, 2013.  The increase in other income was due to gains on the sale of property and equipment in the amount of $24,495, and the adjustment of the contingent liability due to The Haley Group, LLC pursuant to the terms of the Haley acquisition.  There were no comparable transactions during the nine months ended September 30, 2013.

Interest expense

Interest expense, net of interest income, decreased by $760,326 or approximately 52.5% to $687,785 during the nine months ended September 30, 2014, compared to $1,448,111 during the nine months ended September 30, 2013.  Approximately 11.5% or $79,244 of the interest expense was accrued or paid interest on the company’s notes payable; approximately 88.5% or $608,541 of the interest expense was  non-cash interest expense associated with the amortization of the discounts on the Company’s notes payable.

Net income attributable to variable interest entities

During the three months ended September 30, 2014, the Company recognized income of $39,653 from a variable interest entity acquired in the acquisition of The Fresh Diet during the current period.  There was no such income or loss in the comparable period of the prior year.

Net Income attributable to Innovative Food Holdings, Inc.

For the reasons above, the Company had a net income for the nine months ended September 30, 2014 of $1,786, which is an increase  of $402,178 compared to a net loss of $400,392 during the nine months ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2014, the Company had current assets of $7,289,572 consisting of cash and cash equivalents of $4,079,213, accounts receivable of $1,165,410,  inventory of $1,231,299, other current assets of $351,024, and amounts due from related parties of $462,626.   Also at September 30, 2014, the Company had current liabilities of $10,972,978, consisting of accounts payable of $2,845,962; accrued liabilities of $1,650,762 (of which $178,150 is payable to related parties); deferred revenue of $3,961,634, revolving credit facilities of $897,222; accrued interest of $670,659 (of which $53,621 is payable to related parties); current portion of notes payable, net of discounts, of $209,339,  contingent liabilities of $448,750; and current portion of notes payable to related parties, of $110,500.

During the nine months ended September  30, 2014, the Company generated cash from operating activities in the amount of $1,058,202.  This consisted of the Company’s net income  of $1,786, offset by non-cash charges for the amortization of discount on notes payable of $608,541; depreciation and amortization of $503,650; non-cash compensation in the amount of $160,855; and increase in allowance for doubtful accounts of $25,316.

The Company had cash generated  by investing activities of $122,299 for the nine months ended September 30, 2014, which consisted primarily of $277,885 cash received in the acquisition of The Fresh Diet and $51,933 cash from the sale of property and equipment, offset by $104,000  for the purchase of investments, $100,000 for the acquisition of Organic Food Brokers, and $3,519 for the acquisition of equipment.

The Company had cash generated by financing activities of $825,107 for the nine months ended September 30, 2014, which consisted of $1,835,000 in cash received from the sale of common stock, offset by $949,893 principal payments on notes payable and capital leases and  $60,000 for the purchase of treasury stock.

The Company had net working capital of ($3,683,406) as of September 30, 2014. We have generated positive cash flow from operations during the years ended December 31, 2013 and 2012. The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines.  Currently, we do not have any material long-term obligations other than those described in Note 12 to the financial statements included in this report. As we seek to increase our sales of new items and enter new markets, acquire new businesses as well as identify new and other consumer and food service oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

If the Company’s cash flow from operations is insufficient, the Company may require additional financing in order to execute its operating plan and continue its growth.   The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. The Company expects that any sale of additional equity securities or convertible debt will result in additional dilution to our stockholders.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1 Agreement and Plan of Merger Among Innovative Food Holdings, Inc., The Fresh Diet, Inc., and FD Acquisition Corp

10.2 Summary of amended terms of Employment Agreement for certain Executive Officers

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

SIGNATURE	TITLE	DATE

/s/ Sam Klepfish	Chief Executive Officer	November 18, 2014
Sam Klepfish

/s/ John McDonald	Principal Financial Officer	November 18, 2014
John McDonald