Form 10-K
period 2014-12-31
INNOVATIVE FOOD HOLDINGS INC
filed 2015-03-31
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2014

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $9,586,532 as of June 30, 2014, based upon a closing price of $1.20 per share for the registrant’s common stock on such date.

On March 10, 2015, a total of 21,685,512 shares of our common stock were outstanding.

Index

INNOVATIVE FOOD HOLDINGS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Index

PART I

ITEM 1. Business

Our History

We (or the “Company”) were initially formed in June 1979 as Alpha Solarco Inc., a Colorado corporation. From June 1979 through February 2003, we were either inactive or involved in discontinued business ventures. We changed our name to Fiber Application Systems Technology, Ltd in February 2003. In January 2004, we changed our state of incorporation by merging into Innovative Food Holdings, Inc. (IVFH), a Florida corporation formed for that purpose. As a result of the merger, we changed our name to that of Innovative Food Holdings, Inc. In January 2004, we also acquired Food Innovations, Inc. (“FII” or “Food Innovations”), a Delaware corporation, for 500,000 (post reverse-split) shares of our common stock.

On May 18, 2012, the Company executed a Stock Purchase Agreement to acquire all of the issued and outstanding shares of Artisan Specialty Foods, Inc., an Illinois corporation (“Artisan”), from its owner, Mr. David Vohaska.  The purchase price was $1.2 million, with up to another $300,000 (with a fair value of $131,000) payable in the event certain financial milestones are met over the next one or two years. Those milestones have been met. The purchase price was primarily financed via a loan from Alpha Capital in the principal amount of $1,200,000.  Prior to the acquisition, Artisan was a supplier and had sold products to the Company.

On November 2, 2012, the Company entered into an asset purchase agreement (the “Haley Acquisition”) with The Haley Group, LLC whereby we acquired all existing assets of The Haley Group, LLC and its customers. The Haley Acquisition was valued at a total cost of $119,645.  On June 30, 2014, pursuant to a purchase agreement, the Company purchased 100% of the membership interest of Organic Food Brokers, LLC, a Colorado limited liability company (“OFB”), for $300,000, 100,000 options and up to an additional $225,000 in earn-outs if certain milestones are met.

On August 15, 2014, pursuant to a merger agreement (the “Fresh Diet Merger Agreement”), the Company acquired The Fresh Diet, Inc. (“The Fresh Diet” or “FD”) through a reverse triangular merger as the registrant created a subsidiary corporation (FD Acquisition Corp) that merged with and into FD with FD being the surviving corporation and becoming a wholly-owned subsidiary of the Company. The purchase price consisted of 10,000,000 shares of the Company’s common stock valued at $14,000,000. The majority of FD’s current liabilities consisted of approximately $3.8 million of deferred revenues and approximately $2.1 million in short term commercial loans and there were additional ordinary course of business expenses such as trade payables, payroll and sales taxes which vary from month to month. In addition, it had  some long term obligations the bulk of which consist of interest free loans from FD’s former shareholders in the amount of approximately $2.2 million which are not due for three years.  Prior to the merger FD had purchased an immaterial amount of product from the Company.  FD operates as an independent subsidiary subject to oversight of its board of directors and the Company’s President and CEO.

Our Operations

Our business is currently conducted by our wholly-owned subsidiaries, Artisan, Food Innovations, Food New Media Group, Inc. (“FNM”), OFB, Gourmet Food Service Group, Inc. (“GFG”), Gourmet Foodservice Warehouse, Inc., Gourmeting, Inc.; The Fresh Diet, The Haley Group, Inc. (“Haley”), 4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.), (“Gourmet” and collectively with IVFH and its other subsidiaries, the “Company” or “IVFH”).  Since its incorporation, the Company primarily through FII’s relationship with thousands of specialty foodservice products including US Foods, Inc.  (“U.S. Foods” or “USF”), has been in the business of providing premium restaurants, within 24 – 72 hours, with the freshest origin-specific perishables,  and healthcare products shipped directly from our network of vendors and from our warehouses. Our customers include restaurants, hotels, country clubs, national chain accounts, casinos, hospitals and catering houses.  Gourmet has been in the business of providing consumers with gourmet food products shipped directly from our network of vendors and from our warehouses within 24 – 72 hours. GFG is focused on expanding the Company’s program offerings to additional customers.  In our business model, we receive orders from our customers and then work closely with our suppliers and our warehouse facilities to have the orders fulfilled.  In order to maintain freshness and quality, we carefully select our suppliers based upon, among other factors, their quality, uniqueness, reliability and access to overnight courier services.

Artisan is a supplier of over 1,500 niche gourmet products to over 500 customers such as chefs, restaurants, etc. in the Greater Chicago area and also serves as a national fulfillment center for the Company’s other subsidiaries. Haley is a dedicated foodservice consulting and advisory firm that works closely with companies to access private label and manufacturers’ label food service opportunities with the intent of helping them launch and commercialize new products in the broadline foodservice industry and get products distributed via national broadline food distributors. Haley also provides consulting services and other solutions to its clients in the food industry. OFB is a dedicated foodservice consulting and advisory firm that works closely with companies to access private label and manufacturers’ label food service opportunities with the intent of helping them launch and commercialize new products in the retail foodservice industry and provides  emerging food brands distribution and shelf placement access in all of the  major metro markets in the food retail industry.  OFB focuses on launching and growing nationwide and retail sales for small and emerging organic and specialty food brands. OFB works closely with emerging food brands to develop sales, marketing and distribution plans. In the specialty food space, The Fresh Diet is the nationwide leader in freshly prepared gourmet specialty meals, using the finest specialty, artisanal, direct from source ingredients, delivered daily, directly to consumers using The Fresh Diet® platform.  The Fresh Diet’s platform includes a company managed and owned preparation and logistics infrastructure, including a comprehensive company managed network of same day and next day last mile food delivery capabilities in 12 states, 44 metropolitan areas, and 573 cities and towns across the Unites States.

Index

Our Products

We distribute over 7,300 perishable and specialty food products, including origin-specific seafood, domestic and imported meats, exotic game and poultry, artisanal cheeses, freshly prepared meals, caviar, wild and cultivated mushrooms, micro-greens, organic farmed and manufactured food products, estate-bottled olive oils and aged vinegars. We are constantly adding other products that many food distributors cannot effectively warehouse, including organic products and specialty grocery items. We offer our nationwide customers access to the best food products available from around the world, quickly, most direct, and cost-effectively.

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

The Fresh Diet offers consumers meal delivery of three prepared meals and two snacks per day.  Meals are nutritionally balanced, freshly prepared daily from the highest quality ingredients and are never frozen, freeze-dried or vacuum packed.  An online meal planner gives the consumer hand-on control over the diet meal based on Traditional and Specialty Diets.  Traditional plans include Fresh Classic and Premium Plan, while Specialty Diets include Fresh Vegetarian, Gluten-Free and Doctor’s Fresh Plans.  Each plan offers a different rate of customization, allowing the consumer to check off foods they don’t like, customize their dietary preferences and schedule delivery online.

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

Customer service and sales teams at The Fresh Diet are available by telephone Monday through Friday from 8 a.m. to 9 p.m. and on Saturday and Sunday from 9 a.m. to 6 p.,m.  Customer service representatives provide assistance and support to customers as it relates to their dietary and meal preferences, as well as resolve any client inquiries and concerns.  Customer services works closely with the sales team to ensure that customers are properly set up and receive the most accurate information about company’s products and services.  Customer service team also includes certified nutritionists that guide customers in creating a plan that is specifics to their dietary needs.

The Fresh Diet meals are prepared and delivered out of five culinary centers across the United States – New York, Los Angeles, Miami, Chicago and Dallas.  Each culinary center is led by a General Manager who provides business oversight and is directly responsible for the performance of that culinary center.  Meals are delivered through The Fresh Diet company managed delivery network to 12 states, 44 metropolitan areas and 573 cities and towns nationwide.

Index

Relationship with U.S. Foods

We have historically sold the majority of our products, $18,446,745 and $16,993,108  for the years ended December 31, 2014 and 2013, respectively (60% and 75% of total sales in the years ended December 31, 2014 and 2013, respectively) through a distributor relationship between FII and Next Day Gourmet, L.P., a subsidiary of U.S. Foods, a leading  broadline distributor. On January 26, 2015 we executed a Vendor Program Agreement between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods.  The term of the Agreement is from January 1, 2015 through December 31, 2016 and provides for up to three (3) automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew.

Growth Strategy

While the U.S. economic recovery remains fragile, there appears to be much for the specialty food industry to celebrate. According to The    Specialty Food Association, specialty food sales during 2013 grew to over $88 billion; with sale to consumers in retail foodservice at approximately $79 billion and sales of specialty foodservice products of over $20 billion. With 3 year sales growth averaging 18%. In addition specialty food sales by distributers grew from $4.6 billion in 2012 to over $6.7 billion in 2013.For our continued growth within the specialty foodservice industry and the consumer specialty food industry , we rely on the availability to our customers of our chefs' culinary skills, a high level of personal customer service, premium quality products, new product introductions, and continued expansion of our marketing activities with new and existing customers in both the specialty foodservice space and the consumer specialty food space.

We anticipate attempting to grow our current specialty foodservice business both through increased sales of existing products to our existing foodservice customers, the introduction of new products to our foodservice customers, increasing our foodservice customer base, and through further entry into markets such as the direct to consumer market through a variety of potential sales channels, and sales partnerships and directly via the web.

We believe several factors are increasing consumer awareness of nutrition and driving consumer demand for health and wellness products, including:

•interest in the relationship between diet and health;
•interest in the sourcing and purity of ingredients;
•interest in the relationship between ingredients and health;
•interest in less processed foods;
•people with certain need states, such as those affected by gluten sensitivities and diabetes;
•increasing health care costs;
•changes in media attention and laws affecting labeling and product claims; and
•interest in prolonging life and the quality of life.

As consumers have increasingly sought out new ways to maintain and improve their personal health, they are increasingly aware of the ingredients contained in, or absent from, their food. In addition, certain consumers seek out products to satisfy specific need states, such as gluten free need states. The medical community, restaurants, food service providers and food and drink manufacturers are increasingly responding to these demands.

We anticipate attempting to grow our current specialty foods direct to consumer business both through increased sales of existing products to our existing The Fresh Diet ® customers and , the introduction of new menu items to our existing customers, increasing our customer base by growing The Fresh Diet ® brand in existing markets health and wellness we serve and through further entry into new markets.

In addition to attempting to grow our current business, we believe that there are lateral opportunities in the food industry. We may consider the possibility of acquiring a specialty  food manufacturer, specialty food distributor at some future point in time. We anticipate that, given our current cash flow levels, any acquisition could potentially involve the issuance of additional shares of our common stock or third party financing, which may not be available on acceptable terms. No acquisition will be consummated without thorough due diligence. No assurance can be given that we will be able to identify and successfully conclude negotiations with any potential target.

General economic conditions and consumer confidence can affect the frequency of purchases and amounts spent by consumers for food-prepared-away-from-home and, in turn, can impact our customers and our sales. We believe the current general economic conditions, including pressure on consumer disposable income, may contribute to a slow or declining growth in the overall broadline foodservice market  We intend to continue our efforts to expand our market share and grow earnings by focusing on sales growth, margin management, productivity gains and supply chain management, and product and service differentiation.

Competition

While we face intense competition in the marketing of our products and services, it is our belief that there is no other single company in the United States that offers such a broad range of customer service oriented, quality, chef driven products and specialty gourmet meals, for delivery from same day to 72 hours. Similarly, with respect to our direct-to-consumer fresh food delivery business, we believe we are the single largest provider of daily delivered fresh meals.  Our primary competition in both areas is from local purveyors that supply a limited local market and have a limited range of products and from other specialty gourmet distributors. However, many purveyors are well established, have reputations for success in the development and marketing of these types of products and services and have significantly greater financial, marketing, distribution, personnel and other resources. These financial and other capabilities permit such companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors such as us, to enter into new markets and introduce new products and services.

Insurance

We maintain a general liability insurance policy with a per occurrence limit of $1,000,000 and aggregate policy covering $2,000,000 of liability and non-owned automobile personal injury coverage with a limit of $1,000,000.  In addition, The Fresh Diet has General Liability coverage with a per occurrence limit of $1,000,000 and aggregate policy limit of $2,000,000, Business Automobile owned and non-owned personal injury coverage with a limit of $1,000,000, and umbrella liability coverage with a per occurrence limit of $3,000,000 and aggregate policy limit of $3,000,000, which policies also cover Innovative Food Holdings, Inc.  Such insurance may not be sufficient to cover all potential claims against us and additional insurance may not be available in the future at a reasonable price.

Index

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

Employees

We currently employ 248 full-time employees, including 6 chefs and 2 executive officers and 16 part-time employees. We believe that our relations with our employees are satisfactory. None of our employees are represented by a union.

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

ITEM 1A. Risk Factors

Prior to 2013, We Have a History of Losses Requiring Us to Seek Additional Sources of Capital

As of December 31, 2014, we had an accumulated deficit of $10,395,495.  We cannot assure you that we can achieve profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will incur losses. Our possible success is dependent upon the successful development and marketing of our services and products, as to which we can give no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel, marketing and promotions, reduced margins caused by competitive pressures and other economic and non-economic factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. In addition, we could require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. We can give no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Our inability to obtain sufficient funds from our operations or external sources could require us to curtail or cease operations.

We Have Historically Derived Substantially All of Our Revenue From One Client and if We Were to Lose Such Client and Be Unable to Generate New Sales to Offset Such Loss, We May Be Forced to Cease or Curtail Our Operations.

In 2003, Next Day Gourmet initially contracted with our subsidiary, Food Innovations to handle the distribution of over 3,000 perishable and specialty food products to customers of USF. In February 2010, Food Innovations signed a new contract with USF that was scheduled to expire in December 2012 but was automatically extended for an additional 12 months in each of January 2013 and 2014 and in January 2015 we entered into a new agreement. Our sales through USF’s sales force generated gross revenues for us of $18,446,745 in the year ended December 31, 2014, and $16,993,108 in the year ended December 31, 2013. Those amounts contributed 60% and 75% respectively, of our total sales in those periods. Our sales efforts are for the most part substantially dependent upon the efforts of the USF sales force. Although we have generated revenues from additional customers other than USF, if our relationship with USF were to be materially changed and we are unable to generate substantial new sales to offset such loss, we may be forced to cease or curtail our operations.

A Variety of Factors, Including Seasonality and the Economic Environment, May Cause Our Quarterly Operating Results to Fluctuate, Leading to Volatility in Our Stock Price.

Our quarterly results have fluctuated in the past and may fluctuate in the future, depending upon a variety of factors, including changes in economic conditions, shifts in the timing of holiday selling seasons, including Valentine’s Day, Easter, Halloween, Thanksgiving and Christmas, as well as timing shifts due to 53-week fiscal years, which occur every five years.

If We Fail to Attract and Retain Key Personnel, Our Business and Operating Results May be Harmed.

Our future success depends to a significant degree on the skills, experience and efforts of key personnel in our senior management, whose vision for our company, knowledge of our business and expertise would be difficult to replace. If any one of our key employees leaves, is seriously injured or unable to work, or fails to perform and we are unable to find a qualified replacement, we may be unable to execute our business strategy.

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

Index

The Specialty Food and Foodservice Industry is Very Competitive, Which May Result in Decreased Revenue for Us as Well as Increased Expenses Associated with Marketing Our Services and Products.

The specialty food and foodservice businesses are highly competitive.  We compete against other providers of quality foods, some of which sell their services globally, and some of these providers have considerably greater resources and abilities than we have. These competitors may have greater marketing and sales capacity, established distribution networks, significant goodwill and global name recognition.  Our e-commerce websites and direct mail catalogs compete with other e-commerce websites and other direct mail catalogs that market lines of products similar to ours. We compete with national, regional and local businesses utilizing a similar strategy, as well as traditional specialty food distributors. We also compete with other businesses in the fresh delivery service. The substantial sales growth in the direct-to-customer industry within the last decade has encouraged the entry of many new competitors, new business models, and an increase in competition from established companies. Furthermore, it may become necessary for us to reduce our prices in response to competition. This could negatively impact our ability to be profitable.

Our Success Depends on Our Acceptance by the Chef Community and Consumers of Fresh Delivered Meals and if They Do Not Accept Our Products Then Our Revenue Will be Severely Limited.

The chef community and those seeking fresh delivery of meals may not embrace our products. Acceptance of our services will depend on several factors, including: cost, product freshness, convenience, timeliness, strategic partnerships and reliability.  Any of these factors could have a material adverse effect on our business, results of operations and financial condition. We also cannot be sure that our business model will gain wide acceptance among chefs. If the market fails to continue to develop, or develops more slowly than we expect, our business, results of operations and financial condition will be adversely affected.

We Rely Upon Outside Vendors and Shippers for Our Specialty Food Products and Interruption in the Supply of Our Products or their Failure to Adhere to Our Quality Standards May Negatively Impact Our Revenues.

Shortages in supplies of the food products we sell may impair our ability to provide our services. Our vendors are independent and we cannot guarantee their future ability to source the products that we sell. Many of our products are wild-caught, and we cannot guarantee their availability in the future. Unforeseen strikes and labor disputes as well as adverse weather conditions may result in our inability to deliver our products in a timely manner. Also, if our suppliers fail to supply quality product in a timely and effective manner it could lead to an increase in recalls and customer litigation against us which could harm our brands’ images and negatively affect our business and operating results.  The success of our business depends, in part, on our ability to timely and effectively deliver merchandise (i.e. fresh products and fresh meals) to our customers. We cannot control all of the various factors that might affect our fulfillment rates in direct-to-customer sales.  We are heavily dependent upon one carrier for the delivery of our fresh products and to one company for the delivery of our fresh meals to our customers. Accordingly, we are subject to risks, including labor disputes, union organizing activity, inclement weather, technology breakdowns, natural disasters, the closure of their offices or a reduction in operational hours due to an economic slowdown, possible acts of terrorism associated with their ability to provide delivery services to meet our shipping needs, disruptions or increased fuel costs, and costs associated with any regulations to address climate change. Since our customers rely on us to deliver their orders daily or within 24-72 hours, delivery delays could significantly harm our business.

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

The Market May Not Readily Accept Our New Products.

Demand and market acceptance for relatively new products, such as our new line of fresh delivered meals, are subject to a high level of uncertainty. The successful introduction of any new product line requires a focused, efficient strategy to create awareness of and desire for the products. For example, in order to achieve market acceptance for our line of fresh dietary meals, we will need to educate the public about the health and convenience benefits our product could provide them. Similarly, we will have to make health and weight conscious people aware of this line's existence, draw users to its site and compel them to return to the site for repeat visitations.

Our marketing strategy may be unsuccessful and is subject to change as a result of a number of factors, including changes in market conditions, the nature of possible license and distribution arrangements and strategic alliances which may become available to us in the future and general economic, regulatory and competitive factors. We can give no assurance that our strategy will result in successful product commercialization or that our efforts will result in initial or continued market acceptance for our proposed products.

Index

In Order to be Successful, We Must be able to Enhance Our Existing Products and Develop and Introduce New Products and Services to Respond to Changing Market Demand.

The markets in which we operate are characterized by frequently changing customer demand and the introduction of new “flavors of the month” as certain foods become more and less popular. Changes in customer preferences and buying trends may also affect our products differently. We must be able to stay current with preferences and trends in specialty food and address the customer tastes for each of our target customer demographics. We must also be able to identify and adjust products to cater to customer demands and dietary needs. For example, a change in customer preferences for gluten free items may not correlate to a similar change in buying trends for other specialty food. In order to be successful, we must be able to enhance our existing products and develop and introduce new products and services to respond to changing market demand for new tastes. The development and enhancement of services and products entails significant risks, including:

o the inability to effectively adapt new food types to our business;

o the failure to conform our services and products to evolving industry standards;

o the inability to develop, introduce and market enhancements to our existing services and products or new services and products on a timely basis; and

o the non-acceptance by the market of such new service and products.

If we misjudge either the market for our products or our customers’ purchasing habits, our sales may decline significantly which would negatively impact our business and operating results.

Any Acquisitions We Make Could Result in Difficulties in Successfully Managing Our Business and Consequently Harm Our Financial Condition.

We seek to expand by acquiring complementary businesses in our current or ancillary markets.  We cannot accurately predict the timing, size and success of our acquisition efforts and the associated capital commitments that might be required.  We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities available to us and may lead to higher acquisition prices.  There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses, if any, without substantial costs, delays or other operational or financial difficulties. In addition, acquisitions involve a number of other risks, including:

·	failure of the acquired businesses to achieve expected results;

·	diversion of management’s attention and resources to acquisitions;

·	failure to retain key customers or personnel of the acquired businesses;

·	disappointing quality or functionality of acquired equipment and people: and

·	risks associated with unanticipated events, liabilities or contingencies.

Client dissatisfaction or performance problems at a single acquired business could negatively affect our reputation.  The inability to acquire businesses on reasonable terms or successfully integrate and manage acquired companies, or the occurrence of performance problems at acquired companies, could result in dilution, unfavorable accounting treatment or one-time charges and difficulties in successfully managing our business.

Our Future Results Depend on Continued Evolution of the Internet and its Use by Consumers for Buying Our Products.

Our future results depend on continued growth in the use of the Internet for information, publication, distribution and commerce. Our growth is also dependent on increasing availability to residential consumers of broadband Internet access which will allow such persons to access higher-capacity content through the Internet. Our business could suffer if Internet usage and broadband availability does not continue to grow and evolve.  In addition, the concept of ordering food, including ingredients and whole meals is a relatively new concept and represents a radical change from the way all of today’s adults were brought up.  Our ability to grow our business depends upon heads of households or those empowered with producing meals to break away from old habits and embrace the concept of ordering food over the Internet.

Index

If We are Unable to Effectively Manage Our E-Commerce Business Our Reputation and Operating Results May be Harmed.

E-commerce has been our fastest growing business over the last several years and continues to be a significant part of our sales success. The success of our e-commerce business depends, in part, on third parties and factors over which we have limited control. We are also vulnerable to certain additional risks and uncertainties associated with our e-commerce websites, including: changes in required technology interfaces; website downtime and other technical failures; internet connectivity issues; costs and technical issues as we upgrade our website software; computer viruses; changes in applicable federal and state regulations; security breaches; and consumer privacy concerns. In addition, we must keep up to date with competitive technology trends, including the use of new or improved technology, creative user interfaces and other e-commerce marketing tools such as paid search and mobile applications, among others, which may increase our costs and which may not succeed in increasing sales or attracting customers. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales in our e-commerce business, as well as damage our reputation and brands.

We May be Exposed to Risks and Costs Associated with Credit Card Fraud and Identity Theft that could Cause Us to Incur Unexpected Expenses and Loss of Revenue.

A significant portion of our customer orders are placed through our e-commerce websites. In addition, a significant portion of sales made through our retail channel require the collection of certain customer data, such as credit card information. In order for our sales channel to function and develop successfully, we and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information, securely over public networks. Third parties may have the technology or knowledge to breach the security of customer transaction data. Although we take the security of our systems and the privacy of our customers’ confidential information seriously, we cannot guarantee that our security measures will effectively prevent others from obtaining unauthorized access to our information and our customers’ information. Any person who circumvents our security measures could destroy or steal valuable information or disrupt our operations. Any security breach could cause consumers to lose confidence in the security of our websites and choose not to purchase from us. Any security breach could also expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and harm our reputation, any of which could harm our business.

In addition, states and the federal government are increasingly enacting laws and regulations to protect consumers against identity theft. Compliance with these laws will likely increase the costs of doing business and, if we fail to implement appropriate safeguards or to detect and provide prompt notice of unauthorized access as required by some of these new laws, we could be subject to potential claims for damages and other remedies, which could harm our business.

Earthquakes, Inclement Weather or Other Events Out of Our Control May Damage or Limit Production from Our Facilities and Our Ability to Timely Deliver Products Thereby Adversely Affecting Our Results of Operations.

We have significant operations in New York and in other areas where weather or other events  such as an earthquake, tsunami, flood, typhoon, fire, or other natural or manmade events, could disrupt our operations and impair production or distribution of our products, damage inventory, interrupt critical functions, or otherwise affect our business negatively, adversely affecting our results of operations.

Declines in General Economic Conditions and the Resulting Impact on Consumer Confidence and Consumer Spending Could Adversely Impact Our Results of Operations.

Our financial performance is subject to declines in general economic conditions and the impact of such economic conditions on levels of consumer confidence and consumer spending. Consumer confidence and consumer spending may deteriorate significantly, and could remain depressed for an extended period of time. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is limited, unemployment rates increase, consumer perceptions of personal well-being and security declines or there is economic uncertainty. An uncertain economic environment, could adversely impact our business and operating results.

We Are and May Be Subject to Regulatory Compliance and Legal Uncertainties.

Changes in government regulation and supervision or proposed Department of Agriculture or other regulatory agency reforms or rule changes could impair our sources of revenue and limit our ability to expand our business. In the event any future laws or regulations are enacted which apply to us, we may have to expend funds and/or alter our operations to insure compliance.  New Internet legislation or regulation, or the application of existing laws and regulations to the Internet and e-commerce could add additional costs and risks to doing business on the Internet. We are subject to regulations applicable to businesses generally and laws or regulations directly applicable to communications over the Internet and access to e-commerce. Although there are currently few laws and regulations directly applicable to e-commerce, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust, taxation and characteristics and quality of products and services.

Index

The Issuance of Shares Upon Conversion of Convertible Notes and Exercise of Outstanding Warrants or Restricted Stock Units May Cause Immediate and Substantial Dilution to Our Existing Stockholders.

The issuance of shares upon conversion of convertible notes and exercise of warrants and restricted stock units may result in substantial dilution to the interests of other stockholders since the note/warrant/restricted stock unit holders may ultimately convert or exercise and sell the full amount of shares issuable on conversion/exercise/vesting. Although, for the most part, such note/warrant holders may not convert their convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 9.99% of our outstanding common stock unless there was a management change or a change of control, this restriction does not prevent them from converting and/or exercising some of their holdings, selling off those shares, and then converting the rest of their holdings. In this way, they could sell more than this limit while never holding more than this limit; nor does that cap apply to any holder of restricted stock units. We anticipate that eventually, over time, the full amount of the convertible notes could be converted into shares of our common stock, in accordance with the terms of the secured convertible notes, as well as the exercise of the warrants and the issuance of shares underlying the restricted stock units which will cause significant dilution to our other shareholders.

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

We may be Subject to Legal Proceedings that Could be Time Consuming, Result in Costly Litigation, Require Significant Amounts of Management Time and Result in the Diversion of Significant Operational Resources.

We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business.  Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. We believe that we have meritorious defenses against these actions, and we will continue to vigorously defend against them. The cost of defending against all these types of claims against us or the ultimate resolution of such claims, whether by settlement or adverse court decision, may harm our business and operating results and may be in excess of any amounts previously reserved for legal expenses. In addition, the increasingly regulated business environment and the nature of our products may result in a greater number of enforcement actions and private litigation. This could subject us to increased exposure to stockholder lawsuits.

We are a Smaller Reporting Company, and We Cannot be Certain if the Reduced Reporting Requirements Applicable to Smaller Reporting Companies Will Make our Common Stock Less Attractive to Investors.

We are a smaller reporting company, as defined in the Securities Act of 1933. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding historical financial statements, executive compensation in  our periodic reports, registration statements, and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain an emerging growth company until the beginning of a year in which we had a public float of $75 million held by non-affiliates as of the last business day of the second quarter of the prior year.

Index

Our common stock is subject to the "Penny Stock" Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price, for warrants or options or conversion price for convertible notes, of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●	Sets forth the basis on which the broker or dealer made the suitability determination, and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

On May 7, 2012, we entered into a three-year lease with David and Sherri Vohaska for approximately 18,700 feet of office and warehouse space located at 8121 Ogden Avenue, Lyons, Illinois.  The annual rent under the lease is approximately $8,333 per month for the first year, $8,417 per month for the second year, and $8,500 for the third year. David Vohaska is currently an employee of the Company and prior to the Company’s acquisition of Artisan  was its owner.

On March 8, 2013, we purchased a building and property located at 28411 Race Track Road, Bonita Springs, Florida 34135.  The property consists of approximately 1.1 acres of land and close to 10,000 square feet of combined office and warehouse space.  The purchase price of the property was $770,000 and was financed in part by a five year mortgage in the amount of $546,000.  The company relocated all of its office then Florida-based and warehouse facilities into the newly acquired building in Bonita Springs, Florida on July 15, 2013.

On January 1, 2012 The Fresh Diet entered into a three year lease for approximately 2,500 square feet of office space at 1545 NE 123rd Street, North Miami, FL 33161. The monthly base rent for the premises is $3,500. The lease is continuing past the end of the term on the same basis with a 60 day notice of termination.

Index

On November 1, 2013 The Fresh Diet entered into a one year lease for approximately 5,400 square feet of industrial kitchen space at 3327 NW 7th Avenue, Miami, FL 33127. The monthly base rent for the premises is $3,131. The lease is currently on a month-to-month basis on the same terms as contained in the lease.

On December 6, 2013 The Fresh Diet entered into a five year lease for approximately 7,500 square feet of industrial kitchen space at 7700 NW 37th Avenue, Suite B, Miami, FL 33147. The monthly base rent for the premises is $9,500 during the first year of the lease, escalating to $10,692 during the fifth year of the lease. The term of the lease will commence upon substantial completion of the premises, expected to occur during the second quarter of 2015.

On February 1, 2011 The Fresh Diet entered into a five year lease for approximately 28,000 square feet of industrial kitchen space at 588 Baltic Street / 345 Butler Street, Brooklyn, NY 11217. The monthly base rent for the premises was $24,000 during the first year, escalating to $27,012 during the fifth year of the lease and is renewable for an additional five years on the same terms with the rent escalating from $28,000 in the first year to $31,000 in the last year.

On May 28, 2013 The Fresh Diet entered into a 37 month lease extension for approximately 9,800 square feet of industrial kitchen space at 8635 Kittyhawk Ave., Los Angeles, CA. The monthly base rent for the premises is currently $12,866 escalating to $13, 252 on June 1, 2015.

On February 17, 2015 The Fresh Diet entered into a six year amendment of lease for approximately 9,700 square feet of industrial kitchen space at 3132 Skyway Circle South, Irving, TX 75038. The base monthly rent for the premises is currently $6,424 escalating to $7,227 for years 2 through 6.

On November 1, 2011 The Fresh Diet entered into a two year lease for approximately 5,200 square feet of industrial kitchen space at 80 Fairbank Street, Addison, ILL 60101. The base monthly rent for the premises is currently $4,025. The lease is currently on a month-to-month basis on the same terms as set forth in the lease.

ITEM 3. Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On June 1, 2012, nine persons, on behalf of themselves and others similarly situated, filed a Collective and Class Action Complaint in the New York Federal District Court, Southern District, against Late Night Express Courier Services, Inc. (FL) (“LNE”) and The Fresh Diet Inc. (“The Fresh Diet”) and certain individuals entitled Hernandez, et al. v. The Fresh Diet Inc., et al., Case No. 12 CV 4339.  On or about October 26, 2012, Plaintiffs filed an Amended Complaint (“Complaint”) adding additional individual Defendants.  The Complaint seeks to recover alleged unpaid overtime wages on behalf of drivers for LNE who delivered meals to The Fresh Diet customers in the tri-state area.  In an opinion dated September 29, 2014 (“Opinion”), the District Court Judge denied the Plaintiffs’ motion for Summary Judgment which sought a holding that all the Plaintiffs were employees of Defendants, as was Defendants’ cross-motion for Summary Judgment seeking a holding that Plaintiffs were independent contractors, the Court finding that there were questions of fact that could not be resolved on motions.  In addition, the Plaintiffs’ motion to certify a class of 109 drivers was denied.  In the same Opinion, Defendants’ motion to decertify the case from 29 potential opt-in Plaintiffs down to the 9 named Plaintiffs was granted, and the possible claims of the remaining 20 were dismissed without prejudice.   On or about February 24, 2015, a second action was filed in the New York Federal District Court, Southern District, on behalf of 6 (of the 20) additional driver-Plaintiffs entitled Hernandez, et al. v. The Fresh Diet Inc., et al. 15 CV 1338, containing essentially the same allegations.  In addition, two of the Plaintiffs from the Complaint also joined the second lawsuit asserting claims for retaliation.  The two cases were assigned to the same Federal Judge (since they are related), but were not consolidated for discovery or trial.

Prior to the second action and on January 21, 2015, the parties appeared before a Federal Magistrate Judge for mediation.  The Magistrate Judge did not succeed in settling the case.  On March 17, 2015, the Federal Judge stayed both cases, and referred both of them to the Court’s mediation program for further mediation within 60 days.  The Company believes that mediation may lead to a global settlement with all existing Plaintiffs.  With respect to the second instituted litigation, inasmuch as the litigation is in its early phase and discovery has not commenced it is too speculative to predict an outcome.  However, we believe we will have available to us many of the same defenses as in the first litigation and therefore do not believe that our exposure, if any at all, will likely exceed the amount of the first litigation, even if additional persons file claims.  Accordingly, given the uncertainty of both of these cases and given the additional Plaintiffs in the second action, the Company has recorded a contingent liability of $400,000 representing the estimated potential amounts payable in the litigations, even though it is possible that the amount of liability may actually be less than the reserved amount.

On September 3, 2014 the registrant’s subsidiary was served a complaint by Monolith Ventures, Ltd., in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida (the “Monolith Complaint”). The Monolith Complaint, which was brought by a shareholder of less than 24% of the outstanding shares of The Fresh Diet sought to attack the Company’s then recently concluded acquisition of The Fresh Diet which was approved by a majority of The Fresh Diet shareholders.  The action has been settled and the lawsuit discontinued with the exchange of general releases.

ITEM 4. Mine Safety Disclosure

Not Applicable.

Index

 PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prices for our common stock are quoted on the OTCQB. Since March 2004, our common stock has traded under the symbol "IVFH".  Prior thereto, our common stock traded under the symbol "FBSN".  21,685,512 shares of our common stock were outstanding as of March 10, 2015.  The following table sets forth the high and low closing sales prices of our common stock as reported in the OTCQB for each full quarterly period within the two most recent fiscal years.

Fiscal Year Ending December 31, 2014	HIGH	LOW
First Quarter	$1.80	$1.13
Second Quarter	1.75	1.20
Third Quarter	1.69	1.16
Fourth Quarter	1.75	1.20

Fiscal Year Ending December 31, 2013	HIGH	LOW
First Quarter	$0.45	$0.21
Second Quarter	0.48	0.30
Third Quarter	1.09	0.36
Fourth Quarter	1.75	1.020

The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On March 10, 2015, the closing price of our common stock as reported by the OTC Market was $1.56.

Security Holders

On March 10, 2015, there were approximately 49 record holders of our common stock.  In addition, we believe there are at least several hundred additional beneficial owners of our common stock whose shares are held in "street name."

Dividends

We have not paid dividends during the three most recently completed fiscal years, and have no current plans to pay dividends on our common stock. We currently intend to retain all earnings, if any, for use in our business.

Recent Sales and Other Issuances of Our Equity Securities

During the twelve months ended December 31, 2014, the Company had the following transactions:

The Company issued 846,263 shares of common stock for the conversion of the principal of convertible notes in the aggregate amount or $120,583 and accrued interest in the amount of $90,984, for a total conversion value of $211,567.

The Company issued 16,203 shares of common stock for the cashless exercise of 18,841 warrants with an exercise price of $0.25 per share.

The Company issued 175,000 shares of common stock due to officers which were previously accrued in the amount of $65,835.

The Company issued 17,248 shares of common stock with a fair value of $17,593 to a service provider.

The Company sold $1,585,000 shares of common stock for cash proceeds of $1,585,000.

The Company issued 6,889,937 shares of common stock with a fair value of $9,645,912 pursuant to the acquisition of The Fresh Diet. An additional 3,110,063 shares with a fair value of $4,354,088 are issuable under the terms of The Fresh Diet acquisition agreement; these shares are disclosed as common stock issued on the Company’s balance sheet at December 31,2014.

The Company issued 1,001,819 shares of common stock for the exercise of warrants in the amount of $350,000.

The Company issued 20,000 shares of common stock for the exercise of stock options in the amount of $7,000.

Index

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

Dilutive Securities

December 31, 2014

At December 31, 2014, the Company had outstanding convertible notes payable in the aggregate principal amount of $758,065 with accrued interest of $655,931 convertible at the rate of $0.25 per share into an aggregate 5,655,984 shares of common stock, These notes were issued as part of a debt financing into the Company in 2004 and have certain restrictions on repayment. In addition, the Company had a convertible note payable in the amount of $200,000, convertible at the rate of $1.54 per share, into 129,871 shares of common stock. This note was issued as part of the purchase price of Organic Food Brokers in 2014.

Also at December 31, 2014, the Company had outstanding warrants for holders to purchase the following additional shares: The following warrants were issued in connection to a 2004 equity investment into the Company: 2,828,405 shares exercisable at a price of $0.575 per share; 1,175,281 shares exercisable at a price of $0.55 per share; and 94,783 shares exercisable at a price of $0.25 per share. In addition the Company has 700,000 warrants outstanding exercisable at a price of $0.01 per share. These warrants were originally issued in connection with the issuance of a loan connected to the Artisan Specialty Foods acquisition. 800,000 of the original warrants were cancelled upon the early payment of the loan in 2012, leaving the current 700,000 connected to the Artisan loan outstanding.

Also at December 31, 2014, the Company had outstanding options for holders to purchase the following additional shares: 500,000 shares at a price of $2.00 per share; 15,000 shares at a price of $1.90 per share; 310,000 shares at a price of $1.60 per share; 100,000 shares at a price of $1.46 per share; 15,000 shares at a price of $1.44 per share; 75,000 shares at a price of $1.31 per share; 225,000 shares at a price of $0.57 per share; 132,500 shares at a price of $0.48 per share; 132,500 shares at a price of $0.474 per share; 132,500 shares at a price of $0.45 per share; 275,000 shares at a price of $0.40 per share; 132,500 shares at a price of $0.38 per share; and 1,200,000 shares at a price of $0.35 per share.

December 31, 2013

At December 31, 2013, The Company had outstanding convertible notes payable in the aggregate principal amount of $898,648 with accrued interest of $720,189 convertible at the rate of $0.25 per share into an aggregate 6,475,348  shares of common stock.

Also at December 31, 2013, the Company had outstanding warrants for holders to purchase the following additional shares: 2,828,406 shares at a price of $0.575 per share; 1,507,101 shares at a price of $0.55 per share; 783,623 shares at a price of $0.25 per share; and 700,000 shares at a price of $0.01 per share.

Also at December 31, 2013, the Company had outstanding options for holders to purchase the following additional shares: 310,000 shares at a price of $1.60 per share; 225,000 shares at a price of $0.57 per share; 132,500 shares at a price of $0.48 per share; 132,500 shares at a price of $0.474 per share; 132,500 shares at a price of $0.45 per share; 275,000 shares at a price of $0.40 per share; 132,500 shares at a price of $0.38 per share; and 1,240,000 shares at a price of $0.35 per share.

The holders of the notes and warrants have each contractually agreed not to convert their convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 9.99% of our outstanding common stock, unless there was a management change or a change of control.  However, this restriction does not prevent them from converting and/or exercising some of their holdings, selling off those shares, and then converting the rest of their holdings.  These note and warrant holders have also contractually agreed not to sell an amount of our shares into the market on any day that would exceed 10% of the volume for such day, unless the reported bid price of our stock is at least $1.50, in which case the permitted daily trading volume limitation shall increase to 15% of the daily volume. The above notwithstanding, the daily volume limitations may be exceeded, provided the weekly volume of sales does not exceed 12%.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2014, the following shares are issuable pursuant to outstanding stock options, warrants, and rights issued under the 2011 Stock Option Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	3,245,000	$0.822	96,755,000
Equity compensation plans not approved by shareholders	8,550,000	$1.000	N/A

ITEM 6. Selected Financial Data

Not Applicable.

Index

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

Index

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

(a) Warrants:

The following table illustrates certain key information regarding our warrants and warrant valuation assumptions at December 31, 2014 and 2013:

December 31,
	2014	2013
Number of warrants outstanding	4,798,469	5,819,129
Value at December 31	N/A	N/A
Number of warrants issued during the period	-	-
Value of warrants issued during the year	N/A	N/A
Revaluation (gain) loss during the period	N/A	N/A
Number of warrants exercised during the period	1,020,660	-
Value of warrants exercised during the period	N/A	N/A
Number of warrants cancelled or expired during the period	-	-
Value of warrants cancelled or expired during the period	N/A	N/A
Black-Scholes model variables:
Volatility	N/A	N/A
Dividends	N/A	N/A
Risk-free interest rates	N/A	N/A
Term (years)	N/A	N/A

(b) Embedded conversion features of notes payable:

The following table illustrates certain key information regarding our Conversion options and conversion option valuation assumptions at December 31, 2014 and 2013:

December 31,
	2014		2013

Number of conversion options outstanding		3,162,130		3,594,592
Value at December 31	$	N/A	$	N/A
Number of conversion options issued during the year		129,870		-
Value of conversion options issued during the year		$-		$-
Number of options exercised or underlying notes paid during the year		562,332		1,773,603
Value of options exercised during the year	$	N/A	$	N/A
Revaluation loss (gain) during the period		N/A		N/A

Black-Scholes model variables:		N/A		N/A
Volatility	N/A		N/A
Dividends		N/A		N/A
Risk-free interest rates		N/A		N/A
Term (years)		N/A		N/A

Index

(c)   Stock options:

The Company accounts for options in accordance with FASB ASC 718-40.  Options are valued upon issuance utilizing the Black-Scholes valuation model.   Option expense is recognized over the requisite service period of the related option award.  The following table illustrates certain key information regarding our options and option assumptions at December 31, 2014 and 2013:

	December 31,
	2014	2013
Number of options outstanding	3,245,000		2,580,000
Value at December 31	N/A		N/A
Number of options issued during the year	705,000		910,000
Value of options issued during the year	$393,737		-
Number of options recognized during the year pursuant to SFAS 123(R)	0		910,000
Number of options exercised or expired during the year	40,000
Value of options recognized during the year pursuant to SFAS 123(R)	$308,782		$178,183
Revaluation (gain) during the period	N/A	$	N/A

Black-Scholes model variables:
Volatility	89.42% to 189.71%	186.46% to 189.28%
Dividends	0		0
Risk-free interest rates	0.37% - 0.42%		0.11 to 1.18%
Term (years)	2.00 - 4.00		0.26 - 5.00

Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $29,500 for doubtful accounts receivable at December 31, 2014, and $56,740 at December 31, 2013. Actual losses on accounts receivable were $20,057 for 2014 and $6,729 for 2013. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America. The estimated fair values approximate their carrying value because of the short-term maturity of these instruments or the stated interest rates are indicative of market interest rates. These fair values have historically varied  due to the market price of the Company’s stock at the date of valuation. Generally, these liabilities  increased as the price of the Company’s stock increased (with resultant gain), and decreased as the Company’s stock decreased (yielding a loss). In December 2012, the Company removed  these liabilities from its balance sheet  by  reclassifying them as equity.

Income Taxes

The Company has a history of losses, and as such has recorded no liability for income taxes. Until such time as the Company begins to provide evidence that a continued profit is a reasonable expectation, management will not determine that there is a basis for accruing an income tax liability. These estimates have been accurate in the past.

Background

We were initially formed in June 1979 as Alpha Solarco Inc., a Colorado corporation. From June 1979 through February 2003, we were either inactive or involved in discontinued business ventures. We changed our name to Fiber Application Systems Technology, Ltd in February 2003. In January 2004, we changed our state of incorporation by merging into Innovative Food Holdings, Inc. (IVFH), a Florida corporation formed for that purpose. As a result of the merger, we changed our name to that of Innovative Food Holdings, Inc. In January 2004, we also acquired Food Innovations, Inc. (“FII” or “Food Innovations”), a Delaware corporation, for 500,000 shares of our common stock.

Index

On May 18, 2012, the Company executed a Stock Purchase Agreement to acquire all of the issued and outstanding shares of Artisan Specialty Foods, Inc., an Illinois corporation (“Artisan”), from its owner, Mr. David Vohaska.  The purchase price was $1.2 million, with up to another $300,000 (with a fair value of $131,000) payable in the event certain financial milestones are met over the next one or two years.  Those milestones have been met. The purchase price was primarily financed via a loan from Alpha Capital in the principal amount of $1,200,000. The loan was repaid in November 2013 via the issuance of a loan from Fifth Third Bank.  Prior to the acquisition, Artisan was a supplier and had sold products to the Company.

Pursuant to an asset purchase agreement, effective November 2, 2012, the Company purchased the outstanding assets of The Haley Group, LLC (“Haley”). Pursuant to a purchase agreement, effective June 30, 2014, the Company purchased 100% of the membership interest of Organic Food Brokers, LLC, a Colorado limited liability company (“OFB”).

On August 15, 2014, pursuant to a merger agreement (the “Fresh Diet Merger Agreement”), the Company acquired The Fresh Diet, Inc. (“FD”) through a reverse triangular merger as the registrant created a subsidiary corporation (FD Acquisition Corp) that merged with and into FD with FD being the surviving corporation and becoming a wholly-owned subsidiary of the Company.  The purchase price consisted of 10,000,000 shares of the Company’s common stock valued at $14,000,000.  The majority of FD’s current liabilities consisted of approximately $3.8 million of deferred revenues and approximately $2.1 million in short term commercial loans and there were additional ordinary course of business expenses such as trade payables, payroll and sales taxes which vary from month to month. In addition, it had some long term obligations the bulk of which consist of interest free loans from FD’s former shareholders in the amount of approximately $2.2 million which are not due for three years.  Prior to the merger FD had purchased an immaterial amount of product from the Company.  FD operates as an independent subsidiary subject to oversight of its board of directors and the Company’s President and CEO.

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

RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2014 and 2013.

This discussion may contain forward looking-statements that involve risks and uncertainties. Our future results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue

Revenue increased by $8,288,929 or approximately 36.8% to $30,800,858 for the year ended December 31, 2014 from $22,511,929 in the prior year.  Approximately $4,917,130 of the increase was attributable to revenue associated with The Fresh Diet, which the Company acquired effective August 15, 2014, and approximately $3,371,799 of the increase was due to organic growth of the Company.  In addition, as a result of the acquisition, pursuant to GAAP accounting rules governing the fair value of deferred revenue in an acquisition, the Company’s gross sales were reduced in the amount of $1,164,563 due to the amortization of the discount on acquired deferred revenue.

We continue to assess the potential of new revenue sources from the manufacture and sale of proprietary food products and additional sales channel opportunities in both the foodservice and consumer space and will implement that strategy if, based on our analysis, we deem it beneficial to us.

Any changes in the food distribution, specialty foods and direct to consumer delivered meals operating landscape that materially hinders our current ability and/or cost to deliver our products to our customers could potentially cause a material impact on our net revenue and gross margin and, therefore, our profitability and cash flows could be adversely affected.

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

Index

Cost of goods sold

Our cost of goods sold for the twelve months ended December 31, 2014 was $22,691,387, an increase of $6,828,641 or approximately 43% compared to cost of goods sold of $15,862,746 for the twelve months ended December 31, 2013. The increase was primarily attributable to costs associated with The Fresh Diet, which the Company acquired effective August 15, 2014 and to an increase in organic revenues. Cost of goods sold is made up of the following expenses for the twelve months ended December 31, 2014: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $13,003,809; and kitchen expenses, preparation, shipping, delivery, handling, and purchase allowance expenses in the amount of $9,687,578. Total gross margin was approximately 26.3% of sales in 2014, compared to approximately 29.5% of sales in 2013. The decrease in gross margins for 2014 are primarily attributable to the operations of The Fresh Diet which we acquired on August 15, 2014. The operations of The Fresh Diet also included a non-cash operational charge associated with the valuation of deferred revenues which had the effect of lowering Fresh Diet’s gross margin.

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

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $5,341,719 or approximately 94.0% to $11,025,083 during the twelve months ended December 31, 2014 compared to $5,683,364 for the twelve months ended December 31, 2013. The increase in selling, general, and administrative expenses was primarily due to costs associated with The Fresh Diet, which the Company acquired effective August 15, 2014.

Interest expense, net

Interest expense, net of interest income, decreased by $1,628,006 or approximately 66.4% to $824,070 during the twelve months ended December 31, 2014, compared to $2,452,076 during the twelve months ended December 31, 2013.  Approximately 14.1% or $116,372 of the interest expense was accrued or paid interest on the company’s notes payable; approximately 85.9% or $707,698 of the interest was a non-cash GAAP accounting charge associated with the amortization of the discounts on the Company’s notes payable.

Other Income

Other income was $8,734 during the December 31, 2014 which was related to the disposal of certain property and equipment. There was no such gain during the year ended December 31, 2013.

Net income attributable to variable interest entities

For the reasons above, the Company had a net loss for the twelve months ended December 31, 2014 of $3,732,132 which is an increase of $2,245,875 or approximately 151% compared to a net loss of $1,486,257 during the twelve months ended December 31, 2013.  Approximately 95% of such loss was due to non-cash GAAP accounting charges including the amortization of the discount on deferred revenues acquired, non-cash compensation and amortization of discounted notes.

Net Income attributable to Innovative Food Holdings, Inc.

For the reasons above, the Company had a net loss for the twelve months ended December 31, 2014 of $3,732,132 which is an increase of $2,245,875 or approximately 151% compared to a net loss of $1,486,257 during the twelve months ended December 31, 2013, although approximately 95%, of such loss was due to non-cash GAAP accounting charges including the amortization of the discount on deferred revenues acquired, amortization of non-cash compensation and amortization of discounted notes.

Liquidity and Capital Resources at December 31, 2014

As of December 31, 2014, the Company had current assets of $6,637,448 consisting of cash and cash equivalents of $3,112,526; trade accounts receivable of $1,242,970, inventory of $1,195,327, other current assets of $625,495, and amount due from related parties of $461,130.  Also at December 31, 2014, the Company had current liabilities of $13,536,862, consisting of deferred revenue of $4,792,609, accounts payable and accrued liabilities of $5,234,392 (of which $1,137,692 was payable to related parties); accrued interest of $681,979 (of which $78,945 was payable to related parties); current portion of notes payable, net of discounts, of $714,811;  contingent liabilities of $572,500; amount due under revolving credit facilities of $360,871; and current portion of notes payable – related parties of $110,500.  In addition, current liabilities included a deferred tax liability of $1,069,200; the deferred tax liability is related to intangible assets acquired in The Fresh Diet transaction; it may be adjusted based on the value of assets but does not affect the Company’s current profitability or current cash obligations.

During the twelve months ended December 31, 2014, the Company generated cash from operating activities in the amount of $940,046.  This consisted of the Company’s net loss of $(3,730,948) and gain on disposition of property and equipment of $8,734, offset by non-cash charges for the amortization of discount on notes payable of $707,798; depreciation and amortization of $630,086; increase in allowance for bad debt of $15,687; and non-cash compensation in the amount of $1,662,798.  The Company’s cash position also increased by $1,663,459 as a result of changes in the components of current assets and current liabilities.

Index

The Company had cash provided by investing activities of $13,847 for the twelve months ended December 31, 2014, which consisted of $277,885 cash received in the acquisition of The Fresh Diet and $44,481 cash received from the disposition of property and equipment, offset by $204,000 for investments, $100,000 for the purchase of Organic Food Brokers, and $4,519 for the purchase of assets. The Company had cash generated by financing activities of $85,028 for the twelve months ended December 31, 2014, which consisted of principal payments on notes payable and capital leases of $936,443 (including $666,667 on the Fifth Third Bank Term Loan),  net payments made on revolving credit facilities of $860,529 (payments of $1,446,072 and borrowing of $585,543),  and purchase of treasury stock of $60,000, partially offset by proceeds from the sale of stock for cash of $1,585,000, proceeds from the exercise of common stock warrants of $350,000, and proceeds from the exercise of common stock options of $7,000.

The Company had net working capital deficit of $6,899,414 as of December 31, 2014.  We have generated positive cash flow from operations during the years ended December 31, 2014 and 2013. In addition, the Company’s auditors previously removed the going concern qualification to the audit opinion on the Company’s financial statements for the year ended December 31, 2012.  The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines.  Currently, we do not have any material long-term obligations other than those described in Note 9 to the financial statements included in this report. As we seek to increase our sales of new items and enter new markets, acquire new businesses as well as identify new and other consumer and food service oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

On March 6, 2015 we completed a round of financing of $3,078,998 through the sale of 3,178,420 restricted shares of our common stock at a price per share of $0.9646, primarily for the purpose of acquiring, in a block sale, the shares of Monolith Ventures Ltd, a former shareholder of The Fresh Diet, who agreed to sell its position of approximately 3 million shares at a price of $0.9646 per share. Concurrently, Monolith Ventures Ltd. dismissed its previously reported litigation against the Company and exchanged mutual releases with the Company.  Simultaneously, the Company also raised an additional $1,209,596 through the sale of 943,829 restricted shares of the Company’s common stock at a price per share of $1.30.  Approximately 2.1 Million shares are subject to a one year lock up.  No warrants or other convertible securities were involved in the financing and the financing was completed by officers of the Company without requiring the services of a placement agent.  The financing was an exempt private placement under Regulation D with offers and sales made only to “accredited investors” without the use of public advertising.

In March 2015, warrants to purchase 727,272 shares of the Company’s common stock were exercised for cash of $400,000.

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

2015 Plans

During 2015, in addition to our efforts to increase sales in our existing foodservice operations we plan to attempt to expand our business by expanding our focus to additional specialty foods markets in both the consumer and foodservice sector ,exploring potential acquisition opportunities and continuing to extend our focus from a mainly wholesale foodservice business directed towards chefs to expanding sales and market opportunities  in the direct to consumer specialty food market through the growth of the Company’s and The Fresh Diet’s existing sales channels and through a variety of direct to consumer sales channel relationships which are currently being explored. In addition we are currently exploring the introduction of a variety of new product categories and new product lines, to leverage our existing foodservice and consumer customer base.

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

Transactions with Major Customers

The Company’s largest customer, US Foods, Inc. and its affiliates, accounted for approximately 60% and 75% of total sales in the years ended December 31, 2014 and 2013, respectively.  A contract between our subsidiary, Food Innovations, and USF entered an optional renewal period in December 2012 but was automatically extended for an additional 12 months in each of January 1, 2013 and 2014.  On January 26, 2015 we executed a Vendor Program Agreement between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods, Inc.  The term of the Agreement is from January 1, 2015 through December 31, 2016 and provides for up to three (3) automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew.

Index

ITEM 8. Financial Statements

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Innovative Food Holdings, Inc.
Naples, Florida

We have audited the accompanying consolidated balance sheet of Innovative Food Holdings, Inc., and subsidiaries (“the Company”) as of December 31, 2014 and 2013, the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ LIGGETT, VOGT & WEBB, P.A.

New York, NY
March 31, 2015

Index

Innovative Food Holdings, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$3,112,526	$2,073,605
Accounts receivable net	1,242,970	771,205
Inventory	1,195,327	839,979
Other current assets	625,495	11,316
Due from related parties	461,130	-
Total current assets	6,637,448	3,696,105

Property and equipment, net	1,922,044	954,068
Investment	204,000	-
Intangible assets, net	23,610,549	887,442
Total assets	$32,374,041	$5,537,615

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,096,700	$1,285,149
Deferred revenue	4,792,609	-
Accrued liabilities - related parties	1,137,692	523,110
Accrued interest	603,034	671,481
Accrued interest - related parties	78,945	48,708
Revolving credit facilities	360,871	-
Notes payable, current portion, net of discount	714,811	1,150,253
Notes payable - related parties, current portion	110,500	110,500
Deferred tax liability	1,069,200	-
Contingent liabilities	572,500	80,881
Total current liabilities	13,536,862	3,870,082

Note payable - long term portion, net of discount	1,251,745	727,328
Notes payable - related parties, long term portion	2,199,970	-
Total liabilities	16,988,577	4,597,410

Stockholders' equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 21,393,989 and 7,732,456 shares issued and 20,693,326 and 7,117,743 shares outstanding at December 31, 2014 and December 31, 2013, respectively	2,140	774
Additional paid-in capital	25,937,734	7,702,893
Treasury stock, 486,254 and 400,304 shares outstanding at December 31, 2014 and December 31, 2013, respectively	(160,099)	(100,099)
Accumulated deficit	(10,395,495)	(6,663,363)
Total Innovative Food Holdings, Inc. stockholders' equity	15,384,280	940,205
Noncontrolling interest in variable interest entity	1,184	-
Total stockholder's equity	15,385,464	940,205

Total liabilities and stockholders' equity	$32,374,041	$5,537,615

See notes to consolidated financial statements.

Index

Innovative Food Holdings, Inc.
Consolidated Statements of Operations

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2014	2013

Revenue	$30,800,858	$22,511,929
Cost of goods sold	22,691,387	15,862,746
Gross margin	8,109,471	6,649,183

Selling, general and administrative expenses	11,025,083	5,683,364
Total operating expenses	11,025,083	5,683,364

Operating (loss) income	(2,915,612)	965,819

Other (income) expense:
Interest expense, net	824,070	2,452,076
Other (income)	(8,734)	-
Total other (income) expense	815,336	2,452,076

Net loss before taxes	(3,730,948)	(1,486,257)

Income tax expense	-	-

Net loss	$(3,730,948)	$(1,486,257)

Less net income attributable to noncontrolling interest in variable interest entities	1,184	-

Net loss attributable to Innovative Food Holdings, Inc.	$(3,732,132)	$(1,486,257)

Net loss per share - basic	$(0.32)	$(0.23)

Net loss per share - diluted	$(0.32)	$(0.23)

Weighted average shares outstanding - basic	11,421,690	6,500,506

Weighted average shares outstanding - diluted	11,421,690	6,500,506

See notes to consolidated financial statements.

Index

Innovative Food Holdings, Inc.
Consolidated Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(3,730,948)	$(1,486,257)
Gain on disposition of property and equipment	(8,734)	-
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Increase in allowance for bad debts	15,687	38,264
Depreciation and amortization	630,086	262,882
Non-cash compensation	1,212,891	309,013
Amortization of discount on notes payable	707,698	2,322,909
Changes in assets and liabilities:
Accounts receivable, net	(485,112)	150,336
Deferred revenue	2,080,609	-
Inventory and other current assets, net	(347,278)	(319,911)
Accounts payable and accrued expenses - related party	715,654	58,242
Accounts payable and accrued expenses	131,378	19,403
Due from related party	1,496	-
Contingent liability	16,619	-
Net cash provided by operating activities	940,046	1,354,881

Cash flows from investing activities:

Investments in food related companies	(204,000)	-
Acquisition of Organic Food Brokers	(100,000)	-
Cash received in acquisition of The Fresh Diet	277,885	-
Cash received in sale of property and equipment	44,481	-
Acquisition of property and equipment	(4,519)	(341,438)
Net cash provided by (used in) investing activities	13,847	(341,438)

Cash flows from financing activities:
Common stock sold for cash	1,585,000	-
Common stock sold for exercise of options and warrants	357,000	-
Purchase of treasury stock for cash	(60,000)	(100,000)
Borrowings on revolving credit facilities	585,543	-
Payments made on revolving credit facilities	(1,446,072)	-
Proceeds from bank loan	-	324,676
Principal payments on debt	(816,522)	(511,543)
Principal payments capital leases	(119,921)	-
Net cash provided by (used in) financing activities	85,028	(286,867)

Increase in cash and cash equivalents	1,038,921	726,576

Cash and cash equivalents at beginning of period	2,073,605	1,347,029

Cash and cash equivalents at end of period	$3,112,526	$2,073,605

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$52,319	$48,278

Taxes	$-	$-

Issuance of 846,263 shares of common stock for conversion of notes payable and accrued interest	$211,567	$-

Issuance of shares previously subscribed		$7,302

Mortgage and purchase of land and building	$-	$546,000

Conversion of notes payable and accrued interest to common stock		$293,426

Issuance of common stock for cashless conversion of warrants		$26

Payoff of common stock from proceeds of bank term loan		$675,324

Issuance of 10,000,000 shares of common stock for acquisition of The Fresh Diet	$14,000,000	$-

Discount on notes payable due to extension of term	$732,565	$-

Additions to vehicles under capital lease	$85,464	$-

Issuance of 175,000 shares of common stock to officers, previously accrued	$65,835	$-

Issuance of 16,202 shares of common stock under cashless exercise of warrants	$-	$-

Increase in acquisition intangible assets due to deferred tax liability	$1,069,200	$-

See notes to consolidated financial statements.

Index

Innovative Food Holdings, Inc.
Consolidated Statements of Stockholders' Equity

	Common Stock			Common stock	Treasury stock		Accumulated	Noncontrolling
	Amount	Value	APIC	Subscribed	Amount	Value	Deficit	Interest	Total

Balance as of December 31, 2012	6,023,801	602	6,329,553	68,336	304	(99)	(5,177,106)		1,221,286

Common stock issued for conversion of notes payable and accrued interest	1,173,712	118	293,308	-	-	-	-		293,426

Common stock issued, previously subscribed	279,310	28	75,637	(68,336)	-	-	-		7,329

Cashless exercise of warrants	255,633	26	(26)	-	-	-	-		-

Common stock repurchased	-	-	-	-	400,000	(100,000)	-		(100,000)

Fair value of stock options and vested options issued to management	-	-	178,183	-	-	-	-		178,183

Discount on notes payable	-	-	826,238	-	-	-	-		826,238

Loss for the year ended December 31, 2013	-	-	-	-	-	-	(1,486,257)		(1,486,257)

Balance as of December 31, 2013	7,732,456	774	7,702,893	-	400,304	(100,099)	(6,663,363)		940,205

Common stock issued for conversion of notes payable and accrued interest	846,263	84	211,483	-	-	-	-	-	211,567

Common stock issued for the cashless exercise of warrants	16,203	2	(2)	-	-	-	-	-	-

Fair value of vested stock options issued to management	-	-	265,995	-	-	-	-	-	265,995

Common stock repurchased	-	-	-	-	85,950	(60,000)	-	-	(60,000)

Discount on notes payable	-	-	732,565	-	-	-	-	-	732,565

Common stock issued to officers, previously accrued	175,000	17	65,818	-	-	-	-	-	65,835

Common stock issued to service provider	17,248	2	17,591	-	-	-	-	-	17,593

Common stock sold for cash	1,585,000	159	1,584,841	-	-	-	-	-	1,585,000

Options issued in acquisition of Organic Food Brokers	-	-	71,349	-	-	-	-	-	71,349

Shares issued in acquisition of The Fresh Diet	6,889,937	689	9,645,223	-	-	-	-	-	9,645,912

Shares held for issuance in acquisition of The Fresh Diet	3,110,063	311	4,353,777	-	-	-	-	-	4,354,088

Shares issued for exercise of warrants	1,001,819	100	349,900	-	-	-	-	-	350,000

Fair value of stock options issued to a service provider	-	-	42,787	-	-	-	-	-	42,787

Stock issued for exercise of options	20,000	2	6,998	-	-	-	-	-	7,000

Value of RSU's recognized during the period	-	-	886,516	-	-	-	-	-	886,516

Loss for the twelve months ended December 31, 2014	-	-	-	-	-	-	(3,732,132)	1,184	(3,730,948)

Balance at December 31, 2014	21,393,989	2,140	25,937,734	-	486,254	(160,099)	(10,395,495)	1,184	15,385,464

See notes to consolidated financial statements.

Index

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Our business is currently conducted by our wholly-owned subsidiaries, Artisan Specialty Foods, Inc. (“Artisan”), Food Innovations, Inc. (“Food Innovations” or “FII”), Food New Media Group, Inc. (“FNM”), Organic Food Brokers, Inc. (“OFB”), Gourmet Food Service Group, Inc. (“GFG”), Gourmet Foodservice Warehouse, Inc., Gourmeting, Inc.; The Fresh Diet, Inc. (“The Fresh Diet” or “FD”), The Haley Group, Inc. (“Haley”), 4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.), (“Gourmet” and collectively with IVFH and other subsidiaries, the “Company” or “IVFH”).  Since its incorporation, the Company primarily through FII’s relationship with US Food, Inc.  (“U.S. Foods” or “USF”), has been in the business of providing premium restaurants, within 24 – 72 hours, with the freshest origin-specific perishables,   specialty food products, and healthcare products shipped directly from our network of vendors and from our warehouses. Our customers include restaurants, hotels, country clubs, national chain accounts, casinos, hospitals and catering houses.   Gourmet has been in the business of providing consumers with gourmet food products shipped directly from our network of vendors and from our warehouses within 24 – 72 hours. GFG is focused on expanding the Company’s program offerings to additional customers.  In our business model, we receive orders from our customers and then work closely with our suppliers and our warehouse facilities to have the orders fulfilled.  In order to maintain freshness and quality, we carefully select our suppliers based upon, among other factors, their quality, uniqueness, reliability and access to overnight courier services.

The Fresh Diet is the nationwide leader in freshly prepared gourmet specialty meals, using the finest specialty, artisanal, direct from source ingredients, delivered daily, directly to consumers using The Fresh Diet® platform.  The Fresh Diet’s platform includes a company managed and owned preparation and logistics infrastructure, including a comprehensive company managed network of same day and next day last mile food delivery capabilities. Artisan is a supplier of over 1,500 niche gourmet products to over 500 customers in the Greater Chicago area.  Haley provides consulting services and other solutions to its clients in the food industry.  Haley is a dedicated foodservice consulting and advisory firm that works closely with companies to access private label and manufacturers’ label food service opportunities with the intent of helping them launch and commercialize new products in the broadline foodservice industry and get products distributed via national broadline food distributors.  OFB is a dedicated foodservice consulting and advisory firm that works closely with companies to access private label and manufacturers’ label food service opportunities with the intent of helping them launch and commercialize new products in the retail foodservice industry and provides emerging food brands distribution and shelf placement access in all of the major metro markets in the food retail industry.

Use of Estimates

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates include certain assumptions related to doubtful accounts receivable, stock-based services, valuation of financial instruments, and income taxes. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounts subject to estimate and judgements are accounts receivable reserves, income taxes, intangible assets, contingent liabilities, and equity based instruments. Actual results may differ from these estimates under different assumptions or conditions. We believe our estimates have not been materially inaccurate in past years, and our assumptions are not likely to change in the foreseeable future.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Innovative Food Holdings, Inc., and its wholly owned operating subsidiaries, Artisan, Food Innovations, FNM, OFB, GFG, Gourmet Foodservice Warehouse, Inc., Gourmeting, Inc., The Fresh Diet, Haley, and Gourmet.  All material intercompany transactions have been eliminated upon consolidation of these entities.

The Company consolidates the financial statements of a variable interest entity (“VIE”) in which it is the primary beneficiary. In determining whether the Company is the primary beneficiary of a variable interest entity, consideration is given to a number of factors, including the ability to direct the activities that most significantly affect the entity’s economic success as well as the Company’s exposure to absorb the losses and obligations of such entities. Late Night Express Courier Service, Inc., an independent company providing delivery services to The Fresh Diet customers, was determined to be a VIE that was required to be consolidated under Accounting Standards Codification (“ASC”) 810, Consolidation, as set forth by the Financial Accounting Standards Board (“FASB”) and accordingly, was included in the accompanying consolidated financial statements  for the year ended December 31, 2014.   All material inter-company transactions and balances of the Company’s wholly owned subsidiaries and VIE have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue upon product delivery. All of our products are shipped either same day or overnight or through longer  shipping terms to the customer and the customer takes title to product and assumes risk and ownership of the product when it is delivered. Shipping charges to customers and sales taxes collectible from customers, if any, are included in revenues.

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

Cost of goods sold

We have included in cost of goods sold all costs which are directly related to the generation of revenue. These costs include primarily the cost of food and raw materials, plus kitchen expenses, preparation, product conversion, packing and handling, shipping, and delivery costs.

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

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  Accounts receivable are presented net of an allowance for doubtful accounts of $29,500 and $56,740 at December 31, 2014, and 2013, respectively.

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

Index

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

As of December 31, 2014, the Company’s management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

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

Noncontrolling Interest

As a result of adopting ASC 810-10 Consolidations, we present non-controlling interests as a component of equity on our Consolidated Balance Sheets and Consolidated Statement of Deficiency in Equity.   Net income (loss) from consolidated entities attributable to noncontrolling interests are adjusted in our reported net income (loss) attributable to Innovative Food Holdings, Inc.

Cost Method Investments

The Company has made several investments in early stage private food related companies and are accounting for these investments under the cost method.

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

A net loss causes all outstanding stock options and warrants to be antidilutive. As a result, the basic and dilutive losses per common share are the same for the years ended December 31, 2014 and 2013.

Index

Dilutive shares at December 31, 2014:

At December 31, 2014, the Company had outstanding convertible notes payable in the aggregate principal amount of $758,065 with accrued interest of $655,931 convertible at the rate of $0.25 per share into an aggregate of 5,655,984 shares of common stock, and a convertible note payable in the amount of $200,000 convertible at the rate of $1.54 into 129,871 shares of common stock.

Also at December 31, 2014, the Company had outstanding warrants for holders to purchase the following additional shares: 2,828,406 shares at a price of $0.575 per share; 1,175,282 shares at a price of $0.55 per share; 94,783 shares at a price of $0.25 per share; and 700,000 shares at a price of $0.01 per share.

Also at December 31, 2014, the Company had outstanding options for holders to purchase the following additional shares: 500,000 shares at a price of $2.00 per share; 15,000 shares at a price of $1.90 per share; 310,000 shares at a price of $1.60 per share; 100,000 shares at a price of $1.46 per share; 15,000 shares at a price of $1.44 per share; 75,000 shares at a price of $1.31 per share; 225,000 shares at a price of $0.57 per share; 132,500 shares at a price of $0.48 per share; 132,500 shares at a price of $0.474 per share; 132,500 shares at a price of $0.45 per share; 275,000 shares at a price of $0.40 per share; 132,500 shares at a price of $0.38 per share; and 1,200,000 shares at a price of $0.35 per share.

Also at December 31, 2014 , the Company has issued restricted stock units (“RSUs”) for the potential issuance of shares of the Company’s common stock for the purpose of aligning executives and employees of the Company and  for the purpose of compensation for serving as members of the Board of Directors of the Company and for the purposes of retaining qualified personnel at compensation levels that otherwise would not be available should the company have been required to pay certain salaries in cash only. Certain of the RSUs were issued to employees of The Fresh Diet  ( “Employee RSUs”)  and certain RSUs were issued to the executive officers of the Company ( “Executive RSUs”) and certain RSUs were issued to members of the board of directors of the Company ( “Board RSUs” ).  With respect to the Executive RSUs, effective November 17, 2014, each of the Company’s executive officers were awarded RSUs which vest according the following schedule, provided the performance conditions are met: 150,000 RSUs vest on each of July 1 and December 31, 2015; 300,000 RSUs vest on December 31, 2016 and 400,000 RSUs vest on July 1, 2017.  On August 7, 2014, the Company’s Board of Directors approved the amendment of the employment agreements, effective as of August 13, 2014, of each of the Company’s President and CEO, providing for (i) an award to the President of 75,000 RSUs which vest on January 1, 2015 and 75,000 RSUs which vest on May 1, 2016; and (ii) an award to the CEO of 125,00 RSUs which vest if the 30 day average closing price of the Company’s common stock is $2.00 or above and there is a 50,000 average daily volume or if there is a 50,000 average daily volume for 14 straight  trading days; and (iii) an award to the CEO of 175,000 RSUs which vest if the 30 day average closing price of the Company’s common stock is $3.00 or above and there is a 50,000 average daily volume for 14 straight trading days.

The Employee RSUs issued to certain nonexecutive employees of the Company were issued either; partially in lieu of salary, future bonuses or a combination of both bonus and salary. The Employee RSUs vest according to the following schedule: On July 1 2015 600,000 will vest on December 31 2015 an additional 600,000 shares will vest. On December 31 2016 an additional 1.2 million shares will vest and an additional 1.6 million shares will vest on July 1 2017. Vesting is contingent on being an employee of the Company at the time of vesting. In addition there are restrictions on the sale of such vested stock including aggregate volume restrictions and no Employee RSU shares can be sold below $2.50 per share. In addition up to an additional 25,000 shares will vest on a monthly basis. Vesting is contingent on employment by the Company at the time of vesting and the Company stock price closing above $2.50 per share for 20 straight days. In addition there are restrictions on the sale of such vested stock including aggregate volume restrictions and no shares can be sold below $2.50 per share

The Company estimated that the stock-price goals of the Company’s stock price closing above $2.50 per share for 20 straight days have a 90% likelihood of achievement, and these RSUs were valued at 90% of their face value. The Company estimated that the revenue targets had a 100% likelihood of achievement, and these RSUs were valued at 100% of their face value.  We recognized stock-based compensation expense of in a straight-line manner over the vesting period of the RSUs. This resulted in stock-based compensation expense of $886,516 related to recognition of RSUs during the year ended December 31, 2014.

Index

Dilutive shares at December 31, 2013:

At December 31, 2013, The Company had outstanding convertible notes payable in the aggregate principal amount of $898,648 with accrued interest of $720,189 convertible at the rate of $0.25 per share into an aggregate 6,475,348 shares of common stock.

Also at December 31, 2013, the Company had outstanding warrants for holders to purchase the following additional shares: 2,828,406 shares at a price of $0.575 per share; 1,507,101 shares at a price of $0.55 per share; 783,623 shares at a price of $0.25 per share; and 700,000 shares at a price of $0.01 per share.

Also at December 31, 2013, the Company had outstanding options for holders to purchase the following additional shares: 310,000 shares at a price of $1.60 per share; 225,000 shares at a price of $0.57 per share; 132,500 shares at a price of $0.48 per share; 132,500 shares at a price of $0.474 per share; 132,500 shares at a price of $0.45 per share; 275,000 shares at a price of $0.40 per share; 132,500 shares at a price of $0.38 per share; and 1,240,000 shares at a price of $0.35 per share.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At December 31, 2014 and 2013, trade receivables from the Company’s largest customer amount to 54% and 53%, respectively, of total trade receivables.

Stock-based Compensation

We use the Black-Scholes-Merton option pricing model to estimate the fair value of options granted. The Black-Scholes-Merton option valuation model requires the use of assumptions, including the expected term of the award and the expected stock price volatility. We used the Company’s historical volatility to estimate expected stock price volatility. The risk-free rate assumption was based on United States Treasury instruments whose terms were consistent with the expected term of the stock option. The expected dividend assumption was based on the Company’s history and expectation of dividend payouts.

Restricted Stock Units (RSUs) were measured based on the fair market values of the underlying stock on the dates of grant. RSUs awarded may be conditional upon the attainment of one or more performance objectives over a specified period. At the end of the performance period, if the goals are attained, the awards are granted. Stock-based compensation expense was calculated based on awards ultimately expected to vest and was reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. The estimated annual forfeiture rates for stock options and RSUs are based on the Company’s historical forfeiture experience. The estimated fair value of stock options and RSUs is expensed on a straight-line basis over the vesting term of the grant. Compensation expense is recorded over the requisite service period based on management's best estimate as to whether it is probable that the shares awarded are expected to vest. Management assesses the probability of the performance milestones being met on a continuous basis.

Options expense during the twelve months ended December 31, 2014 and 2013 are summarized in the table below:

	December 31,
	2014	2013

Option expense	$308,782	$178,183

RSUs expense during the twelve months ended December 31, 2014 and 2013 are summarized in the table below:

	December 31,
	2014	2013

RSUs expense	$886,516	$-

Reclassifications and Corrections

Certain reclassifications have been made to conform prior period data to the current presentation. In addition, the Company identified an error and revised its financial statements for the year ended December 31, 2013 related to the elimination of certain intercompany revenues. Management concluded that the errors had no material impact on any of the Company’s previously issued financial statements, are immaterial to the Company’s 2013 results, and had no material effect on the trend of the Company’s financial results. As a result of the immaterial errors discussed above, the consolidated financial statements reflect the following adjustments: a reduction in cost of goods sold and an offsetting reduction in revenue of $990,811 for the year ended December 31, 2013.  The effect of the reclassifications and immaterial errors had no effect on reported net income.

Index

Significant Recent Accounting Pronouncements

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is expected to have an immaterial impact on the Company’s consolidated financial statements.

On June 19, 2014, the Company adopted the amendment to (Topic 718) Stock Compensation: Accounting for Share-Based Payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendment for accounting for share based payments, when an award provides that a performance target that affects vesting could be achieved after an employee completes the requisite service period shall be accounted for as a performance condition. The performance target shall not be reflected in estimating the fair value of the award at the grant date, and compensation cost shall be recognized in the period in which it becomes probable that the performance target will be achieved and will represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost shall be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period shall reflect the number of awards that are expected to vest and shall be adjusted to reflect the awards that ultimately vest. The Company does not believe the accounting standards currently adopted will have a material effect on the accompanying condensed financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2. ACQUISITIONS

The Fresh Diet

The Fresh Diet Merger (“FD”) was accounted for as an acquisition of an ongoing business in accordance with ASC Topic 805 - Business Combinations (“ASC 805”), where the Company was treated as the acquirer and the acquired assets and assumed liabilities were recorded by the Company at their estimated fair values. The total purchase price of the assets acquired and assumed liabilities included; cash, inventory, accounts receivable, fixed assets, deposits, deferred revenue, accounts payable and notes payable.

The assets and liabilities of FD were recorded at their respective fair values as of the date of acquisition. Any difference between the cost of the acquired entry and the fair value of the assets acquired and liabilities assumed is recorded as goodwill.

The acquisition date estimated fair value of the consideration transferred totaled $14.0 million, which consisted of the following:

Common Stock - 10,000,000 shares	$14,000,000
Total purchase price	$14,000,000

Tangible assets acquired	$2,567,223
Liabilities assumed	11,035,724
Net tangible assets	(8,468,501)
Customer relationships	2,700,000
Trade names	1,800,000
Goodwill	17,968,501
Total purchase price	$14,000,000

Index

The above estimated fair value of the intangible assets is based on a preliminary purchase price allocation prepared by management with the assistance of a third party valuation expert.  As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill.  After the preliminary purchase price allocation period, we record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined.

Pro Forma Results

The following tables set forth the unaudited pro forma results of the Company as if the acquisition of FD had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

	Twelve months ended December 31,
	2014	2013
Total revenues	$44,409,414	$48,530,096
Net loss attributable to Innovative Food Holdings, Inc.	(2,649,813)	(2,973,805)
Basic net income (loss) per common share	$(0.125)	$(0.150)
Diluted net income (loss) per common share	$(0.125)	$(0.150)
Weighted average shares - basic	21,117,743	19,809,088
Weighted average shares - diluted	21,117,743	19,809,088

Organic Food Brokers

Pursuant to a purchase agreement, effective June 30, 2014, the Company purchased 100% of the membership interest of Organic Food Brokers, LLC, a Colorado limited liability company.  OFB is a dedicated foodservice consulting and advisory firm that works closely with companies to access private label and manufacturers’ label food service opportunities with the intent of helping them launch and commercialize new products in the retail foodservice industry and provides emerging food brands distribution and shelf placement access in the major metro markets in the food retail industry.

The purchase price consisted of (i) One Hundred Thousand ($100,000) Dollars in cash, (ii) a Convertible Promissory Note in the face amount of Two Hundred Thousand ($200,000) Dollars, and (iii) stock options issued by the Company to acquire one hundred thousand (100,000) shares of its common stock over the four year period following the closing date at an exercise price per share of $1.46. The Note is secured by the Company’s grant of a second priority secured interest in the assets of OFB.  In addition, the company is contingently liable for certain performance-based payments over the twenty-four months following the acquisition date. The Company believes it is likely that these payments will be made, and accordingly has recorded the entire amount of $225,000 as a contingent liability on its balance sheet at acquisition. During the twelve months ended December 31, 2014, payments in the aggregate amount of $52,500 have been made under this contingent liability; at December 31, 2014, the balance of the contingent liability is $172,500. The entire cost of the acquisition was $596,349, which was allocated to customer list, an intangible asset with a useful life of 60 months. $59,635 of this amount was amortized during the twelve months ended December 31, 2014.

3. ACCOUNTS RECEIVABLE

At December 31, 2014 and 2013, accounts receivable consists of:

	2014	2013
Accounts receivable from customers	$1,272,470	$827,945
Allowance for doubtful accounts	(29,500)	(56,740)
Accounts receivable, net	$1,242,970	$771,205

4. INVENTORY

Inventory consists primarily of specialty food products and operating materials and supplies, principally food trays and bags that are used to package and deliver meals to customers.  At December 31, 2014 and 2013,  inventory consisted of the following:

	2014	2013
Specialty food products	$1,034,786	$839,979
Operating materials and supplies	160,541	0
Total	$1,195,327	$839,979

Index

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

A summary of property and equipment at December 31, 2014 and 2013 is as follows:

	December 31, 2014	December 31, 2013
Land	$177,383	$177,383
Building	619,955	619,955
Computer and Office Equipment	502,277	462,508
Warehouse Equipment	7,733	7,733
Furniture and Fixtures	373,360	162,128
Kitchen equipment	429,850	-
Vehicles	503,309	33,239
Total before accumulated depreciation	2,613,867	1,462,946
Less: accumulated depreciation	(691,823)	(508,878)
Total	$1,922,044	$954,068

Depreciation and amortization expense for property and equipment amounted to $184,072 and $79,002 for the years ended December 31, 2014 and 2013, respectively.

6. INVESTMENTS

The Company has made investments in certain early stage food related companies which can benefit from synergies within the Company’s various operating businesses and can provide potential upside to the Company from the equity the Company receives in such entities.  As of December 31, 2014, the Company had made investments in three such companies in the aggregate amount of $204,000, and are carried at cost. The Company does not have significant influence over the investments. There were no such investments at December 31, 2013

7. INTANGIBLE ASSETS

The Company acquired certain  intangible assets pursuant to the acquisition of The Fresh Diet, Artisan, OFB, and the acquisition of certain assets of Haley (see note 2).  The following is the net book value of these assets:

	December 31, 2014
		Accumulated
	Gross	Amortization	Net
Trade Name	$2,121,271	$-	$2,121,271
Non-Compete Agreement	244,000	(152,500)	91,500
Customer Relationships	3,830,994	(552,717)	3,278,277
Goodwill	18,119,501	-	18,119,501
Total	$25,315,766	$(705,217)	$23,610,549

	December 31, 2013
		Accumulated
	Gross	Amortization	Net

Trade Name	$217,000	$-	$217,000
Non-Compete Agreement	244,000	(91,500)	152,500
Customer Relationships	534,645	(167,703)	366,942
Goodwill	151,000	-	151,000
	$1,146,645	$(259,203)	$887,442

Index

Total amortization expense charged to operations for the year ended December 31, 2014 and 2013 was $446,014 and $183,880, respectively.

Amortization of finite life  intangible assets as of December 31, 2014 is as follows:

2015	$839,828
2016	772,770
2017	700,770
2018	659,270
2019 and thereafter	397,139
Total	$3,369,777

The trade names are not considered finite-lived assets, and are not being amortized.  The non-compete agreement is being amortized over a period of 48 months.  The customer relationships acquired in the Artisan, Haley, and The Fresh Diet transactions are being amortized over periods of 60, 36, 60 and 60 months, respectively.

As detailed in ASC 350, the Company tests for goodwill impairment in the fourth quarter of each year and whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.  As detailed in ASC 350-20-35-3A, in performing its testing for goodwill impairment, management has completed a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. To complete this review, management followed the steps in ASC 350-20-35-3C to evaluate the fair value of goodwill and considered all known events and circumstances that might trigger an impairment of goodwill. The analysis completed in 2014 and 2013 determined that there was no impairment to goodwill assets.

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2014 and 2013 are as follows:

	2014	2013
Trade payables	$3,853,374	$1,252,746
Accrued payroll and commissions	243,326	32,403
Total	$4,096,700	$1,285,149

At December 31, 2014 and 2013, accrued liabilities to related parties consisted of accrued payroll and payroll related benefits.

9.  ACCRUED INTEREST

Accrued interest on the certain of the Company’s convertible notes payable is convertible at the option of the note holders into the Company’s common stock at a price of $0.25 share.

At December 31, 2014, convertible accrued interest was $681,979 (including $78,945 to a related party), of which $656,184 is convertible into 2,623,724 shares of common stock.  An additional $1,000 of accrued interest is not convertible into common stock. During the twelve months ended December 31, 2014, the Company paid cash for interest in the aggregate amount of $47,820, and converted an additional $90,984 of accrued interest into an aggregate of 363,936 shares of common stock.

At December 31, 2013, convertible accrued interest was $720,189 (including $48,708 to a related party) which was convertible into 2,880,756 shares of common stock.  During the twelve months ended December 31, 2013, the Company paid cash for interest in the aggregate amount of $48,278, and converted an additional $118,594 of accrued interest into an aggregate of 332,282 shares of common stock.

Index

10. REVOLVING CREDIT FACILITIES

	December 31, 2014	December 31, 2013
Business loan of $500,000 from a credit card merchant, with a loan fee of 0.5% and repayment rate of 100% of the sum of charge volume during the loan period, maturing no later than April 19, 2015, renewable annually unless terminated, and secured by the assets of The Fresh Diet. During the period from the date of The Fresh Diet acquisition (August 15, 2014) through December 31, 2014, net payments of principal in the amount of $294,298 on this loan.	$125,159	$-

Business loan of $1,000,000 from a credit card merchant, with a loan fee of 20% and repayment rate of 12% of the sum of charge volume until all amounts have been paid, and guaranteed by certain shareholders of the Company who were former shareholder of FD. During the period from the date of The Fresh Diet acquisition (August 15, 2014) through December 31, 2014, net payments of principal in the amount of $566,231 were made on this loan.	235,712	-

Total	$360,871	$-

11. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

	December 31, 2014	December 31, 2013
Secured mortgage note payable for the acquisition of land and building in Bonita Springs, Florida in the amount of $546,000. Principal payments of $4,550 and interest at the rate of Libor plus 3% are due monthly. The balance of the principal amount will be due March 2018. During the twelve months ended December 31, 2014, the Company made payments of principal and interest in the amounts of $54,600 and $15,444, respectively.	$445,900	$500,500

Term loan from Fifth Third Bank in the original amount of $1,000,000; $660,439 of this amount was used to pay a note payable; $339,561 was used for working capital. This loan is secured by first priority perfected security interest in all personal property of the Company, bears interest at the rate of Libor plus 4.75%, with principal monthly principal payments of $55,556 plus accrued interest. The note is due May 26, 2015. During the twelve months ended December 31, 2014, the Company made payments of principal and interest in the amounts of $666,667 and $32,376, respectively.	277,778	944,444

A total of 18 convertible notes payable (the “Convertible Notes Payable”).  Certain of the Convertible Notes Payable contain cross default provisions, and are secured by subordinated interest in a majority of the Company’s assets. The Convertible Notes Payable bear interest at the rate of 1.9% per annum; principal and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share; however, the interest may be paid in cash by the  Company and certain limited amounts of principle may also be prepaid in cash.  During the twelve months ended December 31, 2014 principal in the amount of $120,583 was converted to 482,332 shares of common stock, and accrued interest in the amount of $10,357 was converted to 41,428 shares of common stock.    Also during the twelve months ended December 31, 2014, principal and interest in the amounts of $20,000 and $52,319, respectively, was paid in cash.  Effective May 13, 2014, the due date of these notes was extended from May 15, 2014 to December 31, 2015.  Effective March 31, 2015, the notes were extended to January 1, 2016. A discount to the notes in the aggregate amount of $732,565 was recorded to recognize the value of the beneficial conversion feature embedded in the extension of the term of the notes.  During the twelve months ended December 31, 2014, $335,887 of this discount was charged to operations; in addition, the amount of $371,811 representing a previous discount to these notes was also charge to operations during the period.
	647,565	788,148

Secured vehicle leases payable at an effective interest rate of 9.96% for purchase of truck, payable in monthly installments (including principal and interest) of $614 through January 2015. During the twelve months ended December 31, 2014, the Company made payments in the aggregate amount of $7,368 on this lease, consisting of $6,928 of principal and $440 of interest.	609	7,537

Index

	December 31, 2014	December 31, 2013
Twenty-nine convertible notes payable in the amount of $4,500 each to Sam Klepfish, the Company’s CEO and a related party, dated the first of the month beginning on November 1, 2006, issued pursuant to the Company’s then employment agreement with Mr. Klepfish, which provided that the amount of $4,500 in salary is accrued each month to a note payable.  These notes are unsecured and may not be prepaid without Mr. Klepfish’s consent.  These notes bear interest at the rate of 8% per annum and have no due date.  As of July 1, 2014, the notes bear an interest rate of 1.9% and as of November 17, 2014 the interest rate was reduced to 0%.  These notes and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share.  During the twelve months ended December 31, 2014, Mr. Klepfish gifted three notes to an unrelated third parties.  During the twelve months ended December 31, 2014, the Company accrued interest in the amount of $5,189 on these notes.
	$110,500	$110,500

Promissory note in the amount of $200,000 bearing interest at the rate of 1% per annum. Principal in the amount of $100,000 is due June 30, 2015; principal in the amount of $100,000 is due June 30, 2016. The note is convertible into shares of the Company’s common stock at the conversion price of $1.54 per share. During the twelve months ended December 31, 2014, the Company accrued interest in the amount of $1,000 on this note.	200,000	-

Four notes payable to shareholders in the aggregate amount of $1,500,000. These notes are unsecured, currently bear no interest, and mature on August 15, 2017. In the event the notes are not paid when due, amounts not paid under the notes shall bear interest at a rate of 21% per annum until paid in full.	1,500,000	-

Two notes payable to shareholders in the aggregate amount of $699,970. These notes are unsecured, and bear interest at the rate of 4% per annum. These notes are due on August 17, 2017. In the event the notes are not paid when due, amounts not paid under the notes shall bear interest at a rate of 21% per annum until paid in full. During the twelve months ended December 31, 2014, the Company accrued interest in the amount of $10,695 accrued on these notes.	699,970	-

Note payable in monthly installments, including interest at the rate of 2% over prime (5.25% as of December 31, 2014), due October 1, 2019, and secured by all assets of The Fresh Diet, the life insurance policies maintained on two of the shareholders of the Company, and personally guaranteed by these shareholders. During the twelve months ended December 31, 2014, principal payments in the aggregate amount of $5,493 were made on this note, and interest expense in the amount of $2,256 was recorded.	123,926	-

The Company has a $75,000 line of credit which bears monthly interest at the variable interest rate of 2% over prime rate. The line of credit is overdue. The line of credit is secured by all corporate assets and by a condominium owned by one of the former shareholders of FD. During the twelve months ended December 31, 2014, interest in the amount of $1,334 was recorded on this line of credit.	75,000	-

Note payable in monthly installments, including interest at the rate of 1.75% over prime adjusted quarterly (5% as of December 31, 2014), due on December 20, 2017, and secured by all assets of The Fresh Diet and personally guaranteed by the spouse of one of its officers. During the twelve months ended December 31, 2014, principal payments in the aggregate amount of $23,558 were made on this note, and interest expense in the amount of $5,616 was recorded.	316,337	-

Note payable issued for acquisition of Diet at Your Doorstep's customer lists due on May 1, 2015, and with quarterly payments in the form of 10% of revenue attributed to sales to customers who transition to The Fresh Diet's meal plans. Total payments capped at $40,000. During the twelve months ended December 31, 2014, payments in the amount of $159 were made on this loan.	17,935	-

Unsecured note payable for purchase of website domain bearing 0% interest rate and due on November 20, 2017, with monthly payments of $1,065. During the twelve months ended December 31, 2014, principal payments in the amount of $4,260 were made on this loan.	28,745	-

Capital lease obligations under a master lease agreement for vehicles payable in monthly installments, including interest rate ranging from 2.32% to at 7.5%, due on various dates through December 1, 2015, and collateralized by the vehicles.  During the twelve months ended December 31, 2014, new vehicles were added to the master lease in the aggregate amount of $85,464, and vehicles were turned in to the lessor with a balance under the lease of $24,565. During the twelve months ended December 31, 2014, principal payments in the aggregate amount of $54,018 were made on these capital leases, and interest expense in the amount of $6,023 was recorded.
	226,397	-

Index

	December 31, 2014	December 31, 2013
Capital lease obligation for equipment payable in monthly installments, including interest at the rate of 20.35%, due on November 9, 2014, and collateralized by the equipment. During the twelve months ended December 31, 2014, principal payments in the aggregate amount of $12,438 were made on this lease, and interest expense in the amount of $747 was recorded.	$-	$-

Secured vehicle lease payable at an effective interest rate of 8.26% for purchase of truck payable in monthly installments (including principal and interest) of $519 through June 2015. During the twelve months ended December 31, 2014, the Company made payments in the aggregate amount of $6,232 on this lease, consisting of $5,721 of principal and $510 of interest.	3,042	8,764
Total	$4,673,704	$2,359,893
Less: Discount	(396,678)	(371,812)
Net	$4,277,026	$1,988,081

	For the Year Ended December 31,
	2014	2013
Discount on Notes Payable amortized to interest expense:	$707,698	$2,322,909

At December 31, 2014 and 2013, the Company had unamortized discounts to notes payable in the aggregate amount of $396,678 and $371,812, respectively.

Aggregate maturities of long-term notes payable as of December 31, 2014 are as follows:

For the twelve months ended December 31,

2015	$1,593,934
2016	336,559
2017	2,395,126
2018	95,064
2019	80,121
Thereafter	172,900
Total	$4,673,704

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

May 2014 Notes Payable Extension Agreement

Effective May 13, 2014, the Company entered into agreements (the “2014 Notes Payable Extension Agreement”) with certain convertible notes holders regarding nineteen convertible notes in the aggregate amount of $732,565 in principal and $684,147 in accrued interest.  Pursuant to the 2014 Notes Payable Extension Agreement, the maturity date of each note and accrued interest was extended to December 31, 2015, the interest rate was reduced to 1.9%, and the noteholders agreed to certain volume limitations.  These notes were subsequently extended to January 1, 2016.  The prior discount had been fully amortized.  At May 13, 2014, the Company recorded a new discount on the convertible notes which was attributable to the conversion in the aggregate amount of $732,467, which was charged to additional paid-in capital.  The discount will be amortized over the term of the related notes.

Index

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

At December 31, 2013, the Company has utilized the net proceeds of the  $1,000,000 term loan for the following purposes: $660,439 to pay the balance of a note payable to Alpha Capital representing debt acquired to finance the acquisition of Artisan Specialty Foods, Inc.; and $339,561 for working capital.  At the time the Company paid the Alpha Capital note, there were remaining discounts on the note in the aggregate amount of $597,774 which were charged to interest expense during the twelve months ended December 31, 2013.   As of December 31, 2013, the term loan balance outstanding was $944,444; as of December 31, 2014, the term loan balance outstanding was $277,778.

As of December 31, 2014 and 2013, the Company did not have any borrowings on the revolving credit facility.

Acquisition Note

During the twelve months ended December 31, 2014, the Company issued its note payable in the amount of $200,000 pursuant to the acquisition of Organic Food Brokers (see Note 2). Also during the three months ended December 31, 2014, the Company assumed notes payable and capital leases in the aggregate amount of $4,306,774, including $2,199,970 due to related parties, pursuant to the acquisition of The Fresh Diet (see Note 2).

The following table illustrates certain key information regarding our conversion option valuation assumptions at December 31, 2014 and 2013 for options underlying both principal and convertible accrued interest:

	December 31,
	2014		2013
Number of conversion options outstanding		5,785,854		6,475,348
Value at December 31	$	N/A	$	N/A
Number of conversion options issued during the period		446,050		-
Value of conversion options issued during the period	$	N/A	$	N/A
Number of conversion options exercised or underlying notes paid during the period		1,135,544		1,773,603
Value of conversion options exercised or underlying notes paid during the period	$	N/A	$	N/A
Revaluation loss (gain) during the period	$	N/A	$	N/A

Index

12. RELATED PARTY TRANSACTIONS

The Company purchased 85,950 shares of its common stock from Michael Ferrone, an individual owning greater than 5% of the outstanding shares of the Company. The purchase price was $60,000 or $0.698 per share. These shares were returned to the Company treasury.

Pursuant to the terms of the Artisan Acquisition Agreement, the Company made payments in the aggregate amount of $77,581 to David Vohaska.  Mr. Vohaska is currently an employee of the Company.

13. CONTINGENT LIABILITY

Pursuant to the Artisan acquisition, the Company may be obligated to pay up to another $300,000 in the event certain financial milestones are met by April 30, 2014 (see note 2).  This obligation had a fair value of $131,000 at the time of the Artisan acquisition.  During the twelve months ended December 31, 2014 and 2013, the Company made payments in the amount of  $77,581 and $160,933, respectively.  At December 31, 2014 and 2013, the amount of $0 and $80,881 is reflected on the Company’s balance sheet as a contingent liability related to the Artisan acquisition.

Pursuant to the OFB acquisition, the Company is contingently liable for certain performance-based payments over the twenty-four months following the acquisition date. The Company believes it is likely that these payments will be made, and accordingly recorded the entire amount of $225,000 as a contingent liability on its balance sheet at acquisition. During the twelve months ended December 31, 2014, payments in the aggregate amount of $52,500 have been made under this contingent liability; at December 31, 2014, the balance of the contingent liability is $172,500 related to the OFB acquisition.

The Company has recorded a contingent liability of $400,000 representing the estimated potential amounts payable pursuant to certain litigation (see Note 16).

Index

14. INCOME TAXES

Deferred income taxes result from the temporary differences arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, and an accumulation of net operating loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $1.4 million, which will expire through 2032.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

The provision (benefit) for income taxes for the years ended December 31, 2014 and 2013 consist of the following:

	2014	2013

Current	$-	$-
Deferred	-	-
Total	$-	$-

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable statutory income tax rate of 39.6% for the December 31, 2014 and 2013 to the loss before taxes as a result of the following differences:

	2014	2013
Income (loss) before income taxes	$(3,730,948)	$(1,486,257)
Statutory tax rate	39.6%	39.6%
Total tax at statutory rate	(1,477,455)	(428,220)
Temporary differences	37,500	(40,000)
Permanent difference – meals and entertainment	13,100	3,000
Permanent differences- non cash compensation, derivatives and discount amortization	880,000	1,054,220
Total	(546,855)	589,000
Changes in valuation allowance	546,855	(589,000)

Income tax expense	$-	$-

Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

Index

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  As of December 31, 2014 and 2013 significant components of the Company's deferred tax assets are as follows:

	2014	2013
Deferred Tax Assets (Liabilities):
Net operating loss carryforwards	$1,014,000	$529,000
Allowance for doubtful accounts	11,000	42,000
Intangible assets	(1,781,000)
Property and equipment	(87,000)	(20,000)
Net deferred tax assets (liabilities)	(843,000)	551,000
Valuation allowance	(226,000)	(551,000)
Net deferred tax assets (liabilities)	$(1,069,000)	$-

The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions.

15. EQUITY

Common Stock

Twelve months ended December 31, 2014:

The Company issued 846,263 shares of common stock for the conversion of the principal of convertible notes in the aggregate amount or $120,583 and accrued interest in the amount of $90,984, for a total conversion value of $211,567.

The Company issued 16,203 shares of common stock for the cashless exercise of 18,841 warrants with an exercise price of $0.25 per share.

The Company issued 175,000 shares of common stock due to officers which were previously accrued in the amount of $65,835.

The Company issued 17,248 shares of common stock with a fair value of $17,593 to a service provider.

The Company sold $1,585,000 shares of common stock for cash proceeds of $1,585,000.

The Company issued 6,889,937 shares of common stock with a fair value of $9,645,912 pursuant to the acquisition of The Fresh Diet. An additional 3,110,063 shares with a fair value of $4,354,088 are issuable under the terms of The Fresh Diet acquisition agreement; these shares are disclosed as common stock issued on the Company’s balance sheet at December 31, 2014.

The Company issued 1,001,819 shares of common stock for the exercise of warrants in the amount of $350,000.

The Company issued 20,000 shares of common stock for the exercise of stock options in the amount of $7,000.

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

Treasury Stock

During the twelve months ended December 31, 2014, the Company purchased 85,950 shares of the Company’s outstanding common stock.  The purchase price was $60,000 and the Company recorded the transaction at cost to Treasury Stock.

During the twelve months ended December 31, 2013, the Company purchased 400,000 shares of the Company’s outstanding common stock.  The purchase price was $100,000 and the Company recorded the transaction at cost to Treasury Stock.

The Company has an additional 304 shares of common stock which are held in treasury stock at a cost of $99.

Index

Warrants

During the twelve months ended December 31, 2014, warrants to purchase an aggregate 1,001,819 shares of common stock were exercised at a total price $350,000.  Warrants to acquire an additional 18,841 shares of common stock were exercised via cashless conversion; this cashless conversion resulted in the net issuance of 16,203 shares of common stock.

During the twelve months ended December 31, 2013, the Company extended the term of warrants to purchase a total of 3,080,000 shares of common stock at a price of $0.575 per share and a total of 1,570,000 shares of common stock at a price of $0.55 per share to February 1, 2017; and warrants to purchase a total of 794,000 shares of common stock at a price of $0.25 per share to February 1, 2016.   At August 22, 2013, the Company recorded a new discount on the convertible notes which was attributable to the conversion feature and related warrants in the aggregate amount of $826,238, which was charged to additional paid-in capital.  The discount will be amortized over the term of the related notes.  Also during the twelve months ended December 31, 2013, warrants to purchase a total of 396,871 shares were exercised via cashless conversion resulting in 255,633 shares being issued.  In addition, warrants to purchase 820,000 shares of common stock were cancelled as a result of the early payment of a note.

The following table summarizes the significant terms of warrants outstanding at December 31, 2014. These warrants may be settled in cash or via cashless conversion into shares of the Company’s common stock at the request of the warrant holder.
These warrants were granted as part of a financing agreement:

		Weighted	Weighted		Weighted
		average	average		average
Range of	Number of	remaining	exercise		exercise
exercise	warrants	contractual	price of	Number of	price of
Prices	Outstanding	life (years)	outstanding Warrants	warrants Exercisable	exercisable Warrants
$0.010	700,000	5.38	$0.010	700,000	$0.010

$0.250	94,783	1.09	$0.250	94,783	$0.250

$0.550	1,175,281	2.09	$0.550	1,175,281	$0.550

$0.575	2,828,405	2.09	$0.575	2,828,405	$0.575
	4,798,469	2.55	$0.480	4,798,469	$0.480

Transactions involving warrants are summarized as follows:

		Weighted Average
	Number of Shares	Exercise Price
Warrants outstanding at December 31, 2012	7,036,000	$0.409

Granted	-	$-
Exercised	(396,871)	$0.504
Cancelled / Expired	(820,000)	0.100
Warrants outstanding at December 31, 2013	5,819,129	$0.457

Exercised	(1,020,660)	$0.348
Cancelled / Expired	-	$-
Warrants outstanding at December 31, 2014	4,798,469	$0.480

Options

During the twelve months ended December 31, 2014,  the Company granted options to purchase 75,000 shares of common stock at $1.31 per share to an employee; options to purchase 100,000 shares of common stock at $1.46 per share pursuant to the OFB acquisition; options to purchase 30,000 shares of common stock (15,000 at $1.44 per share, and 15,000 at $1.90 per share) to a service provider; and options to purchase 100,000 shares of common stock at $2.00 per share to each of its five directors (a total of options to purchase 500,000 shares). Also during the twelve months ended December 31, 2014, options to purchase 20,000 shares at a price of $0.35 per share were exercised, and options to purchase 20,000 shares at $0.35 per share expired.

Index

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

The following table summarizes the options to purchase shares of the Company’s common stock which were outstanding at December 31, 2014:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.350	1,200,000	2.67	$0.350	1,200,000	$0.350

$0.380	132,500	0.25	$0.380	132,500	$0.380

$0.400	275,000	2.01	$0.400	125,000	$0.400

$0.450	132,500	0.50	$0.450	132,500	$0.450

$0.474	132,500	0.75	$0.474	132,500	$0.474

$0.480	132,500	1.00	$0.480	132,500	$0.480

$0.570	225,000	3.01	$0.570	200,000	$0.570

$1.310	75,000	3.67	$1.310	12,500	$1.310

$1.440	15,000	1.84	$1.440	15,000	$1.440

$1.460	100,000	3.50	$1.460	100,000	$1.460

$1.600	310,000	3.01	$1.600	280.000	$1.600

$1.900	15,000	2.84	$1.900	15,000	$1.900

$2.000	500,000	2.17	$2.000	500,000	$2.000
	3,245,000	1.97	$0.822	2,477,500	$0.591

Transactions involving stock options are summarized as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2012	2,070,000	$0.375

Issued	910,000	$0.807
Exercised	-	-
Forfeited or expired	(400,000)	0.350
Outstanding as December 31, 2013	2,580,000	$0.544

Issued	705,000	1.836
Exercised	(20,000)	0.350
Forfeited or expired	(20,000)	0.350
Outstanding at December 31, 2014	3,245,000	$0.822

Index

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2014 and 2013 was $2,196,870 and $1,563,270, respectively.  Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $1.35 and $1.25 as of December 31, 2014 and 2013, respectively, and the exercise price multiplied by the number of options outstanding.

During the year ended December 31, 2014 and 2013, the Company charged $308,782 and $32,364, respectively, to operations related to recognized stock-based compensation expense for stock options.

The exercise price grant dates in relation to the market price during 2014 and 2013 are as follows:

	2014	2013
Exercise price lower than market price	-	-

Exercise price equal to market price	-	-

Exercise price exceeded market price	$1.31 to $2.00	$0.40 to $1.60

As of December 31, 2014 and 2013, there were 767,500 and 660,000, respectively, non-vested options outstanding.

The Company valued stock options and warrants using the Black-Scholes valuation model utilizing the following variables:

	December 31, 2014	December 31, 2013
Volatility	88.72% to 189.71%	186.46% to 189.28%
Dividends	$0 to 0	$0 to 0
Risk-free interest rates	0.37% to 0.42%	0.04% to 0.37%
Term (years)	2.00 to 5.00	0.45 to 4.00

Restricted Stock Units (“RSUs”)

At December 31, 2014, the Company has issued restricted stock units (“RSUs”) for the potential issuance of shares of the Company’s common stock for the purpose of aligning executives and employees of the Company and  for the purpose of compensation for serving as members of the Board of Directors of the Company and for the purposes of retaining qualified personnel at compensation levels that otherwise would not be available should the company have been required to pay certain salaries in cash only. Certain of the RSUs were issued to employees of The Fresh Diet (“Employee RSUs”) and certain RSUs were issued to the executive officers of the Company ( “Executive RSUs”) and certain RSUs were issued to members of the board of directors of the Company ( “Board RSUs” ). With respect to the Executive RSUs, effective November 17, 2014, each of the Company’s executive officers were awarded RSUs which vest according the following schedule, provided the performance conditions are met: 150,000 RSUs vest on each of July 1 and December 31, 2015; 300,000 RSUs vest on December 31, 2016 and 400,000 RSUs vest on July 1, 2017. On August 7, 2014, the Company’s Board of Directors approved the amendment of the employment agreements, effective as of August 13, 2014, of each of the Company’s President and CEO , providing for (i) an award to the President of 75,000 RSUs which vest on January 1, 2015 and 75,000 RSUs which vest on May 1, 2016; and (ii) an award to the CEO of 125,000 RSUs which vest if the 30 day average closing price of the Company’s common stock is $2.00 or above and there is a 50,000 average daily volume or if there is a 50,000 average daily volume for 14 straight  trading days; and (iii) an award to the CEO of 175,000 RSUs which vest if the 30 day average closing price of the Company’s common stock is $3.00 or above and there is a 50,000 average daily volume for 14 straight trading days

The Employee RSUs issued to certain nonexecutive employees of the Company were issued either ; partially in lieu of salary, future bonuses or a combination of both bonus and salary. The Employee RSUs vest according to the following schedule: On July 1 2015 600,000 will vest on December 31 2015 an additional 600,000 shares will vest. On December 31 2016 an additional 1.2 million shares will vest and an additional 1.6 million shares will vest on July 1 2017. Vesting is contingent on being an employee of the Company at the time of vesting. In addition there are restrictions on the sale of such vested stock including aggregate volume restrictions and no Employee RSU shares can be sold below $2.50 per share. In addition up to an additional 25,000 shares will vest on a monthly basis. Vesting is contingent on employment by the Company at the time of vesting and the Company stock price closing above $2.50 per share for 20 straight days . In addition there are restrictions on the sale of such vested stock including aggregate volume restrictions and no shares can be sold below $2.50 per share

The Company estimated that the stock-price goals of the Company’s stock price closing above $2.50 per share for 20 straight days have a 90% likelihood of achievement, and these RSUs were valued at 90% of their face value. The Company estimated that the revenue targets had a 100% likelihood of achievement, and these RSUs were valued at 100% of their face value.  We recognized stock-based compensation expense of in a straight-line manner over the vesting period of the RSUs. This resulted in stock-based compensation expense of $886,516 related to recognition of RSUs during the year ended December 31, 2014.

Index

16. COMMITMENTS AND CONTINGENCIES

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

On February 1, 2011 The Fresh Diet entered into a five year lease for approximately 28,000 square feet of industrial kitchen space at 588 Baltic Street / 345 Butler Street, Brooklyn, NY 11217.  The monthly base rent for the premises was $24,000 during the first year, escalating to $27,012 during the fifth year of the lease and is renewable for an additional five years on the same terms with the rent escalating from $28,000 in the first year to $31,000 in the last year.

On January 1, 2012 The Fresh Diet entered into a three year lease for approximately 2,500 square feet of office space at 1545 NE 123rd Street,   North Miami, FL 33161.  The monthly base rent for the premises is $3,500.  The lease is continuing past the end of the term on the same basis with a 60 day notice of termination.

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

On May 28, 2013 The Fresh Diet entered into a 37 month lease extension for approximately 9,800 square feet of industrial kitchen space at 8635 Kittyhawk Ave., Los Angeles, CA.  The monthly base rent for the premises is currently $12,866 escalating to $13, 252 on June 1, 2015.

On December 6, 2013 The Fresh Diet  entered into a five year lease for approximately 7,500 square feet of industrial kitchen space at 7700 NW 37th Avenue, Suite B, Miami, FL 33147.  The monthly base rent for the premises is $9,500 during the first year of the lease, escalating to $10,692 during the fifth year of the lease.   The term of the lease will commence upon substantial completion of the premises, expected to occur during the second quarter of 2015.

On February 17, 2015 The Fresh Diet entered into a six year amendment of lease for approximately 9,700 square feet of industrial kitchen space at 3132 Skyway Circle South, Irving, TX 75038.  The base monthly rent for the premises is currently $6,424 escalating to $7,227 for years 2 through 6.

At December 31, 2014, commitments for minimum rental payments were as follows:

For the twelve months ended:
December 31, 2015	$644,064
December 31, 2016	267,432
December 31, 2017	124,728
December 31, 2018	117,612
Thereafter	-
Total	$1,153,836

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On June 1, 2012, nine persons, on behalf of themselves and others similarly situated, filed a Collective and Class Action Complaint in the New York Federal District Court, Southern District, against Late Night Express Courier Services, Inc. (FL) (“LNE”) and The Fresh Diet Inc. (“The Fresh Diet”) and certain individuals entitled Hernandez, et al. v. The Fresh Diet Inc., et al., Case No. 12 CV 4339.  On or about October 26, 2012, Plaintiffs filed an Amended Complaint (“Complaint”) adding additional individual Defendants.  The Complaint seeks to recover alleged unpaid overtime wages on behalf of drivers for LNE who delivered meals to The Fresh Diet customers in the tri-state area.  In an opinion dated September 29, 2014 (“Opinion”), the District Court Judge denied the Plaintiffs’ motion for Summary Judgment which sought a holding that all the Plaintiffs were employees of Defendants, as was Defendants’ cross-motion for Summary Judgment seeking a holding that Plaintiffs were independent contractors, the Court finding that there were questions of fact that could not be resolved on motions.  In addition, the Plaintiffs’ motion to certify a class of 109 drivers was denied.  In the same Opinion, Defendants’ motion to decertify the case from 29 potential opt-in Plaintiffs down to the 9 named Plaintiffs was granted, and the possible claims of the remaining 20 were dismissed without prejudice.   On or about February 24, 2015, a second action was filed in the New York Federal District Court, Southern District, on behalf of 6 (of the 20) additional driver-Plaintiffs entitled Hernandez, et al. v. The Fresh Diet Inc., et al. 15 CV 1338, containing essentially the same allegations.  In addition, two of the Plaintiffs from the Complaint also joined the second lawsuit asserting claims for retaliation.  The two cases were assigned to the same Federal Judge (since they are related), but were not consolidated for discovery or trial.  Prior to the second action and on January 21, 2015, the parties appeared before Federal Magistrate Judge Cott for mediation.  The Magistrate Judge did not succeed in settling the case.  On March 17, 2015, the Federal Judge stayed both cases, and referred both of them to the Court’s mediation program for further mediation within 60 days.  The Company believes that mediation may lead to a global settlement with all existing Plaintiffs.  With respect to the second instituted litigation, inasmuch as the litigation is in its early phase and discovery has not commenced it is too speculative to predict an outcome.  However, we believe we will have available to us many of the same defenses as in the first litigation and therefore do not believe that our exposure, if any at all, will likely exceed the amount of the first litigation, even if additional persons file claims.  Accordingly, given the uncertainty of both of these cases and given the additional Plaintiffs in the second action, the Company has recorded a contingent liability of $400,000 representing the estimated potential amounts payable in the litigations, even though it is possible that the amount of liability may actually be less than the reserved amount.

Index

On September 3, 2014 the Company’s subsidiary was served a complaint by Monolith Ventures, Ltd., in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida (the “Monolith Complaint”). The Monolith Complaint, which was brought by a shareholder of less than 24% of the outstanding shares of The Fresh Diet sought to attack the registrant’s then recently concluded acquisition of The Fresh Diet which was approved by a majority of The Fresh Diet shareholders.  The action has been settled and the lawsuit discontinued with the exchange of general releases.

17. MAJOR CUSTOMER

The Company’s largest customer, U.S. Foods, Inc.  and its affiliates, accounted for approximately 60% and 75% of total sales in the years ended December 31, 2014 and 2013, respectively.  A contract between our subsidiary, Food Innovations, and U.S. Foods entered an optional renewal period in December 2012 but was automatically extended for an additional 12 months in each of  January 1, 2013 and 2014.  On January 26, 2015 we executed a contract between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods, Inc.  The term of the contract is from January 1, 2015 through December 31, 2016 and provides for up to three (3) automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew.

18. FAIR VALUE MEASUREMENTS

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

As December 31, 2014 and 2013, the Company did not have financial assets or liabilities that are required to be accounted for at fair value on a recurring basis.

19. SUBSEQUENT EVENTS

On January 26, 2015 we executed a contract between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods, Inc.  The term of the contract is from January 1, 2015 through December 31, 2016 and provides for up to three (3) automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew.

On March 6, 2015 we completed a round of financing of $3,078,998 through the sale of 3,178,420 restricted shares of our common stock at a price per share of $0.9646, primarily for the purpose of acquiring, in a block sale, the shares of Monolith Ventures Ltd, a former  shareholder of The Fresh Diet, who agreed to sell its position of approximately 3 million shares at a price of $0.9646 per share. Concurrently, Monolith Ventures Ltd.  dismissed its previously reported litigation against the Company and exchanged mutual releases with the Company.  Simultaneously, we also raised an additional $1,209,596 through the sale of 943,829 restricted shares of our common stock at a price per share of $1.30.  Approximately 2.1 Million shares are subject to a one year lock up.  No warrants or other convertible securities were involved in the financing and the financing was completed by officers of the registrant without requiring the services of a placement agent.  The financing was an exempt private placement under Regulation D with offers and sales made only to “accredited investors” without the use of public advertising.

On March 24, 215, warrants to purchase 727,272 shares of the Company’s common stock were exercised for cash of $400,000.

Index

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.  We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2014 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms and our disclosure controls and procedures are also effective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our principal executive and financial officers to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Subject to the inherent limitations described in the following paragraph, our management has concluded that our internal control over financial reporting was effective at December 31, 2014 at the reasonable assurance level.

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

Index

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

Name	Age	Position
Sam Klepfish	40	Chief Executive Officer and Director
Justin Wiernasz	49	President and Director
Joel Gold	74	Director
Solomon Mayer	57	Director
Hank Cohn	45	Director

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

Key Employee

John McDonald

Mr. McDonald, age 53,  has been the Chief Information Officer of IVFH since November 2007 and our principal accounting officer since November 2007.  From 2004 through 2007, Mr. McDonald worked as a consultant with Softrim Corporation of Estero, Florida where he created custom applications for a variety of different industries and assisted in building interfaces to accounting applications. Since 1999 he has also been President of McDonald Consulting Group, Inc. which provide consulting on accounts receivable, systems and accounting services.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During 2014, each officer and director did not file one Form 4 and Mr. Wiernasz did not file two Forms 4.

Index

ITEM 11. Executive Compensation

The following table sets forth information concerning the compensation for services rendered to us for the year ended December 31, 2014, of our Chief Executive Officer and our other executive officers whose annual compensation exceeded $100,000 in the fiscal year ended December 31, 2014, if any. We refer to the Chief Executive Officer and these other officers as the named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)			Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(		Total ($)
Sam Klepfish	2014	$297,858	$40,000	(a)	$97,838	(b)		$-			$-	$-	$2,112	(d)	$437,808
CEO	2013	$215,828	$48,000	(c)	$27,937	(e)		$69,047	(f)		$-	$-	$1,972	(d)	$362,784
	2012	$198,037	$90,500	(f)	$-			$63,414	(h)		$-	$-	$1,004	(d)	$352,955

Justin Wiernasz	2014	$264,400	$145,000	(n)	$133,055	(b)		$-		$		$-	$5,827	(d)	$548,282
President	2013	$233,776	$214,293	(i)	$-			$101,411	(j)		$-	$-	$6,838	(d)	$556,318
	2012	$188,934	$90,500	(g)	$-			$31,050	(k)		$-	$-	$4,372	(d)	$314,856

John McDonald	2014	$153,484	$50,000	(c)	$-			$-			$-	$-	$7,445	(d)	$210,938
Chief Information and	2013	$134,677	$50,000	(c)	$15,000	(l)		$7,725	(m)		$-	$-	$4,489	(d)	$211,891
Principal Accounting Officer	2012	$119,942	$25,000	(c)	$-		$				$-	$-	$4,023	(d)	$148,965

(a)
Consists of a cash bonus paid during the year for services performed in 2013. Does not include $85,000 in cash bonuses and $175,000 of stock bonuses for services performed in 2014 but not paid during the year.

(b)	Consists of the portion of RSUs which were recognized as a period cost in 2014.
(c)	Consists of a cash bonus.
(d)	Consists of cash payments for health care benefits.
(e)	Consists of a stock grant of 84,658 shares of common stock.
(f)	Consists of options to purchase 62,500 shares of common stock at a price of $1.60 per share.
(g)	Consists of a bonus of $45,250, payable in cash, and $45,250 payable in cash or shares, at the discretion of the officer.
(h)	For services performed in 2011; also includes options to purchase 100,000 shares of common stock at $0.35 per share for services performed in 2012.
(i)	Consists of a cash bonus of $145,000 and 47,385 shares of common stock at a price of $1.462 per share.
(j)	Consists of options to purchase 62,500 shares of common stock at a price of $1.60 per share, and options to purchase 100,000 shares of common stock at a price of $0.35 per share.
(k)	Consists of a cash portion of $21,140 and 57,135 shares of common stock valued at $0.37 per share.
(l)	Consists of a stock grant of 39,474 shares of common stock.
(m)	Consists of options to purchase 25,000 shares of common stock at a price of $0.40 per share.
(n)
Consists of a cash bonus paid during the year for services performed in 2013. Does not include $100,000  cash bonus and $175,000 in stock bonus for services performed in 2014 but not paid during the year.

Index

Outstanding Equity Awards at Fiscal Year-End as of December 31, 2014

	Option Awards									Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)			Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Sam Klepfish										1,450,000	(a)	$1,957,500	(b)
Sam Klepfish	100,000					$0.350		05/04/17
Sam Klepfish	100,000		-	-		$0.350		12/31/17		-		-		-
Sam Klepfish	62,500		-	-		$1.600		01/01/18		-		-		-
Sam Klepfish	50,000		-	-		$0.400		01/01/17		-		-		-
Sam Klepfish	-		50,000	-		$0.400		01/01/17
Sam Klepfish	100,000		-	-		$0.570		01/01/18
Sam Klepfish	62,500		-	-		$1.600		01/01/18
Sam Klepfish	100,000		-	-		$2.000		02/28/17
Justin Wiernasz										1,720,000	(a)	$2,322,000	(b)
Justin Wiernasz	160,000	(c)	-	-		$0.446	(d)	-	(e)	-		-		-	-
Justin Wiernasz	100,000		-	-		$0.350		05/04/17		-		-		-	-
Justin Wiernasz	100,000		-	-		$0.350		12/31/17		-		-		-
Justin Wiernasz	62,500		-	-		$1.600		01/01/18		-		-		-
Justin Wiernasz	50,000		-	-		$0.400		01/01/17		-		-		-
Justin Wiernasz	-		50,000	-		$0.400		01/01/17		-		-		-
Justin Wiernasz	100,000		-	-		$0.570		01/01/18		-		-		-	-
Justin Wiernasz	62,500		-	-		$1.600		01/01/18		-		-		-
John McDonald	50,000	(c)	-	-	$		(d)	-	(e)
John McDonald	25,000		-	-		$0.400		01/01/17		-		-		-	-
John McDonald	-		25,000	-		$0.400		01/01/17		-		-		-	-
John McDonald	-		25,000	-		$0.400		01/01/17		-		-		-	-
John McDonald	-		25,000	-		$0.570		01/01/18
John McDonald	30,000		-	-		$1.600		01/01/18
John McDonald	-		30,000	-		$1.600		01/01/18

(a)
All RSU vesting is contingent upon the attainment of performance goals related to sales and contingent on continued employment with the Company.  In addition to the performance-based vesting, RSUs vest according to the following schedule: 75,000 on January 1, 2015; 240,000 on July 1, 2015; 150,000 on December 31, 2015; 75,000 on May 1, 2016; 90,000 on July 1, 2016; 300,000 on December 31, 2016; 490,000 on July 1, 2017; and 300,000 contingent solely upon the achievement of performance goals and the continued employment with the Company.

(b)
Amounts are calculated by multiplying the number of shares shown in the table by $1.35 per share, which is the closing price of common stock on December 31, 2014 (the last trading day of the 2014 fiscal year).

(c)	Options vest at the rate of 25% each quarter beginning March 31, 2010.
(d)	Weighted-average exercise price.
(e)	Option term is 5 years from the date of vesting.

Index

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (a)	Option Awards ($) (b)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Joel Gold	$10,000	$270,000	$38,283	$-	$-	$-	$318,283
Sam Klepfish	$-	$-	$38,283	$-	$-	$-	$38,283
Solomon Mayer	$10,000	$270,000	$38,283	$-	$-	$-	$318,283
Hank Cohn	$10,000	$270,000	$38,283	$-	$-	$-	$318,283
Justin Wiernasz	$-	$270,000	$38,283	$-	$-	$-	$308,283

(a)     Consists of the grant date fair value of 270,000 RSUs at $1.00 per share granted to each director in 2014 for service in years 2015, 2016, and 2017 and is contingent upon being a member of the board in those years. Mr. Klepfish declined this grant of RSUs which the Company offered to all Directors in 2014.
(b)     Consists of the grant date fair value of two-year options to purchase 100,000 shares of common stock at a price of $2.00 per share granted to each director in 2014.

Employment Agreements

Our subsidiary, Food Innovations, has employment agreements with certain officers and certain employees.  The employment agreements provide for salaries and benefits, including stock grants and extend up to five years.  In addition to salary and benefit provisions, the agreements include defined commitments should the employer terminate the employee with or without cause.

SAM KLEPFISH

On November 20, 2012 we entered into an employment agreement with Mr. Klepfish, the Corporation’s CEO,  having an effective date of January 1, 2013 and terminating on December 31, 2015.  The agreement provides a base compensation in the amount of $198,312 in cash plus an additional $27,937 in restricted stock units for year one, $223,987 in cash plus an additional $24,875 in restricted stock units for year two, and $260,075 in cash plus an additional $13,688 in restricted stock units for year three.  The agreement also provides for annual bonuses including bonuses based on increases in EBITDA (as defined in the agreement) of our various subsidiaries; additional bonuses upon the occurrence of certain events such as: listing on specific stock exchanges, spin-offs, investments and stock trading and volume levels.  The agreement also provides for stock options with exercise prices ranging from $0.40 - $1.60 and an award of restricted stock, which only vests if certain volume and pricing milestones with respect to our common stock are met.  Mr. Klepfish also has the option of receiving any portion of his salary or bonus in the form of equity.  The agreement also contains non-compete and non-solicitation provisions.

On August 7, 2014, our board of directors approved the amendment of the Employment Agreement with Mr. Klepfish effective as of August 13, 2014.  The employment agreement was amended as follows: (i) it has been extended by one year to December 31, 2016; (ii) it provides for 10% annual increases of Base Salary commencing in 2014; (iii) all performance based bonuses are eliminated; (iv) stock grants previously issued with vesting based upon performance or stock price are cancelled; (v) a new performance based bonus structure to partially replace the previous structure, based upon meeting certain Cash EBITDA (earnings before interest, taxes, depreciation, and amortization and non-cash compensation charges) targets, the new bonus will have a cash portion and a stock portion and all Base Salary can be paid in cash or in stock at the option of Mr. Klepfish, and  (vi) 125,00 restricted stock units which vest if the 30 day average closing price of our common stock is $2.00 or above and there is a 50,000 average daily volume or there is a 50,000 average daily volume for 14 straight  trading days; and 175,000 restricted stock units which vest if the 30 day average closing price of our common stock is $3.00 or above and there is a 50,000 average daily volume for 14 straight trading days.  Mr. Klepfish will have the option, on an annual basis, to take all or part of the cash portion of the bonus, or any part of Base Salary in the form of stock at a valuation based upon the closing stock price on the last trading day of the prior year. The decision on how much, if any, of the bonus to take in stock must be made by May 1 of each year, unless earlier required.  The Cash EBITDA target levels do not include the effect of any potential future acquisitions and also do not include certain one time or non-recurring expenses in the calculation of the Cash EBITDA.  If a Cash EBITDA target is missed by 3% or less, the bonus for the target so missed shall be reduced by 20% and if it is missed by 3.1% -5%, the bonus for such target shall be reduced by 30%, except in both cases, Mr. Klepfish has negative discretion to further reduce the bonuses or even cancel them.

Index

In November 2014, the employment agreement of Mr. Klepfish was amended (i) ) in the event of a change of control (as defined below) all equity based compensation (including options and restricted stock units) payable pursuant to such employment agreements, shall immediately vest and/or restrictions thereon shall lapse, and (ii) to provide that in the event of a termination without Cause (as defined in the employment agreement) they shall receive a lump sum payment equal to the greater of (x) the salary payable over the last six months of the term of the agreement, or (y) the Base Salary (as defined in the employment agreement) remaining through the end of the then-current term of the agreement.  The definition of change of control shall mean the occurrence of any of the following events: (w) the sale or transfer by the Company for at least $25 million (such consideration consisting of cash, cash equivalents, notes or securities) of more than 50% of its Voting Securities (as defined below) or substantially all of its assets; or  (x) the acquisition, other than from the Company or employees of it or any of its subsidiaries, by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934) (other than an employee benefit plan of the Company) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of more than 50% of the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Voting Securities"); or (y) the approval by the stockholders of the Company of a reorganization, merger, consolidation or recapitalization of the Company (a "Business Combination"), other than a Business Combination in which more than 50% of the combined voting power of the outstanding Voting Securities of the surviving or resulting entity immediately following the Business Combination is held by the persons who, immediately prior to the Business Combination, were the holders of the Voting Securities; or (z) the approval by the stockholders of the Company of a complete liquidation or dissolution of the Company, or a sale of all or substantially all of the assets of the Company.

Mr. Klepfish was awarded, as a special bonus, effective November 17, 2014, an aggregate of 1,000,000 restricted stock units (“RSU”) subject to time and performance vesting conditions, with the timing conditions as follows: 150,000 RSUs vest on each of July 1 and December 31, 2015; 300,000 RSUs vest on December 31, 2016 and 400,000 RSUs vest on July 1, 2017, and the performance conditions are as follows: for the RSUs vesting in 2015, the Corporation, on a consolidated basis, must have four months with sales above $2,500,000 during 2015, for the RSUs vesting in 2016, the Corporation, on a consolidated basis, must have four months with sales above $2,500,000 during 2016 and for the RSUs vesting in 2017, the Corporation, on a consolidated basis, must have four months with sales above $2,500,000 during 2017, provided however, that if the performance condition is not met in any year, the RSUs scheduled to vest in such year will still vest if the Corporation, on a consolidated basis, has six months with sales of at least $2,500,000  during the following year.  The company's board of directors will modify and increase the performance requirements, with the consent of executive, if warranted and appropriate.

JUSTIN WIERNASZ

On November 20, 2012 we entered into an employment agreement with Mr. Wiernasz, the Company’s President,  having an effective date of January 1, 2013 and terminating on December 31, 2015 The agreement is for a term of three years, and provides a base compensation in the amount of $226,250 per annum for year one, $248,875 per annum for year two, and $273,763 per annum for year three.  The agreement also provides for annual bonuses including bonuses based on increases in EBITDA (as defined in the agreement) of our various subsidiaries; additional bonuses upon the occurrence of certain events such as: listing on specific stock exchanges, spin-offs, investments and stock trading and volume levels.  The agreement also provides for stock options with exercise prices ranging from $0.40 - $1.60 and an award of restricted stock, which only vests if certain volume and pricing milestones with respect to our common stock are met.  Mr. Wiernasz also has the option of receiving any portion of his salary or bonus in the form of equity.  The agreement also contains non-compete and non-solicitation provisions.

On August 7, 2014, our board of directors approved the amendment of the Employment Agreement with Mr. Wiernasz  effective as of August 13, 2014.  The employment agreement was amended as follows: (i) it has been extended by one year to December 31, 2016; (ii) it provides for 10% annual increases of Base Salary commencing in 2014; (iii) all performance based bonuses are eliminated; (iv) stock grants previously issued with vesting based upon performance or stock price are cancelled; (v) a new performance based bonus structure to partially replace the previous structure, based upon meeting certain Cash EBITDA (earnings before interest, taxes, depreciation, and amortization and non-cash compensation charges) targets, the new bonus will have a cash portion and a stock portion and all Base Salary can be paid in cash or in stock at the option of Mr. Wiernasz, and (vi) an award of 75,000 restricted stock units which vest on January 1, 2015 and 75,000 restricted stock units which vest on May 1, 2016.  Mr. Wiernasz will have the option, on an annual basis, to take all or part of the cash portion of the bonus, or any part of Base Salary in the form of stock at a valuation based upon the closing stock price on the last trading day of the prior year. The decision on how much, if any, of the bonus to take in stock must be made by May 1 of each year, unless earlier required.  The Cash EBITDA target levels do not include the effect of any potential future acquisitions and also do not include certain one time or non-recurring expenses in the calculation of the Cash EBITDA.  If a Cash EBITDA target is missed by 3% or less, the bonus for the target so missed shall be reduced by 20% and if it is missed by 3.1% -5%, the bonus for such target shall be reduced by 30%.

Index

The employment agreement of Mr. Wiernasz was amended (i) ) in the event of a change of control (as defined below) all equity based compensation (including options and restricted stock units) payable pursuant to such employment agreements, shall immediately vest and/or restrictions thereon shall lapse, and (ii) to provide that in the event of a termination without Cause (as defined in the employment agreement) they shall receive a lump sum payment equal to the greater of (x) the salary payable over the last six months of the term of the agreement, or (y) the Base Salary (as defined in the employment agreement) remaining through the end of the then-current term of the agreement.  The definition of change of control shall mean the occurrence of any of the following events: (w) the sale or transfer by the Company for at least $25 million (such consideration consisting of cash, cash equivalents, notes or securities) of more than 50% of its Voting Securities (as defined below) or substantially all of its assets; or  (x) the acquisition, other than from the Company or employees of it or any of its subsidiaries, by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934) (other than an employee benefit plan of the Company) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of more than 50% of the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Voting Securities"); or (y) the approval by the stockholders of the Company of a reorganization, merger, consolidation or recapitalization of the Company (a "Business Combination"), other than a Business Combination in which more than 50% of the combined voting power of the outstanding Voting Securities of the surviving or resulting entity immediately following the Business Combination is held by the persons who, immediately prior to the Business Combination, were the holders of the Voting Securities; or (z) the approval by the stockholders of the Company of a complete liquidation or dissolution of the Company, or a sale of all or substantially all of the assets of the Company.

Mr. Wiernasz was awarded, as a special bonus, effective November 17, 2014, an aggregate of 1,000,000 restricted stock units (“RSU”) subject to time and performance vesting conditions, with the timing conditions as follows: 150,000 RSUs vest on each of July 1 and December 31, 2015; 300,000 RSUs vest on December 31, 2016 and 400,000 RSUs vest on July 1, 2017, and the performance conditions are as follows: for the RSUs vesting in 2015, the Corporation, on a consolidated basis, must have four months with sales above $2,500,000 during 2015, for the RSUs vesting in 2016, the Corporation, on a consolidated basis, must have four months with sales above $2,500,000 during 2016 and for the RSUs vesting in 2017, the Corporation, on a consolidated basis, must have four months with sales above $2,500,000 during 2017, provided however, that if the performance condition is not met in any year, the RSUs scheduled to vest in such year will still vest if the Corporation, on a consolidated basis, has six months with sales of at least $2,500,000  during the following year.  The company's board of directors will modify and increase the performance requirements, with the consent of executive, if warranted and appropriate.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 10, 2015 with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each Named Officer, and (4) all our directors and executive officers as a group.  Unless otherwise stated, each person listed below uses the Company’s address.  Pursuant to SEC rules, includes shares that the person has the right to receive within 60 days from March 10, 2015.

Name and Address of Beneficial Owners		Number of Shares Beneficially Owned	Percent of Class

Sam Klepfish (Officer, Director)	(1)	2,788,600	11.4%
Michael Ferrone	(2)	1,599,282	7.3%
Joel Gold (Director)	(3)	859,054	3.8%
Solomon Mayer (Director)	(4)	570,000	2.6%
Hank Cohn (Director)	(5)	570,000	2.6%
Justin Wiernasz (Officer, Director)	(6)	2,605,000	10.8%

YS Catering	(7)	4,647,206	21.4%
Yorkmont Capital Partners, LP	(8)	2,073,498	9.6%
Alpha Capital Anstalt	(9)	1,779,776	8.2%
All officers and directors as a whole (5 persons)	(10	7,392,654	25.7%

Index

(1)
Includes 55,000 shares of common stock held by Mr. Klepfish; options to purchase 625,000 shares of the Company's common stock, RSUs representing 1,450,000 shares of common stock, and 658,600 shares for a note payable and accrued interest on the note.  Does not include 66,793 shares of common stock issuable as compensation for services performed in 2013, and 17,014 shares for services performed in 2014. Upon the issuance of these shares, Mr. Klepfish will beneficially own 11.7% of the shares outstanding.

(2)
Includes 1,239,282 shares of common stock held by Mr. Ferrone; and options to purchase 360,000 shares of the Company's common stock held by Mr. Ferrone.  Mr. Ferrone’s address is Box 2484, 119 Alpine Avenue, Oak Bluffs, MA 02557.

(3)
Includes 110,654 shares of common stock held by Mr. Gold, RSUs representing 270,000 shares of common stock, and options to purchase 460,000 shares of common stock. Also includes 18,400 shares of common stock held by Mr. Gold’s spouse.

(4)
Includes options to purchase 300,000 shares of common stock held by Mr. Mayer, and RSUs representing 270,000 shares of common stock.  Does not include 5,000 shares issuable for services as a board member for 2010, but not yet issued.  Upon issuance of these shares, Mr. Mayer will beneficially own 2.6% of the shares outstanding.

(5)
Includes options to purchase 300,000 shares of common stock held by Mr. Cohn, and RSUs representing 270,000 shares of common stock.  Does not include 5,000 shares issuable for services as a board member for 2010, but not yet issued.  Upon issuance of these shares, Mr. Cohn will beneficially own 2.3% of the shares outstanding.

(6)
Includes 100,000 shares of common stock held by Mr. Wiernasz, options to purchase 785,000 shares of common stock, and RSUs representing 1,720,000 shares of common stock.   Does not include 17,135 shares to be issued for services performed in 2013, and 47,385 shares to be issued for services performed in 2014. Upon the issuance of these shares, Mr. Wiernasz will beneficially own 11.0%  of the shares outstanding.

(7)	Includes 4,647,206 shares of common stock. The address of YS Catering is 9455 Collins Ave., Apt. 605, Surfside, FL 33154

(8)	Consists of 2,073,498 shares of common stock held by Yorkmont Capital Partners, LP. The address of Yorkmont Capital Partners, LP is 2313 Lake Austin Blvd. Suite 202, Austin, TX 78703.

(9)
Consists of 1,779,776 shares of common stock held by Alpha Capital. Excludes shares underlying warrants and convertible notes which are subject to a 9.99% blocker provision.  The address of its principal business is Pradafant 7, Furstentums 9490, Vaduzm Liechtenstein.  Information gathered from a Schedule 13G filed with the Securities and Exchange Commission on February 15, 2012.

(10)
Includes 284,054 shares of common stock held by officers and directors.  Also includes 7,108,600 shares underlying options, RSUs, convertible notes, or shares issuable as accrued interest upon outstanding notes.  Does not include an additional 158,327 shares committed by the Company to be issued.  Upon issuance of such shares the group will beneficially own 26.1% of the outstanding shares.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

We are not currently subject to the requirements of any stock exchange or national securities association with respect to having a majority of “independent directors” although we believe that we meet the standard established by NASDAQ inasmuch as Messrs. Gold, Mayer, and Cohn, are “independent” and only Messrs.  Klepfish and Wiernasz, by virtue of being our Executive Officers,  are   not independent.  Mr. Klepfish and Mr. Wiernasz do  not participate in board discussions concerning their  compensation

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The Company engaged Liggett, Vogt & Webb P.A. (“LVW”) as our new independent registered public accounting firm as of November 9, 2012.  During the year ended December 31, 2014 and 2013, LVW billed us audit fees of approximately $67,700 and $55,700, respectively.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by LVW that are reasonably related to the performance of the audit or review of our consolidated financial statements including our quarterly interim reviews on Form 10-Q and are reported under Audit Fees above.

Tax Fees

LVW tax fees were $5,500 and $5,500  for the years ended December 31, 2014 and 2013, respectively.

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

Dated: March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sam Klepfish	CEO and Director	March 31, 2015
Sam Klepfish	(Chief Executive Officer)

/s/ John McDonald	Principal Accounting Officer	March 31, 2015
John McDonald	(Principal Financial Officer)

/s/ Joel Gold	Director	March 31, 2015
Joel Gold

/s/ Solomon Mayer	Director	March 31, 2015
Solomon Mayer

/s/ Hank Cohn	Director	March 31, 2015
Hank Cohn

/s/ Justin Wiernasz	Director	March 31, 2015
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