Form 10-Q
period 2015-03-31
INNOVATIVE FOOD HOLDINGS INC
filed 2015-05-11
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended March 31, 2015

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23,173,447 shares of common stock issued and 22,472,784 shares of common stock outstanding as of May 6, 2015.

INNOVATIVE FOOD HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,211,491	$3,112,526
Accounts receivable net	1,304,123	1,242,970
Inventory	1,172,482	1,195,327
Other current assets	804,745	625,495
Due from related parties	461,241	461,130
Total current assets	6,954,082	6,637,448

Property and equipment, net	1,855,619	1,922,044
Investment	204,000	204,000
Intangible assets, net	22,045,672	23,610,549
Total assets	$31,059,373	$32,374,041

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,482,620	$4,096,700
Deferred revenue	4,777,092	4,792,609
Accrued liabilities - related parties	462,045	1,137,692
Accrued interest	606,602	603,034
Accrued interest - related parties	85,945	78,945
Revolving credit facilities	-	360,871
Notes payable, current portion, net of discount	1,258,560	714,811
Notes payable - related parties, current portion	110,500	110,500
Deferred tax liability	1,069,200	1,069,200
Contingent liabilities	546,250	572,500
Total current liabilities	13,398,814	13,536,862

Note payable - long term portion, net of discount	532,561	1,251,745
Notes payable - related parties, long term portion	2,199,970	2,199,970
Total liabilities	16,131,345	16,988,577

Stockholders' equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 23,173,447 and 21,393,989 shares issued, and 22,472,784 and 20,693,326 shares outstanding at March 31, 2015 and December 31, 2014, respectively	2,318	2,140
Additional paid-in capital	27,496,774	25,937,734
Treasury stock, 486,254 shares outstanding at March 31, 2015 and December 31, 2014	(160,099)	(160,099)
Accumulated deficit	(12,410,605)	(10,395,495)
Total Innovative Food Holdings, Inc. stockholders' equity	14,928,388	15,384,280
Noncontrolling interest in variable interest entity	(360)	1,184
Total stockholder's equity	14,928,028	15,385,464

Total liabilities and stockholders' equity	$31,059,373	$32,374,041

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2015	2014

Revenue	$11,181,817	$5,553,466
Cost of goods sold	8,185,305	3,729,855
Gross margin	2,996,512	1,823,611

Selling, general and administrative expenses	4,881,396	1,368,111
Total operating expenses	4,881,396	1,368,111

Operating (loss) income	(1,884,884)	455,500

Other (income) expense:
Interest expense, net	131,770	286,794
Other (income)	-	(20,000)
Total other (income) expense	131,770	266,794

Net (loss) income before taxes	(2,016,654)	188,706

Income tax expense	-	-

Net (loss) income	$(2,016,654)	$188,706

Less net income attributable to noncontrolling interest in variable interest entities	(1,544)	-

Net (loss) income attributable to Innovative Food Holdings, Inc.	$(2,015,110)	$188,706

Net (loss) income per share - basic	$(0.099)	$0.025

Net (loss) income per share - diluted	$(0.099)	$0.014

Weighted average shares outstanding - basic	20,447,523	7,538,537

Weighted average shares outstanding - diluted	20,447,523	13,563,347

 See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	For The Three Months Ended	For The Three Months Ended
	March 31,	March 31,
	2015	2014

Cash flows from operating activities:
Net (loss) income	$(2,016,654)	$188,706

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	295,745	67,574
Stock based compensation	759,603	33,588
Amortization of discount on notes payable	99,157	260,035
Changes in assets and liabilities:
Accounts receivable, net	(61,151)	(70,545)
Deferred revenue	(15,517)	-
Inventory and other current assets, net	(156,405)	(85,213)
Accounts payable and accrued expenses - related party	(218,851)	(296,820)
Accounts payable and accrued expenses	389,485	133,701
Contingent liability	(26,250)	(39,045)
Net cash (used in) provided by operating activities	(950,838)	191,981

Cash flows from investing activities:

Investments in food related companies	-	(54,000)
Cash paid to re-acquire shares issued in acquisition of The Fresh Diet	(3,000,000)	-
Acquisition of property and equipment	(18,530)	-
Net cash provided by (used in) investing activities	(3,018,530)	(54,000)

Cash flows from financing activities:
Common stock sold for cash	4,288,596	-
Common stock sold for exercise of options and warrants	415,200	-
Purchase of treasury stock for cash	-	(60,000)
Borrowings on revolving credit facilities	954,120	-
Payments made on revolving credit facilities	(1,314,991)	-

Principal payments on debt	(215,133)	(183,370)
Principal payments capital leases	(59,459)	-
Net cash (used in) financing activities	4,068,333	(243,370)

Increase (decrease) in cash and cash equivalents	98,965	(105,389)

Cash and cash equivalents at beginning of period	3,112,526	2,073,605

Cash and cash equivalents at end of period	$3,211,491	$1,968,216

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$22,045	$15,460

Taxes	$-	$-

 See notes to these unaudited condensed consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Innovative Food Holdings, Inc., and its wholly owned subsidiaries, some of which are non-operating, Artisan Specialty Foods, Inc. (“Artisan”), Food Innovations, Inc. (“Food Innovations” or “FII”), Food New Media Group, Inc. (“FNM”), Organic Food Brokers, Inc. (“OFB”), Gourmet Food Service Group, Inc. (“GFG”), Gourmet Foodservice Warehouse, Inc., Gourmeting, Inc.; The Fresh Diet, Inc. (“The Fresh Diet” or “FD”), The Haley Group, Inc. (“Haley”), 4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.), (“Gourmet” and collectively with IVFH and the other subsidiaries, the “Company” or “IVFH”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All material intercompany transactions have been eliminated upon consolidation of these entities.

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes as contained in Form 10-K for the year ended December 31, 2014. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations to be expected for the full year. The results of The Fresh Diet have been included since its acquisition on August 15, 2014.

Consolidation of Variable Interest Entity

The Company consolidates the financial statements of a variable interest entity (“VIE”) in which it is the primary beneficiary. In determining whether the Company is the primary beneficiary of a variable interest entity, consideration is given to a number of factors, including the ability to direct the activities that most significantly affect the entity’s economic success as well as the Company’s exposure to absorb the losses and obligations of such entities. Late Night Express Courier Service, Inc., an independent company providing delivery services to The Fresh Diet customers, was determined to be a VIE that was required to be consolidated under Accounting Standards Codification (“ASC”) 810, Consolidation, as set forth by the Financial Accounting Standards Board (“FASB”) and accordingly, was included in the accompanying unaudited condensed consolidated financial statements as of and for the period ended March 31, 2015. All material inter-company transactions and balances of the Company’s wholly owned subsidiaries and VIE have been eliminated in consolidation.

2. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Our business is currently conducted by our wholly-owned subsidiaries, Artisan, Food Innovations, FNM, OFB, GFG, Gourmet Foodservice Warehouse, Inc., Gourmeting, Inc., The Fresh Diet, Haley, and Gourmet.  Since its incorporation, the Company primarily through FII’s relationship with US Food, Inc. (“U.S. Foods” or “USF”), has been in the business of providing premium restaurants, within 24 – 72 hours, with the freshest origin-specific perishables, specialty food products, and healthcare products shipped directly from our network of vendors and from our warehouses. Our customers include restaurants, hotels, country clubs, national chain accounts, casinos, hospitals and catering houses.   Gourmet has been in the business of providing consumers with gourmet food products shipped directly from our network of vendors and from our warehouses within 24 – 72 hours. GFG is focused on expanding the Company’s program offerings to additional customers.  In our business model, we receive orders from our customers and then work closely with our suppliers and our warehouse facilities to have the orders fulfilled.  In order to maintain freshness and quality, we carefully select our suppliers based upon, among other factors, their quality, uniqueness, reliability and access to overnight courier services.

The Fresh Diet is the nationwide leader in freshly prepared health and wellness gourmet specialty meals, using the finest ingredients, delivered directly to consumers using The Fresh Diet® platform.  The Fresh Diet’s platform includes a company managed or owned preparation and logistics infrastructure, including a comprehensive company managed network of same day and next day last mile food delivery capabilities. Artisan is a supplier of over 1,500 niche gourmet products to over 500 customers in the Greater Chicago area.  Haley provides consulting services and other solutions to its clients in the food industry.  Haley is a dedicated foodservice consulting and advisory firm that works closely with companies to access private label and manufacturers’ label food service opportunities with the intent of helping them launch and commercialize new products in the broadline foodservice industry and get products distributed via national broadline food distributors.  OFB is a dedicated foodservice consulting and advisory firm that works closely with companies to access private label and manufacturers’ label food service opportunities with the intent of helping them launch and commercialize new products in the retail foodservice industry and provides emerging food brands distribution and shelf placement access in all of the major metro markets in the food retail industry.

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

Cost of Goods Sold

We have included in cost of goods sold all costs which are directly related to the generation of revenue. These costs include primarily the cost of food and raw materials, plus kitchen expenses including payroll, contract labor, kitchen related depreciation, operating expenses, and rent; preparation, product conversion, packing and handling, shipping and delivery costs including delivery payroll.

Deferred Revenue

Deferred revenue consists of cash received for meals that have not yet been delivered to the customer.

Advertising Costs

The Company’s policy is to report advertising costs as expenses in the periods in which the costs are incurred. The total amounts charged to advertising expense were approximately $494,652 and $4,865,  respectively, for the three months ended March 31, 2015 and 2014.

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

Dilutive shares at March 31, 2015:

At March 31, 2015, the Company had outstanding convertible notes payable in the aggregate principal amount of $758,065 with accrued interest of $659,252  convertible at the rate of $0.25 per share into an aggregate of 5,669,268  shares of common stock, and a convertible note payable in the amount of $200,000 convertible at the rate of $1.54 into 129,871 shares of common stock.

Also at March 31, 2015, the Company had outstanding warrants for holders to purchase the following additional shares: 2,828,405 shares at a price of $0.575 per share; 448,011  shares at a price of $0.55 per share; 94,783 shares at a price of $0.25 per share; and 700,000 shares at a price of $0.01 per share.

Also at March 31, 2015, the Company had outstanding options for holders to purchase the following additional shares: 500,000 shares at a price of $2.00 per share; 15,000 shares at a price of $1.90 per share; 310,000 shares at a price of $1.60 per share; 100,000 shares at a price of $1.46 per share; 15,000 shares at a price of $1.44 per share; 75,000 shares at a price of $1.31 per share; 225,000 shares at a price of $0.57 per share; 132,500 shares at a price of $0.48 per share; 132,500 shares at a price of $0.474 per share; 132,500 shares at a price of $0.45 per share; 275,000 shares at a price of $0.40 per share; 92,500 shares at a price of $0.38 per share; and 1,200,000 shares at a price of $0.35 per share.

Also at March 31, 2015 , the Company has issued restricted stock units (“RSUs”) for the potential issuance of shares of the Company’s common stock for the purpose of aligning executives and employees of the Company and  for the purpose of compensation for serving as members of the Board of Directors of the Company and for the purposes of retaining qualified personnel at compensation levels that otherwise would not be available should the company have been required to pay certain salaries in cash only. Certain of the RSUs were issued to employees of The Fresh Diet (“Employee RSUs”) and certain RSUs were issued to the executive officers of the Company (“Executive RSUs”) and certain RSUs were issued to members of the board of directors of the Company (“Board RSUs”).  With respect to the Executive RSUs, effective November 17, 2014, each of the Company’s executive officers were awarded RSUs which vest according to the following schedule, provided the performance conditions are met: 150,000 RSUs vest on each of July 1 and December 31, 2015; 300,000 RSUs vest on December 31, 2016 and 400,000 RSUs vest on July 1, 2017.  On August 7, 2014, the Company’s Board of Directors approved the amendment of the employment agreements, effective as of August 13, 2014, of each of the Company’s President and CEO, providing for (i) an award to the President of 75,000 RSUs which vest on January 1, 2015 and 75,000 RSUs which vest on May 1, 2016; and (ii) an award to the CEO of 125,000 RSUs which vest if the 30 day average closing price of the Company’s common stock is $2.00 or above and there is a 50,000 average daily volume or if there is a 50,000 average daily volume for 14 straight  trading days; and (iii) an award to the CEO of 175,000 RSUs which vest if the 30 day average closing price of the Company’s common stock is $3.00 or above and there is a 50,000 average daily volume for 14 straight trading days.

The Employee RSUs issued to certain nonexecutive employees of the Company were issued either partially in lieu of salary, future bonuses or a combination of both bonus and salary. The Employee RSUs vest according to the following schedule: On July 1, 2015 600,000 will vest and on December 31, 2015 an additional 600,000 shares will vest. On December 31, 2016 an additional 1.2 million shares will vest and an additional 1.6 million shares will vest on July 1, 2017. Vesting is contingent on being an employee of the Company at the time of vesting. In addition, there are restrictions on the sale of such vested stock including aggregate volume restrictions and no Employee RSU shares can be sold below $2.50 per share. In addition, up to an additional 25,000 shares will vest on a monthly basis. Vesting is contingent on employment by the Company at the time of vesting, and the Company stock price closing above $2.50 per share for 20 straight days. In addition, there are restrictions on the sale of such vested stock including aggregate volume restrictions and no shares can be sold below $2.50 per share

The Company estimated that the stock-price goals of the Company’s stock price closing above $2.50 per share for 20 straight days have a 90% likelihood of achievement, and these RSUs were valued at 90% of their face value. The Company estimated that the revenue targets had a 100% likelihood of achievement, and these RSUs were valued at 100% of their face value.  We recognized stock-based compensation expense of in a straight-line manner over the vesting period of the RSUs. This resulted in stock-based compensation expense of $690,397 related to recognition of RSUs during the three months ended March 31, 2015.

Fully-diluted earnings per share was the same as basic earnings per share for the three months ended March 31, 2015 because the effect of the exercise of above instruments would be anti-dilutive.

Dilutive shares at March 31, 2014:

At March 31, 2014, the Company had outstanding convertible notes payable in the aggregate principal amount of $855,967 with accrued interest of $684,147 convertible at the rate of $0.25 per share into an aggregate of 6,160,456 shares of common stock.

Also at March 31, 2014, the Company had outstanding warrants for holders to purchase the following additional shares: 2,828,406 shares at a price of $0.575 per share; 1,507,101 shares at a price of $0.55 per share; 764,783 shares at a price of $0.25 per share; and 700,000 shares at a price of $0.01 per share.

Also at March 31, 2014, the Company had outstanding options for holders to purchase the following additional shares: 310,000 shares at a price of $1.60 per share; 75,000 shares at a price of $1.31 per share; 225,000 shares at a price of $0.57 per share; 132,500 shares at a price of $0.48 per share; 132,500 shares at a price of $0.474 per share; 132,500 shares at a price of $0.45 per share; 275,000 shares at a price of $0.40 per share; 132,500 shares at a price of $0.38 per share; and 1,240,000 shares at a price of $0.35 per share.

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

Significant Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“this Update”) as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The Board received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards (IFRS), which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, Elements of Financial Statements, which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. Concepts Statement 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company is currently evaluating the effects of adopting this ASU, if it is deemed to be applicable.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

3.  ACQUISITIONS

The Fresh Diet

The Fresh Diet Merger on August 15, 2014 was accounted for as an acquisition of an ongoing business in accordance with ASC Topic 805 - Business Combinations (“ASC 805”), where the Company was treated as the acquirer and the acquired assets and assumed liabilities were recorded by the Company at their preliminary estimated fair values. The total purchase price of the assets acquired and assumed liabilities included; cash, inventory, accounts receivable, fixed assets, deposits and trade names and, accounts payable and notes payable.

The acquisition date estimated fair value of the consideration transferred totaled $12,645,912,  which consisted of the following:

Cash	$3,000,000
Common Stock – 6,889,937 shares	9,645,912
Total purchase price	$12,645,912

Tangible assets acquired	$2,567,223
Liabilities assumed	11,035,724
Net tangible assets	(8,468,501)
Customer relationships	2,700,000
Tradenames	1,800,000
Goodwill	16,614,413
Total purchase price	$12,645,912

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

During the three months ended March 31, 2015, the Company paid the amount of $3,000,000 in cash to certain former shareholders of The Fresh Diet, and cancelled 3,110,063 shares of common stock with a value of $4,354,088; these shares were originally intended to be issued  in the acquisition of The Fresh Diet. This resulted in a decrease in the value of The Fresh Diet acquisition in the net amount of $1,354,088; this amount was credited to goodwill during the three months ended March 31, 2015; see Note 8.

Pro forma results

The following table sets forth the unaudited pro forma results of the Company as if the acquisition of FD had taken place on the first day of the March 31, 2014 three months period presented.  These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

Three months ended March 31,
2014
Total revenues	$11,679,255
Net (loss) income attributable to Innovative Food Holdings, Inc.	240,650
Basic net (loss) income per common share	$0.017
Diluted net (loss) income per common share	$(0.012)
Weighted average shares - basic	14,428,474
Weighted average shares - diluted	20,453,284

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

The purchase price consisted of (i) One Hundred Thousand ($100,000) Dollars in cash, (ii) a Convertible Promissory Note in the face amount of Two Hundred Thousand ($200,000) Dollars, and (iii) stock options issued by the Company to acquire one hundred thousand (100,000) shares of its common stock over the four year period following the closing date at an exercise price per share of $1.46. The Note is secured by the Company’s grant of a second priority secured interest in the assets of OFB.  In addition, the company is contingently liable for certain performance-based payments over the twenty-four months following the acquisition date. The Company believes it is likely that these payments will be made, and accordingly has recorded the entire amount of $225,000 as a contingent liability on its balance sheet at acquisition. During the three months ended March 31, 2015, payments in the aggregate amount of $26,250  have been made under this contingent liability; at March 31, 2015, the balance of the contingent liability was  $146,250.  The entire cost of the acquisition was $596,349, which was allocated to customer list, an intangible asset with a useful life of 60 months. $29,817 of this amount was amortized during the three months ended March 31, 2015.

4. ACCOUNTS RECEIVABLE

At March 31, 2015 and December 31, 2014, accounts receivable consists of:

	March 31, 2015	December 31, 2014
Accounts receivable from customers	$1,339,785	$1,272,470
Allowance for doubtful accounts	(35,662)	(29,500)
Accounts receivable, net	$1,304,123	$1,242,970

5. INVENTORY

Inventory consists primarily of specialty food products and operating materials and supplies, principally food trays and bags that are used to package and deliver meals to customers.  At March 31, 2015 and December 31, 2014, inventory consisted of the following:

	March 31, 2015	December 31, 2014
Specialty food products	$933,969	$1,034,786
Operating materials and supplies	238,513	160,541
Total	$1,172,482	$1,195,327

6. PROPERTY AND EQUIPMENT

The Company owns a building and property located at 28411 Race Track Road, Bonita Springs, Florida 34135 and with respect thereto has entered into each of a Loan Agreement, Mortgage, Security Agreement and Note with Fifth Third Bank, each with an effective date of February 26, 2013.  The property consists of approximately 1.1 acres of land and approximately 10,000 square feet of combined office and warehouse space, and was purchased as part of a bank short sale.  The Company moved its operations to these premises on July 15, 2013. The purchase price of the property was $792,758 and was financed in part by a five year mortgage in the amount of $546,000 carrying an annual interest rate of 3% above LIBOR Rate, as such term is defined in the Note.

A summary of property and equipment at March 31, 2015 and December 31, 2014, was as follows:

	March 31, 2015	December 31, 2014
Land	$177,383	$177,383
Building	619,955	619,955
Computer and Office Equipment	506,076	502,277
Warehouse Equipment	7,733	7,733
Furniture, Fixtures, and Leasehold Improvements	373,360	373,360
Kitchen Equipment	444,582	429,850
Vehicles	503,309	503,309
Total before accumulated depreciation	2,632,398	2,613,867
Less: accumulated depreciation	(776,779)	(691,823)
Total	$1,855,619	$1,922,044

Depreciation and amortization expense for property and equipment amounted to $84,956 and $21,604 for the three months ended March 31, 2015 and 2014, respectively.

7. INVESTMENTS

The Company has made investments in certain early stage food related companies which can benefit from various synergies within the Company’s various operating businesses.  As of March 31, 2015 and December 31, 2014, the Company had made investments in three such companies in the aggregate amount of $204,000, and are carried at cost. The Company does not have significant influence over the operations of the investment companies.

8.   INTANGIBLE ASSETS

The Company acquired certain intangible assets pursuant to the acquisition of The Fresh Diet, Artisan and OFB, and the acquisition of certain assets of The Haley Group, LLC (see note 3). The following is the net book value of these assets:

	March 31, 2015
		Accumulated
	Gross	Amortization	Net
Trade Name	$2,121,271	$-	$2,121,271
Non-Compete Agreement	244,000	(167,750)	76,250
Customer Relationships	3,830,994	(748,256)	3,082,738
Goodwill	16,765,413	-	16,765,413
Total	$22,961,678	$(916,006)	$22,045,672

	December 31, 2014
		Accumulated
	Gross	Amortization	Net
Trade Name	$2,121,271	$-	$2,121,271
Non-Compete Agreement	244,000	(152,500)	91,500
Customer Relationships	3,830,994	(552,717)	3,278,277
Goodwill	18,119,501	-	18,119,501
Total	$24,315,766	$(705,217)	$23,610,549

Total amortization expense charged to operations for the three months ended March 31, 2015 and 2014 was $210,789 and $45,970, respectively.

The trade names are not considered finite-lived assets, and are not being amortized.  The non-compete agreements are being amortized over a period of 48 months.  The customer relationships acquired in the Artisan, Haley, OFB and The Fresh Diet transactions are being amortized over periods of 60, 36, 60 and 60 months, respectively.

During the three months ended March 31, 2015, the Company paid the amount of $3,000,000 in cash to certain former shareholders of The Fresh Diet, and cancelled 3,110,063 shares of common stock with a value of $4,354,088; these shares were originally intended to be issued  in the acquisition of The Fresh Diet. This resulted in a decrease in the value of The Fresh Diet acquisition in the net amount of $1,354,088; this amount was credited to goodwill during the three months ended March 31, 2015,

As detailed in ASC 350, the Company tests for goodwill impairment in the fourth quarter of each year and whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.  As detailed in ASC 350-20-35-3A, in performing its testing for goodwill impairment, management has completed a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. To complete this review, management followed the steps in ASC 350-20-35-3C to evaluate the fair value of goodwill and considered all known events and circumstances that might trigger an impairment of goodwill. The analysis completed in 2014  determined that there was no impairment to goodwill assets.

 9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Trade payables	$4,048,316	$3,853,374
Accrued payroll and commissions	434,304	243,326
Total accounts payable and accrued liabilities - non-related parties	$4,482,620	$4,096,700

At March 31, 2015 and December 31, 2014, accrued liabilities to related parties of consisted of accrued payroll, accrued bonus, and payroll related benefits.

10. ACCRUED INTEREST

Accrued interest on the Company’s convertible notes payable is convertible at the option of the note holders into the Company’s common stock a price of $0.25 per share.  At March 31, 2015, convertible accrued interest was $660,752 (including $54,150 to a related party), of which $659,252 is convertible into 2,637,008 shares of common stock.  An additional $31,795 of accrued interest is not convertible into common stock. During the three months ended March 31, 2015, the Company paid cash for interest in the aggregate amount of $22,045.

At December 31, 2014, convertible accrued interest was $681,979 (including $54,150 to a related party), of which $656,184 is convertible into 2,623,724 shares of common stock.  An additional $1,000 of accrued interest is not convertible into common stock. During the twelve months ended December 31, 2014, the Company paid cash for interest in the aggregate amount of $47,820, and converted an additional $90,984 of accrued interest into an aggregate of 363,936 shares of common stock.

11. REVOLVING CREDIT FACILITIES

	March 31, 2015	December 31, 2014
Business loan of $500,000 from a credit card merchant, with a loan fee of 0.5% and repayment rate of 100% of the sum of charge volume during the loan period, maturing no later than April 19, 2015, renewable annually unless terminated, and secured by the assets of The Fresh Diet. During the three months ended March 31, 2015, net payments of principal in the amount of $125,159 were made on this loan.	$-	$125,159

Business loan of $1,000,000 from a credit card merchant, with a loan fee of 20% and repayment rate of 12% of the sum of charge volume until all amounts have been paid, and guaranteed by certain shareholders of the Company who were former shareholders of FD. During the three months ended March 31, 2015, net payments of principal in the amount of $235,712 were made on this loan.	-	235,712

Total	$-	$360,871

12.  NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

	March 31, 2015	December 31, 2014
Secured mortgage note payable for the acquisition of land and building in Bonita Springs, Florida in the amount of $546,000. Principal payments of $4,550 and interest at the rate of Libor plus 3% are due monthly. The balance of the principal amount will be due March 2018. During the three months ended March 31, 2015, the Company made payments of principal and interest in the amounts of $13,650 and $3,536, respectively.	$432,250	$445,900

Term loan from Fifth Third Bank in the original amount of $1,000,000; $660,439 of this amount was used to pay a note payable; $339,561 was used for working capital. This loan is secured by first priority perfected security interest in all personal property of the Company, bears interest at the rate of Libor plus 4.75%, with monthly principal payments of $55,556 plus accrued interest. The note is due May 26, 2015. During the three months ended March 31, 2015, the Company made payments of principal and interest in the amounts of $166,667 and $2,801, respectively.	111,111	277,778

A total of 18 convertible notes payable (the “Convertible Notes Payable”). Certain of the Convertible Notes Payable contain cross default provisions, and are secured by subordinated interest in a majority of the Company’s assets. The Convertible Notes Payable bear interest at the rate of 1.9% per annum; principal and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share; however, the interest may be paid in cash by the Company and certain limited amounts of principle may also be prepaid in cash. Effective May 13, 2014, the due date of these notes was extended from May 15, 2014 to December 31, 2015, and in March 2015 the notes were further extended to January 1, 2016. A discount to the notes in the aggregate amount of $732,565 was recorded to recognize the value of the beneficial conversion feature embedded in the extension of the term of the notes. During the three months ended March 31, 2015, $99,157 of this discount was charged to operations. During the three months ended March 31, 2015, the Company accrued interest in the amount of $3,068 on these notes.
	647,565	647,565

Secured vehicle leases payable at an effective interest rate of 9.96% for purchase of truck, payable in monthly installments (including principal and interest) of $614 through January 2015. During the three months ended March 31, 2015, the Company made payments in the aggregate amount of $614 on this lease, consisting of $609 of principal and $5 of interest. The lease was paid on full in January, 2015.	-	609

Twenty-nine convertible notes payable in the amount of $4,500 each to Sam Klepfish, the Company’s CEO and a related party, dated the first of the month beginning on November 1, 2006, issued pursuant to the Company’s then employment agreement with Mr. Klepfish, which provided that the amount of $4,500 in salary is accrued each month to a note payable. These notes are unsecured and may not be prepaid without Mr. Klepfish’s consent. These notes bear interest at the rate of 8% per annum and have no due date. As of July 1, 2014, the notes bear an interest rate of 1.9% and as of November 17, 2014 the interest rate was reduced to 0%. These notes and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. During the three months ended March 31, 2015, the Company accrued interest in the amount of $0 on these notes.
	110,500	110,500

Promissory note in the amount of $200,000 bearing interest at the rate of 1% per annum. Principal in the amount of $100,000 is due June 30, 2015; principal in the amount of $100,000 is due June 30, 2016. The note is convertible into shares of the Company’s common stock at the conversion price of $1.54 per share. During the three months ended March 31, 2015, the Company accrued interest in the amount of $500 on this note.	200,000	200,000

	March 31, 2015	December 31, 2014
Four notes payable to shareholders in the aggregate amount of $1,500,000. These notes are unsecured, currently bear no interest, and mature on August 15, 2017. In the event the notes are not paid when due, amounts not paid under the notes shall bear interest at a rate of 21% per annum until paid in full.	$1,500,000	$1,500,000

Two notes payable to shareholders in the aggregate amount of $699,970. These notes are unsecured, and bear interest at the rate of 4% per annum. These notes are due on August 17, 2017. In the event the notes are not paid when due, amounts not paid under the notes shall bear interest at a rate of 21% per annum until paid in full. During the three months ended March 31, 2015, the Company accrued interest in the amount of $7,000 on these notes.	699,970	699,970

Note payable in monthly installments, including interest at the rate of 2% over prime (5.25% as of March 31, 2015), due October 1, 2019, and secured by all assets of The Fresh Diet, the life insurance policies maintained on two of the shareholders of the Company, and personally guaranteed by these shareholders. During the three months ended March 31, 2015, principal payments in the aggregate amount of $5,582 were made on this note, and interest expense in the amount of $1,581 was recorded.	118,344	123,926

The Company has a $75,000 line of credit which bears monthly interest at the variable interest rate of 2% over prime rate. The line of credit is overdue. The line of credit is secured by all corporate assets of The Fresh Diet and by a condominium owned by one of the former shareholders of The Fresh Diet. During the three months ended March 31, 2015, interest in the amount of $984 was recorded on this line of credit.	75,000	75,000

Note payable in monthly installments, including interest at the rate of 1.75% over prime adjusted quarterly (5% as of March 31, 2015), due on December 20, 2017, and secured by all assets of The Fresh Diet and personally guaranteed by the spouse of one of its officers. During the three months ended March 31, 2015, principal payments in the aggregate amount of $23,926 were made on this note, and interest expense in the amount of $3,806 was recorded.	292,411	316,337

Note payable issued for acquisition of Diet at Your Doorstep's customer lists due on May 1, 2015, and with quarterly payments in the form of 10% of revenue attributed to sales to customers who transition to The Fresh Diet's meal plans. Total payments are capped at $40,000. During the three months ended March 31, 2015, payments in the amount of $0 were made on this loan.	17,935	17,935

Unsecured note payable for purchase of website domain bearing 0% interest rate and due on November 20, 2017, with monthly payments of $1,065. During the three months ended March 31, 2015, principal payments in the amount of $3,195 were made on this loan.	25,550	28,745

Capital lease obligations under a master lease agreement for vehicles payable in monthly installments, including interest rate ranging from 2.32% to 7.5%, due on various dates through December 1, 2015, and collateralized by the vehicles. During the three months ended March 31, 2015, principal payments in the aggregate amount of $59,458 were made on these capital leases, and interest expense in the amount of $4,709 was recorded.	166,939	226,397

Secured vehicle lease payable at an effective interest rate of 8.26% for purchase of a truck payable in monthly installments (including principal and interest) of $519 through June 2015. During the three months ended March 31, 2015, the Company made payments in the aggregate amount of $1,558 on this lease, consisting of $1,505 of principal and $52 of interest.	1,537	3,042

Total	$4,399,112	$4,673,704

Less: Discount	(297,521)	(396,678)

Net	$4,101,591	$4,277,026

	March 31, 2015	December 31, 2014
Current maturities, net of discount	$1,369,060	$825,311
Long-term portion, net of discount	2,732,531	3,451,715
Total	$4,101,591	$4,277,026

	For the Three Months Ended March 31,
	2015	2014
Discount on Notes Payable amortized to interest expense:	$99,157	$260,035

At March 31, 2015 and December 31, 2014, the Company had unamortized discounts to notes payable in the aggregate amount of $297,521  and $396,678, respectively.

Beneficial Conversion Features

The Company calculates the fair value of any beneficial conversion features embedded in its convertible notes via the Black-Scholes valuation method. The Company also calculates the fair value of any detachable warrants offered with its convertible notes via the Black-Scholes valuation method.  The instruments were considered discounts to the notes, to the extent the aggregate value of the warrants and conversion features did not exceed the face value of the notes. These discounts were amortized to interest expense via the effective interest method over the term of the notes.  The Company did not issue any debt with beneficial conversion features during the three months ended March 31, 2015 or March 31, 2014.

13.  RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2015:

During the three months ended March 31, 2015, the Company extended the expiration date to December 31, 2015 of certain options to purchase a total of 277,500 shares of the Company’s common stock which were held by board members and key employees.  The Company valued the options at the extended due dates using the Black-Scholes valuation model, and charged the amount of $146 to operations during the period ended March 31, 2015. (See note 15).

At March 31, 2015, the Company has loans receivable outstanding in the aggregate amount of $426,342 from four individuals who were previously owners of The Fresh Diet. The Company also has a loan receivable in the amount of $34,899 from a previously related entity.

For the three months ended March 31, 2014:

The Company purchased 85,950 shares of its common stock from Michael Ferrone, an individual owning greater than 5% of the outstanding shares of the Company. The purchase price was $60,000 or $0.698 per share. These shares were returned to the Company treasury.

14.  COMMITMENT AND CONTINGENT LIABILITIES

Pursuant to the OFB acquisition, the Company is contingently liable for certain performance-based payments over the twenty-four months following the acquisition date. The Company believes it is likely that these payments will be made, and accordingly recorded the entire amount of $225,000 as a contingent liability on its balance sheet at acquisition. During the three months ended March 31, 2015, payments in the aggregate amount of $26,250 have been made under this contingent liability; at March 31, 2015, the balance of the contingent liability is $146,250  related to the OFB acquisition.

The Company has recorded a contingent liability of $400,000 representing the estimated potential amounts payable pursuant to certain litigation discussed below.

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On June 1, 2012, nine persons, on behalf of themselves and others similarly situated, filed a Collective and Class Action Complaint in the New York Federal District Court, Southern District, against Late Night Express Courier Services, Inc. (FL) (“LNE”) and The Fresh Diet Inc. (“The Fresh Diet”) and certain individuals entitled Hernandez, et al. v. The Fresh Diet Inc., et al., Case No. 12 CV 4339.  On or about October 26, 2012, Plaintiffs filed an Amended Complaint (“Complaint”) adding additional individual Defendants.  The Complaint seeks to recover alleged unpaid overtime wages on behalf of drivers for LNE who delivered meals to The Fresh Diet customers in the tri-state area.  In an opinion dated September 29, 2014 (“Opinion”), the District Court Judge denied the Plaintiffs’ motion for Summary Judgment which sought a holding that all the Plaintiffs were employees of Defendants, as was Defendants’ cross-motion for Summary Judgment seeking a holding that Plaintiffs were independent contractors, the Court finding that there were questions of fact that could not be resolved on motions.  In addition, the Plaintiffs’ motion to certify a class of 109 drivers was denied.  In the same Opinion, Defendants’ motion to decertify the case from 29 potential opt-in Plaintiffs down to the 9 named Plaintiffs was granted, and the possible claims of the remaining 20 were dismissed without prejudice.   On or about February 24, 2015, a second action was filed in the New York Federal District Court, Southern District, on behalf of 6 (of the 20) additional driver-Plaintiffs entitled Hernandez, et al. v. The Fresh Diet Inc., et al. 15 CV 1338, containing essentially the same allegations, and adding the Company as a party defendant because of its acquisition of LNE.  In addition, two of the Plaintiffs from the Complaint also joined the second lawsuit asserting claims for retaliation.  The two cases were assigned to the same Federal Judge (since they are related), but were not consolidated for discovery or trial.  Prior to the second action and on January 21, 2015, the parties appeared before Federal Magistrate Judge Cott for mediation.  The Magistrate Judge did not succeed in settling the case.  On March 17, 2015, the Federal Judge stayed both cases, and referred both of them to the Court’s mediation program for further mediation within 60 days.  The Company believes that mediation may lead to a global settlement with all existing Plaintiffs.  With respect to the second instituted litigation, inasmuch as the litigation is in its early phase and discovery has not commenced it is too speculative to predict an outcome.  However, we believe we will have available to us many of the same defenses as in the first litigation and therefore do not believe that our exposure, if any at all, will likely exceed the amount of the first litigation, even if additional persons file claims.  Accordingly, given the uncertainty of both of these cases and given the additional Plaintiffs in the second action, the Company has recorded a contingent liability of $400,000 representing the estimated potential amounts payable in the litigations, even though it is possible that the amount of liability or settlement may actually be less than the reserved amount.

On September 3, 2014 the Company’s subsidiary was served a complaint by Monolith Ventures, Ltd., in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida (the “Monolith Complaint”). The Monolith Complaint, which was brought by a shareholder of less than 24% of the outstanding shares of The Fresh Diet sought to attack the registrant’s then recently concluded acquisition of The Fresh Diet which was approved by a majority of The Fresh Diet shareholders.  The action has been settled and the lawsuit discontinued with the exchange of general releases. On March 6, 2015 we completed the settlement of this action by purchasing plaintiff’s shares of the Company for an aggregate price of $3 million (equal to a below market price of $0.9646 per share) and the lawsuit was discontinued with the exchange of general releases.

15. EQUITY

Common Stock

At March 31, 2015 and December 31, 2014, a total of 700,663 shares are deemed issued but not outstanding by the Company.

Three months ended March 31, 2015:

The Company sold 3,178,420 shares of common stock at a price of $0.9646 per share and an additional 943,829 shares at a price of $1.30 per share  in a private placement for net cash proceeds of $4,288,596.

The Company paid $3,000,000 cash  for the purpose of acquiring, in a block sale, the shares of Monolith Ventures Ltd, a former shareholder of The Fresh Diet, who agreed to sell its position of 3,110,063 shares at a price of $0.9646 per share. The Company cancelled these 3,110,063 shares during the three months ended March 31, 2015.

The Company issued 727,272 shares of common stock pursuant to the exercise of warrants for cash of $400,000.

The Company issued 40,000 shares of common stock pursuant to the exercise of stock options for cash of $15,200.

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

Warrants

The following table summarizes the significant terms of warrants outstanding at March 31, 2015. These warrants may be settled in cash and, unless the underlying shares are registered, via cashless conversion, into shares of the Company’s common stock at the request of the warrant holder. These warrants were granted as part of a financing agreement:

		Weighted	Weighted		Weighted
		average	average		average
Range of	Number of	remaining	exercise		exercise
exercise	warrants	contractual	price of	Number of	price of
Prices	Outstanding	life (years)	outstanding Warrants	warrants Exercisable	exercisable Warrants
$0.010	700,000	5.13	$0.010	700,000	$0.010

$0.250	94,783	0.84	$0.250	94,783	$0.250

$0.550	448,011	1.84	$0.550	448,011	$0.550

$0.575	2,828,405	1.84	$0.575	2,828,405	$0.575
	4,071,199	2.39	$0.468	4,071,199	$0.468

Transactions involving warrants are summarized as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Warrants outstanding at December 31, 2014	4,798,469	$0.480

Granted	-	-
Exercised	(727,270)	0.550
Cancelled / Expired	-	-

Warrants outstanding at March 31, 2015	4,071,199	$0.468

During the three months ended March 31, 2015, warrants to purchase a total of 727,270 shares of common stock at a price of $0.55 were exercised for a total of $400,000.  There were no warrants issued during the period.

Options

The following table summarizes the changes outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.350	1,200,000	2.43	$0.350	1,200,000	$0.350

$0.380	92,500	0.75	$0.380	92,500	$0.380

$0.400	275,000	1.76	$0.400	150,000	$0.400

$0.450	132,500	0.60	$0.450	132,500	$0.450

$0.474	132,500	0.68	$0.474	132,500	$0.474

$0.480	132,500	0.75	$0.480	132,500	$0.480

$0.570	225,000	2.76	$0.570	225,000	$0.570

$1.310	75,000	3.43	$1.310	12,500	$1.310

$1.440	15,000	1.59	$1.440	15,000	$1.440

$1.460	100,000	3.25	$1.460	100,000	$1.460

$1.600	310,000	2.76	$1.600	310,000	$1.600

$1.900	15,000	2.59	$1.900	15,000	$1.900

$2.000	500,000	1.92	$2.000	500,000	$2.000
	3,205,000	2.13	$0.833	3,017,500	$0.841

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2014	3,245,000	$0.822

Granted	-	$-
Exercised	(40,000)	0.350
Cancelled / Expired	-	$-

Options outstanding at March 31, 2015	3,205,000	$0.833

Aggregate intrinsic value of options outstanding and exercisable at March 31, 2015 and 2014 was $2,450,745 and $2,377,370, respectively.  Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $1.58 and $1.70 as of March 31, 2015 and 2014, respectively, and the exercise price multiplied by the number of options outstanding.

During the three months ended March 31, 2015, the Company extended the expiration date of certain options to purchase a total of 277,500 shares of the Company’s common stock which were held by board members and key employees. The expiration dates of options to purchase 92,500 shares of common stock at a price of $0.38 per share were extended from March 31, 2015 to December 31, 2015; the expiration dates of options to purchase 92,500 shares of common stock at a price of $0.45 per share were extended from June 30, 2015 to December 31, 2015; and the expiration dates of options to purchase 92,500 shares of common stock at a price of $0.474 per share were extended from September 30, 2015 to December 31, 2015.  The Company valued the options at the extended due dates using the Black-Scholes valuation model, and charged the amount of $146 to  operations during the period ended March 31, 2015.

During the three months ended March 31, 2015 and 2014, the Company charged a total of $69,206 and $8,713, respectively, to operations related to recognized stock-based compensation expense for employee stock options.

Accounting for warrants and stock options

The Company valued warrants and options using the Black-Scholes valuation model utilizing the following variables:

	March 31,	March 31,
	2015	2014
Volatility	49.18%	189.28%
Dividends	$-	$-
Risk-free interest rates	0.14%	0.37%
Term (years)	0.17 – .92	4.00

Restricted Stock Units (“RSUs”)

Company has issued restricted stock units (“RSUs”) for the potential issuance of shares of the Company’s common stock for the purpose of aligning executives and employees of the Company and  for the purpose of compensation for serving as members of the Board of Directors of the Company and for the purposes of retaining qualified personnel at compensation levels that otherwise would not be available should the company have been required to pay certain salaries in cash only. Certain of the RSUs were issued to employees of The Fresh Diet (“Employee RSUs”) and certain RSUs were issued to the executive officers of the Company (“Executive RSUs”) and certain RSUs were issued to members of the board of directors of the Company (“Board RSUs”). With respect to the Executive RSUs, effective November 17, 2014, each of the Company’s executive officers were awarded RSUs which vest according the following schedule, provided the performance conditions are met: 150,000 RSUs vest on each of July 1 and December 31, 2015; 300,000 RSUs vest on December 31, 2016 and 400,000 RSUs vest on July 1, 2017. On August 7, 2014, the Company’s Board of Directors approved the amendment of the employment agreements, effective as of August 13, 2014, of each of the Company’s President and CEO, providing for (i) an award to the President of 75,000 RSUs which vested on January 1, 2015 and 75,000 RSUs which vest on May 1, 2016; and (ii) an award to the CEO of 125,000 RSUs which vest if the 30 day average closing price of the Company’s common stock is $2.00 or above and there is a 50,000 average daily volume or if there is a 50,000 average daily volume for 14 straight  trading days; and (iii) an award to the CEO of 175,000 RSUs which vest if the 30 day average closing price of the Company’s common stock is $3.00 or above and there is a 50,000 average daily volume for 14 straight trading days

The Employee RSUs issued to certain nonexecutive employees of the Company were issued either partially in lieu of salary, future bonuses or a combination of both bonus and salary. The Employee RSUs vest according to the following schedule: On July 1, 2015 600,000 shares will vest and on December 31, 2015 an additional 600,000 shares will vest. On December 31 2016 an additional 1.2 million shares will vest and an additional 1.6 million shares will vest on July 1, 2017. Vesting is contingent on being an employee of the Company at the time of vesting. In addition, there are restrictions on the sale of such vested stock including aggregate volume restrictions and no Employee RSU shares can be sold below $2.50 per share. In addition, up to an additional 25,000 shares will vest on a monthly basis. Vesting is contingent on continued employment at the time of vesting and the Company stock price closing above $2.50 per share for 20 straight days. In addition there are restrictions on the sale of such vested stock including aggregate volume restrictions and no shares can be sold below $2.50 per share

The Company estimated that the stock-price goals of the Company’s stock price closing above $2.50 per share for 20 straight days have a 90% likelihood of achievement, and these RSUs were valued at 90% of their face value. The Company estimated that the revenue targets had a 100% likelihood of achievement, and these RSUs were valued at 100% of their face value.  We recognized stock-based compensation expense of in a straight-line manner over the vesting period of the RSUs. This resulted in stock-based compensation expense of $690,397 related to recognition of RSUs during the three months ended March 31, 2015.

16. NONCONTROLLING INTEREST

The carrying value and ending balance of the noncontrolling interest at March 31, 2015 was calculated as follows:

Balance of noncontrolling interest at December 31, 2014	$1,184
Loss attributable to noncontrolling interest for the three months ended March 31, 2015	(1,544)
Ending balance of noncontrolling interest at March 31, 2015	$(360)

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

Certain information contained in this discussion and elsewhere in this report may include "forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Private Securities Litigation Reform Act will not apply to certain  "forward looking statements” because we issued "penny stock" (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3(a)(51-1) under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on our behalf.  For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may",  "will", "expect", "believe",  "explore",  "consider",  "anticipate",  "intend", "could", "estimate",  "plan", "propose" or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

●	Our ability to raise capital necessary to sustain our anticipated operations and implement our business plan,

●	Our ability to implement our business plan,

●	Our ability to generate sufficient cash to pay our lenders and other creditors,

●	Our ability to integrate the operations of our acquired businesses,

●	Our dependence on one major customer,

●	Our ability to employ and retain qualified management and employees,

●	Our dependence on the efforts and abilities of our current employees and executive officers,

●	Changes in government regulations that are applicable to our current or anticipated business,

●	Changes in the demand for our services,

●	The degree and nature of our competition,

●	The lack of diversification of our business plan,

●	The general volatility of the capital markets and the establishment of a market for our shares, and

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

Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $35,662 for doubtful accounts receivable at March 31, 2015, and $64,443  at March 31, 2014. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

Background

We were initially formed in June 1979 as Alpha Solarco Inc., a Colorado corporation. From June 1979 through February 2003, we were either inactive or involved in discontinued business ventures. We changed our name to Fiber Application Systems Technology, Ltd in February 2003. In January 2004, we changed our state of incorporation by merging into Innovative Food Holdings, Inc. (IVFH), a Florida corporation formed for that purpose. As a result of the merger, we changed our name to  Innovative Food Holdings, Inc. In January 2004, we also acquired Food Innovations, Inc. (“FII” or “Food Innovations”), a Delaware corporation, for 500,000 shares of our common stock.

On May 18, 2012, the Company executed a Stock Purchase Agreement to acquire all of the issued and outstanding shares of Artisan Specialty Foods, Inc. from its owner, Mr. David Vohaska.  The purchase price was $1.2 million, with up to another $300,000 (with a fair value of $131,000) payable in the event certain financial milestones are met over the next one or two years.  Those milestones have been met. The purchase price was primarily financed via a loan from Alpha Capital in the principal amount of $1,200,000. The loan was repaid in November 2013 via the issuance of a loan from Fifth Third Bank.  Prior to the acquisition, Artisan was a supplier and had sold products to the Company.

Pursuant to an asset purchase agreement, effective November 2, 2012, the Company purchased the outstanding assets of The Haley Group, LLC. Pursuant to a purchase agreement, effective June 30, 2014, the Company purchased 100% of the membership interest of Organic Food Brokers, LLC.

On August 15, 2014, pursuant to a merger agreement, the Company acquired The Fresh Diet, Inc. (“FD”) through a reverse triangular merger as the registrant created a subsidiary corporation that merged with and into FD with FD being the surviving corporation and becoming a wholly-owned subsidiary of the Company.  The purchase price consisted of 10,000,000 shares of the Company’s common stock valued at $14,000,000.  During the three months ended March 31, 2015, the company cancelled 3,110,063 of these shares with a value of $4,354,088 in exchange for a cash payment of $3,000,000 to former Fresh Diet  shareholders. At the time of acquisition, the majority of FD’s current liabilities consisted of approximately $3.8 million of deferred revenues and approximately $2.1 million in short term commercial loans and there were additional ordinary course of business expenses such as trade payables, payroll and sales taxes which vary from month to month. In addition, it had some long term obligations the bulk of which consist of interest free loans from FD’s former shareholders in the amount of approximately $2.2 million which are not due for three years.  Prior to the merger FD had purchased an immaterial amount of product from the Company.  FD operates as an independent subsidiary subject to oversight of its board of directors and the Company’s President and CEO.

Transactions With a Major Customer

Transactions with a major customer and related economic dependence information is set forth immediately below and above in Note 2 to the Condensed Consolidated Financial Statements and also in our Annual Report on Form 10-K for the year ended December 31, 2014 (1) following our discussion of Liquidity and Capital Resources, (2) Concentrations of Credit Risk in Note 2 to the Condensed Consolidated Financial Statements, and (3) as the fourth item under Risk Factors.

Relationship with U.S. Foods

The Company’s largest customer, US Foods, Inc. and its affiliates, accounted for approximately 42.5% and 76.5% of total sales in the three months ended March 31, 2015 and 2014, respectively.  A contract between our subsidiary, Food Innovations, Inc. and USF entered an optional renewal period in December 2012 but was automatically extended for an additional 12 months in each of January 1, 2013 and 2014.  On January 26, 2015 we executed a Vendor Program Agreement between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods, Inc.  The term of the Agreement is from January 1, 2015 through December 31, 2016 and provides for up to three (3) automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew.

RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the three months ended March 31, 2015 and 2014.

This discussion may contain forward looking-statements that involve risks and uncertainties. Our future results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenue

Revenue increased by $5,628,351 or approximately 101.4% to $11,181,817 for the three months ended March 31, 2015 from $5,553,466 in the prior year.  Approximately $4,604,969 of the increase was attributable to revenue associated with The Fresh Diet, Inc. which the Company acquired effective August 15, 2014, and approximately $1,023,382 of the increase was due to organic growth of the Company.  In addition, as a result of the acquisition, pursuant to GAAP accounting rules governing the fair value of deferred revenue in an acquisition, the Company’s gross sales were reduced in the amount of $361,227 due to the amortization of the discount on acquired deferred revenue.

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

Cost of goods sold

Our cost of goods sold for the three months ended March 31, 2015 was $8,185,305, an increase of $4,455,450 or approximately 119.5% compared to cost of goods sold of $3,729,855  for the three months ended March 31, 2014. The increase was primarily attributable to costs associated with The Fresh Diet, which the Company acquired effective August 15, 2014 and to an increase in organic revenues. Cost of goods sold is made up of the following expenses for the three months ended March 31, 2015: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $3,433,903; and kitchen operating expenses including payroll, rents, depreciation, and preparation; shipping and delivery expenses including payroll and handling; and purchase allowance expenses in the amount of $4,751,402.  Total gross margin was approximately 26.8% of sales in 2015, compared to approximately 32.8% of sales in 2014. The decrease in gross margins for 2015 are primarily attributable to the operations of The Fresh Diet which we acquired on August 15, 2014. The operations of The Fresh Diet also included a non-cash operational charge associated with the valuation of deferred revenues which had the effect of lowering Fresh Diet’s gross margin.

In 2015, we continued to price our products in order to gain market share and increase the number of our end users. We were successful in both increasing sales and increasing market share.  We currently expect, if market conditions and our product revenue mix remain constant, that our cost of goods sold will either remain stable or possibly improve slightly.

Selling, general and administrative expenses

Selling, general, and administrative expenses increased by $3,513,285 or approximately 256.8% to $4,881,396 during the three months ended March 31, 2015 compared to $1,368,111 for the three months ended March 31, 2014. The increase in selling, general, and administrative expenses was primarily due to costs associated with The Fresh Diet, which the Company acquired effective August 15, 2014.

Other Income

Other income was $0 during the three months ended March 31, 2015 compared to $20,000 for the three months ended March 31, 2014, which was due to the adjustment of the contingent liability due to The Haley Group, LLC pursuant to the terms of the Haley acquisition.

Interest expense

Interest expense, net of interest income, decreased by $155,024 or approximately 54.1% to $131,770  during the three months ended March 31, 2015, compared to $286,794 during the three months ended March 31, 2014.  Approximately 24.7% or $32,163 of the interest expense was accrued or paid interest on the company’s notes payable; approximately 75.3% or $99,157 of the interest was a non-cash GAAP accounting charge associated with the amortization of the discounts on the Company’s notes payable.

Net Income attributable to variable interest entities

During the three months ended March 31, 2015, the Company recognized income of $1,544 from a variable interest entity acquired as part of the acquisition of The Fresh Diet during the current period.  There was no such income or loss in the comparable period of the prior year.

Net (Loss) Income attributable to Innovative Food Holdings, Inc.

For the reasons above, the Company had a net loss for the three months ended March 31, 2015 of $2,015,110 which is an increase of $2,203,816 or approximately 1,167% compared to a net income of $188,706 during the three months ended March 31, 2014, although approximately  60.5%, of such loss was due to non-cash GAAP accounting charges including the amortization of the discount on deferred revenues acquired, non-cash compensation expense and amortization of discounted notes.

Liquidity and Capital Resources

As of March 31, 2015, the Company had current assets of $6,954,080 consisting of cash and cash equivalents of $3,211,491; trade accounts receivable of $1,304,12; inventory of $1,172,482; other current assets of $804,745; and amount due from related parties of $461,241.  Also at March 31, 2015, the Company had current liabilities of $13,398,814,  consisting of deferred revenue of $4,777,092; accounts payable and accrued liabilities of $4,944,665 (of which $462,045 was payable to related parties); accrued interest of $692,547 (of which $85,945 was payable to related parties); current portion of notes payable, net of discounts, of $1,258,560; contingent liabilities of $546,250; and current portion of notes payable – related parties of $110,500.  In addition, current liabilities included a deferred tax liability of $1,069,200, which is related to intangible assets acquired in The Fresh Diet transaction.  The deferred tax liability  may be adjusted based on the value of assets but does not affect the Company’s current profitability or current cash obligations.

During the three months ended March 31, 2015, the Company used  cash from operating activities in the amount of $950,838.    This consisted of the Company’s net loss of $(2,016,654)  offset by non-cash charges for the amortization of discount on notes payable of $99,157; depreciation and amortization of $295,742; and stock based compensation in the amount of $759,603.   The Company’s cash position also increased by $88,686  as a result of changes in the components of current assets and current liabilities.

The Company had cash used in  investing activities of $3,018,530 for the three months ended March 31, 2015, which consisted of $3,000,000 cash paid to re-acquire shares originally issued in The Fresh Diet acquisition, and $18,530 for the purchase of property and equipment.

The Company had cash generated by financing activities of $4,068,333 for the three months ended March 31, 2015, which consisted of $4,288,596 from the sale of common stock and $415,200 from the exercise of warrants, offset by $360,870 of payments (net of borrowings) on revolving credit facilities; and principal payments on notes payable and capital leases of $274,592 (including $166,667 on the Fifth Third Bank Term Loan).

The Company had net working capital deficit of $6,444,734 as of March 31, 2015.  We have generated positive cash flow from operations during the years ended December 31, 2014 and 2013. In addition, the Company’s auditors previously removed the going concern qualification to the audit opinion on the Company’s financial statements for the year ended December 31, 2012.  The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines.  Currently, we do not have any material long-term obligations other than those described in Note 12 to the financial statements included in this report. As we seek to increase our sales of new items and enter new markets, acquire new businesses as well as identify new and other consumer and food service oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

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

2015 Plans

During 2015, in addition to our efforts to increase sales in our existing foodservice operations we plan to attempt to expand our business by expanding our focus to additional specialty foods markets in both the consumer and foodservice sector, exploring potential acquisition opportunities and continuing to extend our focus from a mainly wholesale foodservice business directed towards chefs to expanding sales and market opportunities  in the direct to consumer specialty food market through the growth of The Fresh Diet’s existing sales channels and through a variety of direct to consumer sales channel relationships which are currently being explored. In addition we are currently exploring the introduction of a variety of new product categories and new product lines, to leverage our existing foodservice and consumer customer base.

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

RISK FACTORS

The Company’s business and success is subject to numerous risk factors as detailed in its Annual Report on Form 10-K for the year ended December 31, 2014 which is available at no cost at www.sec.gov.

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

On June 1, 2012, nine persons, on behalf of themselves and others similarly situated, filed a Collective and Class Action Complaint in the New York Federal District Court, Southern District, against Late Night Express Courier Services, Inc. (FL) (“LNE”) and The Fresh Diet Inc. (“The Fresh Diet”) and certain individuals entitled Hernandez, et al. v. The Fresh Diet Inc., et al., Case No. 12 CV 4339.  On or about October 26, 2012, Plaintiffs filed an Amended Complaint (“Complaint”) adding additional individual Defendants.  The Complaint seeks to recover alleged unpaid overtime wages on behalf of drivers for LNE who delivered meals to The Fresh Diet customers in the tri-state area.  In an opinion dated September 29, 2014 (“Opinion”), the District Court Judge denied the Plaintiffs’ motion for Summary Judgment which sought a holding that all the Plaintiffs were employees of Defendants, as was Defendants’ cross-motion for Summary Judgment seeking a holding that Plaintiffs were independent contractors, the Court finding that there were questions of fact that could not be resolved on motions.  In addition, the Plaintiffs’ motion to certify a class of 109 drivers was denied.  In the same Opinion, Defendants’ motion to decertify the case from 29 potential opt-in Plaintiffs down to the 9 named Plaintiffs was granted, and the possible claims of the remaining 20 were dismissed without prejudice.   On or about February 24, 2015, a second action was filed in the New York Federal District Court, Southern District, on behalf of 6 (of the 20) additional driver-Plaintiffs entitled Hernandez, et al. v. The Fresh Diet Inc., et al. 15 CV 1338, containing essentially the same allegations, and adding the Company as a party defendant because of its acquisition of LNE.  In addition, two of the Plaintiffs from the Complaint also joined the second lawsuit asserting claims for retaliation.  The two cases were assigned to the same Federal Judge (since they are related), but were not consolidated for discovery or trial.  Prior to the second action and on January 21, 2015, the parties appeared before Federal Magistrate Judge Cott for mediation.  The Magistrate Judge did not succeed in settling the case.  On March 17, 2015, the Federal Judge stayed both cases, and referred both of them to the Court’s mediation program for further mediation within 60 days.  The Company believes that mediation may lead to a global settlement with all existing Plaintiffs.  With respect to the second instituted litigation, inasmuch as the litigation is in its early phase and discovery has not commenced it is too speculative to predict an outcome.  However, we believe we will have available to us many of the same defenses as in the first litigation and therefore do not believe that our exposure, if any at all, will likely exceed the amount of the first litigation, even if additional persons file claims.  Accordingly, given the uncertainty of both of these cases and given the additional Plaintiffs in the second action, the Company has recorded a contingent liability of $400,000 representing the estimated potential amounts payable in the litigations, even though it is possible that the amount of liability or settlement may actually be less than the reserved amount.

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

SIGNATURE	TITLE	DATE

/s/ Sam Klepfish	Chief Executive Officer	May 11, 2015
Sam Klepfish

/s/ John McDonald	Principal Financial Officer	May 11, 2015
John McDonald