Form 10-Q
period 2015-06-30
INNOVATIVE FOOD HOLDINGS INC
filed 2015-08-12
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended June 30, 2015

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23,353,447 shares of common stock issued and 22,652,784 shares of common stock outstanding as of August 7, 2015.

INNOVATIVE FOOD HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,797,506	$3,112,526
Accounts receivable net	1,466,690	1,242,970
Inventory	1,204,922	1,195,327
Other current assets	617,342	625,495
Due from related parties	461,241	461,130
Total current assets	5,547,701	6,637,448

Property and equipment, net	2,828,833	1,922,044
Investment	204,000	204,000
Intangible assets, net	21,834,887	23,610,549
Total assets	$30,415,421	$32,374,041

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,917,174	$4,096,700
Deferred revenue	4,153,797	4,792,609
Accrued liabilities - related parties	343,891	1,137,692
Accrued interest	610,203	603,034
Accrued interest - related parties	93,023	78,945
Revolving credit facilities	132,704	360,871
Notes payable, current portion, net of discount	1,113,218	714,811
Notes payable - related parties, current portion	110,500	110,500
Deferred tax liability	1,069,200	1,069,200
Contingent liabilities	570,000	572,500
Total current liabilities	12,113,710	13,536,862

Note payable - long term portion, net of discount	1,533,899	1,251,745
Notes payable - related parties, long term portion	2,199,970	2,199,970
Total liabilities	15,847,579	16,988,577

Stockholders' equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 23,353,447 and 21,393,989 shares issued, and 22,652,784 and 20,693,326 shares outstanding at June 30, 2015 and December 31, 2014, respectively	2,336	2,140
Additional paid-in capital	29,087,923	25,937,734
Treasury stock, 486,254 shares outstanding at June 30, 2015 and December 31, 2014	(160,099)	(160,099)
Accumulated deficit	(14,361,958)	(10,395,495)
Total Innovative Food Holdings, Inc. stockholders' equity	14,568,202	15,384,280
Noncontrolling interest in variable interest entity	(360)	1,184
Total stockholder's equity	14,567,842	15,385,464

Total liabilities and stockholders' equity	$30,415,421	$32,374,041

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.
Condensed Consolidated Statements of Operations
(UNAUDITED)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Revenue	$12,532,501	$6,449,027	$23,714,318	$12,002,493
Cost of goods sold	8,770,802	4,464,276	16,956,107	8,194,131
Gross margin	3,761,699	1,984,751	6,758,211	3,808,362

Selling, general and administrative expenses	5,580,890	1,303,106	10,462,286	2,671,217
Total operating expenses	5,580,890	1,303,106	10,462,286	2,671,217

Operating income	(1,819,191)	681,645	(3,704,075)	1,137,145

Other (income) expense:
Interest expense, net	132,162	254,504	263,932	541,298
Other (income)	-	-	-	(20,000)
Total other (income) expense	132,162	254,504	263,932	521,298

Net (loss) income before taxes	$(1,951,353)	427,141	(3,968,007)	615,847

Income tax expense	-	-	-	-

Net (loss) income	$(1,951,353)	$427,141	$(3,968,007)	$615,847

Less net income attributable to noncontrolling interest in variable interest entities	-	-	(1,544)	-

Net (loss) income attributable to Innovative Food Holdings, Inc.	$(1,951,353)	$427,141	$(3,966,463)	$615,847

Net (loss) income per share - basic	$(0.086)	$0.055	$(0.183)	$0.081

Net (loss) income per share - diluted	$(0.086)	$0.033	$(0.183)	$0.047

Weighted average shares outstanding - basic	22,785,765	7,815,537	21,623,103	7,599,348

Weighted average shares outstanding - diluted	22,785,765	19,566,632	21,623,103	13,164,868

 See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	For The Six Months Ended	For The Six Months Ended
	June 30,	June 30,
	2015	2014

Cash flows from operating activities:
Net (loss) income	$(3,968,007)	$615,847

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:

Depreciation and amortization	608,839	133,303
Stock based compensation	2,284,110	72,833
Amortization of discount on notes payable	198,314	492,776
Increase (decrease) in allowance for doubtful accounts	-	(10,595)
Changes in assets and liabilities:
Accounts receivable, net	(223,720)	(366,516)
Deferred revenue	(638,812)	-
Inventory and other current assets, net	(1,442)	(45,350)
Accounts payable and accrued expenses - related party	(329,927)	(294,616)
Accounts payable and accrued expenses	(172,357)	165,060
Contingent liability	(2,500)	(80,881)
Net cash (used in) provided by operating activities	(2,245,502)	681,861

Cash flows from investing activities:

Investments in food related companies	-	(54,000)
Cash paid to re-acquire shares issued in acquisition of The Fresh Diet	(3,000,000)	-
Acquisition of property and equipment	(1,094,054)	(3,519)
Net cash (used in) investing activities	(4,094,054)	(57,519)

Cash flows from financing activities:
Common stock sold for cash	4,288,596	-
Common stock sold for exercise of options and warrants	481,860	-
Purchase of treasury stock for cash	-	(60,000)
Borrowings on revolving credit facilities	1,986,824	-
Payments made on revolving credit facilities	(2,214,991)	-
Borrowing made on debt	980,000
Principal payments on debt	(382,560)	(371,812)
Principal payments capital leases	(115,193)	-
Net cash provided by (used in) financing activities	5,024,536	(431,812)

Decrease (increase) in cash and cash equivalents	(1,315,020)	192,530

Cash and cash equivalents at beginning of period	3,112,526	2,073,605

Cash and cash equivalents at end of period	$1,797,506	$2,266,135

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$44,348	$28,912

Taxes	$-	$-

Non-cash transactions:

Issuance of 804,835 shares of common stock for conversion of notes payable and accrued interest	$-	$201,120

Discount on notes payable due to extension of term	$-	$745,467

 See notes to these unaudited condensed consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Innovative Food Holdings, Inc., and its wholly owned subsidiaries, some of which are non-operating, Artisan Specialty Foods, Inc. (“Artisan”), Food Innovations, Inc. (“Food Innovations” or “FII”), Food New Media Group, Inc. (“FNM”), Organic Food Brokers, Inc. (“OFB”), Gourmet Food Service Group, Inc. (“GFG”), Gourmet Foodservice Warehouse, Inc., Gourmeting, Inc., The Fresh Diet, Inc. (“The Fresh Diet” or “FD”), The Haley Group, Inc. (“Haley”), 4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.), (“Gourmet” and collectively with IVFH and the other subsidiaries, the “Company” or “IVFH”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All material intercompany transactions have been eliminated upon consolidation of these entities.

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes as contained in Form 10-K for the year ended December 31, 2014. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results of operations to be expected for the full year. The results of The Fresh Diet have been included since its acquisition on August 15, 2014.

Consolidation of Variable Interest Entity

The Company consolidates the financial statements of a variable interest entity (“VIE”) in which it is the primary beneficiary. In determining whether the Company is the primary beneficiary of a variable interest entity, consideration is given to a number of factors, including the ability to direct the activities that most significantly affect the entity’s economic success as well as the Company’s exposure to absorb the losses and obligations of such entities. Late Night Express Courier Service, Inc., an independent company providing delivery services to The Fresh Diet customers, was determined to be a VIE that was required to be consolidated under Accounting Standards Codification (“ASC”) 810, Consolidation, as set forth by the Financial Accounting Standards Board (“FASB”) and accordingly, was included in the accompanying unaudited condensed consolidated financial statements as of and for the period ended June 30, 2015. All material inter-company transactions and balances of the Company’s wholly owned subsidiaries and VIE have been eliminated in consolidation.

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

Advertising Costs

The Company’s policy is to report advertising costs as expenses in the periods in which the costs are incurred. The total amounts charged to advertising expense were approximately $304,823 and $3,237, respectively, for the three months ended June 30, 2015 and 2014. The total amounts charged to advertising expense were approximately $799,475 and $15,051, respectively, for the six months ended June 30, 2015 and 2014.

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

Dilutive shares at June 30, 2015:

At June 30, 2015, the Company had outstanding convertible notes payable in the aggregate principal amount of $758,065 with accrued interest of $662,653 convertible at the rate of $0.25 per share into an aggregate of 5,682,872 shares of common stock, and a convertible note payable in the amount of $200,000 convertible at the rate of $1.54 per share into 129,871 shares of common stock.

Also at June 30, 2015, the Company had outstanding warrants for holders to purchase the following additional shares: 2,828,405 shares at a price of $0.575 per share; 448,011 shares at a price of $0.55 per share; 94,783 shares at a price of $0.25 per share; and 700,000 shares at a price of $0.01 per share.

Also at June 30, 2015, the Company had outstanding options for holders to purchase the following additional shares: 30,000 shares at a price of $3.40 per share; 20,000 shares at a price of $2.40 per share; 500,000 shares at a price of $2.00 per share; 15,000 shares at a price of $1.90 per share; 310,000 shares at a price of $1.60 per share; 15,000 shares at a price of $1.50 per share; 100,000 shares at a price of $1.46 per share; 15,000 shares at a price of $1.44 per share; 75,000 shares at a price of $1.31 per share; 225,000 shares at a price of $0.57 per share; 92,500 shares at a price of $0.48 per share; 92,500 shares at a price of $0.474 per share; 92,500 shares at a price of $0.45 per share; 275,000 shares at a price of $0.40 per share; 92,500 shares at a price of $0.38 per share; and 1,170,000  shares at a price of $0.35 per share.

Also at June 30, 2015, the Company has issued restricted stock units (“RSUs”) for the potential issuance of shares of the Company’s common stock for the purpose of aligning executives and employees of the Company and  for the purpose of compensation for serving as members of the Board of Directors of the Company and for the purposes of retaining qualified personnel at compensation levels that otherwise would not be available should the company have been required to pay certain salaries in cash only. Certain of the RSUs were issued to employees of The Fresh Diet (“Employee RSUs”) and certain RSUs were issued to the executive officers of the Company (“Executive RSUs”) and certain RSUs were issued to members of the board of directors of the Company (“Board RSUs”).  With respect to the Executive RSUs,  the Company’s executive officers were awarded an aggregate number of RSUs which vest according to the following schedule, provided the performance conditions are met: 322,466 RSU’s vest on January 1, 2015, 390,000 RSUs vest on  July 1, 2015 and 300,000 RSU’s vest on December 31, 2015; 75,000 RSU”s vest on May 1, 2016, 90,000 RSU’s vest on July 1, 2016 and 600,000 RSUs vest on December 31, 2016 and 890,000 RSUs vest on July 1, 2017 and 300,000 RSU’s vest solely upon the achievement of performance goals and the continued employment with the Company.   The members of the Company’s Board of Directors were awarded the aggregate number of RSU’s which vest according to the following schedule:  270,000 RSU’s vest on July 1, 2015; 270,000 RSU’s vest on July 1, 2016; and 270,000 RSU’s vest on July 1, 2017.

The Employee RSUs issued to certain nonexecutive employees of the Company were issued either partially in lieu of salary, future bonuses or a combination of both bonus and salary. The Employee RSUs vest according to the following schedule: On July 1, 2015 600,000 will vest and on December 31, 2015 an additional 600,000 shares will vest. On December 31, 2016 an additional 1.2 million shares will vest and an additional 1.6 million shares will vest on July 1, 2017. Vesting is contingent on being an employee of the Company at the time of vesting. In addition, there are restrictions on the sale of such vested stock including aggregate volume restrictions and no Employee RSU shares can be sold below $2.50 per share. In addition, up to an additional 25,000 shares will vest on a monthly basis. Vesting is contingent on employment by the Company at the time of vesting, and the Company stock price closing above $2.50 per share for 20 straight days. In addition, there are restrictions on the sale of such vested stock including aggregate volume restrictions and no shares can be sold below $2.50 per share.

The Company estimated that the stock-price goals of the Company’s stock price closing above $2.50 per share for 20 straight days have a 90% likelihood of achievement, and these RSUs were valued at 90% of their face value. The Company estimated that the revenue targets had a 100% likelihood of achievement, and these RSUs were valued at 100% of their face value.  We recognized stock-based compensation expense of in a straight-line manner over the vesting period of the RSUs. This resulted in stock-based compensation expense of $690,397 and $2,159,050, respectively, related to recognition of RSUs during the three and six months ended June 30, 2015.

Fully-diluted earnings per share was the same as basic earnings per share for the three and six months ended  June 30, 2015 because the effect of the exercise of above instruments would be anti-dilutive.

Dilutive shares at June 30, 2014:

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

During the six months ended June 30 2015, the Company paid the amount of $3,000,000 in cash to certain former shareholders of The Fresh Diet, and cancelled 3,110,063 shares of common stock with a value of $4,354,088; these shares were originally intended to be issued  in the acquisition of The Fresh Diet. This resulted in a decrease in the value of The Fresh Diet acquisition in the net amount of $1,354,088; this amount was credited to goodwill during the six months ended June 30, 2015; see Note 9.

Pro forma results

The following table sets forth the unaudited pro forma results of the Company as if the acquisition of FD had taken place on the first day of the June 30, 2014 three and six months period presented.  These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

Three months ended June 30,
2014
Total revenues	$11,835,304
Net income	135,322
Basic net income per common share	$0.009
Diluted net income per common share	$0.005
Weighted average shares - basic	14,705,474
Weighted average shares - diluted	26,456,569

Six months ended June 30,
2014
Total revenues	$23,514,559
Net income	880,974
Basic net income per common share	$0.061
Diluted net income per common share	$0.044
Weighted average shares - basic	14,489,285
Weighted average shares - diluted	20,054,805

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

The purchase price consisted of (i) One Hundred Thousand ($100,000) Dollars in cash, (ii) a Convertible Promissory Note in the face amount of Two Hundred Thousand ($200,000) Dollars, and (iii) stock options issued by the Company to acquire one hundred thousand (100,000) shares of its common stock over the four year period following the closing date at an exercise price per share of $1.46. The Note is secured by the Company’s grant of a second priority secured interest in the assets of OFB.  In addition, the company is contingently liable for certain performance-based payments over the twenty-four months following the acquisition date. The Company believes it is likely that these payments will be made, and accordingly has recorded the entire amount of $225,000 as a contingent liability on its balance sheet at acquisition. During the three and six months ended June 30, 2015, payments in the aggregate amount of $26,250  and $52,500   have been made under this contingent liability; at June 30, 2015, the balance of the contingent liability was  $120,000.   The entire cost of the acquisition was $596,349, which was allocated to customer list, an intangible asset with a useful life of 60 months. $29,817 and $59,634 of this amount was amortized during the three and six months ended June 30, 2015.

4. ACCOUNTS RECEIVABLE

At June 30, 2015 and December 31, 2014, accounts receivable consists of:

	June 30, 2015	December 31, 2014
Accounts receivable from customers	$1,503,130	$1,272,470
Allowance for doubtful accounts	(36,440)	(29,500)
Accounts receivable, net	$1,466,690	$1,242,970

5. INVENTORY

Inventory consists primarily of specialty food products and operating materials and supplies, principally food trays and bags that are used to package and deliver meals to customers.  At June 30, 2015 and December 31, 2014, inventory consisted of the following:

	June 30, 2015	December 31, 2014
Specialty food products	$947,924	$1,034,786
Operating materials and supplies	256,998	160,541
Total	$1,204,922	$1,195,327

6. OTHER CURRENT ASSETS

At June 30, 2015 and December 31, 2014, Other Current Assets consist of the following:

	June 30,	December 31,
	2015	2014
Prepaid expenses	$416,225	$481,519
Security deposits	153,953	143,976
Note receivable	35,000	-
Employee advances	12,164	-
Total	$617,342	$625,495

7. PROPERTY AND EQUIPMENT

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

On May 14, 2015, the Company purchased a building and property located at 2528 S. 27th Avenue, Broadview, Illinois 60155. The property consists of approximately 1.33 acres of land and approximately 28,711 square feet of combined office and warehouse space. The purchase price of $914,350 was initially financed primarily by a draw-down of $900,000 on the Company’s credit facility with Fifth Third Bank. On May 29, 2015, a permanent financing facility was provided by Fifth Third Bank in the form of a loan in the amount of $980,000. $900,000 of this amount was used to pay the balance of the credit facility; the additional $80,000 will be used for refrigeration and other up-fit expenses at the property. The interest on the loan will be at the LIBOR rate plus 3.0%.  The building will be used for office and warehouse space for the Company’s Artisan subsidiary.

A summary of property and equipment at June 30, 2015 and December 31, 2014, was as follows:

	June 30, 2015	December 31, 2014
Land	$385,523	$177,383
Building	1,326,165	619,955
Computer and Office Equipment	524,207	502,277
Warehouse Equipment	7,733	7,733
Furniture, Fixtures, and Leasehold Improvements	505,997	373,360
Kitchen Equipment	454,987	429,850
Vehicles	503,309	503,309
Total before accumulated depreciation	3,707,921	2,613,867
Less: accumulated depreciation	(879,088)	(691,823)
Total	$2,828,833	$1,922,044

Depreciation and amortization expense for property and equipment amounted to $102,309  and $19,759 for the three months ended June 30, 2015 and 2014, respectively.  Depreciation and amortization expense for property and equipment amounted to $187,265 and $41,363 for the six months ended June 30, 2015 and 2014, respectively.

8. INVESTMENTS

The Company has made investments in certain early stage food related companies which can benefit from various synergies within the Company’s various operating businesses.  As of June 30, 2015 and December 31, 2014, the Company had made investments in three such companies in the aggregate amount of $204,000.  These investments are carried at cost. The Company does not have significant influence over the operations of the investment companies.

9.   INTANGIBLE ASSETS

The Company acquired certain intangible assets pursuant to the acquisition of The Fresh Diet, Artisan and OFB, and the acquisition of certain assets of The Haley Group, LLC (see note 3). The following is the net book value of these assets:

	June 30, 2015
		Accumulated
	Gross	Amortization	Net
Trade Name	$2,121,271	$-	$2,121,271
Non-Compete Agreement	244,000	(183,000)	61,000
Customer Relationships	3,830,994	(943,791)	2,887,203
Goodwill	16,765,413	-	16,765,413
Total	$22,961,678	$(1,126,791)	$21,834,887

	December 31, 2014
		Accumulated
	Gross	Amortization	Net
Trade Name	$2,121,271	$-	$2,121,271
Non-Compete Agreement	244,000	(152,500)	91,500
Customer Relationships	3,830,994	(552,717)	3,278,277
Goodwill	18,119,501	-	18,119,501
Total	$24,315,766	$(705,217)	$23,610,549

Total amortization expense charged to operations for the three months ended June 30, 2015 and 2014 was $210,785 and $45,970, respectively.  Total amortization expense charged to operations for the six months ended June 30, 2015 and 2014 was $421,574 and $91,940, respectively.

The trade names are not considered finite-lived assets, and are not being amortized.  The non-compete agreements are being amortized over a period of 48 months.  The customer relationships acquired in the Artisan, Haley, OFB and The Fresh Diet transactions are being amortized over periods of 60, 36, 60 and 60 months, respectively.

During the six months ended June 30, 2015, the Company paid the amount of $3,000,000 in cash to certain former shareholders of The Fresh Diet, and cancelled 3,110,063 shares of common stock with a value of $4,354,088; these shares were originally intended to be issued in the acquisition of The Fresh Diet. This resulted in a decrease in the value of The Fresh Diet acquisition in the net amount of $1,354,088; this amount was credited to goodwill during the six months ended June 30, 2015.

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

10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Trade payables	$3,288,501	$3,853,374
Accrued payroll and commissions	628,673	243,326
Total accounts payable and accrued liabilities - non-related parties	$3,917,174	$4,096,700

At June 30, 2015 and December 31, 2014, accrued liabilities to related parties of consisted of accrued payroll, accrued bonus, and payroll related benefits.

11. ACCRUED INTEREST

Accrued interest on the Company’s convertible notes payable is convertible at the option of the note holders into the Company’s common stock a price of $0.25 per share.  At June 30, 2015, convertible accrued interest was $664,353 (including $54,150 to a related party), of which $662,353 is convertible into 2,649,412 shares of common stock.  An additional $2,000 of accrued interest is not convertible into common stock. During the three and six months ended June 30, 2015, the Company paid cash for interest in the aggregate amount of $22,303 and $44,348,  respectively.

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

12. REVOLVING CREDIT FACILITIES

	June 30, 2015	December 31, 2014
Business loan of $500,000 from a credit card merchant, with a loan fee of 0.5% and repayment rate of 100% of the sum of charge volume during the loan period, maturing no later than April 19, 2015, renewable annually unless terminated, and secured by the assets of The Fresh Diet. During the six months ended June 30, 2015, net borrowings of principal in the amount of $132,704 were made on this loan.	$132,704	$125,159

Business loan of $1,000,000 from a credit card merchant, with a loan fee of 20% and repayment rate of 12% of the sum of charge volume until all amounts have been paid, and guaranteed by certain shareholders of the Company who were former shareholders of FD. During the six months ended June 30, 2015, net payments of principal in the amount of $235,712 were made on this loan.	-	235,712

Total	$132,704	$360,871

13.  NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

	June 30, 2015	December 31, 2014
Secured mortgage note payable for the acquisition of land and building in Bonita Springs, Florida in the amount of $546,000. Principal payments of $4,550 and interest at the rate of Libor plus 3% are due monthly. The balance of the principal amount will be due February 28, 2018. During the three months ended June 30, 2015, the Company made payments of principal and interest in the amounts of $13,650 and $3,502, respectively. During the six months ended June 30, 2015, the Company made payments of principal and interest in the amounts of $27,300 and $7,038, respectively.	$418,600	$445,900

Term loan from Fifth Third Bank in the original amount of $1,000,000; $660,439 of this amount was used to pay a note payable; $339,561 was used for working capital. This loan is secured by first priority perfected security interest in all personal property of the Company, bears interest at the rate of Libor plus 4.75%, with monthly principal payments of $55,556 plus accrued interest. The note was due May 26, 2015. During the three months ended June 30, 2015, the Company made payments of principal and interest in the amounts of $111,111 and $710, respectively. During the six months ended June 30, 2015, the Company made payments of principal and interest in the amounts of $277,778 and $3,511, respectively.
	-	277,778

Secured mortgage note payable for the acquisition of land and building in Broadview, Illinois in the amount of $980,000. Payments of $8,167 including principal and interest at the rate of LIBOR plus 3% are due monthly. The principal balance in the amount of $490,000 will be due May 29, 2020. During the three and six months ended June 30, 2015, the Company made payments of principal and interest in the amounts of $8,167 and $2,531, respectively.	971,833	-

Line of credit facility with Fifth Third Bank in the amount of $1,000,000. During the three months ended June 30, 2015, the Company borrowed and repaid the amount of $900,000 from this facility. During the three and six months ended June 30, 2015, the Company paid interest in the amount $1,925.	-	-

	June 30, 2015	December 31, 2014
A total of 17 convertible notes payable (the “Convertible Notes Payable”). Certain of the Convertible Notes Payable contain cross default provisions, and are secured by subordinated interest in a majority of the Company’s assets. The Convertible Notes Payable bear interest at the rate of 1.9% per annum; principal and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share; however, the interest may be paid in cash by the Company and certain limited amounts of principle may also be prepaid in cash. Effective May 13, 2014, the due date of these notes was extended from May 15, 2014 to December 31, 2015, and in March 2015 the notes were further extended to January 1, 2016. A discount to the notes in the aggregate amount of $732,565 was recorded to recognize the value of the beneficial conversion feature embedded in the extension of the term of the notes. During the three months ended June 30, 2015, $99,157 of this discount was charged to operations. During the six months ended June 30, 2015, $198,314 of this discount was charged to operations. During the three months ended June 30, 2015, the Company accrued interest in the amount of $3,101 on these notes. During the six months ended June 30, 2015, the Company accrued interest in the amount of $6,169 on these notes.
	$647,565	$647,565

Secured vehicle leases payable at an effective interest rate of 9.96% for purchase of truck, payable in monthly installments (including principal and interest) of $614 through January 2015. During the six months ended June 30, 2015, the Company made payments in the aggregate amount of $614 on this lease, consisting of $609 of principal and $5 of interest. The lease was paid on full in January, 2015.	-	609

Twenty-nine convertible notes payable in the amount of $4,500 each to Sam Klepfish, the Company’s CEO and a related party, dated the first of the month beginning on November 1, 2006, issued pursuant to the Company’s then employment agreement with Mr. Klepfish, which provided that the amount of $4,500 in salary is accrued each month to a note payable. These notes are unsecured and may not be prepaid without Mr. Klepfish’s consent. These notes bear interest at the rate of 8% per annum and have no due date. As of July 1, 2014, the notes bear an interest rate of 1.9% and as of November 17, 2014 the interest rate was reduced to 0%. These notes and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. During the three months ended June 30, 2015, the Company accrued interest in the amount of $0 on these notes. During the six months ended June 30, 2015, the Company accrued interest in the amount of $0 on these notes.
	110,500	110,500

Promissory note in the amount of $200,000 bearing interest at the rate of 1% per annum. Principal in the amount of $100,000 is due June 30, 2015; this payment was made in July 2015 within the 5 day grace period stipulated in the note agreement. Principal in the amount of $100,000 is due June 30, 2016. The note is convertible into shares of the Company’s common stock at the conversion price of $1.54 per share. During the three months ended June 30, 2015, the Company accrued interest in the amount of $500 on this note. During the six months ended June 30, 2015, the Company accrued interest in the amount of $1,000 on this note.
	200,000	200,000

Four notes payable to shareholders in the aggregate amount of $1,500,000. These notes are unsecured, currently bear no interest, and mature on August 15, 2017. In the event the notes are not paid when due, amounts not paid under the notes shall bear interest at a rate of 21% per annum until paid in full.	1,500,000	1,500,000

Two notes payable to shareholders in the aggregate amount of $699,970. These notes are unsecured, and bear interest at the rate of 4% per annum. These notes are due on August 17, 2017. In the event the notes are not paid when due, amounts not paid under the notes shall bear interest at a rate of 21% per annum until paid in full. During the three months ended June 30, 2015, the Company accrued interest in the amount of $7,078 on these notes. During the six months ended June 30, 2015, the Company accrued interest in the amount of $14,078 on these notes.	699,970	699,970

Note payable in monthly installments, including interest at the rate of 2% over prime (5.25% as of June 30, 2015), due October 1, 2019, and secured by all assets of The Fresh Diet, the life insurance policies maintained on two of the shareholders of the Company, and personally guaranteed by these shareholders. During the three months ended June 30, 2015, principal payments in the aggregate amount of $5,622 were made on this note, and interest expense in the amount of $1,541 was recorded. During the six months ended June 30, 2015, principal payments in the aggregate amount of $11,204 were made on this note, and interest expense in the amount of $3,122 was recorded.	112,722	123,926

	June 30, 2015	December 31, 2014
The Company has a $75,000 line of credit which bears monthly interest at the variable interest rate of 2% over prime rate. The line of credit is overdue. The line of credit is secured by all corporate assets of The Fresh Diet and by a condominium owned by one of the former shareholders of The Fresh Diet. During the three months ended June 30, 2015, interest in the amount of $1,006 was recorded on this line of credit. During the six months ended June 30, 2015, interest in the amount of $1,990 was recorded on this line of credit.	$75,000	$75,000

Note payable in monthly installments, including interest at the rate of 1.75% over prime adjusted quarterly (5.25% as of June 30, 2015), due on December 20, 2017, and secured by all assets of The Fresh Diet and personally guaranteed by the spouse of one of its officers. During the three months ended June 30, 2015, principal payments in the aggregate amount of $24,145 were made on this note, and interest expense in the amount of $3,584 was recorded. During the six months ended June 30, 2015, principal payments in the aggregate amount of $48,070 were made on this note, and interest expense in the amount of $7,390 was recorded.
	268,267	316,337

Note payable issued for acquisition of Diet at Your Doorstep's customer lists due on May 1, 2015, and with quarterly payments in the form of 10% of revenue attributed to sales to customers who transition to The Fresh Diet's meal plans. Total payments are capped at $40,000. During the three months ended June 30, 2015, payments in the amount of $0 were made on this loan. During the six months ended June 30, 2015, payments in the amount of $0 were made on this loan.	17,935	17,935

Unsecured note payable for purchase of website domain bearing 0% interest rate and due on November 20, 2017, with monthly payments of $1,065. During the three months ended June 30, 2015, principal payments in the amount of $3,195 were made on this loan. During the six months ended June 30, 2015, principal payments in the amount of $6,390 were made on this loan	22,355	28,745

Capital lease obligations under a master lease agreement for vehicles payable in monthly installments, including interest rate ranging from 2.32% to 7.5%, due on various dates through December 1, 2015, and collateralized by the vehicles. During the three months ended June 30, 2015, principal payments in the aggregate amount of $54,107 were made on these capital leases, and interest expense in the amount of $3,492 was recorded. During the six months ended June 30, 2015, principal payments in the aggregate amount of $115,193 were made on these capital leases, and interest expense in the amount of $8,201 was recorded.
	111,204	226,397

Secured vehicle lease payable at an effective interest rate of 8.26% for purchase of a truck payable in monthly installments (including principal and interest) of $519 through June 2015. During the three months ended June 30, 2015, the Company made payments in the aggregate amount of $1,558 on this lease, consisting of $1,537 of principal and $21 of interest. During the six months ended June 30, 2015, the Company made payments in the aggregate amount of $3,116 on this lease, consisting of $3,042 of principal and $74 of interest.	-	3,042

Total	$5,155,951	$4,673,704

Less: Discount	(198,364)	(396,678)

Net	$4,957,587	$4,277,026

	June 30, 2015	December 31, 2014
Current maturities, net of discount	$1,223,718	$825,311
Long-term portion, net of discount	3,733,869	3,451,715
Total	$4,957,587	$4,277,026

	For the Three Months Ended June 30,
	2015	2014
Discount on Notes Payable amortized to interest expense:	$99,157	$232,741

	For the Six Months Ended June 30,
	2015	2014
Discount on Notes Payable amortized to interest expense:	$198,314	$492,776

At June 30, 2015 and December 31, 2014, the Company had unamortized discounts to notes payable in the aggregate amount of $198,364 and $396,678, respectively.

Beneficial Conversion Features

The Company calculates the fair value of any beneficial conversion features embedded in its convertible notes via the Black-Scholes valuation method. The Company also calculates the fair value of any detachable warrants offered with its convertible notes via the Black-Scholes valuation method.  The instruments were considered discounts to the notes, to the extent the aggregate value of the warrants and conversion features did not exceed the face value of the notes. These discounts were amortized to interest expense via the effective interest method over the term of the notes.  The Company did not issue any debt with beneficial conversion features during the three and six months ended June 30, 2015 or June 30, 2014.

14.  RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2015:

During the six months ended June 30, 2015, the Company extended the expiration date to December 31, 2015 of certain options to purchase a total of 277,500 shares of the Company’s common stock which were held by board members and key employees.  The Company valued the options at the extended due dates using the Black-Scholes valuation model, and charged the amount of $146 to operations during the period ended June 30, 2015. (See note 16).

At June 30, 2015, the Company has loans receivable outstanding in the aggregate amount of $426,342 from four individuals who were previously owners of The Fresh Diet. The Company also has a loan receivable in the amount of $34,899 from a previously related entity.

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

15.  COMMITMENT AND CONTINGENT LIABILITIES

Pursuant to the OFB acquisition, the Company is contingently liable for certain performance-based payments over the twenty-four months following the acquisition date. The Company believes it is likely that these payments will be made, and accordingly recorded the entire amount of $225,000 as a contingent liability on its balance sheet at acquisition. During the three and six months ended June 30 2015, payments in the aggregate amount of $26,250 and $52,500  have been made under this contingent liability; at June 30, 2015, the balance of the contingent liability is $120,000 related to the OFB acquisition.

The Company has recorded a contingent liability of $450,000 representing the estimated potential amounts payable pursuant to certain litigation discussed below.

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On June 1, 2012, nine persons, on behalf of themselves and others similarly situated, filed a Collective and Class Action Complaint in the New York Federal District Court, Southern District, against Late Night Express Courier Services, Inc. (FL) (“LNE”) and The Fresh Diet Inc. (“The Fresh Diet”) and certain individuals entitled Hernandez, et al. v. The Fresh Diet Inc., et al., Case No. 12 CV 4339.  On or about October 26, 2012, Plaintiffs filed an Amended Complaint (“Complaint”) adding additional individual Defendants.  The Complaint seeks to recover alleged unpaid overtime wages on behalf of drivers for LNE who delivered meals to The Fresh Diet customers in the tri-state area.  In an opinion dated September 29, 2014 (“Opinion”), the District Court Judge denied the Plaintiffs’ motion for Summary Judgment which sought a holding that all the Plaintiffs were employees of Defendants, as was Defendants’ cross-motion for Summary Judgment seeking a holding that Plaintiffs were independent contractors, the Court finding that there were questions of fact that could not be resolved on motions.  In addition, the Plaintiffs’ motion to certify a class of 109 drivers was denied.  In the same Opinion, Defendants’ motion to decertify the case from 29 potential opt-in Plaintiffs down to the 9 named Plaintiffs was granted, and the possible claims of the remaining 20 were dismissed without prejudice.  On or about February 24, 2015, a second action was filed in the New York Federal District Court, Southern District, on behalf of 6 (of the 20) additional driver-Plaintiffs entitled Hernandez, et al. v. The Fresh Diet Inc., et al. 15 CV 1338, containing essentially the same allegations, and adding the Company as a party defendant because of its acquisition of LNE.  In addition, two of the Plaintiffs from the Complaint also joined the second lawsuit asserting claims for retaliation.  The two cases were assigned to the same Federal Judge (since they are related), but were not consolidated for discovery or trial.  Prior to the second action and on January 21, 2015, the parties appeared before Federal Magistrate Judge Cott for mediation.  The Magistrate Judge did not succeed in settling the case.  On March 17, 2015, the Federal Judge stayed both cases, and referred both of them to the Court’s mediation program for further mediation within 60 days.  The mediator did not succeed and the Company is considering moving for summary judgment in the first action and dismissal on the pleadings in the second action. With respect to the second instituted litigation, inasmuch as the litigation is in its early phase and discovery has not commenced it is too speculative to predict an outcome.  However, we believe we will have available to us many of the same defenses as in the first litigation.  Accordingly, given the uncertainty of both of these cases and given the additional Plaintiffs in the second action, the Company has recorded a contingent liability of $450,000 representing the estimated potential amounts payable in the litigations, even though it is possible that the amount of liability or settlement may actually be less than the reserved amount.

16. EQUITY

Common Stock

At June 30, 2015 and December 31, 2014, a total of  700,663 shares are deemed issued but not outstanding by the Company.

Six months ended June 30, 2015:

On March 6, 2015, we completed a round of financing of $3,065,904 through the sale of 3,178,420 restricted shares of our common stock at a price per share of $0.9646.  Simultaneously, we also raised an additional $1,226,978 through the sale of 943,829 restricted shares of our common stock at a price per share of $1.30 for total proceeds of $4,288,596.  Approximately 2.1 Million shares are subject to a one year lock up.  No warrants or other convertible securities were involved in the financing and the financing was completed by officers of the Company without requiring the services of a placement agent or the payment of any fees or commissions.  The financing was an exempt private placement under Regulation D (Rule 506(b)) with offers and sales made only to “accredited investors” without the use of public advertising.

On March 6, 2015, the Company paid $3,000,000 cash for the purpose of acquiring, in a block sale, the shares of Monolith Ventures Ltd, a former shareholder of The Fresh Diet, who agreed to sell its position of 3,110,063 shares at a price of $0.9646 per share. The Company cancelled these 3,110,063 shares during the three months ended March 31, 2015.

On March 18, 2015, the Company issued 727,272 shares of common stock to Alpha Capital Anstalt for cash proceeds of $400,000 upon the exercise of warrants with an exercise price of $0.55 per share.

On April 21, 2015, the Company issued 150,000 shares of common stock to Lou Haley, at $0.25 per share, which was previously accrued in the amount of $37,500 pursuant to the terms of the acquisition of The Haley Group.

On March 28, 2015, the Company issued 40,000 shares of common stock to Michael Ferrone pursuant to the exercise of 40,000 stock options with an exercise price of $0.38 per share, for cash proceeds of $15,200.

On June 4, 2015, the Company agreed to issue  150,000 shares of common stock Michael Ferrone  pursuant to the exercise of 150,000 stock options with a weighted average exercise price of $0.444 per share, for cash proceeds of $66,600.

On June 1, 2015, the Company agreed to issue  30,000 shares of common stock with a fair value of $39,000 (or $1.30 per share) to a service provider.

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

Warrants

The following table summarizes the significant terms of warrants outstanding at June 30, 2015. These warrants may be settled in cash and, unless the underlying shares are registered, via cashless conversion, into shares of the Company’s common stock at the request of the warrant holder. These warrants were granted as part of a financing agreement:

		Weighted	Weighted		Weighted
		average	average		average
Range of	Number of	remaining	exercise		exercise
exercise	warrants	contractual	price of	Number of	price of
Prices	Outstanding	life (years)	outstanding Warrants	warrants Exercisable	exercisable Warrants
$0.010	700,000	4.88	$0.010	700,000	$0.010

$0.250	94,783	0.59	$0.250	94,783	$0.250

$0.550	448,011	1.59	$0.550	448,011	$0.550

$0.575	2,828,405	1.59	$0.575	2,828,405	$0.575
	4,071,199	2.14	$0.468	4,071,199	$0.468

Transactions involving warrants are summarized as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Warrants outstanding at December 31, 2014	4,798,469	$0.480

Granted	-	-
Exercised	(727,270)	0.550
Cancelled / Expired	-	-

Warrants outstanding at June 30, 2015	4,071,199	$0.468

During the six months ended June 30, 2015, warrants to purchase a total of 727,270 shares of common stock at a price of $0.55 were exercised for a total of $400,000.  During the six months ended June 30, 2014, warrants to purchase a total of 18,841 shares of common stock at a price of $0.25 were exercise in cashless conversion transactions; this resulted in the net issuance of 16,203 shares of common stock.

Options

The following table summarizes the changes outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.350	1,170,000	2.17	$0.350	1,170,000	$0.350

$0.380	92,500	0.50	$0.380	92,500	$0.380

$0.400	275,000	1.51	$0.400	150,000	$0.400

$0.450	92,500	0.50	$0.450	92,500	$0.450

$0.474	92,500	0.50	$0.474	92,500	$0.474

$0.480	92,500	0.50	$0.480	92,500	$0.480

$0.570	225,000	2.51	$0.570	225,000	$0.570

$1.310	75,000	3.18	$1.310	12,500	$1.310

$1.440	15,000	1.34	$1.440	15,000	$1.440

$1.460	100,000	3.00	$1.460	100,000	$1.460

$1.600	310,000	2.51	$1.600	310,000	$1.600

$1.900	15,000	2.34	$1.900	15,000	$1.900

$2.000	500,000	1.67	$2.000	500,000	$2.000

$2.400	20,000	2.92	$2.400	20,000	$2.400

$3.400	30,000	2.92	$3.400	30,000	$3.400
	3,120,000	1.95	$0.890	2,932,500	$0.902

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2014	3,245,000	$0.822

Granted	65,000	$2.654
Exercised	(190,000)	0.431
Cancelled / Expired	-	$-

Options outstanding at June 30, 2015	3,120,000	$0.890

Aggregate intrinsic value of options outstanding and exercisable at June 30, 2015 and 2014 was $1,553,630 and $1,473,620, respectively.  Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $1.16 and $1.20 as of June 30, 2015 and 2014, respectively, and the exercise price multiplied by the number of options outstanding.

During the six months ended June 30, 2015, the Company extended the expiration date of certain options to purchase a total of 277,500 shares of the Company’s common stock which were held by board members and key employees. The expiration dates of options to purchase 92,500 shares of common stock at a price of $0.38 per share were extended from March 31, 2015 to December 31, 2015; the expiration dates of options to purchase 92,500 shares of common stock at a price of $0.45 per share were extended from June 30, 2015 to December 31, 2015; and the expiration dates of options to purchase 92,500 shares of common stock at a price of $0.474 per share were extended from September 30, 2015 to December 31, 2015.  The Company valued the options at the extended due dates using the Black-Scholes valuation model, and charged the amount of $146 to operations during the period ended March 31, 2015.

During the three and six months ended June 30, 2015, the Company charged a total of $16,854 and $85,914, respectively, to operations related to recognized stock-based compensation expense for employee stock options; during the three and six months ended June 30, 2014, the Company charged a total of $39,245 and $47,958, respectively, to operations related to recognized stock-based compensation expense for employee stock options.

Accounting for warrants and stock options

The Company valued warrants and options using the Black-Scholes valuation model utilizing the following variables:

	June 30,	June 30,
	2015	2014
Volatility	47.35%	187.68%
Dividends	$-	$-
Risk-free interest rates	0.99%	0.37%
Term (years)	3.00	4.00

Restricted Stock Units (“RSUs”)

The Company has issued restricted stock units (“RSUs”) for the potential issuance of shares of the Company’s common stock for the purpose of aligning executives and employees of the Company and  for the purpose of compensation for serving as members of the Board of Directors of the Company and for the purposes of retaining qualified personnel at compensation levels that otherwise would not be available should the company have been required to pay certain salaries in cash only. Certain of the RSUs were issued to employees of The Fresh Diet (“Employee RSUs”) and certain RSUs were issued to the executive officers of the Company (“Executive RSUs”) and certain RSUs were issued to members of the board of directors of the Company (“Board RSUs”). With respect to the Executive RSUs,  the Company’s executive officers were awarded an aggregate number of RSUs which vest according the following schedule, provided the performance conditions are met: 322,466 RSU’s vest on January 1, 2015, 390,000 RSUs vest on  July 1, 2015 and 300,000 RSU’s vest on December 31, 2015; 75,000 RSU’s vest on May 1, 2016, 90,000 RSU’s vest on July 1, 2016 and 600,000 RSUs vest on December 31, 2016 and 890,000 RSUs vest on July 1, 2017 and 300,000 RSU’s vest solely upon the achievement of performance goals and the continued employment with the Company.    The members of the Company’s Board of Directors were awarded an aggregate number of RSU’s which vest according to the following schedule:  270,000 RSU’s vest on July 1, 2015; 270,000 RSU’s vest on July 1, 2016; and 270,000 RSU’s vest on July 1, 2017.

The Employee RSUs issued to certain nonexecutive employees of the Company were issued either partially in lieu of salary, future bonuses or a combination of both bonus and salary. The Employee RSUs vest according to the following schedule: On July 1, 2015 600,000 shares will vest and on December 31, 2015 an additional 600,000 shares will vest. On December 31, 2016 an additional 1.2 million shares will vest and an additional 1.6 million shares will vest on July 1, 2017. Vesting is contingent on being an employee of the Company at the time of vesting. In addition, there are restrictions on the sale of such vested stock including aggregate volume restrictions and no Employee RSU shares can be sold below $2.50 per share. In addition, up to an additional 25,000 shares will vest on a monthly basis. Vesting is contingent on continued employment at the time of vesting and the Company stock price closing above $2.50 per share for 20 straight days. In addition there are restrictions on the sale of such vested stock including aggregate volume restrictions and no shares can be sold below $2.50 per share.

The Company estimated that the stock-price goals of the Company’s stock price closing above $2.50 per share for 20 straight days have a 90% likelihood of achievement, and these RSUs were valued at 90% of their face value. The Company estimated that the revenue targets had a 100% likelihood of achievement, and these RSUs were valued at 100% of their face value.  We recognized stock-based compensation expense of in a straight-line manner over the vesting period of the RSUs. This resulted in stock-based compensation expense of $690,397 and $2,159,050, respectively, related to recognition of RSUs during the three and six months ended June 30, 2015.

17. NONCONTROLLING INTEREST

The carrying value and ending balance of the noncontrolling interest at June 30, 2015 was calculated as follows:

Balance of noncontrolling interest at December 31, 2014	$1,184
Loss attributable to noncontrolling interest for the six months ended June 30, 2015	(1,544)
Ending balance of noncontrolling interest at June 30, 2015	$(360)

18. SUBSEQUENT EVENT

On August 7, 2015, the Company entered into a Second Amendment to Restated Loan Agreement with Fifth Third Bank which had the effect of, among other things, (i) increasing the revolving loan facility by $500,000 to $1.5 million and  extending is Maturity Date from November 26, 2015 to August 1, 2016 and (ii) establishing a new credit facility in the amount of $1 million due December 1, 2015 accruing interest at the LIBOR Rate plus 4%.

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

Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $36,440 for doubtful accounts receivable at June 30, 2015, and $46,145 at June 30, 2014. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

Pursuant to an asset purchase agreement, effective November 2, 2012, the Company purchased assets of The Haley Group, LLC. Pursuant to a stock purchase agreement, effective June 30, 2014, the Company purchased 100% of the membership interests of Organic Food Brokers, LLC.

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

Relationship with U.S. Foods

The Company’s largest customer, US Foods, Inc. and its affiliates, accounted for approximately 43% and 72% of total sales in the three months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015 and 2014, sales to USF accounted for 43% and 74% of total sales, respectively. A contract between our subsidiary, Food Innovations, Inc. and USF entered an optional renewal period in December 2012 but was automatically extended for an additional 12 months in each of January 1, 2013 and 2014.  On January 26, 2015 we executed a Vendor Program Agreement between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods, Inc.  The term of the Agreement is from January 1, 2015 through December 31, 2016 and provides for up to three (3) automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew.

RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the three and six months ended June 30, 2015 and 2014.

This discussion may contain forward looking-statements that involve risks and uncertainties. Our future results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenue

Revenue increased by $6,083,474 or approximately 94% to $12,532,501 for the three months ended June 30, 2015 from $6,449,027 in the prior year.  Approximately $4,898,851 (or 80%) of the increase was attributable to revenue associated with The Fresh Diet, Inc. which the Company acquired effective August 15, 2014, and approximately $1,184,623 of the increase was due to organic growth of the Company.

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

Cost of goods sold

Our cost of goods sold for the three months ended June 30, 2015 was $8,770,802, an increase of $4,306,526 or approximately 96% compared to cost of goods sold of $4,464,276 for the three months ended June 30, 2014. The increase was primarily attributable to costs associated with The Fresh Diet, which the Company acquired effective August 15, 2014 and to an increase in organic revenues. Cost of goods sold is made up of the following expenses for the three months ended June 30, 2015: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $3,863,547; and kitchen operating expenses including payroll, rents, depreciation, and preparation; shipping and delivery expenses including payroll and handling; and purchase allowance expenses in the amount of $4,907,255.  Total gross margin was approximately 30.0% of sales in 2015, compared to approximately 30.8% of sales in 2014. The decrease in gross margins for 2015 are primarily attributable to the operations of The Fresh Diet which we acquired on August 15, 2014. The operations of The Fresh Diet also included a non-cash operational charge associated with the valuation of deferred revenues which had the effect of lowering Fresh Diet’s gross margin.

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

Selling, general and administrative expenses

Selling, general, and administrative expenses increased by $4,277,784 or approximately 328% to $5,580,890 during the three months ended June 30, 2015 compared to $1,303,106 for the three months ended June 30, 2014. The increase in selling, general, and administrative expenses was primarily due to costs associated with The Fresh Diet, which the Company acquired effective August 15, 2014.

Interest expense

Interest expense, net of interest income, decreased by $122,342 or approximately 48% to $132,162   during the three months ended June 30, 2015, compared to $254,504 during the three months ended June 30, 2014.  Approximately 25% or $33,005 of the interest expense was accrued or paid interest on the company’s notes payable; approximately 75% or $99,157 of the interest was a non-cash GAAP accounting charge associated with the amortization of the discounts on the Company’s notes payable.

Net (Loss) Income attributable to Innovative Food Holdings, Inc.

For the reasons above, the Company had a net loss for the three months ended June 30, 2015 of ($1,951,353) which is an increase in loss of ($2,378,494) or approximately 557% compared to a net income of $427,141 during the three months ended June 30, 2014, although approximately $1,623,664 or 83%, of such loss was due to non-cash GAAP accounting charges including the amortization of the discount on deferred revenues acquired, non-cash compensation expense and amortization of discounted notes.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenue

Revenue increased by $11,711,825 or approximately 98% to $23,714,318 for the six months ended June 30, 2015 from $12,002,493 in the prior year.  Approximately $9,503,820 (or 81%) of the increase was attributable to revenue associated with The Fresh Diet, Inc. which the Company acquired effective August 15, 2014, and approximately $2,208,005 of the increase was due to organic growth of the Company.  In addition, as a result of the acquisition, pursuant to GAAP accounting rules governing the fair value of deferred revenue in an acquisition, the Company’s gross sales were reduced in the amount of $361,227 due to the amortization of the discount on acquired deferred revenue.

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

Cost of goods sold

Our cost of goods sold for the six months ended June 30, 2015 was $16,956,107, an increase of $8,761,976 or approximately 107% compared to cost of goods sold of $8,194,131 for the six months ended June 30, 2014. The increase was primarily attributable to costs associated with The Fresh Diet, which the Company acquired effective August 15, 2014 and to an increase in organic revenues. Cost of goods sold is made up of the following expenses for the six months ended June 30, 2015: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $7,297,450; and kitchen operating expenses including payroll, rents, depreciation, and preparation; shipping and delivery expenses including payroll and handling; and purchase allowance expenses in the amount of $9,658,657.  Total gross margin was approximately 28.5% of sales in 2015, compared to approximately 31.7% of sales in 2014. The decrease in gross margins for 2015 are primarily attributable to the operations of The Fresh Diet which we acquired on August 15, 2014. The operations of The Fresh Diet also included a non-cash operational charge associated with the valuation of deferred revenues which had the effect of lowering Fresh Diet’s gross margin.

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

Selling, general and administrative expenses

Selling, general, and administrative expenses increased by $7,791,069 or approximately 292% to $10,462,286 during the six months ended June 30, 2015 compared to $2,671,217 for the six months ended June 30, 2014. The increase in selling, general, and administrative expenses was primarily due to costs associated with The Fresh Diet, which the Company acquired effective August 15, 2014.

Other Income

Other income was $0 during the six months ended June 30, 2015 compared to $20,000 for the six months ended June 30, 2014, which was due to the adjustment of the contingent liability due to The Haley Group, LLC pursuant to the terms of the Haley acquisition.

Interest expense

Interest expense, net of interest income, decreased by $277,366 or approximately 51% to $263,932 during the six months ended June 30, 2015, compared to $541,298 during the six months ended June 30, 2014.  Approximately 25% or $65,618 of the interest expense was accrued or paid interest on the company’s notes payable; approximately 75% or $198,314 of the interest was a non-cash GAAP accounting charge associated with the amortization of the discounts on the Company’s notes payable.

Net Income attributable to variable interest entities

During the six months ended June 30, 2015, the Company recognized income of $1,544 from a variable interest entity acquired as part of the acquisition of The Fresh Diet during the current period.  There was no such income or loss in the comparable period of the prior year.

Net (Loss) Income attributable to Innovative Food Holdings, Inc.

For the reasons above, the Company had a net loss for the six months ended June 30, 2015 of $3,966,463 which is an increase in loss of ($4,583,854) or approximately 744% compared to a net income of $615,847 during the six months ended June 30, 2014, although approximately $2,482,424  or 63%, of such loss was due to non-cash GAAP accounting charges including the amortization of the discount on deferred revenues acquired, non-cash compensation expense and amortization of discounted notes.

Liquidity and Capital Resources

As of June 30, 2015, the Company had current assets of $5,547,701 consisting of cash and cash equivalents of $1,797,506; trade accounts receivable of $1,466,690; inventory of $1,204,922; other current assets of $617,342; and amount due from related parties of $461,241.  Also at June 30, 2015, the Company had current liabilities of $12,113,710, consisting of deferred revenue of $4,153,797; accounts payable and accrued liabilities of $4,261,065  (of which $343,891  was payable to related parties); amount due under revolving credit facilities of $132,704; accrued interest of $703,226 (of which $343,891 was payable to related parties); current portion of notes payable, net of discounts, of $1,113,218; contingent liabilities of $570,000; and current portion of notes payable – related parties of $110,500.  In addition, current liabilities included a deferred tax liability of $1,069,200, which is related to intangible assets acquired in The Fresh Diet transaction.  The deferred tax liability may be adjusted based on the value of assets but does not affect the Company’s current profitability or current cash obligations.

During the six months ended June 30, 2015, the Company had cash used in operating activities in the amount of $2,245,502.  This consisted of the Company’s net loss of $(3,968,007), offset by non-cash charges for the amortization of discount on notes payable of $198,314; depreciation and amortization of $608,839; and stock based compensation in the amount of $2,284,110.  The Company’s cash position also decreased by $1,368,758 as a result of changes in the components of current assets and current liabilities.

The Company had cash used in investing activities of $4,094,054 for the six months ended June 30, 2015, which consisted of $3,000,000 cash paid to re-acquire shares originally issued in The Fresh Diet acquisition; and $1,094,054 for the purchase of property and equipment.

The Company had cash generated by financing activities of $5,024,536 for the six months ended June 30, 2015, which consisted of $4,288,596 from the sale of common stock and $481,060 from the exercise of options and warrants, and $980,000 from the issuance of notes payable, offset by $228,167 of payments (net of borrowings) on revolving credit facilities; and principal payments on notes payable and capital leases of $497,753 (including $111,111 on the Fifth Third Bank Term Loan).

The Company had net working capital deficit of $6,566,009 as of June 30, 2015.  We have generated positive cash flow from operations during the years ended December 31, 2014 and 2013. In addition, the Company’s auditors previously removed the going concern qualification to the audit opinion on the Company’s financial statements for the year ended December 31, 2012.  The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines.  Currently, we do not have any material long-term obligations other than those described in Note 13 to the financial statements included in this report. As we seek to increase our sales of new items and enter new markets, acquire new businesses as well as identify new and other consumer and food service oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

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

In June 2015, options to purchase 150,000 shares of the Company’s common stock were exercised for cash of $66,600.

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

Subsequent Event

On August 7, 2015, the Company entered into a Second Amendment to Restated Loan Agreement with Fifth Third Bank which had the effect of, among other things, (i) increasing the revolving loan facility by $500,000 to $1.5 million and extending is Maturity Date from November 26, 2015 to August 1, 2016 and (ii) establishing a new credit facility in the amount of $1 million due December 1, 2015 accruing interest at the LIBOR Rate plus 4%.

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

On June 1, 2012, nine persons, on behalf of themselves and others similarly situated, filed a Collective and Class Action Complaint in the New York Federal District Court, Southern District, against Late Night Express Courier Services, Inc. (FL) (“LNE”) and The Fresh Diet Inc. (“The Fresh Diet”) and certain individuals entitled Hernandez, et al. v. The Fresh Diet Inc., et al., Case No. 12 CV 4339.  On or about October 26, 2012, Plaintiffs filed an Amended Complaint (“Complaint”) adding additional individual Defendants.  The Complaint seeks to recover alleged unpaid overtime wages on behalf of drivers for LNE who delivered meals to The Fresh Diet customers in the tri-state area.  In an opinion dated September 29, 2014 (“Opinion”), the District Court Judge denied the Plaintiffs’ motion for Summary Judgment which sought a holding that all the Plaintiffs were employees of Defendants, as was Defendants’ cross-motion for Summary Judgment seeking a holding that Plaintiffs were independent contractors, the Court finding that there were questions of fact that could not be resolved on motions.  In addition, the Plaintiffs’ motion to certify a class of 109 drivers was denied.  In the same Opinion, Defendants’ motion to decertify the case from 29 potential opt-in Plaintiffs down to the 9 named Plaintiffs was granted, and the possible claims of the remaining 20 were dismissed without prejudice.   On or about February 24, 2015, a second action was filed in the New York Federal District Court, Southern District, on behalf of 6 (of the 20) additional driver-Plaintiffs entitled Hernandez, et al. v. The Fresh Diet Inc., et al. 15 CV 1338, containing essentially the same allegations, and adding the Company as a party defendant because of its acquisition of LNE.  In addition, two of the Plaintiffs from the Complaint also joined the second lawsuit asserting claims for retaliation.  The two cases were assigned to the same Federal Judge (since they are related), but were not consolidated for discovery or trial.  Prior to the second action and on January 21, 2015, the parties appeared before Federal Magistrate Judge Cott for mediation.  The Magistrate Judge did not succeed in settling the case.  On March 17, 2015, the Federal Judge stayed both cases, and referred both of them to the Court’s mediation program for further mediation within 60 days.  The mediator did not succeed and the Company is considering moving for summary judgment in the first action and dismissal on the pleadings in the second action. With respect to the second instituted litigation, inasmuch as the litigation is in its early phase and discovery has not commenced it is too speculative to predict an outcome.  However, we believe we will have available to us many of the same defenses as in the first litigation.  Accordingly, given the uncertainty of both of these cases and given the additional Plaintiffs in the second action, the Company has recorded a contingent liability of $450,000 representing the estimated potential amounts payable in the litigations, even though it is possible that the amount of liability or settlement may actually be less than the reserved amount.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1 First Amendment to Restated Loan Agreement dated May 29, 2015 between the Company, certain of its subsidiaries and Fifth Third Bank.

10.2  Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated May 29, 2015 between the Company and Fifth Third Bank.

10.3  Note 4 dated May 29, 2015 between the Company and certain of its subsidiaries in favor of Fifth Third Bank.

10.4  Reaffirmation of Security Agreement dated May 29, 2015 between the Company, certain of its subsidiaries and Fifth Third Bank.

10.5  Second Amendment to Restated Loan Agreement dated August 7, 2015 between the Company, certain of its subsidiaries and Fifth Third Bank.

10.6  Note 2 (Renewal and Increase) dated August 7, 2015 between the Company and certain of its subsidiaries in favor of Fifth Third Bank.

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

SIGNATURE	TITLE	DATE

/s/ Sam Klepfish	Chief Executive Officer	August 11, 2015
Sam Klepfish

/s/ John McDonald	Principal Financial Officer	August 11, 2015
John McDonald