Form 10-Q
period 2015-09-30
INNOVATIVE FOOD HOLDINGS INC
filed 2015-11-16
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended September 30, 2015

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,058,486 shares of common stock issued and 23,357,823 shares of common stock outstanding as of November 11, 2015.

INNOVATIVE FOOD HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,365,040	$3,112,526
Accounts receivable, net	1,598,240	1,242,970
Inventory	1,046,237	1,195,327
Other current assets	471,201	625,495
Due from related parties	461,241	461,130
Total current assets	5,941,959	6,637,448

Property and equipment, net	3,184,263	1,922,044
Investment	150,000	204,000
Intangible assets, net	21,625,000	23,610,549
Total assets	$30,901,222	$32,374,041

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,000,549	$4,096,700
Deferred revenue	3,870,851	4,792,609
Accrued liabilities - related parties	319,712	1,137,692
Accrued interest	624,307	603,034
Accrued interest - related parties	100,179	78,945
Revolving credit facilities	1,394,167	360,871
Notes payable, current portion, net of discount	1,822,922	714,811
Notes payable - related parties, current portion	110,500	110,500
Deferred tax liability	1,069,200	1,069,200
Contingent liabilities	570,000	572,500
Total current liabilities	13,882,387	13,536,862

Note payable - long term portion, net of discount	1,286,207	1,251,745
Notes payable - related parties, long term portion	2,199,970	2,199,970
Total liabilities	17,368,564	16,988,577

Stockholders' equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 23,912,360 and 21,393,989 shares issued, and 23,211,697 and 20,693,326 shares outstanding at September 30, 2015 and December 31, 2014, respectively	2,391	2,140
Additional paid-in capital	31,223,061	25,937,734
Treasury stock, 486,254 shares outstanding at September 30, 2015 and December 31, 2014	(160,099)	(160,099)
Accumulated deficit	(17,532,335)	(10,395,495)
Total Innovative Food Holdings, Inc. stockholders' equity	13,533,018	15,384,280
Noncontrolling interest in variable interest entity	(360)	1,184
Total stockholder's equity	13,532,658	15,385,464

Total liabilities and stockholders' equity	$30,901,222	$32,374,041

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.
Condensed Consolidated Statements of Operations
(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Revenue	$12,129,702	$8,757,934	$35,844,020	$20,760,427
Cost of goods sold	9,214,143	6,577,167	26,170,250	14,771,298
Gross margin	2,915,559	2,180,767	9,673,770	5,989,129

Selling, general and administrative expenses	5,846,524	2,673,836	16,308,810	5,345,053
Total operating expenses	5,846,524	2,673,836	16,308,810	5,345,053

Operating (loss) income	(2,930,965)	(493,069)	(6,635,040)	644,076

Other (income) expense:
Interest expense, net	244,812	146,487	508,744	687,785
Other (income)	(5,400)	(25,495)	(5,400)	(45,495)
Total other (income) expense	239,412	120,992	503,344	642,290

Net (loss) income before taxes	$(3,170,377)	(614,061)	(7,138,384)	1,786

Income tax expense	-	-	-	-

Net (loss) income	$(3,170,377)	$(614,061)	$(7,138,384)	$1,786

Less net income (loss) attributable to noncontrolling interest in variable interest entities	-	39,563	(1,544)	39,563

Net (loss) attributable to Innovative Food Holdings, Inc.	$(3,170,377)	$(653,624)	$(7,136,840)	$(37,777)

Net (loss) per share - basic	$(0.138)	$(0.077)	$(0.324)	$(0.005)

Net (loss) per share - diluted	$(0.138)	$(0.077)	$(0.324)	$(0.005)

Weighted average shares outstanding - basic	22,896,211	9,374,203	22,042,357	8,249,469

Weighted average shares outstanding - diluted	22,896,211	9,374,203	22,042,357	8,249,469

 See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)
	For The Nine Months Ended	For The Nine Months Ended
	September 30,	September 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(7,138,384)	$1,786
Gain on disposition of property and equipment	-	(24,495)
Gain on sale of investment	(5,400)	-
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:

Depreciation and amortization	925,710	503,650
Stock based compensation	3,464,738	160,855
Amortization of discount on notes payable	396,678	608,541
Increase (decrease) in allowance for doubtful accounts	(515)	25,316
Changes in assets and liabilities:
Accounts receivable, net	(354,755)	(417,181)
Deferred revenue	(921,758)	139,446
Inventory and other current assets, net	303,384	(108,779)
Accounts payable and accrued expenses - related party	(346,950)	(269,212)
Accounts payable and accrued expenses	(74,878)	545,406
Contingent liability	(2,500)	(107,131)
Net cash (used in) provided by operating activities	(3,754,630)	1,058,202

Cash flows from investing activities:

Investments in food related companies	-	(104,000)
Cash received from sale of investment	59,400	-
Cash paid to re-acquire shares issued in acquisition of The Fresh Diet	(3,000,000)	-
Acquisition of Organic Food Brokers	-	(100,000)
Cash received in acquisition of The Fresh Diet	-	277,885
Cash received from sale of property and equipment	-	51,933
Acquisition of property and equipment	(1,454,833)	(3,519)
Net cash (used in) provided by investing activities	(4,395,433)	122,299

Cash flows from financing activities:
Common stock sold for cash	4,288,596	1,835,000
Common stock sold for exercise of options and warrants	788,860	-
Purchase of treasury stock for cash	-	(60,000)
Borrowings on revolving credit facilities	4,547,700	-
Payments made on revolving credit facilities	(3,514,404)	(324,178)
Borrowing made on debt	1,980,000
Principal payments on debt	(523,905)	(586,995)
Net principal payments on notes and capital leases	-	(38,720)
Principal payments capital leases	(164,270)	-
Net cash provided by financing activities	7,402,577	825,107

(Decrease) increase in cash and cash equivalents	(747,486)	2,005,608

Cash and cash equivalents at beginning of period	3,112,526	2,073,605

Cash and cash equivalents at end of period	$2,365,040	$4,079,213

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$71,200	$44,367

Taxes	$-	$-

Non-cash transactions:

Discount on notes payable due to extension of term	$647,565	$732,565
Issuance of 10,000,000 shares of common stock for acquisition of The Fresh Diet	$-	$14,000,000
Issuance of 846,266 shares of common stock for conversion of notes payable and accrued interest	$-	$211,482
Issuance of 150,000 shares of common stock previously accrued pursuant to the Haley Group acquisition	$37,500	$-
Acquisition note and options issued for acquisition of Organic Food Brokers	$-	$271,349
Equipment acquired under capital lease	$94,739	$-
Fair value of options issued to a service provider	$6,894	$-

 See notes to these unaudited condensed consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes as contained in Form 10-K for the year ended December 31, 2014. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results of operations to be expected for the full year. The results of The Fresh Diet have been included since its acquisition on August 15, 2014.

Consolidation of Variable Interest Entity

The Company consolidates the financial statements of a variable interest entity (“VIE”) in which it is the primary beneficiary. In determining whether the Company is the primary beneficiary of a variable interest entity, consideration is given to a number of factors, including the ability to direct the activities that most significantly affect the entity’s economic success as well as the Company’s exposure to absorb the losses and obligations of such entities. Late Night Express Courier Service, Inc., an independent company providing delivery services to The Fresh Diet customers, was determined to be a VIE that was required to be consolidated under Accounting Standards Codification (“ASC”) 810, Consolidation, as set forth by the Financial Accounting Standards Board (“FASB”) and accordingly, was included in the accompanying unaudited condensed consolidated financial statements as of and for the period ended September 30, 2015. All material inter-company transactions and balances of the Company’s wholly owned subsidiaries and VIE have been eliminated in consolidation.

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

Revenue Recognition

The Company recognizes revenue upon product delivery. All of our products are shipped either same day or overnight or through longer shipping terms to the customer and the customer takes title to the product and assumes risk and ownership of the product when it is delivered. Shipping charges to customers and sales taxes collectible from customers, if any, are included in revenues.

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

Advertising Costs

The Company’s policy is to report advertising costs as expenses in the periods in which the costs are incurred. The total amounts charged to advertising expense were approximately $376,760 and $67,660, respectively, for the three months ended September 30, 2015 and 2014. The total amounts charged to advertising expense were approximately $1,176,235 and $82,711, respectively, for the nine months ended September 30, 2015 and 2014.

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

Dilutive shares at September 30, 2015:

At September 30, 2015, the Company had outstanding convertible notes payable in the aggregate principal amount of $758,065 with accrued interest of $665,516 convertible at the rate of $0.25 per share into an aggregate of 5,694,324 shares of common stock, and a convertible note payable in the amount of $100,000 convertible at the rate of $1.54 per share into 64,935 shares of common stock.

Also at September 30, 2015, the Company had outstanding warrants for holders to purchase the following additional shares: 2,294,493 shares at a price of $0.575 per share; 448,011 shares at a price of $0.55 per share; 94,783 shares at a price of $0.25 per share; and 700,000 shares at a price of $0.01 per share.

Also at September 30, 2015, the Company had outstanding options for holders to purchase the following additional shares: 30,000 shares at a price of $3.40 per share; 20,000 shares at a price of $2.40 per share; 500,000 shares at a price of $2.00 per share; 15,000 shares at a price of $1.90 per share; 310,000 shares at a price of $1.60 per share; 15,000 shares at a price of $1.50 per share; 100,000 shares at a price of $1.46 per share; 15,000 shares at a price of $1.44 per share; 75,000 shares at a price of $1.31 per share; 225,000 shares at a price of $0.57 per share; 92,500 shares at a price of $0.48 per share; 92,500 shares at a price of $0.474 per share; 92,500 shares at a price of $0.45 per share; 275,000 shares at a price of $0.40 per share; 92,500 shares at a price of $0.38 per share; and 1,170,000  shares at a price of $0.35 per share.

Also at September 30, 2015, the Company has issued restricted stock units (“RSUs”) for the potential issuance of shares of the Company’s common stock for the purpose of aligning executives and employees of the Company and  for the purpose of compensation for serving as members of the Board of Directors of the Company and for the purposes of retaining qualified personnel at compensation levels that otherwise would not be available should the company have been required to pay certain salaries in cash only. Certain of the RSUs were issued to employees of The Fresh Diet (“Employee RSUs”) and certain RSUs were issued to the executive officers of the Company (“Executive RSUs”) and certain RSUs were issued to members of the board of directors of the Company (“Board RSUs”).  With respect to the Executive RSUs,  the Company’s executive officers were awarded an aggregate number of RSUs which vest according to the following schedule, provided the performance conditions are met: 322,466 RSU’s vested on January 1, 2015, 390,000 RSUs vested on  July 1, 2015 and 300,000 RSU’s vest on December 31, 2015; 75,000 RSU”s vest on May 1, 2016, 90,000 RSU’s vest on July 1, 2016 and 600,000 RSUs vest on December 31, 2016 and 890,000 RSUs vest on July 1, 2017 and 300,000 RSU’s vest solely upon the achievement of performance goals and the continued employment with the Company.   The members of the Company’s Board of Directors were awarded the aggregate number of RSU’s which vest according to the following schedule: 270,000 RSU’s vested on July 1, 2015; 270,000 RSU’s vest on July 1, 2016; and 270,000 RSU’s vest on July 1, 2017.

The Employee RSUs issued to certain nonexecutive employees of the Company were issued either partially in lieu of salary, future bonuses or a combination of both bonus and salary. The Employee RSUs vest according to the following schedule: On July 1, 2015 600,000 vested and on December 31, 2015 an additional 600,000 shares will vest. On December 31, 2016 an additional 1.2 million shares will vest and an additional 1.6 million shares will vest on July 1, 2017. Vesting is contingent on being an employee of the Company at the time of vesting. In addition, there are restrictions on the sale of such vested stock including aggregate volume restrictions and no Employee RSU shares can be sold below $2.50 per share. In addition, up to an additional 25,000 shares will vest on a monthly basis. Vesting is contingent on employment by the Company at the time of vesting, and the Company stock price closing above $2.50 per share for 20 straight days. In addition, there are restrictions on the sale of such vested stock including aggregate volume restrictions and no shares can be sold below $2.50 per share.

The Company estimated that the stock-price goals of the Company’s stock price closing above $2.50 per share for 20 straight days have a 90% likelihood of achievement, and these RSUs were valued at 90% of their face value. The Company estimated that the revenue targets had a 100% likelihood of achievement, and these RSUs were valued at 100% of their face value.  We recognized stock-based compensation expense of in a straight-line manner over the vesting period of the RSUs. This resulted in stock-based compensation expense of $1,128,170 and $3,287,219 respectively, related to recognition of RSUs during the three and nine months ended September 30, 2015.

Fully-diluted earnings per share was the same as basic earnings per share for the three and nine months ended September 30, 2015 because the effect of the exercise of above instruments would be anti-dilutive.

Dilutive shares at September 30, 2014:

For the three and nine months ended September 30, 2014, the Company excluded the following from the calculation of fully-diluted earnings per share because the effect would have been anti-dilutive: warrants to purchase 3,040,124 shares of common stock at exercise prices from $0.01 to $0.575 per share; options to purchase 1,576,389 shares of common stock at exercise prices from $0.35 to $0.57 per share; and conversion options to purchase 5,772,206 shares of common stock at $0.25 per share.  The Company also excluded 210,520 shares committed to be issued because the effect would have been anti-dilutive.

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

During the nine months ended September 30, 2015, the Company paid the amount of $3,000,000 in cash to certain former shareholders of The Fresh Diet, and cancelled 3,110,063 shares of common stock with a value of $4,354,088; these shares were originally intended to be issued in the acquisition of The Fresh Diet. This resulted in a decrease in the value of The Fresh Diet acquisition in the net amount of $1,354,088; this amount was credited to goodwill during the nine months ended September 30, 2015; see Note 9.

Pro forma results

The following table sets forth the unaudited pro forma results of the Company as if the acquisition of FD had taken place on the first day of the September 30, 2014 three and nine months periods presented.  These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

Three months ended September 30,
2014
Total revenues	$11,779,846
Net income	(643,698)
Basic net income (loss) per common share	$(0.033)
Diluted net income (loss) per common share	$(0.033)
Weighted average shares - basic	19,362,464
Weighted average shares - diluted	19,362,464

Nine months ended September 30,
2014
Total revenues	$34,667,747
Net income	(1,325,617)
Basic net income (loss) per common share	$(0.070)
Diluted net income (loss) per common share	$(0.070)
Weighted average shares - basic	19,064,323
Weighted average shares - diluted	19,064,323

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

The purchase price consisted of (i) One Hundred Thousand ($100,000) Dollars in cash, (ii) a Convertible Promissory Note in the face amount of Two Hundred Thousand ($200,000) Dollars, and (iii) stock options issued by the Company to acquire one hundred thousand (100,000) shares of its common stock over the four year period following the closing date at an exercise price per share of $1.46. The Note is secured by the Company’s grant of a second priority secured interest in the assets of OFB.  During the three months ended September 30, 2015, the Company made a principal payment in the amount of $100,000 on this note, and at September 30, 2015 the remaining principal balance is $100,000.

In addition, the company is contingently liable for certain performance-based payments over the twenty-four months following the acquisition date. The Company believes it is likely that these payments will be made, and accordingly has recorded the entire amount of $225,000 as a contingent liability on its balance sheet at acquisition. During the three and nine months ended September 30, 2015, payments in the aggregate amount of $0  and $52,500  have been made under this contingent liability; at September 30, 2015, the balance of the contingent liability was  $120,000.   The entire cost of the acquisition was $596,349, which was allocated to customer list, an intangible asset with a useful life of 60 months. $29,817 and $89,452 of this amount was amortized during the three and nine months ended September 30, 2015.

4. ACCOUNTS RECEIVABLE

At September 30, 2015 and December 31, 2014, accounts receivable consists of:

	September 30, 2015	December 31, 2014
Accounts receivable from customers	$1,627,669	$1,272,470
Allowance for doubtful accounts	(29,429)	(29,500)
Accounts receivable, net	$1,598,240	$1,242,970

5. INVENTORY

Inventory consists primarily of specialty food products and operating materials and supplies, principally food trays and bags that are used to package and deliver meals to customers.  At September 30, 2015 and December 31, 2014, inventory consisted of the following:

	September 30, 2015	December 31, 2014
Specialty food products	$865,601	$1,034,786
Operating materials and supplies	180,636	160,541
Total	$1,046,237	$1,195,327

6. OTHER CURRENT ASSETS

At September 30, 2015 and December 31, 2014, Other Current Assets consist of the following:

	September 30,	December 31,
	2015	2014
Prepaid expenses	$253,029	$481,519
Deposits	168,749	143,976
Note receivable and accrued interest	36,642	-
Employee advances	12,781	-
Total	$471,201	$625,495

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

On May 14, 2015, the Company purchased a building and property located at 2528 S. 27th Avenue, Broadview, Illinois 60155. The property consists of approximately 1.33 acres of land and approximately 28,711 square feet of combined office and warehouse space. The purchase price of $914,350 was initially financed primarily by a draw-down of $900,000 on the Company’s credit facility with Fifth Third Bank. On May 29, 2015, a permanent financing facility was provided by Fifth Third Bank in the form of a loan in the amount of $980,000. $900,000 of this amount was used to pay the balance of the credit facility; the additional $80,000 will be used for refrigeration and other up-fit expenses at the property. The interest on the loan is at the LIBOR rate plus 3.0%.  The building will be used for office and warehouse space for the Company’s Artisan subsidiary.  During the three and nine months ended September 30, 2015, the Company paid a total of $215,063 and $390,595, respectively for various building improvements, furniture, fixtures, and equipment related to this property.  Depreciation on the building and the related improvements, furniture, fixtures, and equipment will begin from the time the Company occupied the facility which was in October, 2015.

A summary of property and equipment at September 30, 2015 and December 31, 2014, was as follows:

	September 30, 2015	December 31, 2014
Land	$385,523	$177,383
Building	1,479,821	619,955
Computer and Office Equipment	568,616	502,277
Warehouse Equipment	191,204	7,733
Furniture, Fixtures, and Leasehold Improvements	476,828	373,360
Kitchen Equipment	557,310	429,850
Vehicles	510,134	503,309
Total before accumulated depreciation	4,169,436	2,613,867
Less: accumulated depreciation	(985,173)	(691,823)
Total	$3,184,263	$1,922,044

Depreciation and amortization expense for property and equipment amounted to $106,083 and $51,622 for the three months ended  September 30, 2015 and 2014, respectively.  Depreciation and amortization expense for property and equipment amounted to $293,348 and $94,985 for the nine months ended September 30, 2015 and 2014, respectively.

8. INVESTMENTS

The Company has made investments in certain early stage food related companies which it expects can benefit from synergies with the Company’s various operating businesses.  As of September 30, 2015 and December 31, 2014, the Company had made investments in three such companies in the aggregate amount of $204,000.  During the three months end September 30, 2015, the Company sold one of these investments with a cost of $54,000 for cash of $59,400, resulting in a gain of $5,400.  The remaining two investments in the aggregate amount of $150,000 are carried at cost on the Company’s balance sheet at September 30, 2015. The Company does not have significant influence over the operations of the companies it invests in.

9.   INTANGIBLE ASSETS

The Company acquired certain intangible assets pursuant to the acquisition of The Fresh Diet, Artisan and OFB, and the acquisition of certain assets of The Haley Group, LLC (see note 3). The following is the net book value of these assets:

	September 30, 2015
		Accumulated
	Gross	Amortization	Net
Trade Name	$2,122,174	$-	$2,122,174
Non-Compete Agreement	244,000	(198,250)	45,750
Customer Relationships	3,830,994	(1,139,331)	2,691,663
Goodwill	16,765,413	-	16,765,413
Total	$22,962,581	$(1,337,581)	$21,625,000

	December 31, 2014
		Accumulated
	Gross	Amortization	Net
Trade Name	$2,121,271	$-	$2,121,271
Non-Compete Agreement	244,000	(152,500)	91,500
Customer Relationships	3,830,994	(552,717)	3,278,277
Goodwill	18,119,501	-	18,119,501
Total	$24,315,766	$(705,217)	$23,610,549

Total amortization expense charged to operations for the three months ended September 30, 2015 and 2014 was $210,788 and $309,351, respectively.  Total amortization expense charged to operations for the nine months ended September 30, 2015 and 2014 was $632,364 and $401,293, respectively.

The trade names are not considered finite-lived assets, and are not being amortized.  The non-compete agreements are being amortized over a period of 48 months.  The customer relationships acquired in the Artisan, Haley, OFB and The Fresh Diet transactions are being amortized over periods of 60, 36, 60 and 60 months, respectively.

During the nine months ended September 30, 2015, the Company paid the amount of $3,000,000 in cash to certain former shareholders of The Fresh Diet, and cancelled 3,110,063 shares of common stock with a value of $4,354,088; these shares were originally intended to be issued in the acquisition of The Fresh Diet. This resulted in a decrease in the value of The Fresh Diet acquisition in the net amount of $1,354,088; this amount was credited to goodwill during the nine months ended September 30, 2015.

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

10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Trade payables	$3,332,057	$3,853,374
Accrued payroll and commissions	668,492	243,326
Total accounts payable and accrued liabilities - non-related parties	$4,000,549	$4,096,700

At September 30, 2015 and December 31, 2014, accrued liabilities to related parties consisted of accrued payroll, accrued bonus, and payroll related benefits.

11. ACCRUED INTEREST

Accrued interest on the Company’s convertible notes payable is convertible at the option of the note holders into the Company’s common stock a price of $0.25 per share.  At September 30, 2015, convertible accrued interest was $666,016 (including $54,150 to a related party), of which $665,516 is convertible into 2,662,064 shares of common stock.  An additional $500 of accrued interest on convertible notes is not convertible into common stock. During the three and nine months ended September 30, 2015, the Company paid cash for interest in the aggregate amount of $26,852 and $71,200, respectively.

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

12. REVOLVING CREDIT FACILITIES

	September 30, 2015	December 31, 2014
Business loan of $500,000 from a credit card merchant, with a loan fee of 0.5% and repayment rate of 100% of the sum of charge volume during the loan period, maturing no later than April 19, 2015, renewable annually unless terminated, and secured by the assets of The Fresh Diet. During the nine months ended September 30, 2015, net payments of principal in the amount of $110,993 were made on this loan.	$14,167	$125,159

Business loan of $1,000,000 from a credit card merchant, with a loan fee of 20% and repayment rate of 12% of the sum of charge volume until all amounts have been paid, and guaranteed by certain shareholders of the Company who were former shareholders of FD. During the nine months ended September 30, 2015, net payments of principal in the amount of $235,712 were made on this loan.	-	235,712

Line of credit facility with Fifth Third Bank in the original amount of $1,000,000. In August 2015, the amount of the credit facility was increased to $1,500,000 and the due date was extended to August 1, 2016. Interest on the line of credit is LIBOR plus 3.25%. During the three and nine months ended September 30, 2015, the Company made net borrowings in the amount of $1,380,000 from this facility. During the three and months ended September 30, 2015, the Company recorded interest in the amounts of $3,097 and $5,022, respectively.	$1,380,000	$-

Total	$1,394,167	$360,871

13.  NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

	September 30, 2015	December 31, 2014
Secured mortgage note payable for the acquisition of land and building in Bonita Springs, Florida in the amount of $546,000. Principal payments of $4,550 and interest at the rate of Libor plus 3% are due monthly. The balance of the principal amount will be due February 28, 2018. During the three months ended September 30, 2015, the Company made payments of principal and interest in the amounts of $13,650 and $3,390, respectively. During the nine months ended September 30, 2015, the Company made payments of principal and interest in the amounts of $40,950 and $10,428, respectively.	$404,950	$445,900

Term loan from Fifth Third Bank in the original amount of $1,000,000; $660,439 of this amount was used to pay a note payable; $339,561 was used for working capital. This loan is secured by first priority perfected security interest in all personal property of the Company, bears interest at the rate of Libor plus 4.75%, with monthly principal payments of $55,556 plus accrued interest. The note was fully paid in May 2015. During the nine months ended September 30, 2015, the Company made net principal and interest payments in the amounts of $277,778 and $3,511, respectively.	$-	$277,778

Term loan in the amount of $1,000,000. This loan bears interest at the rate of LIBOR plus 4.00%, is collateralized by all personal property of the Company; and is due on December 1, 2015. During the three and nine months ended September 30, 2015, the Company borrowed principal in the amount of $1,000,000, recorded interest in the amount of $6,566.	$1,000,000	$-

Secured mortgage note payable for the acquisition of land and building in Broadview, Illinois in the amount of $980,000. Payments of $8,167 including principal and interest at the rate of LIBOR plus 2.75% are due monthly. The principal balance in the amount of $490,000 will be due May 29, 2020. During the three months ended September 30, 2015, the Company made payments of principal and interest in the amounts of $24,500 and $7,415, respectively. During the nine months ended September 30, 2015, the Company made payments of principal and interest in the amounts of $32,667 and $9,947 respectively.
	$947,333	$-

	September 30, 2015	December 31, 2014
A total of 17 convertible notes payable (the “Convertible Notes Payable”). Certain of the Convertible Notes Payable contain cross default provisions, and are secured by subordinated interest in a majority of the Company’s assets. The Convertible Notes Payable bear interest at the rate of 1.9% per annum; principal and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share; however, the interest may be paid in cash by the Company and certain limited amounts of principle may also be prepaid in cash. Effective May 13, 2014, the due date of these notes was extended from May 15, 2014 to December 31, 2015, and in March 2015 the notes were further extended to January 1, 2016, and a discount to the notes in the aggregate amount of $732,565 was recorded to recognize the value of the beneficial conversion feature embedded in the extension of the term of the notes. During the three and nine months ended September 30, 2015, $198,364 and $396,678, respectively, of this discount was charged to operations.  On September 30, 2015, the notes were further extended to July 1, 2017, and a discount in the amount of $647,565 was recorded to recognize the value of the beneficial conversion featured embedded in the extension of the term of the notes.  During the three months ended September 30, 2015, $0 of this discount was charged to operations. During the three months ended September 30, 2015, the Company accrued interest in the amount of $3,163 on these notes. During the nine months ended September 30, 2015, the Company accrued interest in the amount of $9,332 on these notes.
	$647,565	$647,565

Secured vehicle leases payable at an effective interest rate of 9.96% for purchase of truck, payable in monthly installments (including principal and interest) of $614 through January 2015. During the nine months ended September 30, 2015, the Company made payments in the aggregate amount of $614 on this lease, consisting of $609 of principal and $5 of interest. The lease was paid on full in January, 2015.	$-	$609

Twenty-nine convertible notes payable in the amount of $4,500 each to Sam Klepfish, the Company’s CEO and a related party, dated the first of the month beginning on November 1, 2006, issued pursuant to the Company’s then employment agreement with Mr. Klepfish, which provided that the amount of $4,500 in salary is accrued each month to a note payable. These notes are unsecured and may not be prepaid without Mr. Klepfish’s consent. These notes bear interest at the rate of 8% per annum and have no due date. As of July 1, 2014, the notes bear an interest rate of 1.9% and as of November 17, 2014 the interest rate was reduced to 0%. These notes and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. During the three months ended September 30, 2015, the Company accrued interest in the amount of $0 on these notes. During the nine months ended September 30, 2015, the Company accrued interest in the amount of $0 on these notes.
	110,500	110,500

Promissory note in the amount of $200,000 bearing interest at the rate of 1% per annum. Principal in the amount of $100,000 is due June 30, 2015; this payment was made in July 2015 within the 5 day grace period stipulated in the note agreement. During the three months ended September 30, 2015, the Company paid accrued interest in the amount of $2,000. Principal in the amount of $100,000 is due June 30, 2016. The note is convertible into shares of the Company’s common stock at the conversion price of $1.54 per share. During the three months ended September 30, 2015, the Company accrued interest in the amount of $500 on this note. During the nine months ended September 30, 2015, the Company accrued interest in the amount of $1,500 on this note.
	$100,000	$200,000

Four notes payable to shareholders in the aggregate amount of $1,500,000. These notes are unsecured, currently bear no interest, and mature on August 15, 2017. In the event the notes are not paid when due, amounts not paid under the notes shall bear interest at a rate of 21% per annum until paid in full.	$1,500,000	$1,500,000

Two notes payable to shareholders in the aggregate amount of $699,970. These notes are unsecured, and bear interest at the rate of 4% per annum. These notes are due on August 17, 2017. In the event the notes are not paid when due, amounts not paid under the notes shall bear interest at a rate of 21% per annum until paid in full. During the three months ended September 30, 2015, the Company accrued interest in the amount of $7,156 on these notes. During the nine months ended September 30, 2015, the Company accrued interest in the amount of $21,234 on these notes.	$699,970	$699,970

Note payable in monthly installments, including interest at the rate of 2% over prime (5.25% as of June 30, 2015), due October 1, 2019, and secured by all assets of The Fresh Diet, the life insurance policies maintained on two of the shareholders of the Company, and personally guaranteed by these shareholders. During the three months ended September 30, 2015, principal payments in the aggregate amount of $0 were made on this note, and interest expense in the amount of $1,409 was accrued. During the nine months ended September 30, 2015, principal payments in the aggregate amount of $11,203 were made on this note, and interest expense in the amount of $4,531 was recorded.  This note is in default at September 30, 2015.
	$112,723	$123,926

	September 30, 2015	December 31, 2014
The Company has a $75,000 line of credit which bears monthly interest at the variable interest rate of 2% over prime rate. The line of credit is overdue. The line of credit is secured by all corporate assets of The Fresh Diet and by a condominium owned by one of the former shareholders of The Fresh Diet. During the three months ended September 30, 2015, interest in the amount of $995 was recorded on this line of credit. During the nine months ended September 30, 2015, interest in the amount of $2,985 was recorded on this line of credit. This line of credit is in default at September 30, 2015.	$75,000	$75,000

Note payable in monthly installments, including interest at the rate of 1.75% over prime adjusted quarterly, due on December 20, 2017, and secured by all assets of The Fresh Diet and personally guaranteed by the spouse of one of its former officers. During the three months ended September 30, 2015, principal payments in the aggregate amount of $0 were made on this note, and interest expense in the amount of $3,354 was recorded. During the nine months ended September 30, 2015, principal payments in the aggregate amount of $48,070 were made on this note, and interest expense in the amount of $10,744 was recorded.  This note is in default at September 30, 2015.
	$268,267	$316,337

Note payable issued for acquisition of Diet at Your Doorstep's customer lists with quarterly payments in the form of 10% of revenue attributed to sales to customers who transition to The Fresh Diet's meal plans. Total payments are capped at $40,000. During the three months ended September 30, 2015, payments in the amount of $0 were made on this loan. During the nine months ended September 30, 2015, payments in the amount of $0 were made on this loan.	$17,935	$17,935

Unsecured note payable for purchase of website domain bearing 0% interest rate and due on November 20, 2017, with monthly payments of $1,065. During the three months ended September 30, 2015, principal payments in the amount of $3,195 were made on this loan. During the nine months ended September 30, 2015, principal payments in the amount of $9,585 were made on this loan	$19,160	$28,745

Capital lease obligations under a master lease agreement for vehicles payable in monthly installments, including interest rate ranging from 2.32% to 7.5%, due on various dates through December 1, 2015, and collateralized by the vehicles. During the three months ended September 30, 2015, principal payments in the aggregate amount of $42,181 were made on these capital leases, and interest expense in the amount of $3,272 was recorded. During the nine months ended September 30, 2015, principal payments in the aggregate amount of $157,374 were made on these capital leases, and interest expense in the amount of $11,473 was recorded.
	$69,022	$226,397

Financing agreement for capital equipment in the original amount of $101,635 payable in monthly installments of $3,497, including principal and interest at the rate of 14.5% due through June 15, 2018. During the three and nine months ended September 30, 2015, principal payments in the amount of $6,896 were made on this financing agreement, and interest in the amount of $3,538 was recorded.	$94,739	$-

Secured vehicle lease payable at an effective interest rate of 8.26% for purchase of a truck payable in monthly installments (including principal and interest) of $519 through June 2015. This lease was fully paid in June 2015. During the nine months ended September 30, 2015, the Company made payments in the aggregate amount of $3,116 on this lease, consisting of $3,042 of principal and $74 of interest.	$-	$3,042

Total	$6,067,164	$4,673,704

Less: Discount	(647,565)	(396,678)

Net	$5,419,599	$4,277,026

	September 30, 2015	December 31, 2014
Current maturities, net of discount	$1,933,422	$825,311
Long-term portion, net of discount	3,486,177	3,451,715
Total	$5,419,599	$4,277,026

	For the Three Months Ended September 30,
	2015	2014
Discount on Notes Payable amortized to interest expense:	$198,364	$115,765

	For the Nine Months Ended September 30,
	2015	2014
Discount on Notes Payable amortized to interest expense:	$396,678	$608,541

At September 30, 2015 and December 31, 2014, the Company had unamortized discounts to notes payable in the aggregate amount of $647,565 and $396,678, respectively.

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

Effective September 30, 2015, the Company entered into agreements (the “2015 Notes Payable Extension Agreement”) with certain convertible notes holders regarding seventeen convertible notes in the aggregate amount of $647,565 in principal and $599,862 in accrued interest, whereby the maturity date of each note and accrued interest was extended to July 1, 2017. In addition, the expiration dates of the following warrants were to extended to July 1, 2017: warrants to purchase 2,294,493 shares of common stock at a price of $0.575, with a previous expiration date of February 1, 2017; warrants to purchase 448,012 shares of common stock at a price of $0.55, with a previous expiration date of February 1, 2017; and warrants to purchase 94,783 shares of common stock at a price of $0.25, with a previous expiration date of February 1, 2016.  At September 30, 2015, the Company wrote-off the balance of the existing balance of the discount on convertible notes payable in the amount of $198,364, and recorded a new discount on the convertible notes which was attributable to the 2015 Notes Payable Extension Agreement in the aggregate amount of $647,565,   which was charged to additional paid-in capital.  The discount will be amortized over the term of the related notes.

14.  RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2015:

During the nine months ended September 30, 2015, the Company extended the expiration date to December 31, 2015 of certain options to purchase a total of 277,500 shares of the Company’s common stock which were held by board members and key employees.  The Company valued the options at the extended due dates using the Black-Scholes valuation model, and charged the amount of $146 to operations during the period ended September 30, 2015. (See note 16).

At September 30, 2015, the Company has loans receivable outstanding in the aggregate amount of $426,342 from four individuals who were previously owners of The Fresh Diet. The Company also has a loan receivable in the amount of $34,899 from a previously related entity.

During the three months ended September 30, 2015, the Company issued 25,000 shares of common stock with a value of $42,500 to the President of The Fresh Diet pursuant to his employment agreement.

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

15.  COMMITMENTS AND CONTINGENT LIABILITIES

Pursuant to the OFB acquisition, the Company is contingently liable for certain performance-based payments over the twenty-four months following the acquisition date. The Company believes it is likely that these payments will be made, and accordingly recorded the entire amount of $225,000 as a contingent liability on its balance sheet at acquisition. During the three and nine months ended September 30 2015, payments in the aggregate amount of $26,250 and $52,500  have been made under this contingent liability; at September 30, 2015, the balance of the contingent liability is $120,000 related to the OFB acquisition.

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

On June 1, 2012, nine persons, on behalf of themselves and others similarly situated, filed a Collective and Class Action Complaint in the New York Federal District Court, Southern District, against Late Night Express Courier Services, Inc. (FL) (“LNE”) and The Fresh Diet Inc. (“The Fresh Diet”) and certain individuals entitled Hernandez, et al. v. The Fresh Diet Inc., et al., Case No. 12 CV 4339.  On or about October 26, 2012, Plaintiffs filed an Amended Complaint (“Complaint”) adding additional individual Defendants.  The Complaint seeks to recover alleged unpaid overtime wages on behalf of drivers for LNE who delivered meals to The Fresh Diet customers in the tri-state area.  After a number of procedural motions, and Court decisions, including the Court’s denial of plaintiffs’ motion to have the litigation proceed as a class action on behalf of all drivers, the parties agreed to a settlement in principle which will shortly be submitted to the Court.  The settlement entails a release by plaintiffs of all claims against all defendants, and a payment to plaintiffs of a total of $328,989, and to their counsel of $150,000.  On or about February 24, 2015, a second action was filed in the New York Federal District Court, Southern District, on behalf of 6 additional driver-Plaintiffs entitled Hernandez, et al. v. The Fresh Diet Inc., et al. 15 CV 1338, containing essentially the same allegations, and adding the Company as a party defendant because of its acquisition of The Fresh Diet.  In addition, two of the Plaintiffs from the original action also joined the second lawsuit asserting claims for retaliation.  This case is pending before the same Judge as the first case, Hon. Anton Carter.  The action has been stayed by agreement of the parties, until the settlement of the first action has been implemented.  The second action is in its early stages with anticipated motions to dismiss and, therefore, it is too early to speculate as to its outcome.  However, it is anticipated that the parties will initiate settlement discussions in January along the same lines as the settlement of the first litigation, albeit at greatly reduced amounts.
On October 28, 2013, a purported class action was filed in the California Superior Court, Los Angeles Division, entitled Jerry Aviles v. The Fresh Diet Inc., et al., Case No. BC 599373.  The complaint alleges purported violations of the California Automatic Renewal Law, in that the Fresh Diet offering materials do not contain in a prominent place appropriate language relating to automatic renewal of the program they purchased, in violation of Cal. Bus. & Prof. §17603, et al.  The litigation has just begun and so, therefore, it is too early to assess the chances of success and whether the Court will grant class action status and, if so, whether there are additional deficiencies in the lawsuit.  The Complaint does not set forth any monetary damage allegations.  The defendant’s time to answer or move with respect to the Complaint or remove the case to the Federal Court does not expire until November 30, 2015.

16. EQUITY

Common Stock

At September 30, 2015 and December 31, 2014, a total of 700,663 shares are deemed issued but not outstanding by the Company.

Nine months ended September 30, 2015:

On March 6, 2015, we completed a round of financing of $3,061,618 through the sale of 3,178,420 restricted shares of our common stock at a price per share of $0.9646.  Simultaneously, we also raised an additional $1,226,978 through the sale of 943,829 restricted shares of our common stock at a price per share of $1.30 for total proceeds of $4,288,596.  Approximately 2.1 Million shares are subject to a one year lock up.  No warrants or other convertible securities were involved in the financing and the financing was completed by officers of the Company without requiring the services of a placement agent or the payment of any fees or commissions.  The financing was an exempt private placement under Regulation D (Rule 506(b)) with offers and sales made only to “accredited investors” without the use of public advertising.

On March 6, 2015, the Company paid $3,000,000 cash for the purpose of acquiring, in a block sale, the shares of Monolith Ventures Ltd, a former shareholder of The Fresh Diet, who agreed to sell its position of 3,110,063 shares at a price of $0.9646 per share. The Company cancelled these 3,110,063 shares during the three months ended March 31, 2015.

On March 18, 2015, the Company issued 727,270 shares of common stock to Alpha Capital Anstalt for cash proceeds of $400,000 upon the exercise of warrants with an exercise price of $0.55 per share.

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

On September 25, 2015, the Company agreed to issue 533,913 shares of common stock pursuant to the exercise of warrants with a purchase price of $0.575 per share, for cash proceeds of $307,000.

On September 30, 2015, the Company recorded the issuance of 25,000 shares of common stock with a fair value of $42,500 to an employee pursuant to an employment agreement.

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

Warrants

The following table summarizes the significant terms of warrants outstanding at September 30, 2015. These warrants may be settled in cash and, unless the underlying shares are registered, via cashless conversion, into shares of the Company’s common stock at the request of the warrant holder. These warrants were granted as part of a financing agreement:

		Weighted	Weighted		Weighted
		average	average		average
Range of	Number of	remaining	exercise		exercise
exercise	warrants	contractual	price of	Number of	price of
Prices	Outstanding	life (years)	outstanding Warrants	warrants Exercisable	exercisable Warrants
$0.010	700,000	4.63	$0.010	700,000	$0.010

$0.250	94,783	1.75	$0.250	94,783	$0.250

$0.550	448,011	1.75	$0.550	448,011	$0.550

$0.575	2,294,492	1.59	$0.575	2,294,493	$0.575
	3,537,286	2.59	$0.451	3,537,287	$0.451

Transactions involving warrants are summarized as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Warrants outstanding at December 31, 2014	4,798,469	$0.480

Granted	-	-
Exercised	(1,261,183)	0.561
Cancelled / Expired	-	-

Warrants outstanding at September 30, 2015	3,537,286	$0.451

During the three months ended September 30, 2015, warrants to purchase a total of 533,913 shares of common stock at a price of $0.575 per share were exercised for a total of $307,000.

During the nine months ended September 30, 2015, warrants to purchase a total of 1,261,183 shares of common stock at a weighted average price of $0.561 were exercised for a total of $707,000.

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

Options

The following table summarizes the changes outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.350	1,170,000	1.92	$0.350	1,170,000	$0.350

$0.380	92,500	0.25	$0.380	92,500	$0.380

$0.400	275,000	1.26	$0.400	150,000	$0.400

$0.450	92,500	0.25	$0.450	92,500	$0.450

$0.474	92,500	0.25	$0.474	92,500	$0.474

$0.480	92,500	0.25	$0.480	92,500	$0.480

$0.570	225,000	2.26	$0.570	225,000	$0.570

$1.310	75,000	2.92	$1.310	12,500	$1.310

$1.440	15,000	1.09	$1.440	15,000	$1.440

$1.460	100,000	2.75	$1.460	100,000	$1.460

$1.500	15,000	2.67	$1.500	15,000	$1.500

$1.600	310,000	2.26	$1.600	310,000	$1.600

$1.900	15,000	2.09	$1.900	15,000	$1.900

$2.000	500,000	1.42	$2.000	500,000	$2.000

$2.400	20,000	2.67	$2.400	20,000	$2.400

$3.400	30,000	2.67	$3.400	30,000	$3.400
	3,120,000	1.70	$0.890	2,932,500	$0.902

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2014	3,245,000	$0.822

Granted	65,000	$2.654
Exercised	(190,000)	0.431
Cancelled / Expired	-	$-

Options outstanding at September 30, 2015	3,120,000	$0.890

Aggregate intrinsic value of options outstanding and exercisable at September 30, 2015 and 2014 was $1,268,030 and $2,124,120, respectively.  Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $1.02 and $1.42 as of September 30, 2015 and 2014, respectively, and the exercise price multiplied by the number of options outstanding.

During the nine months ended September 30, 2015, the Company extended the expiration date of certain options to purchase a total of 277,500 shares of the Company’s common stock which were held by board members and key employees. The expiration dates of options to purchase 92,500 shares of common stock at a price of $0.38 per share were extended from March 31, 2015 to December 31, 2015; the expiration dates of options to purchase 92,500 shares of common stock at a price of $0.45 per share were extended from June 30, 2015 to December 31, 2015; and the expiration dates of options to purchase 92,500 shares of common stock at a price of $0.474 per share were extended from September 30, 2015 to December 31, 2015.  The Company valued the options at the extended due dates using the Black-Scholes valuation model, and charged the amount of $146 to operations during the period ended March 31, 2015.

During the three and nine months ended September 30, 2015, the Company charged a total of $9,959 and $95,873, respectively, to operations related to recognized stock-based compensation expense for employee stock options; during the three and nine months ended September 30, 2014, the Company charged a total of $95,304 and $143,262, respectively, to operations related to recognized stock-based compensation expense for employee stock options.

Accounting for warrants and stock options

The Company valued warrants and options using the Black-Scholes valuation model utilizing the following variables:

	September 30,	September 30,
	2015	2014
Volatility	47.35%	89.42 – 189.71%
Dividends	$-	$-
Risk-free interest rates	0.99%	0.37%
Term (years)	3.00	4.00

Restricted Stock Units (“RSUs”)

The Company has issued restricted stock units (“RSUs”) for the potential issuance of shares of the Company’s common stock for the purpose of aligning executives and employees of the Company and for the purpose of compensation for serving as members of the Board of Directors of the Company and for the purposes of retaining qualified personnel at compensation levels that otherwise would not be available should the company have been required to pay certain salaries in cash only. Certain of the RSUs were issued to employees of The Fresh Diet (“Employee RSUs”) and certain RSUs were issued to the executive officers of the Company (“Executive RSUs”) and certain RSUs were issued to members of the board of directors of the Company (“Board RSUs”). With respect to the Executive RSUs,  the Company’s executive officers were awarded an aggregate number of RSUs which vest according the following schedule, provided the performance conditions are met: 322,466 RSU’s vested on January 1, 2015, 390,000 RSUs vested on  July 1, 2015 and 300,000 RSU’s vest on December 31, 2015; 75,000 RSU’s vest on May 1, 2016, 90,000 RSU’s vest on July 1, 2016 and 600,000 RSUs vest on December 31, 2016 and 890,000 RSUs vest on July 1, 2017 and 300,000 RSU’s vest solely upon the achievement of performance goals and the continued employment with the Company.    The members of the Company’s Board of Directors were awarded an aggregate number of RSU’s which vest according to the following schedule:  270,000 RSU’s vest on July 1, 2015; 270,000 RSU’s vest on July 1, 2016; and 270,000 RSU’s vest on July 1, 2017.

The Employee RSUs issued to certain nonexecutive employees of the Company were issued either partially in lieu of salary, future bonuses or a combination of both bonus and salary. The Employee RSUs vest according to the following schedule: 600,000 shares vested on July 1, 2015 and on December 31, 2015 an additional 600,000 shares will vest. On December 31, 2016 an additional 1.2 million shares will vest and an additional 1.6 million shares will vest on July 1, 2017. Vesting is contingent on being an employee of the Company at the time of vesting. In addition, there are restrictions on the sale of such vested stock including aggregate volume restrictions and no Employee RSU shares can be sold below $2.50 per share. In addition, up to an additional 25,000 shares will vest on a monthly basis. Vesting is contingent on continued employment at the time of vesting and the Company stock price closing above $2.50 per share for 20 straight days. In addition there are restrictions on the sale of such vested stock including aggregate volume restrictions and no shares can be sold below $2.50 per share.

The Company estimated that the stock-price goals of the Company’s stock price closing above $2.50 per share for 20 straight days have a 90% likelihood of achievement, and these RSUs were valued at 90% of their face value. The Company estimated that the revenue targets had a 100% likelihood of achievement, and these RSUs were valued at 100% of their face value.  We recognized stock-based compensation expense of in a straight-line manner over the vesting period of the RSUs. This resulted in stock-based compensation expense of $1,128,170 and $3,287,219, respectively, related to recognition of RSUs during the three and nine months ended September 30, 2015.

17. NONCONTROLLING INTEREST

The carrying value and ending balance of the noncontrolling interest at September 30, 2015 was calculated as follows:

Balance of noncontrolling interest at December 31, 2014	$1,184
Loss attributable to noncontrolling interest for the nine months ended September 30, 2015	(1,544)
Ending balance of noncontrolling interest at September 30, 2015	$(360)

18. SUBSEQUENT EVENTS

In October 2015, the Company issued 125,000 shares of common stock to its CEO pursuant to the exercise of RSUs. The Company also issued 21,126 shares of common stock under the terms of the acquisition of the Haley Group.

In November 2015, related to a $1 million investor agreement, The Fresh Diet received an initial funding from a group of investors in the amount of $342,000.

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

Certain information contained in this discussion and elsewhere in this report may include "forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Private Securities Litigation Reform Act will not apply to certain  "forward looking statements” because we issued "penny stock" (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3(a)(51-1) under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on our behalf.  For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may",  "will", "expect", "believe",  "explore",  "consider",  "anticipate",  "intend", "could", "estimate",  "plan", "propose" or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

•	Our ability to raise capital necessary to sustain our anticipated operations and implement our business plan,

•	Our ability to implement our business plan,

•	Our ability to generate sufficient cash to pay our lenders and other creditors,

•	Our ability to integrate the operations of our acquired businesses,

•	Our dependence on one major customer,

•	Our ability to employ and retain qualified management and employees,

•	Our dependence on the efforts and abilities of our current employees and executive officers,

•	Changes in government regulations that are applicable to our current or anticipated business,

•	Changes in the demand for our services,

•	The degree and nature of our competition,

•	The lack of diversification of our business plan,

•	The general volatility of the capital markets and the establishment of a market for our shares, and

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

Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $29,429 for doubtful accounts receivable at September 30, 2015, and $33,026 at September 30, 2014. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

Relationship with U.S. Foods

The Company’s largest customer, US Foods, Inc. and its affiliates, accounted for approximately 48% and 57% of total sales in the three months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015 and 2014, sales to USF accounted for 44% and 68% of total sales, respectively. A contract between our subsidiary, Food Innovations, Inc., and USF entered an optional renewal period in December 2012 but was automatically extended for an additional 12 months in each of January 1, 2013 and 2014.  On January 26, 2015 we executed a Vendor Program Agreement between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods, Inc.  The term of the Agreement is from January 1, 2015 through December 31, 2016 and provides for up to three (3) automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew.

RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the three and nine months ended September 30, 2015 and 2014.

This discussion may contain forward looking-statements that involve risks and uncertainties. Our future results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenue

Revenue increased by $3,371,768 or approximately 38% to $12,129,702 for the three months ended September 30, 2015 from $8,757,934 in the prior year.  Approximately $2,332,768 (or 69%) of the increase was attributable to revenue associated with The Fresh Diet, Inc. which the Company acquired effective August 15, 2014, and approximately $1,039,078 (or 31%) of the increase was due to organic growth of the Company.  In addition, as a result of the acquisition, pursuant to GAAP accounting rules governing the fair value of deferred revenue in an acquisition, the Company’s gross sales were reduced in the amount of $13,538 due to the amortization of the discount on acquired deferred revenue.

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

Cost of goods sold

Our cost of goods sold for the three months ended September 30, 2015 was $9,214,143, an increase of $2,636,976 or approximately 40% compared to cost of goods sold of $6,577,167 for the three months ended September 30, 2014. The increase was primarily attributable to costs associated with The Fresh Diet, which the Company acquired effective August 15, 2014 and to an increase in organic revenues. Cost of goods sold is made up of the following expenses for the three months ended September 30, 2015: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $4,188,276; and kitchen operating expenses including payroll, rents, depreciation, and preparation; shipping and delivery expenses including payroll and handling; and purchase allowance expenses in the amount of $5,025,867.  Total gross margin was approximately 24.0% of sales in 2015, compared to approximately 24.9% of sales in 2014. The decrease in gross margins for 2015 are primarily attributable to the operations of The Fresh Diet which we acquired on August 15, 2014. The operations of The Fresh Diet also included a non-cash operational charge associated with the valuation of deferred revenues which had the effect of lowering Fresh Diet’s gross margin.

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

Selling, general and administrative expenses

Selling, general, and administrative expenses increased by $3,172,688 or approximately 119% to $5,846,524 during the three months ended September 30, 2015 compared to $2,673,836 for the three months ended September 30, 2014. The increase in selling, general, and administrative expenses was primarily due to costs associated with The Fresh Diet, which the Company acquired effective August 15, 2014, and to an increase in non-cash compensation costs.

Other Income

Other income decreased by $20,095 to $5,400 during the three months ended September 30, 2015 compared to $24,495 for the three  months ended September 30, 2014.  During the three months ended September 30, 2015, the Company sold one of its investments in a food related company for a gain of $5,400; there was no such transaction in the prior year. During the three months ended September 30, 2014, the Company recorded a gain on the sale of property and equipment in the amount of $24,495.  There was no  such transaction in the current year.

Interest expense, net

Interest expense, net of interest income, increased by $98,325 or approximately 67% to $244,812   during the three months ended September 30, 2015, compared to $146,487 during the three months ended September 30, 2014.  Approximately 19% or $48,090 of the interest expense was accrued or paid interest on the company’s notes payable; approximately 81% or $198,364 of the interest was a non-cash GAAP accounting charge associated with the amortization of the discounts on the Company’s notes payable.

Net income attributable to variable interest entities

During the three months ended September 30, 2014, the Company recognized income of $39,563 from a variable interest entity acquired as part of the acquisition of The Fresh Diet.

Net (Loss) Income attributable to Innovative Food Holdings, Inc.

For the reasons above, the Company had a net loss for the three months ended September 30, 2015 of ($3,170,377) which is an increase of ($2,516,753) or approximately 385% compared to a net loss of $653,624 during the three months ended September 30, 2014, although approximately $1,392,530 or 44%, of such loss was due to non-cash GAAP accounting charges including the amortization of the discount on deferred revenues acquired, non-cash compensation expense and amortization of discounted notes.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenue

Revenue increased by $15,083,593 or approximately 73% to $35,844,020 for the nine months ended September 30, 2015 from $20,760,427 in the prior year.  Approximately $11,836,510 (or 78%) of the increase was attributable to revenue associated with The Fresh Diet, Inc. which the Company acquired effective August 15, 2014, and approximately $3,247,083 (or 22%) of the increase was due to organic growth of the Company.  In addition, as a result of the acquisition, pursuant to GAAP accounting rules governing the fair value of deferred revenue in an acquisition, the Company’s gross sales were reduced in the amount of $374,765 due to the amortization of the discount on acquired deferred revenue.

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

Cost of goods sold

Our cost of goods sold for the nine months ended September 30, 2015 was $26,170,250, an increase of $11,398,952 or approximately 77% compared to cost of goods sold of $14,771,298 for the nine months ended September 30, 2014. The increase was primarily attributable to costs associated with The Fresh Diet, which the Company acquired effective August 15, 2014 and to an increase in organic revenues. Cost of goods sold is made up of the following expenses for the nine months ended September 30, 2015: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $11,485,726; and kitchen operating expenses including payroll, rents, depreciation, and preparation; shipping and delivery expenses including payroll and handling; and purchase allowance expenses in the amount of $14,684,524.  Total gross margin was approximately 27% of sales in 2015, compared to approximately 28.8% of sales in 2014. The decrease in gross margins for 2015 are primarily attributable to the operations of The Fresh Diet which we acquired on August 15, 2014. The operations of The Fresh Diet also included a non-cash operational charge associated with the valuation of deferred revenues which had the effect of lowering Fresh Diet’s gross margin.

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

Selling, general and administrative expenses

Selling, general, and administrative expenses increased by $10,963,757 or approximately 205% to $16,308,810 during the nine months ended September 30, 2015 compared to $5,345,053 for the nine months ended September 30, 2014. The increase in selling, general, and administrative expenses was primarily due to an increase in non-cash compensation costs and to costs associated with The Fresh Diet, which the Company acquired effective August 15, 2014.

Other Income

Other income was $5,400 during the nine months ended September 30, 2015 compared to $45,495 for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, the Company sold one of its investments in a food related company to a private equity firm for a gain of $5,400; there was no comparable transaction in the prior year. During the nine months ended September 30, 2014, the Company recorded a gain on the sale of property and equipment in the amount of $24,495; the Company also recorded an adjustment of the contingent liability due to The Haley Group, LLC pursuant to the terms of the Haley acquisition in the amount of $21,000.  There were no comparable transactions in the current year.

Interest expense

Interest expense, net of interest income, decreased by $179,041 or approximately 26% to $508,744 during the nine months ended September 30, 2015, compared to $687,785during the nine months ended September 30, 2014.  Approximately $112,066 or 22% of the interest expense was accrued or paid interest on the company’s notes payable; approximately 78% or $396,678 of the interest was a non-cash GAAP accounting charge associated with the amortization of the discounts on the Company’s notes payable.

Net Income attributable to variable interest entities

During the nine months ended September 30, 2015, the Company recognized a loss of $1,544 from a variable interest entity acquired as part of the acquisition of The Fresh Diet. During the nine months ended September 30, 2014, the Company recognized income of $39,653 from a variable interest entity acquired in the acquisition of The Fresh Diet.

Net (Loss) Income attributable to Innovative Food Holdings, Inc.

For the reasons above, the Company had a net loss for the nine months ended September 30, 2015 of $7,136,840 which is an increase in loss of ($7,099,063) compared to a net loss of $37,777 during the nine months ended September 30, 2014, although approximately $4,236,181 or 59% of such loss was due to non-cash GAAP accounting charges including the amortization of the discount on deferred revenues acquired, non-cash compensation expense and amortization of discounted notes.

Liquidity and Capital Resources

As of September 30, 2015, the Company had current assets of $5,941,959 consisting of cash and cash equivalents of $2,365,040; trade accounts receivable of $1,598,240; inventory of $1,046,237; other current assets of $471,201; and amount due from related parties of $461,241.  Also at September 30, 2015, the Company had current liabilities of $13,882,387, consisting of accounts payable and accrued liabilities of $4,320,261 (of which $494,292  was payable to related parties); deferred revenue of $3,870,851; amount due under revolving credit facilities of $1,394,167; accrued interest of $724,486 (of which $100,179 was payable to related parties); current portion of notes payable, net of discounts, of $1,822,922; contingent liabilities of $570,000; and current portion of notes payable – related parties of $110,500.  In addition, current liabilities included a deferred tax liability of $1,069,200, which is related to intangible assets acquired in The Fresh Diet transaction.  The deferred tax liability may be adjusted based on the value of assets but does not affect the Company’s current profitability or current cash obligations.

During the nine months ended September 30, 2015, the Company had cash used in operating activities in the amount of $3,754,630.  This consisted of the Company’s net loss of ($7,138,384), offset by non-cash charges for the amortization of discount on notes payable of $396,678; gain on sale of investment of $5,400; decrease in allowance for doubtful accounts of $515; depreciation and amortization of $925,710; and stock based compensation in the amount of $3,464,738.  The Company’s cash position also decreased by $1,397,457 as a result of changes in the components of current assets and current liabilities.

The Company had cash used in investing activities of $4,395,433 for the nine months ended September 30, 2015, which consisted of $3,000,000 cash paid to re-acquire shares originally issued in The Fresh Diet acquisition and $1,454,833 for the purchase of property and equipment, offset by cash received of $59,400 from the sale of an investment.

The Company had cash generated by financing activities of $7,402,577 for the nine months ended September 30, 2015, which consisted of $4,288,596 from the sale of common stock and $788,860 from the exercise of options and warrants; $1,980,000 from the issuance of notes payable, offset by $523,905 of principal payments on notes payable; borrowings of $1,033,296 (net of repayments ) on revolving credit facilities; and principal payments on and capital leases of $164,270.

The Company had net working capital deficit of $7,940,428 as of September 30, 2015.  We have generated positive cash flow from operations during the years ended December 31, 2014 and 2013. In addition, the Company’s auditors previously removed the going concern qualification to the audit opinion on the Company’s financial statements for the year ended December 31, 2012.  The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines.  Currently, we do not have any material long-term obligations other than those described in Note 13 to the financial statements included in this report. As we seek to increase our sales of new items and enter new markets, acquire new businesses as well as identify new and other consumer and food service oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

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

In September, 2015, the Company issued  533,913 shares of common stock pursuant to the exercise of warrants with a purchase price of $0.575 per share, for cash proceeds of $307,000.

During the nine months ended September 30, 2015, IVFH provided The Fresh Diet with cash loans totaling $5,519,635. This amount consists of cash loans of $5,515,000, and expenses paid on behalf of The Fresh Diet of $4,635.  At September 30, 2015, IVFH has loaned The Fresh Diet a total of $7,688,621, consisting of cash loans of $7,600,000, and expenses paid on behalf of The Fresh Diet of $88,621.  Under intercompany GAAP consolidation rules relating to the elimination of intercompany debt, these  loans were consolidated  in the Company’s financial statements for the three and nine months ended September 30, 2015 and for that reason do not appear as line items on the Company’s financial statements at September 30, 2015.

2015 Plans

During 2015, we began to successfully implement our plan to focus our efforts towards increasing sales in our existing foodservice operations and to grow our business by expanding our focus to additional specialty foods markets in the foodservice sector.  As part of that ongoing effort, we are continuing to explore the introduction of a variety of new product categories and new product lines, to leverage our existing foodservice and consumer customer base. In addition, we plan on focusing on our efforts on preparing for the announced spinoff of Fresh Diet and to working with The Fresh Diet to position it for future growth.

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

Subsequent Events

In October 2015, the Company issued 125,000 shares of common stock to its CEO pursuant to the exercise of RSUs. The Company also issued 21,126 shares of common stock under the terms of the acquisition of the Haley Group.

In November 2015, related to a $1 million investor agreement, The Fresh Diet received an initial funding from a group of investors in the amount of $342,000.

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

On June 1, 2012, nine persons, on behalf of themselves and others similarly situated, filed a Collective and Class Action Complaint in the New York Federal District Court, Southern District, against Late Night Express Courier Services, Inc. (FL) (“LNE”) and The Fresh Diet Inc. (“The Fresh Diet”) and certain individuals entitled Hernandez, et al. v. The Fresh Diet Inc., et al., Case No. 12 CV 4339.  On or about October 26, 2012, Plaintiffs filed an Amended Complaint (“Complaint”) adding additional individual Defendants.  The Complaint seeks to recover alleged unpaid overtime wages on behalf of drivers for LNE who delivered meals to The Fresh Diet customers in the tri-state area.  After a number of procedural motions, and Court decisions, including the Court’s denial of plaintiffs’ motion to have the litigation proceed as a class action on behalf of all drivers, the parties agreed to a settlement in principle which will shortly be submitted to the Court.  The settlement entails a release by plaintiffs of all claims against all defendants, and a payment to plaintiffs of a total of $328,989, and to their counsel of $150,000.  On or about February 24, 2015, a second action was filed in the New York Federal District Court, Southern District, on behalf of 6 additional driver-Plaintiffs entitled Hernandez, et al. v. The Fresh Diet Inc., et al. 15 CV 1338, containing essentially the same allegations, and adding the Company as a party defendant because of its acquisition of The Fresh Diet.  In addition, two of the Plaintiffs from the original action also joined the second lawsuit asserting claims for retaliation.  This case is pending before the same Judge as the first case, Hon. Anton Carter.  The action has been stayed by agreement of the parties, until the settlement of the first action has been implemented.  The second action is in its early stages with anticipated motions to dismiss and, therefore, it is too early to speculate as to its outcome.  However, it is anticipated that the parties will initiate settlement discussions in January along the same lines as the settlement of the first litigation, albeit at greatly reduced amounts.

On October 28, 2013, a purported class action was filed in the California Superior Court, Los Angeles Division, entitled Jerry Aviles v. The Fresh Diet Inc., et al., Case No. BC 599373.  The complaint alleges purported violations of the California Automatic Renewal Law, in that the Fresh Diet offering materials do not contain in a prominent place appropriate language relating to automatic renewal of the program they purchased, in violation of Cal. Bus. & Prof. §17603, et al.  The litigation has just begun and so, therefore, it is too early to assess the chances of success and whether the Court will grant class action status and, if so, whether the plaintiff is an adequate class representative.  The Complaint does not set forth any monetary damage allegations.  The defendant’s time to answer or move with respect to the Complaint or remove the case to the Federal Court does not expire until November 30, 2015.

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

SIGNATURE	TITLE	DATE

/s/ Sam Klepfish	Chief Executive Officer	November 16, 2015
Sam Klepfish

/s/ John McDonald	Principal Financial Officer	November 16, 2015
John McDonald