Form 10-K
period 2015-12-31
INNOVATIVE FOOD HOLDINGS INC
filed 2016-03-30
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2015

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $25,947,727 as of June 30, 2015, based upon a closing price of $1.16 per share for the registrant’s common stock on such date.

On March 25, 2016, a total of 23,572,823 shares of our common stock were outstanding.

Index

INNOVATIVE FOOD HOLDINGS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

On August 15, 2014, pursuant to a merger agreement (the “Fresh Diet Merger Agreement”), the Company acquired The Fresh Diet, Inc. (“The Fresh Diet” or “FD”) through a reverse triangular merger as the registrant created a subsidiary corporation (FD Acquisition Corp) that merged with and into FD with FD being the surviving corporation and becoming a wholly-owned subsidiary of the Company. The purchase price consisted of 10,000,000 shares of the Company’s common stock valued at $14,000,000. The majority of FD’s current liabilities consisted of approximately $3.8 million of deferred revenues and approximately $2.1 million in short term commercial loans and there were additional ordinary course of business expenses such as trade payables, payroll and sales taxes which vary from month to month. In addition, it had  some long term obligations the bulk of which consist of interest free loans from FD’s former shareholders in the amount of approximately $2.2 million which are not due for three years.  Prior to the merger FD had purchased an immaterial amount of product from the Company.  FD operated as an independent subsidiary subject to oversight of its board of directors and the Company’s President and CEO.  Effective February 23, 2016,  the Company closed a transaction to sell 90% of our ownership in FD to New Fresh Co., LLC, a Florida limited liability company controlled by the former founder of FD who was appointed Interim CEO of FD on February 9, 2016.  The consideration to Innovative Food Holdings consisted primarily of a restructuring of our loans, which includes the ability to convert to additional amounts of FD under certain circumstances. There is no continuing cash inflows or outflows from or to the discontinued operations.

Our Operations

Our business is currently conducted by our wholly-owned subsidiaries, Artisan, Food Innovations, Food New Media Group, Inc. (“FNM”), OFB, Gourmet Food Service Group, Inc. (“GFG”), Gourmet Foodservice Warehouse, Inc., Gourmeting, Inc., The Haley Group, Inc. (“Haley”), 4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.), (“Gourmet” and collectively with IVFH and its other subsidiaries, the “Company” or “IVFH”).  Since its incorporation, the Company primarily through FII’s relationship with thousands of specialty foodservice products including US Foods, Inc.  (“U.S. Foods” or “USF”), has been in the business of providing premium restaurants, within 24 – 72 hours, with the freshest origin-specific perishable, and healthcare products shipped directly from our network of vendors and from our warehouses. Our customers include restaurants, hotels, country clubs, national chain accounts, casinos, hospitals and catering houses.  Gourmet has been in the business of providing consumers with gourmet food products shipped directly from our network of vendors and from our warehouses within 24 – 72 hours. GFG is focused on expanding the Company’s program offerings to additional customers.  In our business model, we receive orders from our customers and then work closely with our suppliers and our warehouse facilities to have the orders fulfilled.  In order to maintain freshness and quality, we carefully select our suppliers based upon, among other factors, their quality, uniqueness, reliability and access to overnight courier services.

Index

Artisan is a supplier of over 1,500 niche gourmet products to over 500 customers such as chefs, restaurants, etc. in the Greater Chicago area and also serves as a national fulfillment center for the Company’s other subsidiaries. Haley is a dedicated foodservice consulting and advisory firm that works closely with companies to access private label and manufacturers’ label food service opportunities with the intent of helping them launch and commercialize new products in the broadline foodservice industry and get products distributed via national broadline food distributors. Haley is a dedicated foodservice consulting and advisory firm that works closely with companies to access private label and manufacturers’ label food service opportunities with the intent of helping them launch and commercialize new products in the foodservice industry. OFB is an outsourced national sales and brand management team for emerging organic and specialty food CPG companies and provides  emerging CPG specialty food brands distribution and shelf placement access in all of the  major metro markets in the food retail industry.

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

Index

Relationship with U.S. Foods

We have historically sold the majority of our products, $22,218,034 and $18,446,745 for the years ended December 31, 2015 and 2014, respectively (72% and 71% of total sales in the years ended December 31, 2015 and 2014, respectively) through a distributor relationship between FII and Next Day Gourmet, L.P., a subsidiary of U.S. Foods, a leading broadline distributor. On January 26, 2015 we executed a contract between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods.  The term of the Agreement is from January 1, 2015 through December 31, 2016 and provides for up to three (3) automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew.

Growth Strategy

While the U.S. economic recovery remains fragile, there appears to be much for the specialty food industry to celebrate. According to The  Specialty Food Association, specialty food sales during 2014 grew to over $109 billion which represents a 22% increase over 2012 ; with sale to consumers in retail foodservice at approximately $85 billion and sales of specialty foodservice products of over $24.1 billion. Sales of specialty foods in the specialty foodservice channel have grown 30.7% or averaging approximately 10% per year between 2012 and 2014. For our continued growth within the specialty foodservice industry and the consumer specialty food industry , we rely on the availability to our customers of our chefs' culinary skills, a high level of personal customer service, premium quality products, new product introductions, and continued expansion of our marketing activities with new and existing customers in both the specialty foodservice space and the consumer specialty food space.

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

In addition to attempting to grow our current business, we believe that there are lateral opportunities in the food industry. We may consider the possibility of acquiring a specialty  food manufacturer, or specialty food distributor at some future point in time. We anticipate that, given our current cash flow levels, any acquisition could potentially involve the issuance of additional shares of our common stock or third party financing, which may not be available on acceptable terms. No acquisition will be consummated without thorough due diligence. No assurance can be given that we will be able to identify and successfully conclude negotiations with any potential target.

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

Competition

While we face intense competition in the marketing of our products and services, it is our belief that there is no other single company in the United States that offers such a broad range of customer service oriented, quality, chef driven products and specialty gourmet meals, for delivery from same day to 72 hours..  Our primary competition in both areas is from local purveyors that supply a limited local market and have a limited range of products and from other specialty gourmet distributors. However, many purveyors are well established, have reputations for success in the development and marketing of these types of products and services and have significantly greater financial, marketing, distribution, personnel and other resources. These financial and other capabilities permit such companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors such as us, to enter into new markets and introduce new products and services.

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

Employees

We currently employ 46 full-time employees, including 6 chefs and 2 executive officers. We believe that our relations with our employees are satisfactory. None of our employees are represented by a union.

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

ITEM 1A. Risk Factors

Prior to 2013, We Have a History of Losses Requiring Us to Seek Additional Sources of Capital

As of December 31, 2015, we had an accumulated deficit of $37,570,402.   We cannot assure you that we can achieve profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, or other extraordinary events occur, we will incur losses. Our possible success is dependent upon the successful development and marketing of our services and products, as well as continued expansion of our products and customers, as to which we can give no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel, marketing and promotions, reduced margins caused by competitive pressures and other economic and non-economic factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. In addition, we could require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. We can give no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Our inability to obtain sufficient funds from our operations or external sources could require us to curtail or cease operations.

We Have Historically Derived Substantially All of Our Revenue From One Client and if We Were to Lose Such Client and Be Unable to Generate New Sales to Offset Such Loss, We May Be Forced to Cease or Curtail Our Operations.

In 2003, Next Day Gourmet initially contracted with our subsidiary, Food Innovations to handle the distribution of over 3,000 perishable and specialty food products to customers of USF. In February 2010, Food Innovations signed a new contract with USF that was scheduled to expire in December 2012 but was automatically extended for an additional 12 months in each of January 2013 and 2014 and in January 2015 we entered into a new contract with USF.  The term of the Agreement is from January 1, 2015 through December 31, 2016 and provides for up to three (3) automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew. Our sales through USF’s sales force generated gross revenues for us of $22,218,034 in the year ended December 31, 2015, and $18,446,745 in the year ended December 31, 2014. Those amounts contributed 72% and 71% respectively, of our total sales in those periods. Our sales efforts are for the most part substantially dependent upon the efforts of the USF sales force. Although we have generated revenues from additional customers other than USF, if our relationship with USF were to be materially changed and we are unable to generate substantial new sales to offset such loss, we may be forced to cease or curtail our operations.

Index

A Variety of Factors, Including Seasonality and the Economic Environment, May Cause Our Quarterly Operating Results to Fluctuate, Leading to Volatility in Our Stock Price.

Our quarterly results have fluctuated in the past and may fluctuate in the future, depending upon a variety of factors, including changes in economic conditions, shifts in the timing of holiday selling seasons, including Valentine’s Day, Easter, Halloween, Thanksgiving and Christmas.

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

We May Be Unable to Manage Our Growth Which Could Result in Our Being Unable to Maintain Our Operations.

Our strategy for growth is focused on continued enhancements and expansion to our existing business model, offering a broader range of services and products, affiliating with additional vendors and through possible joint ventures. Pursuing this strategy presents a variety of challenges. We may not experience an increase in our services to our existing customers, and we may not be able to achieve the economies of scale, or provide the business, administrative and financial services, required to sustain profitability from servicing our existing and future customer base. Should we be successful in our expansion efforts, the expansion of our business would place further demands on our management, operational capacity and financial resources. To a significant extent, our future success will be dependent upon our ability to maintain adequate financial controls and reporting systems to manage a larger operation and to obtain additional capital upon favorable terms. We can give no assurance that we will be able to successfully implement our planned expansion, finance its growth, or manage the resulting larger operations. In addition, we can give no assurance that our current systems, procedures or controls will be adequate to support any expansion of our operations. Our failure to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations.

The Specialty Food and Foodservice Industry is Very Competitive, Which May Result in Decreased Revenue for Us as Well as Increased Expenses Associated with Marketing Our Services and Products.

The specialty food and foodservice businesses are highly competitive.  We compete against other providers of quality foods, some of which sell their services globally, and some of these providers have considerably greater resources than we have. These competitors may have greater marketing and sales capacity, established distribution networks, significant goodwill and global name recognition.  Our e-commerce and product catalog websites and paper catalogs compete with other e-commerce websites and other catalogs, and other specialty foodservice providers that market lines of products similar to ours. We compete with national, regional and local businesses utilizing a similar strategy, as well as traditional specialty food distributors. The substantial sales growth in the direct-to-customer industry within the last decade has encouraged the entry of many new competitors, new business models, and an increase in competition from established companies. Furthermore, it may become necessary for us to reduce our prices in response to competition. This could negatively impact our ability to be profitable.

We Rely Upon Outside Vendors and Shippers for Our Specialty Food Products and Interruption in the Supply of Our Products or their Failure to Adhere to Our Quality Standards May Negatively Impact Our Revenues.

Shortages in supplies of the food products we sell may impair our ability to provide our services. Our vendors are independent and we cannot guarantee their future ability to source the products that we sell. Many of our products are wild-caught, and we cannot guarantee their availability in the future. Unforeseen strikes and labor disputes as well as adverse weather conditions may result in our inability to deliver our products in a timely manner. Also, if our suppliers fail to supply quality product in a timely and effective manner it could lead to an increase in recalls and customer litigation against us which could harm our brands’ images and negatively affect our business and operating results.  The success of our business depends, in part, on our ability to timely and effectively deliver merchandise (i.e. fresh products) to our customers. We cannot control all of the various factors that might affect our fulfillment rates in direct-to-customer sales.  We are heavily dependent upon one national carrier for the delivery of our fresh products to our customers. Accordingly, we are subject to risks, including labor disputes, union organizing activity, inclement weather, technology breakdowns, natural disasters, the closure of their offices or a reduction in operational hours due to an economic slowdown, possible acts of terrorism associated with their ability to provide delivery services to meet our shipping needs, disruptions or increased fuel costs, and costs associated with any regulations to address climate change. Since our customers rely on us to deliver their orders daily or within 24-72 hours, delivery delays could significantly harm our business.

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

o the inability to develop, introduce and market enhancements to our existing services and products or newservices and products on a timely basis; and

o the non-acceptance by the market of such new service and products.

If we misjudge either the market for our products or our customers’ purchasing habits, our sales may decline significantly which would negatively impact our business and operating results.

Any Acquisitions We Make or have made Could Result in Difficulties in Successfully Managing Our Business and Consequently Harm Our Financial Condition.

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

Client dissatisfaction or performance problems at a single acquired business could negatively affect our reputation.  The inability to acquire businesses on reasonable terms or successfully integrate and manage acquired companies, or the occurrence of performance problems at acquired companies, both prior and after acquisition, could result, or has resulted, in dilution, potential violations of bank covenants, unfavorable accounting treatment or one-time charges, and difficulties in successfully managing our business, requiring to expend additional effort and expense in obtaining waivers, settling matters and otherwise addressing any such issues.

Our Future Results Depend on Continued Evolution of the Internet and its Use by Consumers and Businesses for Buying Our Products.

Our future results can depend on  the use of the Internet for information, publication, distribution and commerce. Our growth may also be dependent on increasing availability to business consumers of broadband Internet access which will allow such persons to access higher-capacity content through the Internet. Our business could suffer if Internet usage and broadband availability does not continue to grow and evolve.  In addition, the concept of ordering food, including ingredients is a relatively new concept and represents a change from the way it had been previously done.

Index

If We are Unable to Effectively Manage Our IT Dependent Business Our Reputation and Operating Results May be Harmed.

The success of our business depends, in part, on third parties and factors over which we have limited control. We are also vulnerable to certain additional risks and uncertainties associated with our e-commerce and product catalog websites and IT integration with our partners , including: changes in required technology interfaces; website downtime and other technical failures; internet connectivity issues; costs and technical issues as we upgrade our website software; computer viruses; changes in applicable federal and state regulations; security breaches; and consumer privacy concerns. In addition, we must keep up to date with competitive technology trends, including the use of new or improved technology, creative user interfaces and other e-commerce marketing tools such as paid search and mobile applications, among others, which may increase our costs and which may not succeed in increasing sales or attracting customers. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales in our e-commerce business, as well as damage our reputation and brands.

We May be Exposed to Risks and Costs Associated with Credit Card Fraud and Identity Theft that could Cause Us to Incur Unexpected Expenses and Loss of Revenue.

A portion of our customer orders are placed through our e-commerce websites and a significant portion of our orders are submitted via networked applications. In addition, a significant portion of sales made through our retail channel require the collection of certain customer data, such as credit card information. In order for our sales channels to function and develop successfully, we and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information, securely over public networks. Third parties may have the technology or knowledge to breach the security of customer transaction data. Although we take the security of our systems and the privacy of our customers’ confidential information seriously, we cannot guarantee that our security measures will effectively prevent others from obtaining unauthorized access to our information and our customers’ information. Any person who circumvents our security measures could destroy or steal valuable information or disrupt our operations. Any security breach could cause consumers to lose confidence in the security of our websites and choose not to purchase from us. Any security breach could also expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and harm our reputation, any of which could harm our business.

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

If We Are Required for any Reason to Repay Our Outstanding Convertible Notes We May Have to Deplete Our Working Capital, If Available, or Have to Raise Additional Funds.

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

Because we do Not Intend to Pay Any Cash Dividends on Our Shares of Common Stock, Our Stockholders Will Not be Able to Receive a Return on Their Shares Unless They Sell Them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them at a price higher than that which they initially paid for such shares.

We may be Subject to Legal Proceedings that Could be Time Consuming, Result in Costly Litigation, Require Significant Amounts of Management Time and Result in the Diversion of Significant Operational Resources.

We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business.  Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. Even if we believe that we have meritorious defenses against these actions, and we resolve  to vigorously defend against them, the cost of defending against all these types of claims against us or the ultimate resolution of such claims, whether by settlement or adverse court decision, may harm our business and operating results and may be in excess of any amounts previously reserved for legal expenses. In addition, the increasingly regulated business environment and the nature of our products may result in a greater number of enforcement actions and private litigation. This could subject us to increased exposure to stockholder lawsuits. Also, we (and our affiliates) may be subject to attempts to bring legal claims by creditors and other third parties related to the liabilities or potential liabilities, of our former subsidiary, The Fresh Diet, Inc. which occurred during the time we owned it.

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

Index

Under New SEC rules we May be Able to Incorporate Future Documents by Reference Which Will Make it More Difficult for Investors to Locate All of Our Filings.

The SEC has recently published a new interim rule which allows a public company which is current with its reporting obligations to be able to incorporate future filings into registration statements on Form S-1, such as the registration statement of which this prospectus forms a part.  Prior to the adoption of such rule, issuers using a Form S-1 had to file post-effective amendments to make required disclosures.  Thus, investors wishing to view information about the offering and the issuer could locate all relevant information in one location.  However, we will now be able to incorporate all such future disclosures into this filing thereby requiring interested persons to search multiple filings to view all information about us.  This extra effort may have a chilling effect on potential investors who may choose not to pursue an interest in us which could reduce market activity for our stock and make it more difficult for an investor in our stock to sell their shares.  We intend to take advantage of this new rule.

We do Not Have a Compensation or an Audit Committee, so Shareholders Will Have to Rely on the Directors to Perform These Functions.

We do not have an audit or compensation committee comprised of independent directors. These functions are performed by the members of our board of directors. Until we have an audit committee or independent directors, there may less oversight of management decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

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

Index

ITEM 2. Properties

On May 7, 2012, we entered into a three-year lease with David and Sherri Vohaska for approximately 18,700 feet of office and warehouse space located at 8121 Ogden Avenue, Lyons, Illinois.  The annual rent under the lease is approximately $8,333 per month for the first year, $8,417 per month for the second year, and $8,500 for the third year. David Vohaska was the owner of Artisan Specialty Foods  prior to the Company’s acquisition of Artisan Specialty Foods.  The Company and Mr. Vohaska agreed to terminate this lease agreement effective October 11, 2015.

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

On May 14, 2015, we purchased a building and property located at 2528 S. 27th Avenue, Broadview, Illinois 60155. The property consists of approximately 1.33 acres of land and approximately 28,711 square feet of combined office and warehouse space. The purchase price of $914,350 was initially financed primarily by a draw-down of $900,000 on the Company’s credit facility with Fifth Third Bank. On May 29, 2015, a permanent financing facility was provided by Fifth Third Bank in the form of a loan in the amount of $980,000. $900,000 of this amount was used to pay the balance of the credit facility; the additional $80,000 was used for refrigeration and other improvements at the property. The interest on the loan is at the LIBOR rate plus 3.0%.  The building  is  used for office and warehouse space for the Company’s Artisan subsidiary.  During the twelve  months ended December 31, 2015, the Company paid a total of $474,300 for various building improvements, furniture, fixtures, and equipment related to this property.  Depreciation on the building and the related improvements, furniture, fixtures, and equipment began at the time the Company occupied the facility in October, 2015.

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

Not Applicable.

Index

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prices for our common stock are quoted on the OTCQB. Since March 2004, our common stock has traded under the symbol "IVFH".  Prior thereto, our common stock traded under the symbol "FBSN".  23,572,824 shares of our common stock were outstanding as of March 25, 2016.  The following table sets forth the high and low closing sales prices of our common stock as reported in the OTCQB for each full quarterly period within the two most recent fiscal years.

Fiscal Year Ending December 31, 2015	HIGH	LOW
First Quarter	$1.90	$1.30
Second Quarter	1.39	1.13
Third Quarter	1.28	0.95
Fourth Quarter	0.94	0.51

Fiscal Year Ending December 31, 2014	HIGH	LOW
First Quarter	$1.80	$1.13
Second Quarter	1.75	1.20
Third Quarter	1.69	1.16
Fourth Quarter	1.75	1.20

The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On March 08,  2016, the closing price of our common stock as reported by the OTC Market was $0.46.

Security Holders

On March 25, 2016, there were approximately 64 record holders of our common stock.  In addition, we believe there are at least several hundred additional beneficial owners of our common stock whose shares are held in "street name."

Dividends

We have not paid dividends during the three most recently completed fiscal years, and have no current plans to pay dividends on our common stock. We currently intend to retain all earnings, if any, for use in our business.

Recent Sales and Other Issuances of Our Equity Securities

During the twelve months ended December 31, 2015, the Company had the following transactions:

The Company completed a round of financing of $3,078,998 through the sale of 3,178,420 restricted shares of our common stock at a price per share of $0.9646, primarily for the purpose of acquiring, in a block sale, the shares of Monolith Ventures Ltd, a former shareholder of The Fresh Diet, who agreed to sell its position of approximately 3 million shares at a price of $0.9646 per share. Concurrently, Monolith Ventures Ltd. dismissed its previously reported litigation against the Company and exchanged mutual releases with the Company.  Simultaneously, the Company also raised an additional $1,209,598 through the sale of 943,829 restricted shares of the Company’s common stock at a price per share of $1.30.

The Company issued 727,270 shares of common stock to for cash proceeds of $400,000 upon the exercise of warrants with an exercise price of $0.55 per share.  The Company also issued 533,915 shares of common stock for cash proceeds of $307,000 upon the exercise of warrants with an exercise price of $0.575 per share.

The Company issued 40,000 shares of common stock pursuant to the exercise of 40,000 stock options with an exercise price of $0.38 per share, for cash proceeds of $15,200, and an additional 150,000 shares of common stock pursuant to the exercise of 150,000 stock options with a weighted-average exercise price of $0.444 per share, for cash proceeds of $66,660.

Index

The Company issued 150,000 shares of common stock at $0.25 per share, which was previously accrued in the amount of $37,500 pursuant to the terms of the acquisition of The Haley Group.  The Company also issued 21,126 shares of common stock with a fair value of $21,126 or $1.00 per share to an employee pursuant to the terms of the acquisition of The Haley Group.

The Company issued 30,000 shares of common stock with a fair value of $39,000 (or $1.30 per share) and an additional 25,000 shares of common stock with a fair value of $34,000 (or $1.36 per share) to two service providers.

The Company issued 25,000 shares of common stock with a fair value of $42,500 or $1.70 per share to an employee pursuant to an employment agreement, and an additional 15,000 shares of common stock with a fair value of $10,500 or $0.70 per share to an employee as a bonus.

The Company issued 125,000 shares of common stock to an officer for the exercise of RSUs.

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

Dilutive Securities

December 31, 2015

At December 31, 2015, the Company had outstanding convertible notes payable in the aggregate principal amount of $758,065 with accrued interest of $668,615 convertible at the rate of $0.25 per share into an aggregate 5,706,720 shares of common stock.  These notes were issued mainly as part of a debt financing into the Company in 2004 and have certain restrictions on repayment. In addition, the Company had a convertible note payable in the amount of $100,000 convertible at the rate of $1.54 per share into 64,935 shares of common stock. This note was issued as part of the purchase price of Organic Food Brokers in 2014.

Also at December 31, 2015, the Company had outstanding warrants for holders to purchase the following additional shares: The following warrants were issued in connection to a 2004 equity investment into the Company: 2,294,493 shares exercisable at a price of $0.575 per share; 448,011  shares exercisable at a price of $0.55 per share; and 94,783  shares exercisable at a price of $0.25 per share. In addition the Company has 700,000  warrants outstanding exercisable at a price of $0.01 per share. These warrants were originally issued in connection with the issuance of a loan connected to the Artisan Specialty Foods acquisition. 800,000 of the original warrants were cancelled upon the early payment of the loan in 2012, leaving the current 700,000 connected to the Artisan loan previously outstanding.

Also at December 31, 2015, the Company had outstanding options for holders to purchase the following additional shares: 30,000 shares at a price of $3.40 per share; 20,000 shares at a price of $2.40 per share; 500,000 shares at a price of $2.00 per share; 15,000 shares at a price of $1.90 per share; 310,000 shares at a price of $1.60 per share; 15,000 shares at a price of $1.50 per share; 100,000 shares at a price of $1.46 per share; 15,000 shares at a price of $1.44 per share; 75,000 shares at a price of $1.31 per share; 225,000 shares at a price of $0.57 per share; 92,500 shares at a price of $0.48 per share; 92,500 shares at a price of $0.474 per share; 92,500 shares at a price of $0.45 per share; 275,000 shares at a price of $0.40 per share; 92,500 shares at a price of $0.38 per share; and 1,170,000 shares at a price of $0.35 per share.

December 31, 2014

At December 31, 2014, the Company had outstanding convertible notes payable in the aggregate principal amount of $758,065 with accrued interest of $655,931 convertible at the rate of $0.25 per share into an aggregate 5,655,984 shares of common stock, These notes were issued mainly as part of a debt financing into the Company in 2004 and have certain restrictions on repayment. In addition, the Company had a convertible note payable in the amount of $200,000, convertible at the rate of $1.54 per share, into 129,871 shares of common stock. This note was issued as part of the purchase price of Organic Food Brokers in 2014.

Index

Also at December 31, 2014, the Company had outstanding warrants for holders to purchase the following additional shares: The following warrants were issued in connection to a 2004 equity investment into the Company: 2,828,405 shares exercisable at a price of $0.575 per share; 1,175,281 shares exercisable at a price of $0.55 per share; and 94,783 shares exercisable at a price of $0.25 per share. In addition the Company has 700,000 warrants outstanding exercisable at a price of $0.01 per share. These warrants were originally issued in connection with the issuance of a loan connected to the Artisan Specialty Foods acquisition. 800,000 of the original warrants were cancelled upon the early payment of the loan in 2012, leaving the current 700,000 connected to the Artisan loan previously outstanding.

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

The holders of the notes and warrants have each contractually agreed not to convert their convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 9.99% of our outstanding common stock, unless there was a management change or a change of control.  However, this restriction does not prevent them from converting and/or exercising some of their holdings, selling off those shares, and then converting the rest of their holdings.  These note and warrant holders have also contractually agreed volume limitations on the sale of our shares.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2015, the following shares are issuable pursuant to outstanding stock options, warrants, and rights issued under the 2011 Stock Option Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	3,120,000	$0.890	96,755,000
Equity compensation plans not approved by shareholders	8,198,106	$1.008	N/A

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

(a) Warrants:

The following table illustrates certain key information regarding our warrants and warrant valuation assumptions at December 31, 2015 and 2014:

December 31,
	2015	2014
Number of warrants outstanding	3,537,284	4,798,469
Value at December 31	N/A	N/A
Number of warrants issued during the period	-	-
Value of warrants issued during the year	N/A	N/A
Revaluation (gain) loss during the period	N/A	N/A
Number of warrants exercised during the period	1,261,185	1,020,660
Value of warrants exercised during the period	N/A	N/A
Number of warrants cancelled or expired during the period	-	-
Value of warrants cancelled or expired during the period	N/A	N/A
Black-Scholes model variables:
Volatility	N/A	N/A
Dividends	N/A	N/A
Risk-free interest rates	N/A	N/A
Term (years)	N/A	N/A

(b) Embedded conversion features of notes payable:

The following table illustrates certain key information regarding our Conversion options and conversion option valuation assumptions at December 31, 2015 and 2014:

December 31,
	2015		2014

Number of conversion options outstanding		5,771,665		5,786,866
Value at December 31	$	N/A	$	N/A
Number of conversion options issued during the year		49,724		237,786
Value of conversion options issued during the year		$-		$-
Number of options exercised or underlying notes or accrued interest paid or converted during the year		64,935		926,268
Value of options exercised during the year	$	N/A	$	N/A
Revaluation loss (gain) during the period		N/A		N/A

Black-Scholes model variables:		N/A		N/A
Volatility	N/A		N/A
Dividends		N/A		N/A
Risk-free interest rates		N/A		N/A
Term (years)		N/A		N/A

Index

(c)   Stock options:

The Company accounts for options in accordance with FASB ASC 718-40.  Options are valued upon issuance utilizing the Black-Scholes valuation model.   Option expense is recognized over the requisite service period of the related option award.  The following table illustrates certain key information regarding our options and option assumptions at December 31, 2015 and 2014:

	December 31,
	2015		2014
Number of options outstanding		3,105,000		3,245,000
Value at December 31		N/A		N/A
Number of options issued during the year		50,000		705,000
Value of options issued during the year		$6,894		$393,737
Number of options recognized during the year pursuant to SFAS 123(R)		0		0
Number of options exercised or expired during the year		190,000		40,000
Value of options recognized during the year pursuant to SFAS 123(R)		$188,491		$308,782
Revaluation (gain) during the period	$	N/A	$	N/A

Black-Scholes model variables:
Volatility	47.35% to 57.56%		89.42% to 189.71%
Dividends		0		0
Risk-free interest rates		0.14% to 0.99%		0.37% to 0.42%
Term (years)		0.92 to 3.00		2.00 to 4.00

Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $56,364 for doubtful accounts receivable at December 31, 2015, and $29,500 at December 31, 2014. Actual losses on accounts receivable were $9,358 for 2015 and $20,057 for 2014. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

Index

On May 18, 2012, the Company executed a Stock Purchase Agreement to acquire all of the issued and outstanding shares of Artisan Specialty Foods, Inc., an Illinois corporation (“Artisan”), from its owner, Mr. David Vohaska.  The purchase price was $1.2 million, with up to another $300,000 (with a fair value of $131,000) payable in the event certain financial milestones were  met over the next one or two years.  Those milestones have been met. The purchase price was primarily financed via a loan from Alpha Capital in the principal amount of $1,200,000. The loan was repaid in November 2013 via the issuance of a loan from Fifth Third Bank which has been paid in full.  Prior to the acquisition, Artisan was a supplier and had sold products to the Company.

Pursuant to an asset purchase agreement, effective November 2, 2012, the Company purchased the outstanding assets of The Haley Group, LLC (“Haley”). Pursuant to a purchase agreement, effective June 30, 2014, the Company purchased 100% of the membership interest of Organic Food Brokers, LLC, a Colorado limited liability company (“OFB”).

On August 15, 2014, pursuant to a merger agreement (the “Fresh Diet Merger Agreement”), the Company acquired The Fresh Diet, Inc. (“The Fresh Diet” or “FD”) through a reverse triangular merger as the registrant created a subsidiary corporation (FD Acquisition Corp) that merged with and into FD with FD being the surviving corporation and becoming a wholly-owned subsidiary of the Company. The purchase price consisted of 10,000,000 shares of the Company’s common stock valued at $14,000,000. The majority of FD’s current liabilities consisted of approximately $3.8 million of deferred revenues and approximately $2.1 million in short term commercial loans and there were additional ordinary course of business expenses such as trade payables, payroll and sales taxes which vary from month to month. In addition, it had  some long term obligations the bulk of which consist of interest free loans from FD’s former shareholders in the amount of approximately $2.2 million which are not due for three years.  Prior to the merger FD had purchased an immaterial amount of product from the Company.  FD operated as an independent subsidiary subject to oversight of its board of directors and the Company’s President and CEO.  Effective February 23, 2016,  the Company closed a transaction to sell 90% of our ownership in FD to New Fresh Co., LLC, a Florida limited liability company controlled by the former founder of FD who was appointed Interim CEO of FD on February 9, 2016.  The consideration to Innovative Food Holdings consisted primarily of a restructuring of our loans, which includes the ability to convert to additional amounts of FD under certain circumstances. There is no continuing cash inflows or outflows from or to the discontinued operations.

Transactions With a Major Customer

Transactions with a major customer and related economic dependence information is set forth (1) following our discussion of Liquidity and Capital Resources, (2) under the heading Transactions with Major Customers in Note 17 to the Consolidated Financial Statements, and (3) in Business – Relationship with U.S. Foods, and (4) as the second item  under Risk Factors.

RESULTS OF OPERATIONS

Prior year balances have been recast to reflect the sale of 90% of our interest in The Fresh Diet, Inc. in February 2016.  Results of discontinued operations are excluded from the accompanying results of operations for all periods presented, unless otherwise noted.  See Note 3 – discontinued operations in the accompanying notes to consolidated financial statements.

This discussion may contain forward looking-statements that involve risks and uncertainties. Our future results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenue

Revenue increased by $4,764,553   or approximately  18.4% to $30,648,381   for the year ended December 31, 2015 from $25,883,828  in the prior year.

We continue to assess the potential of new revenue sources from the manufacture and sale of proprietary food products and additional sales channel opportunities in both the foodservice and consumer space and will implement that strategy if, based on our analysis, we deem it beneficial to us.

Any changes in the food distribution and specialty foods  operating landscape that materially hinders our current ability and/or cost to deliver our products to our customers could potentially cause a material impact on our net revenue and gross margin and, therefore, our profitability and cash flows could be adversely affected.

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

Index

Cost of goods sold

Our cost of goods sold for the twelve months ended December 31, 2015 was $21,460,812, an increase of $3,597,394 or approximately 20.1% compared to cost of goods sold of $17,863,418  for the twelve months ended December 31, 2014. Cost of goods sold is made up of the following expenses for the twelve months ended December 31, 2015: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $15,716,405; and shipping, delivery, handling, and purchase allowance expenses in the amount of $5,744,407.  Total gross margin was approximately 30.0% of sales in 2015, compared to approximately 31.0% of sales in 2014. The decrease in gross margins from 2014 are primarily attributable to variation in product and revenue mix across our various selling channels.

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

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $1,839,523 or approximately 25.7% to $8,990,658 during the twelve months ended December 31, 2015 compared to $7,151,135   for the twelve months ended December 31, 2014. The increase in selling, general, and administrative expenses was primarily due to non-cash compensation, which was $2,427,231 for the year ended December 31, 2015, an increase of $1,214,340 or 100%  compared to non-cash compensation of $1,212,891 during the twelve months ended December 31, 2014.

Interest expense, net

Interest expense, net of interest income, decreased by $213,032  or approximately 27.0%  to $575,914   during the twelve months ended December 31, 2015, compared to $788,946  during the twelve months ended December 31, 2014.  Approximately 15.5%  or $89,495  of the interest expense was accrued or paid interest on the company’s notes payable; approximately 84.9%  or $489,187 of the interest was a non-cash GAAP accounting charge associated with the amortization of the discounts on the Company’s notes payable.  The Company also had $2,768 of interest income during the period.

Other Income

There was other income of $5,400  during the year ended December 31, 2015, compared to other income of $1,700 during the year ended December 31, 2014.  Other income in 2015 consists of a gain on the sale of one of the investments that the Company made into an early stage food business.  That business was subsequently acquired by a private equity fund in 2015; other income in 2014 consists of a gain on the sale of property and equipment.

Net loss from continuing operations

For the reasons above, the Company had a net loss from continuing operations for the twelve months ended December 31, 2015 of $373,603,  which is an increase of approximately 555% compared to a net income of $82,029 during the twelve months ended December 31, 2014. The loss for the year ended December 31, 2015 includes a total of $3,300,869 in non-cash charges, including amortization of intangible assets in the amount of $299,825, depreciation expense of $84,626, charges for non-cash compensation in the amount of $2,427,231, and amortization of the discount on notes payable in the amount of $489,187; the loss for the year ended December 31, 2014 includes a total of $2,143,908 in non-cash charges, including amortization of intangible assets in the amount of $243,514, depreciation expense of $79,870, charges for non-cash compensation in the amount of $1,112,826, and amortization of the discount on notes payable in the amount of $707,698.

Liquidity and Capital Resources at December 31, 2015

As of December 31, 2015, the Company had current assets of $6,052,681, consisting of cash and cash equivalents of $1,645,320; trade accounts receivable, net of $1,650,584; inventory of $920,885; other current assets of $68,559; and current assets – discontinued operations of $1,767,333.  Also at December 31, 2015, the Company had current liabilities of $15,051,336,  consisting of accounts payable and accrued liabilities of $2,161,236 (of which $458,710 was payable to related parties); accrued interest of $9,230;  current portion of notes payable of $897,615; contingent liabilities of $91,000; and amount due under revolving credit facilities of $1,380,000.  The Company also had current liabilities – discontinued operations of $10,512,255.

During the twelve months ended December 31, 2015, the Company  had cash used in operating activities of ($3,662,434).  This consisted of the Company’s consolidated net loss of (27,176,091)  and gain on sale of investment of $5,400, offset by non-cash charges for the impairment of goodwill in the amount of $16,614,373; stock based compensation in the amount of $4,685,447; amortization of discount on notes payable of $489,187; depreciation and amortization of $1,417,916; and  increase in allowance for bad debt of $24,808.  The Company’s cash position also increased by $287,326  as a result of changes in the components of current assets and current liabilities.

Index

The Company had cash used in investing activities of $4,492,218 for the twelve months ended December 31, 2015, which consisted of $3,000,000 cash paid to re-acquire shares issued in the acquisition of The Fresh Diet, and  $1,551,618 for the acquisition of property and equipment, partially offset by $59,400 cash received from the sale of an investment.   The Company had cash generated by financing activities of $7,179,415 for the twelve months ended December 31, 2015, which consisted of common stock sold for cash of $4,288,596; cash received for the exercise of warrants of $788,860; borrowings on revolving credit facilities of $6,817,125; and borrowing under debt agreements of $2,625,015, partially offset by payments made on revolving credit facilities of $5,586,785; principal payments on notes payable of $1,565,253, and principal payments on capital leases of $188,143.

The Company had net working capital deficit of $8,998,655  as of December 31, 2015.  We have generated negative  cash flow from operations during the year ended December 31, 2015, which includes the results of The Fresh Diet. We generated  positive cash flow from operations during the year ended December 31, 2014.  We believe that the sale of The Fresh Diet will immediately return us to a position of positive cash flow from operations.  The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines.  Currently, we do not have any material long-term obligations other than those described in Note 12 to the financial statements included in this report. As we seek to increase our sales of new items and enter new markets, acquire new businesses as well as identify new and other consumer and food service oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

In February 2016, we completed the sale of The Fresh Diet to New Fresh Co., LLC, a Florida limited liability company controlled by the former founder of FD.  See Note 3.

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

2016 Plans

During 2016, in addition to our efforts to increase sales in our existing foodservice operations we plan to attempt to expand our business by expanding our focus to additional specialty foods markets in both the consumer and foodservice sector ,exploring potential acquisition opportunities and continuing to extend our focus in the  specialty food market through the growth of the Company’s existing sales channels and through a variety of  additional sales channel relationships which are currently being explored. In addition, we are currently exploring the introduction of a variety of new product categories and new product lines, to leverage our existing foodservice and consumer customer base.

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

Transactions with Major Customers

The Company’s largest customer, US Foods, Inc. and its affiliates, accounted for approximately 72%  and 71% of total sales in the years ended December 31, 2015 and 2014, respectively.  A contract between our subsidiary, Food Innovations, and USF entered an optional renewal period in December 2012 but was automatically extended for an additional 12 months in each of January 1, 2013 and 2014.  On January 26, 2015 we executed a contract between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods, Inc.  The term of the Agreement is from January 1, 2015 through December 31, 2016 and provides for up to three (3) automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew.

Index

ITEM 8. Financial Statements

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Innovative Food Holdings, Inc.
Bonita Springs, Florida

We have audited the accompanying consolidated balance sheet of Innovative Food Holdings, Inc., and subsidiaries (“the Company”) as of December 31, 2015 and 2014, the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ LIGGETT & WEBB, P.A.

New York, NY
March 30, 2016

Index

Innovative Food Holdings, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$1,645,320	$2,601,834
Accounts receivable net	1,650,584	1,240,058
Inventory	920,885	938,906
Current assets - discontinued operations	1,767,333	1,845,334
Other current assets	68,559	11,316
Due from related parties	-	-
Total current assets	6,052,681	6,637,448

Property and equipment, net	2,193,463	877,867
Investment	150,000	204,000
Non-current assets - discontinued operations	4,665,554	23,414,449
Intangible assets, net	940,452	1,240,277
Total assets	$14,002,150	$32,374,041
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,702,526	$1,610,823
Accrued liabilities - related parties	458,710	914,964
Accrued interest	9,230	603,034
Accrued interest - related parties	-	54,150
Revolving credit facilities	1,380,000	-
Notes payable, current portion	897,615	440,682
Notes payable - related parties, current portion	-	110,500
Current liabilities - discontinued operations	10,512,255	9,630,209
Contingent liabilities	91,000	172,500
Total current liabilities	15,051,336	13,536,862

Accrued interest – long term	614,465	-
Note payable - long term portion, net of discount	1,254,042	737,534
Notes payable - related parties, long term portion	164,650	-
Long term liabilities - discontinued operations	2,301,151	2,714,181
Total liabilities	19,385,644	16,988,577

Commitments and contingencies (see Note 16)

Stockholders' (deficit) equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 24,248,486 and 21,393,989 shares issued, and 23,547,823 and 20,693,326 shares outstanding at December 31, 2015 and 2014, respectively	2,423	2,140
Additional paid-in capital	32,344,584	25,937,734
Treasury stock, 486,254 shares outstanding at December 31, 2015 and 2014, respectively	(160,099)	(160,099)
Accumulated deficit	(37,570,402)	(10,394,311)
Total stockholders' (deficit) equity	(5,383,494)	15,385,464

Total liabilities and stockholders' (deficit) equity	$14,002,150	$32,374,041

See notes to consolidated financial statements.

Index

Innovative Food Holdings, Inc.
Consolidated Statements of Operations

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014

Revenue	$30,648,381	$25,883,828
Cost of goods sold	21,460,812	17,863,418
Gross margin	9,187,569	8,020,410

Selling, general and administrative expenses	8,990,658	7,151,135
Total operating expenses	8,990,658	7,151,135

Operating income	196,911	869,275

Other (income) expense:
Interest expense, net	575,914	788,946
Other (income)	(5,400)	(1,700)
Total other (income) expense	570,514	787,246

Net (loss) income before taxes	(373,603)	82,029

Income tax expense	-	-

Net (loss) income from continuing operations	$(373,603)	$82,029

Net loss from discontinued operations	(26,802,488)	(3,812,977)

Consolidated net loss	$(27,176,091)	$(3,730,948)

Net (loss) income per share from continuing operations - basic	$(0.016)	$0.007

Net loss per share from discontinued operations - basic	$(1.166)	$(0.334)

Net (loss) income per share from continuing operations - diluted	$(0.016)	$0.005

Net loss per share from discontinued operations - diluted	$(1.166)	$(0.334)

Weighted average shares outstanding - basic	22,996,003	11,421,690

Weighted average shares outstanding - diluted	22,996,003	15,990,111

See notes to consolidated financial statements.

Index
 Innovative Food Holdings, Inc.
Consolidated Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(27,176,091)	$(3,730,948)
Gain on disposition of property and equipment		(8,734)
Gain on sale of investment	(5,400)	-
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,417,916	630,086
Impairment of goodwill	16,614,373	-
Stock based compensation	2,427,231	1,212,891
Stock based compensation for FD employees	2,258,216	-
Amortization of discount on notes payable	489,187	707,698
Increase in allowance for doubtful accounts	24,808	15,687

Changes in assets and liabilities:
Accounts receivable, net	(432,422)	(485,112)
Deferred revenue	243,657	2,080,609
Inventory and other current assets, net	17,254	(347,278)
Accounts payable and accrued expenses - related party	(192,935)	715,654
Accounts payable and accrued expenses	683,382	131,378
Due from related party	(110)	1,496
Contingent liability	(31,500)	16,619
Net cash (used in) provided by operating activities	(3,662,434)	940,046

Cash flows from investing activities:
Investments in food related companies	-	(204,000)
Cash received from sale of investment	59,400	-
Acquisition of Organic Food Brokers	-	(100,000)
Cash received in acquisition of The Fresh Diet	-	277,885
Cash received from sale of property and equipment	-	44,481
Acquisition of property and equipment	(1,551,618)	(4,519)
Cash paid to re-acquire shares issued in acquisition of The Fresh Diet	(3,000,000)	-
Net cash (used in) provided by investing activities	(4,492,218)	13,847

Cash flows from financing activities:
Common stock sold for cash	4,288,596	1,585,000
Common stock sold for exercise of options and warrants	788,860	357,000
Purchase of treasury stock for cash	-	(60,000)
Payments made on revolving credit facilities	(5,586,785)	(1,446,072)
Borrowings on revolving credit facilities	6,817,125	585,543
Borrowings on debt	2,625,015	-
Principal payments on debt	(1,565,253)	(816,522)
Principal payments capital leases	(188,143)	(119,921)
Net cash provided by financing activities	7,179,415	85,028

(Decrease) increase in cash and cash equivalents	(975,237)	1,038,921

Cash and cash equivalents at beginning of period	3,112,526	2,073,605

Cash and cash equivalents at end of period	$2,137,289	$3,112,526
Cash and cash equivalents at end of period - discontinued operations (see Note 3)	$491,969	$510,692

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$113,271	$52,319

Taxes	$-	$-
Non cash investing and financing activities:

Issuance of 150,000 shares of common stock pursuant to the Haley Group acquisition	$37,500	$-

Issuance of 10,000,000 shares of common stock for acquisition of The Fresh Diet	$-	$14,000,000

Issuance of 846,263 shares of common stock for conversion of notes payable and accrued interest	$-	$211,567

Discount on notes payable due to extension of term	$647,565	$732,565

Acquisition note and options issued for the purchase of Organic Food Brokers	$-	$271,349

Equipment acquired under capital lease	$101,635	$-

See notes to consolidated financial statements.

Index

Innovative Food Holdings, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock			Treasury stock		Accumulated
	Amount	Value	APIC	Amount	Value	Deficit	Total

Balance as of December 31, 2013	7,732,456	774	7,702,893	400,304	(100,099)	(6,663,363)	940,205

Common stock issued for conversion of notes payable and accrued interest	846,263	84	211,483	-	-	-	211,567

Common stock issued for the cashless exercise of warrants	16,203	2	(2)	-	-	-	-

Fair value of vested stock options issued to management and board	-	-	265,995	-	-	-	265,995

Common stock repurchased	-	-	-	85,950	(60,000)	-	(60,000)

Discount on notes payable	-	-	732,565	-	-	-	732,565

Common stock issued to officers, previously accrued	175,000	17	65,818	-	-	-	65,835

Common stock issued to service provider	17,248	2	17,591	-	-	-	17,593

Common stock sold for cash	1,585,000	159	1,584,841	-	-	-	1,585,000

Options issued in acquisition of Organic Food Brokers	-	-	71,349	-	-	-	71,349

Shares issued in acquisition of The Fresh Diet	6,889,937	689	9,645,223	-	-	-	9,645,912

Shares held for issuance in acquisition of The Fresh Diet	3,110,063	311	4,353,777	-	-	-	4,354,088

Shares issued for exercise of warrants	1,001,819	100	349,900	-	-	-	350,000

Fair value of stock options issued to a service provider	-	-	42,787	-	-	-	42,787

Stock issued for exercise of options	20,000	2	6,998	-	-	-	7,000

Value of RSU's recognized during the period	-	-	886,516	-	-	-	886,516

Loss for the twelve months ended December 31, 2014	-	-	-	-	-	(3,730,948)	(3,730,948)

Balance at December 31, 2014	21,393,989	2,140	25,937,734	486,254	(160,099)	(10,394,311)	15,385,464

Common stock sold for cash	4,122,249	412	4,288,184	-	-	-	4,288,596

Cancellation of shares issued in acquisition of The Fresh Diet	(3,110,063)	(311)	(4,353,777)	-	-	-	(4,354,088)

Value of RSU's recognized during the period	-	-	2,397,973	-	-	-	2,397,973

Fair value of RSUs charged to The Fresh Diet discontinued operations	-	-	2,258,216	-	-	-	2,258,216

Fair value of vested stock options issued to management and board	-	-	98,938	-	-	-	98,938

Shares issued for exercise of warrants	1,261,185	126	706,874	-	-	-	707,000

Shares issued for exercise of options	190,000	19	81,841	-	-	-	81,860

Value of options extensions	-	-	89,553	-	-	-	89,553

Shares issued pursuant to Haley Acquisition - previously accrued	150,000	15	37,485	-	-	-	37,500

Fair value of stock options issued to service provider	-	-	6,894	-	-	-	6,894

Fair value of stock issued to service provider	55,000	5	72,995	-	-	-	73,000

Fair value of stock granted to employee	40,000	3	52,997	-	-	-	53,000

Discount on notes payable due to conversion feature of extended notes	-	-	647,565	-	-	-	647,565

Shares issued to Haley - performance bonus - previously accrued	21,126	2	21,124	-	-	-	21,126

Shares issued pursuant to exercises of RSUs	125,000	12	(12)	-	-	-	-

Loss for the twelve months ended December 31, 2015						(27,176,091)	(27,176,091)

Balance at December 31, 2015	24,248,486	2,423	32,344,584	486,254	(160,099)	(37,570,402)	(37,570,402)

See notes to consolidated financial statements.

Index

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Artisan is a supplier of over 1,500 niche gourmet products to over 500 customers in the Greater Chicago area.  Haley provides consulting services and other solutions to its clients in the food industry.  Haley is a dedicated foodservice consulting and advisory firm that works closely with companies to access private label and manufacturers’ label food service opportunities with the intent of helping them launch and commercialize new products in the broadline foodservice industry and get products distributed via national broadline food distributors.  Haley is a dedicated foodservice consulting and advisory firm that works closely with companies to access private label and manufacturers’ label food service opportunities with the intent of helping them launch and commercialize new products in the foodservice industry. OFB is an outsourced national sales and brand management team for emerging organic and specialty food CPG companies and provides  emerging CPG specialty food brands distribution and shelf placement access in all of the  major metro markets in the food retail industry.

Discontinued Operations

On February 23, 2016, the Company consummated the sale of  90% of our ownership in The Fresh Diet, Inc. (“FD”).  As a result of the sale, the results of operations for all periods  have been included in “Net (loss)  from discontinued operations” in our consolidated statements of operations. Additionally, these assets and liabilities have been presented as discontinued operations in our  consolidated balance sheet as of December 31, 2015 and 2014. See Note 3 - Discontinued Operations for additional information.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Innovative Food Holdings, Inc., and its wholly owned operating subsidiaries, Artisan, Food Innovations, FNM, OFB, GFG, Gourmet Foodservice Warehouse, Inc., Gourmeting, Inc., Haley, and Gourmet.  All accounts of FD have been included under discontinued operations.  All material intercompany transactions have been eliminated upon consolidation of these entities.

Index

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

Cost of goods sold

We have included in cost of goods sold all costs which are directly related to the generation of revenue. These costs include primarily the cost of food and raw materials,  packing and handling, shipping, and delivery costs.

Selling, general, and administrative expenses

We have included in selling, general, and administrative expenses all other costs which support the Company’s operations but which are not includable as a cost of sales. These include primarily payroll, facility costs such as rent and utilities, selling expenses such as commissions and advertising, amortization of intangible assets, depreciation, and other administrative costs including professional fees and costs associated with non-cash stock compensation.  Advertising costs are expensed as incurred.

Cash and Cash Equivalents

Cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  Accounts receivable are presented net of an allowance for doubtful accounts of $56,364 and $29,500 at December 31, 2015, and 2014, respectively.

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

Index

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

As of December 31, 2015, the Company recorded an impairment in the value of goodwill associated with The Fresh Diet in the amount of $16,614,373.  This amount is recorded in the net loss from discontinued operations on the Company’s statement of operations for the twelve months ended December 31, 2015.

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

Index

Basic and Diluted Loss Per Share

Basic net earnings (loss) per share is based on the weighted average number of shares outstanding during the period, while fully-diluted net earnings (loss) per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options and warrants to purchase common stock, and convertible debt. Basic and diluted net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period.

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation.

A net loss causes all outstanding stock options and warrants to be antidilutive. As a result, the basic and dilutive losses per common share are the same for the year ended December 31, 2015.

Dilutive shares at December 31, 2015:

Convertible notes and interest:
At December 31, 2015, the Company had outstanding convertible notes payable in the aggregate principal amount of $758,065  with accrued interest of $668,615  convertible at the rate of $0.25 per share into an aggregate of  5,706,720   shares of common stock, and a convertible note payable in the amount of $100,000  convertible at the rate of $1.54 into 64,935 shares of common stock.

Warrants:
At December 31, 2015, the Company had outstanding warrants for holders to purchase the following additional shares: 2,294,493 shares at a price of $0.575 per share; 448,010 shares at a price of $0.55 per share; 94,783 shares at a price of $0.25 per share; and 700,000 shares at a price of $0.01 per share.

Stock Options:
At December 31, 2015, the Company had outstanding options for holders to purchase the following additional shares: 30,000 shares at a price of $3.40 per share; 20,000 shares at a price of $2.40 per share; 500,000 shares at a price of $2.00 per share; 15,000 shares at a price of $1.90 per share; 310,000 shares at a price of $1.60 per share; 100,000 shares at a price of $1.46 per share; 15,000 shares at a price of $1.44 per share; 75,000 shares at a price of $1.31 per share; 225,000 shares at a price of $0.57 per share; 92,500 shares at a price of $0.48 per share; 92,500 shares at a price of $0.474 per share; 92,500 shares at a price of $0.45 per share; 275,000 shares at a price of $0.40 per share; 92,500 shares at a price of $0.38 per share; and 1,170,000 shares at a price of $0.35 per share.

RSUs:
At December 31, 2015, the Company has issued restricted stock units (“RSUs”) for the potential issuance of shares of the Company’s common stock for the purpose of aligning executives and employees of the Company and  for the purpose of compensation for serving as members of the Board of Directors of the Company and for the purposes of retaining qualified personnel at compensation levels that otherwise would not be available should the company have been required to pay certain salaries in cash only. Certain of the RSUs were issued to employees of The Fresh Diet (“FD RSUs”); certain RSUs were issued to the executive officers of the Company (“Executive RSUs”); certain RSUs were issued to the employees of the Company (“Employee RSUs”); and certain RSUs were issued to members of the board of directors of the Company (“Board RSUs”).  On January 1, 2015, the Company issued 70,640 RSUs to employees as a bonus; these RSUs were accrued during the year ended December 31, 2014.  These RSUs vested immediately.  Also on January 1, 2015, the Company issued a total of 350,000 RSUs to its executive officers.  These RSUs were for services provided during the year ended December 31, 2014, and were accrued during the year ended December 31, 2014.  On November 2, 2015, 125,000 RSUs were exercised by the Company’s CEO.  At December 31, 2015, the following Executive RSUs were outstanding:  A total of 797,466 RSUs were vested; 75,000 RSUs will vest on May 1, 2016; 600,000 RSUs will vest on December 31, 2016; and 800,000 will vest on July 1, 2017. An additional 125,000 RSUs will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 RSUs will vest contingent  upon the attainment of a stock price of $3.00  per share for 20 straight trading days. The Company estimated that the stock-price goals of the Company’s stock price closing above $2.00 per share for 20 straight days have a 90% likelihood of achievement, and these RSUs were valued at 90% of their face value; the Company also estimated that the likelihood of the Company’s stock closing above $3.00 per share for 20 straight days is 70%, and these RSUs were valued at 70% of their face value.  We recognized stock-based compensation expense of in a straight-line manner over the vesting period of the RSUs.

Index

At December 31, 2015, the following Board RSUs were outstanding: a total of 360,000  RSUs were vested; 360,000 RSUs vest on July 1, 2016; and 360,000 RSUs vest on July 1, 2017.  In June 2015, Sol Mayer resigned from the Company’s board, and 180,000 unvested RSUs were forfeited by Mr. Mayer.

The Employee RSUs were issued to certain nonexecutive employees of the Company either partially in lieu of salary, future bonuses or a combination of both bonus and salary. At December 31, 2015, the following Employee RSUs were outstanding: a total of 70,640 RSUs were vested.

The FD  RSUs issued to certain nonexecutive employees of The Fresh Diet were issued either partially in lieu of salary, future bonuses or a combination of both bonus and salary.  At December 31, 2015, the following Fresh Diet RSUs were outstanding: a total of 1,200,000  RSUs were vested; 900,000 RSUs will vest on December 31, 2016; and 1,200,000 RSUs will vest on July 1, 2017.  An additional 350,000 RSUs will vest contingent upon the Company’s stock price closing at or above $2.50 per share for 20 consecutive trading days.

We recognized stock-based compensation expense for RSUs in a straight-line manner over the vesting period of the grant. This resulted in stock-based compensation expense of $4,206,282 (including $2,258,216 charged to discontinued operations) and $886,516 (including $559,384 charged to discontinued operations) related to recognition of RSUs during the year ended December 31, 2015 and 2014, respectively.

Dilutive shares at December 31, 2014:

Convertible notes and interest:
At December 31, 2014, the Company had outstanding convertible notes payable in the aggregate principal amount of $758,065 with accrued interest of $655,931 convertible at the rate of $0.25 per share into an aggregate of 5,655,984 shares of common stock, and a convertible note payable in the amount of $200,000 convertible at the rate of $1.54 into 129,871 shares of common stock.

Warrants:
Also at December 31, 2014, the Company had outstanding warrants for holders to purchase the following additional shares: 2,828,406 shares at a price of $0.575 per share; 1,175,282 shares at a price of $0.55 per share; 94,783 shares at a price of $0.25 per share; and 700,000 shares at a price of $0.01 per share.

Stock options:
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

RSUs:
Also at December 31, 2014, the Company has issued restricted stock units (“RSUs”) for the potential issuance of shares of the Company’s common stock for the purpose of aligning executives and employees of the Company and  for the purpose of compensation for serving as members of the Board of Directors of the Company and for the purposes of retaining qualified personnel at compensation levels that otherwise would not be available should the company have been required to pay certain salaries in cash only. Certain of the RSUs were issued to employees of The Fresh Diet (“FD  RSUs”), certain RSUs were issued to the executive officers of the Company (“Executive RSUs”), certain RSUs were issued to employees of the Company (“Employee RSUs”); and certain RSUs were issued to members of the board of directors of the Company (“Board RSUs”).  With respect to the Executive RSUs, effective November 17, 2014, each of the Company’s executive officers were awarded RSUs which vest according the following schedule, provided the performance conditions are met: 150,000 RSUs vest on each of July 1 and December 31, 2015; 300,000 RSUs vest on December 31, 2016 and 400,000 RSUs vest on July 1, 2017.  On August 7, 2014, the Company’s Board of Directors approved the amendment of the employment agreements, effective as of August 13, 2014, of each of the Company’s President and CEO, providing for (i) an award to the President of 75,000 RSUs which vest on January 1, 2015 and 75,000 RSUs which vest on May 1, 2016; and (ii) an award to the CEO of 125,000 RSUs which vest if the 30 day average closing price of the Company’s common stock is $2.00 or above and there is a 50,000 average daily volume or if there is a 50,000 average daily volume for 14 straight  trading days; and (iii) an award to the CEO of 175,000 RSUs which vest if the 30 day average closing price of the Company’s common stock is $3.00 or above and there is a 50,000 average daily volume for 14 consecutive trading days.

Index

The FD RSUs issued to certain nonexecutive employees of FD  were issued either partially in lieu of salary, future bonuses, or a combination of both bonus and salary. At December 31, 2014, the FD  RSUs were scheduled to vest as follows: On July 1, 2015, 600,000 RSUs will vest; on December 31, 2015 an additional 600,000 RSUs will vest; on December 31, 2016 an additional 1,200,000 RSUs will vest; and on July 1, 2017, an additional 1,600,000 RSUs will vest.  An additional 350,000 RSUs will vest if the price of the Company’s common stock closes above $2.50 per share for twenty consecutive trading days. In addition there are restrictions on the sale of such vested stock, including aggregate volume restrictions, and shares cannot be sold below $2.50 per share.

On August 13, 2014, the Company issued RSUs for services on the Company’s board of directors.  Four of the Company’s directors received these RSUs;  Mr. Klepfish declined these RSUs at that time. At December 31, 2014, the Board RSUs were scheduled to vest as follows: 360,000 RSUs will vest on July 1, 2015; 360,000 will vest on July 1, 2016; and 360,000 will vest on July 1, 2017.

The Company estimated that the stock-price goals of the Company’s stock price closing above $2.50 per share for 20 straight days have a 90% likelihood of achievement, and these RSUs were valued at 90% of their face value, and that the Company’s stock price closing an average above $3.00 for 30 consecutive trading days is 70%., and these RSUs were valued at 70% of their face value. The Company estimated that the revenue targets had a 100% likelihood of achievement, and these RSUs were valued at 100% of their face value.  We recognized stock-based compensation expense  in a straight-line manner over the vesting period of the RSUs. This resulted in stock-based compensation expense of $886,516 related to recognition of RSUs during the year ended December 31, 2014.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At December 31, 2015 and 2014, trade receivables from the Company’s largest customer amount to 60% and 54%, respectively, of total trade receivables.

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

Options expense during the twelve months ended December 31, 2015 and 2014 are summarized in the table below:

	December 31,
	2015	2014

Option expense	$195,385	$308,782

RSUs expense during the twelve months ended December 31, 2015 and 2014 are summarized in the table below:

	December 31,
	2015	2014

RSUs expense – Continuing operations	$1,948,066	$327,132
RSUs expense – Discontinued operations	2,258,216	559,384
Total	$4,206,282	$886,516

Index

Reclassifications

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

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations”, regarding ASC Topic 205, Presentation of Financial Statements, and ASC Topic 360, Property, Plant and Equipment. The updated guidance related to reporting discontinued operations and disclosures of disposals of components of an entity. Under the amendment, only those disposals of components of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. Additionally, the elimination of the component's operations, cash flows and significant continuing involvement conditions have been removed. Further, an equity method investment could be reported as discontinued operations. The updated guidance is effective prospectively for all disposals or classifications as held for sale that occur within annual periods beginning after December 15, 2014. The adoption of this guidance has not had a material impact on our consolidated financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2. ACQUISITIONS

The Fresh Diet

On August 15, 2014, the Company acquired all of the outstanding shares of The Fresh Diet, Inc. (“FD”, the “FD Acquisition”).  The FD Acquisition  was accounted for as an acquisition of an ongoing business in accordance with ASC Topic 805 - Business Combinations (“ASC 805”), where the Company was treated as the acquirer and the acquired assets and assumed liabilities were recorded by the Company at their estimated fair values. The total purchase price of the assets acquired and assumed liabilities included; cash, inventory, accounts receivable, fixed assets, deposits, deferred revenue, accounts payable and notes payable.

The assets and liabilities of FD were recorded at their respective fair values as of the date of acquisition. Any difference between the cost of the acquired entry and the fair value of the assets acquired and liabilities assumed is recorded as goodwill.

Index

The acquisition date estimated fair value of the consideration transferred totaled $12,645,912,  which consisted of the following:

Cash	$3,000,000
Common Stock – 6,889,937 shares	9,645,912
Total purchase price	$12,645,912

Tangible assets acquired	$2,567,223
Liabilities assumed	11,035,724
Net tangible assets	(8,468,501)
Customer relationships	2,700,000
Trade names	1,800,000
Goodwill	16,614,413
Total purchase price	$12,645,912

During the twelve months ended December 31, 2015, the Company paid the amount of $3,000,000 in cash to certain former shareholders of FD, and cancelled 3,110,063 shares of common stock with a value of $4,354,088; these shares were originally intended to be issued in the acquisition of FD.  This resulted in a decrease in the value of the FD acquisition in the net amount of $1,354,088; this amount was credited to goodwill during the nine months ended September 30, 2015; see Note 3.

On February 23, 2016 we closed a transaction to sell 90% of our ownership in FD (the “FD Sale”)  to New Fresh Co., LLC, a Florida limited liability company controlled by the former founder of FD who was appointed Interim CEO of FD on February 9, 2016.  The consideration to Innovative Food Holdings consisted primarily of a restructuring of our loans, which includes the ability to convert to additional amounts of FD under certain circumstances.  See Note 3.

Pro Forma Results

The following table sets forth the unaudited pro forma results of the Company as if the FD sale had taken place on the first day of the periods presented.  These combined results are not necessarily indicative of the results that may have been achieved had the companies never been combined.

Twelve months ended
December 31,
2014
Total revenues	$25,883,828
Net income attributable to Innovative Food Holdings, Inc.	$82,029
Basic net income per common share	$0.007
Diluted net income per common share	$0.005
Weighted average shares - basic	11,421,690
Weighted average shares - diluted	15,990,111

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

The purchase price consisted of (i) One Hundred Thousand ($100,000) Dollars in cash, (ii) a Convertible Promissory Note in the face amount of Two Hundred Thousand ($200,000) Dollars, and (iii) stock options issued by the Company to acquire one hundred thousand (100,000) shares of its common stock over the four year period following the closing date at an exercise price per share of $1.46. The Note is secured by the Company’s grant of a second priority secured interest in the assets of OFB.  During the twelve  months ended December 31, 2015, the Company made a principal payment in the amount of $100,000 on this note, and at December 31, 2015 the remaining principal balance is $100,000.

In addition, the company is contingently liable for certain performance-based payments over the twenty-four months following the acquisition date. The Company believes it is likely that these payments will be made, and accordingly has recorded the entire amount of $225,000 as a contingent liability on its balance sheet at acquisition. During the twelve months ended December 31, 2015 and 2014, payments in the aggregate amount of $81,500 and $52,500, respectively, have been made under this contingent liability; at December 31, 2015, the balance of the contingent liability was $91,000.  The entire cost of the acquisition was $596,349, which was allocated to customer list, an intangible asset with a useful life of 60 months. $119,270 and $59,635 of this amount was amortized during the twelve months ended December 31, 2015 and 2014, respectively.

3.  DISCONTINUED OPERATIONS

Effective February 23, 2016,  the Company closed a transaction to sell 90% of our ownership in The Fresh Diet, Inc. (“FD”) to New Fresh Co., LLC, a Florida limited liability company controlled by the former founder of FD who was appointed Interim CEO of FD.  The consideration to Innovative Food Holdings consisted primarily of a restructuring of our loans, which includes the ability to convert to additional amounts of FD under certain circumstances. There is no continuing cash inflows or outflows from or to the discontinued operations.

ASC 360-10-45-9 requires that a long-lived asset (disposal group) to be sold shall be classified as held for sale in the period in which a set of criteria have been met, including criteria that the sale of the asset (disposal group) is probable and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. This criteria was achieved on February 9, 2016. Additionally, the discontinued operations are comprised of the entirety of The Fresh Diet, excluding corporate services expenses. Lastly, for comparability purposes certain prior period line items relating to the assets held for sale have been reclassified and  presented as discontinued operations for all periods presented in the accompanying condensed consolidated statements of net loss and comprehensive loss and the condensed consolidated balance sheets.

The following information presents the major classes of line item of assets and liabilities included as part of discontinued operations in the consolidated balance sheets:

	December 31,	December 31,
	2015	2014
Current assets - discontinued operations:
Cash and cash equivalents	$491,969	$510,692
Accounts receivable net	-	2,912
Inventory	173,987	256,421
Other current assets	640,137	614,179
Due from related parties	461,240	461,130
Total current assets - discontinued operations	$1,767,333	$1,845,334

Noncurrent assets - discontinued operations:
Property and equipment, net	$802,843	$1,044,177
Intangible assets, net	3,862,711	22,370,272
Total noncurrent assets - discontinued operations	$4,665,554	$23,414,449

Current liabilities - discontinued operations:
Accounts payable and accrued liabilities	$3,022,466	$2,485,877
Deferred revenue	5,035,906	4,792,609
Accrued liabilities - related parties	135,935	222,728
Accrued interest	58,943	-
Accrued interest - related parties	-	24,795
Revolving credit facilities	211,211	360,871
Notes payable, current portion	528,594	274,129
Notes payable - related parties, current portion	-
Deferred tax liability	1,069,200	1,069,200
Contingent liabilities	450,000	400,000
Total current liabilities - discontinued operations:	$10,512,255	$9,630,209

Long term liabilities - discontinued operations:
Note payable - long term portion	101,181	514,211
Notes payable - related parties, long term portion	2,199,970	2,199,970
Total long term liabilities - discontinued operations	$2,301,151	$2,714,181

The following information presents the major classes of line items constituting the after-tax  loss from  discontinued operations in the  consolidated statements of operations:

	Twelve Months Ended
	December 31,	December 31,
	2015	2014
Revenue	17,426,760	4,917,030
Cost of goods sold	13,787,300	4,827,969
Gross margin	3,639,460	89,061

Impairment of goodwill	16,614,373	-
Selling, general and administrative expenses	13,742,846	3,873,948
Total operating expenses	30,357,219	3,873,948

Operating income (loss)	(26,717,759)	(3,784,887)

Other (income) expense:
Interest expense, net	85,529	35,124
Other (income)	(800)	(7,034)
Total other (income) expense	84,729	28,090

Loss from discontinued operations, net of tax	$(26,802,488)	$(3,812,977)

The following information presents the major classes of line items constituting significant operating and investing cash flow activities in the consolidated statements of cash flows relating to discontinued operations:

	Twelve Months Ended
	December 31,	December 31,
	2015	2014
Cash Flow: Major line items

Depreciation and Amortization	1,033,465	306,701
Impairment of goodwill	16,614,373	-
Non-cash compensation	2,258,216	559,384
Purchase of equipment	(150,606)	-
Cash from revolving credit facilities	4,537,125	585,543
Payments made on revolving credit facilities	(4,686,785)	(1,446,072)
Principal payments made on notes payable	(72,058)	(62,607)
Principal payments made on capital leases	(188,143)	(119,921)

4. ACCOUNTS RECEIVABLE

At December 31, 2015 and 2014, accounts receivable consists of:

	2015	2014
Accounts receivable from customers	$1,706,948	$1,269,558
Allowance for doubtful accounts	(56,364)	(29,500)
Accounts receivable, net	$1,650,584	$1,240,058

Index

5. INVENTORY

Inventory consists  of specialty food products.  At December 31, 2015 and 2014, inventory consisted of the following:

	2015	2014
Finished Goods Inventory	$920,885	$938,906

6. PROPERTY AND EQUIPMENT

Acquisition of Building

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

On May 14, 2015, the Company purchased a building and property located at 2528 S. 27th Avenue, Broadview, Illinois 60155. The property consists of approximately 1.33 acres of land and approximately 28,711 square feet of combined office and warehouse space. The purchase price of $914,350 was initially financed primarily by a draw-down of $900,000 on the Company’s credit facility with Fifth Third Bank. On May 29, 2015, a permanent financing facility was provided by Fifth Third Bank in the form of a loan in the amount of $980,000. $900,000 of this amount was used to pay the balance of the credit facility; the additional $80,000 was  used for refrigeration and other improvements at the property. The interest on the loan is at the LIBOR rate plus 3.0%.  The building is used for office and warehouse space for the Company’s Artisan subsidiary.  During the twelve months ended December 31, 2015, the Company paid a total of $474,301 for various building improvements, furniture, fixtures, and equipment related to this property.  Depreciation on the building and the related improvements, furniture, fixtures, and equipment  began  when  the Company occupied the facility  in October, 2015.

A summary of property and equipment at December 31, 2015 and 2014 is as follows:

	December 31, 2015	December 31, 2014
Land	$385,523	$177,383
Building	1,326,165	619,955
Computer and Office Equipment	466,177	466,176
Warehouse Equipment	197,561	7,733
Furniture and Fixtures	451,346	162,128
Vehicles	40,064	33,239
Total before accumulated depreciation	2,866,836	1,466,614
Less: accumulated depreciation	(673,373)	(588,747)
Total	$2,193,463	$877,867

Depreciation and amortization expense for property and equipment amounted to $84,625 and $79,870  for the years ended December 31, 2015 and 2014, respectively.

7. INVESTMENTS

The Company has made investments in certain early stage food related companies which it expects can benefit from synergies with the Company’s various operating businesses.  As of December 31, 2015 and December 31, 2014, the Company had made investments in three such companies in the aggregate amount of $204,000.  During the twelve months end December 31, 2015, the Company sold one of these investments with a cost of $54,000  for cash of $59,400, resulting in a gain of $5,400.  The remaining two investments in the aggregate amount of $150,000  are carried at cost on the Company’s balance sheet at December 31, 2015. The Company does not have significant influence over the operations of the companies it invests in.

Index

8. INTANGIBLE ASSETS

The Company acquired certain  intangible assets pursuant to the acquisition of Artisan, OFB, and the acquisition of certain assets of Haley (see Note 2).  The following is the net book value of these assets:

	December 31, 2015
		Accumulated
	Gross	Amortization	Net
Trade Name	$217,000	$-	$217,000
Non-Compete Agreement	244,000	(213,500)	30,500
Customer Relationships	1,130,994	(589,042)	541,952
Goodwill	151,000	-	151,000
Total	$1,742,994	$(802,542)	$940,452

	December 31, 2014
		Accumulated
	Gross	Amortization	Net
Trade Name	$217,000	$-	$217,000
Non-Compete Agreement	244,000	(152,500)	91,500
Customer Relationships	1,130,994	(350,217)	780,777
Goodwill	151,000	-	151,000
Total	$1,742,994	$(502,717)	$1,240,277

Total amortization expense charged to operations for the year ended December 31, 2015 and 2014 was $299,825 and $243,514, respectively.

Amortization of finite life intangible assets as of December 31, 2015 is as follows:

2016	$232,770
2017	160,770
2018	119,270
2019	59,642
2020 and thereafter	-
Total	$572,452

The trade names are not considered finite-lived assets, and are not being amortized.  The non-compete agreement is being amortized over a period of 48 months.  The customer relationships acquired in the Artisan and Haley transactions are being amortized over periods of 60 months.

As detailed in ASC 350, the Company tests for goodwill impairment in the fourth quarter of each year and whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.  As detailed in ASC 350-20-35-3A, in performing its testing for goodwill impairment, management has completed a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. To complete this review, management followed the steps in ASC 350-20-35-3C to evaluate the fair value of goodwill and considered all known events and circumstances that might trigger an impairment of goodwill. The analysis completed in 2015 and 2014 determined that there was no impairment to goodwill assets related to the Artisan and Haley transactions.

Index

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2015 and 2014 are as follows:

	2015	2014
Trade payables	$1,623,856	$1,563,504
Accrued payroll and commissions	78,670	47,319
Total	$1,702,526	$1,610,823

At December 31, 2015 and 2014, accrued liabilities to related parties consisted of accrued payroll and payroll related benefits of $458,710 and $914,964, respectively.

10.  ACCRUED INTEREST

At December 31, 2015, accrued interest was $669,615, including $54,150 payable to a related party.  Of this amount, $668,615 (including $54,150 to a related party) is convertible at the option of the note holders into the Company’s common stock a price of $0.25 per share, or a total of 2,674,460 shares. During the twelve months ended December 31, 2015, the Company paid cash for interest in the aggregate amount of $68,754.  The due date of accrued interest in the amount of $614,465 was extended to July 1, 2017 pursuant to an amendment to the September 2015 Notes Payable Extension Agreement (See Note 12) and is classified as a long-term liability on the Company’s balance sheet at December 31, 2015.

At December 31, 2014, convertible accrued interest was $657,184 (including $54,150 to a related party), of which $656,184 is convertible into 2,623,724 shares of common stock.  An additional $1,000 of accrued interest is not convertible into common stock. During the twelve months ended December 31, 2014, the Company paid cash for interest in the aggregate amount of $47,820, and converted an additional $90,984 of accrued interest into an aggregate of 363,936 shares of common stock.

11. REVOLVING CREDIT FACILITIES

	December 31, 2015	December 31, 2014

Line of credit facility with Fifth Third Bank in the original amount of $1,000,000. In August 2015, the amount of the credit facility was increased to $1,500,000 and the due date was extended to August 1, 2016. Interest on the line of credit is LIBOR plus 3.25%. During the twelve months ended December 31, 2015, the Company made net borrowings in the amount of $1,380,000 from this facility. During the twelve months ended December 31 2015, the Company recorded interest in the amounts of $19,295.	$1,380,000	$-

Total	$1,380,000	$-

Index

12. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

	December 31, 2015	December 31, 2014
Secured mortgage note payable for the acquisition of land and building in Bonita Springs, Florida in the amount of $546,000. Principal payments of $4,550 and interest at the rate of Libor plus 3% are due monthly. The balance of the principal amount will be due February 28, 2018. During the twelve months ended December 31, 2015, the Company made payments of principal and interest in the amounts of $54,600 and $13,657, respectively.	$391,300	$445,900

Term loan from Fifth Third Bank in the original amount of $1,000,000; $660,439 of this amount was used to pay a note payable; $339,561 was used for working capital. This loan is secured by first priority perfected security interest in all personal property of the Company, bears interest at the rate of Libor plus 4.75%, with monthly principal payments of $55,556 plus accrued interest. The note was fully paid in May 2015. During the twelve months ended December 31, 2015, the Company made net principal and interest payments in the amounts of $277,778 and $3,511, respectively.	-	277,778

Term loan in the amount of $1,000,000. This loan bears interest at the rate of LIBOR plus 4.00%, is collateralized by all personal property of the Company; and is due on December 1, 2015. During the twelve months ended December 31, 2015, the Company borrowed and repaid principal in the amount of $1,000,000 and recorded interest in the amount of $13,223.	-	-

Secured mortgage note payable for the acquisition of land and building in Broadview, Illinois in the amount of $980,000. Payments of $8,167 including principal and interest at the rate of LIBOR plus 2.75% are due monthly. The principal balance in the amount of $490,000 will be due May 29, 2020. During the twelve months ended December 31, 2015, the Company made payments of principal and interest in the amounts of $57,167 and $17,068, respectively.	922,833	-

A total of 17 convertible notes payable (the “Convertible Notes Payable”). Certain of the Convertible Notes Payable contain cross default provisions, and are secured by subordinated interest in a majority of the Company’s assets. The Convertible Notes Payable bear interest at the rate of 1.9% per annum; principal and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share; however, the interest may be paid in cash by the Company and certain limited amounts of principle may also be prepaid in cash. Effective May 13, 2014, the due date of these notes was extended from May 15, 2014 to December 31, 2015, and a discount to the notes in the aggregate amount of $732,565 was recorded to recognize the value of the beneficial conversion feature embedded in the extension of the term of the notes.  In  March 2015 the notes were further extended to January 1, 2016. During the twelve months ended December 31, 2015, $396,678 of this discount was charged to operations. On September 30, 2015, the notes and accrued interest in the amount of $614,465 were further extended to July 1, 2017, and a discount in the amount of $647,565 was recorded to recognize the value of the beneficial conversion featured embedded in the extension of the term of the notes.  During the twelve months ended December 31, 2015, $92,509  of this discount was charged to operations. During the twelve months ended December 31, 2015, the Company accrued interest in the amount of $12,431  on these notes.
	647,565	647,565

Secured vehicle leases payable at an effective interest rate of 9.96% for purchase of truck, payable in monthly installments (including principal and interest) of $614 through January 2015. During the twelve months ended December 31, 2015, the Company made payments in the aggregate amount of $614 on this lease, consisting of $609 of principal and $5 of interest. The lease was paid on full in January, 2015.	-	609

An unsecured note to Sam Klepfish for $164,650 which may not be prepaid without Mr. Klepfish’s consent originally carrying an  interest rate of 8% per annum and  no due date.  As of July 1, 2014, the interest rate was reduced to 1.9% and as of November 17, 2014 the interest rate was further reduced to 0%. During the three months ended December 31, 2015, interest in the amount of $54,150 was capitalized, and the aggregate principal amount of $164,650 was extended to July 1, 2017. This note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share.
	164,650	110,500

Index

	December 31, 2015	December 31, 2014
Promissory note in the amount of $200,000 bearing interest at the rate of 1% per annum issued in connection with the OFB acquisition. Principal in the amount of $100,000 was due June 30, 2015; this payment was made in July 2015 within the 5 day grace period stipulated in the note agreement. During the twelve months ended December 31, 2015, the Company paid accrued interest in the amount of $2,000.   Principal in the amount of $100,000 is due June 30, 2016. The note is convertible into shares of the Company’s common stock at the conversion price of $1.54 per share. During the twelve months ended December 31, 2015, the Company accrued interest in the amount of $1,500 on this note.
	$100,000	$200,000

Promissory note payable to Alpha Capital in the amount of $469,010 dated November 6, 2015 bearing interest at the rate of 9.9% per annum. This note is unsecured, and became due December 6, 2015. This note is unpaid at December 31, 2015. During the twelve months ended December 31, 2015, the Company accrued interest expense in the amount of $6,273 on this note. This note was paid subsequently in March 2016. See Note 19.	$469,010	$-

Promissory note payable to Alpha Capital in the amount of $176,005 dated November 20, 2015 bearing interest at the rate of 9.9% per annum. This note is unsecured, and became due December 20, 2015. This note is unpaid at December 31, 2015. During the twelve months ended December 31, 2015, the Company accrued interest expense in the amount of $1,957 on this note. This note was paid subsequently in March 2016. See Note 19.	$176,005	$-

Secured vehicle lease payable at an effective interest rate of 8.26% for purchase of a truck payable in monthly installments (including principal and interest) of $519 through June 2015. This lease was fully paid in June 2015. During the twelve months ended December 31, 2015, the Company made payments in the aggregate amount of $3,116 on this lease, consisting of $3,042 of principal and $74 of interest.	$-	$3,042

Total	$2,871,363	$1,685,394

Less: Discount	(555,056)	(396,678)

Net	$2,316,307	$1,288,716

Current maturities, net of discount	$897,615	$551,182
Long-term portion, net of discount	1,418,692	737,534
Total	$2,316,307	$1,288,716

	For the Year Ended December 31,
	2015	2014
Discount on Notes Payable amortized to interest expense:	$489,187	$707,698

At December 31, 2015 and 2014, the Company had unamortized discounts to notes payable in the aggregate amount of $555,056 and $396,678, respectively.

Aggregate maturities of long-term notes payable as of December 31, 2015 are as follows:

For the twelve months ended December 31,

2016	$897,615
2017	964,815
2018	152,600
2019	152,600
2020	585,433
Thereafter	118,300
Total	$2,871,363

Index

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

September 2015 Notes Payable Extension Agreement

Effective September 30, 2015, the Company entered into agreements (the “2015 Notes Payable Extension Agreement”) with certain convertible notes holders regarding seventeen convertible notes in the aggregate amount of $647,565 in principal and related accrued interest  whereby the maturity date of each note and accrued interest was extended to July 1, 2017. At December 31, 2015, accrued interest related to these convertible notes payable was an aggregate of $614,465; this amount is classified as a long term liability on the Company’s balance sheet.   In addition, the expiration dates of the following warrants were to extended to July 1, 2017: warrants to purchase 2,294,493 shares of common stock at a price of $0.575, with a previous expiration date of February 1, 2017; warrants to purchase 448,012 shares of common stock at a price of $0.55, with a previous expiration date of February 1, 2017; and warrants to purchase 94,783 shares of common stock at a price of $0.25, with a previous expiration date of February 1, 2016.  At September 30, 2015, the Company wrote-off the balance of the existing balance of the discount on convertible notes payable in the amount of $198,364, and recorded a new discount on the convertible notes which was attributable to the 2015 Notes Payable Extension Agreement in the aggregate amount of $647,565, which was charged to additional paid-in capital.  The discount will be amortized over the term of the related notes.  During the twelve months ended December 31, 2015, $92,509 of this discount was amortized to interest expense.

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

The following table illustrates certain key information regarding our conversion option valuation assumptions at December 31, 2015 and 2014 for options underlying both principal and convertible accrued interest:

	December 31,
	2015		2014
Number of conversion options outstanding		5,771,655		5,785,854
Value at December 31	$	N/A	$	N/A
Number of conversion options issued during the period		-		446,050
Value of conversion options issued during the period	$	N/A	$	N/A
Number of conversion options exercised or underlying notes paid during the period		64,935		1,135,544
Value of conversion options exercised or underlying notes paid during the period	$	N/A	$	N/A
Revaluation loss (gain) during the period	$	N/A	$	N/A

13. RELATED PARTY TRANSACTIONS

For the year ended December 31, 2015:

In January 2015, the Company extended the expiration date to December 31, 2015 of certain options to purchase a total of 277,500 shares of the Company’s common stock which were held by board members and key employees.  The Company valued the options at the extended due dates using the Black-Scholes valuation model, and charged the amount of $146 to operations during the period ended December 31, 2015.  In December 2015, the Company extended the expiration date to December 31, 2016 of certain options to purchase a total of 370,000 shares of the Company’s common stock which were held by board members and key employees. The Company valued the options at the extended  due dates using the Black Scholes valuation model, and charged the amount of $89,407 to operations during the period ended December 31, 2015.  (See Note 15).

In November 2015, the Company issued 125,000 shares of common stock to an officer for the exercise of RSUs.

Index

In December 2015, the Company’s board of directors agreed to issue 107,501 shares of the Company’s common stock with a fair value of $75,000 to the Company’s President as a bonus.  Accordingly, the value was accrued at December 31, 2015.

For the year ended December 31, 2014:

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

Pursuant to the terms of the Artisan Acquisition Agreement, the Company made payments in the aggregate amount of $77,581 to David Vohaska.  Mr. Vohaska is currently an employee of the Company.  Accordingly, the amounts were accrued at December 31, 2015.

14. INCOME TAXES

Deferred income taxes result from the temporary differences arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, and an accumulation of net operating loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $6.6 million, which will expire through 2035.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

The provision (benefit) for income taxes for the years ended December 31, 2015 and 2014 consist of the following:

	2015	2014

Current	$-	$-
Deferred	-	-
Total	$-	$-

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable statutory income tax rate of 39.6% for the December 31, 2015 and 2014 to the loss before taxes as a result of the following differences:

	2015	2014
Income (loss) before income taxes	$(373,603)	$82,029
Statutory tax rate	39.6%	39.6%
Total tax at statutory rate	(148,000)	32,500
Temporary differences	37,500	37,500
Permanent difference – meals and entertainment	10,000	13,100
Permanent differences- non cash compensation, derivatives and discount amortization	1,155,000	760,500
Total	1,054,500	843,600
Changes in valuation allowance	(1,054,500)	(843,600)

Income tax expense	$-	$-

Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

Index

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  As of December 31, 2015 and 2014 significant components of the Company's deferred tax assets are as follows:

	2015	2014
Deferred Tax Assets (Liabilities):
Net operating loss carryforwards	$2,845,500	$3,900,000
Allowance for doubtful accounts	11,000	11,000
Property and equipment	(87,000)	(87,000)
Net deferred tax assets (liabilities)	2,769,500	3,824,000
Valuation allowance	(2,769,500)	(3,824,000)
Net deferred tax assets (liabilities)	$-	$-

The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions.

15. EQUITY

Common Stock

At December 31, 2015 and 2014, a total of 700,663 shares are deemed issued but not outstanding by the Company.

Twelve months ended December 31, 2015:

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

On June 4, 2015, the Company agreed to issue 150,000 shares of common stock Michael Ferrone  pursuant to the exercise of 150,000 stock options with a weighted average exercise price of $0.444 per share, for cash proceeds of $66,660.

On June 1, 2015, the Company agreed to issue 30,000 shares of common stock with a fair value of $39,000  to a service provider.

On September 25, 2015, the Company agreed to issue 533,913 shares of common stock pursuant to the exercise of warrants with a purchase price of $0.575 per share, for cash proceeds of $307,000.

On September 30, 2015, the Company recorded the issuance of 25,000 shares of common stock with a fair value of $42,500 to an employee pursuant to an employment agreement.

On October 22, 2015, the Company issued 21,126 shares of common stock with a fair value of $21,126 to Lou Haley pursuant to a bonus agreement.

Index

On November 2, 2015, the Company issued 125,000 shares of common stock with a value of $125,000 to an officer for the exercise of RSUs.

On December 28, 2015, the Company issued 15,000 shares of common stock with a fair value of $10,500 to an employee as a bonus.

On December 30, 2015, the Company issued 25,000 shares of common stock with a value of $34,000 to a service provider.

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

Warrants

Twelve months ended December 31, 2015:

During the twelve months ended December 31, 2015, warrants to purchase a total of 1,261,185  shares of common stock at a weighted average price of $0.561 were exercised for a total of $707,000.

Twelve months ended December 31, 2014:

During the twelve months ended December 31, 2014, warrants to purchase an aggregate 1,001,819 shares of common stock were exercised at a total price $350,000.  Warrants to acquire an additional 18,841 shares of common stock were exercised via cashless conversion; this cashless conversion resulted in the net issuance of 16,203 shares of common stock.

Effective September 30, 2015, the Company extended the expiration dates of the following warrants to July 1, 2017: warrants to purchase 2,294,493 shares of common stock at a price of $0.575, with a previous expiration date of February 1, 2017; warrants to purchase 448,012 shares of common stock at a price of $0.55, with a previous expiration date of February 1, 2017; and warrants to purchase 94,783 shares of common stock at a price of $0.25, with a previous expiration date of February 1, 2016.  These warrant extensions were a provision of the 2015 Notes Payable Extension Agreement (See Note 12).

Index

The following table summarizes the significant terms of warrants outstanding at December 31, 2015. These warrants may be settled in cash or via cashless conversion into shares of the Company’s common stock at the request of the warrant holder.
These warrants were granted as part of a financing agreement:

		Weighted	Weighted		Weighted
		average	average		average
Range of	Number of	remaining	exercise		exercise
exercise	warrants	contractual	price of	Number of	price of
Prices	Outstanding	life (years)	outstanding Warrants	warrants Exercisable	exercisable Warrants
$0.010	700,000	4.38	$0.010	700,000	$0.010

$0.250	94,783	1.50	$0.250	94,783	$0.250

$0.550	448,010	1.50	$0.550	448,010	$0.550

$0.575	2,294,491	1.50	$0.575	2,294,491	$0.575
	3,537,284	2.07	$0.451	3,537,284	$0.451

Transactions involving warrants are summarized as follows:

		Weighted Average
	Number of Shares	Exercise Price
Warrants outstanding at December 31, 2013	5,819,129	$0.457

Granted	-	$-
Exercised	(1,020,660)	$0.348
Cancelled / Expired	-	-
Warrants outstanding at December 31, 2014	4,798,469	$0.480

Exercised	(1,261,185)	$0.561
Cancelled / Expired	-	$-
Warrants outstanding at December 31, 2015	3,537,284	$0.451

Options

Twelve months ended December 31, 2015:

During the twelve months ended December 31, 2015, the Company granted options to purchase 20,000 shares of common stock at a price of $2.40 per share and options to purchase 30,000 shares of common stock at a price of $3.40 per share to a service provider. The fair value of these options in the amount of $6,894 was charged to operations during the period.

Also during the twelve months ended December 31, 2015, a total of 190,000 options were exercised for cash proceeds of $81,860.

Twelve months ended December 31, 2014:

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

Index

The following table summarizes the changes outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.350	1,170,000	1.66	$0.350	1,170,000	$0.350

$0.380	92,500	1.00	$0.380	92,500	$0.380

$0.400	275,000	1.01	$0.400	250,000	$0.400

$0.450	92,500	1.00	$0.450	92,500	$0.450

$0.474	92,500	1.00	$0.474	92,500	$0.474

$0.480	92,500	1.00	$0.480	92,500	$0.480

$0.570	225,000	2.01	$0.570	225,000	$0.570

$1.310	75,000	2.67	$1.310	25,000	$1.310

$1.440	15,000	0.84	$1.440	15,000	$1.440

$1.460	100,000	2.50	$1.460	100,000	$1.460

$1.600	310,000	2.01	$1.600	310,000	$1.600

$1.900	15,000	1.84	$1.900	15,000	$1.900

$2.000	500,000	1.16	$2.000	500,000	$2.000

$2.400	20,000	2.42	$2.400	20,000	$2.400

$3.400	30,000	2.42	$3.400	30,000	$3.400
	3,105,000	1.57	$0.887	3,030,000	$1.007

Index

Transactions involving stock options are summarized as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2013	2,580,000	$0.544

Issued	705,000	$1.836
Exercised	(20,000)	0.350
Forfeited or expired	(20,000)	0.350
Outstanding as December 31, 2014	3,245,000	$0.822

Issued	50,000	3.000
Exercised	(190,000)	0.431
Forfeited or expired	-	-
Outstanding at December 31, 2015	3,105,000	$0.887

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2015 and 2014 was $503,030 and $2,196,870 respectively.  Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.645  and $1.35 as of December 31, 2015 and 2014, respectively, and the exercise price multiplied by the number of options outstanding.

During the twelve months  ended December 31, 2015 and 2014, the Company charged $195,385  and $308,782, respectively, to operations related to recognized stock-based compensation expense for stock options.

During the twelve months ended December 31, 2015, the Company extended the expiration date to December 31, 2015 of certain options to purchase a total of 277,500 shares of the Company’s common stock which were held by board members and key employees.  The Company valued the options at the extended due dates using the Black-Scholes valuation model, and charged the amount of $146 to operations during the period ended twelve month ended December 31, 2015.  In December 2015, the Company further extended the term of these options to December 31, 2016, and valued the options at the extended due dates using the Black-Scholes valuation model, and charged an additional $89,407 to operations during the period ended twelve month ended December 31, 2015.

The exercise price grant dates in relation to the market price during 2015 and 2014 are as follows:

	2015	2014
Exercise price lower than market price	-	-

Exercise price equal to market price	-	-

Exercise price exceeded market price	$2.40 to $3.40	$1.31 to $2.00

As of December 31, 2015 and 2014, there were 75,000  and 767,500, respectively, non-vested options outstanding.

Accounting for warrants and stock options

The Company valued warrants and options using the Black-Scholes valuation model utilizing the following variables:

	December 31,	December 31,
	2015	2014
Volatility	47.35% to 57.56%	88.72% to 189.71%
Dividends	$-	$-
Risk-free interest rates	0.14% to 0.99%	0.37% to 0.42%
Term (years)	0.17 to 3.00	2.00 to 5.00

Index

Restricted Stock Units (“RSUs”)

At December 31, 2015, the Company has issued restricted stock units (“RSUs”) for the potential issuance of shares of the Company’s common stock for the purpose of aligning executives and employees of the Company and  for the purpose of compensation for serving as members of the Board of Directors of the Company and for the purposes of retaining qualified personnel at compensation levels that otherwise would not be available should the company have been required to pay certain salaries in cash only. Certain of the RSUs were issued to employees of The Fresh Diet  (“FD  RSUs”); certain RSUs were issued to the executive officers of the Company (“Executive RSUs”); certain RSUs were issued to the employees of the Company (“Employee RSUs”); and certain RSUs were issued to members of the board of directors of the Company (“Board RSUs”).  On January 1, 2015, the Company issued 70,640 RSUs to employees as a bonus; these RSUs were accrued during the year ended December 31, 2014.  These RSUs vested immediately.  Also on January 1, 2015, the Company issued a total of 350,000 RSUs to its executive officers.  These RSUs were for services provided during the year ended December 31, 2014, and were accrued during the year ended December 31, 2014.  On November 2, 2015, 125,000 RSUs were exercised by the Company’s CEO.  At December 31, 2015, the following Executive RSUs were outstanding: A total of 797,466 RSUs were vested; 75,000 RSUs will vest on May 1, 2016; 600,000 RSUs will vest on December 31, 2016; and 800,000 will vest on July 1, 2017. An additional 125,000 RSUs will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 RSUs will vest contingent  upon the attainment of a stock price of $3.00  per share for 20 straight trading days. The Company estimated that the stock-price goals of the Company’s stock price closing above $2.00 per share for 20 straight days have a 90% likelihood of achievement, and these RSUs were valued at 90% of their face value; the Company also estimated that the likelihood of the Company’s stock closing above $3.00 per share for 20 straight days is 70%, and these RSUs were valued at 70% of their face value.  We recognized stock-based compensation expense of in a straight-line manner over the vesting period of the RSUs.

At December 31, 2015, the following Board RSUs were outstanding: a total of 360,000 RSUs were vested; 360,000 RSUs vest on July 1, 2016; and 360,000 RSUs vest on July 1, 2017.  In June 2015, Sol Mayer resigned from the Company’s board, and 180,000 unvested RSUs were forfeited by Mr. Mayer.

The Employee RSUs were issued to certain nonexecutive employees of the Company either partially in lieu of salary, future bonuses or a combination of both bonus and salary.  At December 31, 2015, the following Employee RSUs were outstanding: a total of 70,640 RSUs were vested.

The FD RSUs issued to certain nonexecutive employees of The Fresh Diet were issued either partially in lieu of salary, future bonuses or a combination of both bonus and salary.  At December 31, 2015, the following Fresh Diet RSUs were outstanding: a total of 1,200,000 RSUs were vested; 900,000 RSUs will vest on December 31, 2016; and 1,200,000 RSUs will vest on July 1, 2017.  An additional 350,000 RSUs will vest contingent upon the Company’s stock price closing at or above $2.50 per share for 20 consecutive trading days.

We recognized stock-based compensation expense for RSUs in a straight-line manner over the vesting period of the grant. This resulted in stock-based compensation expense of $4,206,282 and $886,516 related to recognition of RSUs during the year ended December 31, 2015 and 2014, respectively.  We included the cost of the FD RSUs in the loss from discontinued operations.  This resulted in a discontinued operations charge of $2,258,216  for the twelve months ended December 31, 2015.

16. COMMITMENTS AND CONTINGENCIES

Contingent Liability

Pursuant to the OFB acquisition, the Company is contingently liable for certain performance-based payments over the twenty-four months following the acquisition date. The Company believes it is likely that these payments will be made, and accordingly recorded the entire amount of $225,000 as a contingent liability on its balance sheet at acquisition. During the twelve months ended December 31, 2015 and 2014, payments in the aggregate amount of $81,500 and $52,500, respectively, have been made under this contingent liability; at December 31, 2015, the balance of the contingent liability is $91,000 related to the OFB acquisition.

Pursuant to the Artisan acquisition, the Company was contingently obligated to pay up to another $300,000 in the event certain financial milestones were met by April 30, 2014 (see Note 2).  This obligation had a fair value of $131,000 at the time of the Artisan acquisition.  During the twelve months ended December 31, 2015 and 2014, the Company made payments in the amount of $0 and $77,581, respectively.  At December 31, 2015 and 2014, the amount of $0 is reflected on the Company’s balance sheet as a contingent liability related to the Artisan acquisition.

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Index

Leases

On May 7, 2012, we entered into a three-year lease with David and Sherri Vohaska for approximately 18,700 feet of office and warehouse space located at 8121 Ogden Avenue, Lyons, Illinois.  The annual rent under the lease is approximately $8,333 per month for the first year, $8,417 per month for the second year, and $8,500 for the third year.  Prior to the acquisition of Artisan Specialty Foods, Inc. David Vohaska was the owner of Artisan.  The Company and Mr. Vohaska agreed to terminate this lease agreement effective October 11, 2015.

At December 31, 2015, there were no commitments for minimum rental payments.

17. MAJOR CUSTOMER

The Company’s largest customer, U.S. Foods, Inc.  and its affiliates, accounted for approximately 72% and 71% of total sales in the years ended December 31, 2015 and 2014, respectively.  A contract between our subsidiary, Food Innovations, and U.S. Foods entered an optional renewal period in December 2012 but was automatically extended for an additional 12 months in each of  January 1, 2013 and 2014.  On January 26, 2015 we executed a contract between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods, Inc.  The term of the contract is from January 1, 2015 through December 31, 2016 and provides for up to three (3) automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew.

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

Level 1 -	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 -	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 -	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

As December 31, 2015 and 2014, the Company did not have financial assets or liabilities that are required to be accounted for at fair value on a recurring basis.

19.  SUBSEQUENT EVENTS

In February 2016, we closed a transaction to sell 90% of our ownership in The Fresh Diet, Inc. to New Fresh Co., LLC, a Florida limited liability company controlled by the former found of The Fresh Diet.

In March 2016, the Company paid principal and interest in aggregate amounts of $645,015 and $21,288, respectively, representing the full amounts due under two non-convertible notes payable to Alpha Capital.

In March 2016, the Company issued 25,000 shares of common stock  to a service provider.

Index

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.  We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2015 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms and our disclosure controls and procedures are also effective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our principal executive and financial officers to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

Subject to the inherent limitations described in the following paragraph, our management has concluded that our internal control over financial reporting was effective at December 31, 2015 at the reasonable assurance level.

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

Name	Age	Position
Sam Klepfish	41	Chief Executive Officer and Director
Justin Wiernasz	50	President and Director
Joel Gold	75	Director
Hank Cohn	46	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

During 2015,  Messrs. Gold, Wiernasz and McDonald did not file two Forms 4 and Mr. Klepfish did not file one Form 4.  None of the Forms 4 related to the sale or purchase of securities.

Index

ITEM 11. Executive Compensation

The following table sets forth information concerning the compensation for services rendered to us for the year ended December 31, 2015, of our Chief Executive Officer and our other executive officers whose annual compensation exceeded $100,000 in the fiscal year ended December 31, 2015, if any. We refer to the Chief Executive Officer and these other officers as the named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)			Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)			Total ($)
Sam Klepfish	2015	$317,709	$85,000	(a)	$644,835	(b)	$			$		$		$			$1,047,544
CEO	2014	$297,858	$40,000	(c)	$97,838	(b)		$-			$-		$-		$2,112	(d)	$437,808
	2013	$215,828	$48,000	(e)	$27,937	(f)		$69,047	(g)		$-		$-		$1,972	(d)	$362,784

Justin Wiernasz	2015	$312,119	$124,800	(h)	$667,780	(i)	$			$		$			$8,016	(d)	$1,112,715
President	2014	$264,400	$145,000	(j)	$133,055	(b)		$-		$			$-		$5,827	(d)	$548,282
	2013	$233,776	$214,293	(k)	$-			$101,411	(l)		$-		$-		$6,838	(d)	$556,318

John McDonald	2015	$163,611	$38,407	(m)	$-			$-			$-		$-		$8,016	(d)	$210,034
Chief Information and	2014	$153,484	$50,000	(n)	$-			$-			$-		$-		$7,445	(d)	$210,938
Principal Accounting Officer	2013	$134,677	$50,000	(e)	$15,000	(o)		$7,725	(p)		$-		$-		$4,489	(d)	$211,891

(a)	Consists of a cash bonus paid during the year for services performed in 2014.
(b)	Consists of the portion of RSUs which were recognized as a period cost during the year.
(c)	Consists of a cash bonus paid during the year. Does not include $85,000 in cash bonuses and $175,000 of stock bonuses for services performed in 2014 but not paid during the year.
(d)	Consists of cash payments for health care benefits.
(e)	Consists of a cash bonus paid during the year.
(f)	Consists of a stock grant of 84,658 shares of common stock.
(g)	Consists of options to purchase 62,500 shares of common stock at a price of $1.60 per share.
(h)
Consists of a cash bonus paid during the year for services performed in 2014. Does not include $50,000 in cash bonuses and 116,279 of RSUs with a fair value of $75,000 for services performed in 2015 but not paid during the year.

(i)
Consists of the portion of RSUs which were recognized as a period cost during the year for services as an executive officer.  Does not include $163,826 of RSUs which were recognized as a period cost during the year for services as a board member.

(j)
Consists of a cash bonus paid during the year for services performed in 2013.  Does not include $100,000 cash bonus and $175,000 in stock bonus for services performed in 2014 but not paid during the year.

(k)	Consists of a cash bonus of $145,000 and 47,385 shares of common stock at a price of $1.462 per share.
(l)	Consists of options to purchase 62,500 shares of common stock at a price of $1.60 per share, and options to purchase 100,000 shares of common stock at a price of $0.35 per share.
(m)
Consists of a cash bonus paid during the year for services performed in 2014. Does not include $30,000 in cash bonuses and  46,512 RSUs with a fair value of $30,000 for services performed in 2015 but not paid during the year..

(n)
Consists of a cash bonus paid during the year for services performed in 2013.  Does not include $38,407 cash bonus and $38,407 in stock bonus for services performed in 2014 but not paid during the year.

(o)	Consists of a stock grant of 39,474 shares of common stock.
(p)	Consists of options to purchase 25,000 shares of common stock at a price of $0.40 per share.

Index

Outstanding Equity Awards at Fiscal Year-End as of December 31, 2015

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Sam Klepfish									1,000,000	(a)	$451,500	(c)
Sam Klepfish	100,000				$0.350		05/04/17
Sam Klepfish	100,000		-	-	$0.350		12/31/17		-		-		-
Sam Klepfish	62,500		-	-	$1.600		01/01/18		-		-		-
Sam Klepfish	50,000		-	-	$0.400		01/01/17		-		-		-
Sam Klepfish	50,000		-	-	$0.400		01/01/17
Sam Klepfish	100,000		-	-	$0.570		01/01/18
Sam Klepfish	62,500		-	-	$1.600		01/01/18
Sam Klepfish	100,000		-	-	$2.000		02/28/17
Justin Wiernasz									955,000	(b)	$615,975	(c)
Justin Wiernasz	160,000	(c)	-	-	$0.446	(d)	-	(e)	-		-		-	-
Justin Wiernasz	100,000		-	-	$0.350		05/04/17		-		-		-	-
Justin Wiernasz	100,000		-	-	$0.350		12/31/17		-		-		-
Justin Wiernasz	62,500		-	-	$1.600		01/01/18		-		-		-
Justin Wiernasz	50,000		-	-	$0.400		01/01/17		-		-		-
Justin Wiernasz	50,000		-	-	$0.400		01/01/17		-		-		-
Justin Wiernasz	100,000		-	-	$0.570		01/01/18		-		-		-	-
Justin Wiernasz	62,500		-	-	$1.600		01/01/18		-		-		-
Justin Wiernasz	100,000		-	-	$2.000		02/28/17
John McDonald	50,000	(d)	-	-	$0.446	(e)	-	(f)
John McDonald	25,000		-	-	$0.400		01/01/17		-		-		-	-
John McDonald	25,000		-	-	$0.400		01/01/17		-		-		-	-
John McDonald			25,000	-	$0.400		01/01/17		-		-		-	-
John McDonald	25,000		-	-	$0.570		01/01/18
John McDonald	30,000		-	-	$1.600		01/01/18
John McDonald	30,000		-	-	$1.600		01/01/18

(a)
RSUs vest according to the following schedule: 300,000 on December 31, 2016; and 400,000 on July 1, 2017.  An additional 300,000 RSUs will vest contingent upon the Company’s common stock price closing at or above $2.50 per share for 20 consecutive trading days.

(b)	RSUs vest according to the following schedule: 75,000 on May 1, 2016; 90,000 on July 1, 2016; 300,000 on December 31, 2016; and 490,000 on July 1, 2017.
(c)
Amounts are calculated by multiplying the number of shares shown in the table by $0.645 per share, which is the closing price of common stock on December 31, 2015 (the last trading day of the 2015 fiscal year).

(d)	Options vest at the rate of 25% each quarter beginning March 31, 2010.
(e)	Weighted-average exercise price.
(f)	Option term is 5 years from the date of vesting.

Index

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (a)		Option Awards ($) (b)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joel Gold	$10,000	$-	(a)	$-	$-	$-	$-	$10,000
Sam Klepfish	$-	$-		$-	$-	$-	$-	$-
Solomon Mayer	$10,000	$-	(a)	$-	$-	$-	$-	$10,000
Hank Cohn	$10,000	$-	(a)	$-	$-	$-	$-	$10,000
Justin Wiernasz	$-	$-	(a)	$-	$-	$-	$-	$-

(a)     Does not include 270,000 RSUs at $1.00 per share granted to each director and included in 2014 for service in years 2015, 2016, and 2017.  These RSUs are contingent upon being a member of the board in those years. The amount of $163,826 was included as a period cost for these RSUs in 2015.  Mr. Klepfish has thus far declined this grant of RSUs which the Company offered to all Directors in 2014.

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

On August 7, 2014, our board of directors approved the amendment of the Employment Agreement with Mr. Klepfish effective as of August 13, 2014.  The employment agreement was amended as follows: (i) it has been extended by one year to December 31, 2016; (ii) it provides for 10% annual increases of Base Salary commencing in 2014; (iii) certain performance based bonuses in the employment agreement are eliminated; (iv) stock grants previously issued with vesting based upon performance or stock price are cancelled; (v) a new performance based bonus structure to partially replace the previous structure, based upon meeting certain Cash EBITDA (earnings before interest, taxes, depreciation, and amortization and non-cash compensation charges) targets, the new bonus will have a cash portion and a stock portion and all Base Salary can be paid in cash or in stock at the option of Mr. Klepfish, and  (vi) 125,00 restricted stock units which vest if the 30 day average closing price of our common stock is $2.00 or above and there is a 50,000 average daily volume or there is a 50,000 average daily volume for 14 straight  trading days; and 175,000 restricted stock units which vest if the 30 day average closing price of our common stock is $3.00 or above and there is a 50,000 average daily volume for 14 straight trading days.  Mr. Klepfish will have the option, on an annual basis, to take all or part of the cash portion of the bonus, or any part of Base Salary in the form of stock at a valuation based upon the closing stock price on the last trading day of the prior year. The decision on how much, if any, of the bonus to take in stock must be made by May 1 of each year, unless earlier required.  The Cash EBITDA target levels do not include the effect of any potential future acquisitions and also do not include certain one time or non-recurring expenses in the calculation of the Cash EBITDA.  If a Cash EBITDA target is missed by 3% or less, the bonus for the target so missed shall be reduced by 20% and if it is missed by 3.1% -5%, the bonus for such target shall be reduced by 30%, except in both cases, Mr. Klepfish has negative discretion to further reduce the bonuses or even cancel them. In March 2016, Mr. Klepfish’s employment agreement was extended for another year under the same terms.

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

On August 7, 2014, our board of directors approved the amendment of the Employment Agreement with Mr. Wiernasz  effective as of August 13, 2014.  The employment agreement was amended as follows: (i) it has been extended by one year to December 31, 2016; (ii) it provides for 10% annual increases of Base Salary commencing in 2014; (iii)  certain performance based bonuses in the employment agreement are eliminated; (iv) stock grants previously issued with vesting based upon performance or stock price are cancelled; (v) a new performance based bonus structure to partially replace the previous structure, based upon meeting certain Cash EBITDA (earnings before interest, taxes, depreciation, and amortization and non-cash compensation charges) targets, the new bonus will have a cash portion and a stock portion and all Base Salary can be paid in cash or in stock at the option of Mr. Wiernasz, and (vi) an award of 75,000 restricted stock units which vest on January 1, 2015 and 75,000 restricted stock units which vest on May 1, 2016.  Mr. Wiernasz will have the option, on an annual basis, to take all or part of the cash portion of the bonus, or any part of Base Salary in the form of stock at a valuation based upon the closing stock price on the last trading day of the prior year. The decision on how much, if any, of the bonus to take in stock must be made by May 1 of each year, unless earlier required.  The Cash EBITDA target levels do not include the effect of any potential future acquisitions and also do not include certain one time or non-recurring expenses in the calculation of the Cash EBITDA.  If a Cash EBITDA target is missed by 3% or less, the bonus for the target so missed shall be reduced by 20% and if it is missed by 3.1% -5%, the bonus for such target shall be reduced by 30%. In March 2016, Mr. Wiernasz’s employment agreement was extended for another year under the same terms.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 8, 2016, with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each Named Officer, and (4) all our directors and executive officers as a group.  Unless otherwise stated, each person listed below uses the Company’s address.  Pursuant to SEC rules, includes shares that the person has the right to receive within 60 days from March 8,  2016.

Name and Address of Beneficial Owners		Number of Shares Beneficially Owned	Percent of Class

Sam Klepfish (Officer, Director)	(1)	2,942,333	11.2%
Michael Ferrone	(2)	1,599,282	6.7%
Joel Gold (Director)	(3)	859,054	3.5%
Hank Cohn (Director)	(5)	570,000	2.4%
Justin Wiernasz (Officer, Director)	(6)	2,428,733	9.4%

YS Catering	(7)	4,647,206	19.7%
Yorkmont Capital Partners, LP	(8)	2,073,398	8.8%
Alpha Capital Anstalt	(9)	1,811,354	7.7%
All officers and directors as a whole (5 persons)	(10)	6,620,120	22.2%

Index

(1)
Includes 180,000 shares of common stock held by Mr. Klepfish; options to purchase 625,000 shares of the Company's common stock, RSUs representing 1,478,733 shares of common stock, and 658,600 shares for a note payable and accrued interest on the note.  Does not include 66,793 shares of common stock issuable as compensation for services performed in 2013, 17,014 shares for services performed in 2014, and 107,501 shares for services performed in 2015. Upon the issuance of these shares, Mr. Klepfish will beneficially own 11.8% of the shares outstanding.

(2)
Includes 1,429,282  shares of common stock held by Mr. Ferrone; and options to purchase 170,000 shares of the Company's common stock held by Mr. Ferrone.  Mr. Ferrone’s address is Box 2484, 119 Alpine Avenue, Oak Bluffs, MA 02557.

(3)
Includes 110,654 shares of common stock held by Mr. Gold, RSUs representing 270,000 shares of common stock, and options to purchase 460,000 shares of common stock. Also includes 18,400 shares of common stock held by Mr. Gold’s spouse.

(4)	Intentionally omitted.

(5)
Includes options to purchase 300,000 shares of common stock held by Mr. Cohn, and RSUs representing 270,000 shares of common stock.  Does not include 5,000 shares issuable for services as a board member for 2010, but not yet issued.  Upon issuance of these shares, Mr. Cohn will beneficially own 2.4% of the shares outstanding.

(6)
Includes 100,000 shares of common stock held by Mr. Wiernasz, options to purchase 785,000 shares of common stock, and RSUs representing 1,543,733 shares of common stock.   Does not include 17,135 shares to be issued for services performed in 2013, and 47,385 shares to be issued for services performed in 2014. Upon the issuance of these shares, Mr. Wiernasz will beneficially own 9.6%  of the shares outstanding.

(7)
Includes 4,647,206 shares of common stock.  The address of YS Catering is 9455 Collins Ave., Apt. 605, Surfside, FL 33154.  These shares are held by YS Catering on behalf of its shareholders, each of whom is the sole beneficial owner with sole dispositive power over the shares allocable to him by virtue of his percentage ownership of YS Catering.  No shareholder beneficially owns 10% or more of the Company’s shares.

(8)
Consists of 2,073,398 shares of common stock held by Yorkmont Capital Partners, LP. The address of Yorkmont Capital Partners, LP is 2313 Lake Austin Blvd. Suite 202, Austin, TX 78703.  Information gathered from a Schedule 13G/A filed with the Securities and Exchange Commission on January 18, 2016.

(9)
Consists of 1,811,354  shares of common stock held by Alpha Capital. Excludes shares underlying warrants and convertible notes which are subject to a 9.99% blocker provision.  The address of its principal business is Pradafant 7, Furstentums 9490, Vaduzm Liechtenstein.

(10)
Includes 409,054 shares of common stock held by officers and directors.  Also includes 6,211,066 shares underlying options, RSUs, convertible notes, or shares issuable as accrued interest upon outstanding notes.  Does not include an additional 260,828 shares committed by the Company to be issued.  Upon issuance of such shares the group will beneficially own 23.1% of the outstanding shares.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

We are not currently subject to the requirements of any stock exchange or national securities association with respect to having a majority of “independent directors”.  Messrs. Gold and Cohn, are “independent” and only Messrs. Klepfish and Wiernasz, by virtue of being our Executive Officers, are not independent.  Mr. Klepfish and Mr. Wiernasz do not participate in board discussions concerning their compensation.

In January 2015, the Company extended the expiration date to December 31, 2015 of certain options to purchase a total of 277,500 shares of the Company’s common stock which were held by board members and key employees.  The Company valued the options at the extended due dates using the Black-Scholes valuation model, and charged the amount of $146 to operations during the period ended December 31, 2015.  In December 2015, the Company extended the expiration date to December 31, 2016 of certain options to purchase a total of 370,000 shares of the Company’s common stock which were held by board members and key employees. The Company valued the options at the extended  due dates using the Black Scholes valuation model, and charged the amount of $89,407 to operations during the period ended December 31, 2015.  (See Note 15).

In November 2015, the Company issued 125,000 shares of common stock to its Chief Executive Officer for the exercise of RSUs.

In December 2015, the Company’s board of directors agreed to issue 107,501 shares of the Company’s common stock with a fair value of $75,000 to the Company’s President as a bonus

Index

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The Company engaged Liggett & Webb P.A. (“LW”) as our  independent registered public accounting firm since  November 9, 2012.  During the year ended December 31, 2015 and 2014, LW billed us audit fees of approximately $108,000 and $92,800,  respectively.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by LW that are reasonably related to the performance of the audit or review of our consolidated financial statements including our quarterly interim reviews on Form 10-Q and are reported under Audit Fees above.

Tax Fees

LW tax fees were $15,000 and $10,125  for the years ended December 31, 2015 and 2014, respectively.

All Other Fees

LW has not billed any other fees since their engagement on November 9, 2012.

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

Index

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

Dated: March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sam Klepfish	CEO and Director	March 30, 2016
Sam Klepfish	(Chief Executive Officer)

/s/ John McDonald	Principal Accounting Officer	March 30, 2016
John McDonald	(Principal Financial Officer)

/s/ Joel Gold	Director	March 30, 2016
Joel Gold

/s/ Hank Cohn	Director	March 30, 2016
Hank Cohn

/s/ Justin Wiernasz	Director	March 30, 2016
Justin Wiernasz