Form 10-Q
period 2016-03-31
INNOVATIVE FOOD HOLDINGS INC
filed 2016-05-16
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended March 31, 2016

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,006,819 shares of common stock issued and 24,306,157 shares of common stock outstanding as of May 6, 2016.

INNOVATIVE FOOD HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,567,429	$1,645,320
Accounts receivable, net	1,616,239	1,650,584
Inventory	754,920	920,885
Current assets - discontinued operations	-	1,767,333
Other current assets	61,041	68,559
Total current assets	3,999,629	6,052,681

Property and equipment, net	2,166,321	2,193,463
Investment	150,000	150,000
Non-current assets - discontinued operations	-	4,665,554
Intangible assets, net	874,635	940,452
Total assets	$7,190,585	$14,002,150

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$2,149,237	$1,702,526
Accrued liabilities - related parties	30,000	458,710
Accrued interest	1,250	9,230
Revolving credit facilities	1,500,000	1,380,000
Notes payable, current portion, net of discount	255,591	897,615
Current liabilities - discontinued operations	-	10,512,255
Contingent liabilities	91,000	91,000
Total current liabilities	4,027,078	15,051,336

Accrued interest – long term	617,567	614,465
Note payable - long term portion, net of discount	1,313,416	1,254,042
Notes payable - related parties, long term portion	164,650	164,650
Long term liabilities - discontinued operations	-	2,301,151
Total liabilities	6,122,711	19,385,644

Stockholders' equity (deficit)
Common stock, $0.0001 par value; 500,000,000 shares authorized; 25,006,819 and 24,248,486 shares issued, and 24,306,157 and 23,547,823 shares outstanding at March 31, 2016 and December 31, 2015, respectively	2,499	2,423
Additional paid-in capital	33,967,951	32,344,584
Treasury stock, 486,254 shares outstanding at March 31, 2016 and December 31, 2015	(160,099)	(160,099)
Accumulated deficit	(32,742,477)	(37,570,402)
Total stockholder's equity (deficit)	1,067,874	(5,383,494)

Total liabilities and stockholders' equity (deficit)	$7,190,585	$14,002,150

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.
Condensed Consolidated Statements of Operations
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2016	2015

Revenue	$8,015,341	$6,576,848
Cost of goods sold	5,670,738	4,663,719
Gross margin	2,344,603	1,913,129

Selling, general and administrative expenses	1,832,308	1,946,957
Total operating expenses	1,832,308	1,946,957

Operating income (loss)	512,295	(33,828)

Other (income) expense:
Interest expense, net	131,649	109,119
Total other (income) expense	131,649	109,119

Net (loss) income before taxes	380,646	(142,947)

Income tax expense	-	-

Net income (loss) from continuing operations	$380,646	$(142,947)

Net income (loss) from discontinued operations, including gain on sale of $7,201,196 (Note 4)	4,447,279	(1,873,707)

Income tax expense	-	-

Net income (loss) from discontinued operations	$4,447,279	$(1,873,707)

Consolidated net income (loss)	$4,827,925	$(2,016,654)

Net income (loss) per share from continuing operations - basic	$0.015	$(0.007)

Net income (loss) per share from discontinued operations – basic	$0.180	$(0.092)

Net income (loss) per share from continuing operations – diluted	$0.015	$(0.007)

Net income (loss) per share from discontinued operations - diluted	$0.170	$(0.092)

Weighted average shares outstanding - basic	24,687,589	20,447,523

Weighted average shares outstanding - diluted	26,198,706	20,447,523

 See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	For The Three Months Ended	For The Three Months Ended
	March 31,	March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$4,827,925	$(2,016,654)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of discontinued operations	(7,201,196)	-
Depreciation and amortization	209,185	295,745
Non-cash compensation	242,605	387,073
Non-cash compensation – FD employees	1,028,908	372,530
Amortization of discount on notes payable	92,509	99,157
Increase (decrease) in allowance for doubtful accounts	2,325	-
Changes in assets and liabilities:
Accounts receivable, net	32,020	(61,151)
Deferred revenue	289,254	(15,517)
Inventory and other current assets, net	258,987	(156,405)
Accounts payable and accrued expenses - related party	(116,018)	(218,851)
Due from related party	110	-
Accounts payable and accrued expenses	775,686	389,485
Contingent liability	-	(26,250)
Net cash provided by (used in) operating activities	442,300	(950,838)

Cash flows from investing activities:

Cash decrease due to sale of discontinued operations	(470,482)	-
Cash paid to re-acquire shares issued in acquisition of The Fresh Diet	-	(3,000,000)
Acquisition of property and equipment	(6,296)	(18,530)
Net cash used in investing activities	(476,778)	(3,018,530)

Cash flows from financing activities:
Common stock sold for cash	-	4,288,596
Common stock sold for exercise of options and warrants	-	415,200
Borrowings on revolving credit facilities	805,959	954,120
Payments made on revolving credit facilities	(641,831)	(1,314,991)
Principal payments on debt	(691,416)	(215,133)
Principal payments capital leases	(8,094)	(59,459)
Net cash (used in) provided by financing activities	(535,382)	4,068,333

(Decrease) increase in cash and cash equivalents	(569,860)	98,965

Cash and cash equivalents at beginning of period	2,137,289	3,112,526

Cash and cash equivalents at end of period	$1,567,429	$3,211,491
Cash and cash equivalents at end of period – discontinued operations	$-	$403,723

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$48,250	$22,045

Taxes	$-	$-

Non-cash transactions:
Fair value of 25,000 shares of common stock issued to a service provider, previously accrued	$34,000	$-
Equipment acquired under capital lease	$9,217	$-

 See notes to these unaudited condensed consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes as contained in Form 10-K for the year ended December 31, 2015. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations to be expected for the full year.

Discontinued Operations

On February 23, 2016, the Company consummated the sale of  90% of our ownership in The Fresh Diet, Inc. (“FD”).  As a result of the sale, the results of operations from January 1, 2016 through February 22, 2016 and from January 1, 2015 through March 31, 2015 have been included in “Net loss from discontinued operations” in our consolidated statements of operations. Additionally, these assets and liabilities have been presented as discontinued operations in our  consolidated balance sheet as of March 31, 2016 and December 31, 2015.  See Note 4 - Discontinued Operations for additional information.

2. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Our business is currently conducted by our wholly-owned subsidiaries, Artisan , FII,  FNM, OFB, GFG,   Gourmet Foodservice Warehouse, Inc., Gourmeting, Inc., Haley,  and  Gourmet.  Since its incorporation, the Company primarily through FII’s relationship with US Food, Inc.  (“U.S. Foods” or “USF”), has been in the business of providing premium restaurants, within 24 – 72 hours, with the freshest origin-specific perishables, specialty food products, and healthcare products shipped directly from our network of vendors and from our warehouses. Our customers include restaurants, hotels, country clubs, national chain accounts, casinos, hospitals and catering houses.  Gourmet has been in the business of providing consumers with gourmet food products shipped directly from our network of vendors and from our warehouses within 24 – 72 hours. GFG is focused on expanding the Company’s program offerings to additional customers.  In our business model, we receive orders from our customers and then work closely with our suppliers and our warehouse facilities to have the orders fulfilled.  In order to maintain freshness and quality, we carefully select our suppliers based upon, among other factors, their quality, uniqueness, reliability and access to overnight courier services.

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

Basic and Diluted Earnings Per Share

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

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation. For the three months ended March 31, 2016, the company did not include the following in the calculation of weighted-average fully-diluted shares outstanding because the result would have been anti-dilutive: 5,719,128 shares underlying convertible notes payable and accrued interest.  For the three months ended March 31, 2015, fully-diluted earnings per share was the same as basic earnings per share because the effect of the exercise of any of the dilutive securities would have been anti-dilutive, and the following were  not  included in the calculation of fully-diluted earnings per share: 5,682,320 shares underlying convertible notes payable and accrued interest; 3,205,000 shares from the exercise of options; and 4,071,199 shares from the exercise of warrants.

Dilutive shares at March 31, 2016:

Convertible notes and interest:
At March 31, 2016, the Company had outstanding convertible notes payable in the aggregate principal amount of $812,215  with accrued interest of $617,567  convertible at the rate of $0.25 per share into an aggregate of  5,719,128  shares of common stock, and a convertible note payable in the amount of $100,000  convertible at the rate of $1.54 into 64,935 shares of common stock.

Warrants:
At March 31, 2016, the Company had outstanding warrants for holders to purchase the following additional shares: 2,294,491 shares at a price of $0.575 per share; 448,010 shares at a price of $0.55 per share; 94,783 shares at a price of $0.25 per share; and 700,000 shares at a price of $0.01 per share.

Stock Options:
At March 31, 2016, the Company had outstanding options for holders to purchase the following additional shares: 30,000 shares at a price of $3.40 per share; 20,000 shares at a price of $2.40 per share; 500,000 shares at a price of $2.00 per share; 15,000 shares at a price of $1.90 per share; 310,000 shares at a price of $1.60 per share; 100,000 shares at a price of $1.46 per share; 15,000 shares at a price of $1.44 per share; 75,000 shares at a price of $1.31 per share; 225,000 shares at a price of $0.57 per share; 92,500 shares at a price of $0.48 per share; 92,500 shares at a price of $0.474 per share; 92,500 shares at a price of $0.45 per share; 275,000 shares at a price of $0.40 per share; 92,500 shares at a price of $0.38 per share; and 1,170,000 shares at a price of $0.35 per share.

RSUs:
At March 31, 2016, the Company has issued restricted stock units (“RSUs”) for the potential issuance of shares of the Company’s common stock for the purpose of aligning executives and employees of the Company and  for the purpose of compensation for serving as members of the Board of Directors of the Company and for the purposes of retaining qualified personnel at compensation levels that otherwise would not be available should the company have been required to pay certain salaries in cash only. Certain of the RSUs were issued to members of the board of directors of the Company (“Board RSUs”); certain RSUs were issued to the executive officers of the Company (“Executive RSUs”); certain RSUs were issued to employees of the Company (“Employee RSUs”); and certain RSUs were issued to employees of The Fresh Diet (“FD RSUs”).

During the three months ended March 31, 2016, the Company issued 10,000 RSUs with a fair value of $4,000 to two board members for services performed in 2013; these RSUs were accrued during the twelve months ended December 31, 2013. At March 31, 2016, the following Board RSUs were outstanding: a total of 370,000  RSUs were vested; 270,000 RSUs vest on July 1, 2016; and 270,000 RSUs vest on July 1, 2017.

During the three months ended March 31, 2016, the Company issued 116,279 RSUs with a fair value of $75,000 to its President as a bonus for services performed in 2015; these RSUs were accrued during the twelve months ended December 31, 2015. The Company also issued 64,520 RSUs to its President with a fair value of $75,633 for services performed in 2013; these RSUs were accrued during the twelve months ended December 31, 2013. The Company also issued 83,807 RSUs to its Chief Executive Officer with a fair value of $46,917 for services performed in 2013; these RSUs were also accrued during the twelve months ended December 31, 2013.  At March 31, 2016, the following Executive RSUs were outstanding: a total of 1,187,072 RSUs were vested; 75,000 RSUs will vest on May 1, 2016; 600,000 RSUs will vest on December 31, 2016; and 800,000 RSUs will vest on July 1, 2017. An additional 125,000 RSUs will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 RSUs will vest contingent  upon the attainment of a stock price of $3.00  per share for 20 straight trading days. The Company estimated that the stock-price goals of the Company’s stock price closing above $2.00 per share for 20 straight days have a 90% likelihood of achievement, and these RSUs were valued at 90% of their face value; the Company also estimated that the likelihood of the Company’s stock closing above $3.00 per share for 20 straight days is 70%, and these RSUs were valued at 70% of their face value.  We recognized stock-based compensation expense of in a straight-line manner over the vesting period of the RSUs.

During the three months ended March 31, 2016, the Company issued an aggregate of 128,341 RSUs with a fair value of $82,780 to four employees for services performed in 2015; these RSUs were accrued during the twelve months ended December 31, 2015.  Also during the three months ended March 31, 2016, the Company issued an aggregate of 52,193 RSUs with a fair value of $33,600 to two employees for services performed in 2013; these RSUs were accrued during the twelve months ended March 31, 2013. At March 31, 2016, a total of 251,174 Employee RSUs were outstanding, all of which were vested.

At March 31, 2016, the following FD RSUs were outstanding: A total of 600,000 RSUs were vested; 600,000 RSUs vest on December 31, 2016; and 800,000 RSUs will vest on July 1, 2017.  During the three months ended March 31, 2016, pursuant to separation agreements with two FD employees, an aggregate of 300,000 RSUs were converted to common stock, and an additional 1,800,000 RSUs (400,000 vested and 1,400,000 unvested) were forfeited and cancelled.

Also during the three months ended March 31, 2016, the Company charged to discontinued operations the amount $813,908 representing remaining book value of the unvested FD RSUs. During the three months ended March 31, 2015, the Company charged the amount of $372,530 to discontinued operations - stock-based compensation expense.

We recognized stock-based compensation expense for RSUs in a straight-line manner over the vesting period of the grant. This resulted in stock-based compensation expense (continuing operations) of $237,667 and $317,867 related to recognition of RSUs during the three months ended March 31, 2016 and 2015, respectively.

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

Also at March 31, 2015 , the Company has issued restricted stock units (“RSUs”) for the potential issuance of shares of the Company’s common stock.   With respect to the Executive RSUs, effective November 17, 2014, each of the Company’s executive officers were awarded RSUs which vest according to the following schedule, provided the performance conditions are met: 150,000 RSUs vest on each of July 1 and December 31, 2015; 300,000 RSUs vest on December 31, 2016 and 400,000 RSUs vest on July 1, 2017.  On August 7, 2014, the Company’s Board of Directors approved the amendment of the employment agreements, effective as of August 13, 2014, of each of the Company’s President and CEO, providing for (i) an award to the President of 75,000 RSUs which vest on January 1, 2015 and 75,000 RSUs which vest on May 1, 2016; and (ii) an award to the CEO of 125,000 RSUs which vest if the 30 day average closing price of the Company’s common stock is $2.00 or above and there is a 50,000 average daily volume or if there is a 50,000 average daily volume for 14 straight  trading days; and (iii) an award to the CEO of 175,000 RSUs which vest if the 30 day average closing price of the Company’s common stock is $3.00 or above and there is a 50,000 average daily volume for 14 straight trading days.

The Employee RSUs issued to certain nonexecutive employees of the Company were issued either partially in lieu of salary, future bonuses or a combination of both bonus and salary. The Employee RSUs vest according to the following schedule: On each of July 1, 2015  and  December 31, 2015  600,000 shares  vested. On December 31, 2016 an additional 1.2 million shares will vest and an additional 1.6 million shares will vest on July 1, 2017. Vesting is contingent on being an employee of the Company at the time of vesting. In addition, there are restrictions on the sale of such vested stock including aggregate volume restrictions and no Employee RSU shares can be sold below $2.50 per share. In addition, up to an additional 25,000 shares will vest on a monthly basis. Vesting is contingent on employment by the Company at the time of vesting, and the Company stock price closing above $2.50 per share for 20 straight days. In addition, there are restrictions on the sale of such vested stock including aggregate volume restrictions and no shares can be sold below $2.50 per share.

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

Significant Recent Accounting Pronouncements

In January 2016, FASB amended the guidance for recognition and measurement of financial assets and liabilities. These amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The adoption of this guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption of certain provisions of this guidance is permitted as of the beginning of the fiscal year of adoption. Entities should apply these amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair value should be applied prospectively to equity investments that exist as of the date of adoption. The Company does not expect this guidance to have a significant impact on the results of operations, financial condition, or cash flows.

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation (Topic 816).” ASU 2016-09 simplifies several aspects of accounting for share-based compensation including the tax consequences, classification of awards as equity or liabilities, forfeitures and classification on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years with early adoption permitted.  The Company is currently evaluating the effects of adoption this ASU. The Company does not expect this guidance to have a significant impact on the results of operations, financial condition, or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

3.  ACQUISITIONS

The Fresh Diet

On August 15, 2014, the Company acquired all of the outstanding shares of The Fresh Diet, Inc. (“FD”, the “FD Acquisition”).  The FD Acquisition  was accounted for as an acquisition of an ongoing business in accordance with ASC Topic 805 - Business Combinations (“ASC 805”), where the Company was treated as the acquirer and the acquired assets and assumed liabilities were recorded by the Company at their estimated fair values. The total purchase price of the assets acquired and assumed liabilities included cash, inventory, accounts receivable, fixed assets, deposits, deferred revenue, accounts payable and notes payable.

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

During the twelve months ended December 31, 2015, the Company paid the amount of $3,000,000 in cash to certain former shareholders of FD, and cancelled 3,110,063 shares of common stock with a value of $4,354,088; these shares were originally intended to be issued in the acquisition of FD.  This resulted in a decrease in the value of the FD acquisition in the net amount of $1,354,088; this amount was credited to goodwill during the year ended December 31, 2015.

On February 23, 2016 we closed a transaction to sell 90% of our ownership in FD (the “FD Sale”)  to New Fresh Co., LLC, a Florida limited liability company controlled by the former founder of FD who was appointed Interim CEO of FD on February 9, 2016.  The consideration to Innovative Food Holdings consisted primarily of a restructuring of our loans, which includes the ability to convert to additional amounts of FD under certain circumstances.  See Note 4.

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

The purchase price consisted of (i) One Hundred Thousand ($100,000) Dollars in cash, (ii) a Convertible Promissory Note in the face amount of Two Hundred Thousand ($200,000) Dollars, and (iii) stock options issued by the Company to acquire one hundred thousand (100,000) shares of its common stock over the four year period following the closing date at an exercise price per share of $1.46. The Note is secured by the Company’s grant of a second priority secured interest in the assets of OFB.  At March 31, 2016 the remaining principal balance is $100,000.

In addition, the company is contingently liable for certain performance-based payments over the twenty-four months following the acquisition date. The Company believes it is likely that these payments will be made, and accordingly has recorded the entire amount of $225,000 as a contingent liability on its balance sheet at acquisition. During the three months ended March 31, 2016 and 2015, payments in the aggregate amount of $0 and $26,250, respectively, have been made under this contingent liability; at March 31, 2016, the balance of the contingent liability was $91,000.  The entire cost of the acquisition was $596,349, which was allocated to customer list, an intangible asset with a useful life of 60 months. $29,817 of this amount was amortized during the each of the three month periods ended March 31, 2016 and 2015.

4.  DISCONTINUED OPERATIONS

Effective February 23, 2016,  the Company closed a transaction to sell 90% of our ownership in FD  to New Fresh Co., LLC, a Florida limited liability company controlled by the former founder of FD who was appointed Interim CEO of FD prior thereto.  The consideration to Innovative Food Holdings consisted primarily of a restructuring of our loans, which includes the ability to convert to additional amounts of FD under certain circumstances. There is no continuing cash inflows or outflows from or to the discontinued operations.

ASC 360-10-45-9 requires that a long-lived asset (disposal group) to be sold shall be classified as held for sale in the period in which a set of criteria have been met, including criteria that the sale of the asset (disposal group) is probable and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. This criteria was achieved on February 9, 2016. Additionally, the discontinued operations are comprised of the entirety of The Fresh Diet, excluding corporate services expenses. Lastly, for comparability purposes certain prior period line items relating to the assets held for sale have been reclassified and  presented as discontinued operations for all periods presented in the accompanying condensed consolidated statements of operations  and the condensed consolidated balance sheets.

The following information presents the major classes of line item of assets and liabilities included as part of discontinued operations in the consolidated balance sheet:

December 31,
2015
Current assets - discontinued operations:
Cash and cash equivalents	$491,969
Inventory	173,987
Other current assets	640,137
Due from related parties	461,240
Total current assets - discontinued operations	$1,767,333

Noncurrent assets - discontinued operations:
Property and equipment, net	$802,843
Intangible assets, net	3,862,711
Total noncurrent assets - discontinued operations	$4,665,554

Current liabilities - discontinued operations:
Accounts payable and accrued liabilities	$3,022,466
Deferred revenue	5,035,906
Accrued liabilities - related parties	135,935
Accrued interest	58,943
Revolving credit facilities	211,211
Notes payable, current portion	528,594
Deferred tax liability	1,069,200
Contingent liabilities	450,000
Total current liabilities - discontinued operations:	$10,512,255

Long term liabilities - discontinued operations:
Note payable - long term portion	101,181
Notes payable - related parties, long term portion	2,199,970
Total long term liabilities - discontinued operations	$2,301,151

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations.  The three months ended March 31, 2016 includes the results from discontinued operations from January 1, 1016 through the date of disposal (February 22, 2016):

	Three Months Ended
	March 31,	March 31,
	2016	2015
Revenue	2,389,950	4,604,969
Cost of goods sold	1,764,834	3,521,586
Gross margin	625,116	1,083,383

Selling, general and administrative expenses	3,368,213	2,934,439
Total operating expenses	3,368,213	2,934,439

Operating loss	(2,743,097)	(1,851,056)

Other (income) expense:
Gain on sale is discontinued operations	(7,201,196)	-
Interest expense, net	10,820	22,651
Total other (income) expense	(7,190,376)	22,651

Income (loss) from discontinued operations, net of tax	$4,447,279	$(1,873,707)

The following information presents the major classes of line items constituting significant operating and investing cash flow activities in the consolidated statements of cash flows relating to discontinued operations:

	Three Months Ended
	March 31,	March 31,
	2016	2015
Cash Flow: Major line items

Depreciation and Amortization	39,509	202,216
Non-cash compensation	1,028,908	372,530
Purchase of equipment	(6,296)	(18,530)
Cash from revolving credit facilities	685,959	954,120
Payments made on revolving credit facilities	(641,831)	(1,314,991)
Principal payments made on notes payable	(7,074)	(32,703)
Principal payments made on capital leases	(8,094)	(59,459)

The components of the gain on sale and income from discontinued operations are as follows:

February 22, 2016

Receivable due from buyer, net of reserve of $8,700,000	$-
Net proceeds from sale of assets and liabilities	-

Assets sold	(6,225,073)
Liabilities sold	13,426,269
Net liabilities sold	7,201,196

Gain on sale	7,201,196

Loss from discontinued operations before income tax	(2,753,917)
Income tax expense	-

Income from discontinued operations	$4,447,279

5. ACCOUNTS RECEIVABLE

At March 31, 2016 and December 31, 2015, accounts receivable consists of:

	March 31, 2016	December 31, 2015
Accounts receivable from customers	$1,663,607	$1,706,948
Allowance for doubtful accounts	(47,368)	(56,364)
Accounts receivable, net	$1,616,239	$1,650,584

6. INVENTORY

Inventory consists primarily of specialty food products.    At March 31, 2016 and December 31, 2015, inventory consisted of the following:

	March 31, 2016	December 31, 2015
Finished Goods Inventory	$754,920	$920,885

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

The Company also owns a building and property located at 2528 S. 27th Avenue, Broadview, Illinois 60155. The property consists of approximately 1.33 acres of land and approximately 28,711 square feet of combined office and warehouse space. The purchase price of $914,350 was initially financed primarily by a draw-down of $900,000 on the Company’s credit facility with Fifth Third Bank. On May 29, 2015, a permanent financing facility was provided by Fifth Third Bank in the form of a loan in the amount of $980,000. $900,000 of this amount was used to pay the balance of the credit facility; the additional $80,000 was used for refrigeration and other up-fit expenses at the property. The interest on the loan is at the LIBOR rate plus 3.0%.  The building is used for office and warehouse space for the Company’s Artisan subsidiary.

A summary of property and equipment at March 31, 2016 and December 31, 2015, was as follows:

	March 31, 2016	December 31, 2015
Land	$385,523	$385,523
Building	1,326,165	1,326,165
Computer and Office Equipment	466,177	466,177
Warehouse Equipment	206,778	197,561
Furniture, Fixtures	451,346	451,346
Vehicles	40,064	40,064
Total before accumulated depreciation	2,876,053	2,866,836
Less: accumulated depreciation	(709,732)	(673,373)
Total	$2,166,321	$2,193,463

Depreciation and amortization expense for property and equipment amounted to $36,359 and $17,739 for the three months ended  March 31, 2016 and 2015, respectively.

8. INVESTMENTS

The Company has made investments in certain early stage food related companies which it expects can benefit from synergies with the Company’s various operating businesses. As of March 31, 2016 and December 31, 2015, the Company had made investments in two such companies in the aggregate amount of $150,000.  The Company does not have significant influence over the operations of the companies it invests in.

9.   INTANGIBLE ASSETS

The Company acquired certain intangible assets pursuant to the acquisition of Artisan and OFB, and the acquisition of certain assets of The Haley Group, LLC (see note 3). The following is the net book value of these assets:

	March 31, 2016
		Accumulated
	Gross	Amortization	Net
Trade Name	$217,000	$-	$217,000
Non-Compete Agreement	244,000	(228,750)	15,250
Customer Relationships	1,130,994	(639,609)	491,385
Goodwill	151,000	-	151,000
Total	$1,742,994	$(868,359)	$874,635

	December 31, 2015
		Accumulated
	Gross	Amortization	Net
Trade Name	$217,000	$-	$217,000
Non-Compete Agreement	244,000	(213,500)	30,500
Customer Relationships	1,130,994	(589,042)	541,952
Goodwill	151,000	-	151,000
Total	$1,742,994	$(802,542)	$940,452

Total amortization expense charged to continuing operations for the three months ended March 31, 2016 and 2015 was $65,817 and $75,787, respectively.

The trade names are not considered finite-lived assets, and are not being amortized.  The non-compete agreements are being amortized over a period of 48 months.  The customer relationships acquired in the Artisan, Haley, and OFB transactions are being amortized over periods of 60, 36, and 60  months, respectively.

As detailed in ASC 350, the Company tests for goodwill impairment in the fourth quarter of each year and whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.  As detailed in ASC 350-20-35-3A, in performing its testing for goodwill impairment, management has completed a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. To complete this review, management followed the steps in ASC 350-20-35-3C to evaluate the fair value of goodwill and considered all known events and circumstances that might trigger an impairment of goodwill. The analysis completed in 2015 determined that there was no impairment to goodwill assets related to the Artisan and Haley transactions.

10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Trade payables	$1,489,080	$1,623,856
Accrued costs of discontinued operations	584,682	-
Accrued payroll and commissions	75,475	78,670
Total	$2,149,237	$1,702,526

At March 31, 2016 and December 31, 2015, accrued liabilities to related parties of consisted of accrued payroll, accrued bonus, and payroll related benefits.

11. ACCRUED INTEREST

At March 31, 2016, accrued interest was $618,817, none of which was payable to a related party.  Of this amount, $617,567 is convertible at the option of the note holders into the Company’s common stock a price of $0.25 per share, or a total of 2,470,268 shares. During the three months ended March 31, 2016, the Company paid cash for interest in the aggregate amount of $44,172.  The due date of accrued interest in the amount of $617,567 was extended to July 1, 2017 pursuant to an amendment to the September 2015 Notes Payable Extension Agreement (See Note 12) and is classified as a long-term liability on the Company’s balance sheet at March 31, 2016.

At December 31, 2015, accrued interest was $623,695 .  Of this amount, $614,465  is convertible at the option of the note holders into the Company’s common stock a price of $0.25 per share, or a total of 2,457,860  shares. During the twelve months ended December 31, 2015, the Company paid cash for interest in the aggregate amount of $68,754.  The due date of accrued interest in the amount of $614,465 was extended to July 1, 2017 pursuant to an amendment to the September 2015 Notes Payable Extension Agreement (See Note 12) and is classified as a long-term liability on the Company’s balance sheet at December 31, 2015.

12. REVOLVING CREDIT FACILITIES

	March 31, 2016	December 31, 2015

Line of credit facility with Fifth Third Bank in the original amount of $1,000,000. In August 2015, the amount of the credit facility was increased to $1,500,000 and the due date was extended to August 1, 2016. Interest on the line of credit is LIBOR plus 3.25%. During the three months ended March 31, 2016, the Company made net borrowings in the amount of $120,000 from this facility. During the three months ended March 31, 2016, the Company recorded interest in the amount of $12,028.	$1,500,000	$1,380,000

Total	$1,500,000	$1,380,000

13.  NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

	March 31, 2016	December 31, 2015
Secured mortgage note payable for the acquisition of land and building in Bonita Springs, Florida in the amount of $546,000. Principal payments of $4,550 and interest at the rate of Libor plus 3% are due monthly. The balance of the principal amount will be due February 28, 2018. During the three months ended March 31, 2016, the Company made payments of principal and interest in the amounts of $13,650 and $3,341, respectively.	$377,650	$391,300

Secured mortgage note payable for the acquisition of land and building in Broadview, Illinois in the amount of $980,000. Payments of $8,167 including principal and interest at the rate of LIBOR plus 2.75% are due monthly. The principal balance in the amount of $490,000 will be due May 29, 2020. During the three months ended March 31, 2016, the Company made payments of principal and interest in the amounts of $24,500 and $7,515, respectively.	898,333	922,833

A total of 17 convertible notes payable (the “Convertible Notes Payable”). Certain of the Convertible Notes Payable contain cross default provisions, and are secured by subordinated interest in a majority of the Company’s assets. The Convertible Notes Payable bear interest at the rate of 1.9% per annum; principal and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share; however, the interest may be paid in cash by the Company and certain limited amounts of principle may also be prepaid in cash. Effective May 13, 2014, the due date of these notes was extended from May 15, 2014 to December 31, 2015, and a discount to the notes in the aggregate amount of $732,565 was recorded to recognize the value of the beneficial conversion feature embedded in the extension of the term of the notes.  In  March 2015 the notes were further extended to January 1, 2016.  On September 30, 2015, the notes and accrued interest in the amount of $614,465 were further extended to July 1, 2017, and a discount in the amount of $647,565 was recorded to recognize the value of the beneficial conversion featured embedded in the extension of the term of the notes.  During the three months ended March 31, 2016, $92,509  of this discount was charged to operations. During the three months ended March 31, 2016, the Company accrued interest in the amount of $3,102  on these notes.
	647,565	647,565

An unsecured note to Sam Klepfish for $164,650 which may not be prepaid without Mr. Klepfish’s consent, originally carrying an  interest rate of 8% per annum and  no due date.  As of July 1, 2014, the interest rate was reduced to 1.9% and as of November 17, 2014 the interest rate was further reduced to 0%. During the three months ended December 31, 2015, interest in the amount of $54,150 was capitalized, and the aggregate principal amount of $164,650 was extended to July 1, 2017. This note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share.
	164,650	164,650

	March 31, 2016	December 31, 2015
Promissory note in the amount of $200,000 bearing interest at the rate of 1% per annum issued in connection with the OFB acquisition. Principal in the amount of $100,000 was due June 30, 2015; this payment was made in July 2015 within the 5 day grace period stipulated in the note agreement. During the three months ended March 31, 2016, the Company paid accrued interest in the amount of $0 on this note.   Principal in the amount of $100,000 is due June 30, 2016. The note is convertible into shares of the Company’s common stock at the conversion price of $1.54 per share. During the three months ended March 31, 2016, the Company accrued interest in the amount of $250 on this note.
	100,000	100,000

Promissory note payable to Alpha Capital in the amount of $469,010 dated November 6, 2015 bearing interest at the rate of 9.9% per annum. This note is unsecured, and became due December 6, 2015. During the three months ended March 31, 2016 the Company accrued interest expense in the amount of $9,525 on this note. During the three months ended March 31,2016, the Company paid principal and accrued interest in the amounts of $469,010 and $15,798, respectively, which satisfied this note in full.	-	469,010

Promissory note payable to Alpha Capital in the amount of $176,005 dated November 20, 2015 bearing interest at the rate of 9.9% per annum. This note is unsecured, and became due December 20, 2015. During the three months ended March 31, 2016, the Company accrued interest expense in the amount of $3,533 on this note. During the three months ended March 31,2016, the Company paid principal and accrued interest in the amounts of $176,005 and $5,490, respectively, which satisfied this note in full.	-	176,005

Capital lease obligations under a lease agreement for a forklift payable in thirty-six monthly installments of $274 including interest at the rate of 4.46%. During the three months ended March 31, 2016, the Company made principal and interest payments in the amount of $727 and $95, respectively.	8,006	-

Total	$2,196,204	$2,871,363

Less: Discount	(462,547)	(555,056)

Net	$1,733,657	$2,316,307

Current maturities, net of discount	$255,591	$897,615
Long-term portion, net of discount	1,478,066	1,418,692
Total	$1,733,657	$2,316,307

	For the Three Months Ended March 31,
	2016	2015
Discount on Notes Payable amortized to interest expense:	$92,509	$99,157

At March 31, 2016 and December 31, 2015, the Company had unamortized discounts to notes payable in the aggregate amount of $462,547 and $555,056,  respectively.

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

14.  RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2016:

At December 31, 2015, the Company had an accrued liability in the amount of $160,150 representing an aggregate of 210,520 shares of common stock to be issued to officers, directors, and employees for services performed during 2013; during the three months ended March 31, 2016, the Company issued 210,520 RSUs in satisfaction of this liability.  Also at December 31, 2015, the Company had an accrued liability in the amount of $157,780 representing 244,620 RSUs to be issued to officers and employees as a bonus for services performed in 2015;  during the three months ended March 31, 2016, the Company issued an aggregate of 244,620  RSUs  in satisfaction of this liability.

For the three months ended March 31, 2015:

During the three months ended March 31, 2015, the Company extended the expiration date to December 31, 2015 of certain options to purchase a total of 277,500 shares of the Company’s common stock which were held by board members and key employees.  The Company valued the options at the extended due dates using the Black-Scholes valuation model, and charged the amount of $146 to operations during the period ended March 31, 2015. (See note 16).

15.  COMMITMENTS AND CONTINGENT LIABILITIES

Contingent Liability

Pursuant to the OFB acquisition, the Company is contingently liable for certain performance-based payments over the twenty-four months following the acquisition date. The Company believes it is likely that these payments will be made, and accordingly recorded the entire amount of $225,000 as a contingent liability on its balance sheet at acquisition. During the three months ended March 31, 2016 and 2015, payments in the aggregate amount of $0 and $26,250, respectively, have been made under this contingent liability; at March 31, 2016, the balance of the contingent liability is $91,000 related to the OFB acquisition.

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

16. EQUITY

Common Stock

At March 31, 2016 and December 31, 2015, a total of 700,663 shares are deemed issued but not outstanding by the Company.

Three months ended March 31, 2016:

The Company issued 25,000 shares of common stock with a fair value of $34,000 to a service provider.  The value of these shares was accrued during the twelve months ended December 31, 2015.

The Company issued an aggregate of 600,000 shares of common stock to an employee of The Fresh Diet pursuant to a separation agreement. These shares were issued as follows: 300,000 of these shares were issued for the exercise of RSUs held by the employee, and an additional 300,000 shares were charged to discontinued operations at the fair value of $147,000.

The Company issued 133,333 shares of common stock to an employee of The Fresh Diet pursuant to an employee agreement.  The fair value of these shares in the amount of $67,987 was charged to discontinued operations during the period.

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

Warrants

The following table summarizes the significant terms of warrants outstanding at March 31, 2016. These warrants may be settled in cash and, unless the underlying shares are registered, via cashless conversion, into shares of the Company’s common stock at the request of the warrant holder. These warrants were granted as part of a financing agreement:

		Weighted	Weighted		Weighted
		average	average		average
Range of	Number of	remaining	exercise		exercise
exercise	warrants	contractual	price of	Number of	price of
Prices	Outstanding	life (years)	outstanding Warrants	warrants Exercisable	exercisable Warrants
$0.010	700,000	4.13	$0.010	700,000	$0.010

$0.250	94,783	1.25	$0.250	94,783	$0.250

$0.550	448,010	1.25	$0.550	448,011	$0.550

$0.575	2,294,491	1.25	$0.575	2,294,491	$0.575
	3,537,284	1.82	$0.451	3,537,284	$0.451

Transactions involving warrants are summarized as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Warrants outstanding at December 31, 2015	3,537,284	$0.451

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Warrants outstanding at March 31, 2016	3,537,284	$0.451

Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.350	1,170,000	1.41	$0.350	1,170,000	$0.350

$0.380	92,500	0.75	$0.380	92,500	$0.380

$0.400	275,000	0.76	$0.400	275,000	$0.400

$0.450	92,500	0.75	$0.450	92,500	$0.450

$0.474	92,500	0.75	$0.474	92,500	$0.474

$0.480	92,500	0.75	$0.480	92,500	$0.480

$0.570	225,000	1.76	$0.570	225,000	$0.570

$1.310	75,000	2.42	$1.310	25,000	$1.310

$1.440	15,000	0.59	$1.440	15,000	$1.440

$1.460	100,000	2.25	$1.460	100,000	$1.460

$1.600	310,000	1.76	$1.600	310,000	$1.600

$1.900	15,000	1.59	$1.900	15,000	$1.900

$2.000	500,000	0.92	$2.000	500,000	$2.000

$2.400	20,000	2.17	$2.400	20,000	$2.400

$3.400	30,000	2.17	$3.400	30,000	$3.400
	3,105,000	1.32	$0.887	3,055,000	$0.880

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2015	3,105,000	$0.887

Granted	-	$-
Exercised	-	$-
Cancelled / Expired	-	$-

Options outstanding at March 31, 2016	3,105,000	$0.887

Aggregate intrinsic value of options outstanding and exercisable at March 31, 2016 and 2015 was $313,730 and $2,450,745, respectively.  Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.55 and $1.58 as of March 31, 2016 and 2015, respectively, and the exercise price multiplied by the number of options outstanding.

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

During the three months ended March 31, 2016, and 2015 the Company charged a total of $4,938 and $69,206, respectively, to operations related to recognized stock-based compensation expense for employee stock options.

Accounting for warrants and stock options

The Company valued warrants and options using the Black-Scholes valuation model utilizing the following variables:

March 31,
2015
Volatility	49.18%
Dividends	$-
Risk-free interest rates	0.14%
Term (years)	0.17-0.92

Restricted Stock Units (“RSUs”)

At March 31, 2016, the Company has issued restricted stock units (“RSUs”) for the potential issuance of shares of the Company’s common stock for the purpose of aligning executives and employees of the Company and  for the purpose of compensation for serving as members of the Board of Directors of the Company and for the purposes of retaining qualified personnel at compensation levels that otherwise would not be available should the company have been required to pay certain salaries in cash only. Certain of the RSUs were issued to members of the board of directors of the Company (“Board RSUs”); certain RSUs were issued to the executive officers of the Company (“Executive RSUs”); certain RSUs were issued to employees of the Company (“Employee RSUs”); and certain RSUs were issued to employees of The Fresh Diet (“FD RSUs”).

During the three months ended March 31, 2016, the Company issued 10,000 RSUs with a fair value of $4,000 to two board members for services performed in 2013; these RSUs were accrued during the twelve months ended December 31, 2013. At March 31, 2016, the following Board RSUs were outstanding: a total of 370,000  RSUs were vested; 270,000 RSUs vest on July 1, 2016; and 270,000 RSUs vest on July 1, 2017.

During the three months ended March 31, 2016, the Company issued 116,279 RSUs with a fair value of $75,000 to its President as a bonus for services performed in 2015; these RSUs were accrued during the twelve months ended December 31, 2015. The Company also issued 64,520 RSUs to its President with a fair value of $75,633 for services performed in 2013; these RSUs were accrued during the twelve months ended December 31, 2013. The Company also issued 83,807 RSUs to its Chief Executive Officer with a fair value of $46,917 for services performed in 2013; these RSUs were also accrued during the twelve months ended December 31, 2013.  At March 31, 2016, the following Executive RSUs were outstanding: a total of 1,187,072 RSUs were vested; 75,000 RSUs will vest on May 1, 2016; 600,000 RSUs will vest on December 31, 2016; and 800,000 will vest on July 1, 2017. An additional 125,000 RSUs will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 RSUs will vest contingent  upon the attainment of a stock price of $3.00  per share for 20 straight trading days. The Company estimated that the stock-price goals of the Company’s stock price closing above $2.00 per share for 20 straight days have a 90% likelihood of achievement, and these RSUs were valued at 90% of their face value; the Company also estimated that the likelihood of the Company’s stock closing above $3.00 per share for 20 straight days is 70%, and these RSUs were valued at 70% of their face value.  We recognized stock-based compensation expense of in a straight-line manner over the vesting period of the RSUs.

During the three months ended March 31, 2016, the Company issued an aggregate of 128,341 RSUs with a fair value of $82,780 to four employees for services performed in 2015; these RSUs were accrued during the twelve months ended December 31, 2015.  Also during the three months ended March 31, 2016, the Company issued an aggregate of 52,193 RSUs with a fair value of $33,600 to two employees for services performed in 2013; these RSUs were accrued during the twelve months ended March 31, 2013. At March 31, 2016, a total of 251,174 Employee RSUs were outstanding, all of which were vested.

At March 31, 2016, the following FD RSUs were outstanding: A total of 600,000 RSUs were vested; 600,000 RSUs vest on December 31, 2016; and 800,000 RSUs will vest on July 1, 2017.  During the three months ended March 31, 2016, pursuant to separation agreements with two FD employees, an aggregate of 300,000 RSUs were converted to common stock, and an additional 1,800,000 RSUs were forfeited and cancelled (400,000 vested and 1,400,000 unvested).

RSUs expense during the three months ended March 31, 2016 and 2015 are summarized in the table below:

	March 31,
	2016	2015

RSUs expense – Continuing operations	$237,667	$317,867
RSUs expense – Discontinued operations	813,908	372,530
Total	$1,051,575	$690,397

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

Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $47,368 for doubtful accounts receivable at March 31, 2016, and $35,662 at March 31, 2015. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

On August 15, 2014, pursuant to a merger agreement (the “Fresh Diet Merger Agreement”), the Company acquired The Fresh Diet, Inc. (“The Fresh Diet” or “FD”) through a reverse triangular merger as the registrant created a subsidiary corporation (FD Acquisition Corp) that merged with and into FD with FD being the surviving corporation and becoming a wholly-owned subsidiary of the Company. The purchase price consisted of 10,000,000 shares of the Company’s common stock valued at $14,000,000. The majority of FD’s current liabilities consisted of approximately $3.8 million of deferred revenues and approximately $2.1 million in short term commercial loans and there were additional ordinary course of business expenses such as trade payables, payroll and sales taxes which varied  from month to month. In addition, it had  some long term obligations the bulk of which consisted of interest free loans from FD’s former shareholders in the amount of approximately $2.2 million which were  not due for three years.  Prior to the merger FD had purchased an immaterial amount of product from the Company.  FD operated as an independent subsidiary subject to oversight of its board of directors and the Company’s President and CEO.  Effective February 23, 2016,  the Company closed a transaction to sell 90% of our ownership in FD to New Fresh Co., LLC, a Florida limited liability company controlled by the former founder of FD who was appointed Interim CEO of FD on February 9, 2016.  The consideration to Innovative Food Holdings consisted primarily of a restructuring of our loans, which includes the ability to convert to additional amounts of FD under certain circumstances. There is no continuing cash inflows or outflows from or to the discontinued operations.

Transactions With a Major Customer

Transactions with a major customer and related economic dependence information is set forth immediately below and above in Note 2 to the Condensed Consolidated Financial Statements and also in our Annual Report on Form 10-K for the year ended December 31, 2015 (1) following our discussion of Liquidity and Capital Resources, (2) Concentrations of Credit Risk in Note 17 to the Consolidated Financial Statements, and (3) as the fourth item under Risk Factors.

Relationship with U.S. Foods

We have historically sold the majority of our products,  $5,568,793 and $4,754,544 for the three months ended March 31, 2016 and 2015, respectively  (69% and 72% of total sales in three months ended March 31, 2016 and 2015, respectively) through a distributor relationship between FII and Next Day Gourmet, L.P., a subsidiary of U.S. Foods, a leading broadline distributor. On January 26, 2015 we executed a contract between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods.  The term of the Agreement is from January 1, 2015 through December 31, 2016 and provides for up to three (3) automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew.

RESULTS OF OPERATIONS

Prior year balances have been recast to reflect the sale of 90% of our interest in The Fresh Diet, Inc. in February 2016.  Results of discontinued operations are excluded from the accompanying results of operations for all periods presented, unless otherwise noted.  See Note 4 – discontinued operations in the accompanying notes to consolidated financial statements.

This discussion may contain forward looking-statements that involve risks and uncertainties. Our future results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenue

Revenue increased by $1,438,493  or approximately  21.9% to $8,015,341   for the three months ended March 31, 2016 from $6,576,848  in the prior year.

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

Cost of goods sold

Our cost of goods sold for the three months ended March 31, 2016 was $5,670,738, an increase of $1,007,019 or approximately 21.6% compared to cost of goods sold of $4,663,719  for the three months ended March 31, 2015. Cost of goods sold is made up of the following expenses for the three months ended March 31, 2016: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $4,030,652; and shipping, delivery, handling, and purchase allowance expenses in the amount of $1,640,086.  Total gross margin was approximately 29.3% of sales in 2016, compared to approximately 29.1% of sales in 2015. The increase  in gross margins from 2015 are primarily attributable to variation in product and revenue mix across our various selling channels.

In 2016, we continued to price our products in order to gain market share and increase the number of our end users. We were successful in both increasing sales and increasing market share.  We currently expect, if market conditions and our product revenue mix remain constant, that our cost of goods sold will either remain stable or possibly improve slightly.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $114,649  or approximately  5.9% to $1,832,308  during the three months ended March 31, 2016 compared to $1,946,957 for the three months ended March 31, 2015. During the three months ended March 31,2016, share based compensation decreased by $144,468,  facilities & office expense decreased by $42,148, and professional fees decreased by $35,655, while payroll and related expenses increased by $100,073.

Interest expense, net

Interest expense, net of interest income, increased by $22,530  or approximately 20.6%  to $131,649   during the three months ended March 31, 2016, compared to $109,119  during the three months ended March 31, 2015.  The increase was due primarily to increased loan balances, including real estate loans, with our commercial bank. Approximately 29.9%  or $39,390  of the interest expense was accrued or paid interest on the company’s notes payable; approximately 70.3%  or $92,509 of the interest was a non-cash GAAP accounting charge associated with the amortization of the discounts on the Company’s notes payable.  The Company also had $250 of interest income during the period.

Net income  from continuing operations

For the reasons above, the Company had a net income from continuing operations for the three months ended March 31, 2016 of $380,646,  which is an increase of $523,593 or approximately  366% compared to a net loss of ($142,947) during the three months ended March 31, 2015. The income  for the three months ended March 31, 2016 includes a total of $437,290 in non-cash charges, including amortization of intangible assets in the amount of $65,817, depreciation expense of $36,359, charges for non-cash compensation in the amount of $242,605, and amortization of the discount on notes payable in the amount of $92,509. The loss for the three months ended March 31, 2015 included a total of $579,757 in non-cash charges, including amortization of intangible assets in the amount of $75,788, depreciation expense of $17,739, charges for non-cash compensation in the amount of $387,073, and amortization of the discount on notes payable in the amount of $99,157.

Liquidity and Capital Resources at March 31, 2016

As of March 31, 2016, the Company had current assets of $3,999,629, consisting of cash and cash equivalents of $1,567,429; trade accounts receivable, net of $1,616,239; inventory of $754,920; and other current assets of $61,041. Also at March 31, 2016, the Company had current liabilities of $4,027,078, consisting of accounts payable and accrued liabilities of $2,179,237  (of which $30,000 was payable to related parties); accrued interest of $1,250;  current portion of notes payable of $255,591; contingent liabilities of $91,000; and amount due under revolving credit facilities of $1,500,000.

During the three months ended March 31, 2016, the Company had cash provided by operating activities of $442,300.  This consisted of the Company’s consolidated net income of $4,827,925,  reduced by gain on sale of discontinued operations of $7,201,196,  and increased by stock based compensation in the amount of $1,271,513  (including $1,028,908 charged to discontinued operations); amortization of discount on notes payable of $92,509; depreciation and amortization of $209,185; and increase in allowance for bad debt of $2,325.  The Company’s cash position also increased by $1,240,039  as a result of changes in the components of current assets and current liabilities.

The Company had cash used in investing activities of $476,778 for the three months ended March 31, 2016, which consisted of $470,482 cash disposed in the sale of discontinued operations, and $6,296 for the acquisition of property and equipment.   The Company had cash used in financing activities of $535,382 for the three months ended March 31, 2016,  borrowings on revolving credit facilities of $805,959, offset by payments made on revolving credit facilities of $641,831; principal payments on notes payable of $691,419, and principal payments on capital leases of $8,094.

The Company had a net working capital deficit of $27,449 as of March 31, 2016. We generated positive cash flow from operating activities of $442,300 for the three months ended March 31, 2016. We generated negative  cash flow from operations during the year ended December 31, 2015, which includes the results of The Fresh Diet. We believe that the sale of The Fresh Diet has returned us to a position of positive cash flow from operations.  The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines.  Currently, we do not have any material long-term obligations other than those described in Note 13 to the financial statements included in this report. As we seek to increase our sales of new items and enter new markets, acquire new businesses as well as identify new and other consumer and food service oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

In February 2016, we completed the sale of The Fresh Diet to New Fresh Co., LLC, a Florida limited liability company controlled by the former founder of FD.  See Note 4.

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

2016 Plans

During 2016, in addition to our efforts to increase sales in our existing foodservice operations we plan to attempt to expand our business by expanding our focus to additional specialty foods markets in both the consumer and foodservice sector, explore  potential acquisition opportunities and continue  to extend our focus in the  specialty food market through the growth of the Company’s existing sales channels and through a variety of  additional sales channel relationships which are currently being explored. In addition, we are currently exploring the introduction of a variety of new product categories and new product lines, to leverage our existing foodservice and consumer customer base.

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

RISK FACTORS

The Company’s business and success is subject to numerous risk factors as detailed in its Annual Report on Form 10-K for the year ended December 31, 2015 which is available at no cost at www.sec.gov.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 25,000 shares of common stock with a fair value of $34,000 to a service provider.  The value of these shares was accrued during the twelve months ended December 31, 2015.

The Company issued an aggregate of 600,000 shares of common stock to an employee of The Fresh Diet pursuant to a separation agreement. These shares were issued as follows: 300,000 of these shares were issued for the exercise of RSUs held by the employee, and an additional 300,000 shares were charged to discontinued operations at the fair value of $147,000.

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

SIGNATURE	TITLE	DATE

/s/ Sam Klepfish	Chief Executive Officer	May 16, 2016
Sam Klepfish

/s/ John McDonald	Principal Financial Officer	May 16, 2016
John McDonald