Form 10-Q
period 2016-06-30
INNOVATIVE FOOD HOLDINGS INC
filed 2016-08-15
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended June 30, 2016

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,501,819  shares of common stock issued and 24,768,157  shares of common stock outstanding as of August 9, 2016.

INNOVATIVE FOOD HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,699,602	$1,645,320
Accounts receivable, net	1,532,535	1,650,584
Inventory	868,911	920,885
Current assets - discontinued operations	-	1,767,333
Other current assets	70,445	68,559
Total current assets	4,171,493	6,052,681

Property and equipment, net	2,123,868	2,193,463
Investment	150,000	150,000
Non-current assets - discontinued operations	-	4,665,554
Intangible assets, net	808,818	940,452
Total assets	$7,254,179	$14,002,150

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$1,621,155	$1,702,526
Accrued liabilities - related parties	-	458,710
Accrued interest	1,500	9,230
Revolving credit facilities	1,300,000	1,380,000
Notes payable, current portion, net of discount	255,625	897,615
Current liabilities - discontinued operations	-	10,512,255
Contingent liabilities	60,000	91,000
Total current liabilities	3,238,280	15,051,336

Accrued interest – long term	620,669	614,465
Note payable - long term portion, net of discount	1,367,005	1,254,042
Notes payable - related parties, long term portion	164,650	164,650
Long term liabilities - discontinued operations	-	2,301,151
Total liabilities	5,390,604	19,385,644

Stockholders' equity (deficit)
Common stock, $0.0001 par value; 500,000,000 shares authorized; 25,206,819 and 24,248,486 shares issued; 24,473,157 and 23,547,823 shares outstanding at June 30, 2016 and December 31, 2015, respectively	2,519	2,423
Additional paid-in capital	34,203,219	32,344,584
Treasury stock, 519,254 and 486,254 shares outstanding at June 30, 2016 and December 31, 2015	(174,949)	(160,099)
Accumulated deficit	(32,167,214)	(37,570,402)
Total stockholder's equity (deficit)	1,863,575	(5,383,494)
Total liabilities and stockholders' equity (deficit)	$7,254,179	$14,002,150

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.
Condensed Consolidated Statements of Operations
(UNAUDITED)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Revenue	$8,303,227	$7,633,650	$16,318,568	$14,210,498
Cost of goods sold	5,904,630	5,330,708	11,575,368	9,994,427
Gross margin	2,398,597	2,302,942	4,743,200	4,216,071

Selling, general and administrative expenses	1,710,445	2,055,790	3,542,753	4,002,747
Total operating expenses	1,710,445	2,055,790	3,542,753	4,002,747

Operating income (loss)	688,152	247,152	1,200,447	213,324

Other (income) expense:
Interest expense, net	112,889	111,449	244,538	220,568
Other (income)	-	-	-	-
Total other (income) expense	112,889	111,449	244,538	220,568

Net income (loss) before taxes	575,263	135,703	955,909	(7,244)

Income tax expense	-	-	-	-

Net income (loss) from continuing operations	$575,263	$135,703	$955,909	$(7,244)

Less net income attributable to noncontrolling interest in variable interest entities	-	-	-	(1,544)

Net income (loss) from discontinued operations	-	(2,087,056)	4,447,279	(3,960,763)

Consolidated net income (loss)	$575,263	$(1,951,353)	$5,403,188	$(3,968,007)

Net income (loss) per share from continuing operations – basic	$0.023	$0.006	$0.038	$(0.000)

Net income (loss) per share from discontinued operations – basic	$-	$(0.092)	$0.179	$(0.183)

Net income (loss) per share from continuing operations – diluted	$0.020	$0.005	$0.035	$(0.000)

Net income (loss) per share from discontinued operations – diluted	$-	$(0.092)	$0.140	$(0.183)

Weighted average shares outstanding - basic	25,001,319	22,785,765	24,841,416	21,623,103

Weighted average shares outstanding - diluted	31,883,014	27,168,648	31,839,607	31,503,772

 See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	For The Six Months Ended	For The Six Months Ended
	June 30,	June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$5,403,188	$(3,968,007)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of discontinued operations	(7,201,196)	-
Depreciation and amortization	320,854	608,839
Non-cash compensation	477,893	2,284,110
Non-cash compensation – FD employees	1,028,908	-
Amortization of discount on notes payable	185,018	198,314
Increase (decrease) in allowance for doubtful accounts	15,203	-
Changes in assets and liabilities:
Accounts receivable, net	102,846	(223,720)
Deferred revenue	289,254	(638,812)
Inventory and other current assets, net	135,592	(1,442)
Accounts payable and accrued expenses - related party	(146,018)	(329,927)
Due from related party	110	-
Accounts payable and accrued expenses	250,956	(172,357)
Contingent liability	(31,000)	(2,500)
Net cash provided by (used in) operating activities	831,608	(2,245,502)

Cash flows from investing activities:

Cash decrease due to sale of discontinued operations	(470,482)	-
Cash paid to re-acquire shares issued in acquisition of The Fresh Diet	-	(3,000,000)
Acquisition of property and equipment	(9,695)	(1,094,054)
Net cash used in investing activities	(480,177)	(4,094,054)

Cash flows from financing activities:
Common stock sold for cash	-	4,288,596
Common stock sold for exercise of options and warrants	-	481,860
Payments made for the repurchase of common stock	(14,850)	-
Borrowings on revolving credit facilities	805,959	1,986,824
Payments made on revolving credit facilities	(841,831)	(2,214,991)
Borrowings made on debt	-	980,000
Principal payments on debt	(730,302)	(382,560)
Principal payments capital leases	(8,094)	(115,193)
Net cash (used in) provided by financing activities	(789,118)	5,024,536

(Decrease) in cash and cash equivalents	(437,687)	(1,315,020)

Cash and cash equivalents at beginning of period	2,137,289	3,112,526

Cash and cash equivalents at end of period	$1,699,602	$1,797,506
Cash and cash equivalents at end of period – discontinued operations	$-	$200,989

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$68,182	$44,348

Taxes	$-	$-

Non-cash transactions:
Fair value of 25,000 shares of common stock issued to a service provider, previously accrued	$34,000	$-
Equipment acquired under capital lease	$9,217	$-
Par value of 300,000 shares issued for exercise of RSUs	$30	$-

 See notes to these unaudited condensed consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes as contained in Form 10-K for the year ended December 31, 2015. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results of operations to be expected for the full year.

Discontinued Operations

On February 23, 2016, the Company consummated the sale of 90% of its ownership in The Fresh Diet, Inc. (“FD”).  As a result of the sale, the results of operations from January 1, 2016 through February 22, 2016 and from January 1, 2015 through June 30, 2015 have been included in “Net loss from discontinued operations” in our consolidated statements of operations. Additionally, these assets and liabilities have been presented as discontinued operations in our  consolidated balance sheet as of December 31, 2015.  See Note 3 - Discontinued Operations for additional information.

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

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of June 30, 2016, the cash balance in excess of the FDIC limits was $746,613. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation. For the three and six  months ended June 30, 2016, the company did not include the following in the calculation of weighted-average fully-diluted shares outstanding because the result would have been anti-dilutive: 2,742,503 shares underlying warrants and 1,290,000 shares underlying options.  For the three and six months ended June 30, 2015, fully-diluted earnings per share was the same as basic earnings per share because the effect of the exercise of any of the dilutive securities would have been anti-dilutive, and the following were  not  included in the calculation of fully-diluted earnings per share: 5,682,320 shares underlying convertible notes payable and accrued interest; 3,120,000 shares from the exercise of options; and 4,071,199 shares from the exercise of warrants.

Dilutive shares at June 30, 2016:

Convertible notes and interest:
At June 30, 2016, the Company had outstanding convertible notes payable in the aggregate principal amount of $812,215  with accrued interest of $620,669  convertible at the rate of $0.25 per share into an aggregate of  5,731,536  shares of common stock, and a convertible note payable in the amount of $100,000  convertible at the rate of $1.54 into 64,935 shares of common stock.

Warrants:
At June 30, 2016, the Company had outstanding warrants for holders to purchase the following additional shares: 2,294,491 shares at a price of $0.575 per share; 448,010 shares at a price of $0.55 per share; 94,783 shares at a price of $0.25 per share; and 700,000 shares at a price of $0.01 per share.

Stock options:
At June 30, 2016, the Company had outstanding options for holders to purchase the following additional shares: 30,000 shares at a price of $3.40 per share; 20,000 shares at a price of $2.40 per share; 500,000 shares at a price of $2.00 per share; 15,000 shares at a price of $1.90 per share; 310,000 shares at a price of $1.60 per share; 100,000 shares at a price of $1.46 per share; 15,000 shares at a price of $1.44 per share; 75,000 shares at a price of $1.31 per share; 225,000 shares at a price of $0.57 per share; 92,500 shares at a price of $0.48 per share; 92,500 shares at a price of $0.474 per share; 92,500 shares at a price of $0.45 per share; 275,000 shares at a price of $0.40 per share; 92,500 shares at a price of $0.38 per share; and 1,170,000 shares at a price of $0.35 per share.

RSUs:
At June 30, 2016, the Company has issued restricted stock units (“RSUs”) for the potential issuance of shares of the Company’s common stock for the purpose of aligning executives and employees of the Company and  for the purpose of compensation for serving as members of the Board of Directors of the Company and for the purposes of retaining qualified personnel at compensation levels that otherwise would not be available should the company have been required to pay certain salaries in cash only. Certain of the RSUs were issued to members of the board of directors of the Company (“Board RSUs”); certain RSUs were issued to the executive officers of the Company (“Executive RSUs”); certain RSUs were issued to employees of the Company (“Employee RSUs”); and certain RSUs were issued to employees of The Fresh Diet (“FD RSUs”).

At June 30, 2016, the following Board RSUs were outstanding: a total of 370,000  RSUs were vested; 270,000 RSUs vest on July 1, 2016; and 270,000 RSUs vest on July 1, 2017.

At June 30, 2016, the following Executive RSUs were outstanding: a total of 1,137,072 RSUs were vested; 600,000 RSUs will vest on December 31, 2016; and 800,000 RSUs will vest on July 1, 2017. An additional 125,000 RSUs will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 RSUs will vest contingent  upon the attainment of a stock price of $3.00  per share for 20 straight trading days. The Company estimated that the stock-price goals of the Company’s stock price closing above $2.00 per share for 20 straight days have a 90% likelihood of achievement, and these RSUs were valued at 90% of their face value; the Company also estimated that the likelihood of the Company’s stock closing above $3.00 per share for 20 straight days is 70%, and these RSUs were valued at 70% of their face value

During the three months ended June 30, 2016, pursuant to separation agreements related to The Fresh Diet, a total of 200,000 Employee RSUs were exercised and an additional 900,000 RSUs were cancelled.  At June 30, 2016, the following FD RSUs were outstanding: A total of 300,000 RSUs were vested; 300,000 RSUs vest on December 31, 2016; and 400,000 RSUs will vest on July 1, 2017.

At June 30, 2016, a total of 251,174 Employee RSUs were outstanding, all of which were vested.

We recognized stock-based compensation expense for RSUs in a straight-line manner over the vesting period of the grant. This resulted in stock-based compensation expense (continuing operations) of $230,350  and $545,966  related to recognition of RSUs during the three months ended June 30, 2016 and 2015, respectively, and $468,018 and $1,091,931  related to recognition of RSUs during the six months ended June 30, 2016 and 2015, respectively.

Dilutive shares at June 30, 2015:

Convertible notes and interest:
At June 30, 2015, the Company had outstanding convertible notes payable in the aggregate principal amount of $758,065 with accrued interest of $662,653 convertible at the rate of $0.25 per share into an aggregate of 5,682,872 shares of common stock, and a convertible note payable in the amount of $200,000 convertible at the rate of $1.54 per share into 129,871 shares of common stock.

Warrants:
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

RSUs:
Also at June 30, 2015, the Company has issued restricted stock units ("RSUs") for the potential issuance of shares of the Company's common stock for the purpose of aligning executives and employees of the Company and  for the purpose of compensation for serving as members of the Board of Directors of the Company and for the purposes of retaining qualified personnel at compensation levels that otherwise would not be available should the company have been required to pay certain salaries in cash only. Certain of the RSUs were issued to employees of The Fresh Diet ("Employee RSUs") and certain RSUs were issued to the executive officers of the Company ("Executive RSUs") and certain RSUs were issued to members of the board of directors of the Company ("Board RSUs").  With respect to the Executive RSUs,  the Company's executive officers were awarded an aggregate number of RSUs which vest according to the following schedule, provided the performance conditions are met: 322,466 RSU's vested on January 1, 2015, 390,000 RSUs vested on  July 1, 2015 and 300,000 RSU's vested on December 31, 2015; 75,000 RSU’s vested on May 1, 2016, 90,000 RSU's vest on July 1, 2016 and 600,000 RSUs vest on December 31, 2016 and 890,000 RSUs vest on July 1, 2017 and 300,000 RSU's vest solely upon the achievement of performance goals and the continued employment with the Company.   The members of the Company's Board of Directors were awarded the aggregate number of RSU's which vest according to the following schedule:  270,000 RSU's vest on July 1, 2015; 270,000 RSU's vest on July 1, 2016; and 270,000 RSU's vest on July 1, 2017.

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

The FD RSUs issued to certain nonexecutive employees of FD  were issued either partially in lieu of salary, future bonuses, or a combination of both bonus and salary. At June 30, 2015, the FD  RSUs were scheduled to vest as follows: On July 1, 2015, 600,000 RSUs will vest; on December 31, 2015 an additional 600,000 RSUs will vest; on December 31, 2016 an additional 1,200,000 RSUs will vest; and on July 1, 2017, an additional 1,600,000 RSUs will vest.  An additional 350,000 RSUs will vest if the price of the Company's common stock closes above $2.50 per share for twenty consecutive trading days. In addition there are restrictions on the sale of such vested stock, including aggregate volume restrictions, and shares cannot be sold below $2.50 per share.

The Company estimated that the stock-price goals of the Company's stock price closing above $2.50 per share for 20 straight days have a 90% likelihood of achievement, and these RSUs were valued at 90% of their face value. The Company estimated that the revenue targets had a 100% likelihood of achievement, and these RSUs were valued at 100% of their face value.  We recognized stock-based compensation expense of in a straight-line manner over the vesting period of the RSUs. This resulted in stock-based compensation expense (continuing operations) of $545,966  and $1,091,391,  respectively, related to recognition of RSUs during the three and six months ended June 30, 2015.

Fully-diluted earnings per share was the same as basic earnings per share for the three and six months ended  June 30, 2015 because the effect of the exercise of above instruments would be anti-dilutive

Significant Recent Accounting Pronouncements

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

3.  DISCONTINUED OPERATIONS

Effective February 23, 2016, the Company closed a transaction to sell 90% of its ownership in FD  to New Fresh Co., LLC, a Florida limited liability company controlled by the former founder of FD who was appointed Interim CEO of FD prior thereto.  The consideration to Innovative Food Holdings consisted primarily of a restructuring of our loans, which includes the ability to convert to additional amounts of FD under certain circumstances. There is no continuing cash inflows or outflows from or to the discontinued operations.

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

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations.  The three and six months ended June 30, 2016 includes the results from discontinued operations from January 2, 1016 through the date of disposal (February 22, 2016):

	Three Months Ended
	June 30,	June 30,
	2016	2015
Revenue	-	4,898,851
Cost of goods sold	-	3,440,094
Gross margin	-	1,458,757

Selling, general and administrative expenses	-	3,525,100
Total operating expenses	-	3,525,100

Operating loss	-	(2,066,343)

Other (income) expense:
Gain on sale of discontinued operations	-	-
Interest expense, net	-	20,713
Total other (income) expense	-	20,713

Income (loss) from discontinued operations, net of tax	$-	$(2,087,056)

	Six Months Ended
	June 30,	June 30,
	2016	2015
Revenue	2,389,950	9,503,820
Cost of goods sold	1,764,834	6,961,680
Gross margin	625,116	2,542,140

Selling, general and administrative expenses	3,368,213	6,459,539
Total operating expenses	3,368,213	6,459,539

Operating loss	(2,743,097)	(3,917,399)

Other (income) expense:
Gain on sale is discontinued operations	(7,201,196)	-
Interest expense, net	10,820	43,364
Total other (income) expense	(7,190,376)	43,364

Income (loss) from discontinued operations, net of tax	$4,447,279	$(3,960,763)

The following information presents the major classes of line items constituting significant operating and investing cash flow activities in the consolidated statements of cash flows relating to discontinued operations:

	Six Months Ended
	June 30,	June 30,
	2016	2015
Cash Flow: Major line items

Depreciation and Amortization	39,509	202,216
Non-cash compensation	1,028,908	372,530
Purchase of equipment	(6,296)	(18,530)
Cash from revolving credit facilities	685,959	954,120
Payments made on revolving credit facilities	(641,831)	(1,314,991)
Principal payments made on notes payable	(7,074)	(32,703)
Principal payments made on capital leases	(8,094)	(59,459)

The components of the gain on sale and income from discontinued operations are as follows:

February 22, 2016

Receivable due from buyer, net of reserve of $8,700,000	$-
Net proceeds from sale of assets and liabilities	-

Assets sold	(6,225,073)
Liabilities sold	13,426,269
Net liabilities sold	7,201,196

Gain on sale	7,201,196

Loss from discontinued operations before income tax	(2,753,917)
Income tax expense	-

Income from discontinued operations	$4,447,279

4. ACCOUNTS RECEIVABLE

At June 30, 2016 and December 31, 2015, accounts receivable consists of:

	June 30, 2016	December 31, 2015
Accounts receivable from customers	$1,587,578	$1,706,948
Allowance for doubtful accounts	(55,043)	(56,364)
Accounts receivable, net	$1,532,535	$1,650,584

5. INVENTORY

Inventory consists primarily of specialty food products.    At June 30, 2016 and December 31, 2015, inventory consisted of the following:

	June 30, 2016	December 31, 2015
Finished Goods Inventory	$868,911	$920,885

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

A summary of property and equipment at June 30, 2016 and December 31, 2015, was as follows:

	June 30, 2016	December 31, 2015
Land	$385,523	$385,523
Building	1,326,165	1,326,165
Computer and Office Equipment	466,177	466,177
Warehouse Equipment	206,778	197,561
Furniture, Fixtures	454,744	451,346
Vehicles	40,064	40,064
Total before accumulated depreciation	2,879,451	2,866,836
Less: accumulated depreciation	(755,583)	(673,373)
Total	$2,123,868	$2,193,463

Depreciation and amortization expense for property and equipment amounted to $45,852 and $15,514  for the three months ended  June 30, 2016 and 2015, respectively.  Depreciation and amortization expense for property and equipment amounted to $82,211 and $33,253  for the six months ended  June 30, 2016 and 2015, respectively.

7. INVESTMENTS

The Company has made investments in certain early stage food related companies which it expects can benefit from synergies with the Company’s various operating businesses. As of June 30, 2016 and December 31, 2015, the Company had made investments in two such companies in the aggregate amount of $150,000.  The Company does not have significant influence over the operations of the companies it invests in.

8.   INTANGIBLE ASSETS

The Company acquired certain intangible assets pursuant to the acquisition of Artisan and OFB, and the acquisition of certain assets of The Haley Group, LLC. The following is the net book value of these assets:

	June 30, 2016
		Accumulated
	Gross	Amortization	Net
Trade Name	$217,000	$-	$217,000
Non-Compete Agreement	244,000	(244,000)	-
Customer Relationships	1,130,994	(690,176)	440,818
Goodwill	151,000	-	151,000
Total	$1,742,994	$(934,176)	$808,818

	December 31, 2015
		Accumulated
	Gross	Amortization	Net
Trade Name	$217,000	$-	$217,000
Non-Compete Agreement	244,000	(213,500)	30,500
Customer Relationships	1,130,994	(589,042)	541,952
Goodwill	151,000	-	151,000
Total	$1,742,994	$(802,542)	$940,452

Amortization expense charged to continuing operations for the three months ended June 30, 2016 and 2015 was $65,817 and  $75,770, respectively.  Amortization expense charged to continuing operations for the six months ended June 30, 2016 and 2015 was $131,634 and $151,557, respectively.

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

9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Trade payables	$1,215,451	$1,623,856
Accrued costs of discontinued operations	327,046	-
Accrued payroll and commissions	78,658	78,670
Total	$1,621,155	$1,702,526

At June 30, 2016 and December 31, 2015, accrued liabilities to related parties of consisted of accrued payroll, accrued bonus, and payroll related benefits.

10. ACCRUED INTEREST

At June 30 2016, accrued interest was $622,169.  Of this amount, $620,669 is convertible at the option of the note holders into the Company’s common stock a price of $0.25 per share, or a total of 2,482,676 shares. During the six months ended June 30, 2016, the Company paid cash for interest in the aggregate amount of $68,082.  The due date of accrued interest in the amount of $620,669 was extended to July 1, 2017 pursuant to an amendment to the September 2015 Notes Payable Extension Agreement (See Note 12) and is classified as a long-term liability on the Company’s balance sheet at June 30, 2016.

At December 31, 2015, accrued interest was $623,695.  Of this amount, $614,465  is convertible at the option of the note holders into the Company’s common stock a price of $0.25 per share, or a total of 2,457,860  shares. During the twelve months ended December 31, 2015, the Company paid cash for interest in the aggregate amount of $68,754.  The due date of accrued interest in the amount of $614,465 was extended to July 1, 2017 pursuant to an amendment to the September 2015 Notes Payable Extension Agreement (See Note 12) and is classified as a long-term liability on the Company’s balance sheet at December 31, 2015.

11. REVOLVING CREDIT FACILITIES

	June 30, 2016	December 31, 2015

Line of credit facility with Fifth Third Bank in the original amount of $1,000,000. In August 2015, the amount of the credit facility was increased to $1,500,000 and the due date was extended to August 1, 2016. Interest on the line of credit is LIBOR plus 3.25%. During the three and six months ended June 30, 2016, the Company made net borrowings in the amount of $0 and $120,000 from this facility. During the three months and six months ended June 30, 2016, the Company made principal payments in the net amount of $0 and $200,000, respectively.  During the three and six months ended June 30, 2016, the Company  recorded interest in the amount of $9,173 and $21,201, respectively.
	$1,300,000	$1,380,000

Total	$1,300,000	$1,380,000

12.  NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

	June 30, 2016	December 31, 2015
Secured mortgage note payable for the acquisition of land and building in Bonita Springs, Florida in the amount of $546,000. Principal payments of $4,550 and interest at the rate of Libor plus 3% are due monthly. The balance of the principal amount will be due February 28, 2018. During the three months ended June 30, 2016, the Company made payments of principal and interest in the amounts of $13,650 and $3,055, respectively. During the six months ended June 30, 2016, the Company made payments of principal and interest in the amounts of $27,300 and $6,187, respectively.	$364,000	$391,300

Secured mortgage note payable for the acquisition of land and building in Broadview, Illinois in the amount of $980,000. Payments of $8,167 including principal and interest at the rate of LIBOR plus 2.75% are due monthly through April 2020, the remaining principal balance in the amount of $490,000 will be due May 29, 2020. During the three months ended June 30, 2016, the Company made payments of principal and interest in the amounts of $24,500  and $6,731,  respectively. During the six months ended June 30, 2016, the Company made payments of principal and interest in the amounts of $49,000  and $13,574,  respectively.
	873,833	922,833

A total of 17 convertible notes payable (the “Convertible Notes Payable”). Certain of the Convertible Notes Payable contain cross default provisions, and are secured by subordinated interest in a majority of the Company’s assets. The Convertible Notes Payable bear interest at the rate of 1.9% per annum; principal and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share; however, the interest may be paid in cash by the Company and certain limited amounts of principle may also be prepaid in cash. Effective May 13, 2014, the due date of these notes was extended from May 15, 2014 to December 31, 2015, and a discount to the notes in the aggregate amount of $732,565 was recorded to recognize the value of the beneficial conversion feature embedded in the extension of the term of the notes.  In  March 2015 the notes were further extended to January 1, 2016.  On September 30, 2015, the notes and accrued interest in the amount of $614,465 were further extended to July 1, 2017, and a discount in the amount of $647,565 was recorded to recognize the value of the beneficial conversion featured embedded in the extension of the term of the notes.  During the three and six months ended June 30, 2016, $92,509 and $185,018, respectively,  of this discount was charged to operations. During the three and six months ended June 30, 2016, the Company accrued interest in the amount of $3,102  and $6,204, respectively, on these notes.
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
	164,650	164,650

	June 30, 2016	December 31, 2015
Promissory note in the amount of $200,000 bearing interest at the rate of 1% per annum issued in connection with the OFB acquisition. Principal in the amount of $100,000 was due June 30, 2015; this payment was made in July 2015 within the 5 day grace period stipulated in the note agreement. During the three months ended March 31, 2016, the Company paid accrued interest in the amount of $0 on this note. The note is convertible into shares of the Company’s common stock at the conversion price of $1.54 per share. During the three and six months ended June 30, 2016, the Company accrued interest in the amount of $250 and $500, respectively, on this note.  In July 2016, the Company made a principal payment in the amount of $100,000  which satisfied this note in full.
	100,000	100,000

Promissory note payable to Alpha Capital in the amount of $469,010 dated November 6, 2015 bearing interest at the rate of 9.9% per annum. This note is unsecured, and became due December 6, 2015. During the six months ended June 30, 2016 the Company accrued interest expense in the amount of $9,525, on this note. During the six months ended June 30, 2016, the Company paid principal and accrued interest in the amounts of $469,010 and $15,798, respectively, which satisfied this note in full.	-	469,010

Promissory note payable to Alpha Capital in the amount of $176,005 dated November 20, 2015 bearing interest at the rate of 9.9% per annum. This note is unsecured, and became due December 20, 2015. During the six months ended June 30, 2016, the Company accrued interest expense in the amount of $3,533 on this note. During the six months ended June 30, 2016, the Company paid principal and accrued interest in the amounts of $176,005 and $5,490, respectively, which satisfied this note in full.	-	176,005

Capital lease obligations under a lease agreement for a forklift payable in thirty-six monthly installments of $274 including interest at the rate of 4.46%. During the three months ended June 30, 2016, the Company made principal and interest payments in the amount of $735 and $87, respectively. During the six months ended June 30, 2016, the Company made principal and interest payments in the amount of $1,463 and $181, respectively.	7,270	-

Total	$2,157,318	$2,871,363

Less: Discount	(370,038)	(555,056)

Net	$1,787,280	$2,316,307

Current maturities, net of discount	$255,625	$897,615
Long-term portion, net of discount	1,531,655	1,418,692
Total	$1,787,280	$2,316,307

	For the Three Months Ended June 30,
	2016	2015
Discount on Notes Payable amortized to interest expense:	$92,509	$99,157

	For the Six Months Ended June 30,
	2016	2015
Discount on Notes Payable amortized to interest expense:	$185,018	$198,314

At June 30, 2016 and December 31, 2015, the Company had unamortized discounts to notes payable in the aggregate amount of $370,038 and $555,056,  respectively.

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

13.  RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2016:

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

For the six months ended June 30, 2015:

During the six months ended June 30, 2015, the Company extended the expiration date to December 31, 2015 of certain options to purchase a total of 277,500 shares of the Company’s common stock which were held by board members and key employees.  The Company valued the options at the extended due dates using the Black-Scholes valuation model, and charged the amount of $146 to operations during the period ended June 30, 2015. (See note 15).

At June 30, 2015, the Company has loans receivable outstanding in the aggregate amount of $426,342 from four individuals who were previously owners of The Fresh Diet. The Company also has a loan receivable in the amount of $34,899 from a previously related entity.

14.  COMMITMENTS AND CONTINGENT LIABILITIES

Contingent Liability

Pursuant to the OFB acquisition, the Company is contingently liable for certain performance-based payments over the twenty-four months following the acquisition date. The Company believes it is likely that these payments will be made, and accordingly recorded the entire amount of $225,000 as a contingent liability on its balance sheet at acquisition with $91,000 outstanding at December 31,2015. During the three months ended June 30, 2016 and 2015, payments were made in the aggregate amount of $31,000 and $26,250, respectively. During the six months ended June 30, 2016 and 2015, payments in the aggregate amount of $31,000 and $52,500, respectively, have been made under this contingent liability; at June 30, 2016, the balance of the contingent liability is $60,000 related to the OFB acquisition.

Litigation

From time to time, the Company may be involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

15. EQUITY

Common Stock

At June 30, 2016 and December 31, 2015, a total of 733,662  shares are deemed issued but not outstanding by the Company.

Six months ended June 30, 2016:

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

The Company issued 200,000 shares of common stock to an employee of The Fresh Diet pursuant to a separation agreement.   These shares were issued via the exercise of RSUs; the par value of $20 was charged to additional paid-in capital during the period.

The Company repurchased 33,000 shares of common stock at a share price of $0.45 per share.  The value of these shares in the amount of $14,850 has been recorded in treasury stock.

Six months ended June 30, 2015:

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

The Company agreed to issue  30,000 shares of common stock with a fair value of $39,000 (or $1.30 per share) to a service provide

Warrants

The following table summarizes the significant terms of warrants outstanding at June 30, 2016. These warrants may be settled in cash and, unless the underlying shares are registered, via cashless conversion, into shares of the Company’s common stock at the request of the warrant holder. These warrants were granted as part of a financing agreement:

		Weighted	Weighted		Weighted
		average	average		average
Range of	Number of	remaining	exercise		exercise
exercise	warrants	contractual	price of	Number of	price of
Prices	Outstanding	life (years)	outstanding Warrants	warrants Exercisable	exercisable Warrants
$0.010	700,000	3.88	$0.010	700,000	$0.010

$0.250	94,783	1.00	$0.250	94,783	$0.250

$0.550	448,010	1.00	$0.550	448,011	$0.550

$0.575	2,294,491	1.00	$0.575	2,294,491	$0.575
	3,537,284	1.57	$0.451	3,537,284	$0.451

Transactions involving warrants are summarized as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Warrants outstanding at December 31, 2015	3,537,284	$0.451

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Warrants outstanding at June 30, 2016	3,537,284	$0.451

Options
The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.350	1,170,000	1.17	$0.350	1,170,000	$0.350

$0.380	92,500	0.50	$0.380	92,500	$0.380

$0.400	275,000	0.51	$0.400	275,000	$0.400

$0.450	92,500	0.50	$0.450	92,500	$0.450

$0.474	92,500	0.50	$0.474	92,500	$0.474

$0.480	92,500	0.50	$0.480	92,500	$0.480

$0.570	225,000	1.51	$0.570	225,000	$0.570

$1.310	75,000	2.17	$1.310	25,000	$1.310

$1.440	15,000	0.34	$1.440	15,000	$1.440

$1.460	100,000	2.00	$1.460	100,000	$1.460

$1.600	310,000	1.51	$1.600	310,000	$1.600

$1.900	15,000	1.34	$1.900	15,000	$1.900

$2.000	500,000	0.67	$2.000	500,000	$2.000

$2.400	20,000	1.92	$2.400	20,000	$2.400

$3.400	30,000	1.92	$3.400	30,000	$3.400
	3,105,000	1.07	$0.887	3,055,000	$0.880

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2015	3,105,000	$0.887

Granted	-	$-
Exercised	-	$-
Cancelled / Expired	-	$-

Options outstanding at June 30, 2016	3,105,000	$0.887

Aggregate intrinsic value of options outstanding and exercisable at June 30, 2016 and 2015 was $106,475 and $1,553,630, respectively.  Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.43 and $1.16 as of June 30, 2016 and 2015, respectively, and the exercise price multiplied by the number of options outstanding.

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

During the three months ended June 30, 2016, and 2015 the Company charged a total of $4,938 and $16,851, respectively, to operations related to recognized stock-based compensation expense for employee stock options. During the six months ended June 30, 2016, and 2015 the Company charged a total of $9,875 and $85,911, respectively, to operations related to recognized stock-based compensation expense for employee stock options.

Accounting for warrants and stock options

The Company valued warrants and options using the Black-Scholes valuation model utilizing the following variables:

June 30,
2015
Volatility	47.35%
Dividends	$-
Risk-free interest rates	0.99%
Term (years)	3.00

Restricted Stock Units (“RSUs”)

At June 30, 2016, the Company has issued restricted stock units (“RSUs”) for the potential issuance of shares of the Company’s common stock for the purpose of aligning executives and employees of the Company and  for the purpose of compensation for serving as members of the Board of Directors of the Company and for the purposes of retaining qualified personnel at compensation levels that otherwise would not be available should the company have been required to pay certain salaries in cash only. Certain of the RSUs were issued to members of the board of directors of the Company (“Board RSUs”); certain RSUs were issued to the executive officers of the Company (“Executive RSUs”); certain RSUs were issued to employees of the Company (“Employee RSUs”); and certain RSUs were issued to employees of The Fresh Diet (“FD RSUs”).

At June 30, 2016, the following Board RSUs were outstanding: a total of 370,000  RSUs were vested; 270,000 RSUs vest on July 1, 2016; and 270,000 RSUs vest on July 1, 2017.

At June 30, 2016, the following Executive RSUs were outstanding: a total of 1,137,072 RSUs were vested; 600,000 RSUs will vest on December 31, 2016; and 800,000 RSUs will vest on July 1, 2017. An additional 125,000 RSUs will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 RSUs will vest contingent  upon the attainment of a stock price of $3.00  per share for 20 straight trading days. The Company estimated that the stock-price goals of the Company’s stock price closing above $2.00 per share for 20 straight days have a 90% likelihood of achievement, and these RSUs were valued at 90% of their face value; the Company also estimated that the likelihood of the Company’s stock closing above $3.00 per share for 20 straight days is 70%, and these RSUs were valued at 70% of their face value

During the three months ended June 30, 2016, pursuant to separation agreements related to The Fresh Diet, a total of 200,000 Employee RSUs were exercised and an additional 900,000 RSUs were cancelled.  At June 30, 2016, the following FD RSUs were outstanding: A total of 300,000 RSUs were vested; 300,000 RSUs vest on December 31, 2016; and 400,000 RSUs will vest on July 1, 2017.

At June 30, 2016, a total of 251,174 Employee RSUs were outstanding, all of which were vested

RSUs expense during the three and six months ended June 30, 2016 and 2015 are summarized in the table below:

	Three Months Ended June 30,
	2016	2015

RSUs expense – Continuing operations	$230,350	$545,966
RSUs expense – Discontinued operations	-	526,582
Total	$230,350	$1,072,548

	Six Months Ended June 30,
	2016	2015

RSUs expense – Continuing operations	$468,018	$1,091,931
RSUs expense – Discontinued operations	813,908	1,053,165
Total	$1,281,926	$2,145,096

16.  SUBSEQUENT EVENTS

In August 2016, the Company issued 95,000 shares of common stock to an individual who was previously a director of the Company for the exercise of RSUs.

In August 2016, the Company renewed a $1.5 million revolving credit facility with Fifth Third Bank with a maturity date of August 1, 2017  and a received a $1.2 million term credit facility from, Fifth Third Bank, maturing on February 5, 2018, both pursuant to the terms of a Restated Loan Agreement and Security Agreement.

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

Certain information contained in this discussion and elsewhere in this report may include "forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Private Securities Litigation Reform Act will not apply to certain  "forward looking statements” because we issued "penny stock" (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3(a)(51-1) under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on our behalf.  For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may",  "will", "expect", "believe",  "explore",  "consider",  "anticipate",  "intend", "could", "estimate",  "plan", "propose" or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

●	Our ability to raise capital necessary to sustain our anticipated operations and implement our business plan,

●	Our ability to implement our business plan,

●	Our ability to generate sufficient cash to pay our lenders and other creditors,

●	Our dependence on one major customer,

●	Our ability to employ and retain qualified management and employees,

●	Our dependence on the efforts and abilities of our current employees and executive officers,

●	Changes in government regulations that are applicable to our current or anticipated business,

●	Changes in the demand for our services,

●	The costs and potential liabilities arising from lawsuits which may be brought against us with respect to our current and past business activities,

●	The degree and nature of our competition,

●	The lack of diversification of our business plan,

●	The general volatility of the capital markets and the establishment of a market for our shares, and

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

Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $55,043  for doubtful accounts receivable at June 30, 2016, and $36,440 at June 30, 2015. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

Relationship with U.S. Foods

We have historically sold the majority of our products through a distributor relationship between FII and Next Day Gourmet, L.P., a subsidiary of U.S. Foods, a leading broadline distributor.  These sales amounted to $6,236,917 (75% of total sales) and $5,411,326 (71% of total sales) for the three months ended June 30, 2016 and 2015, respectively;  and  $11,805,710 (72% of total sales) and $10,165,870 (72% of total sales) for the six months ended June 30, 2016 and 2015, respectively. On January 26, 2015 we executed a contract between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods.  The term of the Agreement is from January 1, 2015 through December 31, 2016 and provides for up to three (3) automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew.

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

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenue
Revenue increased by $669,577 or approximately 9% to $8,303,227 for the three months ended June 30, 2016 from $7,633,650  in the prior year.

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

Cost of goods sold
Our cost of goods sold for the three months ended June 30, 2016 was $5,904,630, an increase of $573,922  or approximately 11% compared to cost of goods sold of $5,330,708 for the three months ended June 30, 2015. Cost of goods sold is made up of the following expenses for the three months ended June 30, 2016: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $4,186,828; and shipping, delivery, handling, and purchase allowance expenses in the amount of $1,702,079.  Total gross margin was approximately 29% of sales in 2016, compared to approximately 30% of sales in 2015. The decrease  in gross margins from 2015 are primarily attributable to variation in product and revenue mix across our various selling channels.

In 2016, we continued to price our products in order to gain market share, optimize gross profit dollars and increase the number of our end users. We were successful in both increasing sales and increasing market share.  We currently expect, if market conditions and our product revenue mix remain constant, that our cost of goods sold will either remain stable or possibly improve slightly.

Selling, general, and administrative expenses
Selling, general, and administrative expenses decreased by $345,345 or approximately 17% to $1,710,445 during the three months ended June 30, 2016 compared to $2,055,790 for the three months ended June 30, 2015. During the three months ended June 30, 2016 the decrease in selling, general, and administrative expenses was mainly associated with a decrease in  share based compensation  of $254,947.

Interest expense, net
Interest expense, net of interest income, increased by $1,440  or approximately 1%  to $112,889  during the three months ended June 30, 2016, compared to $111,449  during the three months ended June 30, 2015.  The increase was due primarily to increased loan balances, including real estate loans, with our commercial bank. Approximately 21%  or $23,284 of the interest expense was accrued or paid interest on the company's notes payable; approximately 82%  or $92,509 of the interest was a non-cash GAAP accounting charge associated with the amortization of the discounts on the Company's notes payable.  The Company also had $2,904 of interest income during the period.

Net income from continuing operations
For the reasons above, the Company had a net income from continuing operations for the three months ended June 30, 2016 of $575,263, which is an increase of $439,560  or approximately 324% compared to net income of $135,703 during the three months ended June 30, 2015.  The income  for the three months ended June 30, 2016 includes a total of $439,466 in non-cash charges, including amortization of intangible assets in the amount of $65,817, depreciation expense of $45,852, charges for non-cash compensation in the amount of $235,288, and amortization of the discount on notes payable in the amount of $92,509. The income for the three months ended June 30, 2015 included a total of $775,120 in non-cash charges, including amortization of intangible assets in the amount of $75,788, depreciation expense of $17,739, charges for non-cash compensation in the amount of $582,436, and amortization of the discount on notes payable in the amount of $99,157.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenue
Revenue increased by $2,108,070  or approximately 15% to $16,318,568  for the six months ended June 30, 2016 from $14,210,498  in the prior year.

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

Cost of goods sold
Our cost of goods sold for the six months ended June 30, 2016 was $11,575,368,  an increase of $1,580,941  or approximately  16% compared to cost of goods sold of $9,994,427 for the six months ended June 30, 2015. Cost of goods sold is made up of the following expenses for the six months ended June 30 2016: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $8,217,480; and shipping, delivery, handling, and purchase allowance expenses in the amount of $3,342,165.  Total gross margin was approximately 29.1% of sales in 2016, compared to approximately 29.7% % of sales in 2015. The  decrease  in gross margins from 2015 are primarily attributable to variation in product and revenue mix across our various selling channels.

In 2016, we continued to price our products in order to gain market share, optimize gross profit dollars and increase the number of our end users. We were successful in both increasing sales and increasing market share.  We currently expect, if market conditions and our product revenue mix remain constant, that our cost of goods sold will either remain stable or possibly improve slightly.

Selling, general, and administrative expenses
Selling, general, and administrative expenses decreased by $459,994   or approximately  11% to $3,542,753   during the six months ended June 30, 2016 compared to $4,002,747 for the six months ended June 30, 2015. During the six months ended June 30, 2016, the decrease in selling, general, and administrative expenses was mainly associated with a decrease in share based compensation of  $399,415.

Interest expense, net
Interest expense, net of interest income, increased by $23,970  or approximately 11%  to $244,538   during the six months ended June 30, 2016, compared to $220,568  during the six months ended June 30, 2015.  The increase was due primarily to increased loan balances, including real estate loans, with our commercial bank. Approximately 26%  or $62,674  of the interest expense was accrued or paid interest on the company's notes payable; approximately 76%  or $185,018 of the interest was a non-cash GAAP accounting charge associated with the amortization of the discounts on the Company's notes payable.  The Company also had $3,154 of interest income during the period.

Net income  from continuing operations
For the reasons above, the Company had a net income from continuing operations for the six months ended June 30, 2016 of $955,909,  which is an increase of $963,153 compared to a net loss of ($7,244) during the six months ended June 30, 2015. The income  for the six months ended June 30, 2016 includes a total of $876,756  in non-cash charges, including amortization of intangible assets in the amount of $131,634, depreciation expense of $82,211, charges for non-cash compensation in the amount of $477,893, and amortization of the discount on notes payable in the amount of $185,018. The loss for the six months ended June 30, 2015 included a total of $1,561,368 in non-cash charges, including amortization of intangible assets in the amount of $151,576, depreciation expense of $33,253, charges for non-cash compensation in the amount of $1,178,225, and amortization of the discount on notes payable in the amount of $198,314.

Liquidity and Capital Resources at June 30, 2016

As of June 30, 2016, the Company had current assets of $4,171,493,  consisting of cash and cash equivalents of $1,699,602; trade accounts receivable, net, of $1,532,535; inventory of $868,911; and other current assets of $70,445. Also at June 30, 2016, the Company had current liabilities of $3,238,280, consisting of accounts payable and accrued liabilities of $1,621,155  (of which $0 was payable to related parties); accrued interest of $1,500;  current portion of notes payable of $255,625; contingent liabilities of $60,000; and amount due under revolving credit facilities of $1,300,000.

During the six months ended June 30, 2016, the Company had cash provided by operating activities of $831,608.  This consisted of the Company's consolidated net income of $5,403,188,   reduced by gain on sale of discontinued operations of $7,201,196,  and increased by stock based compensation in the amount of $1,506,801  (including $1,028,908 charged to discontinued operations); amortization of discount on notes payable of $185,018; depreciation and amortization of $320,854; and increase in allowance for bad debt of $15,203.    The Company's cash position also increased by $601,740  as a result of changes in the components of current assets and current liabilities.

The Company had cash used in investing activities of $480,177 for the six months ended June 30, 2016, which consisted of $470,482 cash disposed in the sale of discontinued operations, and $9,695 for the acquisition of property and equipment.   The Company had cash used in financing activities of $789,118 for the six months ended June 30, 2016,  consisting of borrowings on revolving credit facilities of $805,959, offset by payments made on revolving credit facilities of $841,831; principal payments on notes payable of $730,302, principal payments on capital leases of $8,094, and payments for the repurchase of common stock in the amount of $14,850.

The Company had a net working capital of $933,213 as of June 30, 2016. We generated positive cash flow from operating activities of $831,608 for the six months ended June 30, 2016. We generated negative  cash flow from operations during the year ended December 31, 2015, which includes the results of The Fresh Diet.   The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines.  Currently, we do not have any material long-term obligations other than those described in Note 12 to the financial statements included in this report. As we seek to increase our sales of new items and enter new markets, acquire new businesses as well as identify new and other consumer and food service oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

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

The Company issued 133,333 shares of common stock to an employee of The Fresh Diet pursuant to an employment  agreement. The fair value of $68,000 was charged to discontinued operations.

The Company issued 200,000 shares of common stock to an employee of The Fresh Diet pursuant to a separation agreement. These shares were issued for the exercise of RSUs held by the employee.

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

SIGNATURE	TITLE	DATE

/s/ Sam Klepfish	Chief Executive Officer	August 15, 2016
Sam Klepfish

/s/ John McDonald	Principal Financial Officer	August 15, 2016
John McDonald