Form 10-Q/A
period 2016-06-30
INNOVATIVE FOOD HOLDINGS INC
filed 2016-08-16
CIK 312257

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

INNOVATIVE FOOD HOLDINGS, INC.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this "Form 10-Q/A") is an amendment to the Current Report on Form 10-Q of Innovative Food Holdings, Inc. dated August 15, 2016 (the "Original Form 10-Q"). This Form 10-Q/A is being filed to amend the amount of sales to a major customer for the 3 months ended June 30, 2016 as reported on page 23 under Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations.  The amount of sales as reported in the Original Form 10-Q was $6,236,917; the amended amount is $5,942,466, a difference of $294,451.

No other changes were made to the Original Form 10-Q.

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

Relationship with U.S. Foods

We have historically sold the majority of our products through a distributor relationship between FII and Next Day Gourmet, L.P., a subsidiary of U.S. Foods, a leading broadline distributor.  These sales amounted to $5,942,466   ( 72 % of total sales) and $5,411,326 (71% of total sales) for the three months ended June 30, 2016 and 2015, respectively;  and  $11,805,710 (72% of total sales) and $10,165,870 (72% of total sales) for the six months ended June 30, 2016 and 2015, respectively. On January 26, 2015 we executed a contract between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods.  The term of the Agreement is from January 1, 2015 through December 31, 2016 and provides for up to three (3) automatic annual renewals thereafter if no party gives the other 30 days' notice of its intent not to renew.

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