Form 10-Q
period 2016-09-30
INNOVATIVE FOOD HOLDINGS INC
filed 2016-11-14
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended September 30, 2016

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

(239) 596-0204
(Registrant’s Telephone Number, Including Area Code)

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check One):
Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Regulation 12b-2 of the Exchange Act):   YES ☐  NO ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: shares of common stock issued 25,301,819 and 24,568,157 shares of common stock outstanding as of November 4, 2016.

INNOVATIVE FOOD HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,139,096	$1,645,320
Accounts receivable, net	1,875,886	1,650,584
Inventory	925,150	920,885
Current assets - discontinued operations	-	1,767,333
Other current assets	68,786	68,559
Total current assets	5,008,918	6,052,681

Property and equipment, net	2,086,878	2,193,463
Investment	150,000	150,000
Non-current assets - discontinued operations	-	4,665,554
Intangible assets, net	758,251	940,452
Total assets	$8,004,047	$14,002,150

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$1,566,202	$1,702,526
Accrued liabilities - related parties	-	458,710
Accrued interest	623,771	9,230
Revolving credit facilities	100,000	1,380,000
Notes payable, related party	164,650	-
Notes payable, current portion, net of discount	1,259,028	897,615
Current liabilities - discontinued operations	-	10,512,255
Contingent liabilities	-	91,000
Total current liabilities	3,713,651	15,051,336

Accrued interest – long term	-	614,465
Note payable - long term portion, net of discount	1,364,584	1,254,042
Notes payable - related parties, long term portion	-	164,650
Long term liabilities - discontinued operations	-	2,301,151
Total liabilities	5,078,235	19,385,644

Stockholders’ equity (deficit)
Common stock, $0.0001 par value; 500,000,000 shares authorized; 25,301,819 and 24,248,486 shares issued; 24,568,157 and 23,547,823 shares outstanding at September 30, 2016 and December 31, 2015, respectively	2,528	2,423
Additional paid-in capital	34,398,840	32,344,584
Treasury stock, 519,254 and 486,254 shares outstanding at September 30, 2016 and December 31, 2015	(174,949)	(160,099)
Accumulated deficit	(31,300,607)	(37,570,402)
Total stockholder’s equity (deficit)	2,925,812	(5,383,494)
Total liabilities and stockholders’ equity (deficit)	$8,004,047	$14,002,150

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.
Condensed Consolidated Statements of Operations
(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Revenue	$9,094,443	$8,025,772	$25,413,011	$22,236,270
Cost of goods sold	6,404,185	5,671,714	17,979,553	15,666,141
Gross margin	2,690,258	2,354,058	7,433,458	6,570,129

Selling, general and administrative expenses	1,702,425	2,400,301	5,245,178	6,403,048
Total operating expenses	1,702,425	2,400,301	5,245,178	6,403,048

Operating income (loss)	987,833	(46,243)	2,188,280	167,081

Other (income) expense:
Interest expense, net	121,226	223,256	365,764	443,824
Other (income)	-	(5,400)	-	(5,400)
Total other expense	121,226	217,856	365,764	438,424

Net income (loss) before taxes	866,607	(264,099)	1,822,516	(271,343)

Income tax expense	-	-	-	-

Net income (loss) from continuing operations	$866,607	$(264,099)	$1,822,516	$(271,343)

Net income (loss) from discontinued operations	-	(2,906,278)	4,447,279	(6,867,041)

Consolidated net income (loss)	$866,607	$(3,170,377)	$6,269,795	$(7,138,384)

Net income (loss) per share from continuing operations – basic	$0.035	$(0.012)	$0.073	$(0.012)

Net income (loss) per share from discontinued operations – basic	$-	$(0.127)	$0.178	$(0.312)

Net income (loss) per share from continuing operations – diluted	$0.030	$(0.012)	$0.066	$(0.012)

Net income (loss) per share from discontinued operations – diluted	$-	$(0.127)	$0.139	$(0.312)

Weighted average shares outstanding - basic	25,047,134	22,896,211	24,980,314	22,042,357

Weighted average shares outstanding - diluted	31,619,778	22,896,211	32,044,762	22,042,357

 See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	For The Nine Months Ended	For The Nine Months Ended
	September 30,	September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$6,269,795	$(7,138,384)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of investment	-	(5,400)
Gain on sale of discontinued operations	(7,201,196)	-
Depreciation and amortization	409,228	925,710
Non-cash compensation	673,523	3,464,738
Non-cash compensation – FD employees	1,028,908	-
Amortization of discount on notes payable	277,529	396,678
Increase (decrease) in allowance for doubtful accounts	11,963	(515)
Changes in assets and liabilities:
Accounts receivable, net	(237,265)	(354,755)
Deferred revenue	289,254	(921,758)
Inventory and other current assets, net	81,012	303,384
Accounts payable and accrued expenses - related party	(146,018)	(346,950)
Due from related party	110	-
Accounts payable and accrued expenses	197,603	(74,878)
Contingent liability	(91,000)	(2,500)
Net cash provided by (used in) operating activities	1,563,446	(3,754,630)

Cash flows from investing activities:

Cash received from sale of investment		59,400
Cash decrease due to sale of discontinued operations	(470,482)	-
Cash paid to re-acquire shares issued in acquisition of The Fresh Diet	-	(3,000,000)
Acquisition of property and equipment	(10,512)	(1,454,833)
Net cash used in investing activities	(480,994)	(4,395,433)

Cash flows from financing activities:
Common stock sold for cash	-	4,288,596
Common stock sold for exercise of options and warrants	-	788,860
Payments made for the repurchase of common stock	(14,850)	-
Borrowings on revolving credit facilities	805,959	4,547,700
Payments made on revolving credit facilities	(841,831)	(3,514,404)
Borrowings made on debt	-	1,980,000
Principal payments on debt	(1,021,829)	(523,905)
Principal payments capital leases	(8,094)	(164,270)
Net cash (used in) provided by financing activities	(1,080,645)	7,402,577

Increase (Decrease) in cash and cash equivalents	1,807	(747,486)

Cash and cash equivalents at beginning of period	2,137,289	3,112,526

Cash and cash equivalents at end of period	$2,139,096	$2,365,010
Cash and cash equivalents at end of period – discontinued operations	$-	$283,470

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$96,318	$71,200

Taxes	$-	$-

Non-cash transactions:
Fair value of 25,000 shares of common stock issued to a service provider, previously accrued	$34,000	$-
Equipment acquired under capital lease	$9,217	$94,739
Fair value of options issued to a service provider	$-	$6,894
Discount on notes payable due to extension of term	$-	$647,565
Issuance of 150,000 shares of stock previously accrued pursuant to the Haley Group acquisition	$-	$37,500

See notes to these unaudited condensed consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes as contained in Form 10-K for the year ended December 31, 2015. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results of operations to be expected for the full year.

Discontinued Operations

On February 23, 2016, the Company consummated the sale of 90% of its ownership in The Fresh Diet, Inc. (“FD”).  As a result of the sale, the results of operations from January 1, 2016 through February 22, 2016 and from January 1, 2015 through September 30, 2015 have been included in “Net loss from discontinued operations” in our consolidated statements of operations. Additionally, these assets and liabilities have been presented as discontinued operations in our consolidated balance sheet as of December 31, 2015.  See Note 3 - Discontinued Operations for additional information.

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

Artisan is a supplier of over 1,500 niche gourmet products to over 500 customers in the Greater Chicago area.  Haley is a dedicated foodservice consulting and advisory firm that works closely with companies to access private label and manufacturers’ label food service opportunities with the intent of helping them launch and commercialize new products in the foodservice industry. OFB is an outsourced national sales and brand management team for emerging organic and specialty food Consumer Packaged Goods (“CPG”) companies and provides emerging CPG specialty food brands distribution and shelf placement access in key major metro markets in the retail food industry.

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

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of September 30, 2016, the cash balance in excess of the FDIC limits was $1,448,028. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

For revenue from product sales, the Company recognizes revenue in accordance with Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” 605-15-05. ASC 605-15-05 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling   price is fixed and  determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Cost of Goods Sold

We have included in cost of goods sold all costs which are directly related to the generation of revenue. These costs include primarily the cost of food and raw materials,  packing and handling, shipping, and delivery costs.

Basic and Diluted Earnings Per Share

Basic net income (loss) per share is based on the weighted average number of shares outstanding during the period, while fully-diluted net income (loss) per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options and warrants to purchase common stock, and convertible debt. Basic and diluted net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period.

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation. For the three months ended September 30, 2016, the company did not include the following in the calculation of weighted-average fully-diluted shares outstanding because the result would have been anti-dilutive: 2,742,503 shares underlying warrants and 1,475,000 shares underlying options.  For the nine months ended September 30, 2016, the company did not include the following in the calculation of weighted-average fully-diluted shares outstanding because the result would have been anti-dilutive: 2,294,493 shares underlying warrants and 1,290,000 shares underlying options.

For the three and nine months ended September 30, 2015, fully-diluted earnings per share was the same as basic earnings per share because the effect of the exercise of any of the dilutive securities would have been anti-dilutive, and the following were  not  included in the calculation of fully-diluted earnings per share: 5,682,320 shares underlying convertible notes payable and accrued interest; 3,120,000 shares from the exercise of options; and 3,537,286 shares from the exercise of warrants.

Dilutive shares at September 30, 2016:

Convertible notes and interest:
At September 30, 2016, the Company had outstanding convertible notes payable in the aggregate principal amount of $812,215  with accrued interest of $623,771  convertible at the rate of $0.25 per share into an aggregate of  5,743,994  shares of common stock.

Warrants:
At September 30, 2016, the Company had outstanding warrants for holders to purchase the following additional shares: 2,294,491 shares at a price of $0.575 per share; 448,010 shares at a price of $0.55 per share; 94,783 shares at a price of $0.25 per share; and 700,000 shares at a price of $0.01 per share.

Stock options:
At September 30, 2016, the Company had outstanding options for holders to purchase the following additional shares: 30,000 shares at a price of $3.40 per share; 20,000 shares at a price of $2.40 per share; 500,000 shares at a price of $2.00 per share; 15,000 shares at a price of $1.90 per share; 310,000 shares at a price of $1.60 per share; 100,000 shares at a price of $1.46 per share; 15,000 shares at a price of $1.44 per share; 75,000 shares at a price of $1.31 per share; 225,000 shares at a price of $0.57 per share; 92,500 shares at a price of $0.48 per share; 92,500 shares at a price of $0.474 per share; 92,500 shares at a price of $0.45 per share; 275,000 shares at a price of $0.40 per share; 92,500 shares at a price of $0.38 per share; and 1,170,000 shares at a price of $0.35 per share.

RSUs:
At September 30, 2016, the Company has issued restricted stock units (“RSUs”) for the potential issuance of shares of the Company’s common stock for the purpose of aligning executives and employees of the Company and  for the purpose of compensation for serving as members of the Board of Directors of the Company and for the purposes of retaining qualified personnel at compensation levels that otherwise would not be available should the company have been required to pay certain salaries in cash only. Certain of the RSUs were issued to members of the board of directors of the Company (“Board RSUs”); certain RSUs were issued to the executive officers of the Company (“Executive RSUs”); certain RSUs were issued to employees of the Company (“Employee RSUs”); and certain RSUs were issued to employees of The Fresh Diet (“FD RSUs”).

In August 2016, 95,000 Board RSUs were exercised.  At September 30, 2016, the following Board RSUs were outstanding: a total of 545,000  RSUs were vested, and 270,000 RSUs will vest on July 1, 2017.

At September 30, 2016, the following Executive RSUs were outstanding: a total of 1,137,072 RSUs were vested; 600,000 RSUs will vest on December 31, 2016; and 800,000 RSUs will vest on July 1, 2017. An additional 125,000 RSUs will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 RSUs will vest contingent  upon the attainment of a stock price of $3.00  per share for 20 straight trading days. The Company estimated that the stock-price goals of the Company’s stock price closing above $2.00 per share for 20 straight days have a 90% likelihood of achievement, and these RSUs were valued at 90% of their face value; the Company also estimated that the likelihood of the Company’s stock closing above $3.00 per share for 20 straight days is 70%, and these RSUs were valued at 70% of their face value

At September 30, 2016, the following FD RSUs were outstanding: A total of 300,000 RSUs were vested; 300,000 RSUs will vest on December 31, 2016; and 400,000 RSUs will vest on July 1, 2017.

At September 30, 2016, a total of 251,174 Employee RSUs were outstanding, all of which were vested.

We recognized stock-based compensation expense for RSUs in a straight-line manner over the vesting period of the grant. This resulted in stock-based compensation expense (continuing operations) of $190,692 and $753,633 related to recognition of RSUs during the three months ended September 30, 2016 and 2015, respectively, and $658,709 and $1,551,775  related to recognition of RSUs during the nine months ended September 30, 2016 and 2015, respectively.

Dilutive shares at September 30, 2015:

Convertible notes and interest:
At September 30, 2015, the Company had outstanding convertible notes payable in the aggregate principal amount of $758,065 with accrued interest of $665,516 convertible at the rate of $0.25 per share into an aggregate of 5,694,324 shares of common stock, and a convertible note payable in the amount of $100,000 convertible at the rate of $1.54 per share into 64,935 shares of common stock.

Warrants:
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

The Employee RSUs issued to certain nonexecutive employees of the Company were issued either partially in lieu of salary, future bonuses or a combination of both bonus and salary. At September 30, 2015, there were a total of 99,907 Employee RSUs, all of which were vested.

The FD RSUs issued to certain nonexecutive employees of FD were issued either partially in lieu of salary, future bonuses, or a combination of both bonus and salary. At September 30, 2015, the FD  RSUs were scheduled to vest as follows: On July 1, 2015, 600,000 RSUs vested; on December 31, 2015 an additional 600,000 RSUs vest; on December 31, 2016 an additional 1,200,000 RSUs vest; and on July 1, 2017, an additional 1,600,000 RSUs  vest.  An additional 350,000 RSUs will vest if the price of the Company’s common stock closes above $2.50 per share for twenty consecutive trading days. In addition there are restrictions on the sale of such vested stock, including aggregate volume restrictions, and shares cannot be sold below $2.50 per share.

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

Significant Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-2, which creates ASC Topic 842, “Leases.” This update increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.
In March 2016, the FASB issued ASU No. 2016-9, which amends ASC Topic 718, “Compensation – Stock Compensation.” This amendment simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.
In August 2016, the FASB issued ASU No. 2016-15 which amends ASC Topic 230, “Classification of Certain Cash Receipts and Cash Payments.” The amendments in this Update address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The update outlines the classification of specific transactions as either cash inflows or outflows from financing activities, operating activities, investing activities or non-cash activities. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.
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

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations.  The three and nine months ended September  30, 2016 includes the results from discontinued operations from January 2, 2016 through the date of disposal (February 22, 2016):

	Three Months Ended
	September 30,	September 30,
	2016	2015
Revenue	-	4,103,930
Cost of goods sold	-	3,542,429
Gross margin	-	561,501

Selling, general and administrative expenses	-	3,446,223
Total operating expenses	-	3,446,223

Operating loss	-	(2,884,722)

Other (income) expense:
Gain on sale of discontinued operations	-	-
Interest expense, net	-	21,556
Total other (income) expense	-	21,556

Income (loss) from discontinued operations, net of tax	$-	$(2,906,278)

	Nine Months Ended
	September 30,	September 30,
	2016	2015
Revenue	2,389,950	13,607,750
Cost of goods sold	1,764,834	10,504,109
Gross margin	625,116	3,103,641

Selling, general and administrative expenses	3,368,213	9,905,762
Total operating expenses	3,368,213	9,905,762

Operating loss	(2,743,097)	(6,802,121)

Other (income) expense:
Gain on sale is discontinued operations	(7,201,196)	-
Interest expense, net	10,820	64,920
Total other (income) expense	(7,190,376)	64,920

Income (loss) from discontinued operations, net of tax	$4,447,279	$(6,867,041)

The following information presents the major classes of line items constituting significant operating and investing cash flow activities in the unaudited consolidated statements of cash flows relating to discontinued operations:

	Nine Months Ended
	September 30,	September 30,
	2016	2015
Cash Flow: Major line items

Depreciation and Amortization	107,009	652,038
Non-cash compensation	1,028,908	1,777,944
Purchase of equipment	(6,296)	(142,162)
Cash from revolving credit facilities	685,959	2,267,700
Payments made on revolving credit facilities	(641,831)	(2,614,404)
Principal payments made on notes payable	(7,074)	(75,756)
Principal payments made on capital leases	(8,094)	(157,374)

The components of the gain on sale and income from discontinued operations are as follows:

February 22, 2016

Receivable due from buyer, net of reserve of $8,700,000	$-
Net proceeds from sale of assets and liabilities	-

Assets sold	(6,225,073)
Liabilities sold	13,426,269
Net liabilities sold	7,201,196

Gain on sale	7,201,196

Loss from discontinued operations before income tax	(2,753,917)
Income tax expense	-

Income from discontinued operations	$4,447,279

4. ACCOUNTS RECEIVABLE

At September 30, 2016 and December 31, 2015, accounts receivable consists of:

	September 30, 2016	December 31, 2015
Accounts receivable from customers	$1,932,257	$1,706,948
Allowance for doubtful accounts	(56,371)	(56,364)
Accounts receivable, net	$1,875,886	$1,650,584

5. INVENTORY

Inventory consists primarily of specialty food products.    At September 30, 2016 and December 31, 2015, inventory consisted of the following:

	September 30, 2016	December 31, 2015
Finished Goods Inventory	$925,150	$920,885

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

A summary of property and equipment at September 30, 2016 and December 31, 2015, was as follows:

	September 30, 2016	December 31, 2015
Land	$385,523	$385,523
Building	1,326,165	1,326,165
Computer and Office Equipment	466,177	466,177
Warehouse Equipment	207,596	197,561
Furniture, Fixtures	454,743	451,346
Vehicles	40,064	40,064
Total before accumulated depreciation	2,880,268	2,866,836
Less: accumulated depreciation	(793,390)	(673,373)
Total	$2,086,878	$2,193,463

Depreciation and amortization expense for property and equipment amounted to $37,807 and $106,083 for the three months ended  September 30, 2016 and 2015, respectively.  Depreciation and amortization expense for property and equipment amounted to $120,017 and $293,348 for the nine months ended September 30, 2016 and 2015, respectively.

7. INVESTMENTS

The Company has made investments in certain early stage food related companies which it expects can benefit from synergies with the Company’s various operating businesses. As of September 30, 2016 and December 31, 2015, the Company had made investments in two such companies in the aggregate amount of $150,000.  The Company does not have significant influence over the operations of the companies it invests in.

8.   INTANGIBLE ASSETS

The Company acquired certain intangible assets pursuant to the acquisition of Artisan and OFB, and the acquisition of certain assets of The Haley Group, LLC. The following is the net book value of these assets:

	September 30, 2016
		Accumulated
	Gross	Amortization	Net
Trade Name	$217,000	$-	$217,000
Non-Compete Agreement	244,000	(244,000)	-
Customer Relationships	1,130,994	(740,743)	390,251
Goodwill	151,000	-	151,000
Total	$1,742,994	$(984,743)	$758,251

	December 31, 2015
		Accumulated
	Gross	Amortization	Net
Trade Name	$217,000	$-	$217,000
Non-Compete Agreement	244,000	(213,500)	30,500
Customer Relationships	1,130,994	(589,042)	541,952
Goodwill	151,000	-	151,000
Total	$1,742,994	$(802,542)	$940,452

Amortization expense charged to continuing operations for the three months ended September 30, 2016 and 2015 was $50,567 and  $210,788, respectively.  Amortization expense charged to continuing operations for the nine months ended September 30, 2016 and 2015 was $182,201 and $632,364, respectively.

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

9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Trade payables	$1,273,435	$1,623,856
Accrued costs of discontinued operations	202,964	-
Accrued payroll and commissions	89,803	78,670
Total	$1,566,202	$1,702,526

At September 30, 2016 and December 31, 2015, accrued liabilities to related parties of consisted of accrued payroll, accrued bonus, and payroll related benefits.

10. ACCRUED INTEREST

At September 30 2016 accrued interest was $623,771, which is convertible at the option of the note holders into the Company’s common stock a price of $0.25 per share, or a total of 2,495,084 shares. During the nine months ended September 30, 2016, the Company paid cash for interest in the aggregate amount of $92,965.  The due date of the accrued interest in the amount is July 1, 2017.

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

11. REVOLVING CREDIT FACILITIES

	September 30, 2016	December 31, 2015

Line of credit facility with Fifth Third Bank in the original amount of $1,000,000 with an interest rate of LIBOR plus 3.25%. In August 2015, the amount of the credit facility was increased to $1,500,000 and the due date was extended to August 1, 2016. In August 2016, this credit facility was extended to August 1, 2017. During the three and nine months ended September 30, 2016, the Company made net borrowings in the amount of $0 and $120,000 from this facility. During the three months and nine months ended September 30, 2016, the Company made principal payments in the net amount of $0 and $200,000, respectively.  During the three months ended September 30,2016, the Company transferred principal in the amount of $1,200,000 from this credit facility to a new term loan established with Fifth Third Bank. During the three and nine months ended September 30, 2016, the Company  recorded interest in the amount of $6,151 and $23,203, respectively.
	$100,000	$1,380,000

Total	$100,000	$1,380,000

12.  NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

	September 30, 2016	December 31, 2015

Term loan dated as of August 5, 2016 in the original amount of $1,200,000 payable to Fifth Third Bank. This loan is secured by the Company’s tangible and intangible personal property and bears interest at the rate of LIBOR plus 4.5%.  Principal payments in the amount of $66,667 are due monthly along with accrued interest beginning September 5, 2016. The entire principal balance and all accrued interest is due on the maturity date of February 5, 2018. During the three months ended September 30, 2016, the Company transferred principal in the amount of $1,200,000 from the line of credit facility with Fifth Third Bank into this term loan.  During the three months ended September 30, 2016, the Company made principal and interest payments in the amount of $152,634 and $10,039, respectively, on this loan.
	$1,047,366	$-

Secured mortgage note payable for the acquisition of land and building in Bonita Springs, Florida in the amount of $546,000. Principal payments of $4,550 and interest at the rate of Libor plus 3% are due monthly. The balance of the principal amount will be due February 28, 2018. During the three months ended September 30, 2016, the Company made payments of principal and interest in the amounts of $13,650 and $3,205, respectively. During the nine months ended September 30, 2016, the Company made payments of principal and interest in the amounts of $40,950 and $9,987, respectively.	350,350	391,300

Secured mortgage note payable for the acquisition of land and building in Broadview, Illinois in the amount of $980,000. Payments of $8,167 including principal and interest at the rate of LIBOR plus 2.75% are due monthly through April 2020, the remaining principal balance in the amount of $490,000 will be due May 29, 2020. During the three months ended September 30, 2016, the Company made payments of principal and interest in the amounts of $24,500 and $7,282, respectively. During the nine months ended September 30, 2016, the Company made payments of principal and interest in the amounts of $73,500  and $22,189, respectively.
	849,333	922,833

	September 30, 2016	December 31, 2015
A total of 17 convertible notes payable in the aggregate amount of $647,565 (the “Convertible Notes Payable”). Certain of the Convertible Notes Payable contain cross default provisions, and are secured by subordinated interest in a majority of the Company’s assets. The Convertible Notes Payable bear interest at the rate of 1.9% per annum; principal and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share; however, the interest may be paid in cash by the Company and certain limited amounts of principle may also be prepaid in cash. Effective May 13, 2014, the due date of these notes was extended from May 15, 2014 to December 31, 2015, and a discount to the notes in the aggregate amount of $732,565 was recorded to recognize the value of the beneficial conversion feature embedded in the extension of the term of the notes. In March 2015 the notes were further extended to January 1, 2016.  On September 30, 2015, the notes in the amount of $647,565 were further extended to July 1, 2017, and a discount in the amount of $647,565 was recorded to recognize the value of the beneficial conversion featured embedded in the extension of the term of the notes.  During the three and nine months ended September 30, 2016, $92,509 and $277,528, respectively, of this discount was charged to operations. During the three and nine months ended September 30, 2016, the Company accrued interest in the amount of $3,102 and $9,306, respectively, on these notes.
	$647,565	$647,565

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

Promissory note in the amount of $200,000 bearing interest at the rate of 1% per annum issued in connection with the OFB acquisition. Principal in the amount of $100,000 was due June 30, 2015; this payment was made in July 2015 within the 5 day grace period stipulated in the note agreement. During the three and nine months ended September 30, 2016, the Company paid accrued interest in the amount of $2,010 on this note. The note is convertible into shares of the Company’s common stock at the conversion price of $1.54 per share. During the three and nine months ended September 30, 2016, the Company accrued interest in the amount of $510 and $1,010, respectively, on this note.  In July 2016, the Company made a principal payment in the amount of $100,000 which satisfied this note in full.
	-	100,000

Promissory note payable to Alpha Capital in the amount of $469,010 dated November 6, 2015 bearing interest at the rate of 9.9% per annum. This note is unsecured, and became due December 6, 2015. During the nine months ended September 30, 2016 the Company accrued interest expense in the amount of $9,525, on this note. During the nine months ended September 30, 2016, the Company paid principal and accrued interest in the amounts of $469,010 and $15,798, respectively, which satisfied this note in full.	-	469,010

Promissory note payable to Alpha Capital in the amount of $176,005 dated November 20, 2015 bearing interest at the rate of 9.9% per annum. This note is unsecured, and became due December 20, 2015. During the nine months ended September 30, 2016, the Company accrued interest expense in the amount of $3,533 on this note. During the nine months ended September 30, 2016, the Company paid principal and accrued interest in the amounts of $176,005 and $5,490, respectively, which satisfied this note in full.	-	176,005

Capital lease obligations under a lease agreement for a forklift payable in thirty-six monthly installments of $274 including interest at the rate of 4.46%. During the three months ended September 30, 2016, the Company made principal and interest payments in the amount of $744 and $78, respectively. During the nine months ended September 30, 2016, the Company made principal and interest payments in the amount of $2,206 and $260, respectively.	6,527	-

	September 30, 2016	December 31, 2015
Total	$3,065,791	$2,871,363

Less: Discount	(277,529)	(555,056)

Net	$2,788,262	$2,316,307

Current maturities, net of discount	$1,423,678	$897,615
Long-term portion, net of discount	1,364,584	1,418,692
Total	$2,788,262	$2,316,307

	For the Three Months Ended September 30,
	2016	2015
Discount on Notes Payable amortized to interest expense:	$92,509	$198,364

	For the Nine Months Ended September 30,
	2016	2015
Discount on Notes Payable amortized to interest expense:	$277,527	$396,678

At September 30, 2016 and December 31, 2015, the Company had unamortized discounts to notes payable in the aggregate amount of $277,529 and $555,056, respectively.

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

13.  RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2016:

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

During the three months ended September 30, 2016, the Company issued 95,000 shares of its common stock to an ex-Director of the Company pursuant to the exercise of RSUs.

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

At September 30, 2015, the Company’s subsidiary, FD had  loans receivable outstanding in the aggregate amount of $426,342 from four individuals who were previously owners of The Fresh Diet. The Company also has a loan receivable in the amount of $34,899 from a previously related entity.

During the three months ended September 30, 2015, the Company issued 25,000 shares of common stock with a value of $42,500 to the President of The Fresh Diet pursuant to his employment agreement.

14.  COMMITMENTS AND CONTINGENT LIABILITIES

Contingent Liability

Pursuant to the OFB acquisition, the Company was contingently liable for certain performance-based payments over the twenty-four months following the acquisition date. The Company believed it was likely that these payments would be made, and accordingly recorded the entire amount of $225,000 as a contingent liability on its balance sheet at acquisition with $91,000 outstanding at December 31, 2015. During the three months ended September 30, 2016 and 2015, payments were made in the aggregate amount of $60,000 and $26,250, respectively. During the nine months ended September 30, 2016 and 2015, payments in the aggregate amount of $91,000 and $52,500, respectively, have been made under this contingent liability; at September 30, 2016, the balance of the contingent liability is $0.

Litigation

From time to time, the Company may be involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

15. EQUITY

Common Stock

At September 30, 2016 and December 31, 2015, a total of 733,662  shares are deemed issued but not outstanding by the Company.

Nine months ended September 30, 2016:

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

The Company issued 95,000 shares of common stock pursuant to the exercises of RSUs by an ex-director.

Nine months ended September 30, 2015:

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

The Company issued 150,000 shares of common stock Michael Ferrone  pursuant to the exercise of 150,000 stock options with a weighted average exercise price of $0.444 per share, for cash proceeds of $66,600.

On September 25, 2015, the Company issued 533,913 shares of common stock pursuant to the exercise of warrants with a purchase price of $0.575 per share, for cash proceeds of $307,000.

On September 30, 2015, the Company recorded the issuance of 25,000 shares of common stock with a fair value of $42,500 to an employee pursuant to an employment agreement.

Warrants

The following table summarizes the significant terms of warrants outstanding at September 30, 2016. These warrants may be settled in cash and, unless the underlying shares are registered, via cashless conversion, into shares of the Company’s common stock at the request of the warrant holder. These warrants were granted as part of a financing agreement:

Range of exercise Prices	Number of warrants Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding Warrants	Number of warrants Exercisable	Weighted average exercise price of exercisable Warrants

$0.010	700,000	3.63	$0.010	700,000	$0.010

$0.250	94,783	0.75	$0.250	94,783	$0.250

$0.550	448,010	0.75	$0.550	448,011	$0.550

$0.575	2,294,491	0.75	$0.575	2,294,491	$0.575
	3,537,284	1.32	$0.451	3,537,284	$0.451

Transactions involving warrants are summarized as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Warrants outstanding at December 31, 2015	3,537,284	$0.451

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Warrants outstanding at September 30, 2016	3,537,284	$0.451

Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.350	1,170,000	0.91	$0.350	1,170,000	$0.350

$0.380	92,500	0.25	$0.380	92,500	$0.380

$0.400	275,000	0.25	$0.400	275,000	$0.400

$0.450	92,500	0.25	$0.450	92,500	$0.450

$0.474	92,500	0.25	$0.474	92,500	$0.474

$0.480	92,500	0.25	$0.480	92,500	$0.480

$0.570	225,000	1.25	$0.570	225,000	$0.570

$1.310	75,000	1.92	$1.310	25,000	$1.310

$1.440	15,000	0.09	$1.440	15,000	$1.440

$1.460	100,000	1.75	$1.460	100,000	$1.460

$1.600	310,000	1.25	$1.600	310,000	$1.600

$1.900	15,000	1.09	$1.900	15,000	$1.900

$2.000	500,000	0.41	$2.000	500,000	$2.000

$2.400	20,000	1.67	$2.400	20,000	$2.400

$3.400	30,000	1.67	$3.400	30,000	$3.400
	3,105,000	0.81	$0.887	3,055,000	$0.880

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2015	3,105,000	$0.887

Granted	-	$-
Exercised	-	$-
Cancelled / Expired	-	$-

Options outstanding at September 30, 2016	3,105,000	$0.887

Aggregate intrinsic value of options outstanding and exercisable at September 30, 2016 and 2015 was $737,905 and $1,268,030, respectively.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.48 and $1.02 as of September 30, 2016 and 2015, respectively, and the exercise price multiplied by the number of options outstanding.

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

During the three months ended September 30, 2016, and 2015 the Company charged a total of $4,983 and $9,959, respectively, to operations related to recognized stock-based compensation expense for employee stock options. During the nine months ended September 30, 2016, and 2015 the Company charged a total of $14,814 and $95,873, respectively, to operations related to recognized stock-based compensation expense for employee stock options.

Accounting for warrants and stock options

The Company valued warrants and options using the Black-Scholes valuation model utilizing the following variables:

September 30,
2015
Volatility	47.35%
Dividends	$-
Risk-free interest rates	0.99%
Term (years)	3.00

Restricted Stock Units (“RSUs”)

At September 30, 2016, the Company has issued restricted stock units (“RSUs”) for the potential issuance of shares of the Company’s common stock for the purpose of aligning executives and employees of the Company and  for the purpose of compensation for serving as members of the Board of Directors of the Company and for the purposes of retaining qualified personnel at compensation levels that otherwise would not be available should the company have been required to pay certain salaries in cash only. Certain of the RSUs were issued to members of the board of directors of the Company (“Board RSUs”); certain RSUs were issued to the executive officers of the Company (“Executive RSUs”); certain RSUs were issued to employees of the Company (“Employee RSUs”); and certain RSUs were issued to employees of The Fresh Diet (“FD RSUs”).

In August 2016, 95,000 Board RSUs were exercised.  At September 30, 2016, the following Board RSUs were outstanding: a total of 545,000 RSUs were vested, and 270,000 RSUs will vest on July 1, 2017.

At September 30, 2016, the following Executive RSUs were outstanding: a total of 1,137,072 RSUs were vested; 600,000 RSUs will vest on December 31, 2016; and 800,000 RSUs will vest on July 1, 2017. An additional 125,000 RSUs will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 RSUs will vest contingent  upon the attainment of a stock price of $3.00  per share for 20 straight trading days. The Company estimated that the stock-price goals of the Company’s stock price closing above $2.00 per share for 20 straight days have a 90% likelihood of achievement, and these RSUs were valued at 90% of their face value; the Company also estimated that the likelihood of the Company’s stock closing above $3.00 per share for 20 straight days is 70%, and these RSUs were valued at 70% of their face value

At September 30, 2016, the following FD RSUs were outstanding: A total of 300,000 RSUs were vested; 300,000 RSUs will vest on December 31, 2016; and 400,000 RSUs will vest on July 1, 2017.

At September 30, 2016, a total of 251,174 Employee RSUs were outstanding, all of which were vested

RSUs expense during the three and nine months ended September 30, 2016 and 2015 are summarized in the table below:

	Three Months Ended September 30,
	2016	2015

RSUs expense – Continuing operations	$190,692	$753,633
RSUs expense – Discontinued operations	-	374,536
Total	$190,692	$1,128,169

	Nine Months Ended September 30,
	2016	2015

RSUs expense – Continuing operations	$658,709	$1,551,775
RSUs expense – Discontinued operations	813,908	1,735,444
Total	$1,472,617	$3,287,219

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto, as well as all other related notes, and financial and operational references, appearing elsewhere in this document.

Certain information contained in this discussion and elsewhere in this report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Private Securities Litigation Reform Act will not apply to certain  “forward looking statements” because we issued “penny stock” (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3(a)(51-1) under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on our behalf.  For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”,  “will”, “expect”, “believe”,  “explore”,  “consider”,  “anticipate”,  “intend”, “could”, “estimate”,  “plan”, “propose” or “continue” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

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

Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $56,371  for doubtful accounts receivable at September 30, 2016, and $29,429 at September 30, 2015. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

On August 15, 2014, pursuant to a merger agreement (the “Fresh Diet Merger Agreement”), the Company acquired The Fresh Diet, Inc. (“The Fresh Diet” or “FD”) through a reverse triangular merger as the registrant created a subsidiary corporation (FD Acquisition Corp) that merged with and into FD with FD being the surviving corporation and becoming a wholly-owned subsidiary of the Company. The purchase price consisted of 10,000,000 shares of the Company’s common stock valued at $14,000,000. The majority of FD’s current liabilities consisted of approximately $3.8 million of deferred revenues and approximately $2.1 million in short term commercial loans and there were additional ordinary course of business expenses such as trade payables, payroll and sales taxes which varied  from month to month. In addition, it had  some long term obligations the bulk of which consisted of interest free loans from FD’s former shareholders in the amount of approximately $2.2 million which were  not due for three years.  Prior to the merger FD had purchased an immaterial amount of product from the Company.  FD operated as an independent subsidiary subject to oversight of its board of directors and the Company’s President and CEO.  Effective February 23, 2016,  the Company closed a transaction to sell 90% of our ownership in FD to New Fresh Co., LLC, a Florida limited liability company controlled by the former founder of FD who was appointed Interim CEO of FD on February 9, 2016.  The consideration to Innovative Food Holdings consisted primarily of a restructuring of our loans, which includes the ability to convert to additional amounts of FD under certain circumstances.  The Company considers the ultimate collection of these notes to be doubtful, and they have been fully reserved on the Company’s balance sheet at September 30, 2016.  There is no continuing cash inflows or outflows from or to the discontinued operations.

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

Relationship with U.S. Foods

We have historically sold the majority of our products through a distributor relationship between FII and U.S. Foods, a leading broadline distributor.  These sales amounted to $6,546,697 (72% of total sales) and $5,761,640 (72% of total sales) for the three months ended September 30, 2016 and 2015, respectively; and $18,352,407 (72% of total sales) and $15,927,510 (72% of total sales) for the nine months ended September 30, 2016 and 2015, respectively. On January 26, 2015 we executed a contract between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods.  The term of the Agreement is from January 1, 2015 through December 31, 2016 and provides for up to three (3) automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew.

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

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenue
Revenue increased by $1,068,671 or approximately 13% to $9,094,443 for the three months ended September 30, 2016 from $8,025,772 in the prior year.

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

See “Transactions with Major Customers” and the Securities and Exchange Commission’s (“SEC”) mandated FR-60 disclosures following the “Liquidity and Capital Resources” section for a further discussion of the significant customer concentrations, loss of significant customer, critical accounting policies and estimates, and other factors that could affect future results.

Cost of goods sold
Our cost of goods sold for the three months ended September 30, 2016 was $6,404,185, an increase of $732,471 or approximately 13% compared to cost of goods sold of $5,671,714 for the three months ended September 30, 2015. The increase was due primarily to an increase in sales during the period.  Cost of goods sold is made up of the following expenses for the three months ended September 30, 2016: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $4,648,891; and shipping, delivery, handling, and purchase allowance expenses in the amount of $1,755,294.  Total gross margin was approximately 29.6% of sales in 2016, compared to approximately 29.3% of sales in 2015. The increase  in gross margins from 2015 are primarily attributable to variation in product and revenue mix across our various selling channels.

In 2016, we continued to price our products in order to gain market share, optimize gross profit dollars and increase the number of our end users. We were successful in both increasing sales and increasing market share.  We currently expect, if market conditions and our product revenue mix remain constant, that our cost of goods sold will either remain stable or possibly improve slightly.

Selling, general, and administrative expenses
Selling, general, and administrative expenses decreased by $697,876 or approximately 29% to $1,702,425 during the three months ended September 30, 2016 compared to $2,400,301 for the three months ended September 30, 2015. During the three months ended September 30, 2016 the decrease in selling, general, and administrative expenses was mainly associated with a decrease in share based compensation  of $567,962.

Interest expense, net
Interest expense, net of interest income, decreased by $102,030 or approximately 46%  to $121,226 during the three months ended September 30, 2016, compared to $223,256 during the three months ended September 30, 2015.  The decrease was due to a decrease of $105,855 in amortization of the discount on notes payable during the period.  Approximately 25% or $30,367 of the interest expense was accrued or paid interest on the company’s notes payable; approximately 75% or $92,509 of the interest was a non-cash GAAP accounting charge associated with the amortization of the discounts on the Company’s notes payable.  The Company also had $1,650 of interest income during the period.

Net income from continuing operations
For the reasons above, the Company had net income from continuing operations for the three months ended September 30, 2016 of $866,607, which is an increase of $1,130,706 compared to a net loss of ($264,099) during the three months ended September 30, 2015.  The income  for the three months ended September 30, 2016 includes a total of $375,513 in non-cash charges, including amortization of intangible assets in the amount of $50,567, depreciation expense of $37,807, charges for non-cash compensation in the amount of $195,630, and amortization of the discount on notes payable in the amount of $92,509. The income for the three months ended September 30, 2015 included a total of $1,055,483 in non-cash charges, including amortization of intangible assets in the amount of $75,788, depreciation expense of $17,739, charges for non-cash compensation in the amount of $763,592, and amortization of the discount on notes payable in the amount of $198,364.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenue
Revenue increased by $3,176,741 or approximately 14% to $25,413,011  for the nine months ended September 30, 2016 from $22,236,270  in the prior year.

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

See “Transactions with Major Customers” and the Securities and Exchange Commission’s (“SEC”) mandated FR-60 disclosures following the “Liquidity and Capital Resources” section for a further discussion of the significant customer concentrations, loss of significant customer, critical accounting policies and estimates, and other factors that could affect future results.

Cost of goods sold
Our cost of goods sold for the nine months ended September 30, 2016 was $17,979,553,  an increase of $2,313,412  or approximately  15% compared to cost of goods sold of $15,666,141 for the nine months ended September 30, 2015. Cost of goods sold is made up of the following expenses for the nine months ended September 30 2016: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $12,866,371;  and shipping, delivery, handling, and purchase allowance expenses in the amount of $5,113,182.    Total gross margin was approximately 29.3% of sales in 2016, compared to approximately  29.5%  of sales in 2015. The slight decrease  in gross margins from 2015 are primarily attributable to variation in product and revenue mix across our various selling channels.

In 2016, we continued to price our products in order to gain market share, optimize gross profit dollars and increase the number of our end users. We were successful in both increasing sales and increasing market share.  We currently expect, if market conditions and our product revenue mix remain constant, that our cost of goods sold will either remain stable or possibly improve slightly.

Selling, general, and administrative expenses
Selling, general, and administrative expenses decreased by $1,157,870 or approximately 18% to $5,245,178 during the nine months ended September 30, 2016 compared to $6,403,048 for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, the decrease in selling, general, and administrative expenses was mainly associated with a decrease in share based compensation of  $967,377.

Interest expense, net
Interest expense, net of interest income, decreased by $78,060  or approximately 18%  to $365,764 during the nine months ended September 30, 2016, compared to $443,824  during the nine months ended September 30, 2015.  The decrease  was due primarily to a decrease of $119,151  in the amortization of the discount on notes payable during the period. Approximately 25%  or $93,041 of the interest expense was accrued or paid interest on the company’s notes payable; approximately 75%  or $277,527 of the interest was a non-cash GAAP accounting charge associated with the amortization of the discounts on the Company’s notes payable.  The Company also had $4,804 of interest income during the period.

Net income from continuing operations
For the reasons above, the Company had net income from continuing operations for the nine months ended September 30, 2016 of $1,822,516, which is an increase of $2,093,859 compared to a net loss of ($271,343) during the nine months ended September 30, 2015. The income  for the nine months ended September 30, 2016 includes a total of $1,253,239  in non-cash charges, including amortization of intangible assets in the amount of $182,201, depreciation expense of $120,018, charges for non-cash compensation in the amount of $673,523, and amortization of the discount on notes payable in the amount of $277,527. The loss for the nine months ended September 30, 2015 included a total of $2,357,146 in non-cash charges, including amortization of intangible assets in the amount of $227,364, depreciation expense of $46,310, charges for non-cash compensation in the amount of $1,686,794, and amortization of the discount on notes payable in the amount of $396,678.

Liquidity and Capital Resources at September 30, 2016

As of September 30, 2016, the Company had current assets of $5,008,918, consisting of cash and cash equivalents of $2,139,096; trade accounts receivable, net, of $1,875,886; inventory of $925,150; and other current assets of $68,786. Also at September 30, 2016, the Company had current liabilities of $3,713,651,  consisting of accounts payable and accrued liabilities of $1,566,202  (of which $0 was payable to related parties); accrued interest of $623,771;  current portion of notes payable of $1,259,028; note payable to a related party of $164,650; and amount due under revolving credit facilities of $100,000.

During the nine months ended September 30, 2016, the Company had cash provided by operating activities of $1,563,446.  This consisted of the Company’s consolidated net income of $6,269,795, reduced by gain on sale of discontinued operations of $7,201,196, and increased by stock based compensation in the amount of $1,702,431  (including $1,028,908 charged to discontinued operations); amortization of discount on notes payable of $277,527; depreciation and amortization of $409,228; and increase in allowance for bad debt of $11,963.  The Company’s cash position also increased by $93,698 as a result of changes in the components of current assets and current liabilities.

The Company had cash used in investing activities of $480,994 for the nine months ended September 30, 2016, which consisted of $470,482 cash disposed in the sale of discontinued operations, and $10,512 for the acquisition of property and equipment.   The Company had cash used in financing activities of $1,080,645 for the nine months ended September 30, 2016,  consisting of borrowings on revolving credit facilities of $805,959, offset by payments made on revolving credit facilities of $841,831; principal payments on notes payable of $1,021,829,  principal payments on capital leases of $8,094, and payments for the repurchase of common stock in the amount of $14,850.

The Company had a net working capital of $1,295,267  as of September 30, 2016. We generated positive cash flow from operating activities of $1,563,446  for the nine months ended September 30, 2016. We generated negative  cash flow from operations during the year ended December 31, 2015, which includes the results of The Fresh Diet.   The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines.  Currently, we do not have any material long-term obligations other than those described in Note 12 to the financial statements included in this report. As we seek to increase our sales of new items and enter new markets, acquire new businesses as well as identify new and other consumer and food service oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

In February 2016, we completed the sale of The Fresh Diet to New Fresh Co., LLC, a Florida limited liability company controlled by the former founder of FD.  See Note 3.

In August 2016, we entered into a term loan agreement with Fifth Third Bank, and transferred the amount of $1,200,000 from our line of credit with Fifth Third Bank into this Term Loan Agreement.  The line of credit with Fifth Third Bank was then renewed for an additional year. See Note 12.

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

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit pursuant to the requirements of the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 95,000 shares of common stock to an ex-director of the Company pursuant to the exercise of RSUs.

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

SIGNATURE	TITLE	DATE

/s/ Sam Klepfish	Chief Executive Officer	November 14, 2016
Sam Klepfish

/s/ John McDonald	Principal Financial Officer	November 14, 2016
John McDonald