Form 10-K
period 2016-12-31
INNOVATIVE FOOD HOLDINGS INC
filed 2017-03-30
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,”  “accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $9,625,641 as of June 30, 2016, based upon a closing price of $0.40 per share for the registrant’s common stock on such date.

On March 23, 2017, a total of 24,200,252 shares of our common stock were outstanding.

INNOVATIVE FOOD HOLDINGS, INC.

Index

FORWARD LOOKING INFORMATION
MAY PROVE INACCURATE

THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO US THAT ARE BASED ON THE BELIEFS OF MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO US. WHEN USED IN THIS DOCUMENT, THE WORDS “ANTICIPATE,” “BELIEVE,” “ESTIMATE,” “SHOULD,” “PLAN,” AND “EXPECT” AND SIMILAR EXPRESSIONS, AS THEY RELATE TO US, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING THOSE DESCRIBED IN THIS ANNUAL REPORT ON FORM 10-K. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, PLANNED OR EXPECTED. WE DO NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

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

On November 2, 2012, the Company entered into an asset purchase agreement (the “Haley Acquisition”) with The Haley Group, LLC whereby we acquired all existing assets of The Haley Group, LLC and its customers. The Haley Acquisition was valued at a total cost of $119,645.  On June 30, 2014, pursuant to a purchase agreement, the Company purchased 100% of the membership interest of Organic Food Brokers, LLC, a Colorado limited liability company (“OFB”), for $300,000, 100,000 options and up to an additional $225,000 in earn-outs if certain milestones are met. Pursuant to an Asset Purchase Agreement dated as of January 1, 2017 the Company’s wholly-owned subsidiary, Oasis Sales Corp. (“Oasis”), purchased substantially all of the assets of Oasis Sales and Marketing, L.L.C. for $300,000 cash;  a $200,000 structured equity instrument   which can be paid in cash or shares of the Company stock at the Company’s option, anytime under certain conditions, or is automatically payable via the issuance of 200,000 shares if the Company’s shares close above $1.00 for ten consecutive days; a $100,000 note;  and up to an additional $400,000 in earn-outs over two years if certain milestones are met.  The Agreement also contains claw-back provisions if certain revenue conditions are not met.

On August 15, 2014, pursuant to a merger agreement (the “Fresh Diet Merger Agreement”), the Company acquired The Fresh Diet, Inc. (“The Fresh Diet” or “FD”) through a reverse triangular merger as the registrant created a subsidiary corporation (FD Acquisition Corp) that merged with and into FD with FD being the surviving corporation and becoming a wholly-owned subsidiary of the Company. The purchase price consisted of 10,000,000 shares of the Company’s common stock valued at $14,000,000. The majority of FD’s current liabilities consisted of approximately $3.8 million of deferred revenues and approximately $2.1 million in short term commercial loans and there were additional ordinary course of business expenses such as trade payables, payroll and sales taxes which vary from month to month. In addition, it had  some long term obligations the bulk of which consist of interest free loans from FD’s former shareholders in the amount of approximately $2.2 million which were  not due for three years.   Effective February 23, 2016,  the Company closed a transaction to sell 90% of its  ownership in FD to New Fresh Co., LLC, a Florida limited liability company controlled by the former founder of FD who was appointed Interim CEO of FD on February 9, 2016.  The consideration to  the Company consisted primarily of a restructuring of our loans, which includes the ability to convert to additional amounts of FD under certain circumstances. There is no continuing cash inflows or outflows from or to the discontinued operations.

Our Operations

Our business is currently conducted by our wholly-owned subsidiaries, Artisan, Food Innovations, Food New Media Group, Inc. (“FNM”), Organic Food Brokers (“OFB”), Gourmet Food Service Group, Inc. (“GFG”), Gourmet Foodservice Warehouse, Inc., Gourmeting, Inc., The Haley Group, Inc. (“Haley”), Oasis Sales Corp. (“Oasis”),  4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.), (“Gourmet” and collectively with IVFH and its other subsidiaries, the “Company” or “IVFH”).  Overall, our business activities are focused around the distribution or the enabling of distribution of high quality, unique  specialty food and food related products ranging from specialty foodservice products to Consumer Packaged Goods (“CPG”) products through a variety of sales channels.   Since its incorporation, the Company primarily through FII’s relationship with thousands of specialty foodservice products including US Foods, Inc.  (“U.S. Foods” or “USF”), has been in the business of providing premium restaurants, within 24 – 72 hours, with the freshest origin-specific perishable, and healthcare products shipped directly from our network of vendors and from our warehouses. Our customers include restaurants, hotels, country clubs, national chain accounts, casinos, hospitals and catering houses.  Gourmet has been in the business of providing specialty food e-commerce consumers, through its own website at www.forethegourmet.com and through www.amazon.com,  with unique specialty gourmet food products shipped directly from our network of vendors and from our warehouses within 24 – 72 hours. GFG is focused on expanding the Company’s program offerings to additional customers.  In our business model, we receive orders from our customers and then work closely with our suppliers and our warehouse facilities to have the orders fulfilled.  In order to maintain freshness and quality, we carefully select our suppliers based upon, among other factors, their quality, uniqueness, reliability and access to overnight courier services.

Index
Artisan is a supplier of over 1,500 niche gourmet products to over 500 customers such as chefs, restaurants, etc. in the Greater Chicago area and also serves as a national fulfillment center for the Company’s other subsidiaries. Haley is a dedicated foodservice consulting and advisory firm that works closely with companies to access private label and manufacturers’ label food service opportunities with the intent of helping them launch and commercialize new products in the broadline foodservice industry and get products distributed via national broadline food distributors. OFB and Oasis are  outsourced national sales and brand management teams for emerging organic and specialty food CPG companies of a variety of sizes and business stages, and provides  emerging and unique CPG specialty food brands distribution and shelf placement access in all of the  major metro markets in the food retail industry.

Our Products

We distribute over 7,000  perishable and specialty food and food related products, including origin-specific seafood, domestic and imported meats, exotic game and poultry, artisanal cheeses, freshly prepared meals, caviar, wild and cultivated mushrooms, micro-greens, organic farmed and manufactured food products, estate-bottled olive oils and aged vinegars. We are constantly adding other products that many food distributors cannot effectively warehouse, including organic products and specialty grocery items. We offer our nationwide customers access to the best food products available from around the world, quickly, most direct, and cost-effectively.

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

Index
Relationship with U.S. Foods

We have historically sold the majority of our products, $25,434,695  and $22,218,034  for the years ended December 31, 2016 and 2015, respectively (72% of total sales in the years ended December 31, 2016 and 2015) through a distributor relationship between FII and Next Day Gourmet, L.P., a subsidiary of U.S. Foods, a leading broadline distributor. On January 26, 2015 we executed a contract between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods.  The term of the Agreement is from January 1, 2015 through December 31, 2016 and provides for up to three (3) automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew. Based on the terms, the Agreement was extended through 2017.

Growth Strategy

While the U.S. economic recovery remains fragile, there appears to be much for the specialty food industry to celebrate. Amidst efforts to increase overall efficiency and success, the specialty food industry has experienced general growth in sales through manufacture, retail, and distribution.  According to the State of the Specialty Food Industry report completed by the Specialty Food Association and Mintel in 2016, specialty food sales hit $120.5 billion in the U.S. in 2015 with a 21.2 percent growth in dollar sales and a 13.7 percent increase in unit sales since 2013. Due to product innovation and wider availability through mass-market outlets, retail sales of specialty food experienced an increase of 19.7 percent since 2013 to $94 billion in 2015.   For our continued growth within the specialty foodservice industry and the consumer and chef specialty food industry, we value and strive for a high level of personal customer service, premium quality products, new product introduction and innovation, and continued expansion of our marketing activities with new and existing customers in both the specialty foodservice space and the consumer specialty food space.

We anticipate attempting to grow our current specialty foodservice business both through increased sales of existing products to our existing foodservice customers, the introduction of new products to our foodservice customers, increasing our foodservice customer base, and through further entry into markets such as the  consumer market and other markets through a variety of potential sales channels, and sales partnerships and directly via the web.

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

General economic conditions and consumer confidence can affect the frequency of purchases and amounts spent by consumers for food-prepared-away-from-home and, in turn, can impact our customers and our sales. We believe the current general economic conditions, including pressure on consumer disposable income, may contribute to a slow or declining growth in the overall broadline foodservice market but toward growth in the specialty foodservice and specialty CPG market.  We intend to continue our efforts to expand our market share and grow earnings by focusing on sales growth, margin management, productivity gains and supply chain management, and product and service differentiation.

Competition

While we face intense competition in the marketing of our products and services, it is our belief that there is no other single company in the United States that offers such a broad range of customer service oriented, quality, chef driven products and specialty gourmet products,  for delivery from same day to 72 hours..  Our primary competition in both areas is from local purveyors that supply a limited local market and have a limited range of products and from other specialty gourmet distributors. However, many purveyors are well established, have reputations for success in the development and marketing of these types of products and services and have significantly greater financial, marketing, distribution, personnel and other resources. These financial and other capabilities permit such companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors such as us, to enter into new markets and introduce new products and services.

Insurance

We maintain a general liability insurance policy with a per occurrence limit of $1,000,000 and aggregate policy covering $2,000,000 of liability and non-owned automobile personal injury coverage with a limit of $1,000,000. The Company also carried an Umbrella policy of up to $10,000,000. Such insurance may not be sufficient to cover all potential claims against us and additional insurance may not be available in the future at a reasonable price.

Index
Government Regulation

Various federal and state laws currently exist, and more are sure to be adopted, regulating the delivery of fresh food products. We require all third-party vendors to certify that they maintain at least $3,000,000  liability insurance coverage and compliance with Hazard Analysis and Critical Control Point (HACCP), an FDA- and USDA-mandated food safety program, or a similar standard. Any changes in the government regulation of delivering of fresh food products that hinders our current ability and/or cost to deliver fresh products, could adversely impact our net revenues and gross margins and, therefore, our profitability and cash flows could also be adversely affected.

Employees

We currently employ 54 full-time employees, including 6 chefs and 2 executive officers. We believe that our relations with our employees are satisfactory. None of our employees are represented by a union.

Transactions with Major Customers

Transactions with a major customer and related economic dependence information is set forth (1) following our discussion of Liquidity and Capital Resources, (2) Under the heading Major Customer in Note 16  to the  Consolidated Financial Statements, (3) in Business – Relationship with U.S. Foods, (4) as the second item under Risk Factors.

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

ITEM 1A. Risk Factors

Prior to 2013, We Have a History of Losses Requiring Us to Seek Additional Sources of Capital

As of December 31, 2016, we had an accumulated deficit of $31,182,697. We cannot assure you that we can achieve profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, or other extraordinary events occur, we will incur losses. Our possible success is dependent upon the successful development and marketing of our services and products, as well as continued expansion of our products and customers, as to which we can give no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel, marketing and promotions, reduced margins caused by competitive pressures and other economic and non-economic factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. In addition, we could require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. We can give no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Our inability to obtain sufficient funds from our operations or external sources could require us to curtail or cease operations.

We Have Historically Derived Substantially All of Our Revenue From One Client and if We Were to Lose Such Client and Be Unable to Generate New Sales to Offset Such Loss, We May Be Forced to Cease or Curtail Our Operations.

In 2003, Next Day Gourmet initially contracted with our subsidiary, Food Innovations to handle the distribution of over 3,000 perishable and specialty food products to customers of USF.  The term of our current agreement is from January 1, 2015 through December 31, 2016 and provides for up to three (3) automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew. Our sales through USF’s sales force generated gross revenues for us of $25,434,695  in the year ended December 31, 2016, and $22,218,034  in the year ended December 31, 2015.  Those amounts contributed 72%  of our total sales in each of those periods. Our sales efforts are for the most part substantially dependent upon the efforts of the USF sales force. Although we have generated revenues from additional customers other than USF, if our relationship with USF were to be materially changed and we are unable to generate substantial new sales to offset such loss, we may be forced to cease or curtail our operations.

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

If We Fail to Attract and Retain Key Personnel, Our Business and Operating Results May be Harmed.

Our future success depends to a significant degree on the skills, experience and efforts of key personnel in our senior management, whose vision for our company, knowledge of our business and expertise would be difficult to replace. If any one of our key employees leaves, is  unable to work, or fails to perform and we are unable to find a qualified replacement, we may be unable to execute our business strategy.

We May Be Unable to Manage Our Growth Which Could Result in Our Being Unable to Maintain Our Operations.

Our strategy for growth is focused on continued enhancements and expansion to our existing business model, offering a broader range of services and products, affiliating with additional vendors and through possible joint ventures. Pursuing this strategy presents a variety of challenges. We may not experience an increase in our services to our existing customers, and we may not be able to achieve the economies of scale, or provide the business, administrative and financial services, required to sustain profitability from servicing our existing and future customer base. Should we be successful in our expansion efforts, the expansion of our business would place further demands on our management, operational capacity and financial resources. To a significant extent, our future success will be dependent upon our ability to maintain adequate financial controls and reporting systems to manage a larger operation and to obtain additional capital upon favorable terms. We can give no assurance that we will be able to successfully implement our planned expansion, finance its growth, or manage the resulting larger operations, if any. In addition, we can give no assurance that our current systems, procedures or controls will be adequate to support any expansion of our operations. Our failure to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

Shortages in supplies of the food products we sell may impair our ability to provide our services. Our vendors are independent and we cannot guarantee their future ability to source the products that we sell. Many of our products are wild-caught, and we cannot guarantee their availability in the future. Unforeseen strikes and labor disputes as well as adverse weather conditions may result in our inability to deliver our products in a timely manner. Also, if our suppliers fail to supply quality product in a timely and effective manner it could lead to an increase in recalls and customer litigation against us which could harm our brands’ images and negatively affect our business and operating results.  The success of our business depends, in part, on our ability to timely and effectively deliver merchandise (e.g.  fresh products) to our customers. We cannot control all of the various factors that might affect our fulfillment rates in direct-to-customer sales.  We are heavily dependent upon one national carrier for the delivery of our fresh products to our customers. Accordingly, we are subject to risks, including labor disputes, union organizing activity, inclement weather, technology breakdowns, natural disasters, the closure of their offices or a reduction in operational hours due to an economic slowdown, possible acts of terrorism associated with their ability to provide delivery services to meet our shipping needs, disruptions or increased fuel costs, and costs associated with any regulations to address climate change. Since our customers rely on us to deliver their orders daily or within 24-72 hours, delivery delays could significantly harm our business.

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

Index
If We are Unable to Effectively Manage Our IT Dependent Business Our Reputation and Operating Results May be Harmed.

The success of our business depends, in part, on third parties and factors over which we have limited control. We are also vulnerable to certain additional risks and uncertainties associated with our e-commerce and product catalog websites, our internal IT systems and IT integration with our partners , including: changes in required technology interfaces; website downtime and other technical failures; internet connectivity issues; costs and technical issues as we upgrade our website software; computer viruses; changes in applicable federal and state regulations; security breaches; and consumer privacy concerns. In addition, we must keep up to date with competitive technology trends, including the use of new or improved technology, creative user interfaces and other e-commerce marketing tools such as paid search and mobile applications, among others, which may increase our costs and which may not succeed in increasing sales or attracting customers. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales in our e-commerce business, as well as damage our reputation and brands.

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

We have significant operations in  Florida, Illinois, and in other areas where weather or other events  such as an earthquake, tsunami, hurricane, flood, fire, or other natural or manmade events, could disrupt our operations and impair production or distribution of our products, damage inventory, interrupt critical functions, or otherwise affect our business negatively, adversely affecting our results of operations.

Declines in General Economic Conditions and the Resulting Impact on Consumer Confidence and Consumer Spending Could Adversely Impact Our Results of Operations.

Our financial performance is subject to declines in general economic conditions and the impact of such economic conditions on levels of consumer confidence and consumer spending. Consumer confidence and consumer spending may deteriorate significantly, and could remain depressed for an extended period of time. Consumer purchases of discretionary items, including specifically our merchandise, generally decline during periods when disposable income is limited, unemployment rates increase, consumer perceptions of personal well-being and security declines or there is economic uncertainty. An uncertain economic environment, could adversely impact our business and operating results.

We Are and May Be Subject to Regulatory Compliance and Legal Uncertainties.

Changes in government regulation and supervision or proposed Department of Agriculture or other regulatory agency reforms or rule changes could impair our sources of revenue and limit our ability to expand our business. In the event any future laws or regulations are enacted which apply to us, we may have to expend funds and/or alter our operations to insure compliance.  New Internet legislation or regulation, or the application of existing laws and regulations to the Internet and e-commerce could add additional costs and risks to doing business on the Internet. We are subject to regulations applicable to businesses generally and laws and  regulations directly applicable to communications over the Internet and access to e-commerce. Although there are currently few laws and regulations directly applicable to e-commerce, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust, taxation and characteristics and quality of products and services.

Index
The Issuance of Shares Upon Conversion of Convertible Notes and Exercise of Outstanding Warrants or Restricted Stock Units May Cause Immediate and Substantial Dilution to Our Existing Stockholders.

The issuance of shares upon conversion of convertible notes and exercise of warrants and restricted stock units may result in substantial dilution to the interests of other stockholders since the note/warrant/restricted stock unit holders may ultimately convert or exercise and sell the full amount of shares issuable on conversion/exercise/vesting. Although, for the most part, such note/warrant holders may not convert their convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 9.99% of our outstanding common stock unless certain events occurred including a management change or a change of control, or under certain circumstances,  61 days’ notice provided by the noteholders and warrant holders to  the Company.   This restriction does not prevent them from converting and/or exercising some of their holdings, selling off those shares, and then converting the rest of their holdings. In this way, they could sell more than this limit while never holding more than this limit; nor does that cap apply to any holder of restricted stock units. We anticipate that eventually, over time, the full amount of the convertible notes could be converted into shares of our common stock, in accordance with the terms of the secured convertible notes, as well as the exercise of the warrants and the issuance of shares underlying the restricted stock units which will cause significant dilution to our other shareholders.

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

We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business.  Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly arbitration or litigation, require significant amounts of management time and result in the diversion of significant operational resources. Even if we believe that we have meritorious defenses against these actions, and we resolve  to vigorously defend against them, the cost of defending against all these types of claims against us or the ultimate resolution of such claims, whether by settlement or adverse court decision, may harm our business and operating results and may be in excess of any amounts previously reserved for legal expenses. In addition, the increasingly regulated business environment and the nature of our products may result in a greater number of enforcement actions and private litigation. This could subject us to increased exposure to stockholder lawsuits. Also, we (and our affiliates) may be subject to attempts to bring legal claims by creditors and other third parties related to the liabilities or potential liabilities, of our former subsidiary, FD.

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

Our Common Stock is Subject to the “Penny Stock” Rules of the SEC and the Trading Market in our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price, for warrants or options or conversion price for convertible notes, of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

           ●           that a broker or dealer approve a person’s account for transactions in penny stocks; and
           ●           the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

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

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

ITEM 3. Legal Proceedings

From time to time, the Company has become and may become involved in certain lawsuits and legal proceedings which arise in the ordinary course of business, or as result of current or previous investments, or current or previous subsidiaries, or current or previous employees, or current or previous directors, or as a result of acquisitions and dispositions or other corporate activities.  The Company intends to vigorously defend its positions. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our financial position or our business and the outcome of these matters cannot be ultimately predicted.

ITEM 4. Mine Safety Disclosure

Not Applicable.

Index
PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prices for our common stock are quoted on the OTCQB. Since March 2004, our common stock has traded under the symbol “IVFH”.  Prior thereto, our common stock traded under the symbol “FBSN”.  24,200,252 shares of our common stock were outstanding as of March 23, 2017.  The following table sets forth the high and low closing sales prices of our common stock as reported in the OTCQB for each full quarterly period within the two most recent fiscal years.

Fiscal Year Ending December 31, 2016	HIGH	LOW
First Quarter	$0.65	$0.40
Second Quarter	0.56	0.38
Third Quarter	0.52	0.39
Fourth Quarter	0.54	0.40

Fiscal Year Ending December 31, 2015	HIGH	LOW
First Quarter	$1.90	$1.30
Second Quarter	1.39	1.13
Third Quarter	1.28	0.95
Fourth Quarter	0.94	0.51

The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On March 15,  2017, the closing price of our common stock as reported by the OTC Market was $0.50 .

Security Holders

On March 15, 2017, there were approximately 64 record holders of our common stock.  In addition, we believe there are at least several hundred additional beneficial owners of our common stock whose shares are held in “street name.”

Dividends

We have not paid dividends during the three most recently completed fiscal years, and have no current plans to pay dividends on our common stock. We currently intend to retain all earnings, if any, for use in our business.

Recent Sales and Other Issuances of Our Equity Securities

During the twelve months ended December 31, 2016, the Company had the following transactions:

The Company issued 25,000 shares of common stock with a fair value of $34,000 to a service provider.  The value of these shares was accrued during the twelve months ended December 31, 2015.

The Company issued an aggregate of 600,000 shares of common stock to an employee of FD  pursuant to a separation agreement. These shares were issued as follows: 300,000 of these shares were issued for the exercise of RSUs held by the employee, and an additional 300,000 shares were charged to discontinued operations at the fair value of $147,000.

The Company issued 133,333 shares of common stock to an employee of FD  pursuant to an employee agreement.  The fair value of these shares in the amount of $68,000 was charged to discontinued operations during the period.

The Company issued 200,000 shares of common stock to an employee of FD  pursuant to a separation agreement.   These shares were issued via the exercise of RSUs; the par value of $20 was charged to additional paid-in capital during the period.

The Company repurchased 33,000 shares of common stock at a share price of $0.45 per share.  The value of these shares in the amount of $14,850 has been recorded in treasury stock.

The Company issued 95,000 shares of common stock pursuant to the exercises of RSUs by a former director.

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

Dilutive Securities

December 31, 2016

At December 31, 2016, the Company had outstanding convertible notes payable in the aggregate principal amount of $647,565 with accrued interest of $626,873 convertible at the rate of $0.25 per share into an aggregate 5,097,752 shares of common stock.  These notes were issued mainly as part of a debt financing into the Company in 2004 and have certain restrictions on repayment. The Company also has a note payable to a related party in the amount of $164,650 convertible at the rate of $0.25 per share into an aggregate of 658,600 shares of common stock.

Also at December 31, 2016, the Company had outstanding warrants for holders to purchase the following additional shares: The following warrants were issued in connection to a 2004 equity investment into the Company: 2,294,493 shares exercisable at a price of $0.575 per share; 448,011  shares exercisable at a price of $0.55 per share; and 94,783  shares exercisable at a price of $0.25 per share. In addition the Company has 700,000  warrants outstanding exercisable at a price of $0.01 per share. These warrants were originally issued in connection with the issuance of a loan connected to the Artisan Specialty Foods acquisition. 800,000 of the original warrants were cancelled upon the early payment of the loan in 2012, leaving the current 700,000 connected to the Artisan loan previously outstanding.

Also at December 31, 2016, the Company had outstanding options for holders to purchase the following additional shares: 30,000 shares at a price of $3.40 per share; 20,000 shares at a price of $2.40 per share; 500,000 shares at a price of $2.00 per share; 15,000 shares at a price of $1.90 per share; 310,000 shares at a price of $1.60 per share; 100,000 shares at a price of $1.46 per share; 75,000 shares at a price of $1.31 per share; 225,000 shares at a price of $0.57 per share; and 1,170,000 shares at a price of $0.35 per share.

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

The holders of the notes and warrants have each contractually agreed not to convert their convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 9.99% of our outstanding common stock, unless amongst other things there was a management change or a change of control or unless 61 days’ notice was provided by the noteholders.   However, this restriction does not prevent them from converting and/or exercising some of their holdings, selling off those shares, and then converting the rest of their holdings.  These note and warrant holders have also contractually agreed volume limitations on the sale of our shares.

Index

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2016, the following shares are issuable pursuant to outstanding stock options, warrants, and rights issued under the 2011 Stock Option Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,445,000	$1.005	96,755,000
Equity compensation plans not approved by shareholders	4,570,249	$0.993	N/A

ITEM 6. Selected Financial Data

Not Applicable.

Index
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto, as well as all other related notes, and financial and operational references, appearing elsewhere in this document.

Certain information contained in this discussion and elsewhere in this report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Private Securities Litigation Reform Act will not apply to certain  “forward looking statements” because we issued “penny stock” (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3(a)(51-1) under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on our behalf.  For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”,  “will”, “expect”, “believe”,  “explore”,  “consider”,  “anticipate”,  “intend”, “could”, “estimate”,  “plan”, or “propose” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

●	Our ability to raise capital necessary to sustain our anticipated operations and implement our business plan,

●	Our ability to implement our business plan,

●	Our ability to generate sufficient cash to pay our lenders and other creditors,

●	Our dependence on one major customer,

●	Our ability to employ and retain qualified management and employees,

●	Our dependence on the efforts and abilities of our current employees and executive officers,

●	Changes in government regulations that are applicable to our current or anticipated business,

●	Changes in the demand for our products and services,

●	The degree and nature of our competition,

●	The lack of diversification of our business plan,

●	The general volatility of the capital markets and the establishment of a market for our shares, and

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

(a) Warrants:

The following table illustrates certain key information regarding our warrants and warrant valuation assumptions at December 31, 2016 and 2015:

December 31,
	2016	2015
Number of warrants outstanding	3,537,284	3,537,284
Value at December 31	N/A	N/A
Number of warrants issued during the period	-	-
Value of warrants issued during the year	N/A	N/A
Revaluation (gain) loss during the period	N/A	N/A
Number of warrants exercised during the period	-	1,261,185
Value of warrants exercised during the period	N/A	N/A
Number of warrants cancelled or expired during the period	-	-
Value of warrants cancelled or expired during the period	N/A	N/A
Black-Scholes model variables:
Volatility	N/A	N/A
Dividends	N/A	N/A
Risk-free interest rates	N/A	N/A
Term (years)	N/A	N/A

(b) Embedded conversion features of notes payable:

The following table illustrates certain key information regarding our Conversion options and conversion option valuation assumptions at December 31, 2016 and 2015:

December 31,
	2016		2015

Number of conversion options outstanding		5,756,352		5,771,665
Value at December 31	$	N/A	$	N/A
Number of conversion options issued during the year		49,622		49,724
Value of conversion options issued during the year		$-		$-
Number of options exercised or underlying notes or accrued interest paid or converted during the year		64,935		64,935
Value of options exercised during the year	$	N/A	$	N/A
Revaluation loss (gain) during the period		N/A		N/A

Black-Scholes model variables:		N/A		N/A
Volatility		N/A		N/A
Dividends		N/A		N/A
Risk-free interest rates		N/A		N/A
Term (years)		N/A		N/A

Index
(c)   Stock options:

The Company accounts for options in accordance with FASB ASC 718-40.  Options are valued upon issuance utilizing the Black-Scholes valuation model.   Option expense is recognized over the requisite service period of the related option award.  The following table illustrates certain key information regarding our options and option assumptions at December 31, 2016 and 2015:

	December 31,
	2016			2015
Number of options outstanding		2,445,000		3,105,000
Value at December 31		N/A		N/A
Number of options issued during the year		0		50,000
Value of options issued during the year	$	N/A		$6,894
Number of options recognized during the year pursuant to SFAS 123(R)		0		0
Number of options exercised or expired during the year		660,000		190,000
Value of options recognized during the year pursuant to SFAS 123(R)		$19,752		$188,491
Revaluation (gain) during the period	$	N/A		$ N/A

Black-Scholes model variables:
Volatility		N/A	%	89.42% to 189.71%
Dividends		N/A		0
Risk-free interest rates		N/A	%	0.14% to 0.99%
Term (years)		N/A		0.92 to 3.00

Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $8,123 for doubtful accounts receivable at December 31, 2016, and $56,364 at December 31, 2015. Actual losses on accounts receivable were $18,759 for 2016 and $9,358 for 2015. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

Pursuant to an asset purchase agreement, effective November 2, 2012, the Company purchased the outstanding assets of The Haley Group, LLC (“Haley”). Pursuant to a purchase agreement, effective June 30, 2014, the Company purchased 100% of the membership interest of Organic Food Brokers, LLC, a Colorado limited liability company (“OFB”). Pursuant to an Asset Purchase Agreement dated as of January 1, 2017, the Company purchased substantially all of the assets of Oasis Sales and Marketing, L.L.C.

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

Transactions With a Major Customer

Transactions with a major customer and related economic dependence information is set forth (1) following our discussion of Liquidity and Capital Resources, (2) under the heading Major Customer in Note 16 to the Consolidated Financial Statements, and (3) in Business – Relationship with U.S. Foods, and (4) as the second item  under Risk Factors.

RESULTS OF OPERATIONS

Prior year balances have been recast to reflect the sale of 90% of our interest in FD  in February 2016.  Results of discontinued operations are excluded from the accompanying results of operations for all periods presented, unless otherwise noted.  See Note 2 – discontinued operations in the accompanying notes to consolidated financial statements.

This discussion may contain forward looking-statements that involve risks and uncertainties. Our future results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenue

Revenue increased by $4,524,007 or approximately 14.8% to $35,172,388 for the year ended December 31, 2016  from $30,648,381 in the prior year.

We continue to assess the potential of new revenue sources from the manufacture and sale of proprietary food products, private label products and additional sales channel opportunities in both the foodservice and consumer space and will implement that strategy if, based on our analysis, we deem it beneficial to us.

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

Cost of goods sold

Our cost of goods sold for the twelve months ended December 31, 2016 was $24,502,264,  an increase of $3,041,452  or approximately  14.2% compared to cost of goods sold of $21,460,812  for the twelve months ended December 31, 2015. Cost of goods sold is made up of the following expenses for the twelve months ended December 31, 2016: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $17,561,513;  and shipping, delivery, handling, and purchase allowance expenses in the amount of $6,940,750.  Total gross margin was approximately 30.3% of sales in 2016 compared to approximately  30.0% of sales in 2015.   The increase in cost of goods sold is primary attributable to an increase in sales.  The increase in gross margins from 2015 are primarily attributable to variation in product and revenue mix across our various selling channels.

In 2016, we continued to price our products in order to gain market share and increase the number of our end users. We were successful in both increasing sales and increasing market share.  We currently expect, if market conditions and our product revenue mix remain constant, that our cost of goods sold will  remain stable.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased by $1,620,324 or approximately 18.0% to $7,370,334 during the twelve months ended December 31, 2016 compared to $8,990,658 for the twelve months ended December 31, 2015. The decrease in selling, general, and administrative expenses was primarily due to decreases in non-cash compensation, which was $ 1,076,147 for the year ended December 31, 2016, a decrease of $1,351,084 or 55.7%  compared to non-cash compensation of $ 2,427,231 during the twelve months ended December 31, 2015.

Interest expense, net

Interest expense, net of interest income, decreased by $92,529  or approximately 16.1%  to $483,385   during the twelve months ended December 31, 2016, compared to $575,914 during the twelve months ended December 31, 2015.  Approximately 24.7%  or $119,495  of the interest expense was accrued or paid interest on the company’s commercial loans and notes payable; approximately 76.6%  or $370,036 of the interest was a non-cash GAAP accounting charge associated with the amortization of the discounts on the Company’s notes payable.  The Company also had $6,146 of interest income during the period.

Other Income

There was no other income during the year ended December 31, 2016, compared to other income of $5,400  during the year ended December 31, 2015. Other income in 2015 consisted of a gain on the sale of one of the investments that the Company made into an early stage food business.  That business was subsequently acquired by a private equity fund in 2015.

Net income from continuing operations

For the reasons above, the Company had net income from continuing operations for the twelve months ended December 31, 2016 of $2,816,405 which is an increase of approximately  853.8% compared to a net loss of $373,603 during the twelve months ended December 31, 2015. The income for the year ended December 31, 2016 includes a total of $1,837,094 in non-cash charges, including amortization of intangible assets in the amount of $232,768, depreciation expense of $158,143, charges for non-cash compensation in the amount of $1,076,147, and amortization of the discount on notes payable in the amount of $370,036. The loss for the year ended December 31, 2015 includes a total of $3,300,869 in non-cash charges, including amortization of intangible assets in the amount of $299,825, depreciation expense of $84,626, charges for non-cash compensation in the amount of $2,427,231, and amortization of the discount on notes payable in the amount of $489,187.

Index
Liquidity and Capital Resources at December 31, 2016

As of December 31, 2016, the Company had current assets of $6,172,874, consisting of cash and cash equivalents of $3,764,053; trade accounts receivable, net of $1,538,395; inventory of $815,033; and other current assets of $55,393.  Also at December 31, 2016, the Company had current liabilities of $5,400,488 consisting of accounts payable and accrued liabilities of $3,119,533, , including $65,000 to related parties; accrued interest of $626,873; current portion of notes payable – related party of $164,650; and current portion of notes payable of $1,424,432, net of discount of $185,020.

During the twelve months ended December 31, 2016, the Company had cash provided by operating activities of $3,469,096.  This consisted of the Company’s consolidated net income of $6,387,705  offset by the gain on sale of investment of $7,201,196, non-cash compensation in the amount of $2,108,055 (of which $1,028,908 was related to TFD employees), amortization of discount on notes payable of $370,036, depreciation and amortization of $497,920, and decrease in allowance for bad debt of ($10,350).  The Company’s cash position also increased by $1,492,890  as a result of changes in the components of current assets and current liabilities.

The Company had cash used in investing activities of $488,452 for the twelve months ended December 31, 2016, which consisted of $470,482 cash disposed in the sale of TFD; $10,512 for the acquisition of property and equipment; and  $7,458 for investments in food related companies. The Company had cash used in financing activities of $1,353,880 for the twelve months ended December 31, 2016, which consisted of borrowings on revolving credit facilities of $805,959, offset by payments made on revolving credit facilities of $941,831; principal payments on notes payable of $1,191,627, principal payments on capital leases of $11,531, and payments made for the purchase of treasury stock of $14,850.

The Company had net working capital of $772,386  as of December 31, 2016.  We generated  cash flow from operations during the year ended December 31, 2016 in the amount of $3,469,096, compared  to cash used in operating activities of $3,662,434 during the twelve months ended December 31, 2015.  The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines.  Currently, we do not have any material long-term obligations other than those described in Note 11 to the financial statements included in this report. As we seek to increase our sales of new items and enter new markets, acquire new businesses as well as identify new and other consumer and food service oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

In February 2016, we completed the sale of FD to New Fresh Co., LLC, a Florida limited liability company controlled by the former founder of FD.  See Note 2.

If the Company’s cash flow from operations is insufficient to fully implement its business plan, the Company may require additional financing in order to execute its operating plan.  The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.

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

2017 Plans

During 2017, in addition to our efforts to increase sales in our existing foodservice operations we plan to attempt to expand our business by expanding our focus to additional specialty foods markets in both the consumer and foodservice sector,  exploring potential acquisition and partnership opportunities and continuing to extend our focus in the  specialty food market through the growth of the Company’s existing sales channels and through a variety of  additional sales channel relationships which are currently being explored. In addition, we are currently exploring the introduction of a variety of new product categories and new product lines, including private label products and proprietary branded products to leverage our existing foodservice and consumer customer base.

No assurances can be given that any of these plans will come to fruition or that if implemented that they will necessarily yield positive results.

Index

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

Transactions with Major Customers

The Company’s largest customer, US Foods, Inc. and its affiliates, accounted for approximately 72% of total sales in the years ended December 31, 2016 and 2015.    A contract between our subsidiary, Food Innovations, and USF entered an optional renewal period in December 2012 but was automatically extended for an additional 12 months in each of January 1, 2013 and 2014.  On January 26, 2015 we executed a contract between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods, Inc.  The term of the Agreement is from January 1, 2015 through December 31, 2016 and provides for up to three (3) automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew.  Based on the terms, the Agreement was extended through 2017.

Index
ITEM 8. Financial Statements

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Innovative Food Holdings, Inc.
Bonita Springs, Florida

We have audited the accompanying consolidated balance sheets of Innovative Food Holdings, Inc., and subsidiaries (“the Company”) as of December 31, 2016 and 2015, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ LIGGETT & WEBB, P.A.

New York, NY
March 30, 2017

Index
Innovative Food Holdings, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$3,764,053	$1,645,320
Accounts receivable net	1,538,395	1,650,584
Inventory	815,033	920,885
Other current assets	55,393	68,559
Current assets - discontinued operations	-	1,767,333
Total current assets	6,172,874	6,052,681

Property and equipment, net	2,068,110	2,193,463
Investments	208,983	150,000
Non-current assets - discontinued operations	-	4,665,554
Intangible assets, net	707,684	940,452
Total assets	$9,157,651	$14,002,150

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$3,119,533	$1,702,526
Accrued liabilities - related parties	65,000	458,710
Accrued interest	626,873	9,230
Revolving credit facilities	-	1,380,000
Notes payable, related party, current portion	164,650	-
Notes payable, current portion, net of discount	1,424,432	897,615
Contingent liabilities	-	91,000
Current liabilities - discontinued operations	-	10,512,255
Total current liabilities	5,400,488	15,051,336

Accrued interest - long term portion	-	614,465
Note payable - long term portion, net of discount	1,137,811	1,254,042
Notes payable - related parties, long term portion	-	164,650
Long term liabilities - discontinued operations	-	2,301,151
Total liabilities	6,538,299	19,385,644

Commitments and contingencies

Stockholders’ equity (deficit)
Common stock, $0.0001 par value; 500,000,000 shares authorized; 25,301,819 and 24,248,486 shares issued, and 24,568,157 and 23,547,824 shares outstanding at December 31, 2016 and December 31, 2015, respectively	2,528	2,423
Additional paid-in capital	33,974,470	32,344,584
Treasury stock, 519,254 and 486,254 shares outstanding at December 31, 2016 and December 31, 2015	(174,949)	(160,099)
Accumulated deficit	(31,182,697)	(37,570,402)
Total stockholders’ equity (deficit)	2,619,352	(5,383,494)

Total liabilities and stockholders’ equity (deficit)	$9,157,651	$14,002,150

See notes to consolidated financial statements.

Index
Innovative Food Holdings, Inc.
Consolidated Statements of Operations

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015

Revenue	$35,172,388	$30,648,381
Cost of goods sold	24,502,264	21,460,812
Gross margin	10,670,124	9,187,569

Selling, general and administrative expenses	7,370,334	8,990,658
Total operating expenses	7,370,334	8,990,658

Operating income	3,299,790	196,911

Other (income) expense:
Interest expense, net	483,385	575,914
Other (income)	-	(5,400)
Total other (income) expense	483,385	570,514

Net income (loss) before taxes	2,816,405	(373,603)

Income tax expense	-	-

Net income (loss) from continuing operations	$2,816,405	$(373,603)

Net income (loss) from discontinued operations	3,571,300	(26,802,488)

Consolidated net income (loss)	$6,387,705	$(27,176,091)

Net income (loss) per share from continuing operations - basic	$0.112	$(0.016)

Net income (loss) per share from discontinued operations - basic	$0.142	$(1.166)

Net income (loss) per share from continuing operations - diluted	$0.100	$(0.016)

Net income (loss) per share from discontinued operations - diluted	$0.112	$(1.166)

Weighted average shares outstanding - basic	25,071,025	22,996,003

Weighted average shares outstanding - diluted	31,984,945	22,996,003

See notes to consolidated financial statements.

Index
Innovative Food Holdings, Inc.
Consolidated Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015

Cash flows from operating activities:
Net income (loss)	$6,387,705	$(27,176,091)

Gain on sale of investment	-	(5,400)
Gain on sale of discontinued operations	(7,201,196)	-
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	497,920	1,417,916
Impairment of goodwill	-	16,614,373
Stock based compensation	1,076,147	2,427,231
Stock based compensation for FD employees	1,028,908	2,258,216
Amortization of discount on notes payable	370,036	489,187
Allowance for doubtful accounts	(10,350)	24,808

Changes in assets and liabilities:
Accounts receivable, net	81,877	(432,422)
Deferred revenue	289,254	243,657
Inventory and other current assets, net	193,659	17,254
Accounts payable and accrued expenses - related party	(81,018)	(192,935)
Accounts payable and accrued expenses	927,044	683,382
Due from related party	110	(110)
Contingent liability	(91,000)	(31,500)
Net cash provided by (used in) operating activities	3,469,096	(3,662,434)

Cash flows from investing activities:
Cash received from sale of investment		59,400
Cash disposed in the sale of FD	(470,482)	-
Acquisition of property and equipment	(10,512)	(1,551,618)
Investments in food related companies	(7,458)	-
Cash paid to re-acquire shares issued in acquisition of FD	-	(3,000,000)
Net cash (used in) investing activities	(488,452)	(4,492,218)

Cash flows from financing activities:
Common stock sold for cash	-	4,288,596
Common stock sold for exercise of options and warrants	-	788,860
Payments made for the repurchase of common stock	(14,850)	-
Payments made on revolving credit facilities	(941,831)	(5,586,785)
Borrowings on revolving credit facilities	805,959	6,817,125
Borrowings made on debt	-	2,625,015
Principal payments on debt	(1,191,627)	(1,565,253)
Principal payments capital leases	(11,531)	(188,143)
Net cash (used in) provided by financing activities	(1,353,880)	7,179,415

Increase (decrease) in cash and cash equivalents	1,626,764	(975,237)

Cash and cash equivalents at beginning of period	2,137,289	3,112,526

Cash and cash equivalents at end of period	$3,764,053	$2,137,289
Cash and cash equivalents at end of period - discontinued operations	$-	$491,969

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$96,318	$113,271

Taxes	$-	$-

Non-cash transactions:
Par value of 125,000 shares issued for RSUs	$-	$12

Shares of common stock issued to employees	$68,000	$53,000

Shares issued to service providers	$-	$73,000

Issuance of 150,000 shares of common stock pursuant to the Haley Group acquisition	$34,000	$37,500

Fair value of 50,000 options issued to a service provider	$-	$6,894

Equipment acquired under capital lease	$19,357	$101,635

Discount on notes payable due to extension of term	$-	$647,565

Fair value of extension of term of stock options	$-	$89,553

See notes to consolidated financial statements.

Index
Innovative Food Holdings, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock			Treasury stock		Accumulated
	Amount	Value	APIC	Amount	Value	Deficit	Total

Balance at December 31, 2014	21,393,989	$2,140	$25,937,734	486,254	$(160,099)	$(10,394,311)	$15,385,464

Common stock sold for cash	4,122,249	412	4,288,184	-	-	-	4,288,596

Cancellation of shares issued in acquisition of FD	(3,110,063)	(311)	(4,353,777)	-	-	-	(4,354,088)

Value of RSU’s recognized during the period	-	-	2,397,973	-	-	-	2,397,973

Fair value of RSUs charged to discontinued operations	-	-	2,258,216	-	-	-	2,258,216

Fair value of vested stock options issued to management and board	-	-	98,938	-	-	-	98,938

Shares issued for exercise of warrants	1,261,185	126	706,874	-	-	-	707,000

Shares issued for exercise of options	190,000	19	81,841	-	-	-	81,860

Value of options extensions	-	-	89,553	-	-	-	89,553

Shares issued pursuant to Haley Acquisition - previously accrued	150,000	15	37,485	-	-	-	37,500

Fair value of stock options issued to service provider	-	-	6,894	-	-	-	6,894

Fair value of stock issued to service provider	55,000	5	72,995	-	-	-	73,000

Fair value of stock granted to employee	40,000	3	52,997	-	-	-	53,000

Discount on notes payable due to conversion feature of extended notes	-	-	647,565	-	-	-	647,565

Shares issued to Haley - previously accrued	21,126	2	21,124	-	-	-	21,126

Shares issued pursuant to exercises of RSUs	125,000	12	(12)	-	-	-	-

Loss for the year ended December 31, 2015	-	-	-	-	-	(27,176,091)	(27,176,091)

Balance at December 31, 2015	24,248,486	$2,423	$32,344,584	486,254	$(160,099)	$(37,570,402)	$(5,383,494)

Shares issued to Haley - previously accrued	25,000	3	33,997	-	-	-	34,000

Shares issued to employee under severance agreement	300,000	30	146,970	-	-	-	147,000

Shares issued to employee under employment agreement	133,333	13	67,987	-	-	-	68,000

Value of RSU’s recognized during the period	-	-	849,401	-	-	-	849,401

Fair value of RSUs charged to discontinued operations	-	-	813,908	-	-	-	813,908

Fair value of vested stock options issued to management and board	-	-	19,752	-	-	-	19,752

Conversion of RSUs to common stock under separation agreements	595,000	59	(59)	-	-	-	-

RSUs issued for previously accrued officer and director compensation	-	-	317,930	-	-	-	317,930

Accrued purchase RSUs and common stock pursuant to severance agreement	-	-	(620,000)	-	-	-	(620,000)

Common stock repurchased	-	-	-	33,000	(14,850)	-	(14,850)

Net income for the year ended December 31, 2016	-	-	-	-	-	6,387,705	6,387,705

Balance at December 31, 2016	25,301,819	$2,528	$33,974,470	519,254	$(174,949)	$(31,182,697)	$2,619,352

See notes to consolidated financial statements.

Index
INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Our business is currently conducted by our wholly-owned subsidiaries, Artisan, Food Innovations, Food New Media Group, Inc. (“FNM”), Organic Food Brokers (“OFB”) , Gourmet Food Service Group, Inc. (“GFG”), Gourmet Foodservice Warehouse, Inc., Gourmeting, Inc., The Haley Group, Inc. (“Haley”), Oasis Sales Corp (“Oasis”) , 4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.), (“Gourmet” and collectively with IVFH and its other subsidiaries, the “Company” or “IVFH”).  Overall, our focus is on distribution or the enabling of distribution of specialty food products ranging from specialty foodservice products to Consumer Packaged Goods (“CPG”) products   Since its incorporation, the Company primarily through FII’s relationship with thousands of specialty foodservice products including US Foods, Inc.  (“U.S. Foods” or “USF”), has been in the business of providing premium restaurants, within 24 – 72 hours, with the freshest origin-specific perishable, and healthcare products shipped directly from our network of vendors and from our warehouses. Our customers include restaurants, hotels, country clubs, national chain accounts, casinos, hospitals and catering houses.  Gourmet has been in the business of providing specialty food e-commerce consumers, through its own website at www.forthegourmet.com and though www.amazon.com,  with unique specialty gourmet food products shipped directly from our network of vendors and from our warehouses within 24 – 72 hours. GFG is focused on expanding the Company’s program offerings to additional customers.  In our business model, we receive orders from our customers and then work closely with our suppliers and our warehouse facilities to have the orders fulfilled.  In order to maintain freshness and quality, we carefully select our suppliers based upon, among other factors, their quality, uniqueness, reliability and access to overnight courier services.

Artisan is a supplier of over 1,500 niche gourmet products to over 500 customers in the Greater Chicago area.  Haley provides consulting services and other solutions to its clients in the food industry.  Haley is a dedicated foodservice consulting and advisory firm that works closely with companies to access private label and manufacturers’ label food service opportunities with the intent of helping them launch and commercialize new products in the broadline foodservice industry and get products distributed via national broadline food distributors.  OFB and Oasis are  outsourced national sales and brand management teams for emerging organic and specialty food Consumer Packaged Goods (“CPG”) companies and provides  emerging CPG specialty food brands distribution and shelf placement access in all of the  major metro markets in the food retail industry.

Discontinued Operations

On February 23, 2016, the Company consummated the sale of  90% of our ownership in FD.    As a result of the sale, the results of operations for all periods  have been included in “Net (loss)  from discontinued operations” in our consolidated statements of operations. Additionally, these assets and liabilities have been presented as discontinued operations in our consolidated balance sheet as of December 31, 2016 and 2015. See Note 2 - Discontinued Operations for additional information.

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

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  Accounts receivable are presented net of an allowance for doubtful accounts of $8,123 and $56,364 at December 31, 2016, and 2015, respectively.

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

As of December 31, 2015, the Company recorded an impairment in the value of goodwill associated with FD  in the amount of $16,614,373.  This amount is recorded in the net loss from discontinued operations on the Company’s statement of operations for the twelve months ended December 31, 2015.

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

Dilutive shares at December 31, 2016:

Convertible notes and interest:
At December 31, 2016, the Company had outstanding convertible notes payable in the aggregate principal amount of $812,215  with accrued interest of $626,873  convertible at the rate of $0.25 per share into an aggregate of 5,756,352   shares of common stock.

Warrants:
At December 31, 2016, the Company had outstanding warrants for holders to purchase the following additional shares: 2,294,493 shares at a price of $0.575 per share; 448,010 shares at a price of $0.55 per share; 94,783 shares at a price of $0.25 per share; and 700,000 shares at a price of $0.01 per share.

Stock Options:
At December 31, 2016, the Company had outstanding options for holders to purchase the following additional shares: 30,000 shares at a price of $3.40 per share; 20,000 shares at a price of $2.40 per share; 500,000 shares at a price of $2.00 per share; 15,000 shares at a price of $1.90 per share; 310,000 shares at a price of $1.60 per share; 100,000 shares at a price of $1.46 per share; 75,000 shares at a price of $1.31 per share; 225,000 shares at a price of $0.57 per share; and 1,170,000 shares at a price of $0.35 per share.

RSUs:
At December 31, 2016, the Company has issued restricted stock units (“RSUs”) for the potential issuance of shares of the Company’s common stock for the purpose of aligning executives and employees of the Company and  for the purpose of compensation for serving as members of the Board of Directors of the Company and for the purposes of retaining qualified personnel at compensation levels that otherwise would not be available should the company have been required to pay certain salaries in cash only. Certain RSUs were issued to the executive officers of the Company (“Executive RSUs”); certain RSUs were issued to the employees of the Company (“Employee RSUs”); certain RSUs were issued to members of the board of directors of the Company (“Board RSUs”); and certain of the RSUs were issued to employees of FD (“FD RSUs”).

At December 31, 2016, the following Executive RSUs were outstanding:  A total of 1,737,072 RSUs were vested, and 800,000 will vest on July 1, 2017. An additional 125,000 RSUs will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 RSUs will vest contingent  upon the attainment of a stock price of $3.00  per share for 20 straight trading days. The Company estimated that the stock-price goals of the Company’s stock price closing above $2.00 per share for 20 straight days have a 90% likelihood of achievement, and these RSUs were valued at 90% of their face value; the Company also estimated that the likelihood of the Company’s stock closing above $3.00 per share for 20 straight days is 70%, and these RSUs were valued at 70% of their face value.  We recognized stock-based compensation expense of in a straight-line manner over the vesting period of the RSUs.

On March 31, 2016, 10,000 Board RSUs were issued. On August 3, 2016, 95,000 Board RSUs were exercised by a former Board member.  At December 31, 2016, the following Board RSUs were outstanding: a total of 545,000  RSUs were vested, and 270,000will vest on July 1, 2017.

The Employee RSUs were issued to certain nonexecutive employees of the Company either partially in lieu of salary, future bonuses or a combination of both bonus and salary. On March 31, 2016, 180,534 Employee RSUs were issued. At December 31, 2016, 180,534 Employee RSUs were outstanding, all of which were vested.

Index

On January 26, 2016, 300,000 FD  RSUs were exercised, and 800,000 FD  RSUs were forfeited. On April 25, 2016, an additional 1,000,000 FD  RSUs were forfeited.  On June 29, 2016, 200,000 FD  RSUs were exercised, and an additional 900,000 FD  RSUs were forfeited.  At December 31, 2016, 1,000,000 FD  RSUs were outstanding; 600,000 were vested, and 400,000 were scheduled to vest on July 1, 2017.

We recognized stock-based compensation expense for RSUs in a straight-line manner over the vesting period of the grant. This resulted in stock-based compensation expense of $1,663,309 (including $813,908 charged to discontinued operations) and $4,206,282 (including $2,258,216 charged to discontinued operations) related to recognition of RSUs during the year ended December 31, 2016 and 2015, respectively.

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

RSUs:
At December 31, 2015, the Company has issued restricted stock units (“RSUs”) for the potential issuance of shares of the Company’s common stock for the purpose of aligning executives and employees of the Company and  for the purpose of compensation for serving as members of the Board of Directors of the Company and for the purposes of retaining qualified personnel at compensation levels that otherwise would not be available should the company have been required to pay certain salaries in cash only. Certain of the RSUs were issued to employees of FD (“FD RSUs”); certain RSUs were issued to the executive officers of the Company (“Executive RSUs”); certain RSUs were issued to the employees of the Company (“Employee RSUs”); and certain RSUs were issued to members of the board of directors of the Company (“Board RSUs”).  On January 1, 2015, the Company issued 70,640 RSUs to employees as a bonus; these RSUs were accrued during the year ended December 31, 2014.  These RSUs vested immediately.  Also on January 1, 2015, the Company issued a total of 350,000 RSUs to its executive officers.  These RSUs were for services provided during the year ended December 31, 2014, and were accrued during the year ended December 31, 2014.  On November 2, 2015, 125,000 RSUs were exercised by the Company’s CEO.  At December 31, 2015, the following Executive RSUs were outstanding:  A total of 797,466 RSUs were vested; 75,000 RSUs will vest on May 1, 2016; 600,000 RSUs will vest on December 31, 2016; and 800,000 will vest on July 1, 2017. An additional 125,000 RSUs will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 RSUs will vest contingent  upon the attainment of a stock price of $3.00  per share for 20 straight trading days. The Company estimated that the stock-price goals of the Company’s stock price closing above $2.00 per share for 20 straight days have a 90% likelihood of achievement, and these RSUs were valued at 90% of their face value; the Company also estimated that the likelihood of the Company’s stock closing above $3.00 per share for 20 straight days is 70%, and these RSUs were valued at 70% of their face value.  We recognized stock-based compensation expense of in a straight-line manner over the vesting period of the RSUs.

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

Index

The FD RSUs issued to certain nonexecutive employees of FD were issued either partially in lieu of salary, future bonuses or a combination of both bonus and salary.  At December 31, 2015, the following FD were outstanding: a total of 1,200,000  RSUs were vested; 900,000 RSUs will vest on December 31, 2016; and 1,200,000 RSUs will vest on July 1, 2017.  An additional 350,000 RSUs will vest contingent upon the Company’s stock price closing at or above $2.50 per share for 20 consecutive trading days.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At December 31, 2016 and 2015, trade receivables from the Company’s largest customer amount to 44% and 60%, respectively, of total trade receivables.

Stock-based Compensation

We use the Black-Scholes-Merton option pricing model to estimate the fair value of options granted. The Black-Scholes option valuation model requires the use of assumptions, including the expected term of the award and the expected stock price volatility. We used the Company’s historical volatility to estimate expected stock price volatility. The risk-free rate assumption was based on United States Treasury instruments whose terms were consistent with the expected term of the stock option. The expected dividend assumption was based on the Company’s history and expectation of dividend payouts.

Restricted Stock Units (RSUs) were measured based on the fair market values of the underlying stock on the dates of grant. RSUs awarded may be conditional upon the attainment of one or more performance objectives over a specified period. At the end of the performance period, if the goals are attained, the awards are granted. Stock-based compensation expense was calculated based on awards ultimately expected to vest and was reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. The estimated annual forfeiture rates for stock options and RSUs are based on the Company’s historical forfeiture experience. The estimated fair value of stock options and RSUs is expensed on a straight-line basis over the vesting term of the grant. Compensation expense is recorded over the requisite service period based on management’s best estimate as to whether it is probable that the shares awarded are expected to vest. Management assesses the probability of the performance milestones being met on a continuous basis.

Options expense during the twelve months ended December 31, 2016 and 2015 are summarized in the table below:

	December 31,
	2016	2015

Option expense	$19,752	$195,385

RSUs expense during the twelve months ended December 31, 2016 and 2015 are summarized in the table below:

	December 31,
	2016	2015

RSUs expense – Continuing operations	$849,401	$1,948,066
RSUs expense – Discontinued operations	813,908	2,258,216
Total	$1,663,309	$4,206,282

Reclassifications

Certain reclassifications have been made to conform prior period data to the current presentation.

Index
New Accounting Pronouncements

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

Management reviewed currently issued pronouncements during the year ended December 31, 2016, and does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

2.  DISCONTINUED OPERATIONS

Effective February 23, 2016, the Company closed a transaction to sell 90% of our ownership in The Fresh Diet, Inc. (“FD”) to New Fresh Co., LLC, a Florida limited liability company controlled by the former founder of FD who was appointed Interim CEO of FD.  The consideration to Innovative Food Holdings consisted primarily of a restructuring of our loans, which includes the ability to convert to additional amounts of FD under certain circumstances. There is no continuing cash inflows or outflows from or to the discontinued operations. During the twelve months ended December 31, 2016, the Company accrued the amount of $850,000 representing the amount due based on an agreement signed in 2017.  The agreement involved the purchase of rights to 1,450,000 RSUs and the purchase of 642,688 shares of the Company’s common stock  (see note 18).

ASC 360-10-45-9 requires that a long-lived asset (disposal group) to be sold shall be classified as held for sale in the period in which a set of criteria have been met, including criteria that the sale of the asset (disposal group) is probable and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. This criteria was achieved on February 9, 2016. Additionally, the discontinued operations are comprised of the entirety of FD,  excluding corporate services expenses. Lastly, for comparability purposes certain prior period line items relating to the assets held for sale have been reclassified and  presented as discontinued operations for all periods presented in the accompanying condensed consolidated statements of net loss and comprehensive loss and the condensed consolidated balance sheets.

Index

The following information presents the major classes of line item of assets and liabilities included as part of discontinued operations in the consolidated balance sheets:

	December 31,	December 31,
	2016	2015
Current assets - discontinued operations:
Cash and cash equivalents	$-	$491,969
Inventory	-	173,987
Other current assets	-	640,137
Due from related parties	-	461,240
Total current assets - discontinued operations	$-	$1,767,333

Noncurrent assets - discontinued operations:
Property and equipment, net	$-	$802,843
Intangible assets, net	-	3,862,711
Total noncurrent assets - discontinued operations	$-	$4,665,554

Current liabilities - discontinued operations:
Accounts payable and accrued liabilities	$-	$3,022,466
Deferred revenue	-	5,035,906
Accrued liabilities - related parties	-	135,935
Accrued interest	-	58,943
Revolving credit facilities	-	211,211
Notes payable, current portion	-	528,594
Deferred tax liability	-	1,069,200
Contingent liabilities	-	450,000
Total current liabilities - discontinued operations:	$-	$10,512,255

Long term liabilities - discontinued operations:
Note payable - long term portion	-	101,181
Notes payable - related parties, long term portion	-	2,199,970
Total long term liabilities - discontinued operations	$-	$2,301,151

The following information presents the major classes of line items constituting the after-tax  loss from  discontinued operations in the  consolidated statements of operations:

	For the Year Ended
	December 31,	December 31,
	2016	2015
Revenue	$2,389,950	$17,426,760
Cost of goods sold	1,764,834	13,787,300
Gross margin	625,116	3,639,460

Impairment of goodwill	-	16,614,373
Selling, general and administrative expenses	4,244,192	13,742,846
Total operating expenses	4,244,192	30,357,219

Operating loss	(3,619,076)	(26,717,759)

Other (income) expense:
Gain on sale of discontinued operations	(7,201,196)	-
Interest expense, net	10,820	85,529
Other (income)	-	(800)
Total other (income) expense	(7,190,376)	84,729

Income (loss) from discontinued operations, net of tax	$3,571,300	$(26,802,488)

Index

The following information presents the major classes of line items constituting significant operating and investing cash flow activities in the consolidated statements of cash flows relating to discontinued operations:

	For the Year Ended
	December 31,	December 31,
	2016	2015
Cash Flow: Major line items

Depreciation and Amortization	107,009	1,033,465
Impairment of goodwill	-	16,614,373
Non-cash compensation	1,028,908	2,258,216
Purchase of equipment	(6,296)	(150,606)
Cash from revolving credit facilities	685,959	4,537,125
Payments made on revolving credit facilities	(641,831)	(4,686,785)
Principal payments made on notes payable	(7,074)	(72,058)
Principal payments made on capital leases	(8,094)	(188,143)

The components of the gain on sale and income from discontinued operations are as follows:

February 22, 2016

Receivable due from buyer, net of reserve of $8,700,000	$-
Net proceeds from sale of assets and liabilities	-

Assets sold	(6,225,073)
Liabilities sold	13,426,269
Net liabilities sold	7,201,196

Gain on sale	7,201,196

Loss from discontinued operations before income tax	(3,629,896)
Income tax expense	-

Income from discontinued operations	$3,571,300

3. ACCOUNTS RECEIVABLE

At December 31, 2016 and 2015, accounts receivable consists of:

	2016	2015
Accounts receivable from customers	$1,546,518	$1,706,948
Allowance for doubtful accounts	(8,123)	(56,364)
Accounts receivable, net	$1,538,395	$1,650,584

4. INVENTORY

Inventory consists  of specialty food products.  At December 31, 2016 and 2015, inventory consisted of the following:

	2016	2015
Finished Goods Inventory	$815,033	$920,885

Index

5. PROPERTY AND EQUIPMENT

Acquisition of Building

The Company owns a building and property located at 28411 Race Track Road, Bonita Springs, Florida 34135.  The property consists of approximately 1.1 acres of land and approximately 10,000 square feet of combined office and warehouse space, and was purchased as part of a bank short sale.  The Company moved its operations to these premises on July 15, 2013. The purchase price of the property was $792,758.

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

A summary of property and equipment at December 31, 2016 and 2015 is as follows:

	December 31, 2016	December 31, 2015
Land	$385,523	$385,523
Building	1,326,165	1,326,165
Computer and Office Equipment	466,177	466,177
Warehouse Equipment	226,953	197,561
Furniture and Fixtures	454,743	451,346
Vehicles	40,064	40,064
Total before accumulated depreciation	2,899,625	2,866,836
Less: accumulated depreciation	(831,515)	(673,373)
Total	$2,068,110	$2,193,463

Depreciation and amortization expense for property and equipment amounted to $158,143 and $84,625  for the years ended December 31, 2016 and 2015, respectively.

6. INVESTMENTS

The Company has made investments in certain early stage food related companies which it expects can benefit from synergies with the Company’s various operating businesses.  During the twelve months end December 31, 2015, the Company sold one of these investments with a cost of $54,000  for cash of $59,400, resulting in a gain of $5,400.  During the twelve months ended December 31, 2016, the Company acquired a 5.81% equity interest in a food related company for the amount of $51,525, consisting of the conversion to equity of a loan receivable from the investee in the amount $10,863 and the conversion of trade receivable from the investee in the amount of $40,662.  At December 31, 2016, the Company has investments in four food related companies in the aggregate amount of $208,983.  At December 31, 2016, the Company does not have significant influence over the operations of the companies it invests in.

Index

7. INTANGIBLE ASSETS

The Company acquired certain  intangible assets pursuant to the acquisition of Artisan, OFB, and the acquisition of certain assets of Haley.    The following is the net book value of these assets:

	December 31, 2016
		Accumulated
	Gross	Amortization	Net
Trade Name	$217,000	$-	$217,000
Non-Compete Agreement	244,000	(244,000)	-
Customer Relationships	1,130,994	(791,310)	339,684
Goodwill	151,000	-	151,000
Total	$1,742,994	$(1,035,310)	$707,684

	December 31, 2015
		Accumulated
	Gross	Amortization	Net
Trade Name	$217,000	$-	$217,000
Non-Compete Agreement	244,000	(213,500)	30,500
Customer Relationships	1,130,994	(589,042)	541,952
Goodwill	151,000	-	151,000
Total	$1,742,994	$(802,542)	$940,452

Total amortization expense charged to operations for the year ended December 31, 2016 and 2015 was $232,768 and $299,825, respectively.

Amortization of finite life intangible assets as of December 31, 2016 is as follows:

2017	$202,270
2018	137,408
2019	-
2020	-
2021 and thereafter	-
Total	$339,678

The trade names are not considered finite-lived assets, and are not being amortized.  The non-compete agreement is being amortized over a period of 48 months.  The customer relationships acquired in the Artisan and Haley transactions are being amortized over periods of 60 months.

As detailed in ASC 350, the Company tests for goodwill impairment in the fourth quarter of each year and whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.  As detailed in ASC 350-20-35-3A, in performing its testing for goodwill impairment, management has completed a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. To complete this review, management followed the steps in ASC 350-20-35-3C to evaluate the fair value of goodwill and considered all known events and circumstances that might trigger an impairment of goodwill. The analysis completed in 2016 and 2015  determined that there was no impairment to goodwill assets related to the Artisan and Haley transactions.

Index

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2016 and December 31, 2015 are as follows:

	December 31, 2016	December 31, 2015
Trade payables	$1,547,603	$1,623,856
Accrued costs of discontinued operations	1,478,887	-
Accrued payroll and commissions	93,043	78,670
Total	$3,119,533	$1,702,526

At December 31, 2016 and 2015, accrued liabilities to related parties consisted of accrued payroll and payroll related benefits of $65,000  and $458,710, respectively.

9.  ACCRUED INTEREST

At December 31, 2016, accrued interest was $626,873, convertible at the option of the note holders into the Company’s common stock a price of $0.25 per share, or a total of 2,507,492 shares. During the twelve months ended December 31, 2016, the Company paid cash for interest in the aggregate amount of $96,318.

At December 31, 2015, accrued interest was $667,845,  including $54,150 payable to a related party.  Of this amount, $668,615 (including $54,150 to a related party) is convertible at the option of the note holders into the Company’s common stock a price of $0.25 per share, or a total of 2,674,460 shares. During the twelve months ended December 31, 2015, the Company paid cash for interest in the aggregate amount of $68,754.  The due date of accrued interest in the amount of $614,465 was extended to July 1, 2017 pursuant to an amendment to the September 2015 Notes Payable Extension Agreement (See Note 11) and is classified as a long-term liability on the Company’s balance sheet at December 31, 2015.

10. REVOLVING CREDIT FACILITIES

	December 31, 2016	December 31, 2015

Line of credit facility with Fifth Third Bank in the original amount of $1,000,000 with an interest rate of LIBOR plus 3.25%. In August 2015, the amount of the credit facility was increased to $1,500,000 and the due date was extended to August 1, 2016. In August 2016, this credit facility was extended to August 1, 2017. During the twelve months ended December 31, 2016, the Company made net borrowings in the amount of $120,000 from this facility, and transferred principal in the amount of $1,200,000 from this credit facility to a new term loan established with Fifth Third Bank. During the twelve months ended December 31, 2016, the Company recorded interest expense in the amount of $27,352.
	$-	$1,380,000

Total	$-	$1,380,000

Index

11. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

	December 31, 2016	December 31, 2015

Term loan dated as of August 5, 2016 in the original amount of $1,200,000 payable to Fifth Third Bank. This loan is secured by the Company’s tangible and intangible personal property and bears interest at the rate of LIBOR plus 4.5%.  Principal payments in the amount of $66,667 are due monthly along with accrued interest beginning September 5, 2016. The entire principal balance and all accrued interest is due on the maturity date of February 5, 2018. During the twelve months ended December 31, 2016, the Company transferred principal in the amount of $1,200,000 from the line of credit facility with Fifth Third Bank into this term loan.  During the twelve months ended December 31, 2016, the Company made principal and interest payments in the amount of $285,967 and $22,886, respectively, on this loan.
	$914,033	$-

Secured mortgage note payable for the acquisition of land and building in Bonita Springs, Florida in the amount of $546,000. Principal payments of $4,550 and interest at the rate of Libor plus 3% are due monthly. The balance of the principal amount will be due February 28, 2018. During the twelve months ended December 31, 2016, the Company made payments of principal and interest in the amounts of $54,600 and $12,933, respectively	336,700	391,300

Secured mortgage note payable for the acquisition of land and building in Broadview, Illinois in the amount of $980,000. Payments of $8,167 including principal and interest at the rate of LIBOR plus 2.75% are due monthly through April 2020, the remaining principal balance in the amount of $490,000 will be due May 29, 2020. During the twelve months ended December 31, 2016, the Company made payments of principal and interest in the amounts of $98,000 and $29,365, respectively.	824,833	922,833

A total of 17 convertible notes payable in the aggregate amount of $647,565 (the “Convertible Notes Payable”). Certain of the Convertible Notes Payable contain cross default provisions, and are secured by subordinated interest in a majority of the Company’s assets. The Convertible Notes Payable bear interest at the rate of 1.9% per annum; principal and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share; however, the interest may be paid in cash by the Company and certain limited amounts of principle may also be prepaid in cash. Effective May 13, 2014, the due date of these notes was extended from May 15, 2014 to December 31, 2015, and a discount to the notes in the aggregate amount of $732,565 was recorded to recognize the value of the beneficial conversion feature embedded in the extension of the term of the notes. In March 2015 the notes were further extended to January 1, 2016.  On September 30, 2015, the notes in the amount of $647,565 were further extended to July 1, 2017, and a discount in the amount of $647,565 was recorded to recognize the value of the beneficial conversion featured embedded in the extension of the term of the notes.  During the twelve months ended December 31, 2016, $370,036 of this discount was charged to operations. During the twelve months ended December 31, 2016, the Company accrued interest in the amount of $12,408 on these notes.
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
	164,650	164,650

Index
	December 31, 2016	December 31, 2015

Promissory note in the amount of $200,000 bearing interest at the rate of 1% per annum issued in connection with the OFB acquisition. Principal in the amount of $100,000 was due June 30, 2015; this payment was made in July 2015 within the 5 day grace period stipulated in the note agreement. The note was convertible into shares of the Company’s common stock at the conversion price of $1.54 per share. During the twelve months ended December 31, 2016, the Company paid accrued interest in the amount $1,010 and paid interest in the amount of $2,010 on this note. In July 2016, the Company made a principal payment in the amount of $100,000 which satisfied this note in full.
	$-	$100,000

Promissory note payable to Alpha Capital in the amount of $469,010 dated November 6, 2015 bearing interest at the rate of 9.9% per annum. This note is unsecured, and became due December 6, 2015. During the twelve months ended December 31, 2016 the Company accrued interest expense in the amount of $9,525, on this note. During the twelve months ended December 31, 2016, the Company paid principal and accrued interest in the amounts of $469,010 and $15,798, respectively, which satisfied this note in full.	-	469,010

Promissory note payable to Alpha Capital in the amount of $176,005 dated November 20, 2015 bearing interest at the rate of 9.9% per annum. This note is unsecured, and became due December 20, 2015. During the twelve months ended December 31, 2016, the Company accrued interest expense in the amount of $3,533 on this note. During the twelve months ended December 31, 2016, the Company paid principal and accrued interest in the amounts of $176,005 and $5,490, respectively, which satisfied this note in full.	-	176,005

Capital lease obligations under a lease agreement for a forklift payable in thirty-six monthly installments of $274 including interest at the rate of 4.46%. During the twelve ended December 31, 2016, the Company made principal and interest payments in the amount of $2,958 and $330, respectively.	5,778	-

Capital lease obligations under a lease agreement for a forklift payable in thirty-six monthly installments of $579 including interest at the rate of 4.83%. During the twelve months ended December 31, 2016, the Company made principal and interest payments in the amount of $1,004 and $54, respectively.	18,354

Total	$2,911,913	$2,871,363

Less: Discount	(185,020)	(555,056)

Net	$2,726,893	$2,316,307
Current maturities, net of discount	$1,589,082	$897,615
Long-term portion, net of discount	1,137,811	1,418,692
Total	$2,726,893	$2,316,307

	For the Year Ended December 31,
	2016	2015
Discount on Notes Payable amortized to interest expense:	$370,036	$489,187

At December 31, 2016 and 2015, the Company had unamortized discounts to notes payable in the aggregate amount of $185,020 and $555,056, respectively.

Index

Aggregate maturities of long-term notes payable as of December 31, 2016 are as follows:

For the twelve months ended December 31,

2017	$1,774,102
2018	276,373
2019	157,705
2020	585,433
2021	54,600
Thereafter	63,700
Total	$2,911,913

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

September 2015 Notes Payable Extension Agreement

Effective September 30, 2015, the Company entered into agreements (the “2015 Notes Payable Extension Agreement”) with certain convertible notes holders regarding seventeen convertible notes in the aggregate amount of $647,565 in principal and related accrued interest  whereby the maturity date of each note and accrued interest was extended to July 1, 2017. At December 31, 2015, accrued interest related to these convertible notes payable was an aggregate of $614,465; this amount is classified as a long term liability on the Company’s balance sheet.   In addition, the expiration dates of the following warrants were to extended to July 1, 2017: warrants to purchase 2,294,493 shares of common stock at a price of $0.575, with a previous expiration date of February 1, 2017; warrants to purchase 448,012 shares of common stock at a price of $0.55, with a previous expiration date of February 1, 2017; and warrants to purchase 94,783 shares of common stock at a price of $0.25, with a previous expiration date of February 1, 2016.  At September 30, 2015, the Company wrote-off the balance of the existing balance of the discount on convertible notes payable in the amount of $198,364, and recorded a new discount on the convertible notes which was attributable to the 2015 Notes Payable Extension Agreement in the aggregate amount of $647,565, which was charged to additional paid-in capital.  The discount will be amortized over the term of the related notes.  During the twelve months ended December 31, 2016 and 2015, $370,036 and $92,509 of this discount was amortized to interest expense, respectively.

The following table illustrates certain key information regarding our conversion option valuation assumptions at December 31, 2016 and 2015 for options underlying both principal and convertible accrued interest:

	December 31,
	2016		2015
Number of conversion options outstanding		5,756,352		5,771,655
Value at December 31	$	N/A	$	N/A
Number of conversion options issued during the period		49,632		50,736
Value of conversion options issued during the period	$	N/A	$	N/A
Number of conversion options exercised or underlying notes paid during the period		64,935		64,935
Value of conversion options exercised or underlying notes paid during the period	$	N/A	$	N/A
Revaluation loss (gain) during the period	$	N/A	$	N/A

Index

12. RELATED PARTY TRANSACTIONS

For the year ended December 31, 2016:

At December 31, 2015, the Company had an accrued liability in the amount of $160,150 representing an aggregate of 210,520 shares of common stock to be issued to officers, directors, and employees for services performed during 2013; during the twelve months ended December 31, 2016, the Company issued 210,520 RSUs in exchange of this liability.  Also at December 31, 2015, the Company had an accrued liability in the amount of $157,780 representing 244,620 RSUs to be issued to officers and employees as a bonus for services performed in 2015;  during the twelve months ended December 31, 2016, the Company issued an aggregate of 244,620  RSUs  in exchange  of this liability.

During the twelve months ended December 31, 2016, the Company issued 95,000 shares of its common stock to an ex-Director of the Company pursuant to the exercise of RSUs.

During the twelve months ended December 31, 2016, the Company purchased the following options held by three of its officers and one of its directors: options to purchase an aggregate 92,500  shares of the Company’s common stock exercisable at a price of $0.38 per share were purchased for a total amount of $10,175, and options to purchase an aggregate 275,000 shares of the Company’s common stock exercisable at a price of $0.40 per share were purchased for a total amount of $24,750. The purchase price was calculated as the excess of the closing market price of the Company’s stock on the purchase date over the exercise price of the options.

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

13. INCOME TAXES

Deferred income taxes result from the temporary differences primarily attributable to amortization of intangible assets and debt discount  and an accumulation of net operating loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $13.2  million, which will expire through 2036.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

The provision (benefit) for income taxes for the years ended December 31, 2016 and 2015 consist of the following:

	2016	2015

Current	$-	$-
Deferred	-	-
Total	$-	$-

Index

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable statutory income tax rate of 39.6% for the December 31, 2016 and 2015 to the loss before taxes as a result of the following differences:

	2016	2015
Income (loss) before income taxes	$2,816,405	$(373,603)
Statutory tax rate	39.6%	39.6%
Total tax at statutory rate	1,115,000	(148,000)
Temporary differences	235,000	37,500
Permanent differences - restructuring	(4,070,500)	-
Permanent difference – meals and entertainment	5,000	10,000
Permanent differences- non cash compensation, derivatives and discount amortization	463,000	1,155,000
Total	(2,252,500)	1,054,500
Changes in valuation allowance	2,252,500	(1,054,500)

Income tax expense	$-	$-

Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  As of December 31, 2016 and 2015 significant components of the Company’s deferred tax assets are as follows:

	2016	2015
Deferred Tax Assets (Liabilities):
Net operating loss carryforwards	$5,238,000	$2,998,500
Allowance for doubtful accounts	17,000	11,000
Property and equipment	(87,000)	(87,000)
Intangible assets	(220,000)	(372,000)
Debt discount	74,000	219,000
Net deferred tax assets (liabilities)	5,022,000	2,769,500
Valuation allowance	(5,022,000)	(2,769,500)
Net deferred tax assets (liabilities)	$-	$-

The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions.

14. EQUITY

Common Stock

At December 31, 2016 and 2015, a total of 733,662 and 700,663 shares, respectively, are deemed issued but not outstanding by the Company.

Twelve months ended December 31, 2016:

The Company issued 25,000 shares of common stock with a fair value of $34,000 to a service provider.  The value of these shares was accrued during the twelve months ended December 31, 2015.

The Company issued an aggregate of 600,000 shares of common stock to an employee of FD  pursuant to a separation agreement. These shares were issued as follows: 300,000 of these shares were issued for the exercise of RSUs held by the employee, and an additional 300,000 shares were charged to discontinued operations at the fair value of $147,000.

The Company issued 133,333 shares of common stock to an employee of FD  pursuant to an employee agreement.  The fair value of these shares in the amount of $68,000 was charged to discontinued operations during the period.

The Company issued 200,000 shares of common stock to an employee of  FD t pursuant to a separation agreement.   These shares were issued via the exercise of RSUs; the par value of $20 was charged to additional paid-in capital during the period.

The Company charged the amount of $317,930 to additional paid-in capital for the value of RSUs previously accrued for officer and director compensation.

Index

The Company reduced additional paid-in capital by the amount of $620,000 for the value of 642,688 shares of the Company’s common stock and rights to 1,450,000 RSUs. These equity instruments were purchased  pursuant to an agreement subsequent to December 31, 2016. See note 18.

The Company issued 95,000 shares of common stock pursuant to the exercises of RSUs by an ex-director.

Twelve months ended December 31, 2015:

On March 6, 2015, the Company  completed a round of financing of $3,061,618 through the sale of 3,178,420 restricted shares of our common stock at a price per share of $0.9646.  Simultaneously, the Company also raised an additional $1,226,978 through the sale of 943,829 restricted shares of its common stock at a price per share of $1.30 for total proceeds of $4,288,596.  Approximately 2.1 Million shares are subject to a one year lock up.  No warrants or other convertible securities were involved in the financing and the financing was completed by officers of the Company without requiring the services of a placement agent or the payment of any fees or commissions.  The financing was an exempt private placement under Regulation D (Rule 506(b)) with offers and sales made only to “accredited investors” without the use of public advertising.

On March 6, 2015, the Company paid $3,000,000 cash for the purpose of acquiring, in a block sale, the shares of Monolith Ventures Ltd, a former shareholder of FD, who agreed to sell its position of 3,110,063 shares at a price of $0.9646 per share. The Company cancelled these 3,110,063 shares during the three months ended March 31, 2015.

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

Treasury Stock

During the three months ended June 30, 2016, the  Company repurchased 33,000 shares of common stock at a share price of $0.45 per share.  The value of these shares in the amount of $14,850 has been recorded in treasury stock. At December 31, 2016, the Company has a total of 519,254 shares of common stock which are held in treasury stock at a cost of $174,949.

Index

Warrants

The following table summarizes the significant terms of warrants outstanding at December 31, 2016. These warrants may be settled in cash or if the warrants do not have an effective registration for the shares underlying the warrants, they can be settled via cashless conversion into shares of the Company’s common stock at the request of the warrant holder. These warrants were granted as part of a financing agreement:

		Weighted	Weighted		Weighted
		average	average		average
Range of	Number of	remaining	exercise		exercise
exercise	warrants	contractual	price of	Number of	price of
Prices	Outstanding	life (years)	outstanding Warrants	warrants Exercisable	exercisable Warrants
$0.010	700,000	3.38	$0.010	700,000	$0.010

$0.250	94,783	0.50	$0.250	94,783	$0.250

$0.550	448,010	0.50	$0.550	448,010	$0.550

$0.575	2,294,491	0.50	$0.575	2,294,491	$0.575
	3,537,284	1.07	$0.451	3,537,284	$0.451

Transactions involving warrants are summarized as follows:

		Weighted Average
	Number of Shares	Exercise Price
Warrants outstanding at December 31, 2014	4,798,469	$0.480

Granted	-	$-
Exercised	(1,261,185)	$0.561
Cancelled / Expired	-	-
Warrants outstanding at December 31, 2015	3,537,284	$0.451

Exercised	-	$-
Cancelled / Expired	-	$-
Warrants outstanding at December 31, 2016	3,537,284	$0.451

Options

Twelve months ended December 31, 2016:

During the twelve months ended December 31, 2016, the Company agreed to purchase the following options held by three of its officers and one of its directors: options to purchase an aggregate 92,500  shares of the Company’s common stock exercisable at a price of $0.38 per share were purchased for a total amount of $10,175,  and options to purchase an aggregate 275,000 shares of the Company’s common stock exercisable at a price of $0.40 per share were purchased for a total amount of $24,750. The aggregate purchase price was $34,925.  The purchase price was calculated as the excess of the closing market price of the Company’s stock on the purchase date over the exercise price of the options. The Company completed this transaction acquisition in January 2017.

Also during the year, the following options expired: options to purchase 92,500 shares of the Company’s common stock at a price of $0.45 per share; options to purchase 92,500 shares of the Company’s common stock at a price of $0.474 per share; options to purchase 92,500 shares of the Company’s common stock at a price of $0.48 per share; and options to purchase 15,000 shares of the Company’s common stock at a price of $1.44 per share.

Index

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

The following table summarizes the changes outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.350	1,170,000	0.66	$0.350	1,170,000	$0.350

$0.570	225,000	1.00	$0.570	225,000	$0.570

$1.310	75,000	1.67	$1.310	75,000	$1.310

$1.460	100,000	1.50	$1.460	100,000	$1.460

$1.600	310,000	1.00	$1.600	310,000	$1.600

$1.900	15,000	0.84	$1.900	15,000	$1.900

$2.000	500,000	0.16	$2.000	500,000	$2.000

$2.400	20,000	1.41	$2.400	20,000	$2.400

$3.400	30,000	1.41	$3.400	30,000	$3.400
	2,445,000	0.72	$1.005	2,445,000	$1.005

Transactions involving stock options are summarized as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2014	3,245,000	$0.822

Issued	50,000	$3.000
Exercised	(190,000)	0.431
Forfeited or expired	-	-
Outstanding as December 31, 2015	3,105,000	$0.827

Issued	-	-
Exercised or Purchased by Company	(327,500)	0.397
Forfeited or expired	(332,500)	0.501
Outstanding at December 31, 2016	2,445,000	$1.005

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2016 and 2015 was $0 and $503,030, respectively.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.45  and $0.645 as of December 31, 2016 and 2015, respectively, and the exercise price multiplied by the number of options outstanding.

Index

During the year  ended December 31, 2016 and 2015, the Company charged $19,752  and $195,385, respectively, to operations related to recognized stock-based compensation expense for stock options.

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

The exercise price grant dates in relation to the market price during 2016 and 2015 are as follows:

	2016	2015
Exercise price lower than market price	-	-

Exercise price equal to market price	-	-

Exercise price exceeded market price	$0.57 to $3.50	$2.40 to $3.40

As of December 31, 2016 and 2015, there were 0  and 75,000, respectively, non-vested options outstanding.

Accounting for warrants and stock options

The Company valued warrants and options using the Black-Scholes valuation model utilizing the following variables:

	December 31,		December 31,
	2016		2015
Volatility	N/A	%	47.35% to 57.56%
Dividends	$ N/A		$-
Risk-free interest rates	N/A	%	0.14% to 0.99%
Term (years)	N/A		0.17 to 3.00

Restricted Stock Units (“RSUs”)

At December 31, 2016, the Company has issued restricted stock units (“RSUs”) for the potential issuance of shares of the Company’s common stock for the purpose of aligning executives and employees of the Company and  for the purpose of compensation for serving as members of the Board of Directors of the Company and for the purposes of retaining qualified personnel at compensation levels that otherwise would not be available should the company have been required to pay certain salaries in cash only. Certain RSUs were issued to the executive officers of the Company (“Executive RSUs”); certain RSUs were issued to the employees of the Company (“Non-Executive  RSUs”); certain RSUs were issued to members of the board of directors of the Company (“Board RSUs”); and certain of the RSUs were issued to employees of FD (“FD RSUs”).

At December 31, 2016, the following Executive RSUs were outstanding:  A total of 1,737,072 RSUs were vested, and 800,000 will vest on July 1, 2017. An additional 125,000 RSUs will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 RSUs will vest contingent  upon the attainment of a stock price of $3.00  per share for 20 straight trading days. The Company estimated that the stock-price goals of the Company’s stock price closing above $2.00 per share for 20 straight days have a 90% likelihood of achievement, and these RSUs were valued at 90% of their face value; the Company also estimated that the likelihood of the Company’s stock closing above $3.00 per share for 20 straight days is 70%, and these RSUs were valued at 70% of their face value.  We recognized stock-based compensation expense of in a straight-line manner over the vesting period of the RSUs.

On March 31, 2016, 10,000 Board RSUs were issued. On August 3, 2016, 95,000 Board RSUs were exercised. At December 31, 2016, the following Board RSUs were outstanding: a total of 545,000  RSUs were vested, and 270,000will vest on July 1, 2017.

On March 31, 2016, 180,534 Non-Executive  RSUs were issued. At December 31, 2016, 180,534 Non-Executive RSUs were outstanding, all of which were vested.

Index
On January 26, 2016, 300,000 FD  RSUs were exercised, and 800,000 FD  RSUs were forfeited. On April 25, 2016, an additional 1,000,000 FD  RSUs were forfeited.  On June 29, 2016, 200,000 FD  RSUs were exercised, and an additional 900,000 FD  RSUs were forfeited.  At December 31, 2016, 1,000,000 FD  RSUs were outstanding; 600,000 were vested, and 400,000 were scheduled to vest on July 1, 2017. All remaining FD  RSUs were re-purchased by the Company subsequent to December 31, 2016; see note 18.

We recognized stock-based compensation expense for RSUs in a straight-line manner over the vesting period of the grant. This resulted in stock-based compensation expense of $1,663,309 (including $813,908 charged to discontinued operations) and $4,206,282 (including $2,258,216 charged to discontinued operations) related to recognition of RSUs during the year ended December 31, 2016 and 2015, respectively.

 RSUs expense during the twelve months ended December 31, 2016 and 2015 are summarized in the table below:

	Twelve Months Ended December 31,
	2016	2015

RSUs expense – Continuing operations	$849,401	$1,948,066
RSUs expense – Discontinued operations	813,908	2,258,216
Total	$1,663,309	$4,206,282

15. COMMITMENTS AND CONTINGENCIES

Contingent Liability

Pursuant to the OFB acquisition, the Company was contingently liable for certain performance-based payments over the twenty-four months following the acquisition date. The Company believed it was likely that these payments would be made, and accordingly recorded the entire amount of $225,000 as a contingent liability on its balance sheet at acquisition. During the twelve months ended December 31, 2016 and 2015, payments were made in the aggregate amount of $91,000 and $52,500, respectively; at December 31, 2016, the balance of the contingent liability is $0.

Litigation

From time to time, the Company has become and may become involved in certain lawsuits and legal proceedings which arise in the ordinary course of business, or as the result of current or previous investments, or current or previous subsidiaries, or current or previous employees, or current or previous directors, or as a result of acquisitions and dispositions or other corporate activities.  The Company intends to vigorously defend its positions. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our financial position or our business and the outcome of these matters cannot be ultimately predicted.

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

At December 31, 2016, there were no commitments for minimum rental payments.

16. MAJOR CUSTOMER

The Company’s largest customer, U.S. Foods, Inc.  and its affiliates, accounted for approximately 72% and 72% of total sales in the years ended December 31, 2016 and 2015, respectively.  A contract between our subsidiary, Food Innovations, and U.S. Foods entered an optional renewal period in December 2012 but was automatically extended for an additional 12 months in each of  January 1, 2013 and 2014.  On January 26, 2015 we executed a contract between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods, Inc.  The term of the contract is from January 1, 2015 through December 31, 2016 and provides for up to three (3) automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew. Based on the terms, the Agreement was extended through 2017.

Index

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

As December 31, 2016 and 2015, the Company did not have financial assets or liabilities that are required to be accounted for at fair value on a recurring basis.

18.  SUBSEQUENT EVENTS

Pursuant to an Asset Purchase Agreement dated as of January 1, 2017 the Company’s wholly-owned subsidiary, Oasis Sales Corp. (“Oasis”), purchased substantially all of the assets of Oasis Sales and Marketing, L.L.C. for $300,000 cash,  and $200,000 which can be paid in cash or shares of the Company’s stock at the Company’s option, anytime under certain conditions, or automatically is payable via the issuance of 200,000 shares if the Company’s shares close above $1.00 for ten consecutive days, a $100,000 note and up to an additional $400,000 in earn-outs over two years if certain milestones are met.

In January and February 2017, warrants to purchase a total of 274,783 shares of the Company’s common stock at a price of $0.25 per share were exercised for $68,696 in cash.

In January 2017, the Company completed the acquisition of options to purchase 367,500  shares of the Company’s common stock held by three officers and a director of the Company.  The aggregate purchase price was $34,925  which was the difference between the market price of the shares and the exercise price of the options at the date of the acquisition agreement.

In February 2017, the  Company signed an agreement which involved, amongst other things, the purchase of rights to 1,450,000 RSUs and 642,688 shares of the Company’s common stock.  A total of $850,000 was accrued at December 31, 2016 as part of accounts payable and accrued liabilities, in connection with this  agreement.

In March 2017, the Company approved the issuance of  non-executive employee stock options to purchase an aggregate 600,000 shares of the Company’s common stock at prices ranging from $1.31 to $3.50 per share:

# options	Price

75,000	$1.310
100,000	$1.419
50,000	$1.430
175,000	$1.900
75,000	$1.700
50,000	$2.000
37,500	$2.500
37,500	$3.500
600,000

On March 26th,  Sam Klepfish provided a notice of conversion of a convertible  note with a face value of $164,650 which was convertible into 658,600 of the Company’s common stock.

Index

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.  We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2016 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms and our disclosure controls and procedures are also effective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our principal executive and financial officers to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

Subject to the inherent limitations described in the following paragraph, our management has concluded that our internal control over financial reporting was effective at December 31, 2016 at the reasonable assurance level.

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

Name	Age	Position
Sam Klepfish	42	Chief Executive Officer and Director
Justin Wiernasz	51	President and Director
Joel Gold	75	Director
Hank Cohn	47	Director

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

Joel Gold, Director

Mr. Gold is currently a partner in a merchant banking firm Anshas served on the board and committees of numerous companies. Prior to that he was an investment banker at Buckman, Buckman and Reid located in New Jersey, a position he held since May 2010.  Prior there to, from October 2004, he was head of investment banking of Andrew Garrett, Inc.  From January 2000 until September 2004, he served as Executive Vice President of Investment Banking of Berry Shino Securities, Inc., an investment banking firm also located in New York City. From January 1999 until December 1999, he was an Executive Vice President of Solid Capital Markets, an investment-banking firm also located in New York City.  From September 1997 to January 1999, he served as a Senior Managing Director of Interbank Capital Group, LLC, an investment banking firm also located in New York City.  From April 1996 to September 1997, Mr. Gold was an Executive Vice President of LT Lawrence & Co., and from March 1995 to April 1996, a Managing Director of Fechtor Detwiler & Co., Inc., a representative of the underwriters for the Company’s initial public offering.  Mr. Gold was a Managing Director of Furman Selz Incorporated from January 1992 until March 1995.  From April 1990 until January 1992, Mr. Gold was a Managing Director of Bear Stearns and Co., Inc. (“Bear Stearns”).  For approximately 20 years before he became affiliated with Bear Stearns, he held various positions with Drexel Burnham Lambert, Inc.

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

Key Employee

John McDonald

Mr. McDonald, age 54, has been the Chief Information Officer of IVFH since November 2007 and our principal accounting officer since November 2007.  From 2004 through 2007, Mr. McDonald worked as a consultant with Softrim Corporation of Estero, Florida where he created custom applications for a variety of different industries and assisted in building interfaces to accounting applications. Since 1999 he has also been President of McDonald Consulting Group, Inc. which provide consulting on accounts receivable, systems and accounting services.

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

Committees

The Board of Directors does not currently have an Audit Committee, a Compensation Committee, a Nominating Committee or a Governance Committee. The usual functions of such committees are performed by the entire Board of Directors.  We are currently having difficulties attracting additional qualified directors, specifically to act as the audit committee financial expert. However, we believe that a majority of our directors are familiar with the contents of financial statements.

Code of Ethics

We have adopted a Code of Ethics that applies to each of our employees, including our principal executive officer and our principal financial officer, as well as members of our Board of Directors. A copy of such Code has been publicly filed with, and is available for free from, the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

During 2016,  Messrs. Gold, Wiernasz and McDonald did not file two Forms 4 and Mr. Klepfish did not file one Form 4.  None of the Forms 4 related to the sale or purchase of securities.

Index
ITEM 11. Executive Compensation

The following table sets forth information concerning the compensation for services rendered to us for the year ended December 31, 2016, of our Chief Executive Officer and our other executive officers whose annual compensation exceeded $100,000 in the fiscal year ended December 31, 2016, if any. We refer to the Chief Executive Officer and these other officers as the named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Sam Klepfish	2016	$362,550	$-		$375,297	(a)	$-			$-		$-	$2,229	(b)	$740,075
CEO	2015	$317,709	$85,000	(c)	$644,835	(a)	$-			$-		$-	$-		$1,047,544
	2014	$297,858	$40,000	(d)	$97,838	(a)	$-			$-		$-	$2,112	(b)	$437,808

Justin Wiernasz	2016	$346,920	$50,000	(e)	$308,192	(f)	$-			$-		$-	$8,056	(b)	$713,168
President	2015	$312,119	$124,800	(g)	$667,780	(h)	$-			$-		$-	$8,016	(b)	$1,112,715
	2014	$264,400	$145,000	(i)	$133,055	(a)	$-		$			$-	$5,827	(b)	$548,282

John McDonald	2016	$181,182	$30,000	(j)	$43,660	(m)	$992	(n)	$		$		$7,959	(b)	$263,794
Chief Information and	2015	$163,611	$38,407	(k)	$-		$-			$-		$-	$8,016	(b)	$210,034
Principal Accounting Officer	2014	$153,484	$50,000	(l)	$-		$-			$-		$-	$7,444	(b)	$210,938

(a)	Consists of the portion of RSUs which were recognized as a period cost during the year.
(b)	Consists of cash payments for health care benefits.
(c)	Consists of a cash bonus paid during the year for services performed in 2014.
(d)	Consists of a cash bonus paid during the year. Does not include $85,000 in cash bonuses and $175,000 of stock bonuses for services performed in 2014 but not paid during the year.
(e)	Consists of a cash bonus paid during the year for services performed in 2015. Does not include $65,000 in cash bonuses for services performed in 2016 but not paid during the year.
(f)
Consists of the portion of RSUs which were recognized as a period cost during the year for services as an executive officer.  Does not include $55,304 of RSUs which were recognized as a period cost during the year for services as a board member.

(g)
Consists of a cash bonus paid during the year for services performed in 2015. Does not include $50,000 in cash bonuses and 116,279 of RSUs with a fair value of $75,000 for services performed in 2015 but not paid during the year.

(h)
Consists of the portion of RSUs which were recognized as a period cost during the year for services as an executive officer.  Does not include $163,826 of RSUs which were recognized as a period cost during the year for services as a board member.

(i)
Consists of a cash bonus paid during the year for services performed in 2013.  Does not include $100,000 cash bonus and $175,000 in stock bonus for services performed in 2014 but not paid during the year.

(j)	Consists of a cash bonus paid during the year for services performed in 2015. Does not include $34,500 in cash bonus for services performed in 2016 but not paid during the year.
(k)
Consists of a cash bonus paid during the year for services performed in 2014. Does not include $30,000 in cash bonuses and  46,512 RSUs with a fair value of $30,000 for services performed in 2015 but not paid during the year.

(l)	Consists of a cash bonus paid during the year.
(m)	Consists of 90,959 shares of common stock with a fair value of $43,660.
(n)	Consists of options to purchase 200,000 shares of common stock with a fair value of $992.

Index
Outstanding Equity Awards at Fiscal Year-End as of December 31, 2016

		Option Awards					Stock Awards
Name		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Sam Klepfish							700,000	(a)	$245,000	(c)
Sam Klepfish		100,000			$0.350	05/04/17
Sam Klepfish		100,000	-	-	$0.350	12/31/17	-		-		-
Sam Klepfish		62,500	-	-	$1.600	01/01/18	-		-		-
Sam Klepfish		100,000	-	-	$0.570	01/01/18
Sam Klepfish		62,500	-	-	$1.600	01/01/18
Sam Klepfish		100,000	-	-	$2.000	02/28/17

Justin Wiernasz							490,000	(b)	$171,500	(c)
Justin Wiernasz		100,000	-	-	$0.350	05/04/17	-		-		-	-
Justin Wiernasz		100,000	-	-	$0.350	12/31/17	-		-		-
Justin Wiernasz		62,500	-	-	$1.600	01/01/18	-		-		-
Justin Wiernasz		100,000	-	-	$0.570	01/01/18	-		-		-	-
Justin Wiernasz		62,500	-	-	$1.600	01/01/18	-		-		-
Justin Wiernasz		100,000	-	-	$2.000	02/28/17

John McDonald	(d)	25,000	-	-	$0.570	01/01/18
John McDonald		30,000	-	-	$1.600	01/01/18
John McDonald		30,000	-	-	$1.600	01/01/18

(a)
RSUs vest according to the following schedule: 400,000 will vest on July 1, 2017.  An additional 125,000 RSUs will vest contingent upon the attainment of a stock price of $2.00 per share for 20 consecutive trading days, and an additional 175,000 RSUs will vest contingent upon the attainment of a stock price of $3.00 per share for 20 consecutive  trading days.

(b)	RSUs vest according to the following schedule: 490,000 will vest on July 1, 2017.
(c)
Amounts are calculated by multiplying the number of shares shown in the table by $0.35 per share, which is the closing price of common stock on December 31, 2016 (the last trading day of the 2016 fiscal year).

(d)	Does not include options to purchase 200,000 shares of common stock which were accrued during the twelve months ended December 31, 2016, but not issued until 2017.

Index
Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (a)		Option Awards ($) (b)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joel Gold	$-	$-	(a)	$-	$-	$-	$-	$-
Sam Klepfish	$-	$-		$-	$-	$-	$-	$-
Hank Cohn	$10,000	$2,000	(b)	$-	$-	$-	$-	$12,000
Justin Wiernasz	$-	$-	(a)	$-	$-	$-	$-	$-

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

(b)    Includes 5,000 RSUs at $0.40 per share for services in 2016. Does not include 270,000 RSUs at $1.00 per share granted to each director and included in 2014 for service in years 2015, 2016, and 2017.  These RSUs are contingent upon being a member of the board in those years. The amount of $163,826 was included as a period cost for these RSUs in 2015.

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

Index
In November 2014, the employment agreement of Mr. Klepfish was amended (i) ) in the event of a change of control (as defined below) all equity based compensation (including options and restricted stock units) payable pursuant to such employment agreements, shall immediately vest and/or restrictions thereon shall lapse, and (ii) to provide that in the event of a termination without Cause (as defined in the employment agreement) they shall receive a lump sum payment equal to the greater of (x) the salary payable over the last six months of the term of the agreement, or (y) the Base Salary (as defined in the employment agreement) remaining through the end of the then-current term of the agreement.  The definition of change of control shall mean the occurrence of any of the following events: (w) the sale or transfer by the Company for at least $25 million (such consideration consisting of cash, cash equivalents, notes or securities) of more than 50% of its Voting Securities (as defined below) or substantially all of its assets; or  (x) the acquisition, other than from the Company or employees of it or any of its subsidiaries, by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934) (other than an employee benefit plan of the Company) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of more than 50% of the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the “Voting Securities”); or (y) the approval by the stockholders of the Company of a reorganization, merger, consolidation or recapitalization of the Company (a “Business Combination”), other than a Business Combination in which more than 50% of the combined voting power of the outstanding Voting Securities of the surviving or resulting entity immediately following the Business Combination is held by the persons who, immediately prior to the Business Combination, were the holders of the Voting Securities; or (z) the approval by the stockholders of the Company of a complete liquidation or dissolution of the Company, or a sale of all or substantially all of the assets of the Company.

Mr. Klepfish was awarded, as a special bonus, effective November 17, 2014, an aggregate of 1,000,000 restricted stock units (“RSU”) subject to time and performance vesting conditions, with the timing conditions as follows: 150,000 RSUs vest on each of July 1 and December 31, 2015; 300,000 RSUs vest on December 31, 2016 and 400,000 RSUs vest on July 1, 2017, and the performance conditions are as follows: for the RSUs vesting in 2015, the Corporation, on a consolidated basis, must have four months with sales above $2,500,000 during 2015, for the RSUs vesting in 2016, the Corporation, on a consolidated basis, must have four months with sales above $2,500,000 during 2016 and for the RSUs vesting in 2017, the Corporation, on a consolidated basis, must have four months with sales above $2,500,000 during 2017, provided however, that if the performance condition is not met in any year, the RSUs scheduled to vest in such year will still vest if the Corporation, on a consolidated basis, has six months with sales of at least $2,500,000  during the following year.  The company’s board of directors will modify and increase the performance requirements, with the consent of executive, if warranted and appropriate.

Effective March 29, 2017, we entered into a new employment agreement with Mr. Klepfish.  The new agreement, which  runs through December 31, 2019 maintains the current base salary, and provides for all bonuses and salary increases to be approved by a compensation committee.

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

Index
The employment agreement of Mr. Wiernasz was amended (i) ) in the event of a change of control (as defined below) all equity based compensation (including options and restricted stock units) payable pursuant to such employment agreements, shall immediately vest and/or restrictions thereon shall lapse, and (ii) to provide that in the event of a termination without Cause (as defined in the employment agreement) they shall receive a lump sum payment equal to the greater of (x) the salary payable over the last six months of the term of the agreement, or (y) the Base Salary (as defined in the employment agreement) remaining through the end of the then-current term of the agreement.  The definition of change of control shall mean the occurrence of any of the following events: (w) the sale or transfer by the Company for at least $25 million (such consideration consisting of cash, cash equivalents, notes or securities) of more than 50% of its Voting Securities (as defined below) or substantially all of its assets; or  (x) the acquisition, other than from the Company or employees of it or any of its subsidiaries, by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934) (other than an employee benefit plan of the Company) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of more than 50% of the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the “Voting Securities”); or (y) the approval by the stockholders of the Company of a reorganization, merger, consolidation or recapitalization of the Company (a “Business Combination”), other than a Business Combination in which more than 50% of the combined voting power of the outstanding Voting Securities of the surviving or resulting entity immediately following the Business Combination is held by the persons who, immediately prior to the Business Combination, were the holders of the Voting Securities; or (z) the approval by the stockholders of the Company of a complete liquidation or dissolution of the Company, or a sale of all or substantially all of the assets of the Company.

Mr. Wiernasz was awarded, as a special bonus, effective November 17, 2014, an aggregate of 1,000,000 restricted stock units (“RSU”) subject to time and performance vesting conditions, with the timing conditions as follows: 150,000 RSUs vest on each of July 1 and December 31, 2015; 300,000 RSUs vest on December 31, 2016 and 400,000 RSUs vest on July 1, 2017, and the performance conditions are as follows: for the RSUs vesting in 2015, the Corporation, on a consolidated basis, must have four months with sales above $2,500,000 during 2015, for the RSUs vesting in 2016, the Corporation, on a consolidated basis, must have four months with sales above $2,500,000 during 2016 and for the RSUs vesting in 2017, the Corporation, on a consolidated basis, must have four months with sales above $2,500,000 during 2017, provided however, that if the performance condition is not met in any year, the RSUs scheduled to vest in such year will still vest if the Corporation, on a consolidated basis, has six months with sales of at least $2,500,000  during the following year.  The company’s board of directors will modify and increase the performance requirements, with the consent of executive, if warranted and appropriate.

On March 21, 2017, the board of directors approved a $65,000 cash bonus for Mr. Wiernasz with respect to his performance in 2016.

Effective March 29, 2017, we entered into a new employment agreement with Mr. Wiernasz.  The new agreement, which  runs through December 31, 2019 maintains the current base salary, and provides for all bonuses and salary increases to be approved by the board of directors compensation committee.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 17, 2017, with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each Named Officer, and (4) all our directors and executive officers as a group.  Unless otherwise stated, each person listed below uses the Company’s address.  Pursuant to SEC rules, includes shares that the person has the right to receive within 60 days from March 17,  2017.

Name and Address of Beneficial Owners		Number of Shares Beneficially Owned	Percent of Class

Sam Klepfish (Officer, Director)	(1)	2,446,140	9.2%
Michael Ferrone	(2)	1,599,282	6.6%
Joel Gold (Director)	(3)	699,054	2.8%
Justin Wiernasz (Officer, Director)	(4)	2,349,532	8.9%
Hank Cohn (Director)	(5)	575,000	2.3%
Yorkmont Capital Partners, LP	(6)	2,073,398	8.6%
Alpha Capital Anstalt	(7)	848,812	7.5%
All officers and directors as a whole (4 persons)	(8)	6,069,726	20.3%

Index
(1)
Includes 180,000 shares of common stock held by Mr. Klepfish; options to purchase 525,000 shares of the Company’s common stock, RSUs representing 1,082,540 shares of common stock, and 658,600 shares for a convertible note payable.

(2)
Includes 1,429,282  shares of common stock held by Mr. Ferrone; and options to purchase 170,000 shares of the Company’s common stock held by Mr. Ferrone.  Mr. Ferrone’s address is Box 2484, 119 Alpine Avenue, Oak Bluffs, MA 02557.

(3)
Includes 110,654 shares of common stock held by Mr. Gold, RSUs representing 270,000 shares of common stock, and options to purchase 300,000 shares of common stock. Also includes 18,400 shares of common stock held by Mr. Gold’s spouse.

(4)	Includes 100,000 shares of common stock held by Mr. Wiernasz, options to purchase 525,000 shares of common stock, and RSUs representing 1,724,532 shares of common stock.

(5)	Includes options to purchase 300,000 shares of common stock, and RSUs representing 275,000 shares of common stock.

(6)
Consists of 2,073,398 shares of common stock held by Yorkmont Capital Partners, LP. The address of Yorkmont Capital Partners, LP is 2313 Lake Austin Blvd. Suite 202, Austin, TX 78703.  Information gathered from a Schedule 13G/A filed with the Securities and Exchange Commission on January 18, 2016.

(7)
Consists of 848,812 shares of common stock held by Alpha Capital. Excludes shares underlying warrants and convertible notes which are subject to a 9.99% blocker provision.  The address of its principal business is Pradafant 7, Furstentums 9490, Vaduzm Liechtenstein.

(8)
Includes 409,054 shares of common stock held by officers and directors.  Also includes 5,660,672 shares underlying options, RSUs, convertible notes, or shares issuable as accrued interest upon outstanding notes.

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

At December 31, 2015, the Company had an accrued liability in the amount of $160,150 representing an aggregate of 210,520 shares of common stock to be issued to officers, directors, and employees for services performed during 2013; during the twelve months ended December 31, 2016, the Company issued 210,520 RSUs in exchange  of this liability.  Also at December 31, 2015, the Company had an accrued liability in the amount of $157,780 representing 244,620 RSUs to be issued to officers and employees as a bonus for services performed in 2015;  during the twelve months ended December 31, 2016, the Company issued an aggregate of 244,620  RSUs  in exchange  of this liability.

During the twelve months ended December 31, 2016, the Company issued 95,000 shares of its common stock to an ex-Director of the Company pursuant to the exercise of RSUs.

During the twelve months ended December 31, 2016, the Company purchased the following options held by three of its officers and one of its directors: options to purchase an aggregate 92,500  shares of the Company’s common stock exercisable at a price of $0.38 per share were purchased for a total amount of $10,175, and options to purchase an aggregate 275,000 shares of the Company’s common stock exercisable at a price of $0.40 per share were purchased for a total amount of $24,750. The purchase price was calculated as the excess of the closing market price of the Company’s stock on the purchase date over the exercise price of the options.

Index

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The Company engaged Liggett & Webb P.A. (“LW”) as our  independent registered public accounting firm since November 9, 2012.  During the year ended December 31, 2016 and 2015, LW billed us audit fees of approximately $104,200 and $108,000, respectively.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by LW that are reasonably related to the performance of the audit or review of our consolidated financial statements including our quarterly interim reviews on Form 10-Q and are reported under Audit Fees above.

Tax Fees

LW tax fees were  $10,000 and $15,000 for the years ended December 31, 2016 and 2015, respectively.

All Other Fees

LW has not billed any other fees since their engagement on November 9, 2012.

For the fiscal years ended December 31, 2016 and 2015 the board of directors considered the audit fees, audit-related fees, tax fees and other fees paid to our accountants, as disclosed above, and determined that the payment of such fees was compatible with maintaining the independence of the accountants.  Our board of directors pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent registered public accounting firm, except for de minimis non-audit services that are approved by the board of directors prior to the completion of the audit.

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

10.24	Employment Agreement with Sam Klepfish dated as of March 29, 2017

10.25	Employment Agreement with Justin Wiernasz dated as of March 29, 2017

Index

14	Code of Ethics (incorporated by reference to exhibit 14 of the Company’s Form 10-KSB/A for the year ended December 31, 2006, filed with the Securities and Exchange Commission on July 31, 2008).

21	Subsidiaries of the Company

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Accounting Officer

32.1	Rule 1350 Certification of Chief Executive Officer

32.2	Rule 1350 Certification of Principal Accounting Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE FOOD HOLDINGS, INC.

By: /s/ Sam Klepfish
Sam Klepfish,
Chief Executive Officer and Director

Dated: March 30, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sam Klepfish	CEO and Director	March 30, 2017
Sam Klepfish	(Chief Executive Officer)

/s/ John McDonald	Principal Accounting Officer	March 30, 2017
John McDonald	(Principal Financial Officer)

/s/ Joel Gold	Director	March 30, 2017
Joel Gold

/s/ Hank Cohn	Director	March 30, 2017
Hank Cohn

/s/ Justin Wiernasz	Director	March 30, 2017
Justin Wiernasz