Form 10-Q
period 2017-03-31
INNOVATIVE FOOD HOLDINGS INC
filed 2017-05-15
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check One):
Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Regulation 12b-2 of the Exchange Act):   YES ☐  NO ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,401,061 shares of common stock issued and 29,987,711 shares of common stock outstanding as of May 10, 2017.

INNOVATIVE FOOD HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$2,862,923	$3,764,053
Accounts receivable net	1,894,041	1,538,395
Inventory	833,796	815,033
Other current assets	70,033	55,393
Due from related parties	-	-
Total current assets	5,660,793	6,172,874

Property and equipment, net	2,040,770	2,068,110
Investment	201,525	208,983
Intangible assets, net	1,604,617	707,684
Total assets	$9,507,705	$9,157,651
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,104,414	$3,119,533
Accrued liabilities - related parties	65,000	65,000
Accrued interest	629,909	626,873
Notes payable - related party, current portion	-	164,650
Notes payable - current portion, net of discount	1,480,729	1,424,432
Total current liabilities	4,280,052	5,400,488

Contingent liability	400,000	-
Other long-term liabilities	200,000	-
Note payable - long term portion, net of discount	1,025,734	1,137,811
Total liabilities	5,905,786	6,538,299

Stockholders’ equity
Common stock: $0.0001 par value; 500,000,000 shares authorized; 28,645,594 and 25,301,816 shares issued, and 27,232,244 and 24,568,157 shares outstanding at March 31, 2017 and December 31, 2016, respectively	2,862	2,528
Additional paid-in capital	34,552,362	33,974,470
Treasury stock: 1,198,942 and 519,254 shares outstanding at March 31, 2017 and December 31, 2016, respectively	(505,245)	(174,949)
Accumulated deficit	(30,448,060)	(31,182,697)
Total stockholders’ equity	3,601,919	2,619,352

Total liabilities and stockholders’ equity	$9,507,705	$9,157,651

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2017	2016

Revenue	$9,485,164	$8,015,341
Cost of goods sold	6,434,232	5,670,738
Gross margin	3,050,932	2,344,603

Selling, general and administrative expenses	2,200,096	1,832,308
Total operating expenses	2,200,096	1,832,308

Operating income	850,836	512,295

Other (income) expense:
Interest expense, net	116,199	131,649
Total other (income) expense	116,199	131,649

Net income (loss) before taxes	734,637	380,646

Income tax expense	-	-

Net income from continuing operations	$734,637	$380,646

Net income from discontinued operations	-	4,447,279

Consolidated net income	$734,637	$4,827,925

Net income per share from continuing operations - basic	$0.029	$0.015

Net income per share from discontinued operations - basic	$-	$0.180

Net income per share from continuing operations - diluted	$0.026	$0.015

Net income per share from discontinued operations - diluted	$-	$0.170

Weighted average shares outstanding - basic	25,707,164	24,687,589

Weighted average shares outstanding - diluted	31,854,060	26,198,706

 See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2017	2016

Cash flows from operating activities:
Net income	$734,637	$4,827,925
Gain on sale of investment		-
Gain on sale of discontinued operations	-	(7,201,196)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	130,407	209,185
Stock based compensation	160,896	242,605
Stock based compensation for TFD employees	-	1,028,908
Amortization of discount on notes payable	92,509	92,509
Allowance for doubtful accounts	-	2,325

Changes in assets and liabilities:
Accounts receivable, net	(355,646)	32,020
Deferred revenue	-	289,254
Inventory and other current assets, net	(33,403)	258,987
Accounts payable and accrued expenses - related party	-	(116,018)
Accounts payable and accrued expenses	(1,097,421)	775,686
Due from related party	-	110
Net cash (used in) provided by operating activities	(368,021)	442,300

Cash flows from investing activities:
Cash decrease due to sale of discontinued operations	-	(470,482)
Acquisition of property and equipment	-	(6,296)
Cash paid in the acquisition of Oasis	(300,000)	-
Net cash (used in) investing activities	(300,000)	(476,778)

Cash flows from financing activities:
Purchase of stock options from employees	(34,925)	-
Common stock sold for exercise of warrants	68,697	-
Payments made on revolving credit facilities	-	(641,831)
Borrowings on revolving credit facilities	-	805,959
Purchase of treasury stock	(18,592)
Principal payments on debt	(246,008)	(691,416)
Principal payments capital leases	(2,281)	(8,094)
Net cash (used in) financing activities	(233,109)	(535,382)

(Decrease) in cash and cash equivalents	(901,130)	(569,860)

Cash and cash equivalents at beginning of period	3,764,053	2,137,289

Cash and cash equivalents at end of period	$2,862,923	$1,567,429
Cash and cash equivalents at end of period - discontinued operations	$-	$491,969

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$96,318	$48,250

Taxes	$-	$-

Non-cash financing and investing transactions:
Common stock issued for conversion of note payable by related party	$164,650	$-
Note payable issued for acquisition	$100,000	$-
Equipment acquired under capital lease	$-	$9,217

 See notes to these unaudited condensed consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Innovative Food Holdings, Inc., and its wholly owned subsidiaries, some of which are non-operating, Artisan Specialty Foods, Inc. (“Artisan”), Food Innovations, Inc. (“Food Innovations” or “FII”), Food New Media Group, Inc. (“FNM”), Oasis Sales Corp. (“Oasis”), Organic Food Brokers, Inc. (“OFB”), Gourmet Food Service Group, Inc. (“GFG”), Gourmet Foodservice Warehouse, Inc., The Haley Group, Inc. (“Haley”), 4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.), (“Gourmet” and collectively with IVFH and the other subsidiaries, the “Company” or “IVFH”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All material intercompany transactions have been eliminated upon consolidation of these entities.

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes as contained in Form 10-K for the year ended December 31, 2016.  In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations to be expected for the full year.

Discontinued Operations

On February 23, 2016, the Company consummated the sale of 90% of our ownership in The Fresh Diet (“FD”).   As a result of the sale, the results of operations for all periods have been included in “Net income from discontinued operations” in our condensed consolidated statements of operations for the three months ended March 31, 2016.

2. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Our business is currently conducted by our wholly-owned subsidiaries, Artisan, Food Innovations, Food New Media Group, Inc. (“FNM”), Organic Food Brokers (“OFB”), Gourmet Food Service Group, Inc. (“GFG”), Gourmet Foodservice Warehouse, Inc., Gourmeting, Inc., The Haley Group, Inc. (“Haley”), Oasis Sales Corp. (“Oasis”), 4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.), (“Gourmet” and collectively with IVFH and its other subsidiaries, the “Company” or “IVFH”).  Overall, our business activities are focused around the distribution or the enabling of distribution of high quality, unique specialty food and food related products ranging from specialty foodservice products to Consumer Packaged Goods (“CPG”) products through a variety of sales channels.  Since its incorporation, the Company primarily through FII’s relationship with US Foods, Inc. (“U.S. Foods” or “USF”), has been in the business of providing premium restaurants and other foodservice establishments, within 24 – 72 hours, with the freshest origin-specific perishable, and healthcare products shipped directly from our network of vendors and from our warehouses. Our customers include restaurants, hotels, country clubs, national chain accounts, casinos, hospitals and catering houses. Gourmet has been in the business of providing specialty food e-commerce consumers, through its own website at www.forethegourmet.com and through www.amazon.com, with unique specialty gourmet food products shipped directly from our network of vendors and from our warehouses within 24 – 72 hours. GFG is focused on expanding the Company’s program offerings to additional customers.  In our business model, we receive orders from our customers and then work closely with our suppliers and our warehouse facilities to have the orders fulfilled.  In order to maintain freshness and quality, we carefully select our suppliers based upon, among other factors, their quality, uniqueness, reliability and access to overnight courier services.

Artisan is a supplier of over 1,500 niche gourmet products to over 500 customers in the Greater Chicago area.  Haley is a dedicated foodservice consulting and advisory firm that works closely with companies to access private label and manufacturers’ label food service opportunities with the intent of helping them launch and commercialize new products in the foodservice industry. OFB and Oasis are outsourced national sales and brand management teams for emerging organic and specialty food CPG companies of a variety of sizes and business stages, and provide emerging CPG specialty food brands distribution and shelf placement access in key major metro markets in the retail food industry.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Innovative Food Holdings, Inc., and its wholly owned operating subsidiaries, Artisan, Food Innovations, FNM, OFB, Oasis, GFG, Gourmet Foodservice Warehouse, Inc., Gourmeting, Inc., Haley, and Gourmet. All accounts of FD have been included under discontinued operations. All material intercompany transactions have been eliminated upon consolidation of these entities.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At March 31, 2017 and December 31, 2016, trade receivables from the Company’s largest customer amount to 51% and 44%, respectively, of total trade receivables.

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

Dilutive shares at March 31, 2017:

Convertible notes and interest:
At March 31, 2017, the Company had outstanding convertible notes payable in the aggregate principal amount of $647,565 with accrued interest of $629,909 convertible at the rate of $0.25 per share into an aggregate of 5,109,896 shares of common stock.

Warrants:
At March 31, 2017, the Company had outstanding warrants for holders to purchase the following additional shares: 2,294,491 shares at a price of $0.575 per share; 448,010 shares at a price of $0.55 per share; and 700,000 shares at a price of $0.01 per share.

Stock Options:
At March 31, 2017, the Company had outstanding options for holders to purchase the following additional shares: 37,500 shares at a price of $3.50 per share; 30,000 shares at a price of $3.40 per share; 37,500 shares at a price of $2.50 per share; 20,000 shares at a price of $2.40 per share; 50,000 shares at a price of $2.00 per share; 190,000 shares at a price of $1.90 per share; 75,000 shares at a price of $1.70 per share; 310,000 shares at a price of $1.60 per share; 100,000 shares at a price of $1.46 per share; 50,000 shares at a price of $1.43 per share; 100,000 shares at a price of $1.42 per share; 150,000 shares at a price of $1.31 per share; 275,000 shares at a price of $0.57 per share; and 1,170,000 shares at a price of $0.35 per share.

RSUs:
During the three months ended March 31, 2017, the Company cancelled all outstanding restricted stock units (“RSUs”) and replaced them with common stock or restricted stock units; see note 16. At March 31, 2017, there are no RSUs outstanding.

We recognized stock-based compensation expense for RSUs in a straight-line manner over the vesting period of the grant. This resulted in stock-based compensation expense of $0 and $237,667 related to recognition of RSUs during the three months ended March 31, 2017 and 2016, respectively.

Restricted Stock Awards
During the three months ended March 31,2017, the Company cancelled unvested RSUs representing 1,370,000 shares of common stock and replaced them with restricted stock awards also representing 1,370,000 shares of common stock.  The restricted stock awards will vest over the same vesting period and under the same terms as the RSUs they replaced. During the three months ended March 31, 2017, the Company recognized expense of $120,104 for the vesting of restricted stock awards, the same amount of expense that would have been recognized had the RSUs not been replaced by the restricted stock awards.   As the restricted stock awards were not in place during the three months ended March 31, 2016, there was no such cost during that period.

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

RSUs:
At March 31, 2016, the Company has issued RSUs for the potential issuance of shares of the Company’s common stock for the purpose of aligning executives and employees of the Company and for the purpose of compensation for serving as members of the Board of Directors of the Company and for the purposes of retaining qualified personnel at compensation levels that otherwise would not be available should the company have been required to pay certain salaries in cash only. Certain of the RSUs were issued to members of the board of directors of the Company (“Board RSUs”); certain RSUs were issued to the executive officers of the Company (“Executive RSUs”); certain RSUs were issued to employees of the Company (“Employee RSUs”); and certain RSUs were issued to employees of The Fresh Diet (“FD RSUs”).

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

We recognized stock-based compensation expense for RSUs in a straight-line manner over the vesting period of the grant. This resulted in stock-based compensation expense (continuing operations) of $237,667 related to recognition of RSUs during the three months ended March 31, 2016.

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

Management reviewed currently issued pronouncements during the three months ended March 31, 2017, and does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

3.  ACQUISITION

Pursuant to the Oasis Asset Purchase Agreement, effective January 1, 2017, the Company, through its wholly-owned subsidiary Oasis Sales Corp., purchased certain assets of Oasis Sales and Marketing, L.L.C., a California limited liability company.  The purchase price was consisted of $300,000 cash; a two-year promissory note in the amount of $100,000, and a structured equity instrument (the “SEI”) in the amount of $200,000. In addition, the Company is contingently liable for certain performance-based payments over the twenty-four months following the acquisition date up to a maximum of $400,000 (“Earnout Payments”) .  The SEI is recorded as Other Long Term Liabilities on the Company’s balance sheet at March 31, 2017. The SEI can be paid in cash or shares of the Company’s stock at the Company’s option, at any time, or is automatically payable via the issuance of 200,000 shares of the Company’s stock if the Company’s shares close above $1.00 for ten consecutive days. The Company believes it is likely that the Earnout Payments will be made, and accordingly has recorded the entire amount of $400,000 as a contingent liability on its balance sheet at March 31, 2017.   The amount of $800,000 was allocated to customer lists, an intangible asset with a useful life of 60 months; and the amount of $200,000 was allocated to a non-compete agreement, an intangible assets with a useful life of 48 months.  A total of $52,500 was amortized to operations during the three months ended March 31, 2017.  The Company has presented preliminary estimates of the fair value of the intangible assets acquired.  The Company is in the process of finalizing its review and evaluation of the related valuation assumptions supporting its fair value estimates of acquired intangible assets; therefore, the estimates used herein are subject to change.  This may result in adjustments to the values presented.

4.  DISCONTINUED OPERATIONS

Effective February 23, 2016, the Company closed a transaction to sell 90% of our ownership in The Fresh Diet, Inc. (“FD”) to New Fresh Co., LLC, a Florida limited liability company controlled by the former founder of FD.  The consideration to Innovative Food Holdings consisted primarily of a restructuring of our loans, which includes the ability to convert to additional amounts of FD under certain circumstances. Aside from any payments related to liabilities previously accrued by the Company, there were no other cash outflows related to  the discontinued operations. During the twelve months ended December 31, 2016, the Company accrued the amount of $850,000 representing the amount due based on an agreement signed in 2017.  The agreement involved the purchase of rights to 1,450,000 RSUs and the purchase of 642,688 shares of the Company’s common stock.  During the three months ended March 31, 2017, the Company paid cash for liabilities related to discontinued operations in the amount of $1,230,497.  The Company also retired 642,688 shares of the Company stock to treasury.

ASC 360-10-45-9 requires that a long-lived asset (disposal group) to be sold shall be classified as held for sale in the period in which a set of criteria have been met, including criteria that the sale of the asset (disposal group) is probable and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. This criteria was achieved on February 9, 2016. Additionally, the discontinued operations are comprised of the entirety of FD, excluding corporate services expenses. Lastly, for comparability purposes certain prior period line items relating to the assets held for sale have been reclassified and presented as discontinued operations for all periods presented in the accompanying condensed consolidated statements of operations.  The following information presents the major classes of line items constituting the after-tax income from discontinued operations in the condensed consolidated statements of operations:

For the Three Months Ended
March 31,
2016
Revenue	$2,389,950
Cost of goods sold	1,764,834
Gross margin	625,116

Selling, general and administrative expenses	3,368,213
Total operating expenses	3,368,213

Operating loss	(2,743,097)

Other (income) expense:
Gain on sale of discontinued operations	(7,201,196)
Interest expense, net	10,820
Total other (income) expense	(7,190,376)

Income from discontinued operations, net of tax	$4,447,279

The following information presents the major classes of line items constituting significant operating and investing cash flow activities in the consolidated statements of cash flows relating to discontinued operations:

For the Three Months Ended March 31,
2016
Cash Flow: Major line items

Depreciation and Amortization	39,509
Non-cash compensation	1,028,908
Purchase of equipment	(6,296)
Cash from revolving credit facilities	685,959
Payments made on revolving credit facilities	(641,831)
Principal payments made on notes payable	(7,074)
Principal payments made on capital leases	(8,094)

The components of the gain on sale and income from discontinued operations are as follows:

February 22, 2016

Receivable due from buyer, net of reserve of $8,700,000	$-
Net proceeds from sale of assets and liabilities	-

Assets sold	(6,225,073)
Liabilities sold	13,426,269
Net liabilities sold	7,201,196

Gain on sale	7,201,196

Loss from discontinued operations before income tax	(2,753,917)
Income tax expense	-

Income from discontinued operations	$4,447,279

5. ACCOUNTS RECEIVABLE

At March 31, 2017 and December 31, 2016, accounts receivable consists of:

	March 31, 2017	December 31, 2016
Accounts receivable from customers	$1,902,816	$1,546,518
Allowance for doubtful accounts	(8,775)	(8,123)
Accounts receivable, net	$1,894,041	$1,538,395

6. INVENTORY

Inventory consists primarily of specialty food products.  At March 31, 2017 and December 31, 2016, inventory consisted of the following:

	March 31, 2017	December 31, 2016
Finished Goods Inventory	$833,796	$815,033

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

On May 14, 2015, the Company purchased a building and property located at 2528 S. 27th Avenue, Broadview, Illinois 60155. The property consists of approximately 1.33 acres of land and approximately 28,711 square feet of combined office and warehouse space. The purchase price of $914,350 was initially financed primarily by a draw-down of $900,000 on the Company’s credit facility with Fifth Third Bank. On May 29, 2015, a permanent financing facility was provided by Fifth Third Bank in the form of a loan in the amount of $980,000. $900,000 of this amount was used to pay the balance of the credit facility; the additional $80,000 was used for refrigeration and other improvements at the property. The interest on the loan is at the LIBOR rate plus 3.0%.  The building is used for office and warehouse space for the Company’s Artisan subsidiary.  During the twelve months ended December 31, 2015, the Company paid a total of $474,301 for various building improvements, furniture, fixtures, and equipment related to this property. Depreciation on the building and the related improvements, furniture, fixtures, and equipment began when Artisan occupied the facility in October, 2015.

A summary of property and equipment at March 31, 2017 and December 31, 2016, was as follows:

	March 31, 2017	December 31, 2016
Land	$385,523	$385,523
Building	1,326,165	1,326,165
Computer and Office Equipment	466,177	466,177
Warehouse Equipment	226,953	226,953
Furniture, Fixtures	454,743	454,743
Vehicles	40,064	40,064
Total before accumulated depreciation	2,899,625	2,899,625
Less: accumulated depreciation	(858,855)	(831,515)
Total	$2,040,770	$2,068,110

Depreciation and amortization expense for property and equipment amounted to $27,340 and $36,359 for the three months ended March 31, 2017 and 2016, respectively.

8. INVESTMENTS

The Company has made investments in certain early stage food related companies which it expects can benefit from synergies with the Company’s various operating businesses.  At March 31, 2017, the Company has investments in three food related companies in the aggregate amount of $201,525.  The Company does not have significant influence over the operations of the companies it invests in.

9. INTANGIBLE ASSETS

The Company acquired certain intangible assets pursuant to the acquisition of Artisan, Oasis (see note 3), and OFB, and the acquisition of certain assets of The Haley Group, LLC. The following is the net book value of these assets:

	March 31, 2017
		Accumulated
	Gross	Amortization	Net
Trade Name	$217,000	$-	$217,000
Non-Compete Agreement	444,000	(256,500)	187,500
Customer Relationships	1,930,994	(881,877)	1,049,117
Goodwill	151,000	-	151,000
Total	$2,742,994	$(1,138,377)	$1,604,617

	December 31, 2016
		Accumulated
	Gross	Amortization	Net
Trade Name	$217,000	$-	$217,000
Non-Compete Agreement	244,000	(244,000)	-
Customer Relationships	1,130,994	(791,310)	339,684
Goodwill	151,000	-	151,000
Total	$1,742,994	$(1,035,310)	$707,684

Total amortization expense charged to continuing operations for the three months ended March 31, 2017 and 2016 was $103,067 and $65,817, respectively.

The trade names are not considered finite-lived assets, and are not being amortized.  The non-compete agreements are being amortized over a period of 48 months. The customer relationships acquired in the Artisan, Haley, Oasis, and OFB transactions are being amortized over periods of 60, 36, 60, and 60 months, respectively.

As detailed in ASC 350, the Company tests for goodwill impairment in the fourth quarter of each year and whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.  As detailed in ASC 350-20-35-3A, in performing its testing for goodwill impairment, management has completed a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. To complete this review, management followed the steps in ASC 350-20-35-3C to evaluate the fair value of goodwill and considered all known events and circumstances that might trigger an impairment of goodwill. The analysis completed in 2016 determined that there was no impairment to goodwill assets related to the Artisan and Haley transactions.

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Trade payables	$1,718,681	$1,547,603
Accrued costs of discontinued operations	248,390	1,478,887
Accrued payroll and commissions	137,343	93,043
Total	$2,104,414	$3,119,533

At March 31, 2017 and December 31, 2016, accrued liabilities to related parties of $65,000 consisted of accrued bonus.

11. ACCRUED INTEREST

At March 31, 2017, accrued interest was $629,909, convertible at the option of the note holders into the Company’s common stock a price of $0.25 per share, or a total of 2,519,636 shares. During the three months ended March 31, 2017, the Company paid cash for interest in the aggregate amount of $22,029.

At December 31, 2016, accrued interest was $626,873, convertible at the option of the note holders into the Company’s common stock a price of $0.25 per share, or a total of 2,507,492 shares. During the twelve months ended December 31, 2016, the Company paid cash for interest in the aggregate amount of $96,318.

12. REVOLVING CREDIT FACILITIES

	March 31, 2017	December 31, 2016

Line of credit facility with Fifth Third Bank in the original amount of $1,000,000 with an interest rate of LIBOR plus 3.25%. In August 2015, the amount of the credit facility was increased to $1,500,000 and the due date was extended to August 1, 2016. In August 2016, this credit facility was extended to August 1, 2017. During the twelve months ended December 31, 2016, the Company made net borrowings in the amount of $120,000 from this facility, and transferred principal in the amount of $1,200,000 from this credit facility to a new term loan established with Fifth Third Bank. There was no activity on this credit facility during the three months ended March 31, 2017.
	$-	$-

Total	$-	$-

13. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

	March 31, 2017	December 31, 2016

Term loan dated as of August 5, 2016 in the original amount of $1,200,000 payable to Fifth Third Bank. This loan is secured by the Company’s tangible and intangible personal property and bears interest at the rate of LIBOR plus 4.5%.  Principal payments in the amount of $66,667 are due monthly along with accrued interest beginning September 5, 2016. The entire principal balance and all accrued interest is due on the maturity date of February 5, 2018. During the twelve months ended December 31, 2016, the Company transferred principal in the amount of $1,200,000 from the line of credit facility with Fifth Third Bank into this term loan. During the three months ended March 31, 2017, the Company made principal and interest payments on this loan in the amounts of $200,000 and $10,455, respectively.
	$714,033	$914,033

Secured mortgage note payable for the acquisition of land and building in Bonita Springs, Florida in the amount of $546,000. Principal payments of $4,550 and interest at the rate of Libor plus 3% are due monthly. The balance of the principal amount will be due February 28, 2018. During the three months ended March 31, 2017, the Company made payments of principal and interest on this note in the amounts of $13,650 and $3,127, respectively	323,050	336,700

Secured mortgage note payable for the acquisition of land and building in Broadview, Illinois in the amount of $980,000. Payments of $8,167 including principal and interest at the rate of LIBOR plus 2.75% are due monthly through April 2020, the remaining principal balance in the amount of $490,000 will be due May 29, 2020. During the three months ended March 31, 2017, the Company made payments of principal and interest on this note in the amounts of $24,500 and $7,401, respectively.	800,333	824,833

A total of 17 convertible notes payable in the aggregate amount of $647,565 (the “Convertible Notes Payable”). Certain of the Convertible Notes Payable contain cross default provisions, and are secured by subordinated interest in a majority of the Company’s assets. The Convertible Notes Payable bear interest at the rate of 1.9% per annum; principal and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share; however, the interest may be paid in cash by the Company and certain limited amounts of principle may also be prepaid in cash. Effective May 13, 2014, the due date of these notes was extended from May 15, 2014 to December 31, 2015, and a discount to the notes in the aggregate amount of $732,565 was recorded to recognize the value of the beneficial conversion feature embedded in the extension of the term of the notes. In March 2015 the notes were further extended to January 1, 2016.  On September 30, 2015, the notes in the amount of $647,565 were further extended to July 1, 2017, and a discount in the amount of $647,565 was recorded to recognize the value of the beneficial conversion featured embedded in the extension of the term of the notes.  During the three months ended March 31, 2017, $95,209 of this discount was charged to operations. During the three months ended March 31, 2017, the Company accrued interest in the amount of $3,036 on these notes.
	647,565	647,565

Unsecured note to Sam Klepfish for $164,650 which may not be prepaid without Mr. Klepfish’s consent, originally carrying an interest rate of 8% per annum and no due date.  As of July 1, 2014, the interest rate was reduced to 1.9% and as of November 17, 2014 the interest rate was further reduced to 0%. During the three months ended December 31, 2015, interest in the amount of $54,150 was capitalized, and the aggregate principal amount of $164,650 was extended to July 1, 2017. This note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. During the three months ended March 31, 2017, the entire principal balance of this note in the amount of $164,650 was converted into 658,600 shares of the Company’s common stock.
	-	164,650

	March 31, 2017	December 31, 2016

Unsecured promissory note in the amount of $100,000 dated January 1, 2017 bearing interest at the rate of 2.91% per annum issued in connection with the Oasis acquisition. Payments in the amount of $4,297 consisting of principal and interest are to be made monthly beginning February 15, 2017 for twenty-four months until paid in full. During the three months ended March 31, 2017, the Company made principal and interest payments on this note in the amounts of $7,858 and $736, respectively.	92,142	-

Capital lease obligations under a lease agreement for a forklift payable in thirty-six monthly installments of $274 including interest at the rate of 4.46%. During the three months ended March 31, 2017, the Company made principal and interest payments on this lease obligation in the amounts of $760 and $62, respectively.	5,018	5,778

Capital lease obligations under a lease agreement for a forklift payable in thirty-six monthly installments of $579 including interest at the rate of 4.83%. During the three months ended March 31, 2017, the Company made principal and interest payments on this lease obligation in the amounts of $1,521 and $216, respectively.	16,833	18,534

Total	$2,598,974	$2,911,913

Less: Discount	(92,511)	(185,020)

Net	$2,506,463	$2,726,893
Current maturities, net of discount	$1,480,729	$1,589,082
Long-term portion, net of discount	1,025,734	1,137,811
Total	$2,506,463	$2,726,893

	For the Three Months Ended March 31,
	2017	2016
Discount on Notes Payable amortized to interest expense:	$92,509	$92,509

At March 31, 2017 and December 31, 2016, the Company had unamortized discounts to notes payable in the aggregate amount of $92,511 and $185,020, respectively.

Aggregate maturities of long-term notes payable as of March 31, 2017 are as follows:

For the twelve months ended March 31,

2018	$1,573,239
2019	204,128
2020	156,024
2021	560,933
2022	54,600
Thereafter	50,050
Total	$2,598,974

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

14. RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2017:

The Company cancelled RSUs held by its Chief Executive Officer representing 1,382,540 shares of common stock, of which 700,000 were unvested and 682,540 were vested. In place of the 682,540 vested cancelled RSUs, the Company issued a net amount of 586,586 shares of common stock.  The remaining 95,954 shares of the 682,540 cancelled vested RSUs were not issued and instead the cash value of those shares was held back by the Company to pay certain taxes related to the issuance.  In addition, the 700,000 unvested RSUs were replaced with restricted stock awards under the same terms and conditions as the 700,000 RSUs.  See note 16.

The Company cancelled RSUs held by its President representing 1,724,532 shares of common stock, of which 490,000 were unvested and 1,234,532 were vested. In place of the 1,234,532 vested cancelled RSUs, the Company issued a net amount of 928,027 shares of common stock.  The remaining 306,505 shares of the 1,234,532 cancelled vested RSUs were not issued and instead the cash value of those shares was held back by the Company to pay certain taxes related to the issuance.  In addition, the 490,000 unvested RSUs were replaced with restricted stock awards under the same terms and conditions as the 490,000 RSUs.  See note 16.

The Company cancelled RSUs held by its two of its Directors representing 545,000 shares of common stock, of which 180,000 were unvested and 365,000 were vested. In place of the 365,000 vested cancelled RSUs, the Company issued 365,000 shares of common stock.  In addition, the 180,000 unvested RSUs were replaced with restricted stock awards under the same terms and conditions as the 180,000 RSUs. See note 16.

The Company’s Chief Executive Officer converted a note payable in the amount of $164,650 into 658,600 shares of common stock.

The Company acquired options to purchase 100,000 shares of the Company’s common stock from its President for $9,000 cash, which was the difference between the exercise price of the options and the market price of the stock on the date of purchase.

The Company acquired options to purchase 140,000 shares of the Company’s common stock from its President for $13,400 cash, which was the difference between the exercise price of the options and the market price of the stock on the date of purchase.

The Company acquired options to purchase 87,500 shares of the Company’s common stock from its Principal Accounting Officer for $8,125 cash, which was the difference between the exercise price of the options and the market price of the stock on the date of purchase.

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

15. COMMITMENTS AND CONTINGENT LIABILITIES

Contingent Liability
Pursuant to the Oasis acquisition, the Company is contingently liable for certain performance-based payments over the twenty-four months following the acquisition date. The Company believes it is likely that these payments will be made, and accordingly recorded the entire amount of $400,000 as a contingent liability on its balance sheet at acquisition.

Litigation
From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

16. EQUITY

Common Stock
At March 31, 2017 and December 31, 2016, a total of 1,376,350 and 733,659 shares, respectively, are deemed issued but not outstanding by the Company.

Three months ended March 31, 2017:

The Company issued 274,783 shares of common stock for cash of $68,697 pursuant to the exercise of warrants.

The Company purchased options to purchase a total of 367,500 shares of common stock from two executive officers, and employee, and a board member for an aggregate $34,925 in cash, which was the difference between the exercise price of the options and the market price of the stock on the date of purchase.  The Company charged the amount of $34,925 to additional paid-in capital.

The Company charged the amount of $120,104 to additional paid-in capital representing the vesting of restricted stock awards issued to officers.

The Company issued 658,600 shares of common stock to its Chief Executive Officer for conversion of a note payable in the amount of $164,650.

The Company issued a net amount of 2,410,392 shares of common stock (net of  623,813 shares held back by the Company to pay certain taxes owed related to the issuance) to employees, officers, and directors in satisfaction of the following obligations: vested RSUs representing 2,533,246 shares of common stock, and bonus shares and shares previously accrued representing 500,959 shares of common stock.  The Company charged the amount of $33,453 to additional paid-in capital representing the value of these shares that had not been previously charged to operations.

The Company retired to treasury 642,688 shares of common stock pursuant to an agreement signed to acquire those shares.  The Company also retired to treasury an aggregate of 37,000 shares of common stock purchased on the open market for cash of $18,592.

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

Warrants

The following table summarizes the significant terms of warrants outstanding at March 31, 2017. These warrants may be settled in cash and, unless the underlying shares are registered, via cashless conversion, into shares of the Company’s common stock at the request of the warrant holder. These warrants were granted as part of a financing agreement:

Range of exercise Prices	Number of warrants Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding Warrants	Number of warrants Exercisable	Weighted average exercise price of exercisable Warrants
$0.010	700,000	3.13	$0.010	700,000	$0.010

$0.550	448,010	0.25	$0.550	448,010	$0.550

$0.575	2,294,491	0.25	$0.575	2,294,491	$0.575
	3,442,501	0.84	$0.457	3,442,501	$0.457

Transactions involving warrants are summarized as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Warrants outstanding at December 31, 2016	3,537,284	$0.451

Granted	-	-
Exercised	(94,783)	$0.250
Cancelled / Expired	-	-

Warrants outstanding at March 31, 2017	3,442,501	$0.457

Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.35	1,170,000	0.41	$0.350	1,170,000	$0.35

$0.57	275,000	0.86	$0.570	275,000	$0.57

$1.31	150,000	1.42	$1.310	150,000	$1.31

$1.42	100,000	1.22	$1.420	100,000	$1.42

$1.43	50,000	1.75	$1.750	50,000	$1.75

$1.46	100,000	1.25	$1.460	100,000	$1.46

$1.60	310,000	0.76	$1.600	310,000	$1.60

$1.70	75,000	1.04	$1.700	75,000	$1.70

$1.90	190,000	2.10	$1.900	15,000	$1.90

$2.00	50,000	1.04	$2.000	50,000	$2.00

$2.40	20,000	1.17	$2.400	20,000	$2.40

$2.50	37,500	1.04	$2.500	37,500	$1.04

$3.40	30,000	1.17	$3.400	30,000	$3.40

$3.50	37,500	1.04	$3.500	37,500	$3.500
	2,595,000	0.84	$0.995	2,445,000	$0.995

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2016	2,445,000	$1.005

Granted	650,000	$1.731
Exercised	-	$-
Cancelled / Expired	(500,000)	$2.000

Options outstanding at March 31, 2017	2,595,000	$0.995

Aggregate intrinsic value of options outstanding and exercisable at March 31, 2017 and 2016 was $583,500 and $313,730, respectively.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.65 and $0.55 as of March 31, 2017 and 2016, respectively, and the exercise price multiplied by the number of options outstanding.

During the three months ended March 31, 2017, and 2016 the Company charged a total of $7,339 and $4,938, respectively, to operations related to recognized stock-based compensation expense for employee stock options.

Accounting for warrants and stock options

The Company valued warrants and options using the Black-Scholes valuation model utilizing the following variables:

March 31,
2017
Volatility	56.9%
Dividends	$-
Risk-free interest rates	0.87%
Term (years)	0.78-2.44

Restricted Stock Units (“RSUs”)

During the three months ended March 31, 2017, the Company cancelled all of its outstanding RSUs and issued the following:  For vested RSUs representing 3,104,205 shares of common stock, the Company issued a net amount of 2,410,392 shares of restricted common stock (net of 623,813 shares held back by the Company to pay certain taxes owed related to the issuance); for unvested RSUs representing 1,370,000 shares of common stock, the Company issued 1,370,000 shares of restricted common stock under the same terms as the cancelled RSUs.  1,070,000 of the restricted stock awards will vest on June 30, 2017, the same date at which the RSUs which they replaced would have vested.  The remaining 300,000 restricted stock awards vesting is contingent upon meeting certain price and volume conditions related to the Company’s stock; these conditions are the same conditions required for vesting of the cancelled RSUs.  The Company charged the amount of $120,104 to operations during the three months ended March 31, 2017 representing the amortization of the cost of these restricted stock awards.  The $120,104 charged to operations is the  same amount that the Company would have charged for the RSUs that were cancelled had they not been cancelled.
RSUs expense during the three months ended March 31, 2017 and 2016 are summarized in the table below:

	March 31,
	2017	2016

RSUs expense – Continuing operations	$-	$237,667
RSUs expense – Discontinued operations	-	813,908
Total	$-	$1,051,575

17. SUBSEQUENT EVENTS

In April 2017, a former board member exercised options to purchase 100,000 shares of common stock at a price of $0.35 per share. The Company expects to issue these shares in May 2017.

In April 2017, the Company issued 70,000 shares of common stock with a fair value of $33,600 to an employee as a bonus.

In April and May 2017, the Company issued 2,685,467 shares of common stock to investors for the conversion of principal and accrued interest on notes payable in the amounts of $146,377 and $524,990, respectively.

In May 2017, the Company purchased options to purchase a total of 400,000 shares of common stock from four board members (100,000 from each board member) for an aggregate of $96,000 in cash, which was the difference between the exercise price of the options and the market price of the stock on the date of purchase.

In May 2017, the Company extended term of options held by a former board member to purchase 100,000 shares of comment stock for a period of 46 days.

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

Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $8,775 for doubtful accounts receivable at March 31, 2017, and $47,368 at March 31, 2016. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

On August 15, 2014, pursuant to a merger agreement (the “Fresh Diet Merger Agreement”), the Company acquired The Fresh Diet, Inc. (“The Fresh Diet” or “FD”) through a reverse triangular merger as the registrant created a subsidiary corporation (FD Acquisition Corp) that merged with and into FD with FD being the surviving corporation and becoming a wholly-owned subsidiary of the Company. The purchase price consisted of 10,000,000 shares of the Company’s common stock valued at $14,000,000. The majority of FD’s current liabilities consisted of approximately $3.8 million of deferred revenues and approximately $2.1 million in short term commercial loans and there were additional ordinary course of business expenses such as trade payables, payroll and sales taxes which varied from month to month. In addition, it had some long term obligations the bulk of which consisted of interest free loans from FD’s former shareholders in the amount of approximately $2.2 million which were not due for three years.  Prior to the merger FD had purchased an immaterial amount of product from the Company.  FD operated as an independent subsidiary subject to oversight of its board of directors and the Company’s President and CEO.  Effective February 23, 2016, the Company closed a transaction to sell 90% of our ownership in FD to New Fresh Co., LLC, a Florida limited liability company controlled by the former founder of FD who was appointed Interim CEO of FD on February 9, 2016.  The consideration to Innovative Food Holdings consisted primarily of a restructuring of our loans, which includes the ability to convert to additional amounts of FD under certain circumstances. Aside from payments related to previously accrued liabilities there were no  cash inflows or outflows from or to the discontinued operations.

Transactions With a Major Customer

Transactions with a major customer and related economic dependence information is set forth immediately below and above in Note 2 to the Condensed Consolidated Financial Statements and also in our Annual Report on Form 10-K for the year ended December 31, 2016 (1) following our discussion of Liquidity and Capital Resources, (2) Concentrations of Credit Risk in Note 17 to the Consolidated Financial Statements, and (3) as the fourth item under Risk Factors.

Relationship with U.S. Foods

We have historically sold the majority of our products, $6,885,179 and $5,863,243  for the three months ended March 31, 2017 and 2016, respectively (73% and 73% of total sales in three months ended March 31, 2017 and 2016, respectively) through a distributor relationship between FII and Next Day Gourmet, L.P., a subsidiary of U.S. Foods, a leading broadline distributor. On January 26, 2015 we executed a contract between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods.  The term of the Agreement is from January 1, 2015 through December 31, 2016 and provides for up to three (3) automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew. Based on the terms, the Agreement was extended through 2017.

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

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenue

Revenue increased by $1,469,823 or approximately 18.3% to $9,485,164 for the three months ended March 31, 2017 from $8,015,341 in the prior year.

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

 Cost of goods sold

Our cost of goods sold for the three months ended March 31, 2017 was $6,434,232, an increase of $763,494 or approximately 13.5% compared to cost of goods sold of $5,670,738 for the three months ended March 31, 2016. Cost of goods sold is made up of the following expenses for the three months March 31, 2017: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $4,594,898; and shipping, delivery, handling, and purchase allowance expenses in the amount of $1,839,334.  Total gross margin was approximately 32.2% of sales in 2017 compared to approximately 29.3% of sales in 2016.  The increase in cost of goods sold is primary attributable to an increase in sales.  The increase in gross margins from 2016 are primarily attributable to variation in product and revenue mix across our various selling channels.

In 2017, we continued to price our products in order to gain market share and increase the number of our end users. We were successful in both increasing sales and increasing market share.  We currently expect, if market conditions and our product revenue mix remain constant, that our cost of goods sold may increase.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $367,788 or approximately 20.1% to $2,200,096 during the three months ended March 31, 2017 compared to $1,832,308 for the three months ended March 31, 2016. The increase in selling, general, and administrative expenses was primarily due to an increase in SGA expenses associated with Oasis, and to an increase in professional  fees. Increases in payroll taxes and employee benefit costs also contributed to the increase.

Interest expense, net

Interest expense, net of interest income, decreased by $15,450 or approximately 10.7% to $116,199 during the three months ended March 31, 2017, compared to $131,649 during the three months ended March 31, 2016.  Approximately 21.3% or $25,032 of the interest expense was accrued or paid interest on the company’s commercial loans and notes payable; approximately 78.7% or $92,509 of the interest was a non-cash GAAP accounting charge associated with the amortization of the discounts on the Company’s notes payable.  The Company also had $1,342 of interest income during the three months ended March 31, 2017.

Net income from continuing operations

For the reasons above, the Company had net income from continuing operations for the three months ended March 31, 2017 of $734,637 which is an increase of approximately  93.0% compared to a net income of $380,646 during the three months ended March 31, 2016. The income for the three months ended March 31, 2017 includes a total of $350,359 in non-cash charges, including amortization of intangible assets in the amount of $103,067, depreciation expense of $27,340, charges for non-cash compensation in the amount of $160,896, and amortization of the discount on notes payable in the amount of $92,509. The income for the three months ended March 31, 2016 includes a total of $437,290 in non-cash charges, including amortization of intangible assets in the amount of $65,817, depreciation expense of $36,359, charges for non-cash compensation in the amount of $242,605, and amortization of the discount on notes payable in the amount of $92,509.

Liquidity and Capital Resources at March 31, 2017

As of March 31, 2017, the Company had current assets of $5,660,793, consisting of cash and cash equivalents of $2,862,923; trade accounts receivable, net of $1,894,041; inventory of $833,796; and other current assets of $70,033.  Also at March 31, 2017, the Company had current liabilities of $4,280,052, consisting of trade payables of $1,718,681; accrued costs of discontinued operations of $248,390; accrued payroll and commissions of $137,343; $65,000 to related parties for accrued bonus; accrued interest of $629,909; and current portion of notes payable of $1,480,729, net of discount of $92,511.

During the three months ended March 31, 2017, the Company had cash used by operating activities of $368,021.  Cash flow from operations consisted of: the Company’s consolidated net income of $734,637 plus non-cash compensation in the amount of $160,896; non-cash amortization of discount on notes payable of $92,509, and depreciation and amortization of $130,407. The Company’s cash position decreased by $1,486,470 as a result of changes in the components of current assets and current liabilities, primarily a reduction in accrued liabilities related to related to discontinued operations in the amount of $1,230,497.

The Company had cash used in investing activities of $300,000 for the three months ended March 31, 2017, which consisted of cash paid in the acquisition of Oasis. The Company had cash used in financing activities of $233,109 for the three months ended March 31, 2017, which consisted of principal payments made on notes payable of $246,008; principal payments on capital leases of $2,281, payments made for the purchase of treasury stock of $18,592; and payments made for the purchase of options from employees of $34,925.  The Company also received cash of $68,697 from the exercise of warrants for common stock.

The Company had net working capital of $1,380,741 as of March 31, 2017.  The Company had used cash in operations during the three months ended March 31, 2017 in the amount of $368,021 including certain payments in the amount of $1,230,497 related to discontinued operations which relate mainly to a transaction to purchase the rights to 1,450,000 RSUs and 642,688 shares of the Company’s common stock from a former FD employee which resulted in $850,000 in non-recurring cash payments compared to cash generated from operating activities of $442,300 during the three months ended March 31, 2016.  Without the cash flow items associated with discontinued operations, cash operating cash flow would have been $868,845 for the three months ended March 31, 2017.  The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines.  Currently, we do not have any material long-term obligations other than those described in Note 11 to the financial statements included in this report. As we seek to increase our sales of new items and enter new markets, acquire new businesses as well as identify new and other consumer and food service oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

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

RISK FACTORS

The Company’s business and success is subject to numerous risk factors as detailed in its Annual Report on Form 10-K for the year ended December 31, 2016 which is available at no cost at www.sec.gov.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued the following shares of common stock during the three months ended March 31, 2017:

The Company issued 274,783 shares of common stock for cash of $68,697 representing the exercise of warrants at a price of $0.25 per shares.

The Company issued 2,410,392 shares of common stock (net of 623,813 shares held back for withholding taxes) to employees, officers, and directors in satisfaction of the following obligations: vested RSUs representing 2,533,246 shares of common stock, and bonus shares and shares previously accrued representing 500,959 shares of common stock.  The Company charged the amount of $59,584 to additional paid-in capital representing the value of these shares that had not been previously charged to operations.

The Company issued 658,600 shares of common stock to its Chief Executive Officer for the conversion of a note payable at $0.25 per share.

The Company issued the following shares of common stock subsequent to March 31, 2017:

In April and May 2017, the Company issued 2,685,467 shares of common stock to investors for the conversion of principal and accrued interest on notes payable in the amounts of $146,377 and $524,990, respectively.

The Company made the following purchases of its common stock during the three months ended March 31, 2017:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

Period

January 2017	37,000	$0.502	N/A	N/A
February 2017	642,688	$0.485	N/A	N/A

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

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

SIGNATURE	TITLE	DATE

/s/ Sam Klepfish	Chief Executive Officer	May 15, 2017
Sam Klepfish

/s/ John McDonald	Principal Financial Officer	May 15, 2017
John McDonald