Form 10-Q
period 2017-06-30
INNOVATIVE FOOD HOLDINGS INC
filed 2017-08-14
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended June 30, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,086,659 shares of common stock issued and 31,525,547 shares of common stock outstanding as of August 8, 2017.

INNOVATIVE FOOD HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc.
Consolidated Balance Sheet

	June 30,	December 31,
	2017	2016
ASSETS	(unaudited)

Current assets
Cash and cash equivalents	$3,207,908	$3,764,053
Accounts receivable net	2,013,712	1,538,395
Inventory	951,693	815,033
Other current assets	66,925	55,393
Due from related parties	-	-
Total current assets	6,240,238	6,172,874

Property and equipment, net	2,029,751	2,068,110
Investment	201,525	208,983
Intangible assets, net	1,501,550	707,684
Total assets	$9,973,064	$9,157,651

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$2,024,624	$3,119,533
Accrued liabilities - related parties	-	65,000
Accrued interest	15,671	626,873
Notes payable - related party, current portion	-	164,650
Notes payable - current portion, net of discount	746,151	1,424,432
Contingent liability - current portion	200,000	-
Total current liabilities	2,986,446	5,400,488

Contingent liability - long term	200,000	-
Other long-term liabilities	200,000	-
Note payable - long term portion, net of discount	972,526	1,137,811
Total liabilities	4,358,972	6,538,299

Stockholders’ equity
Common stock: $0.0001 par value; 500,000,000 shares authorized; 34,016,659 and 25,301,816 shares issued, and 31,525,547 and 24,568,157 shares outstanding at June 30, 2017 and December 31, 2016, respectively	3,399	2,528
Additional paid-in capital	35,964,748	33,974,470
Common stock subscribed	(128,044)	-
Treasury stock: 2,276,703 and 519,254 shares outstanding at June 30, 2017 and December 31, 2016, respectively	(992,313)	(174,949)
Accumulated deficit	(29,233,698)	(31,182,697)
Total stockholders’ equity	5,614,092	2,619,352

Total liabilities and stockholders’ equity	$9,973,064	$9,157,651

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Revenue	$10,513,661	$8,303,227	$19,998,825	$16,318,568
Cost of goods sold	7,099,023	5,904,630	13,533,255	11,575,368
Gross margin	3,414,638	2,398,597	6,465,570	4,743,200

Selling, general and administrative expenses	2,174,702	1,710,445	4,374,798	3,542,753
Total operating expenses	2,174,702	1,710,445	4,374,798	3,542,753

Operating income	1,239,936	688,152	2,090,772	1,200,447

Other (income) expense:
Interest expense, net	25,574	112,889	141,773	244,538
Total other (income) expense	25,574	112,889	141,773	244,538

Net income before taxes	1,214,362	575,263	1,948,999	955,909

Income tax expense	-	-	-	-

Net income from continuing operations	$1,214,362	$575,263	$1,948,999	$955,909

Net income from discontinued operations	-	-	-	4,447,279

Consolidated net income	$1,214,362	$575,263	$1,948,999	$5,403,188

Net income per share from continuing operations - basic	$0.042	$0.023	$0.072	$0.038

Net income per share from discontinued operations - basic	$-	$	$-	$0.179

Net income per share from continuing operations - diluted	$0.040	$0.020	$0.070	$0.035

Net income per share from discontinued operations - diluted	$-	$-	$-	$0.140

Weighted average shares outstanding - basic	29,043,341	25,001,319	26,959,671	24,841,416

Weighted average shares outstanding - diluted	30,047,239	31,883,014	27,834,947	31,839,607

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2017	2016

Cash flows from operating activities:
Net income	$1,948,999	$5,403,188
Gain on sale of discontinued operations	-	(7,201,196)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	285,270	320,854
Stock based compensation	315,968	477,893
Stock based compensation for TFD employees	-	1,028,908
Amortization of discount on notes payable	185,018	185,018
Allowance for doubtful accounts	-	15,203

Changes in assets and liabilities:
Accounts receivable, net	(475,317)	102,846
Deferred revenue	-	289,254
Inventory and other current assets, net	(148,192)	135,592
Accounts payable and accrued expenses - related party	-	(146,018)
Accounts payable and accrued liabilities	(1,263,207)	250,956
Accrued liabilities - related party	(65,000)	-
Due from related party	-	110
Contingent liability	-	(31,000)
Net cash provided by operating activities	783,539	831,608

Cash flows from investing activities:
Cash decrease due to sale of discontinued operations	-	(470,482)
Acquisition of property and equipment	(40,777)	(9,695)
Cash paid in the acquisition of Oasis	(300,000)	-
Net cash (used in) investing activities	(340,777)	(480,177)

Cash flows from financing activities:
Common stock sold for exercise of warrants	68,697	-
Payments made on revolving credit facilities	-	(841,831)
Purchase of stock options from officers, directors, and employees	(130,925)	-
Cash received from exercise of stock options	70,000	-
Purchase of treasury stock	(505,660)	(14,850)
Borrowings on revolving credit facilities	-	805,959
Principal payments on debt	(496,430)	(730,302)
Principal payments capital leases	(4,589)	(8,094)
Net cash (used in) financing activities	(998,907)	(789,118)

(Decrease) in cash and cash equivalents	(556,145)	(437,687)

Cash and cash equivalents at beginning of period	3,764,053	2,137,289

Cash and cash equivalents at end of period	$3,207,908	$1,699,602

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$96,318	$48,250

Taxes	$-	$-

Common stock issued for conversion of note payable by related party	$164,650	$-
Equipment acquired under capital lease	$-	$9,217
Fair value of 25,000 shares of common stock issued to a service provider, previously accrued	$-	$34,000
Par value of 300,000 shares issued for exercise of RSUs	$-	$30
Issuance of 250,000 shares of common stock in exchange for the cashless conversion of warrants	$25	$-

See notes to these unaudited condensed consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes as contained in Form 10-K for the year ended December 31, 2016.  In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results of operations to be expected for the full year.

Discontinued Operations

On February 23, 2016, the Company consummated the sale of 90% of our ownership in The Fresh Diet (“FD”).   As a result of the sale, the results of operations for all periods have been included in “Net income from discontinued operations” in our condensed consolidated statements of operations for the six months ended June 30, 2016.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At June 30, 2017 and December 31, 2016, trade receivables from the Company’s largest customer amounted to 44% of total trade receivables.

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

Dilutive shares at June 30, 2017:

Convertible notes and interest

At June 30, 2017, the Company had outstanding convertible notes payable in the aggregate principal amount of $20,000 convertible at the rate of $0.25 per share with accrued interest of $15,671.

Warrants

At June 30, 2017, the Company had outstanding warrants for holders to purchase the following additional shares: 700,000 shares at a price of $0.01 per share.

Stock Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Price	of Options	Life (years)
$0.35	570,000	0.50
$0.57	225,000	0.61
$1.31	200,000	0.88
$1.42	100,000	0.97
$1.43	50,000	1.50
$1.46	100,000	1.00
$1.60	310,000	0.51
$1.70	75,000	0.79
$1.90	190,000	1.85
$2.00	50,000	0.79
$2.40	20,000	0.92
$2.50	37,500	0.79
$3.40	30,000	0.92
$3.50	37,500	0.50
	1,995,000	0.79

RSUs

During the six months ended June 30, 2017, the Company cancelled all outstanding restricted stock units (“RSUs”) and replaced them with common stock or restricted stock units; see note 16. At June 30, 2017, there are no RSUs outstanding.

We recognized stock-based compensation expense for RSUs in a straight-line manner over the vesting period of the grant. This resulted in stock-based compensation expense of $0 and $468,079 related to recognition of RSUs during the six months ended June 30, 2017 and 2016, respectively.

Restricted Stock Awards

During the six months ended June 30, 2017, the Company cancelled unvested RSUs representing 1,370,000 shares of common stock and replaced them with restricted stock awards also representing 1,370,000 shares of common stock.  The restricted stock awards will vest over the same vesting period and under the same terms as the RSUs they replaced. During the six months ended June 30, 2017, the Company recognized expense of $240,208 for the vesting of restricted stock awards, the same amount of expense that would have been recognized had the RSUs not been replaced by the restricted stock awards.   As the restricted stock awards were not in place during the six months ended June 30, 2016, there was no such cost during that period.

Dilutive shares at June 30, 2016:

Convertible notes and interest

At June 30, 2016, the Company had outstanding convertible notes payable in the aggregate principal amount of $812,215 with accrued interest of $620,669 convertible at the rate of $0.25 per share into an aggregate of 5,731,536  shares of common stock, and a convertible note payable in the amount of $100,000 convertible at the rate of $1.54 into 64,935 shares of common stock.

Warrants

At June 30, 2016, the Company had outstanding warrants for holders to purchase the following additional shares: 2,294,491 shares at a price of $0.575 per share; 448,010 shares at a price of $0.55 per share; 94,783 shares at a price of $0.25 per share; and 700,000 shares at a price of $0.01 per share.

Stock options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

		Weighted
		Average
		Remaining
Exercise	Number of	Contractual
Prices	Options	Life (years)
$0.350	1,170,000	1.17
$0.380	92,500	0.50
$0.400	275,000	0.51
$0.450	92,500	0.50
$0.474	92,500	0.50
$0.480	92,500	0.50
$0.570	225,000	1.51
$1.310	75,000	2.17
$1.440	15,000	0.34
$1.460	100,000	2.00
$1.600	310,000	1.51
$1.900	15,000	1.34
$2.000	500,000	0.67
$2.400	20,000	1.92
$3.400	30,000	1.92
	3,105,000	1.07

RSUs

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

We recognized stock-based compensation expense for RSUs in a straight-line manner over the vesting period of the grant. This resulted in stock-based compensation expense (continuing operations) of $230,350 related to recognition of RSUs during the three months ended June 30, 2016  and $468,018 related to recognition of RSUs during the six months ended June 30, 2016.

Significant Recent Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting, which provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU requires that an entity should account for the effects of a modification unless the fair value (or calculated value or intrinsic value, if used), vesting conditions and classification (as equity or liability) of the modified award are all the same as for the original award immediately before the modification. The ASU becomes effective for the Company on January 1, 2018, and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in any interim period. The Company is currently assessing the impact that this standard will have on any awards that are modified once this standard is adopted.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU becomes effective for the Company on January 1, 2020. The amendments in this ASU should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services. In addition, ASU 2014-09 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The ASU is effective for fiscal years beginning after December 15, 2017. The new revenue standard is principle based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard. The Company is still in the process of evaluating the effect of the new standard on the Company’s historical financial statements and disclosures. While the Company has not completed its evaluation, the Company currently believes that the impact to revenue and expense recognized will not be material to any of the years presented.

Management does not believe that any other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

3.  ACQUISITION

Pursuant to the Oasis Asset Purchase Agreement, effective January 1, 2017, the Company, through its wholly-owned subsidiary Oasis Sales Corp., purchased certain assets of Oasis Sales and Marketing, L.L.C., a California limited liability company.  The purchase price was consisted of $300,000 cash; a two-year promissory note in the amount of $100,000, and a structured equity instrument (the “SEI”) in the amount of $200,000. In addition, the Company is contingently liable for certain performance-based payments over the twenty-four months following the acquisition date up to a maximum of $400,000 (“Earnout Payments”) . The SEI is recorded as Other Long Term Liabilities on the Company’s balance sheet at June 30, 2017. The SEI can be paid in cash or shares of the Company’s stock at the Company’s option, at any time, or is automatically payable via the issuance of 200,000 shares of the Company’s stock if the Company’s shares close above $1.00 for ten consecutive days. The Company believes it is likely that the Earnout Payments will be made, and accordingly has recorded the entire amount of $400,000 as a contingent liability on its balance sheet at June 30, 2017.   The amount of $800,000 was allocated to customer lists, an intangible asset with a useful life of 60 months; and the amount of $200,000 was allocated to a non-compete agreement, an intangible asset with a useful life of 48 months.  A total of $52,500 and $105,000 was amortized to operations during the three and six months ended June 30, 2017, respectively.  The Company has presented preliminary estimates of the fair value of the intangible assets acquired.  The Company is in the process of finalizing its review and evaluation of the related valuation assumptions supporting its fair value estimates of acquired intangible assets; therefore, the estimates used herein are subject to change.  This may result in adjustments to the values presented.

4.  DISCONTINUED OPERATIONS

Effective February 23, 2016, the Company closed a transaction to sell 90% of our ownership in The Fresh Diet, Inc. (“FD”) to New Fresh Co., LLC, a Florida limited liability company controlled by the former founder of FD.  The consideration to Innovative Food Holdings consisted primarily of a restructuring of our loans, which includes the ability to convert to additional amounts of FD under certain circumstances. Aside from any payments related to liabilities previously accrued by the Company, there were no other cash outflows related to the discontinued operations. During the twelve months ended December 31, 2016, the Company accrued the amount of $850,000 representing the amount due based on an agreement signed in 2017.  The agreement involved the purchase of rights to 1,450,000 RSUs and the purchase of 642,688 shares of the Company’s common stock.  During the three and six months ended June 30, 2017, the Company paid cash for liabilities related to discontinued operations in the amount of $133,394 and $1,363,891, respectively.  The Company also retired 642,688 shares of the Company stock to treasury.

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

For the Six Months
Ended June 30,
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

The following information presents the major classes of line items constituting significant operating and investing cash flow activities in the consolidated statements of cash flows relating to discontinued operations:

For the Six Months Ended June 30,
2016
Cash Flow: Major line items

Depreciation and Amortization	39,509
Non-cash compensation	1,028,908
Purchase of equipment	(6,296)
Cash from revolving credit facilities	685,959
Payments made on revolving credit facilities	(641,831)
Principal payments made on notes payable	(7,074)
Principal payments made on capital leases	(8,094)

The components of the gain on sale and income from discontinued operations are as follows:

February 22, 2016

Receivable due from buyer, net of reserve of $8,700,000	$-
Net proceeds from sale of assets and liabilities	-

Assets sold	(6,225,073)
Liabilities sold	13,426,269
Net liabilities sold	7,201,196

Gain on sale	7,201,196

Loss from discontinued operations before income tax	(2,753,917)
Income tax expense	-

Income from discontinued operations	$4,447,279

5. ACCOUNTS RECEIVABLE

At June 30, 2017 and December 31, 2016, accounts receivable consists of:

	June 30, 2017	December 31, 2016
Accounts receivable from customers	$2,019,599	$1,546,518
Allowance for doubtful accounts	(5,887)	(8,123)
Accounts receivable, net	$2,013,712	$1,538,395

6. INVENTORY

Inventory consists primarily of specialty food products.  At June 30, 2017 and December 31, 2016, inventory consisted of the following:

	June 30, 2017	December 31, 2016
Finished Goods Inventory	$951,693	$815,033

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

A summary of property and equipment at June 30, 2017 and December 31, 2016, was as follows:

	June 30, 2017	December 31, 2016
Land	$385,523	$385,523
Building	1,326,165	1,326,165
Computer and Office Equipment	497,191	466,177
Warehouse Equipment	226,953	226,953
Furniture, Fixtures	464,504	454,743
Vehicles	40,064	40,064
Total before accumulated depreciation	2,940,400	2,899,625
Less: accumulated depreciation	(910,649)	(831,515)
Total	$2,029,751	$2,068,110

Depreciation and amortization expense for property and equipment amounted to $51,796 and $45,852 for the three months ended June 30, 2017 and 2016, respectively.  Depreciation and amortization expense for property and equipment amounted to $79,136 and $82,211 for the six months ended June 30, 2017 and 2016, respectively.

8. INVESTMENTS

The Company has made investments in certain early stage food related companies which it expects can benefit from synergies with the Company’s various operating businesses.  At June 30, 2017, the Company has investments in three food related companies in the aggregate amount of $201,525.  The Company does not have significant influence over the operations of the companies it invests in.

9. INTANGIBLE ASSETS

The Company acquired certain intangible assets pursuant to the acquisition of Artisan, Oasis (see note 3), and OFB, and the acquisition of certain assets of The Haley Group, LLC. The following is the net book value of these assets:

	June 30, 2017
		Accumulated
	Gross	Amortization	Net
Trade Name	$217,000	$-	$217,000
Non-Compete Agreement	444,000	(269,000)	175,000
Customer Relationships	1,930,994	(972,444)	958,550
Goodwill	151,000	-	151,000
Total	$2,742,994	$(1,241,444)	$1,501,550

	December 31, 2016
		Accumulated
	Gross	Amortization	Net
Trade Name	$217,000	$-	$217,000
Non-Compete Agreement	244,000	(244,000)	-
Customer Relationships	1,130,994	(791,310)	339,684
Goodwill	151,000	-	151,000
Total	$1,742,994	$(1,035,310)	$707,684

Total amortization expense charged to continuing operations for the three months ended June 30, 2017 and 2016 was $103,067 and $65,817, respectively.  Total amortization expense charged to continuing operations for the six months ended June 30, 2017 and 2016 was $206,134 and $131,634, respectively.

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

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Trade payables	$1,755,501	$1,547,603
Accrued costs of discontinued operations	114,996	1,478,887
Accrued payroll and commissions	154,127	93,043
Total	$2,024,624	$3,119,533

At June 30, 2017 and December 31, 2016, accrued liabilities to related parties of $0 and $65,000, respectively, consisted of accrued bonus.

11. ACCRUED INTEREST

At June 30, 2017, accrued interest on a note outstanding was $15,671. During the three and six months ended June 30, 2017, the Company paid cash for interest in the aggregate amount of $19,923 and $41,952, respectively.

At December 31, 2016, accrued interest was $626,873, convertible at the option of the note holders into the Company’s common stock a price of $0.25 per share, or a total of 2,507,492 shares. During the twelve months ended December 31, 2016, the Company paid cash for interest in the aggregate amount of $96,318.

12. REVOLVING CREDIT FACILITIES

	June 30, 2017	December 31, 2016

Line of credit facility with Fifth Third Bank in the original amount of $1,000,000 with an interest rate of LIBOR plus 3.25%. In August 2015, the amount of the credit facility was increased to $1,500,000 and the due date was extended to August 1, 2016. In August 2016, this credit facility was extended to August 1, 2017. During the twelve months ended December 31, 2016, the Company made net borrowings in the amount of $120,000 from this facility, and transferred principal in the amount of $1,200,000 from this credit facility to a new term loan established with Fifth Third Bank. There was no activity on this credit facility during the six months ended June 30, 2017.
	$-	$-

Total	-	$-

13. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

	June 30, 2017	December 31, 2016

Term loan dated as of August 5, 2016 in the original amount of $1,200,000 payable to Fifth Third Bank. This loan is secured by the Company’s tangible and intangible personal property and bears interest at the rate of LIBOR plus 4.5%.  Principal payments in the amount of $66,667 are due monthly along with accrued interest beginning September 5, 2016. The entire principal balance and all accrued interest is due on the maturity date of February 5, 2018. During the twelve months ended December 31, 2016, the Company transferred principal in the amount of $1,200,000 from the line of credit facility with Fifth Third Bank into this term loan. During the three months ended June 30, 2017, the Company made principal and interest payments on this loan in the amounts of $200,000 and $8,138, respectively.  During the six months ended June 30, 2017, the Company made principal and interest payments on this loan in the amounts of $400,000 and $18,593, respectively.
	$514,033	$914,033

Secured mortgage note payable for the acquisition of land and building in Bonita Springs, Florida in the amount of $546,000. Principal payments of $4,550 and interest at the rate of Libor plus 3% are due monthly. The balance of the principal amount will be due February 28, 2018. During the three months ended June 30, 2017, the Company made payments of principal and interest on this note in the amounts of $13,650 and $3,248, respectively. During the six months ended June 30, 2017, the Company made payments of principal and interest on this note in the amounts of $27,300 and $6,375, respectively.
	309,400	336,700

Secured mortgage note payable for the acquisition of land and building in Broadview, Illinois in the amount of $980,000. Payments of $8,167 including principal and interest at the rate of LIBOR plus 2.75% are due monthly through April 2020, the remaining principal balance in the amount of $490,000 will be due May 29, 2020. During the three months ended June 30, 2017, the Company made payments of principal and interest on this note in the amounts of $24,500 and $7,673, respectively. During the six months ended June 30, 2017, the Company made payments of principal and interest on this note in the amounts of $49,000 and $15,074, respectively.
	775,833	824,833

A total of 16 convertible notes payable in the aggregate amount of $627,565 (the “Convertible Notes Payable”). Certain of the Convertible Notes Payable contain cross default provisions, and are secured by subordinated interest in a majority of the Company’s assets. The Convertible Notes Payable bear interest at the rate of 1.9% per annum; principal and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share; however, the interest may be paid in cash by the Company and certain limited amounts of principle may also be prepaid in cash. Effective May 13, 2014, the due date of these notes was extended from May 15, 2014 to December 31, 2015, and a discount to the notes in the aggregate amount of $712,565 was recorded to recognize the value of the beneficial conversion feature embedded in the extension of the term of the notes. In March 2015 the notes were further extended to January 1, 2016.  On September 30, 2015, the notes in the amount of $627,565 were further extended to July 1, 2017, and a discount in the amount of $627,565 was recorded to recognize the value of the beneficial conversion featured embedded in the extension of the term of the notes.  During the three and six months ended June 30, 2017, $89,652 and $179,304, respectively, of this discount was charged to operations. During the three and six months ended June 30, 2017, the Company accrued interest in the amount of $0 and $2,943, respectively, on these notes.

During the three months ended June 30, 2017, holders of the Convertible Notes Payable converted principal in the amount of $627,565 and accrued interest in the amount of $528,242 into an aggregate of 1,155,807 shares of common stock, and accrued interest in the amount of $86,089 was forgiven.  The amount of $86,809 is recorded as a decrease in interest expense during the three and six months ended June 30, 2017.
	-	627,565

A convertible note payable in the amount of $20,000 The Note was due in January 2006 and the Company is currently accruing interest on this note at 1.9% ; The principal is convertible into common stock of the Company at a conversion price of $0.25 per share . During the three and six months ended June 30, 2017, the Company accrued interest in the amount of $93 and $186, respectively, on this note.	20,000	20,000

	June 30, 2017	December 31, 2016

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

Unsecured promissory note in the amount of $100,000 dated January 1, 2017 bearing interest at the rate of 2.91% per annum issued in connection with the Oasis acquisition. Payments in the amount of $4,297 consisting of principal and interest are to be made monthly beginning February 15, 2017 for twenty-four months until paid in full. During the three and six months ended June 30, 2017, the Company made principal payments on this note in the amount of $7,858 and $20,135, respectively; during the three and six months ended June 30, 2017, the Company made interest payments on this note in the amount of rest payments on this note in the amounts of $614, and $1,350, respectively.
	79,865	-

Capital lease obligations under a lease agreement for a forklift payable in thirty-six monthly installments of $274 including interest at the rate of 4.46%. During the three and six months ended June 30, 2017, the Company made principal payments in the amount of $769 and $1,529, respectively. During the three and six months ended June 30, 2017, the Company made interest payments on this lease obligation in the amounts of $53 and $114, respectively.	4,249	5,778

Capital lease obligations under a lease agreement for a forklift payable in thirty-six monthly installments of $579 including interest at the rate of 4.83%. During the three and six months ended June 30, 2017, the Company made principal payments in the amounts of $1,539 and $3,059, respectively. During the three and six months end June 30, 2017, the Company made interest payments on this lease obligation in the amounts of $197 and $413, respectively.	15,297	18,354

Total	$1,718,677	$2,911,913

Less: Discount	-	(185,020)

Net	$1,718,677	$2,726,893
Current maturities, net of discount	$746,151	$1,589,082
Long-term portion, net of discount	972,526	1,137,811
Total	$1,718,677	$2,726,893

	For the Three Months Ended June 30,
	2017	2016
Discount on Notes Payable amortized to interest expense:	$92,509	$92,509

	For the Six Months Ended June 30,
	2017	2016
Discount on Notes Payable amortized to interest expense:	$185,018	$185,018

At June 30, 2017 and December 31, 2016, the Company had unamortized discounts to notes payable in the aggregate amount of $0 and $185,020, respectively.

Aggregate maturities of long-term notes payable as of June 30, 2017 are as follows:

For the period ended June 30,

2018	$746,153
2019	190,769
2020	636,155
2021	54,600
2022	54,600
Thereafter	36,400
Total	$1,718,677

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

For the six months ended June 30, 2017:

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

The Company acquired options to purchase 100,000 shares of the Company’s common stock from its Chief Executive Officer for $24,000 cash, which was the difference between the exercise price of the options and the market price of the stock on the date of purchase.

The Company acquired options to purchase 100,000 shares of the Company’s common stock from its President for $24,000 cash, which was the difference between the exercise price of the options and the market price of the stock on the date of purchase.

The Company acquired options to purchase 200,000 shares of the Company’s common stock from two of its directors (100,000 from each director) for $48,000 ($24,000 to each director), which was the difference between the exercise price of the options and the market price of the stock on the date of purchase.

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

15. COMMITMENTS AND CONTINGENT LIABILITIES

Contingent Liability

Pursuant to the Oasis acquisition, the Company is contingently liable for certain performance-based payments over the twenty-four months following the acquisition date. The Company believes it is likely that these payments will be made, and accordingly recorded the entire amount of $400,000 as a contingent liability on its balance sheet at acquisition. $200,000 of this amount is classified as a current liability and $200,000 is classified as a long term liability at June 30, 2017.

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

16. EQUITY

Common Stock

At June 30, 2017 and December 31, 2016, a total of 2,491,112 and 733,659 shares, respectively, are deemed issued but not outstanding by the Company. These include 2,276,703 shares of treasury stock as of June 30, 2017 and 519,254 shares of treasury stock as of December 31, 2016.

Six months ended June 30, 2017:

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

The Company charged the amount of $240,208 to additional paid-in capital representing the vesting of restricted stock awards issued to officers.

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

The Company issued 4,626,427 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $1,155,807.

The Company issued 70,000 shares of common stock with a fair value of $33,600 to an employee as a bonus.

The Company issued 200,000 shares of common stock for cash of $70,000 pursuant to the exercise of stock options.

The Company issued 224,638 shares of common stock for subscriptions receivable in the amount of $128,022 in connection with the exercise of warrants.

The Company issued 250,000 shares of common stock in exchange for the cashless conversion of warrants. The aggregate par value of $25 was charged to APIC on the Company’s balance sheet at June 30, 2017.

The Company acquired 639,383 shares of common stock for cash of $235,000 and returned these shares to treasury.  The Company also acquired an additional 438,379 shares of common stock for $252,068 of which $50,000 was paid and $202,068 is due October 1, 2017, and returned these shares to treasury.

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

Warrants

The following table summarizes the significant terms of warrants outstanding at June 30, 2017. These warrants may be settled in cash and, unless the underlying shares are registered, via cashless conversion, into shares of the Company’s common stock at the request of the warrant holder. These warrants were granted in 2012 as part of a financing and loan agreement related to the acquisition of Artisan Specialty Foods in 2012:

Range of exercise Prices	Number of warrants Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding Warrants	Number of warrants Exercisable	Weighted average exercise price of exercisable Warrants
$0.010	700,000	2.88	$0.01	700,000	$0.01

	700,000	2.88	$0.01	700,000	$0.01

Transactions involving warrants are summarized as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Warrants outstanding at December 31, 2016	3,537,284	$0.45

Granted	-	-
Exercised	(2,837,284)	$0.56
Cancelled / Expired	-	-

Warrants outstanding at June 30, 2017	700,000	$0.01

Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.35	570,000	0.50	$0.35	570,000	$0.35

$0.57	225,000	0.61	$0.57	225,000	$0.57

$1.31	200,000	0.88	$1.31	200,000	$1.31

$1.42	100,000	0.97	$1.42	100,000	$1.42

$1.43	50,000	1.50	$1.43	50,000	$1.50

$1.46	100,000	1.00	$1.46	100,000	$1.46

$1.60	310,000	0.51	$1.60	310,000	$1.60

$1.70	75,000	0.79	$1.70	75,000	$1.70

$1.90	190,000	1.85	$1.90	190,000	$1.90

$2.00	50,000	0.79	$2.00	50,000	$2.00

$2.40	20,000	0.92	$2.40	20,000	$2.40

$2.50	37,500	0.79	$2.50	37,500	$0.79

$3.40	30,000	0.92	$3.40	30,000	$3.40

$3.50	37,500	0.50	$3.50	37,500	$3.50
	1,995,000	0.79	$1.21	1,995,000	$1.211

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2016	2,445,000	$1.01

Granted	650,000	$1.73
Exercised	(200,000)	$0.350
Cancelled / Expired	(900,000)	$1.27

Options outstanding at June 30, 2017	1,995,000	$1.21

Aggregate intrinsic value of options outstanding and exercisable at June 30, 2017 and 2016 was $157,200 and $106,475, respectively.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.61 and $0.43 as of June 30, 2017 and 2016, respectively, and the exercise price multiplied by the number of options outstanding.

During the three months ended June 30, 2017 and 2016, the Company charged a total of $1,368 and $4,398, respectively, to operations related to recognized stock-based compensation expense for employee stock options. During the six months ended June 30, 2017 and 2017, the Company charged a total of $4,398 and $9,875, respectively, to operations related to recognized stock-based compensation expense for employee stock options.

Accounting for warrants and stock options

The Company valued warrants and options using the Black-Scholes valuation model utilizing the following variables:

June 30,
2017
Volatility	56.9%
Dividends	$-
Risk-free interest rates	0.87%
Term (years)	0.78-2.44

Restricted Stock Units (“RSUs”)

During the six months ended June 30, 2017, the Company cancelled all of its outstanding RSUs and issued the following:  For vested RSUs representing 3,104,205 shares of common stock, the Company issued a net amount of 2,410,392 shares of restricted common stock (net of 623,813 shares held back by the Company to pay certain taxes owed related to the issuance); for unvested RSUs representing 1,370,000 shares of common stock, the Company issued 1,370,000 shares of restricted common stock under the same terms as the cancelled RSUs.  1,070,000 of the restricted stock awards will vest on July 1, 2017, the same date at which the RSUs which they replaced would have vested.  The remaining 300,000 restricted stock awards vesting is contingent upon meeting certain price and volume conditions related to the Company’s stock; these conditions are the same conditions required for vesting of the cancelled RSUs.  The Company charged the amount of $120,104 and $240,208, respectively, to operations during the three and six months ended June 30, 2017 representing the amortization of the cost of these restricted stock awards.  The amounts charged to operations is the same amount that the Company would have charged for the RSUs that were cancelled had they not been cancelled.

RSUs expense during the three and months ended June 30, 2017 and 2016 are summarized in the table below:

	June 30,
	2017	2016

RSUs expense – Continuing operations	$-	$230,350
RSUs expense – Discontinued operations	-	-
Total	$-	$230,350

RSUs expense during the six and months ended June 30, 2017 and 2016 are summarized in the table below:

	June 30,
	2017	2016

RSUs expense – Continuing operations	$-	$468,018
RSUs expense – Discontinued operations	-	813,908
Total	$-	$1,281,926

17. SUBSEQUENT EVENTS

On July 1, 2017, a total of 1,070,000 Restricted Stock Awards issuable to officers and directors of the Company were vested, which resulted in an increase of 1,070,000 in the number of shares of common stock issued.

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

Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $5,887 for doubtful accounts receivable at June 30, 2017, and $55,043 at June 30, 2016. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

On January 1, 2017, the Company, through its wholly-owned subsidiary Oasis Sales Corp., purchased certain assets of Oasis Sales and Marketing, L.L.C., a California limited liability company.

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

Relationship with U.S. Foods

We have historically sold the majority of our products through a distributor relationship between FII and Next Day Gourmet, L.P., a subsidiary of U.S. Foods, a leading broadline distributor. These sales amounted to $7,514,783 (71% of total sales) and $5,942,466 (72% of total sales) for the three months ended June 30, 2017 and 2016, respectively; and $14,399,962 (72% of total sales) and $11,805,710 (72% of total sales) for the six months ended June 30, 2017 and 2016, respectively. On January 26, 2015 we executed a contract between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods.  The term of the Agreement is from January 1, 2015 through December 31, 2016 and provides for up to three (3) automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew. Based on the terms, the Agreement was extended through 2017.

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

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenue

Revenue increased by $2,210,434 or approximately 26.6% to $10,513,661 for the three months ended June 30, 2017 from $8,303,227 in the prior year.

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

Cost of goods sold

Our cost of goods sold for the three months ended June 30, 2017 was $7,099,023, an increase of $1,194,393 or approximately 20.2% compared to cost of goods sold of $5,904,630 for the three months ended June 30, 2016. Cost of goods sold is made up of the following expenses for the three months June 30, 2017: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $5,037,709; and shipping, delivery, handling, and purchase allowance expenses in the amount of $2,061,314.  Total gross margin was approximately 32.5% of sales in 2017 compared to approximately 28.9% of sales in 2016.  The increase in cost of goods sold is primary attributable to an increase in sales.  The increase in gross margins from 2016 is primarily attributable to variation in product and revenue mix as well as variations in cost of goods sold as a percentage of total expenses, across our various selling channels.

In 2017, we continued to price our products in order to gain market share and increase the number of our end users. We were successful in both increasing sales and increasing market share.  We currently expect, if market conditions and our product revenue mix remain constant, that our cost of goods sold may increase.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $464,257 or approximately 27.1% to $2,174,702 during the three months ended June 30, 2017 compared to $1,710,445 for the three months ended June 30, 2016. The increase in selling, general, and administrative expenses was primarily due to an increase in SGA expenses associated with Oasis, and to an increase in professional fees. Increases in payroll taxes and employee benefit costs also contributed to the increase.

Interest expense, net

Interest expense, net of interest income, decreased by $87,315 or approximately 77.3% to $25,574 during the three months ended June 30, 2017, compared to $112,889 during the three months ended June 30, 2016.  The decrease was due primarily to a reduction of interest as a result of negotiations with certain noteholders which resulted in a reduction of accrued interest in the amount of $86,089.  Without this adjustment, interest expense would have been $111,663 for the period.  Approximately $20,496 or 18.4% of the gross interest expense of $111,663 was accrued or paid interest on the company’s commercial loans and notes payable; approximately $92,509 or 82.8% of the gross interest expense of $111,663 was a non-cash GAAP accounting charge associated with the amortization of the discounts on the Company’s notes payable.  The Company also had $1,342 of interest income during the three months ended June 30, 2017.

Net income from continuing operations

For the reasons above, the Company had net income from continuing operations for the three months ended June 30, 2017 of $1,214,362 which is an increase of approximately 111.1% compared to a net income of $575,263 during the three months ended June 30, 2016. The income for the three months ended June 30, 2017 includes a total of $402,444 in non-cash charges, including amortization of intangible assets in the amount of $103,067, depreciation expense of $51,796, charges for non-cash compensation in the amount of $155,072, and amortization of the discount on notes payable in the amount of $92,509. The income for the three months ended June 30, 2016 includes a total of $446,783 in non-cash charges, including amortization of intangible assets in the amount of $65,817, depreciation expense of $45,852, charges for non-cash compensation in the amount of $242,605, and amortization of the discount on notes payable in the amount of $92,509.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenue

Revenue increased by $3,680,257 or approximately 22.6% to $19,998,568 for the six months ended June 30, 2017 from $16,318,568 in the prior year.

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

Cost of goods sold

Our cost of goods sold for the six months ended June 30, 2017 was $13,533,255, an increase of $1,957,887 or approximately 16.9% compared to cost of goods sold of $11,575,368 for the six months ended June 30, 2016. Cost of goods sold is made up of the following expenses for the six months June 30, 2017: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $9,632,607; and shipping, delivery, handling, and purchase allowance expenses in the amount of $3,900,648.  Total gross margin was approximately 32.3% of sales in 2017 compared to approximately 29.1% of sales in 2016.  The increase in cost of goods sold is primary attributable to an increase in sales.  The increase in gross margins from 2016 is primarily attributable to variation in product and revenue mix as well as variations in cost of goods sold as a percentage of total expenses, across our various selling channels.

In 2017, we continued to price our products in order to gain market share and increase the number of our end users. We were successful in both increasing sales and increasing market share.  We currently expect, if market conditions and our product revenue mix remain constant, that our cost of goods sold may increase.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $832,045 or approximately 23.5% to $4,374,798 during the six months ended June 30, 2017 compared to $3,542,753 for the six months ended June 30, 2016. The increase in selling, general, and administrative expenses was primarily due to an increase in SGA expenses associated with Oasis, and to an increase in professional fees. Increases in payroll taxes and employee benefit costs also contributed to the increase.

Interest expense, net

Interest expense, net of interest income, decreased by $102,765 or approximately 42.0% to $141,773 during the six months ended June 30, 2017, compared to $112,889 during the six months ended June, 2016.  The decrease was due primarily to a reduction of interest as a result of negotiations with certain noteholders which resulted in a reduction of accrued interest in the amount of $86,089.  Without this adjustment, interest expense would have been $227,862 for the period.  Approximately $45,528 or 20.0% of the gross interest expense of $227,862 was accrued or paid interest on the company’s commercial loans and notes payable; approximately $185,018 or 81.2% of the gross interest expense of $227,862 was a non-cash GAAP accounting charge associated with the amortization of the discounts on the Company’s notes payable.  The Company also had $3,154 of interest income during the six months ended June 30, 2017.

Net income from continuing operations

For the reasons above, the Company had net income from continuing operations for the six months ended June 30, 2017 of $1,948,999 which is an increase of approximately 103.9% compared to a net income of $955,909 during the six months ended June 30, 2016. The income for the six months ended June 30, 2017 includes a total of $786,256 in non-cash charges, including amortization of intangible assets in the amount of $206,134, depreciation expense of $79,136, charges for non-cash compensation in the amount of $315,968, and amortization of the discount on notes payable in the amount of $185,019. The income for the six months ended June 30, 2016 includes a total of $876,756 in non-cash charges, including amortization of intangible assets in the amount of $131,634, depreciation expense of $82,211, charges for non-cash compensation in the amount of $477,893, and amortization of the discount on notes payable in the amount of $185,018.

Liquidity and Capital Resources at June 30, 2017

As of June 30, 2017, the Company had current assets of $6,240,238, consisting of cash and cash equivalents of $3,207,908; trade accounts receivable, net of $2,013,712; inventory of $951,693; and other current assets of $66,925.  Also at June 30, 2017, the Company had current liabilities of $2,986,446, consisting of trade payables and accrued liabilities of $1,755,501; accrued costs of discontinued operations of $114,996; accrued payroll and commissions of $154,127; accrued interest of $15,671; current portion of notes payable and capital leases of $746,151; and current portion of contingent liability of $200,000.

During the six months ended June 30, 2017, the Company had cash provided by operating activities of $783,539.  Cash flow from operations consisted of: the Company’s consolidated net income of $1,948,999 plus non-cash compensation in the amount of $315,968; non-cash amortization of discount on notes payable of $185,018, and depreciation and amortization of $285,270. The Company’s cash position decreased by $1,951,716 as a result of changes in the components of current assets and current liabilities, primarily a reduction in accrued liabilities related to related to discontinued operations in the amount of $1,363,891.

The Company had cash used in investing activities of $340,777 for the six months ended June 30, 2017, which consisted of cash paid in the acquisition of Oasis in the amount of $300,000, and cash paid for the acquisition of property and equipment in the amount of $40,777.  The Company had cash used in financing activities of $998,907 for the six months ended June, 2017, which consisted of principal payments made on notes payable of $496,430; principal payments on capital leases of $4,589, payments made for the purchase of treasury stock of $505,660; and payments made for the purchase of options from officers, directors, and employees of $130,925.  The Company also received cash of $68,697 from the exercise of warrants for common stock, and $70,000 for the exercise of common stock options.

The Company had net working capital of $3,253,792 as of June 30, 2017.  The Company had cash provided by operations during the six months ended June 30, 2017 in the amount of $783,539; this amount is net of certain payments in the amount of $1,363,891 related to discontinued operations which relate mainly to a transaction to purchase the rights to 1,450,000 RSUs and 642,688 shares of the Company’s common stock from a former FD employee which resulted in $850,000 in non-recurring cash payments compared to cash generated from operating activities of $442,300 during the six months ended June 30, 2017.  Without the cash flow items associated with discontinued operations, cash operating cash flow would have been $2,147,430 for the six months ended June 30, 2017.  The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines.  Currently, we do not have any material long-term obligations other than those described in Note 13 to the financial statements included in this report. As we seek to increase our sales of new items and enter new markets, acquire new businesses as well as identify new and other consumer and food service oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

In February 2016, we completed the sale of FD to New Fresh Co., LLC, a Florida limited liability company controlled by the former founder of FD.  See Note 4 to the accompanying financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued the following shares of common stock during the six months ended June 30, 2017:

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

The Company issued 4,626,427 shares of common stock to investors for the conversion of principal and accrued interest on notes payable in the amounts of $627,565 and $528,242, respectively.

The Company issued 70,000 shares of common stock with a fair value of $33,600 to an employee as a bonus.

The Company issued 200,000 shares of common stock for the exercise of stock options for cash of $70,000.

The Company issued 224,638 shares of common stock for a subscription receivable in the amount of $128,044.

The Company issued 250,000 shares of common stock in exchange for the cashless conversion of warrants.

The Company made the following purchases of its common stock during the six months ended June 30, 2017:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

January 2017	37,000	$0.502	N/A	N/A
February 2017	642,688	$0.485	N/A	N/A
May 2017	639,383	$0.368	N/A	N/A
June 2017	438,379	$0.575	N/A	N/A

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

SIGNATURE	TITLE	DATE

/s/ Sam Klepfish	Chief Executive Officer	August 14, 2017
Sam Klepfish

/s/ John McDonald	Principal Financial Officer	August 14, 2017
John McDonald