Form 10-Q
period 2017-09-30
INNOVATIVE FOOD HOLDINGS INC
filed 2017-11-14
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended September 30, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,086,659 shares of common stock issued and 32,595,547 shares of common stock outstanding as of November 9, 2017.

INNOVATIVE FOOD HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc.
Consolidated Balance Sheet

	September 30,	December 31,
	2017	2016
ASSETS	(unaudited)

Current assets
Cash and cash equivalents	$4,337,662	$3,764,053
Accounts receivable, net	2,417,104	1,538,395
Inventory	983,733	815,033
Other current assets	64,367	55,393
Due from related parties	-	-
Total current assets	7,802,866	6,172,874

Property and equipment, net	1,988,055	2,068,110
Investment	201,525	208,983
Intangible assets, net	1,419,233	707,684
Total assets	$11,411,679	$9,157,651

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$2,088,148	$3,119,533
Accrued liabilities - related parties	-	65,000
Accrued interest	15,674	626,873
Notes payable - related party, current portion	-	164,650
Notes payable - current portion, net of discount	547,183	1,424,432
Contingent liability - current portion	200,000	-
Total current liabilities	2,851,005	5,400,488

Contingent liability - long term	200,000	-
Other long-term liabilities	200,000	-
Note payable - long term portion, net of discount	918,646	1,137,811
Total liabilities	4,169,651	6,538,299

Stockholders’ equity
Common stock: $0.0001 par value; 500,000,000 shares authorized; 35,086,659 and 25,301,816 shares issued, and 32,595,547 and 24,568,157 shares outstanding at September 30, 2017 and December 31, 2016, respectively	3,506	2,528
Additional paid-in capital	35,931,641	33,974,470
Treasury stock: 2,276,703 and 519,254 shares outstanding at September 30, 2017 and December 31, 2016, respectively	(992,313)	(174,949)
Accumulated deficit	(27,700,806)	(31,182,697)
Total stockholders’ equity	7,242,028	2,619,352

Total liabilities and stockholders’ equity	$11,411,679	$9,157,651

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Revenue	$10,495,637	$9,094,443	$30,494,462	$25,413,011
Cost of goods sold	7,052,018	6,404,185	20,585,273	17,979,553
Gross margin	3,443,619	2,690,258	9,909,189	7,433,458

Selling, general and administrative expenses	1,894,588	1,702,425	6,269,386	5,245,178
Total operating expenses	1,894,588	1,702,425	6,269,386	5,245,178

Operating income	1,549,031	987,833	3,639,803	2,188,280

Other (income) expense:
Interest expense, net	16,139	121,226	157,912	365,764
Total other (income) expense	16,139	121,226	157,912	365,764

Net income before taxes	1,532,892	866,607	3,481,891	1,822,516

Income tax expense	-	-	-	-

Net income from continuing operations	$1,532,892	$866,607	$3,481,891	$1,822,516

Net income from discontinued operations	-	-	-	4,447,279

Consolidated net income	$1,532,892	$866,607	$3,481,891	$6,269,795

Net income per share from continuing operations - basic	$0.047	$0.035	$0.117	$0.073

Net income per share from discontinued operations - basic	$-	$	$-	$0.178

Net income per share from continuing operations - diluted	$0.046	$0.030	$0.113	$0.066

Net income per share from discontinued operations - diluted	$-	$-	$-	$0.139

Weighted average shares outstanding - basic	32,333,108	25,047,134	29,779,904	24,980,317

Weighted average shares outstanding - diluted	33,476,756	31,619,778	30,842,167	32,044,762

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$3,481,891	$6,269,795
Gain on sale of discontinued operations	-	(7,201,196)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	409,283	409,228
Stock based compensation	315,968	673,523
Stock based compensation for TFD employees	-	1,028,908
Amortization of discount on notes payable	185,018	277,529
Allowance for doubtful accounts	-	11,963

Changes in assets and liabilities:
Accounts receivable, net	(878,709)	(237,265)
Deferred revenue	-	289,254
Inventory and other current assets, net	(177,674)	81,012
Accounts payable and accrued expenses - related party	-	(146,018)
Accounts payable and accrued liabilities	(1,199,680)	197,603
Accrued liabilities - related party	(65,000)	-
Due from related party	-	110
Contingent liability	-	(91,000)
Net cash provided by operating activities	2,071,097	1,563,446

Cash flows from investing activities:
Cash decrease due to sale of discontinued operations	-	(470,482)
Acquisition of property and equipment	(40,777)	(10,512)
Cash paid in the acquisition of Oasis	(300,000)	-
Net cash (used in) investing activities	(340,777)	(480,994)

Cash flows from financing activities:
Common stock sold for exercise of warrants	196,741	-
Payments made on revolving credit facilities	-	(841,831)
Purchase of stock options from officers, directors, and employees	(163,925)	-
Cash received from exercise of stock options	70,000	-
Purchase of treasury stock	(505,660)	(14,850)
Borrowings on revolving credit facilities	-	805,959
Principal payments on debt	(746,941)	(1,021,829)
Principal payments capital leases	(6,926)	(8,094)
Net cash (used in) financing activities	(1,156,711)	(1,080,645)

Increase in cash and cash equivalents	573,609	1,807

Cash and cash equivalents at beginning of period	3,764,053	2,137,289

Cash and cash equivalents at end of period	$4,337,662	$2,139,096

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$64,198	$96,318

Taxes	$-	$-

Common stock issued for conversion of note payable by related party	$164,650	$-
Equipment acquired under capital lease	$-	$9,217
Fair value of 25,000 shares of common stock issued to a service provider, previously accrued	$-	$34,000

See notes to these unaudited condensed consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Innovative Food Holdings, Inc., and its wholly owned subsidiaries, some of which are non-operating, Artisan Specialty Foods, Inc. (“Artisan”), Food Innovations, Inc. (“Food Innovations” or “FII”), Food New Media Group, Inc. (“FNM”), Oasis Sales Corp. (“Oasis”), Organic Food Brokers, Inc. (“OFB”), Gourmet Food Service Group, Inc. (“GFG”), Gourmet Foodservice Warehouse, Inc.,  Gourmeting Inc., The Haley Group, Inc. (“Haley”), 4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.), (“Gourmet” and collectively with IVFH and the other subsidiaries, the “Company” or “IVFH”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All material intercompany transactions have been eliminated upon consolidation of these entities.

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes as contained in Form 10-K for the year ended December 31, 2016.  In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results of operations to be expected for the full year.

Discontinued Operations

On February 23, 2016, the Company consummated the sale of 90% of our ownership in The Fresh Diet (“FD”).   As a result of the sale, the results of operations for all periods have been included in “Net income from discontinued operations” in our condensed consolidated statements of operations for the nine months ended September 30, 2016.

2. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Our business is currently conducted by our wholly-owned subsidiaries, Artisan, Food Innovations, FNM, OFB, GFG,  Gourmet Foodservice Warehouse, Inc., Gourmeting, Inc., Haley,  Oasis, and Gourmet (collectively with IVFH and its other subsidiaries, the “Company” or “IVFH”).  Overall, our business activities are focused around the distribution or the enabling of distribution of high quality, unique specialty food and food related products ranging from specialty foodservice products to Consumer Packaged Goods (“CPG”) products through a variety of sales channels.  Since its incorporation, the Company primarily through FII’s relationship with US Foods, Inc. (“U.S. Foods” or “USF”), has been in the business of providing premium restaurants and other foodservice establishments, within 24 – 72 hours, with the freshest origin-specific perishable, and healthcare products shipped directly from our network of vendors and from our warehouses. Our customers include restaurants, hotels, country clubs, national chain accounts, casinos, hospitals and catering houses. Gourmet has been in the business of providing specialty food e-commerce consumers, through its own website at www.forethegourmet.com and through www.amazon.com, with unique specialty gourmet food products shipped directly from our network of vendors and from our warehouses within 24 – 72 hours. GFG is focused on expanding the Company’s program offerings to additional customers.  In our business model, we receive orders from our customers and then work closely with our suppliers and our warehouse facilities to have the orders fulfilled.  In order to maintain freshness and quality, we carefully select our suppliers based upon, among other factors, their quality, uniqueness, reliability and access to overnight courier services.

Artisan is a supplier of over 1,500 niche gourmet products to over 500 customers in the Greater Chicago area.  Haley is a dedicated foodservice consulting and advisory firm that works closely with companies to access private label and manufacturers’ label food service opportunities with the intent of helping them launch and commercialize new products in the foodservice industry. OFB and Oasis are outsourced national sales and brand management teams for emerging organic and specialty food CPG companies of a variety of sizes and business stages, and provide emerging CPG specialty food brands distribution and shelf placement access in key major metro markets in the retail food industry. FNM provides value-added, synergistic, seed and early stage capital to food related businesses including foodtech, foodservice products, and CPG companies. Through its temperature controlled warehouse, Gourmet Foodservice Warehouse fulfills specialty food product orders for the Company’s wholesale and direct to consumer customers.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At September 30, 2017 and December 31, 2016, trade receivables from the Company’s largest customer amounted to 49% and 44%, respectively, of total trade receivables.

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

Dilutive shares at September 30, 2017:

Convertible notes and interest

At September 30, 2017, the Company had outstanding convertible notes payable in the aggregate principal amount of $20,000 convertible at the rate of $0.25 per share with accrued interest of $15,764.

Warrants

At September 30, 2017, the Company had outstanding warrants for holders to purchase the following additional shares: 700,000 shares at a price of $0.01 per share.

Stock Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Price	of Options	Life (years)
$0.35	470,000	0.31
$0.57	225,000	0.25
$1.31	200,000	0.69
$1.42	100,000	0.72
$1.43	50,000	1.25
$1.46	100,000	0.75
$1.60	310,000	0.25
$1.70	75,000	0.54
$1.90	190,000	1.60
$2.00	50,000	0.54
$2.40	20,000	0.67
$2.50	37,500	0.54
$3.40	30,000	0.67
$3.50	37,500	0.54
	1,895,000	0.57

RSUs

During the nine months ended September 30, 2017, the Company cancelled all outstanding restricted stock units (“RSUs”) and replaced them with common stock or restricted stock awards; see note 16. At September 30, 2017, there are no RSUs outstanding.

We recognized stock-based compensation expense for RSUs in a straight-line manner over the vesting period of the grant. This resulted in stock-based compensation expense of $0 and $658,709 related to recognition of RSUs during the nine months ended September 30, 2017 and 2016, respectively.

Restricted Stock Awards

During the nine months ended September 30, 2017, the Company cancelled unvested RSUs representing 1,370,000 shares of common stock and replaced them with restricted stock awards also representing 1,370,000 shares of common stock.  The restricted stock awards will vest over the same vesting period and under the same terms as the RSUs they replaced. Restricted stock awards representing 1,070,000 shares have stock are vested at September 30, 2017; there are a total of 300,000 unvested restricted stock awards remaining. Those 300,000 restricted stock awards will vest as follows: 125,000 restricted stock awards  will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 restricted stock awards  will vest contingent  upon the attainment of a stock price of $3.00  per share for 20 straight trading days. During the nine months ended September 30, 2017, the Company recognized expense of $240,208 for the vesting of restricted stock awards, the same amount of expense that would have been recognized had the RSUs not been replaced by the restricted stock awards.   As the restricted stock awards were not in place during the nine months ended September 30, 2016, there was no such cost during that period.

Dilutive shares at September 30, 2016:

Convertible notes and interest

At September 30, 2016, the Company had outstanding convertible notes payable in the aggregate principal amount of $812,215  with accrued interest of $623,771  convertible at the rate of $0.25 per share into an aggregate of  5,743,994  shares of common stock.

Warrants

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

RSUs

At September 30, 2016, the Company had issued restricted stock units (“RSUs”) for the potential issuance of shares of the Company’s common stock for the purpose of aligning executives and employees of the Company and  for the purpose of compensation for serving as members of the Board of Directors of the Company and for the purposes of retaining qualified personnel at compensation levels that otherwise would not be available should the company have been required to pay certain salaries in cash only. Certain of the RSUs were issued to members of the board of directors of the Company (“Board RSUs”); certain RSUs were issued to the executive officers of the Company (“Executive RSUs”); certain RSUs were issued to employees of the Company (“Employee RSUs”); and certain RSUs were issued to employees of The Fresh Diet (“FD RSUs”).

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

We recognized stock-based compensation expense for RSUs in a straight-line manner over the vesting period of the grant. This resulted in stock-based compensation expense (continuing operations) of $190,692 related to recognition of RSUs during the three months ended September 30, 2016 and $658,709 related to recognition of RSUs during the nine months ended September 30, 2016.

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

3.  ACQUISITION

Pursuant to the Oasis Asset Purchase Agreement, effective January 1, 2017, the Company, through its wholly-owned subsidiary Oasis Sales Corp., purchased certain assets of Oasis Sales and Marketing, L.L.C., a California limited liability company.  The purchase price consisted of $300,000 cash; a two-year promissory note in the amount of $100,000, and a structured equity instrument (the “SEI”) in the amount of $200,000. In addition, the Company is contingently liable for certain performance-based payments over the twenty-four months following the acquisition date up to a maximum of $400,000 (“Earnout Payments”). The SEI is recorded as Other Long Term Liabilities on the Company’s balance sheet at September 30, 2017. The SEI can be paid in cash or shares of the Company’s stock at the Company’s option, at any time, or is automatically payable via the issuance of 200,000 shares of the Company’s stock if the Company’s shares close above $1.00 for ten consecutive days. The Company believes it is likely that the Earnout Payments will be made, and accordingly has recorded the entire amount of $400,000 as a contingent liability on its balance sheet at September 30, 2017.   The amount of $800,000 was allocated to customer lists, an intangible asset with a useful life of 60 months; and the amount of $200,000 was allocated to a non-compete agreement, an intangible asset with a useful life of 48 months.  A total of $52,500 and $157,500 was amortized to operations during the three and nine months ended September 30, 2017, respectively.  The Company has presented preliminary estimates of the fair value of the intangible assets acquired.  The Company is in the process of finalizing its review and evaluation of the related valuation assumptions supporting its fair value estimates of acquired intangible assets; therefore, the estimates used herein are subject to change.  This may result in adjustments to the values presented.

4.  DISCONTINUED OPERATIONS

Effective February 23, 2016, the Company closed a transaction to sell 90% of our ownership in The Fresh Diet, Inc. (“FD”) to New Fresh Co., LLC, a Florida limited liability company controlled by the former founder of FD.  The consideration to Innovative Food Holdings consisted primarily of a restructuring of our loans, which includes the ability to convert to additional amounts of FD under certain circumstances. Aside from any payments related to liabilities previously accrued by the Company, there were no other cash outflows related to the discontinued operations. During the twelve months ended December 31, 2016, the Company accrued the amount of $850,000 representing the amount due based on an agreement signed in 2017.  The agreement involved the purchase of rights to 1,450,000 RSUs and the purchase of 642,688 shares of the Company’s common stock.  During the three and nine months ended September 30, 2017, the Company paid cash for liabilities related to discontinued operations in the amount of $96,231 and $1,460,122, respectively.  The Company also retired 642,688 shares of the Company stock to treasury.

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

For the Nine Months Ended
September 30,
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

The following information presents the major classes of line items constituting significant operating and investing cash flow activities in the consolidated statements of cash flows relating to discontinued operations:

For the Nine Months Ended September 30,
2016
Cash Flow: Major line items

Depreciation and Amortization	107,009
Non-cash compensation	1,028,908
Purchase of equipment	(6,296)
Cash from revolving credit facilities	685,959
Payments made on revolving credit facilities	(641,831)
Principal payments made on notes payable	(7,074)
Principal payments made on capital leases	(8,094)

The components of the gain on sale and income from discontinued operations are as follows:

February 22, 2016

Receivable due from buyer, net of reserve of $8,700,000	$-
Net proceeds from sale of assets and liabilities	-

Assets sold	(6,225,073)
Liabilities sold	13,426,269
Net liabilities sold	7,201,196

Gain on sale	7,201,196

Loss from discontinued operations before income tax	(2,753,917)
Income tax expense	-

Income from discontinued operations	$4,447,279

5. ACCOUNTS RECEIVABLE

At September 30, 2017 and December 31, 2016, accounts receivable consists of:

	September 30, 2017	December 31, 2016
Accounts receivable from customers	$2,422,540	$1,546,518
Allowance for doubtful accounts	(5,436)	(8,123)
Accounts receivable, net	$2,417,104	$1,538,395

6. INVENTORY

Inventory consists primarily of specialty food products.  At September 30, 2017 and December 31, 2016, inventory consisted of the following:

	September 30, 2017	December 31, 2016
Finished Goods Inventory	$983,733	$815,033

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

A summary of property and equipment at September 30, 2017 and December 31, 2016, was as follows:

	September 30, 2017	December 31, 2016
Land	$385,523	$385,523
Building	1,326,165	1,326,165
Computer and Office Equipment	497,191	466,177
Warehouse Equipment	226,953	226,953
Furniture, Fixtures	464,502	454,743
Vehicles	40,064	40,064
Total before accumulated depreciation	2,940,398	2,899,625
Less: accumulated depreciation	(952,343)	(831,515)
Total	$1,988,055	$2,068,110

Depreciation and amortization expense for property and equipment amounted to $41,700 and $37,807 for the three months ended September 30, 2017 and 2016, respectively.  Depreciation and amortization expense for property and equipment amounted to $120,832 and $120,017 for the nine months ended September 30, 2017 and 2016, respectively.

8. INVESTMENTS

The Company has made investments in certain early stage food related companies which it expects can benefit from synergies with the Company’s various operating businesses.  At September 30, 2017, the Company has investments in three food related companies in the aggregate amount of $201,525.  The Company does not have significant influence over the operations of the companies it invests in.

9. INTANGIBLE ASSETS

The Company acquired certain intangible assets pursuant to the acquisition of Artisan, Oasis (see note 3), and OFB, and the acquisition of certain assets of The Haley Group, LLC. The following is the net book value of these assets:

	September 30, 2017
		Accumulated
	Gross	Amortization	Net
Trade Name	$217,000	$-	$217,000
Non-Compete Agreement	444,000	(281,500)	162,500
Customer Relationships	1,930,994	(1,042,261)	888,733
Goodwill	151,000	-	151,000
Total	$2,742,994	$(1,323,761)	$1,419,233

	December 31, 2016
		Accumulated
	Gross	Amortization	Net
Trade Name	$217,000	$-	$217,000
Non-Compete Agreement	244,000	(244,000)	-
Customer Relationships	1,130,994	(791,310)	339,684
Goodwill	151,000	-	151,000
Total	$1,742,994	$(1,035,310)	$707,684

Total amortization expense charged to continuing operations for the three months ended September 30, 2017 and 2016 was $82,317 and $50,567, respectively.  Total amortization expense charged to continuing operations for the nine months ended September 30, 2017 and 2016 was $288,451 and $182,201, respectively.

The trade names are not considered finite-lived assets, and are not being amortized.  The non-compete agreements are being amortized over a period of 48 months. The customer relationships acquired in the Artisan, Haley, Oasis, and OFB transactions are being amortized over periods of 60, 36, 60, and 60 months, respectively.

As detailed in ASC 350, the Company tests for goodwill impairment in the fourth quarter of each year and whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.  As detailed in ASC 350-20-35-3A, in performing its testing for goodwill impairment, management has completed a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. To complete this review, management followed the steps in ASC 350-20-35-3C to evaluate the fair value of goodwill and considered all known events and circumstances that might trigger an impairment of goodwill. The analysis completed in 2016 determined that there was no impairment to goodwill assets.

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Trade payables	$1,921,920	$1,547,603
Accrued costs of discontinued operations	18,765	1,478,887
Accrued payroll and commissions	147,463	93,043
Total	$2,088,148	$3,119,533

At September 30, 2017 and December 31, 2016, accrued liabilities to related parties of $0 and $65,000, respectively, consisted of accrued bonus.

11. ACCRUED INTEREST

At September 30, 2017, accrued interest on a note outstanding was $15,674. During the three and nine months ended September 30, 2017, the Company paid cash for interest in the aggregate amount of $17,480 and $59,432, respectively.

At December 31, 2016, accrued interest was $626,873, convertible at the option of the note holders into the Company’s common stock a price of $0.25 per share, or a total of 2,507,492 shares. During the twelve months ended December 31, 2016, the Company paid cash for interest in the aggregate amount of $96,318.

12. REVOLVING CREDIT FACILITIES

	September 30, 2017	December 31, 2016

Line of credit facility with Fifth Third Bank in the original amount of $1,000,000 with an interest rate of LIBOR plus 3.25%. In August 2015, the amount of the credit facility was increased to $1,500,000 and the due date was extended to August 1, 2016. In August 2016, this credit facility was extended to August 1, 2017. On August 1, 2017 this credit facility was increased to $2,000,000 and the due date was extended to August 1, 2018. During the twelve months ended December 31, 2016, the Company made net borrowings in the amount of $120,000 from this facility, and transferred principal in the amount of $1,200,000 from this credit facility to a new term loan established with Fifth Third Bank. There was no activity on this credit facility during the nine months ended September 30, 2017.
	$-	$-

Total	$-	$-

13. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

	September 30, 2017	December 31, 2016

Term loan dated as of August 5, 2016 in the original amount of $1,200,000 payable to Fifth Third Bank. This loan is secured by the Company’s tangible and intangible personal property and bears interest at the rate of LIBOR plus 4.5%.  Principal payments in the amount of $66,667 are due monthly along with accrued interest beginning September 5, 2016. The entire principal balance and all accrued interest is due on the maturity date of February 5, 2018. During the twelve months ended December 31, 2016, the Company transferred principal in the amount of $1,200,000 from the line of credit facility with Fifth Third Bank into this term loan. During the three months ended September 30, 2017, the Company made principal and interest payments on this loan in the amounts of $200,000 and $5,594, respectively.  During the nine months ended September 30, 2017, the Company made principal and interest payments on this loan in the amounts of $600,000 and $24,187, respectively.
	$314,033	$914,033

Secured mortgage note payable for the acquisition of land and building in Bonita Springs, Florida in the amount of $546,000. Principal payments of $4,550 and interest at the rate of Libor plus 3% are due monthly. The balance of the principal amount will be due February 28, 2018. During the three months ended September 30, 2017, the Company made payments of principal and interest on this note in the amounts of $13,650 and $3,288, respectively. During the nine months ended September 30, 2017, the Company made payments of principal and interest on this note in the amounts of $40,950 and $9,663, respectively.
	295,750	336,700

Secured mortgage note payable for the acquisition of land and building in Broadview, Illinois in the amount of $980,000. Payments of $8,167 including principal and interest at the rate of LIBOR plus 2.75% are due monthly through April 2020, the remaining principal balance in the amount of $490,000 will be due May 29, 2020. During the three months ended September 30, 2017, the Company made payments of principal and interest on this note in the amounts of $24,500 and $7,845, respectively. During the nine months ended September 30, 2017, the Company made payments of principal and interest on this note in the amounts of $73,500 and $22,919, respectively.
	751,333	824,833

A total of 16 convertible notes payable in the aggregate amount of $627,565 (the “Convertible Notes Payable”). Certain of the Convertible Notes Payable contain cross default provisions, and are secured by subordinated interest in a majority of the Company’s assets. The Convertible Notes Payable bear interest at the rate of 1.9% per annum; principal and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share; however, the interest may be paid in cash by the Company and certain limited amounts of principle may also be prepaid in cash. Effective May 13, 2014, the due date of these notes was extended from May 15, 2014 to December 31, 2015, and a discount to the notes in the aggregate amount of $712,565 was recorded to recognize the value of the beneficial conversion feature embedded in the extension of the term of the notes. In March 2015 the notes were further extended to January 1, 2016.  On September 30, 2015, the notes in the amount of $627,565 were further extended to July 1, 2017, and a discount in the amount of $627,565 was recorded to recognize the value of the beneficial conversion featured embedded in the extension of the term of the notes.  During the three and nine months ended September 30, 2017, $0 and $185,018, respectively, of this discount was charged to operations. During the three and nine months ended September 30, 2017, the Company accrued interest in the amount of $0 and $179,304, respectively, on these notes.

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
	-	627,565

A convertible note payable in the amount of $20,000 The Note was due in January 2006 and the Company is currently accruing interest on this note at 1.9%. The principal is convertible into common stock of the Company at a conversion price of $0.25 per share. During the three and nine months ended September 30, 2017, the Company accrued interest in the amount of $93 and $279, respectively, on this note.	20,000	20,000

	September 30, 2017	December 31, 2016

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

Unsecured promissory note in the amount of $100,000 dated January 1, 2017 bearing interest at the rate of 2.91% per annum issued in connection with the Oasis acquisition. Payments in the amount of $4,297 consisting of principal and interest are to be made monthly beginning February 15, 2017 for twenty-four months until paid in full. During the three and nine months ended September 30, 2017, the Company made principal payments on this note in the amount of $12,361 and $530, respectively; during the three and nine months ended September 30, 2017, the Company made interest payments on this note in the amount of rest payments on this note in the amounts of $32,496, and $1,880, respectively.
	67,504	-

Capital lease obligations under a lease agreement for a forklift payable in thirty-six monthly installments of $274 including interest at the rate of 4.46%. During the three and nine months ended September 30, 2017, the Company made principal payments in the amount of $778 and $2,307, respectively. During the three and nine months ended September 30, 2017, the Company made interest payments on this lease obligation in the amounts of $45 and $159, respectively.	3,471	5,778

Capital lease obligations under a lease agreement for a forklift payable in thirty-six monthly installments of $579 including interest at the rate of 4.83%. During the three and nine months ended September 30, 2017, the Company made principal payments in the amounts of $1,558 and $4,617, respectively. During the three and nine months end September 30, 2017, the Company made interest payments on this lease obligation in the amounts of $178 and $591, respectively.	13,738	18,354

Total	$1,465,829	$2,911,913

Less: Discount	-	(185,020)

Net	$1,465,829	$2,726,893
Current maturities, net of discount	$547,183	$1,589,082
Long-term portion, net of discount	918,646	1,137,811
Total	$1,465,829	$2,726,893

	For the Three Months Ended September 30,
	2017	2016
Discount on Notes Payable amortized to interest expense:	$-	$92,509

	For the Nine Months Ended September 30,
	2017	2016
Discount on Notes Payable amortized to interest expense:	$185,018	$277,527

At September 30, 2017 and December 31, 2016, the Company had unamortized discounts to notes payable in the aggregate amount of $0 and $185,020, respectively.

Aggregate maturities of long-term notes payable as of September 30, 2017 are as follows:

For the period ended September 30,

2018	$547,183
2019	177,038
2020	609,933
2021	54,600
2022	54,600
Thereafter	22,475
Total	$1,465,829

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

14. RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2017:

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

The Company acquired options to purchase 100,000 shares of the Company’s common stock from a director for $33,000, which was the difference between the exercise price of the options and the market price of the stock on the date of purchase.

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

15. COMMITMENTS AND CONTINGENT LIABILITIES

Contingent Liability

Pursuant to the Oasis acquisition, the Company is contingently liable for certain performance-based payments over the twenty-four months following the acquisition date. The Company believes it is likely that these payments will be made, and accordingly recorded the entire amount of $400,000 as a contingent liability on its balance sheet at acquisition. $200,000 of this amount is classified as a current liability and $200,000 is classified as a long term liability at September 30, 2017.

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On July 7, 2017, Scher Zalman Duchman and Deborah L. Duchman (collectively, “Duchmans”) filed an amended complaint in the United States District Court for the Southern District of Florida seeking approximately $1 million in damages against Innovative Food Holdings, Inc., FD Acquisition Corp., and Sam Klepfish, IVFH’s CEO.  The Duchmans, amongst other things, allege that defendants owed a fiduciary duty to the Duchmans to protect them, and their own personal guarantees and obligations, in connection with loans and other duties incurred by a former subsidiary of the Company.  The Duchmans further allege that the defendants did not fulfill that alleged fiduciary obligation.  In response to the lawsuit, IVFH has filed a motion, which is currently being considered by the court, seeking dismissal of claims on a number of bases.  IVFH has also notified the court of a release and covenant not to sue executed by S. Duchman in April of 2016 in favor of IVFH and its officers which encompasses the claims the Duchmans have asserted.  IVFH believes that this lawsuit is without merit and is an attempt by the Duchmans to drag IVFH into the Duchmans’ personal financial matters which are unrelated to IVFH. While IVFH intends to vigorously defend against this lawsuit, the outcome of this lawsuit cannot ultimately be predicted.

16. EQUITY

Common Stock

At September 30, 2017 and December 31, 2016, a total of 2,491,112 and 733,659 shares, respectively, are deemed issued but not outstanding by the Company. These include 2,276,703 shares of treasury stock as of September 30, 2017 and 519,254 shares of treasury stock as of December 31, 2016.

Nine months ended September 30, 2017:

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

The Company issued 250,000 shares of common stock in exchange for the cashless conversion of warrants. The aggregate par value of $25 was charged to additional paid-in capital on the Company’s balance sheet at June 30, 2017.

The Company acquired 639,383 shares of common stock for cash of $235,000 and returned these shares to treasury.  The Company also acquired an additional 438,379 shares of common stock for $252,068 of which $50,000 was paid and $202,068 was paid on  October 2, 2017, and returned these shares to treasury.

The Company purchased options to purchase a total of 100,000 shares of common stock for $33,000 in cash, which was the difference between the exercise price of the options and the market price of the stock on the date of purchase.  The Company charged the amount of $33,000 to additional paid-in capital.

The Company issued a total of 1,070,000 shares of common stock to officers and directors pursuant to the vesting of restricted stock awards:  400,000 shares to its Chief Executive Officer; 400,000 shares to its President; and 90,000 shares to each of three directors.

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

Warrants

The following table summarizes the significant terms of warrants outstanding at September 30, 2017. These warrants may be settled in cash and, unless the underlying shares are registered, via cashless exercise, into shares of the Company’s common stock at the request of the warrant holder. These warrants were granted in 2012 as part of a financing and loan agreement related to the acquisition of Artisan Specialty Foods in 2012:

Range of exercise Prices	Number of warrants Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding Warrants	Number of warrants Exercisable	Weighted average exercise price of exercisable Warrants
$0.010	700,000	2.63	$0.01	700,000	$0.01

	700,000	2.63	$0.01	700,000	$0.01

Transactions involving warrants are summarized as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Warrants outstanding at December 31, 2016	3,537,284	$0.45

Granted	-	-
Exercised	(2,837,284)	$0.56
Cancelled / Expired	-	-

Warrants outstanding at September 30, 2017	700,000	$0.01

Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.35	470,000	0.31	$0.35	470,000	$0.35

$0.57	225,000	0.25	$0.57	225,000	$0.57

$1.31	200,000	0.69	$1.31	200,000	$1.31

$1.42	100,000	0.72	$1.42	100,000	$1.42

$1.43	50,000	1.25	$1.43	50,000	$1.50

$1.46	100,000	0.75	$1.46	100,000	$1.46

$1.60	310,000	0.25	$1.60	310,000	$1.60

$1.70	75,000	0.54	$1.70	75,000	$1.70

$1.90	190,000	1.60	$1.90	190,000	$1.90

$2.00	50,000	0.54	$2.00	50,000	$2.00

$2.40	20,000	0.67	$2.40	20,000	$2.40

$2.50	37,500	0.54	$2.50	37,500	$0.79

$3.40	30,000	0.67	$3.40	30,000	$3.40

$3.50	37,500	0.54	$3.50	37,500	$3.50
	1,895,000	0.57	$1.25	1,895,000	$1.25

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2016	2,445,000	$1.01

Granted	650,000	$1.73
Exercised	(200,000)	$0.35
Cancelled / Expired	(1,000,000)	$1.18

Options outstanding at September 30, 2017	1,895,000	$1.25

Aggregate intrinsic value of options outstanding and exercisable at September 30, 2017 and 2016 was $339,700 and $737,905, respectively.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.91 and $0.48 as of September 30, 2017 and 2016, respectively, and the exercise price multiplied by the number of options outstanding.

During the three months ended September 30, 2017 and 2016, the Company charged a total of $0 and $4,983, respectively, to operations related to recognized stock-based compensation expense for employee stock options. During the nine months ended September 30, 2017 and 2017, the Company charged a total of $8,707 and $14,814, respectively, to operations related to recognized stock-based compensation expense for employee stock options.

Accounting for warrants and stock options

The Company valued warrants and options using the Black-Scholes valuation model utilizing the following variables:

September 30,
2017
Volatility	56.9%
Dividends	$-
Risk-free interest rates	0.87%
Term (years)	0.78-2.44

Restricted Stock Units (“RSUs”)

During the nine months ended September 30, 2017, the Company cancelled all of its outstanding RSUs and issued the following:  For vested RSUs representing 3,104,205 shares of common stock, the Company issued a net amount of 2,480,392 shares of restricted common stock (net of 623,813 shares held back by the Company to pay certain taxes owed related to the issuance); for unvested RSUs representing 1,370,000 shares of common stock, the Company issued 1,370,000 shares of restricted common stock under the same terms as the cancelled RSUs.  1,070,000 of the restricted stock awards vested on July 1, 2017, the same date at which the RSUs which they replaced would have vested.  These 1,070,000 shares were issued during the three months ended September 30, 2017. The vesting for the remaining 300,000 restricted stock awards is contingent upon meeting certain price and volume conditions related to the Company’s stock; these conditions are the same conditions required for vesting of the cancelled RSUs.  The Company charged the amount of $0 and $240,208, respectively, to operations during the three and nine months ended September 30, 2017 representing the amortization of the cost of these restricted stock awards.  The amounts charged to operations is the same amount that the Company would have charged for the RSUs that were cancelled had they not been cancelled.

RSUs expense during the three and nine months ended September 30, 2017 and 2016 are summarized in the table below:

	September 30,
	2017	2016

RSUs expense – Continuing operations	$-	$190,692
RSUs expense – Discontinued operations	-	-
Total	$-	$190,692

	September 30,
	2017	2016

RSUs expense – Continuing operations	$-	$658,709
RSUs expense – Discontinued operations	-	813,908
Total	$-	$1,472,617

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

Certain information contained in this discussion and elsewhere in this report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Private Securities Litigation Reform Act will not apply to certain “forward looking statements” because we issued “penny stock” (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3(a)(51-1) under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on our behalf.  For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “believe”, “explore”, “consider”, “anticipate”, “intend”, “could”, “estimate”, “plan”, “propose” or “continue” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

●	Our ability to raise capital necessary to sustain our anticipated operations and implement our business plan,

●	Our ability to implement our business plan,

●	Our ability to generate sufficient cash to pay our lenders and other creditors,

●	Our dependence on one major customer,

●	Our ability to employ and retain qualified management and employees,

●	Our dependence on the efforts and abilities of our current employees and executive officers,

●	Changes in government regulations that are applicable to our current or anticipated business,

●	Changes in the demand for our services and different food trends,

●	The degree and nature of our competition,

●	The lack of diversification of our business plan,

●	The general volatility of the capital markets and the establishment of a market for our shares, and

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

Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $5,436 for doubtful accounts receivable at September 30, 2017, and $56,371 at September 30, 2016. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

Relationship with U.S. Foods

We have historically sold the majority of our products through a distributor relationship between FII and Next Day Gourmet, L.P., a subsidiary of U.S. Foods, a leading broadline distributor. These sales amounted to $7,604,308 (72% of total sales) and $6,546,697 (72% of total sales) for the three months ended September 30, 2017 and 2016, respectively; and $22,004,270 (72% of total sales) and $18,352,407 (72% of total sales) for the nine months ended September 30, 2017 and 2016, respectively. On January 26, 2015 we executed a contract between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods.  The term of the Agreement is from January 1, 2015 through December 31, 2016 and provides for up to three (3) automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew. Based on the terms, the Agreement was extended through 2017.

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

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenue

Revenue increased by $1,401,194 or approximately 15% to $10,495,637 for the three months ended September 30, 2017 from $9,094,443 in the prior year.

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

Cost of goods sold

Our cost of goods sold for the three months ended September 30, 2017 was $7,052,018, an increase of $647,833 or approximately 10% compared to cost of goods sold of $6,404,185 for the three months ended September 30, 2016. Cost of goods sold is made up of the following expenses for the three months September 30, 2017: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $4,982,334; and shipping, delivery, handling, and purchase allowance expenses in the amount of $2,069,684.  Total gross margin was approximately 32.8% of sales in 2017 compared to approximately 29.6% of sales in 2016.  The increase in cost of goods sold is primary attributable to an increase in sales.  The increase in gross margins from 2016 is primarily attributable to variation in product and revenue mix as well as variations in cost of goods sold as a percentage of total expenses, across our various selling channels.

In 2017, we continued to price our products in order to gain market share and increase the number of our end users. We were successful in both increasing sales and increasing market share.  We currently expect, if market conditions and our product revenue mix remain constant, that our cost of goods sold may increase.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $192,163 or approximately 11% to $1,894,588 during the three months ended September 30, 2017 compared to $1,702,425 for the three months ended September 30, 2016. The increase in selling, general, and administrative expenses was primarily due to an increase in SGA expenses associated with Oasis, and to an increase in office, facilities, and vehicles costs. Increases in payroll taxes and employee benefit costs also contributed to the increase.

Interest expense, net

Interest expense, net of interest income, decreased by $105,087 or approximately 87% to $16,139 during the three months ended September 30, 2017, compared to $121,226 during the three months ended September 30, 2016.  The decrease was due primarily to a reduction of the amortization of discounts on the Company’s notes payable.  These discounts are fully amortized, and there was $0 interest expense associated with this amortization during the three months ended September 30, 2017, compared to $92,509 during the three months ended September 30, 2016. There was a decrease of  approximately $17,481 or 100% of the gross interest expense of $17,481 was accrued or paid interest on the company’s commercial loans and notes payable. The Company also had $1,342 of interest income during the three months ended September 30, 2017.

Net income from continuing operations

For the reasons above, the Company had net income from continuing operations for the three months ended September 30, 2017 of $1,532,892 which is an increase of approximately 77% compared to a net income of $866,607 during the three months ended September 30, 2016. The income for the three months ended September 30, 2017 includes a total of $124,013 in non-cash charges, including amortization of intangible assets in the amount of $82,317 and depreciation expense of $41,696. The income for the three months ended September 30, 2016 includes a total of $376,513 in non-cash charges, including amortization of intangible assets in the amount of $50,567, depreciation expense of $37,807, charges for non-cash compensation in the amount of $195,630, and amortization of the discount on notes payable in the amount of $92,509.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenue

Revenue increased by $5,081,451 or approximately 20% to $30,494,462 for the nine months ended September 30, 2017 from $25,413,011 in the prior year.

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

Cost of goods sold

Our cost of goods sold for the nine months ended September 30, 2017 was $20,585,273, an increase of $2,605,720 or approximately 15% compared to cost of goods sold of $17,979,553 for the nine months ended September 30, 2016. Cost of goods sold is made up of the following expenses for the nine months September 30, 2017: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $14,614,941; and shipping, delivery, handling, and purchase allowance expenses in the amount of $5,970,332.  Total gross margin was approximately 32.5% of sales in 2017 compared to approximately 29.3% of sales in 2016.  The increase in cost of goods sold is primary attributable to an increase in sales.  The increase in gross margins from 2016 is primarily attributable to variation in product and revenue mix as well as variations in cost of goods sold as a percentage of total expenses, across our various selling channels.

In 2017, we continued to price our products in order to gain market share and increase the number of our end users. We were successful in both increasing sales and increasing market share.  We currently expect, if market conditions and our product revenue mix remain constant, that our cost of goods sold may increase.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $1,024,208 or approximately 20% to $6,269,386 during the nine months ended September 30, 2017 compared to $5,245,178 for the nine months ended September 30, 2016. The increase in selling, general, and administrative expenses was primarily due to an increase in SGA expenses associated with Oasis, and to an increase in office, facilities, and vehicles costs. Increases in payroll taxes and employee benefit costs also contributed to the increase.

Interest expense, net

Interest expense, net of interest income, decreased by $207,852 or approximately 57% to $157,912 during the nine months ended September 30, 2017, compared to $365,764 during the nine months ended September 30, 2016.  The decrease was due primarily to a reduction of interest as a result of negotiations with certain noteholders which resulted in a reduction of accrued interest in the amount of $86,089.  Without this adjustment, and adding back interest income of $4,026, gross interest expense would have been $248,027 for the period.  Approximately $63,009 or 25.4% of the gross interest expense was accrued or paid interest on the company’s commercial loans and notes payable; approximately $185,018 or 74.6% of the gross interest expense was a non-cash GAAP accounting charge associated with the amortization of the discounts on the Company’s notes payable.

Net income from continuing operations

For the reasons above, the Company had net income from continuing operations for the nine months ended September 30, 2017 of $3,481,891 which is an increase of approximately 91% compared to a net income of $1,822,516 during the nine months ended September 30, 2016. The income for the nine months ended September 30, 2017 includes a total of $910,269 in non-cash charges, including amortization of intangible assets in the amount of $288,451, depreciation expense of $120,832, charges for non-cash compensation in the amount of $315,968, and amortization of the discount on notes payable in the amount of $185,018. The income for the nine months ended September 30, 2016 includes a total of $1,253,239 in non-cash charges, including amortization of intangible assets in the amount of $182,201, depreciation expense of $120,018, charges for non-cash compensation in the amount of $673,523, and amortization of the discount on notes payable in the amount of $277,527.

Liquidity and Capital Resources at September 30, 2017

As of September 30, 2017, the Company had current assets of $7,802,866, consisting of cash and cash equivalents of $4,337,662; trade accounts receivable, net of $2,417,104; inventory of $983,733; and other current assets of $64,367.  Also at September 30, 2017, the Company had current liabilities of $2,851,005, consisting of trade payables and accrued liabilities of $2,088,148; accrued interest of $15,674; current portion of notes payable and capital leases of $547,183; and current portion of contingent liability of $200,000.

During the nine months ended September 30, 2017, the Company had cash provided by operating activities of $2,071,097.  Cash flow from operations consisted of: the Company’s consolidated net income of $3,481,891 plus non-cash compensation in the amount of $315,968; non-cash amortization of discount on notes payable of $185,018, and depreciation and amortization of $409,283. The Company’s cash position decreased by $2,321,063 as a result of changes in the components of current assets and current liabilities, primarily a reduction in accrued liabilities related to related to discontinued operations in the amount of $1,460,122.

The Company had cash used in investing activities of $340,777 for the nine months ended September 30, 2017, which consisted of cash paid in the acquisition of Oasis in the amount of $300,000, and cash paid for the acquisition of property and equipment in the amount of $40,777.  The Company had cash used in financing activities of $1,156,711 for the nine months ended September 30, 2017, which consisted of principal payments made on notes payable of $746,941; principal payments on capital leases of $6,926, payments made for the purchase of treasury stock of $505,660; and payments made for the purchase of options from officers, directors, and employees of $163,925.  The Company also received cash of $196,741 from the exercise of warrants for common stock, and $70,000 for the exercise of common stock options.

The Company had net working capital of $4,951,861 as of September 30, 2017.  The Company had cash provided by operations during the nine months ended September 30, 2017 in the amount of $2,071,097; this amount is net of certain payments in the amount of $1,460,122 related to discontinued operations which relate mainly to a transaction to purchase the rights to 1,450,000 RSUs and 642,688 shares of the Company’s common stock from a former FD employee which resulted in $850,000 in non-recurring cash payments compared to cash generated from operating activities of $1,563,446 during the nine months ended September 30, 2016.  Without the cash flow items associated with discontinued operations, cash operating cash flow would have been $3,531,219 for the nine months ended September 30, 2017.  The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines.  Currently, we do not have any material long-term obligations other than those described in Note 13 to the financial statements included in this report. As we seek to increase our sales of new items and enter new markets, acquire new businesses as well as identify new and other consumer and food service oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

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

On July 7, 2017, Scher Zalman Duchman and Deborah L. Duchman (collectively, “Duchmans”) filed an amended complaint in the United States District Court for the Southern District of Florida seeking approximately $1 million in damages against Innovative Food Holdings, Inc., FD Acquisition Corp., and Sam Klepfish, IVFH’s CEO.  The Duchmans, amongst other things, allege that defendants owed a fiduciary duty to the Duchmans to minimize the Duchmans’ own personal guarantees and personal obligations related to loans and other obligations incurred by a former subsidiary of the Company and that the Defendants did not fulfill that alleged fiduciary obligation.  In response to the lawsuit, IVFH has filed a motion, which is currently being considered by the court, seeking dismissal of all claims on a number of basis including providing the court with a copy of a release and covenant not to sue executed by the Duchmans in April of 2017 in favor of IVFH and its officers which encompasses the claims the Duchmans have asserted.  IVFH believes that this lawsuit is without merit and is an attempt by the Duchmans to drag IVFH into the Duchmans’ personal financial matters which are unrelated to IVFH. While IVFH intends to vigorously defend against this lawsuit, the outcome of this lawsuit cannot ultimately be predicted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued the following shares of common stock during the nine months ended September 30, 2017:

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

The Company issued a total of 1,070,000 shares of common stock to officers and directors pursuant to the vesting of restricted stock awards:  400,000 shares to its Chief Executive Officer; 400,000 shares to its President; and 90,000 shares to each of three directors.

The Company made the following purchases of its common stock during the nine months ended September 30, 2017:

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

SIGNATURE	TITLE	DATE

/s/ Sam Klepfish	Chief Executive Officer	November 14, 2017
Sam Klepfish

/s/ John McDonald	Principal Financial Officer	November 14, 2017
John McDonald