Form 10-K
period 2017-12-31
INNOVATIVE FOOD HOLDINGS INC
filed 2018-03-29
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒
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

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $18,981,094 as of June 30, 2017, based upon a closing price of $0.61 per share for the registrant’s common stock on such date.

On March 16, 2018, a total of 33,689,407 shares of our common stock were outstanding.

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

Index

PART I

ITEM 1. Business

Our History

We (or the “Company”) were initially formed in June 1979 as Alpha Solarco Inc., a Colorado corporation. From June 1979 through February 2003, we were either inactive or involved in discontinued business ventures. We changed our name to Fiber Application Systems Technology, Ltd in February 2003. In January 2004, we changed our state of incorporation by merging into Innovative Food Holdings, Inc. (IVFH), a Florida corporation formed for that purpose. As a result of the merger, we changed our name to that of Innovative Food Holdings, Inc. In January 2004, we also acquired Food Innovations, Inc. (“FII” or “Food Innovations”), a Florida corporation, for 500,000 shares of our common stock.

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

On November 2, 2012, the Company entered into an asset purchase agreement (the “Haley Acquisition”) with The Haley Group, LLC whereby we acquired all existing assets of The Haley Group, LLC and its customers. The Haley Acquisition was valued at a total cost of $119,645.  On June 30, 2014, pursuant to a purchase agreement, the Company purchased 100% of the membership interest of Organic Food Brokers, LLC, a Colorado limited liability company (“OFB”), for $300,000, 100,000 4 year options at a price of $1.46 per share, and up to an additional $225,000 in earn-outs if certain milestones are met. Pursuant to an Asset Purchase Agreement dated as of January 1, 2017 the Company’s wholly-owned subsidiary, Oasis Sales Corp. (“Oasis”), purchased substantially all of the assets of Oasis Sales and Marketing, L.L.C. for $300,000 cash;  a $200,000 structured equity instrument   which can be paid in cash or shares of the Company stock at the Company’s option, anytime under certain conditions, or is automatically payable via the issuance of 200,000 shares if the Company’s shares close above $1.00 for ten consecutive days; a $100,000 note;  and up to an additional $400,000 in earn-outs over two years if certain milestones are met.  The Agreement also contains claw-back provisions if certain revenue conditions are not met.

On August 15, 2014, pursuant to a merger agreement (the “Fresh Diet Merger Agreement”), the Company acquired The Fresh Diet, Inc. (“The Fresh Diet” or “FD”) through a reverse triangular merger as the registrant created a subsidiary corporation (FD Acquisition Corp) that merged with and into FD with FD being the surviving corporation and becoming a wholly-owned subsidiary of the Company. The purchase price consisted of 10,000,000 shares of the Company’s common stock valued at $14,000,000. The majority of FD’s current liabilities consisted of approximately $3.8 million of deferred revenues and approximately $2.1 million in short term commercial loans and there was additional ordinary course of business expenses such as trade payables, payroll and sales taxes which vary from month to month. In addition, it had some long-term obligations the bulk of which consisted of interest free loans from FD’s former shareholders in the amount of approximately $2.2 million which were not due for three years. Effective February 23, 2016, the Company closed a transaction to sell 90% of its ownership in FD to New Fresh Co., LLC, a Florida limited liability company controlled by the former founder of FD who was appointed Interim CEO of FD on February 9, 2016.  The consideration to the Company consisted primarily of a restructuring of our loans, which includes the ability to convert to additional amounts of FD under certain circumstances. There is no continuing cash inflows or outflows from or to the discontinued operations.

Effective January 24, 2018, pursuant to an asset acquisition agreement (the “iGourmet Asset Acquisition Agreement”), our wholly-owned subsidiary, Innovative Gourmet LLC, acquired substantially all of the assets and certain liabilities of iGourmet LLC and iGourmet NY LLC, privately-held New York limited liability companies located in West Pittston, Pennsylvania  and engaged in the sale, marketing, and distribution of specialty food and specialty food items through www.igourmet.com, online marketplaces, additional  direct-to-consumer platforms, distribution to foodservice, retail stores and other wholesale accounts, pursuant to the terms of an Asset Purchase Agreement.

Index
Our Operations

Our business is currently conducted by our wholly-owned subsidiaries, Artisan (“Artisan”), Food Innovations (“FII”), Food New Media Group, Inc. (“FNM”), Organic Food Brokers (“OFB”), Gourmet Food Service Group, Inc. (“GFG”), Gourmet Foodservice Warehouse, Inc. (“GFW”), Gourmeting, Inc. (“Gourmeting”), The Haley Group, Inc. (“Haley”), Oasis (“Oasis”),  4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.), (“Gourmet”); Innovative Gourmet, LLC (“Innovative Gourmet”); and Food Funding, LLC (“Food Funding” and collectively with IVFH and its other subsidiaries, the “Company” or “IVFH”).  Overall, our business activities are focused around the distribution or the enabling of distribution of high quality, unique specialty food and food related products ranging from specialty foodservice products to Consumer Packaged Goods (“CPG”) products through a variety of sales channels.   Since its incorporation, the Company primarily through FII’s relationship with the producers, growers, and makers of thousands of unique specialty foodservice products and through its relationship with US Foods, Inc.  (“U.S. Foods” or “USF”), has been in the business of providing premium restaurants, within 24 – 72 hours, with the freshest origin-specific perishable, and healthcare products shipped directly from our network of vendors and from our warehouses. Our customers include restaurants, hotels, country clubs, national chain accounts, casinos, hospitals and catering houses.  Gourmet has been in the business of providing specialty food e-commerce consumers, through its own website at www.forethegourmet.com and through www.amazon.com, with unique specialty gourmet food products shipped directly from our network of vendors and from our warehouses within 24 – 72 hours. GFG is focused on expanding the Company’s program offerings to additional customers.  In our business model, we receive orders from our customers and then work closely with our suppliers and our warehouse facilities to have the orders fulfilled.  In order to maintain freshness and quality, we carefully select our suppliers based upon, among other factors, their quality, uniqueness, reliability and access to overnight courier services.

Artisan is a supplier of over 1,500 unique specialty foodservice products to over 500 customers such as chefs, restaurants, etc. in the Greater Chicago area and also serves as a national fulfillment center for the Company’s other subsidiaries. Haley is a dedicated foodservice consulting and advisory firm that works closely with companies to access private label and manufacturers’ private label food service opportunities with the intent of helping them launch and commercialize new products in the broadline foodservice industry and get products distributed via national broadline food distributors. OFB and Oasis function as outsourced national sales and brand management teams for emerging organic and specialty food CPG companies of a variety of sizes and business stages, and provides emerging and unique CPG specialty food brands with distribution and shelf placement access in all of the major metro markets in the food retail industry.

Our Products

We distribute over 7,000 perishable and specialty food and food related products, including origin-specific seafood, domestic and imported meats, exotic game and poultry, artisanal cheeses, freshly prepared meals, caviar, wild and cultivated mushrooms, micro-greens, organic farmed and manufactured food products, estate-bottled olive oils and aged vinegars. We are constantly adding other products that many food distributors cannot effectively warehouse and distribute, including certain organic products and certain specialty food items. We offer our nationwide customers access to the best food products available from around the world, quickly, most direct, and cost-effectively.

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

Index
Customer Service and Logistics

Our “live” chef-driven customer service department is available by telephone Monday through Thursday, from 8 a.m. to 6 p.m. and on Friday from 8 a.m. to 5 p.m., Florida time. The customer service department is made up of a team of  chefs and culinary experts, including a team of culinary trained chefs,  who are full-time employees of the Company, and who are experienced in all aspects of perishable and specialty products. By employing chefs and culinary experts to handle customer service, we are able to provide our customers with extensive information about our products, including:

●	Flavor profile and eating qualities

●	Recipe and usage ideas

●	Origin, seasonality, and availability

●	Cross utilization ideas and complementary uses of products

Our logistics team manages the shipping and delivery process of every package to ensure timely delivery of products to our customers. The logistics manager receives shipping information on all products ordered, and packages are monitored from origin to delivery. In the event that delivery service is interrupted, our logistics department begins the process of expediting the package to its destination or potentially reshipping the package with a goal of 100% customer satisfaction for our customers. Our logistics manager works directly with our suppliers on an ongoing basis, to ensure that the appropriate packaging and shipping specifications are in place at all times.

Relationship with U.S. Foods

We have historically sold the majority of our products, $29,854,522 and $25,434,695  for the years ended December 31, 2017 and 2016, respectively (72% of total sales in the years ended December 31, 2017 and 2016) through a distributor relationship between FII and Next Day Gourmet, L.P., a subsidiary of U.S. Foods, a leading broadline distributor. On January 26, 2015 we executed a contract between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods.  The term of the Agreement is from January 1, 2015 through December 31, 2016 and provides for a limited number of automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew. Based on the terms, the Agreement was extended through December 31, 2018. Effective January 1, 2018 the Agreement was further amended to remove the cap on renewals, and provide for an unlimited number of additional 12-month terms unless either party notifies the other in writing, 30 days prior to the end date, of its intent not to renew.

Growth Strategy

While the U.S. economic recovery remains fragile, there appears to be much for the specialty food industry to celebrate. Amidst efforts to increase overall efficiency and success, the specialty food industry has experienced general growth in sales through manufacture, retail, and distribution.  According to the State of the Specialty Food Industry report completed by the Specialty Food Association and Mintel in 2017, specialty food sales hit $127 billion in the U.S. in 2016 with a 15% percent growth in dollar sales and a 13.1 percent increase in unit sales since 2014.  For our continued growth within the specialty foodservice industry and the consumer and chef specialty food industry, we value and strive for a high level of personal customer service, premium quality products, new product introduction and innovation, and continued expansion of our marketing activities with new and existing customers in both the specialty foodservice space and the consumer specialty food space.

We anticipate attempting to grow our current specialty foodservice business both through increased sales of existing products to our existing foodservice customers, the introduction of new products to our foodservice customers, increasing our foodservice customer base, and through further entry into markets such as the  consumer market and other markets through a variety of potential sales channels, and sales partnerships and directly online including leveraging the recently acquired assets of iGourmet LLC toward further expansion of our sales and distribution channels.

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

Index
General economic conditions and consumer confidence can affect the frequency of purchases and amounts spent by consumers for food-prepared-away-from-home and, in turn, can impact our customers and our sales. We believe the current general economic conditions, including pressure on consumer disposable income, may contribute to a slow or declining growth in the overall broadline foodservice market but toward growth in the specialty foodservice and specialty CPG market.  We intend to continue our efforts to expand our market share and grow earnings by focusing on sales growth, margin management, expansion of distribution channels, productivity gains and supply chain management, and product and service differentiation.

Competition

While we face intense competition in the marketing of our products and services, it is our belief that there is no other single company in the United States that offers such a broad range of customer service oriented, quality, chef driven products and specialty gourmet products, for delivery from same day to 72 hours.  Our primary competition in both areas is from local purveyors that supply a limited local market and have a limited range of products and from the other specialty gourmet distributors, and from the national, regional or local expansion of specialty and non-specialty food distributers. In addition , many purveyors are well established, have reputations for success in the development and marketing of these types of products and services and have significantly greater financial, marketing, distribution, personnel and other resources. These financial and other capabilities permit such companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors such as us, to enter into new markets and introduce new products and services.

Insurance

We maintain a general liability insurance policy with a per occurrence limit of $1,000,000 and aggregate policy covering $2,000,000 of liability and non-owned automobile personal injury coverage with a limit of $1,000,000. The Company also carried an Umbrella policy of up to $10,000,000 which covers all entities except Artisan; Artisan carries a separate Umbrella policy of up to $5,000,000. Such insurance may not be sufficient to cover all potential claims against us and additional insurance may not be available in the future at a reasonable price.

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

Employees

We currently employ 58 full-time employees, including 6 chefs and 2 executive officers. We believe that our relations with our employees are satisfactory. None of our employees are represented by a union.

Transactions with Major Customers

Transactions with a major customer and related economic dependence information is set forth (1) following our discussion of Liquidity and Capital Resources, (2) Under the heading Major Customer in Note 16 to the Consolidated Financial Statements, (3) in Business – Relationship with U.S. Foods, (4) as the second item under Risk Factors.

How to Contact Us

Our executive offices are located at 28411 Race Track Rd., Bonita Springs, Florida 34135; our Internet address is www.ivfh.com; and our telephone number is (239) 596-0204.  The contents of our website are not incorporated in or deemed to be a part of this Annual Report on Form 10-K.

Index

ITEM 1A. Risk Factors

Prior to 2013, We Have a History of Losses Requiring Us to Seek Additional Sources of Capital.

As of December 31, 2017, we had an accumulated deficit of $26,653,435. We cannot assure you that we can achieve profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, or other extraordinary events occur, we will incur losses. Our possible success is dependent upon the successful development and marketing of our services and products, as well as continued expansion of our products and customers, as to which we can give no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel, marketing and promotions, reduced margins caused by competitive pressures and other economic and non-economic factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. In addition, we could require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. We can give no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Our inability to obtain sufficient funds from our operations or external sources could require us to curtail or cease operations.

We Have Historically Derived Substantially All of Our Revenue From One Client and if We Were to Lose Such Client and Be Unable to Generate New Sales to Offset Such Loss, We May Be Forced to Cease or Curtail Our Operations.

In 2003, Next Day Gourmet initially contracted with our subsidiary, Food Innovations, to handle the distribution of over 3,000 perishable and specialty food products to customers of USF.  Effective January 1, 2018, we executed a contract amendment between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods which provides for no limit on automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew. Our sales through USF’s sales force generated gross revenues for us of $29,854,522 in the year ended December 31, 2017, and $25,434,695 in the year ended December 31, 2016.  Those amounts contributed 72% of our total sales in each of those periods. Our sales efforts are for the most part substantially dependent upon the efforts of the USF sales force. Although we have generated revenues from additional customers other than USF, if our relationship with USF were to be materially changed and we are unable to generate substantial new sales to offset such loss, we may be forced to cease or curtail our operations.

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

The Recent Acquisition of Substantially All of the Assets of iGourmet LLC Could Create Additional Risks to Our Business.

On January 24, 2018, our subsidiary Innovative Gourmet  acquired substantially all of the assets of iGourmet, LLC.  This business is very seasonal in nature, which generates certain operational considerations and could exacerbate the seasonality of our business.  In addition, while our subsidiary  acquired only certain discrete liabilities of iGourmet LLC, creditors of iGourmet may seek to impose liability on us or our subsidiaries , the payment of which, if required, could impair our cash flow and even if  there may be no actual liability or responsibility  to pay such claims, our challenge to such claims could involve significant legal fees and be a distraction to our management.  The  business model of the assets acquired from iGourmet LLC differ from our current businesses and operations, and therefore the success of its operations and its business model may create unforeseen complications requiring the use of our limited resources to resolve.

Computer System Disruption and Cyber Security Attacks or a Data Breach Could Damage Our Relationships With Our Customers, Harm Our Reputation, Expose Us To Litigation And Adversely Affect Our Business.

Our systems are subject to damage or interruption from computer viruses, malicious attacks and other security breaches. The possibility of a cyberattack on any one or all of these systems is a serious threat.

As part of our business model, we collect, retain, and transmit confidential information over public networks. In addition to our own databases, we use third party service providers to store, process and transmit this information on our behalf. Although we contractually require these service providers to implement and use reasonable security measures, we cannot control third parties and cannot guarantee that a security breach will not occur in the future either at their location or within their systems. We have confidential security measures in place to protect both our physical facilities and digital systems from attacks. Despite these efforts, we may be vulnerable to targeted or random security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events.

Index
Given the growing nature of our e-commerce presence and digital strategy, it is imperative that we and our partners maintain uninterrupted operation of our: (i) computer hardware, (ii) software systems, (iii) customer marketing databases, and (iv) ability to email our current and potential customers.

If our systems are damaged or fail to function properly or reliably, we may incur substantial repair or replacement costs, experience data loss or theft and impediments to our ability to conduct our operations. Any material disruptions in our e-commerce presence or information technology systems could have a material adverse effect on our business, financial condition and results of operations.

A Failure to Establish and Maintain Strategic Online and Social Media Relationships that Generate a Significant Amount of Traffic Could Limit the Growth of the Assets Acquired from iGourmet LLC.

We rely on third party websites, search engines and affiliates with which we have strategic relationships for traffic. If these third-parties do not attract a significant number of visitors, we may not receive a significant number of online customers from these relationships and our revenues from these relationships may decrease or remain flat. There continues to be strong competition to establish or maintain relationships with leading Internet companies, and we may not successfully enter into additional relationships, or renew existing ones beyond their current terms. We may also be required to pay significant fees to maintain and expand existing relationships. Our online revenues may suffer if we do not enter into new relationships or maintain existing relationships or if these relationships do not result in traffic sufficient to justify their costs.

If a Significant Number of Customers are not Satisfied with their Purchase, We will be Required to Incur Substantial Costs to Issue Refunds, Credits or Replacement Products.

If customers are not satisfied with the products they receive, we may either replace the product for the customer or issue the customer a refund or credit. Ours net income would decrease if a significant number of customers request replacement products, refunds or credits and we are unable to pass such costs onto the supplier.

If We Fail to Continuously Improve Our Website, it May Not Attract or Retain Customers.

If potential or existing customers do not find our websites including www.igourmet.com , a convenient place to shop, we may not attract or retain customers and our sales may suffer. To encourage the use of our website, we must continuously improve its accessibility, mobile capabilities, content and ease of use. In addition, customer traffic and our business would be adversely affected if competitors’ websites are perceived as easier to use or better able to satisfy customer needs.

Our Marketing Efforts to Help Grow Our Business May Not be Effective.

Maintaining and promoting awareness of our websites, including www.igourmet.com is important to our ability to attract and retain visitors.  Generating a meaningful return on our investments in marketing initiatives may be difficult.  The marketing efforts we implement may not succeed for a variety of reasons, including our inability to execute and implement our plans. External factors beyond our control may also impact the success of our marketing initiatives.  Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search and may make other changes to the way results are displayed, which can negatively affect the placement of links to our websites and, therefore, reduce the number of visits to our websites.

The growing use of online ad-blocking software, including on mobile devices, may also impact the success of our marketing efforts because we may reach a smaller audience and fail to bring more visitors to our website. In addition, ongoing privacy regulatory changes may impact the scope and effectiveness of marketing and advertising services generally, including those used related to our websites.  We also seek to obtain website visitors through email. If we are unable to successfully deliver emails to potential customers or customers do not open our emails, whether by choice or because those emails are marked as low priority or spam, or for other reasons, our business could be adversely affected.  Social networking websites, such as Facebook and others are another source of visits to our websites. As ecommerce and social networking evolve, we must continue to evolve our marketing tactics accordingly and, if we are unable to do so, our business could be adversely affected.

If We Do Not Accurately Predict Customer Demand for Our Products, We May Lose Customers or Experience Increased Costs.

As we expand the volume of products offered to our customers, we may be required or may elect for business purposes, to increase inventory levels and the number of products maintained in our warehouses. If we overestimate customer demand for our products, excess inventory and outdated merchandise could accumulate, tying up working capital and potentially resulting in reduced warehouse capacity and inventory losses due to damage, theft and obsolescence. If we underestimate customer demand, it may disappoint customers who may turn to our competitors.

Index
The Laws with Respect to Taxes Have Changed and May Change Again Which Could Impact Our Operating Results.

The U.S. Congress has enacted legislation that significantly reforms the Internal Revenue Code of 1986, as amended.  The new legislation, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating losses, and allows for the expensing of certain capital expenditures.  Our net deferred tax assets and liabilities will be revalued at the newly enacted U.S. corporate rate, and the impact will be recognized in our tax expense in the year of enactment. We are currently in the process of analyzing the effects this new legislation may have on us and at this time the ultimate outcome of the new legislation on our business and financial condition is uncertain. It is possible that the application of these new rules may have a material and adverse impact on our operating results, cash flows and financial condition.  In addition, any other changes to applicable tax laws, whether on a federal or state level, could also decrease our ability to compete with traditional retailers, and otherwise harm our business.

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

The specialty food and foodservice businesses are highly competitive.  We compete against other providers of quality foods, some of which sell their services globally, and some of these providers have considerably greater resources than we have. These competitors may have greater marketing and sales capacity, established distribution networks, significant goodwill and global name recognition.  Our e-commerce and product catalog websites and paper catalogs compete with other e-commerce websites and other catalogs, and other specialty foodservice providers that market lines of products similar to ours. We compete with national, regional and local businesses utilizing a similar strategy, as well as traditional specialty food and foodservice distributors. The substantial sales growth in the direct-to-customer industry within the last decade has encouraged the entry of many new competitors, new business models, and an increase in competition from established companies. Furthermore, it may become necessary for us to reduce our prices in response to competition. This could negatively impact our ability to be profitable.

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

We seek to expand by acquiring complementary businesses or assets in our current or ancillary markets.  We cannot accurately predict the timing, size and success of our acquisition efforts and the associated capital commitments that might be required.  We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities available to us and may lead to higher acquisition prices.  There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses, if any, without substantial costs, delays or other operational or financial difficulties. In addition, acquisitions involve a number of other risks, including:

•	failure of the acquired businesses or assets acquired to achieve expected results;
•	diversion of management’s attention and resources to acquisitions;
•	failure to retain key customers or personnel of the acquired businesses or assets;
•	disappointing quality or functionality of acquired equipment and people: and
•	risks associated with unanticipated events, liabilities or contingencies.

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

Index

If We are Unable to Effectively Manage Our IT Dependent Business Our Reputation and Operating Results May be Harmed.

The success of our business depends, in part, on third parties and factors over which we have limited control. We are also vulnerable to certain additional risks and uncertainties associated with our e-commerce and product catalog websites, our internal IT systems and IT integration with our partners, including: changes in required technology interfaces; system issues and limitations, website downtime and other technical failures; internet connectivity issues; costs and technical issues as we upgrade our website software; computer viruses; changes in applicable federal and state regulations; security breaches; and consumer privacy concerns. In addition, we must keep up to date with competitive technology trends, including the use of new or improved technology, creative user interfaces and other e-commerce marketing tools such as paid search and mobile applications, among others, which may increase our costs and which may not succeed in increasing sales or attracting customers. Our failure to successfully respond to these risks and uncertainties might adversely affect our sales, as well as damage our reputation and brands.

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

Index
We Are and May Be Subject to Regulatory Compliance and Legal Uncertainties.

Changes in government regulation and supervision or proposed Department of Agriculture or other regulatory agency reforms or rule changes could impair our sources of revenue and limit our ability to expand our business. In the event any future laws or regulations are enacted which apply to us, we may have to expend funds and/or alter our operations to insure compliance.  New legislation or regulation, or the application of existing laws and regulations to the areas related to our business could add additional costs and risks to doing business. In addition, we are subject to regulations applicable to businesses generally and laws and regulations directly applicable to communications over the Internet and access to e-commerce. In addition, it is possible that a number of laws and regulations may be adopted with respect to the Internet and other areas of our business , covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust, taxation and characteristics and quality of products and services.

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

We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business.  Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly arbitration or litigation, require significant amounts of management time and result in the diversion of significant operational resources. Even if we believe that we have meritorious defenses against these actions, and we resolve to vigorously defend against them, the cost of defending against all these types of claims against us or the ultimate resolution of such claims, whether by settlement or adverse court decision, may harm our business and operating results and may be in excess of any amounts previously reserved for legal expenses. In addition, the increasingly regulated business environment and the nature of our products may result in a greater number of enforcement actions and private litigation. This could subject us to increased exposure to stockholder lawsuits. Also, we (and our affiliates) may be subject to attempts to bring legal claims by creditors and other third parties related to the liabilities or potential liabilities, of our former subsidiary, FD or of iGourmet LLC, or of the liabilities related to any company whose assets we acquired or do business with.

Index
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

We will remain a smaller reporting company until the beginning of a year in which we had a public float of $75 million held by non-affiliates as of the last business day of the second quarter of the prior year.

We Do Not Have Three Independent Directors On Our Compensation or Audit Committee, so Shareholders Will Have to Rely on Only Two Independent Directors to Perform These Functions.

We do not have three independent directors.  Accordingly, our audit and compensation committees are comprised of only two independent directors. Until we have sufficient independent directors to fully staff the Committees, there may be less oversight of management decisions and activities and we will be unable to uplist to the New York Stock Exchange or NASDAQ.

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

Index
ITEM 2. Properties

On March 8, 2013, we purchased a building and property located at 28411 Race Track Road, Bonita Springs, Florida 34135.  The property consists of approximately 1.1 acres of land and close to 10,000 square feet of combined office and warehouse space.  The purchase price of the property was $770,000 and was financed in part by a five year mortgage in the amount of $546,000. In March 2018, the remaining balance under this mortgage was extended to February 28, 2023. The company relocated all of its Florida-based office and warehouse facilities into the newly acquired building in Bonita Springs, Florida on July 15, 2013.

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

PNC Bank, National Association v. The Fresh Diet, Inc. f/k/a YS Catering, LLP f/k/a YS Catering, Inc., et al. / Scher Zalman Duchman and Deborah L. Duchman v. Innovative Food Holdings, Inc., et al., Case No. 17-cv-21027-KMM, United States District Court, Southern District of Florida

On July 7, 2017, Scher Zalman Duchman and Deborah L. Duchman (collectively, “Duchmans”) filed an amended complaint in the United States District Court for the Southern District of Florida seeking approximately $1 million in damages against Innovative Food Holdings, Inc., FD Acquisition Corp., and Sam Klepfish, IVFH’s CEO.  The Duchmans, amongst other things, allege that defendants owed a fiduciary duty to the Duchmans to minimize the Duchmans’ own personal guarantees and personal obligations related to loans and other obligations incurred by a former subsidiary of the Company and that the Defendants did not fulfill that alleged fiduciary obligation. By Order dated March 22, 2018, the following causes of action were dismissed without prejudice: Count I, Breach of Fiduciary Duty; Count III, Unjust Enrichment; Count IV, Unjust Enrichment; and Count IX, Fraud in the Inducement. The Court further ordered Count XI, Punitive Damages, stricken from the Complaint and that all claims against Third Party Defendant FD Acquisition Corp. dismissed with prejudice. Discovery is ongoing, and IVFH will soon be filing a motion for summary judgment. The parties have scheduled required mediation. The court has provided a scheduled trial date.  IVFH believes that this lawsuit is without merit and is an attempt by the Duchmans to drag IVFH into the Duchmans’ personal financial matters which are unrelated to IVFH. While IVFH intends to vigorously defend against this lawsuit, the outcome of this lawsuit cannot ultimately be predicted.

YS Catering Holdings, Inc., et al. vs. Attollo Partners LLC, Rajesh Rawal, Vojkan Dimitijevic, Asif Syed, Roy Heggland and Innovative Food Holdings, Inc., Case No. 2017-007504-CA-01, Eleventh Judicial Circuit in and for Miami-Dade County, Florida

On March 26, 2018, YS Catering Holdings, Inc., et al., filed suit against Innovative Food Holdings, Inc. YS alleges claims against IVFH that are almost identical to ones pending in the PNC Bank vs. Fresh Diet, et al. federal court litigation (Case No. 17-cv-21027-KMM) in what we believe is an improper attempt at forum shopping.  In addition, YS seeks injunctive relief with respect to the removal of certain trading restrictions and other restrictions on its restricted shares. IVFH intends to move to stay the case pending the outcome of the almost identical PNC federal court litigation involving YS’s principal Zalmi Duchman.  Discovery in the case is ongoing. While IVFH intends to vigorously defend against this lawsuit, the outcome of this lawsuit cannot ultimately be predicted.

ITEM 4. Mine Safety Disclosure

Not Applicable.

Index
PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prices for our common stock are quoted on the OTCQB. Since March 2004, our common stock has traded under the symbol “IVFH”.  Prior thereto, our common stock traded under the symbol “FBSN”.  33,689,407 shares of our common stock were outstanding as of March 16, 2018.  The following table sets forth the high and low closing sales prices of our common stock as reported in the OTCQB for each full quarterly period within the two most recent fiscal years.

Fiscal Year Ending December 31, 2017	HIGH	LOW
First Quarter	$0.65	$0.45
Second Quarter	0.71	0.56
Third Quarter	0.92	0.59
Fourth Quarter	1.34	0.90

Fiscal Year Ending December 31, 2016	HIGH	LOW
First Quarter	$0.65	$0.40
Second Quarter	0.56	0.38
Third Quarter	0.52	0.39
Fourth Quarter	0.54	0.40

The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On March 27, 2018, the closing price of our common stock as reported by the OTC Market was $1.06.

Security Holders

On March 3, 2018, there were approximately 91 record holders of our common stock.  In addition, we believe there are at least several hundred additional beneficial owners of our common stock whose shares are held in “street name.”

Dividends

We have not paid dividends during the three most recently completed fiscal years, and have no current plans to pay dividends on our common stock. We currently intend to retain all earnings, if any, for use in our business.

Recent Sales and Other Issuances of Our Equity Securities

During the twelve months ended December 31, 2017, the Company had the following transactions:

The Company issued 499,421 shares of common stock for cash of $196,741 pursuant to the exercise of warrants.

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

Index

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

The Company acquired 37,000 shares of common stock on the open market for cash of $$18,592 and retired these shares to treasury.

The Company issued 224,638 shares of common stock for subscriptions receivable in the amount of $128,022 in connection with the exercise of warrants.

The Company issued 250,000 shares of common stock in exchange for the cashless conversion of warrants. The aggregate par value of $25 was charged to additional paid-in capital on the Company’s balance sheet at December 31, 2017.

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

The Company issued 693,860 shares of common stock to an investor for the cashless conversion of warrants.  The aggregate par value of $69 was charged to additional paid-in capital on the Company’s balance sheet at December 31, 2017.

The Company issued a net amount of 943,860 shares of common stock upon the cashless conversion of warrants. The aggregate par value of $94 was charged to additional paid-in capital on the Company’s balance sheet at December 31, 2017.

The Company issued 100,000 shares of common stock for cash of $35,000 pursuant to the exercise of stock options.

The Company issued 200,000 shares of common stock for cash of $70,000 pursuant to the exercise of stock options.

The Company issued 200,000 shares of common stock pursuant to the terms of a structured equity agreement related to the Oasis acquisition.  See note 2.

The Company is also committed to issue a total of 115,941 shares pursuant to the cashless conversion of an aggregate of 500,000 options.  The date for payment of the exercise price of these options was extended to April 26, 2018. The shares, which the Company intends to issue in April 2018, represent a net amount after aggregate cash payments of $167,000, which was a portion of the difference between the exercise price of the options and the market price of the stock on the date of purchase, and taxes.

All of the issuances described above were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 for the following reasons:  (1) none of the issuances involved a public offering or public advertising for  the payment of any commissions or fees; (2) the issuances to investors were to “accredited investors”; (3) the issuances upon conversion of notes were for notes held at least 12 months and did not involve the payment of any other consideration; and (4) all issuances to affiliates and to non-affiliates holding the securities for less than  six months carried restrictive legends.

Dilutive Securities

December 31, 2017

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Price	of Options	Life (years)
$0.57	25,000	0.02
$1.04	200,000	2.83
$1.31	200,000	0.50
$1.38	100,000	1.92
$1.42	100,000	0.47
$1.43	50,000	1.00
$1.46	100,000	0.50
$1.60	310,000	0.01
$1.70	75,000	0.28
$1.90	175,000	1.48
$2.00	50,000	0.28
$2.40	20,000	0.41
$2.50	37,500	0.28
$3.40	30,000	0.41
$3.50	37,500	0.28
	1,510,000	0.89

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

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company at December 31, 2016:

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2017, the following shares are issuable pursuant to outstanding stock options, warrants, and rights issued under the 2011 Stock Option Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,510,000		$1.60		95,805,000
Equity compensation plans not approved by shareholders	-	$	N/A	$	N/A

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

(a) Warrants:

The following table illustrates certain key information regarding our warrants and warrant valuation assumptions at December 31, 2017 and 2016:

December 31,
	2017	2016
Number of warrants outstanding	-	3,537,284
Value at December 31	N/A	N/A
Number of warrants issued during the period	-	-
Value of warrants issued during the year	N/A	N/A
Revaluation (gain) loss during the period	N/A	N/A
Number of warrants exercised during the period	3,537,284	-
Value of warrants exercised during the period	N/A	N/A
Number of warrants cancelled or expired during the period	-	-
Value of warrants cancelled or expired during the period	N/A	N/A
Black-Scholes model variables:
Volatility	N/A	N/A
Dividends	N/A	N/A
Risk-free interest rates	N/A	N/A
Term (years)	N/A	N/A

(b) Embedded conversion features of notes payable:

The following table illustrates certain key information regarding our Conversion options and conversion option valuation assumptions at December 31, 2017 and 2016:

December 31,
	2017		2016

Number of conversion options outstanding		-		5,756,352
Value at December 31	$	N/A	$	N/A
Number of conversion options issued during the year		-		49,622
Value of conversion options issued during the year		$-		$-
Number of options exercised or underlying notes or accrued interest paid or converted during the year		5,756,352		64,935
Value of options exercised during the year	$	N/A	$	N/A
Revaluation loss (gain) during the period		N/A		N/A

Black-Scholes model variables:		N/A		N/A
Volatility		N/A		N/A
Dividends		N/A		N/A
Risk-free interest rates		N/A		N/A
Term (years)		N/A		N/A

Index
(c)   Stock options:

The Company accounts for options in accordance with FASB ASC 718-40.  Options are valued upon issuance utilizing the Black-Scholes valuation model.  Option expense is recognized over the requisite service period of the related option award.  The following table illustrates certain key information regarding our options and option assumptions at December 31, 2017 and 2016:

	December 31,
	2017		2016
Number of options outstanding		1,510,000		2,445,000
Value at December 31		N/A		N/A
Number of options issued during the year		950,000		-
Value of options issued during the year		$78,483	$	N/A
Number of options recognized during the year		0		0
Number of options exercised or expired during the year		1,885,000		660,000
Value of options recognized during the year		$38,847		$19,752
Revaluation (gain) during the period	$	N/A	$	N/A

Black-Scholes model variables:
Volatility		47.3-56.9%		N/A	%
Dividends		0		N/A
Risk-free interest rates		0.87-2.0%		N/A	%
Term (years)		0.8-2.5		N/A

Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $63,267 for doubtful accounts receivable at December 31, 2017, and $8,123 at December 31, 2016. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

Income Taxes

The Company has a history of losses, and as such has recorded no liability for income taxes. Until such time as the Company begins to provide evidence that a continued profit is a reasonable expectation, management will not determine that there is a basis for accruing an income tax liability. These estimates have been accurate in the past. At December 31, 2017, the Company has a net operating loss carryforward of $3,400,000.

Index
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

On November 2, 2012, the Company entered into an asset purchase agreement (the “Haley Acquisition”) with The Haley Group, LLC whereby we acquired all existing assets of The Haley Group, LLC and its customers. The Haley Acquisition was valued at a total cost of $119,645.  On June 30, 2014, pursuant to a purchase agreement, the Company purchased 100% of the membership interest of Organic Food Brokers, LLC, a Colorado limited liability company (“OFB”), for $300,000, 100,000 4 year options at a price of $1.46 per share, and up to an additional $225,000 in earn-outs if certain milestones are met. Pursuant to an Asset Purchase Agreement dated as of January 1, 2017 the Company’s wholly-owned subsidiary, Oasis Sales Corp. (“Oasis”), purchased substantially all of the assets of Oasis Sales and Marketing, L.L.C. for $300,000 cash;  a $200,000 structured equity instrument   which can be paid in cash or shares of the Company stock at the Company’s option, anytime under certain conditions, or is automatically payable via the issuance of 200,000 shares if the Company’s shares close above $1.00 for ten consecutive days; a $100,000 note;  and up to an additional $400,000 in earn-outs over two years if certain milestones are met.  The Agreement also contains claw-back provisions if certain revenue conditions are not met.

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

Effective January 24, 2018, pursuant to an asset acquisition agreement (the “iGourmet Asset Acquisition Agreement”), our wholly-owned subsidiary, Innovative Gourmet, LLC acquired substantially all of the assets and certain liabilities of iGourmet LLC and iGourmet NY LLC, privately-held New York limited liability companies located in West Pittston, Pennsylvania  and engaged in the sale, marketing, and distribution of specialty food and specialty food items through www.igourmet.com, online marketplaces, additional  direct-to-consumer platforms, distribution to foodservice, retail stores and other wholesale accounts, pursuant to the terms of an Asset Purchase Agreement.

Transactions With a Major Customer

Transactions with a major customer and related economic dependence information is set forth (1) following our discussion of Liquidity and Capital Resources, (2) under the heading Major Customer in Note 16 to the Consolidated Financial Statements, and (3) in Business – Relationship with U.S. Foods, and (4) as the second item under Risk Factors.

Index
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

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenue

Revenue increased by $6,072,329 or approximately 17.3% to $41,244,717 for the year ended December 31, 2017 from $35,172,388 in the prior year.

We continue to assess the potential of new revenue sources from the manufacture and sale of proprietary food products, private label products and additional sales channel opportunities in both the foodservice and consumer space and will implement a strategy which based on our analysis provides the most beneficial opportunity for growth.

Any changes in the food distribution and specialty foods operating landscape that materially hinders our current ability and/or cost to deliver our products to our customers could potentially cause a material impact on our net revenue and gross margin and, therefore, our profitability and cash flows could be adversely affected.

Currently, a small portion of our revenues comes from imported products or international sales. Our current sales from such markets may be hampered and negatively impacted by any economic tariffs that may be imposed in the United States or in foreign countries.

See “Transactions with Major Customers” and the Securities and Exchange Commission’s (“SEC”) mandated FR-60 disclosures following the “Liquidity and Capital Resources” section for a further discussion of the significant customer concentrations, loss of significant customer, critical accounting policies and estimates, and other factors that could affect future results.

Cost of goods sold

Our cost of goods sold for the twelve months ended December 31, 2017 was $27,619,026, an increase of $3,116,762 or approximately 12.7% compared to cost of goods sold of $24,502,264 for the twelve months ended December 31, 2016. Cost of goods sold is made up of the following expenses for the twelve months ended December 31, 2017: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $19,792,767; and shipping, delivery, handling, and purchase allowance expenses in the amount of $7,826,259. Total gross margin was approximately 33.1% of sales in 2017 compared to approximately 30.3% of sales in 2016.   The increase in cost of goods sold is primary attributable to an increase in sales.  The increase in gross margins from 2016 are primarily attributable to variation in product and revenue mix across our various selling channels.

In 2017, we continued to price our products in order to gain market share and increase the number of our end users. We were successful in both increasing sales and increasing market share.  We currently expect, if market conditions and our product revenue mix remain constant, that our cost of goods sold may increase.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $1,566,375 or approximately 21.3% to $8,936,709 during the twelve months ended December 31, 2017 compared to $7,370,334 for the twelve months ended December 31, 2016. The increase in selling, general, and administrative expenses was primarily due to an increase in payroll and related costs of approximately $539,366 (net of a decrease in non-cash compensation in the amount of $504,873), and an increase in professional and legal costs in the amount of $564,653. The increase in payroll was due primarily to the acquisition of Oasis in January, 2017; the increase in legal and professional fees was due primarily to legal  activities including legal and accounting expenses related the acquisition of certain assets of iGourmet LLC, and in addition, to other legal, litigation and accounting related expenses in 2017.

Index
Interest expense, net

Interest expense, net of interest income, decreased by $323,665 or approximately 67.0% to $159,720 during the twelve months ended December 31, 2017, compared to $483,385 during the twelve months ended December 31, 2016.  The decrease was due primarily to a decrease in amortization of the discount on notes payable, which was $185,018 for the twelve months ended December 31, 2017, a decrease of $185,018 compared to $370,036 during the twelve months ended December 31, 2016.  In addition, interest accrued or interest paid or accrued on the Company’s commercial loans and notes payable decreased by $42,860 to $76,635 during the current period, compared to $119,495 during the prior year, and interest income increased by $9,698 to $15,844 during the current period compared to $6,146 during the prior year. The Company also had a reduction of interest as a result of negotiations with certain noteholders which resulted in a reduction of accrued interest in the amount of $86,089.  Without this adjustment, and adding back interest income of $15,844, gross interest expense would have been $261,653 for the period.

Net income from continuing operations

For the reasons above, the Company had net income from continuing operations for the twelve months ended December 31, 2017 of $4,529,262 which is an increase of approximately $1,712,857 or 60.8% compared to a net income of $2,816,405 during the twelve months ended December 31, 2016. The income for the year ended December 31, 2017 includes a total of $1,158,265 in non-cash charges, including amortization of intangible assets in the amount of $370,768, depreciation expense of $162,705, charges for non-cash compensation in the amount of $439,774, and amortization of the discount on notes payable in the amount of $185,018. The income for the year ended December 31, 2016 includes a total of $1,837,094 in non-cash charges, including amortization of intangible assets in the amount of $232,768, depreciation expense of $158,143, charges for non-cash compensation in the amount of $1,076,147, and amortization of the discount on notes payable in the amount of $370,036.

Liquidity and Capital Resources at December 31, 2017

As of December 31, 2017, the Company had current assets of $8,526,132, consisting of cash and cash equivalents of $5,133,435; trade accounts receivable of $2,042,505; inventory of $937,962; notes receivable of $325,500; and other current assets of $86,730.  Also at December 31, 2017, the Company had current liabilities of $2,399,274, consisting of trade payables and accrued liabilities of $1,836,559; accrued interest of $15,860; current portion of notes payable and capital leases of $346,855; and current portion of contingent liability of $200,000.

During the year ended December 31, 2017, the Company had cash provided by operating activities of $3,419,402.  Cash flow from operations consisted of the Company’s consolidated net income of $4,529,262 plus non-cash compensation in the amount of $439,774; non-cash amortization of discount on notes payable of $185,018; and depreciation and amortization of $533,473. The Company’s cash position decreased by $2,268,125 as a result of changes in the components of current assets and current liabilities, primarily a reduction in accrued liabilities related to related to discontinued operations in the amount of $1,478,887.

The Company had cash used in investing activities of $675,345 for the year ended December 31, 2017, which consisted of cash paid in the acquisition of Oasis in the amount of $300,000, cash loaned to iGourmet LLC under a note agreement in the amount of $325,500; and cash paid for the acquisition of property and equipment in the amount of $49,845.  The Company had cash used in financing activities of $1,374,675 for the year ended December 31, 2017, which consisted of principal payments made on notes payable of $997,544; principal payments on capital leases of $9,287, payments made for the purchase of treasury stock of $505,660; and payments made for the purchase of options from officers, directors, and employees of $163,925.  The Company also received cash of $196,741 from the exercise of warrants for common stock, and $105,000 from the exercise of common stock options.

The Company had net working capital of $6,126,858 as of December 31, 2017.  The Company had cash provided by operations during the year ended December 31, 2017 in the amount of $3,419,402; this amount is net of certain payments in the amount of $1,478,887 related to discontinued operations which relate mainly to a transaction to purchase the rights to 1,450,000 RSUs and 642,688 shares of the Company’s common stock from a former FD employee which resulted in $850,000 in non-recurring cash payments.  This compares to cash generated from operating activities of $3,469,096 during the year ended December 31, 2016.  Without the cash flow items associated with discontinued operations, operating cash flow would have been $4,898,289 for the year ended December 31, 2017. The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines.  Currently, we do not have any material long-term obligations other than those described in Note 13 to the financial statements included in this report. As we seek to increase our sales of new items and enter new markets, acquire new businesses as well as identify new and other consumer and food service oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

Index
In February 2016, we completed the sale of FD to New Fresh Co., LLC, a Florida limited liability company controlled by the former founder of FD.  See Note 3 to the accompanying financial statements.

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

2018 Plans

During 2018, in addition to our efforts to increase sales in our existing foodservice operations we plan to attempt to expand our business by expanding our focus to additional specialty foods markets in both the consumer and foodservice sector, exploring potential acquisition and partnership opportunities and continuing to extend our focus in the specialty food market through the growth of the Company’s existing sales channels and through a variety of additional sales channel relationships which are currently being explored. In addition, we are currently exploring the introduction of a variety of new product categories and new product lines, including private label products and proprietary branded products to leverage our existing foodservice and consumer customer base.

Furthermore, the Company intends to expand its activities in the direct to consumer space and the overall consumer packaged goods  (CPG) space  through leveraging the assets acquired from  iGourmet LLC and through leveraging its overall  capabilities in the consumer space.

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

Transactions with Major Customers

The Company's largest customer, US Foods, Inc. and its affiliates, accounted for approximately 72% of total sales in each of the years ended December 31, 2017 and 2016.   A contract between our subsidiary, Food Innovations, and USF entered an optional renewal period in December 2012 but was automatically extended for an additional 12 months in each of January 1, 2013 and 2014.  On January 26, 2015 we executed a contract between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods, Inc.  The term of the Agreement is from January 1, 2015 through December 31, 2016 and provides for a limited number of automatic annual renewals thereafter if no party gives the other 30 days' notice of its intent not to renew.  Based on the terms, the Agreement was extended through 2018. Effective January 1, 2018 the Agreement was further amended to remove the cap on renewals, and provide for an unlimited number of additional 12-month terms unless either party notifies the other in writing, 30 days prior to the end date, of its intent not to renew.

Index
ITEM 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Innovative Food Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Innovative Food Holdings, Inc., and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Liggett & Webb, P.A.

We have served as the Company’s auditor since 2012.

New York, NY
March 29, 2018

Index
Innovative Food Holdings, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$5,133,435	$3,764,053
Accounts receivable, net	2,042,505	1,538,395
Inventory	937,962	815,033
Notes receivable	325,500	-
Other current assets	86,730	55,393
Total current assets	8,526,132	6,172,874

Property and equipment, net	1,955,250	2,068,110
Investments	201,525	208,983
Intangible assets, net	1,336,916	707,684
Total assets	$12,019,823	$9,157,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,836,559	$3,119,533
Accrued liabilities - related parties	-	65,000
Accrued interest	15,860	626,873
Notes payable - related party, current portion	-	164,650
Notes payable - current portion	346,855	1,424,432
Contingent liability - current portion	200,000	-
Total current liabilities	2,399,274	5,400,488

Contingent liability - long-term	200,000	-
Note payable - long term portion, net of discount	866,010	1,137,811
Total liabilities	3,465,284	6,538,299

Stockholders’ equity
Common stock: $0.0001 par value; 500,000,000 shares authorized; 36,080,519 and 25,301,819 shares issued, and 33,589,407 and 24,568,157 shares outstanding at December 31, 2017 and December 31, 2016, respectively	3,605	2,528
Additional paid-in capital	36,196,682	33,974,470
Treasury stock: 2,276,703 and 519,254 shares outstanding at December 31, 2017 and December 31, 2016, respectively	(992,313)	(174,949)
Accumulated deficit	(26,653,435)	(31,182,697)
Total stockholders’ equity	8,554,539	2,619,352

Total liabilities and stockholders’ equity	$12,019,823	$9,157,651
See notes to consolidated financial statements.

Index
Innovative Food Holdings, Inc.
Consolidated Statements of Operations

	For the Twelve	For the Twelve
	Months Ended	Months Ended
	December 31,	December 31,
	2017	2016

Revenue	$41,244,717	$35,172,388
Cost of goods sold	27,619,026	24,502,264
Gross margin	13,625,691	10,670,124

Selling, general and administrative expenses	8,936,709	7,370,334
Total operating expenses	8,936,709	7,370,334

Operating income	4,688,982	3,299,790

Other expense:

Interest expense, net	159,720	483,385
Total other expense	159,720	483,385

Net income before taxes	4,529,262	2,816,405

Income tax expense	-	-

Net income from continuing operations	$4,529,262	$2,816,405

Net income from discontinued operations	-	3,571,300

Consolidated net income	$4,529,262	$6,387,705

Net income per share from continuing operations - basic	$0.152	$0.112

Net income per share from discontinued operations - basic	$-	$0.142

Net income per share from continuing operations - diluted	$0.151	$0.100

Net income per share from discontinued operations - diluted	$-	$0.112

Weighted average shares outstanding - basic	29,846,136	25,071,025

Weighted average shares outstanding - diluted	29,969,699	31,984,945

See notes to consolidated financial statements.

Index
Innovative Food Holdings, Inc.
Consolidated Statements of Cash Flows

	For the Twelve	For the Twelve
	Months Ended	Months Ended
	December 31,	December 31,
	2017	2016

Cash flows from operating activities:
Net income	$4,529,262	$6,387,705
Gain on sale of discontinued operations	-	(7,201,196)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	533,473	497,920
Stock based compensation	439,774	1,076,147
Stock based compensation for TFD employees	-	1,028,908
Amortization of discount on notes payable	185,018	370,036
Allowance for doubtful accounts	-	(10,350)

Changes in assets and liabilities:
Accounts receivable, net	(504,110)	81,877
Deferred revenue	-	289,254
Inventory and other current assets, net	(154,266)	193,659
Accounts payable and accrued expenses - related party	-	(81,018)
Accounts payable and accrued liabilities	(1,544,749)	927,044
Accrued liabilities - related party	(65,000)	-
Due from related party	-	110
Contingent liability	-	(91,000)
Net cash provided by operating activities	3,419,402	3,469,096

Cash flows from investing activities:
Cash decrease due to sale of discontinued operations	-	(470,482)
Acquisition of property and equipment	(49,845)	(10,512)
Cash paid in the acquisition of Oasis	(300,000)	-
Investments in food related companies	(325,500)	(7,458)
Net cash used in investing activities	(675,345)	(488,452)

Cash flows from financing activities:
Purchase of stock options from officers, directors, and employees	(163,925)	-
Cash received from exercise of stock options	105,000	-
Cash received from exercise of warrants	196,741	-
Purchase of treasury stock	(505,660)	(14,850)
Payments made on revolving credit facilities	-	(941,831)
Borrowings on revolving credit facilities	-	805,959
Principal payments on debt	(997,544)	(1,191,627)
Principal payments capital leases	(9,287)	(11,531)
Net cash used in financing activities	(1,374,675)	(1,353,880)

Increase in cash and cash equivalents	1,369,382	1,626,764

Cash and cash equivalents at beginning of year	3,764,053	2,137,289

Cash and cash equivalents at end of year	$5,133,435	$3,764,053
Cash and cash equivalents at end of year - discontinued operations	$-	$-

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$74,341	$96,318

Taxes	$-	$-
Non-cash investing and financing activities:
Common stock issued for conversion of note payable by related party	$164,650	$-
Issuance of 200,000 shares of common stock pursuant to structured equity instrument	$200,000	$-

See notes to consolidated financial statements.

Index
Innovative Food Holdings, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock			Treasury stock		Accumulated
	Amount	Value	APIC	Amount	Value	Deficit	Total

Balance at December 31, 2015	24,248,486	$2,423	$32,344,584	486,254	$(160,099)	$(37,570,402)	$(5,383,494)

Shares issued to Haley - previously accrued	25,000	3	33,997	-	-	-	34,000

Shares issued to employee under severance agreement	300,000	30	146,970	-	-	-	147,000

Shares issued to employee under employment agreement	133,333	13	67,987	-	-	-	68,000

Value of RSU’s recognized during the period	-	-	849,401	-	-	-	849,401

Fair value of RSUs charged to discontinued operations	-	-	813,908	-	-	-	813,908

Fair value of vested stock options issued to management and board	-	-	19,752	-	-	-	19,752

Conversion of RSUs to common stock under separation agreements	595,000	59	(59)	-	-	-	-

RSUs issued for previously accrued officer and director compensation	-	-	317,930	-	-	-	317,930

Purchase RSUs and common stock pursuant to severance agreement	-	-	(620,000)	-	-	-	(620,000)

Common stock repurchased	-	-	-	33,000	(14,850)	-	(14,850)

Net income for the twelve months ended December 31, 2016	-	-	-	-	-	6,387,705	6,387,705

Balance at December 31, 2016	25,301,819	2,528	33,974,470	519,254	(174,949)	(31,182,697)	2,619,352

Issuance of common stock for exercise of warrants	499,421	49	196,692	-	-	-	196,741

Purchase of stock options from employees, officers, and directors	-	-	(163,925)	-	-	-	(163,925)

Issuance of common stock to employees	2,480,392	248	(25,991)	-	-	-	(25,743)

Issuance of shares for conversion of notes payable and accrued interest	5,285,027	529	1,319,928	-	-	-	1,320,457

Vesting of restricted stock units issued to employees, officers, and directors	-	-	240,208	-	-	-	240,208

Acquisition of treasury shares	-	-	311,704	1,757,450	(817,364)	-	(505,660)

Fair value of vested stock options issued to employees	-	-	38,847	-	-	-	38,847

Common stock issued for the exercise of options	300,000	30	104,970	-	-	-	105,000

Common stock issued for cashless exercise of warrants	943,860	94	(94)	-	-	-	-

Issuance of restricted stock awards to employees, officers, and directors	1,070,000	107	(107)	-	-	-	-

Issuance of common stock pursuant to structure equity agreement	200,000	20	199,980	-	-	-	200,000

Net income for the twelve months ended December 31, 2017	-	-	-	-	-	4,529,262	4,529,262

Balance at December 31, 2017	36,080,519	$3,605	$36,196,682	2,276,704	$(992,313)	$(26,653,435)	$8,554,539

See notes to consolidated financial statements.

Index

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Our business is currently conducted by our wholly-owned subsidiaries, Artisan (“Artisan”), Food Innovations (“FII”), Food New Media Group, Inc. (“FNM”), Organic Food Brokers (“OFB”), Gourmet Food Service Group, Inc. (“GFG”), Gourmet Foodservice Warehouse, Inc. (“GFW”), Gourmeting, Inc. (“Gourmeting”), The Haley Group, Inc. (“Haley”), Oasis (“Oasis”),   4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.), (“Gourmet”); Innovative Gourmet, LLC (“Innovative Gourmet”); and Food Funding, LLC (“Food Funding” and collectively with IVFH and its other subsidiaries, the “Company” or “IVFH”).  Overall, our focus is on distribution or the enabling of distribution of specialty food products ranging from specialty foodservice products to Consumer Packaged Goods (“CPG”) products   Since its incorporation, the Company primarily through FII’s relationship with the producers, growers, and makers of  thousands of unique specialty foodservice products and through its relationship with US Foods, Inc.  (“U.S. Foods” or “USF”), has been in the business of providing premium restaurants, within 24 – 72 hours, with the freshest origin-specific perishable, and healthcare products shipped directly from our network of vendors and from our warehouses. Our customers include restaurants, hotels, country clubs, national chain accounts, casinos, hospitals and catering houses.  Gourmet has been in the business of providing specialty food e-commerce consumers, through its own website at www.forthegourmet.com and though www.amazon.com, with unique specialty gourmet food products shipped directly from our network of vendors and from our warehouses within 24 – 72 hours. GFG is focused on expanding the Company’s program offerings to additional customers.  In our business model, we receive orders from our customers and then work closely with our suppliers and our warehouse facilities to have the orders fulfilled.  In order to maintain freshness and quality, we carefully select our suppliers based upon, among other factors, their quality, uniqueness, reliability and access to overnight courier services.

Artisan is a supplier of over 1,500 unique specialty foodservice products to over 500 customers in the Greater Chicago area.  Haley provides consulting services and other solutions to its clients in the food industry.  Haley is a dedicated foodservice consulting and advisory firm that works closely with companies to access private label and manufacturers’ private label food service opportunities with the intent of helping them launch and commercialize new products in the broadline foodservice industry and get products distributed via national broadline food distributors.  OFB and Oasis function as outsourced national sales and brand management teams for emerging organic and specialty food Consumer Packaged Goods (“CPG”) companies and provides emerging CPG specialty food brands with distribution and shelf placement access in all of the major metro markets in the food retail industry.

Discontinued Operations

On February 23, 2016, the Company consummated the sale of 90% of our ownership in FD.  As a result of the sale, the results of operations for all periods have been included in “Net income from discontinued operations” in our consolidated statements of operations. See Note 3 - Discontinued Operations for additional information.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Innovative Food Holdings, Inc., and its wholly owned operating subsidiaries, Artisan, Food Innovations, FNM, OFB, GFG, Gourmet Foodservice Warehouse, Inc., Gourmeting, Inc., Haley, Innovative Gourmet, Food Funding, and Gourmet.  All accounts of FD have been included under discontinued operations.  All material intercompany transactions have been eliminated upon consolidation of these entities.

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

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  Accounts receivable are presented net of an allowance for doubtful accounts of $63,267 and $8,123 at December 31, 2017, and 2016, respectively.

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

Index

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

Basic and Diluted Income Per Share

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

Index

Dilutive shares at December 31, 2017:

Convertible notes and interest

At Dec 31, 2017 the Company there are no convertible notes outstanding.

Warrants

At Dec 31, 2017 there are no warrants outstanding.

Stock Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Price	of Options	Life (years)
$0.57	25,000	0.02
$1.04	200,000	2.83
$1.31	200,000	0.50
$1.38	100,000	1.92
$1.42	100,000	0.47
$1.43	50,000	1.00
$1.46	100,000	0.50
$1.60	310,000	0.01
$1.70	75,000	0.28
$1.90	175,000	1.48
$2.00	50,000	0.28
$2.40	20,000	0.41
$2.50	37,500	0.28
$3.40	30,000	0.41
$3.50	37,500	0.28
	1,510,000	0.89

The Company is also committed to issue a total of 115,941 shares pursuant to the cashless conversion of an aggregate 500,000 options consisting of 300,000 options at a price of $0.35 per share, and 200,000 options at a price of $0.57 per share, The shares, which the Company intends to issue in April 2018, represent a net amount after aggregate cash payments of $167,000, which was a portion of the difference between the exercise price of the options and the market price of the stock on the date of purchase, and taxes.

RSUs

During the twelve months ended December 31, 2017, the Company cancelled all outstanding restricted stock units (“RSUs”) and replaced them with common stock or restricted stock awards; see note 16.

At December 31, 2017, there are no RSUs outstanding.

We recognized stock-based compensation expense for RSUs in a straight-line manner over the vesting period of the grant. This resulted in stock-based compensation expense of $0 and $658,709 related to recognition of RSUs during the years ended December 31, 2017 and 2016, respectively.

Restricted Stock Awards

During the year ended December 31, 2017, the Company cancelled unvested RSUs representing 1,370,000 shares of common stock and replaced them with restricted stock awards also representing 1,370,000 shares of common stock.  The restricted stock awards vested over the same vesting period and under the same terms as the RSUs they replaced. Restricted stock awards representing 1,070,000 shares were vested at December 31, 2017; there are a total of 300,000 unvested restricted stock awards remaining. Those 300,000 restricted stock awards will vest as follows: 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days. During the year ended December 31, 2017, the Company recognized expense of $240,208 for the vesting of restricted stock awards, the same amount of expense that would have been recognized had the RSUs not been replaced by the restricted stock awards.  As the restricted stock awards were not in place during the year ended December 31, 2016, there was no such cost during that period.

Index

Dilutive shares at December 31, 2016:

Convertible notes and interest

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

Warrants

Also at December 31, 2016, the Company had outstanding warrants for holders to purchase the following additional shares: The following warrants were issued in connection to a 2004 equity investment into the Company: 2,294,493 shares exercisable at a price of $0.575 per share; 448,010 shares exercisable at a price of $0.55 per share; and 94,783 shares exercisable at a price of $0.25 per share. In addition the Company has 700,000 warrants outstanding exercisable at a price of $0.01 per share. These warrants were originally issued in connection with the issuance of a loan connected to the Artisan Specialty Foods acquisition. 800,000 of the original warrants were cancelled upon the early payment of the loan in 2012, leaving the current 700,000 connected to the Artisan loan previously outstanding.

Stock options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company at December 31, 2016:

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

Index

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

On March 31, 2016, 10,000 Board RSUs were issued. On August 3, 2016, 95,000 Board RSUs were exercised by a former Board member.  At December 31, 2016, the following Board RSUs were outstanding: a total of 545,000 RSUs were vested, and 270,000 vest on July 1, 2017.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At December 31, 2017 and 2016, the Company had cash deposits in excess of applicable government mandated insurance limits in the amount of $3,470,000 and $2,971,942, respectively.  At December 31, 2017 and 2016, trade receivables from the Company’s largest customer amounted to 48% and 44%, respectively, of total trade receivables.

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

Index
Options expense during the twelve months ended December 31, 2017 and 2016 are summarized in the table below:

	December 31,
	2017	2016

Option expense	$38,847	$19,752

RSUs expense during the twelve months ended December 31, 2017 and 2016 are summarized in the table below:

	December 31,
	2017	2016

RSUs expense – Continuing operations	$-	$849,401
RSUs expense – Discontinued operations	-	813,908
Total	$-	$1,663,309

Reclassifications

Certain reclassifications have been made to conform prior period data to the current presentation.

New Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting, which provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU requires that an entity should account for the effects of a modification unless the fair value (or calculated value or intrinsic value, if used), vesting conditions and classification (as equity or liability) of the modified award are all the same as for the original award immediately before the modification. The ASU becomes effective for the Company on January 1, 2018, and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in any interim period. The Company will apply this standard for any awards that are modified after January 1, 2018. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either operating or financing, with such classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact ASU 2016-02 will have on our consolidated financial statements and associated disclosures.

Index

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

2.  ACQUISITION

Pursuant to the Oasis Asset Purchase Agreement, effective January 1, 2017, the Company, through its wholly-owned subsidiary, Oasis Sales Corp., purchased certain assets of Oasis Sales and Marketing, L.L.C., a California limited liability company.  The purchase price consisted of $300,000 cash; a two-year promissory note in the amount of $100,000, and a structured equity instrument (the “SEI”) in the amount of $200,000. In addition, the Company is contingently liable for certain performance-based payments over the twenty-four months following the acquisition date up to a maximum of $400,000 (“Earnout Payments”).  Of this amount, $200,000 was carried as a current liability, and $200,000 was carried as a long-term liability on the Company’s balance sheet at December 31, 2017.

The SEI was payable in cash or shares of the Company’s stock at the Company’s option, at any time, or is automatically payable via the issuance of 200,000 shares of the Company’s stock if the Company’s shares close above $1.00 for ten consecutive days. This requirement was met on November 28, 2017, and on that date the $200,000 SEI liability was converted to 200,000 shares of common stock.

The Company believes it is likely that the Earnout Payments will be made, and accordingly has recorded the entire amount of $400,000 as a contingent liability on its balance sheet as of the acquisition date. The amount of $800,000 was allocated to customer lists, an intangible asset with a useful life of 60 months; and the amount of $200,000 was allocated to a non-compete agreement, an intangible asset with a useful life of 48 months.  A total of $210,000 was amortized to operations during the year ended December 31, 2017.

3.  DISCONTINUED OPERATIONS

Effective February 23, 2016, the Company closed a transaction to sell 90% of our ownership in The Fresh Diet, Inc. (“FD”) to New Fresh Co., LLC, a Florida limited liability company controlled by the former founder of FD who was appointed Interim CEO of FD on February 9 , 2016 .  The consideration to Innovative Food Holdings consisted primarily of a restructuring of our loans, which includes the ability to convert to additional amounts of FD under certain circumstances. There is no continuing cash inflows or outflows from or to the discontinued operations. During the twelve months ended December 31, 2016, the Company accrued the amount of $850,000 representing the amount due based on an agreement signed in 2017.  The agreement involved the purchase of rights to 1,450,000 RSUs and the purchase of 642,688 shares of the Company’s common stock (see note 16).

ASC 360-10-45-9 requires that a long-lived asset (disposal group) to be sold shall be classified as held for sale in the period in which a set of criteria have been met, including criteria that the sale of the asset (disposal group) is probable and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. This criteria was achieved on February 9, 2016. Additionally, the discontinued operations are comprised of the entirety of FD, excluding corporate services expenses. Lastly, for comparability purposes certain prior period line items relating to the assets held for sale have been reclassified and presented as discontinued operations for all periods presented in the accompanying condensed consolidated statement of operations for the twelve months ended December 31, 2016.

Index
The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations:

December 31,
2016
Revenue	$2,389,950
Cost of goods sold	1,764,834
Gross margin	625,116

Impairment of goodwill	-
Selling, general and administrative expenses	4,244,192
Total operating expenses	4,244,192

Operating loss	(3,619,076)

Other (income) expense:
Gain on sale of discontinued operations	(7,201,196)
Interest expense, net	10,820
Other (income)	-
Total other (income) expense	(7,190,376)

Income from discontinued operations, net of tax	$3,571,300

The following information presents the major classes of line items constituting significant operating and investing cash flow activities in the consolidated statements of cash flows relating to discontinued operations:

December 31,
2016
Cash Flow: Major line items

Depreciation and Amortization	107,009
Impairment of goodwill	-
Non-cash compensation	1,028,908
Purchase of equipment	(6,296)
Cash from revolving credit facilities	685,959
Payments made on revolving credit facilities	(641,831)
Principal payments made on notes payable	(7,074)
Principal payments made on capital leases	(8,094)

The components of the gain on sale and income from discontinued operations are as follows:

February 22, 2016

Receivable due from buyer, net of reserve of $8,700,000	$-
Net proceeds from sale of assets and liabilities	-

Assets sold	(6,225,073)
Liabilities sold	13,426,269
Net liabilities sold	7,201,196

Gain on sale	7,201,196

Loss from discontinued operations before income tax	(3,629,896)
Income tax expense	-

Income from discontinued operations	$3,571,300

Index
4. ACCOUNTS RECEIVABLE

At December 31, 2017 and 2016, accounts receivable consists of:

	2017	2016
Accounts receivable from customers	$2,105,772	$1,546,518
Allowance for doubtful accounts	(63,267)	(8,123)
Accounts receivable, net	$2,042,505	$1,538,395

5. INVENTORY

Inventory consists of specialty food products.  At December 31, 2017 and 2016, inventory consisted of the following:

	2017	2016
Finished Goods Inventory	$937,962	$815,033

6. NOTES RECEIVABLE

During the year ended December 31, 2017, the Company’s wholly-owned subsidiary Food Funding, LLC loaned the amount of $325,500 to iGourmet, LLC pursuant to a note agreement (the “iGourmet Note Receivable”).  The iGourmet LLC Note Receivable bears interest at the rate of 9% per annum, and is due April 1, 2018.  During the year ended December 31, 2017, the Company recorded interest income in the amount of $5,238 in the iGourmet Note Receivable.  Subsequent to December 31, 2017, the Company acquired substantially all of the assets and certain liabilities of iGourmet LLC; see Note 20.

7. PROPERTY AND EQUIPMENT

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

A summary of property and equipment at December 31, 2017 and 2016 is as follows:

	December 31, 2017	December 31, 2016
Land	$385,523	$385,523
Building	1,326,165	1,326,165
Computer and Office Equipment	497,189	466,177
Warehouse Equipment	226,953	226,953
Furniture and Fixtures	473,572	454,743
Vehicles	40,064	40,064
Total before accumulated depreciation	2,949,466	2,899,625
Less: accumulated depreciation	(994,216)	(831,515)
Total	$1,955,250	$2,068,110

Index
Depreciation and amortization expense for property and equipment amounted to $162,705 and $158,143 for the years ended December 31, 2017 and 2016, respectively.

8. INVESTMENTS

The Company has made investments in certain early stage food related companies which it expects can benefit from synergies with the Company’s various operating businesses.  During the twelve months ended December 31, 2016, the Company acquired a 5.81% equity interest in a food related company for the amount of $51,525, consisting of the conversion to equity of a loan receivable from the investee in the amount $10,863 and the conversion of trade receivable from the investee in the amount of $40,662.  At December 31, 2017, the Company has investments in three food related companies in the aggregate amount of $201,525.  The Company does not have significant influence over the operations of these three companies.

9. INTANGIBLE ASSETS

The Company acquired certain intangible assets pursuant to the acquisition of Artisan, OFB, Oasis, and the acquisition of certain assets of Haley.  The following is the net book value of these assets:

	December 31, 2017
		Accumulated
	Gross	Amortization	Net
Trade Name	$217,000	$-	$217,000
Non-Compete Agreement	444,000	(294,000)	150,000
Customer Relationships	1,930,994	(1,112,078)	818,916
Goodwill	151,000	-	151,000
Total	$2,742,994	$(1,406,078)	$1,336,916

	December 31, 2016
		Accumulated
	Gross	Amortization	Net
Trade Name	$217,000	$-	$217,000
Non-Compete Agreement	244,000	(244,000)	-
Customer Relationships	1,130,994	(791,310)	339,684
Goodwill	151,000	-	151,000
Total	$1,742,994	$(1,035,310)	$707,684

Total amortization expense charged to operations for the year ended December 31, 2017 and 2016 was $370,770 and $232,768, respectively.

Amortization of finite life intangible assets as of December 31, 2017 is as follows:

2018	$202,270
2019	137,408
2020	-
2021	-
2022 and thereafter	-
Total	$339,678

The trade names are not considered finite-lived assets, and are not being amortized.  The non-compete agreement is being amortized over a period of 48 months.  The customer relationships acquired in the Artisan and Haley transactions are being amortized over periods of 60 months.

Index
As detailed in ASC 350, the Company tests for goodwill impairment in the fourth quarter of each year and whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.  As detailed in ASC 350-20-35-3A, in performing its testing for goodwill impairment, management has completed a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. To complete this review, management followed the steps in ASC 350-20-35-3C to evaluate the fair value of goodwill and considered all known events and circumstances that might trigger an impairment of goodwill. The analysis completed in 2017 and 2016 determined that there was no impairment to goodwill assets related to the Artisan and Haley transactions.

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2017 and December 31, 2016 are as follows:

	December 31, 2017	December 31, 2016
Trade payables and accrued expenses	$1,652,681	$1,547,603
Accrued costs of discontinued operations	-	1,478,887
Accrued payroll and commissions	183,878	93,043
Total	$1,836,559	$3,119,533

At December 31, 2017 and 2016, accrued liabilities to related parties consisted of accrued bonus, payroll, and payroll related benefits of $0 and $65,000, respectively.

11.  ACCRUED INTEREST

At December 31, 2017, accrued interest on a note outstanding was $15,860. During the twelve months ended December 31, 2017, the Company paid cash for interest in the aggregate amount of $74,178.

At December 31, 2016, accrued interest was $626,873, convertible at the option of the note holders into the Company’s common stock a price of $0.25 per share, or a total of 2,507,492 shares. During the twelve months ended December 31, 2016, the Company paid cash for interest in the aggregate amount of $96,318.

12. REVOLVING CREDIT FACILITIES

	December 31, 2017	December 31, 2016

Line of credit facility with Fifth Third Bank in the original amount of $1,000,000 with an interest rate of LIBOR plus 3.25%. In August 2015, the amount of the credit facility was increased to $1,500,000 and the due date was extended to August 1, 2016. In August 2016, this credit facility was extended to August 1, 2017. On August 1, 2017 this credit facility was increased to $2,000,000 and the due date was extended to August 1, 2018. During the twelve months ended December 31, 2016, the Company made net borrowings in the amount of $120,000 from this facility, and transferred principal in the amount of $1,200,000 from this credit facility to a new term loan established with Fifth Third Bank. There was no activity on this credit facility during the twelve months ended December 31, 2017.
	$-	$-

Total	$-	$-

Index

13. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

	December 31, 2017	December 31, 2016
Term loan dated as of August 5, 2016 in the original amount of $1,200,000 payable to Fifth Third Bank. This loan is secured by the Company’s tangible and intangible personal property and bears interest at the rate of LIBOR plus 4.5%. Principal payments in the amount of $66,667 are due monthly along with accrued interest beginning September 5, 2016. The entire principal balance and all accrued interest is due and was paid on the maturity date of February 5, 2018. See note 20. During the twelve months ended December 31, 2016, the Company transferred principal in the amount of $1,200,000 from the line of credit facility with Fifth Third Bank into this term loan. During the twelve months ended December 31, 2017, the Company made principal and interest payments on this loan in the amounts of $800,000 and $27,764, respectively.
	$114,033	$914,033

Secured mortgage note payable for the acquisition of land and building in Bonita Springs, Florida in the amount of $546,000. Principal payments of $4,550 and interest at the rate of Libor plus 3% are due monthly. The balance of the principal amount will be due February 28, 2018. In March 2018 and effective February 26, 2018, this note was amended and renewed in the amount of $273,000, with monthly payments of principal and interest of $4,550 payable through the maturity date of February 28, 2023. See note 20. On March 23, 2018 and effective February 26, 2018, this note was amended and renewed in the amount of $273,000, with monthly payments of principal and interest of $4,550 payable through the maturity date of February 28, 2023. See note 20.  During the twelve months ended December 31, 2017, the Company made payments of principal and interest on this note in the amounts of $54,600 and $12,805, respectively.
	282,100	336,700

Secured mortgage note payable for the acquisition of land and building in Broadview, Illinois in the amount of $980,000. Payments of $8,167 including principal and interest at the rate of LIBOR plus 2.75% are due monthly through April 2020, the remaining principal balance in the amount of $490,000 will be due May 29, 2020. During the twelve months ended December 31, 2017, the Company made payments of principal and interest on this note in the amounts of $98,000 and $30,508, respectively.	726,833	824,833

A total of 16 convertible notes payable in the aggregate amount of $627,565 (the “Convertible Notes Payable”). Certain of the Convertible Notes Payable contain cross default provisions, and are secured by subordinated interest in a majority of the Company’s assets. The Convertible Notes Payable bear interest at the rate of 1.9% per annum; principal and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share; however, the interest may be paid in cash by the Company and certain limited amounts of principle may also be prepaid in cash. Effective May 13, 2014, the due date of these notes was extended from May 15, 2014 to December 31, 2015, and a discount to the notes in the aggregate amount of $712,565 was recorded to recognize the value of the beneficial conversion feature embedded in the extension of the term of the notes. In March 2015 the notes were further extended to January 1, 2016. On September 30, 2015, the notes in the amount of $627,565 were further extended to July 1, 2017, and a discount in the amount of $627,565 was recorded to recognize the value of the beneficial conversion featured embedded in the extension of the term of the notes. During the twelve months ended December 31, 2017, $0 and $185,018, respectively, of this discount was charged to operations.

During the twelve months ended December 31, 2017, holders of the Convertible Notes Payable converted principal in the amount of $627,565 and accrued interest in the amount of $528,242 into an aggregate of 1,155,807 shares of common stock, and accrued interest in the amount of $86,089 was forgiven. The amount of $86,809 is recorded as a decrease in interest expense during the twelve months ended December 31, 2017.
	-	627,565

A note payable in the amount of $20,000. The Note was due in January 2006 and the Company is currently accruing interest on this note at 1.9%. During the twelve months ended December 31, 2017, the Company accrued interest in the amount of $372 and $380, respectively, on this note.	20,000	20,000

Index

	December 31, 2017	December 31, 2016
Unsecured note to Sam Klepfish for $164,650 which may not be prepaid without Mr. Klepfish’s consent, originally carrying an interest rate of 8% per annum and no due date. As of July 1, 2014, the interest rate was reduced to 1.9% and as of November 17, 2014 the interest rate was further reduced to 0%. During the three months ended December 31, 2015, interest in the amount of $54,150 was capitalized, and the aggregate principal amount of $164,650 was extended to July 1, 2017. This note and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share. During the twelve months ended December 31, 2017, the entire principal balance of this note in the amount of $164,650 was converted into 658,600 shares of the Company’s common stock.
	-	164,650

Unsecured promissory note in the amount of $100,000 dated January 1, 2017 bearing interest at the rate of 2.91% per annum issued in connection with the Oasis acquisition. Payments in the amount of $4,297 consisting of principal and interest are to be made monthly beginning February 15, 2017 for twenty-four months until paid in full. During the twelve months ended December 31, 2017, the Company made principal and interest payments on this note in the amount of $44,946 and $2,318, respectively.	55,054	-

Capital lease obligations under a lease agreement for a forklift payable in thirty-six monthly installments of $274 including interest at the rate of 4.46%. During the twelve months ended December 31, 2017, the Company made principal and interest payments on this lease obligation in the amounts of $3,093 and $195, respectively.	2,685	5,778

Capital lease obligations under a lease agreement for a forklift payable in thirty-six monthly installments of $579 including interest at the rate of 4.83%. During the twelve months end December 31, 2017, the Company made principal and interest payments on this lease obligation in the amounts of $6,194 and $751, respectively.	12,160	18,354

Total	$1,212,865	$2,911,913

Less: Discount	-	(185,020)

Net	$1,212,865	$2,726,893
Current maturities, net of discount	$346,855	$1,589,082
Long-term portion, net of discount	866,010	1,137,811
Total	$1,212,865	$2,726,893

	For the Year Ended December 31,
	2017	2016
Discount on Notes Payable amortized to interest expense:	$185,018	$370,036

At December 31, 2017 and 2016, the Company had unamortized discounts to notes payable in the aggregate amount of $0 and $185,020, respectively.

Index

Aggregate maturities of long-term notes payable as of December 31, 2017 are as follows:

For the twelve months ended December 31,

2018	$346,855
2019	162,277
2020	585,433
2021	54,600
2022	54,600
Thereafter	9,100
Total	$1,212,865

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

The following table illustrates certain key information regarding our conversion option valuation assumptions at December 31, 2017 and 2016 for options underlying both principal and convertible accrued interest:

	December 31,
	2017		2016
Number of conversion options outstanding		-		5,756,352
Value at December 31	$	N/A	$	N/A
Number of conversion options issued during the period		-		49,632
Value of conversion options issued during the period	$	N/A	$	N/A
Number of conversion options exercised, expired, or underlying notes paid during the period		5,756,352		64,935
Value of conversion options exercised or underlying notes paid during the period	$	N/A	$	N/A
Revaluation loss (gain) during the period	$	N/A	$	N/A

14. RELATED PARTY TRANSACTIONS

 For the year ended December 31, 2017:

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

Index
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

The Company’s Chief Executive Officer exercised 100,000 options at a price of $0.35 per share and an additional 100,000 options at a price of $0.57 per share. The amount due to the Company for these conversions was extended to April 26, 2018.  See note 16.

The Company’s President exercised 100,000 options at a price of $0.35 per share and an additional 100,000 options at a price of $0.57 per share. The amount due to the Company for these conversions was extended to April 26, 2018.  See note 16.

A Director exercised 100,000 options at a price of $0.35 per share. The amount due to the Company for these conversions was extended to April 26, 2018.  See note 16.

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

During the twelve months ended December 31, 2016, the Company issued 95,000 shares of its common stock to a former Director of the Company pursuant to the exercise of RSUs.

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
15. INCOME TAXES

Deferred income taxes result from the temporary differences primarily attributable to amortization of intangible assets and debt discount and an accumulation of net operating loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $3,400,000, which will expire through 2037.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

The provision (benefit) for income taxes for the years ended December 31, 2017 and 2016 consist of the following:

	2017	2016

Current	$-	$-
Deferred	-	-
Total	$-	$-

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable statutory income tax rate of 39.6% for the December 31, 2017 and 2016, respectively, to the loss before taxes as a result of the following differences:

	2017	2016
Income (loss) before income taxes	$4,529,262	$2,816,405
Statutory tax rate	39.6%	39.6%
Total tax at statutory rate	1,794,000	1,115,000
Temporary differences	255,000	235,000
Permanent differences - restructuring	--	(4,070,500)
Permanent difference – meals and entertainment	6,000	5,000
Permanent differences- non cash compensation, and discount amortization	256,700	463,000
Total	2,311,700	(2,252,500)
Changes in valuation allowance	(2,311,700)	2,252,500

Income tax expense	$-	$-

Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  As of December 31, 2017 and 2016 significant components of the Company’s deferred tax assets are as follows:

	2017	2016
Deferred Tax Assets (Liabilities):
Net operating loss carryforwards	$997,500	$3,808,000
Allowance for doubtful accounts	(7,100)	17,000
Property and equipment	38,000	(87,000)
Intangible assets	(154,800)	(220,000)
Accrued officer compensation	18,700	-
Debt discount	-	74,000
Net deferred tax assets (liabilities)	892,300	3,592,000
Valuation allowance	(892,300)	(3,592,000)
Net deferred tax assets (liabilities)	$-	$-

Index

The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”).  The Tax Act establishes new tax laws that affect 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21%, effective January 1, 2018. For certain deferred tax assets and deferred tax liabilities, we have recorded a provisional decrease of $388,000, with a corresponding net adjustment to valuation allowance of $388,000 as of December 31, 2017.

16. EQUITY

Common Stock

At December 31, 2017 and 2016, a total of 2,491,112 and 733,662 shares, respectively, are deemed issued but not outstanding by the Company.

Twelve months ended December 31, 2017:

The Company issued 499,421 shares of common stock for cash of $196,741 pursuant to the exercise of warrants.

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

Index
The Company acquired options to purchase 200,000 shares of the Company’s common stock from two of its directors (100,000 from each director) for $48,000 ($24,000 to each director), which was the difference between the exercise price of the options and the market price of the stock on the date of purchase.

The Company issued 250,000 shares of common stock in exchange for the cashless conversion of warrants. The aggregate par value of $25 was charged to additional paid-in capital on the Company’s balance sheet at December 31, 2017.

The Company retired to treasury 642,688 shares of common stock pursuant to an agreement signed to acquire those shares.  The Company also retired to treasury an aggregate of 37,000 shares of common stock purchased on the open market for cash of $18,592.

The Company acquired 639,383 shares of common stock for cash of $235,000 and returned these shares to treasury.  The Company also acquired an additional 438,379 shares of common stock for $252,068 and returned these shares to treasury.

The Company issued a total of 1,070,000 shares of common stock to officers and directors pursuant to the vesting of restricted stock awards:  400,000 shares to its Chief Executive Officer; 400,000 shares to its President; and 90,000 shares to each of three directors.

The Company issued 693,860 shares of common stock to an investor for the cashless conversion of warrants.  The aggregate par value of $69 was charged to additional paid-in capital on the Company’s balance sheet at December 31, 2017.

The Company issued 100,000 shares of common stock for cash of $35,000 pursuant to the exercise of stock options.

The Company issued 200,000 shares of common stock for cash of $70,000 pursuant to the exercise of stock options.

The Company issued 200,000 shares of common stock pursuant to the terms of a structured equity agreement related to the Oasis acquisition.  See note 2.

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

The Company reduced additional paid-in capital by the amount of $620,000 for the value of 642,688 shares of the Company’s common stock and rights to 1,450,000 RSUs. These equity instruments were purchased pursuant to an agreement subsequent to December 31, 2016. See note 16.

The Company issued 95,000 shares of common stock pursuant to the exercises of RSUs by an ex-director.

Index
Treasury Stock

At December 31, 2017 and 2016, the Company had 2,276,703 and 519,254 shares of treasury stock, respectively.

Warrants

The Company had no warrants outstanding at December 31, 2017.  Transactions involving warrants are summarized as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Warrants outstanding at December 31, 2016	3,537,284	$0.45

Granted	-	-
Exercised	(3,537,284)	$0.45
Cancelled / Expired	-	-

Warrants outstanding at December 31, 2017	-	$-

Options

Twelve months ended December 31, 2017:

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

The Company’s Chief Executive Officer exercised 100,000 options at a price of $0.35 per share and an additional 100,000 options at a price of $0.57 per share. The amount due to the Company for these conversions was extended to April 26, 2018. A net number of 55,192 shares will be issued to the Chief Executive Officer, after a cash payment of $45,000, which was a portion of the difference between the exercise price of the options and the market price of the stock on the date of purchase, and taxes.

The Company’s President exercised 100,000 options at a price of $0.35 per share and an additional 100,000 options at a price of $0.57 per share. The amount due to the Company for these conversions was extended to April 26, 2018. A net number of 60,507 shares will be issued to the President, after a cash payment of $45,000, which was a portion of the difference between the exercise price of the options and the market price of the stock on the date of purchase, and taxes. A Director exercised 100,000 options at a price of $0.35 per share. The amount due to the Company for these conversions was extended to April 26, 2018. A net number of 0 shares will be issued to the Director, net of shares held back for the exercise price and for taxes, along with a cash payment of $77,000 as a cash-out amount.

Also during the year, the following options expired: options to purchase 15,000 shares of the Company’s common stock at a price of $1.90 per share, and options to purchase 500,000 shares of the Company’s common stock at a price of $2.00 per share.

Index

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.57	25,000	0.02	$0.57	25,000	$0.57

$1.04	200,000	2.83	$1.04	-	$-

$1.31	200,000	0.50	$1.31	200,000	$1.31

$1.38	100,000	1.92	$1.38	100,000	$1.38

$1.42	100,000	0.47	$1.42	100,000	$1.42

$1.43	50,000	1.00	$1.43	50,000	$1.43

$1.46	100,000	0.50	$1.46	100,000	$1.46

$1.60	310,000	0.01	$1.60	310,000	$1.60

$1.70	75,000	0.28	$1.70	75,000	$1.70

$1.90	175,000	1.48	$1.90	175,000	$1.90

$2.00	50,000	0.28	$2.00	50,000	$2.00

$2.40	20,000	0.41	$2.40	20,000	$2.40

$2.50	37,500	0.28	$2.50	37,500	$2.50

$3.40	30,000	0.41	$3.40	30,000	$3.40

$3.50	37,500	0.28	$3.50	37,500	$3.50
	1,510,000	0.89	$1.60	1,310,000	$1.68

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2016	2,445,000	$1.01

Granted	950,000	$1.55
Exercised	(1,370,000)	$0.38
Cancelled / Expired	(515,000)	$2.00

Options outstanding at December 31, 2017	1,510,000	$1.60

Index

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2017 and 2016 was $15,500 and $0, respectively.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $1.19 and $0.45 as of December 31, 2017 and 2016, respectively, and the exercise price multiplied by the number of options outstanding.

During the year ended December 31, 2017 and 2016, the Company charged $38,847 and $19,752, respectively, to operations related to recognized stock-based compensation expense for stock options.

The exercise price grant dates in relation to the market price during 2017 and 2016 are as follows:

	2017	2016
Exercise price lower than market price	-	-

Exercise price equal to market price	-	-

Exercise price exceeded market price	$1.04 to $1.38	$0.57 to $3.50

As of December 31, 2017 and 2016, there were 200,000 and 0, respectively, non-vested options outstanding.

Accounting for warrants and stock options

The Company valued warrants and options using the Black-Scholes valuation model utilizing the following variables:

	December 31,	December 31,
	2017	2016
Volatility	47.3-56.9%	N/A	%
Dividends	$0	N/A
Risk-free interest rates	0.87-2.0%	N/A	%
Term (years)	0.8-2.5	N/A

Restricted Stock Units (“RSUs”)

During the twelve months ended December 31, 2017, the Company cancelled all of its outstanding RSUs and issued the following:  For vested RSUs representing 3,104,205 shares of common stock, the Company issued a net amount of 2,480,392 shares of restricted common stock (net of 623,813 shares held back by the Company to pay certain taxes owed related to the issuance); for unvested RSUs representing 1,370,000 shares of common stock, the Company issued 1,370,000 shares of restricted common stock under the same terms as the cancelled RSUs.  1,070,000 of the restricted stock awards vested on July 1, 2017, the same date at which the RSUs which they replaced would have vested.  These 1,070,000 shares were issued during the twelve months ended December 31, 2017. The vesting for the remaining 300,000 restricted stock awards is contingent upon meeting certain price and volume conditions related to the Company’s stock; these conditions are the same conditions required for vesting of the cancelled RSUs.  The Company charged the amount of $0 and $240,208, respectively, to operations during the twelve months ended December 31, 2017 representing the amortization of the cost of these restricted stock awards.  The amounts charged to operations is the same amount that the Company would have charged for the RSUs that were cancelled had they not been cancelled.

RSUs expense during the twelve months ended December 31, 2017 and 2016 is summarized in the table below:

	Twelve Months Ended December 31,
	2017	2016

RSUs expense – Continuing operations	$-	$849,401
RSUs expense – Discontinued operations	-	813,908
Total	$-	$1,663,309

Index

17. COMMITMENTS AND CONTINGENCIES

Contingent Liability

Pursuant to the Oasis acquisition, the Company was contingently liable for certain performance-based payments over the twenty-four months following the acquisition date. At December 31, 2017, the Company carried the amount of $200,000 on its balance sheet as contingent liability – current, and an additional $200,000 as contingent liability – long term.  See notes 2 and 16.

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

PNC Bank, National Association v. The Fresh Diet, Inc. f/k/a YS Catering, LLP f/k/a YS Catering, Inc., et al. / Scher Zalman Duchman and Deborah L. Duchman v. Innovative Food Holdings, Inc., et al., Case No. 17-cv-21027-KMM, United States District Court, Southern District of Florida

On July 7, 2017, Scher Zalman Duchman and Deborah L. Duchman (collectively, “Duchmans”) filed an amended complaint in the United States District Court for the Southern District of Florida seeking approximately $1 million in damages against Innovative Food Holdings, Inc., FD Acquisition Corp., and Sam Klepfish, IVFH’s CEO.  The Duchmans, amongst other things, allege that defendants owed a fiduciary duty to the Duchmans to minimize the Duchmans’ own personal guarantees and personal obligations related to loans and other obligations incurred by a former subsidiary of the Company and that the Defendants did not fulfill that alleged fiduciary obligation. By Order dated March 22, 2018, the following causes of action were dismissed without prejudice: Count I, Breach of Fiduciary Duty; Count III, Unjust Enrichment; Count IV, Unjust Enrichment; and Count IX, Fraud in the Inducement. The Court further ordered Count XI, Punitive Damages, stricken from the Complaint and that all claims against Third Party Defendant FD Acquisition Corp. dismissed with prejudice. Discovery is ongoing, and IVFH will soon be filing a motion for summary judgment. The parties have scheduled required mediation. The court has provided a scheduled trial date.  IVFH believes that this lawsuit is without merit and is an attempt by the Duchmans to drag IVFH into the Duchmans’ personal financial matters which are unrelated to IVFH. While IVFH intends to vigorously defend against this lawsuit, the outcome of this lawsuit cannot ultimately be predicted.

YS Catering Holdings, Inc., et al. vs. Attollo Partners LLC, Rajesh Rawal, Vojkan Dimitijevic, Asif Syed, Roy Heggland and Innovative Food Holdings, Inc., Case No. 2017-007504-CA-01, Eleventh Judicial Circuit in and for Miami-Dade County, Florida

On March 26, 2018, YS Catering Holdings, Inc., et al., filed suit against Innovative Food Holdings, Inc. YS alleges claims against IVFH that are almost identical to ones pending in the PNC Bank vs. Fresh Diet, et al. federal court litigation (Case No. 17-cv-21027-KMM) in what we believe is an improper attempt at forum shopping.  In addition, YS seeks injunctive relief with respect to the removal of certain trading restrictions and other restrictions on its restricted shares. IVFH intends to move to stay the case pending the outcome of the almost identical PNC federal court litigation involving YS’s principal Zalmi Duchman.  Discovery in the case is ongoing. While IVFH intends to vigorously defend against this lawsuit, the outcome of this lawsuit cannot ultimately be predicted.

18. MAJOR CUSTOMER

The Company’s largest customer, U.S. Foods, Inc.  and its affiliates, accounted for approximately 72% of total sales in each of the years ended December 31, 2017 and 2016.  A contract between our subsidiary, Food Innovations, and U.S. Foods entered an optional renewal period in December 2012 but was automatically extended for an additional 12 months in each of January 1, 2013 and 2014.  On January 26, 2015 we executed a contract between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods, Inc.  The term of the contract is from January 1, 2015 through December 31, 2016 and provides for limited  number of automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew. Based on the terms, the Agreement was extended through December 31, 2018.  Effective January 1, 2018 the Agreement was further amended to remove the cap on renewals, and provide for an unlimited number of additional 12-month terms unless either party notifies the other in writing, 30 days prior to the end date, of its intent not to renew.

Index

19. FAIR VALUE MEASUREMENTS

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

Level 1 -	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 -	In15puts other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 -	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

As December 31, 2017 and 2016, the Company did not have financial assets or liabilities that are required to be accounted for at fair value on a recurring basis.

20. SUBSEQUENT EVENTS

Asset Acquisition – iGourmet, LLC

Effective January 24, 2018, our wholly-owned subsidiary, Innovative Gourmet, acquired substantially all of the assets and certain liabilities of iGourmet LLC and iGourmet NY LLC (“Sellers”), privately-held New York limited liability companies operating out of Pennsylvania and engaged in the sale, marketing, and distribution of specialty food and specialty food items through  www.igourmet.com, online marketplaces, additional  direct-to-consumer platforms, distribution to foodservice, retail stores and other wholesale accounts, pursuant to the terms of an Asset Purchase Agreement (the “APA”).

The consideration for and in connection with the acquisition consisted of:  (i) $1,500,000, which satisfied or reduced secured, priority and administrative debt of Sellers; (ii) in connection with and prior to the acquisition, our wholly-owned subsidiary, Food Funding, funded advances of $325,000 to Sellers on a secured basis, pursuant to certain loan documents and as bridge loans, which loans  were reduced by the proceeds of the APA; (iii) the purchase for $200,000 of certain debt owed by Sellers, to be paid out of, if  available, Innovative Gourmet’s cash flow; (iv) potential contingent liability allocation for a percentage of Sellers’ approximately $2,300,000 of certain debt, not purchased or assumed by Innovative Gourmet, which  under certain circumstances, Innovative Gourmet may determine to pay; and (v) additional purchase price consideration of (a) up to a maximum of $1,500,000, if EBITDA of Innovative Gourmet reaches $3,800,000 million in 2018, (b) up to a maximum of $1,750,000, if EBITDA of Innovative Gourmet in 2019 exceeds its EBITDA in 2018 by at least 20% and if its EBITDA reaches $5,000,000; and (c) up to a maximum of $2,125,000, if EBITDA of Innovative Gourmet in 2020 exceeds its EBITDA in 2019 by at least 20% and if its EBITDA reaches $8,000,000. The EBITDA based earnout shall be paid 37.5% in cash, 25% in Innovative Food Holdings shares valued at the time of the closing of this transaction and 37.5%, at Innovative Gourmet’s option, in Innovative Food Holdings shares valued at the time of the payment of the earnout or in cash.

In connection with the acquisition, our wholly-owned subsidiary, Food Funding, purchased Seller’s senior secured note at a price of approximately $1,187,000, pursuant to the terms of a Loan Sale Agreement with UPS Capital Business Credit.  That note was reduced by the proceeds of the APA as disclosed in (i) above.

Restated Loan Agreement

On March 23, 2018 and effective February 26, 2018, we entered into a Fifth Amended and Restated Loan Agreement with Fifth Third Bank, an Ohio banking corporation (“Lender”), to, among other things, reduce the amount of an existing loan to Two Hundred Seventy Three Thousand Dollars and extend its due date to February 28, 2023 and enter into a new term loan in the amount of One Million Five Hundred Thousand Dollars due on August 28, 2019 carrying interest at LIBOR plus 4.25%.  We also entered into an equipment loan with Lender in the amount of Five Hundred Thousand Dollars due March 31, 2019 carrying interest at LIBOR plus 2.75%.  All of these loans continue to be secured by the assets of the Company and its subsidiaries.

Index

Exercise of Options

In January 2018, the Company issued 100,000 shares of common stock to a former board member for the exercise of options at a price of $0.35 per share.

In December 2017, the Company’s Chief Executive Officer exercised 100,000 options at a price of $0.35 per share and an additional 100,000 options at a price of $0.57 per share.  The date for payment of the exercise price of these options was extended to April 26, 2018. 55,192 shares of common stock will be issued in April 2018, which number of shares represents a net amount after a cash payment of $45,000 which was a portion of the difference between the exercise price of the options and the market price of the stock on the date of purchase, and taxes.

In December 2017, the Company’s President exercised 100,000 options at a price of $0.35 per share and an additional 100,000 options at a price of $0.57 per share.  The date for payment of the exercise price of these options was extended to April 26, 2018. 60,749 shares of common stock will be issued in April 2018, which number of shares represents a net amount after a cash payment of $45,000 made in March 2018 which was a portion of the difference between the exercise price of the options and the market price of the stock on the date of purchase, and taxes.

In December 2017, a Board Member exercised 100,000 options at a price of $0.35 per share.  The date for payment of the exercise price of these options was extended to April 26, 2018. In March 2018 the Company made a payment of $77,000 which is the difference between the exercise price of the options and the market price of the stock on the date of purchase.

Amendment of Bylaws

In January 2018, Pursuant to the authority granted by Article XII of our Bylaws, Article III, Section 11 of the Bylaws was amended to permit the Board of Directors to remove, with or without cause, a director appointed by the Board of Directors by the affirmative vote of a majority of directors.

Director Resignation

In January 2018, Mr. Nathaniel Klein voluntarily resigned from our Board of Directors.  Prior to his resignation, Mr. Klein was a member of the Audit, Compensation and Nominating and Corporate Governance Committees.

Contingent Liability – Oasis Acquisition

In January 2018, the Company paid the amount of $200,000 to satisfy a performance-based contingent liability related to the Oasis acquisition; see notes 2 and 16.

Index

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.  We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2017 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms and our disclosure controls and procedures are also effective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our principal executive and financial officers to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

Subject to the inherent limitations described in the following paragraph, our management has concluded that our internal control over financial reporting was effective at December 31, 2017 at the reasonable assurance level.

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

Name	Age	Position
Sam Klepfish	43	Chief Executive Officer and Director
Justin Wiernasz	52	President and Director
Joel Gold	76	Director
Hank Cohn	48	Director

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

Joel Gold, Director

Mr. Gold is currently a partner in a merchant banking firm, and has served on the board and committees of numerous companies. Prior to that, he was an investment banker at Buckman, Buckman and Reid located in New Jersey, a position he held since May 2010.  Prior there to, from October 2004, he was head of investment banking of Andrew Garrett, Inc.  From January 2000 until September 2004, he served as Executive Vice President of Investment Banking of Berry Shino Securities, Inc., an investment banking firm also located in New York City. From January 1999 until December 1999, he was an Executive Vice President of Solid Capital Markets, an investment-banking firm also located in New York City.  From September 1997 to January 1999, he served as a Senior Managing Director of Interbank Capital Group, LLC, an investment banking firm also located in New York City.  From April 1996 to September 1997, Mr. Gold was an Executive Vice President of LT Lawrence & Co., and from March 1995 to April 1996, a Managing Director of Fechtor Detwiler & Co., Inc., a representative of the underwriters for the Company’s initial public offering.  Mr. Gold was a Managing Director of Furman Selz Incorporated from January 1992 until March 1995.  From April 1990 until January 1992, Mr. Gold was a Managing Director of Bear Stearns and Co., Inc. (“Bear Stearns”).  For approximately 20 years before he became affiliated with Bear Stearns, he held various positions with Drexel Burnham Lambert, Inc.

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

Key Employee

John McDonald

Mr. McDonald, age 55, has been our principal accounting officer since November 2007; from November 2007 through October 2017, he was also our Chief Information Officer. From 2004 through 2007, Mr. McDonald worked as a consultant with Softrim Corporation of Estero, Florida where he created custom applications for a variety of different industries and assisted in building interfaces to accounting applications. Since 1999 he has also been President of McDonald Consulting Group, Inc. which provide consulting on accounts receivable, systems and accounting services.

Mike Fabrico

Mr. Fabrico is the Chief Information Officer of Innovative Food Holdings.  Prior to this, from February 2017 to October 2017, he was an independent consultant and he led small-scale technology projects to modernize, upgrade, support, and improve on legacy applications and ERP systems.  From January 2015 to June 2016, he was the CIO at Haddon House Food Products before its acquisition to UNFI in 2016.  Before joining Haddon House, he was EVP & CIO for SharkNinja in Boston from 2008 to 2013, Prior to SharkNinja, he held various technology leadership positions at public and private equity backed companies. Before moving into corporate technology leadership positions, he was President and Co-Founder of a manufacturing and distribution software development firm.

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

Committees

The Board of Directors currently has an Audit Committee, a Compensation Committee, a Nominating Committee and a Governance Committee. However, inasmuch as we only have two independent directors, each Committee only has two members.  We are currently seeking to add additional qualified independent directors to the Board of Directors.

Code of Ethics

We have adopted a Code of Ethics that applies to each of our employees, including our CEO, our President, our principal financial officer, CIO, as well as members of our Board of Directors. A copy of such Code has been publicly filed with, and is available for free from, the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

During 2017, Messrs. Gold, Cohn, and Klepfish did not file four Forms 4, Mr. Wiernasz did not file five Forms 4, and Mr. McDonald did not file one Form 4.  None of the unfiled Forms 4 related to the public sale of securities.

Index

ITEM 11. Executive Compensation

The following table sets forth information concerning the compensation for services rendered to us for the year ended December 31, 2017, of our Chief Executive Officer and our other executive officers whose annual compensation exceeded $100,000 in the fiscal year ended December 31, 2017, if any. We refer to the Chief Executive Officer and these other officers as the named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)			All Other Compensation ($)		Total ($)
Sam Klepfish	2017	$376,997	$-		$117,060	(j)	$-		$-		$-		$18,084	(a)	$512,141
CEO	2016	$362,550	$-		$375,297	(b)	$-		$-		$-		$2,229	(a)	$740,075
	2015	$317,709	$85,000	(c)	$644,835	(b)	$-		$-		$-		$-		$1,047,544

Justin Wiernasz	2017	$376,997	$65,000	(d)	$76,190	(e)	$-		$-		$-		$12,960	(a)	$531,147
President	2016	$346,920	$50,000	(f)	$308,192	(g)	$-		$-		$-		$8,056	(a)	$713,168
	2015	$312,119	$124,800	(h)	$667,780	(i)	$-		$-		$-		$8,016	(a)	$1,112,715

John McDonald	2017	$199,301	$69,000	(j)	$-		$-	(n)	$-		$-		$8,415	(a)	$276,716
Chief Information and	2016	$181,182	$30,000	(j)	$43,660	(k)	$992	(l)		$		$	$7,959	(a)	$263,794
Principal Accounting Officer	2015	$163,611	$38,407	(m)	$-		$-		$-		$-		$8,016	(a)	$210,034

(a) Consists of cash payments for health care benefits.

(b) Consists of the portion of RSUs which were recognized as a period cost during the year.

(c) Consists of a cash bonus paid during the year for services performed in 2014.

(d) Consists of a cash bonus paid during the year for services performed in 2016.

(e) Consists of the portion of restricted stock awards which were recognized as a period cost during the year for services as an executive officer.  Does not include $7,826 of restricted stock awards which were recognized as a period cost during the year for services as a board member.

(f) Consists of a cash bonus paid during the year for services performed in 2015. Does not include $65,000 in cash bonuses for services performed in 2016  but not paid during the year.

(g) Consists of the portion of RSUs which were recognized as a period cost during the year for services as an executive officer.  Does not include $55,304 of RSUs which were recognized as a period cost during the year for services as a board member.

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

(j) Consists of the portion of restricted stock awards which were recognized as a period cost during the year for services as an executive officer.

Index

(j) Consists of a cash bonus paid during the year for services performed in 2016.

(k) Consists of 90,959 shares of common stock with a fair value of $43,660.

(l) Consists of options to purchase 200,000 shares of common stock with a fair value of $992.

(m) Consists of a cash bonus paid during the year for services performed in 2014. Does not include $30,000 in cash bonuses and 46,512 RSUs with a fair value of $30,000 for services performed in 2015 but not paid during the year.

Outstanding Equity Awards at Fiscal Year-End as of December 31, 2017

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options(#)Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Sam Klepfish						300,000	(a)	$357,000	(b)
Sam Klepfish	125,000			$1.600	01/01/18

Justin Wiernasz						300,000	(a)	357,000	(b)
Justin Wiernasz	125,000	-	-	$1.600	01/01/18	-		-		-	-

John McDonald	25,000	-	-	$0.570	01/01/18
John McDonald	60,000	-	-	$1.600	01/01/18
John McDonald	75,000	-	-	$1.700	04/04/18
John McDonald	50,000	-	-	$2.000	04/04/18
John McDonald	37,500	-	-	$2.500	04/04/18
John McDonald	37,500	-	-	$3.500	04/04/18

(a) Restricted stock awards vest according to the following schedule: An additional 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 consecutive trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 consecutive trading days.

(b) Amounts are calculated by multiplying the number of shares shown in the table by $1.19 per share, which is the closing price of common stock on December 31, 2017 (the last trading day of the 2016 fiscal year).

Index

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (a)		Option Awards ($) (b)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joel Gold	$-	$-	(a)	$-	$-	$-	$-	$-
Sam Klepfish	$-	$-		$-	$-	$-	$-	$-
Hank Cohn	$-	$-	(a)	$-	$-	$-	$-	$-
Justin Wiernasz	$-	$-	(a)	$-	$-	$-	$-	$-

(a)     Does not include 270,000 RSUs at $1.00 per share granted to each director and included in 2014 for service in years 2015, 2016, and 2017.  These RSUs are contingent upon being a member of the board in those years. The amount of $163,826 was included as a period cost for these RSUs in 2015.  Mr. Klepfish has declined this grant of RSUs which the Company offered to all Directors in 2014.

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

Index

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 16, 2018, with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each Named Officer, and (4) all our directors and executive officers as a group.  Unless otherwise stated, each person listed below uses the Company’s address.  Pursuant to SEC rules, includes shares that the person has the right to receive within 60 days from March 16, 2018.

Name and Address of Beneficial Owners		Number of Shares Beneficially Owned	Percent of Class

Sam Klepfish (Officer, Director)	(1)	2,010,935	6.3%
Joel Gold (Director)	(2)	399,054	1.3%
Justin Wiernasz (Officer, Director)	(3)	1,703,776	5.4%
Hank Cohn (Director)		275,000	0.9%
Yorkmont Capital Partners, LP	(4)	2,073,398	6.6%
All officers and directors as a whole (4 persons)	(5)	4,388,765	13.8%

(1)
Includes 1,825,186 shares of common stock held by Mr. Klepfish; 60,749 shares of common stock issuable upon the cashless conversion of 200,000 options; and options to purchase 125,000 shares of common stock.

(2)	Includes 380,654 shares of common stock held by Mr. Gold. Also includes 18,400 shares of common stock held by Mr. Gold’s spouse.

(3)
Includes 1,518,027 shares of common stock held by Mr. Wiernasz; 60,749 shares of common stock issuable upon the cashless conversion of 200,000 options; and options to purchase 125,000 shares of common stock.

(4)
Consists of 2,073,398 shares of common stock held by Yorkmont Capital Partners, LP. The address of Yorkmont Capital Partners, LP is 2313 Lake Austin Blvd. Suite 202, Austin, TX 78703.  Information gathered from a Schedule 13G/A filed with the Securities and Exchange Commission on January 4, 2018.

(5)
Includes 4,017,267 shares of common stock held by officers and directors; 121,498 shares of common stock issuable upon the cashless conversion of 400,000 options; and options to purchase 250,000 shares of common stock.

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

Index
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

The Company’s Chief Executive Officer exercised 100,000 options at a price of $0.35 per share and an additional 100,000 options at a price of $0.57 per share.  The date for payment of the exercise price of these options was extended to April 26, 2018. 55,192 shares of common stock will be issued in April 2018, which number of shares represents a net amount after a cash payment of $45,000 which was a portion of the difference between the exercise price of the options and the market price of the stock on the date of purchase,  and taxes.

The Company’s President exercised 100,000 options at a price of $0.35 per share and an additional 100,000 options at a price of $0.57 per share.  The date for payment of the exercise price of these options was extended to April 26, 2018. 60,749 shares of common stock will be issued in April 2018, which number of shares represents a net amount after a cash payment of $45,000 made in March 2018 which was a portion of the difference between the exercise price of the options and the market price of the stock on the date of purchase, and taxes.

A Board Member exercised 100,000 options at a price of $0.35 per share.  The date for payment of the exercise price of these options was extended to April 26, 2018. In March 2018 the Company made a payment of $77,000 which is the difference between the exercise price of the options and the market price of the stock on the date of purchase.

Index
ITEM 14. Principal Accountant Fees and Services

Audit Fees

The Company engaged Liggett & Webb P.A. (“LW”) as our  independent registered public accounting firm since November 9, 2012.  During the year ended December 31, 2017 and 2016, LW billed us audit fees of approximately $85,200 and $104,200, respectively.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by LW that are reasonably related to the performance of the audit or review of our consolidated financial statements including our quarterly interim reviews on Form 10-Q and are reported under Audit Fees above.

Tax Fees

LW tax fees were $10,000 and $10,000 for the years ended December 31, 2017 and 2016, respectively.

All Other Fees

LW has not billed any other fees since their engagement on November 9, 2012.

For the fiscal years ended December 31, 2017 and 2016 the board of directors considered the audit fees, audit-related fees, tax fees and other fees paid to our accountants, as disclosed above, and determined that the payment of such fees was compatible with maintaining the independence of the accountants.  Our board of directors pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent registered public accounting firm, except for de minimis non-audit services that are approved by the board of directors prior to the completion of the audit.

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

3.2.1	Amended Bylaws of the Company (incorporated by reference to exhibit 3.2 of the Company’s current report Form 8-K filed with the Securities and Exchange Commission on January 23, 2018).

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

10.11
Subscription Agreement dated as of May 11, 2012 between the Registrant and Alpha Capital Anstalt (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2012)

10.12
Secured Convertible Promissory Note dated as of May 11, 2012 of the registrant issued to Alpha Capital Anstalt (incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2012)

10.13
Class E Common Stock Purchase Warrant issued to Alpha Capital Anstalt (incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2012)

10.14
Class F Common Stock Purchase Warrant issued to Alpha Capital Anstalt (incorporated by reference to exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2012)

10.15
Class G Common Stock Purchase Warrant issued to Alpha Capital Anstalt (incorporated by reference to exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2012)

10.16
Class H Common Stock Purchase Warrant issued to Alpha Capital Anstalt (incorporated by reference to exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2012)

10.17
Stock Purchase Agreement dated as of May 10, 2012 between the Registrant, Artisan Specialty Foods, Inc. and David Vohaska (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2012)

10.19
Employment Agreement dated May 10, 2012 between Artisan Specialty Foods, Inc. and David Vohaska (incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2012)

10.20
Loan Agreement between the registrant and Fifth Third Bank effective February 26, 2013 (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2013)

10.21
Security Agreement between the registrant and Fifth Third Bank effective February 26, 2013 (incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2013)

10.22
Mortgage by registrant in favor of Fifth Third Bank effective February 26, 2013 (incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2013)

10.23
Note by registrant in favor of Fifth Third Bank effective February 26, 2013 (incorporated by reference to exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2013)

10.24	Employment Agreement with Sam Klepfish dated as of March 29, 2017 (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2017)

10.25	Employment Agreement with Justin Wiernasz dated as of March 29, 2017 (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2017)

Index
10.26
Asset Purchase Agreement dated as of January 22, 2018 by and among Innovative Gourmet, LLC, a subsidiary of the registrant, and iGourmet LLC and iGourmet NY LLC (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 30, 2018)

10.27
Loan Sale Agreement dated as of January 10, 2018 between Food Funding, LLC, a subsidiary of the registrant and UPS Capital Business Credit (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 30, 2018)

10.28	Fifth Amendment to Restated Loan Agreement dated February 28, 2018 between Fifth Third Bank and the registrant and its subsidiaries

10.29	Promissory Note of the registrant and its subsidiaries in favor of Fifth Third Bank dated as of February 28, 2018

10.30	Draw Promissory Note of the registrant and its subsidiaries in favor of Fifth Third Bank dated as of March 13, 2018

10.31	Master Loan and Security Agreement dated March 13, 2018 between Fifth Third Bank and the registrant and its subsidiaries

14	Code of Ethics (incorporated by reference to exhibit 14 of the Company’s Form 10-KSB/A for the year ended December 31, 2006, filed with the Securities and Exchange Commission on July 31, 2008).

21	Subsidiaries of the Company

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Accounting Officer

32.1	Rule 1350 Certification of Chief Executive Officer

32.2	Rule 1350 Certification of Principal Accounting Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE FOOD HOLDINGS, INC.

By: /s/ Sam Klepfish
Sam Klepfish,
Chief Executive Officer and Director

Dated:  March 29, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sam Klepfish	CEO and Director	March 29, 2018
Sam Klepfish	(Chief Executive Officer)

/s/ John McDonald	Principal Accounting Officer	March 29, 2018
John McDonald	(Principal Financial Officer)

/s/ Joel Gold	Director	March 29, 2018
Joel Gold

/s/ Hank Cohn	Director	March 29, 2018
Hank Cohn

/s/ Justin Wiernasz	Director	March 29, 2018
Justin Wiernasz