Form 10-Q
period 2018-03-31
INNOVATIVE FOOD HOLDINGS INC
filed 2018-05-15
CIK 312257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended March 31, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 36,296,218 shares of common stock issued and 33,805,106 shares of common stock outstanding as of May 9, 2018.

INNOVATIVE FOOD HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$4,680,814	$5,133,435
Accounts receivable, net	2,633,244	2,042,505
Inventory	1,416,984	937,962
Notes receivable	-	325,500
Other current assets	208,046	86,730
Total current assets	8,939,088	8,526,132

Property and equipment, net	1,991,308	1,955,250
Investments	251,525	201,525
Intangible assets, net	4,347,662	1,336,916
Total assets	$15,529,583	$12,019,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,888,669	$1,836,559
Accrued interest	22,955	15,860
Notes payable - current portion, net of discount	1,395,340	346,855
Contingent liability - current portion	792,900	200,000
Total current liabilities	5,099,864	2,399,274

Contingent liability - long-term	394,900	200,000
Note payable - long term portion, net of discount	1,154,945	866,010
Total liabilities	6,649,709	3,465,284

Stockholders’ equity
Common stock: $0.0001 par value; 500,000,000 shares authorized; 36,296,218 and 36,080,519 shares issued, and 33,805,348 and 33,589,407 shares outstanding at March 31, 2018 and December 31, 2017, respectively	3,627	3,605
Additional paid-in capital	36,073,447	36,196,682
Treasury stock: 2,276,703 shares outstanding at March 31, 2018 and December 31, 2017	(992,313)	(992,313)
Accumulated deficit	(26,204,887)	(26,653,435)
Total stockholders’ equity	8,879,874	8,554,539

Total liabilities and stockholders’ equity	$15,529,583	$12,019,823

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2018	2017

Revenue	$10,916,544	$9,485,164
Cost of goods sold	7,437,431	6,434,232
Gross margin	3,479,113	3,050,932

Selling, general and administrative expenses	3,003,817	2,200,096
Total operating expenses	3,003,817	2,200,096

Operating income	475,296	850,836

Other expense:

Interest expense, net	26,748	116,199
Total other expense	26,748	116,199

Net income before taxes	448,548	734,637

Income tax expense	-	-

Net income	$448,548	$734,637

Net income per share - basic	$0.013	$0.029

Net income per share - diluted	$0.013	$0.026

Weighted average shares outstanding - basic	33,710,609	25,707,164

Weighted average shares outstanding - diluted	33,725,720	31,854,060

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2018	2017

Cash flows from operating activities:
Net income	$448,548	$734,637
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	238,413	130,407
Stock based compensation	8,787	160,896
Amortization of discount on notes payable	-	92,509

Changes in assets and liabilities:
Accounts receivable, net	(246,231)	(355,646)
Inventory and other current assets	(334,920)	(33,403)
Accounts payable and accrued liabilities	755,799	(1,097,421)
Net cash provided by (used in) operating activities	870,396	(368,021)

Cash flows from investing activities:
Cash related to the iGourmet asset acquisition	(2,409,437)	-
Acquisition of property and equipment	(69,000)	-
Cash paid in the acquisition of Oasis	-	(300,000)
Investments in food related companies	(50,000)	-
Net cash used in investing activities	(2,528,437)	(300,000)

Cash flows from financing activities:
Purchase of stock options from officers, directors, and employees	(167,000)	(34,925)
Cash received from exercise of warrants	35,000	68,697
Purchase of treasury stock	-	(18,592)
Borrowings on term loan	1,500,000	-
Principal payments on debt	(160,186)	(246,008)
Principal payments capital leases	(2,394)	(2,281)
Net cash provided by (used in) financing activities	1,205,420	(233,109)

Decrease in cash and cash equivalents	(452,621)	(901,130)

Cash and cash equivalents at beginning of period	5,133,435	3,764,053

Cash and cash equivalents at end of period	$4,680,814	$2,862,923

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$22,834	$96,318

Taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of note payable by related party	$-	$164,650
Note payable issued for acquisition	$-	$100,000

See notes to these unaudited condensed consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Innovative Food Holdings, Inc., and its wholly owned subsidiaries, some of which are non-operating, Artisan (“Artisan”), Food Innovations (“FII”), Food New Media Group, Inc. (“FNM”), Organic Food Brokers (“OFB”), Gourmet Food Service Group, Inc. (“GFG”), Gourmet Foodservice Warehouse, Inc. (“GFW”), Gourmeting, Inc. (“Gourmeting”), The Haley Group, Inc. (“Haley”), Oasis (“Oasis”),  4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.), (“Gourmet”); Innovative Gourmet, LLC (“Innovative Gourmet”); and Food Funding, LLC (“Food Funding” and collectively with IVFH and its other subsidiaries, the “Company” or “IVFH”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All material intercompany transactions have been eliminated upon consolidation of these entities.

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes as contained in Form 10-K for the year ended December 31, 2017.  In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations to be expected for the full year.

2. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Our business is currently conducted by our wholly-owned subsidiaries, Artisan, FII, FNM, OFB, GFG,  GFGW, Gourmeting,  Haley,  Oasis, For the Gourmet, Innovative Gourmet, and Food Funding.  Overall, our business activities are focused around the distribution or the enabling of distribution of high quality, unique specialty food and food related products ranging from specialty foodservice products to Consumer Packaged Goods (“CPG”) products through a variety of sales channels.  Since its incorporation, the Company, primarily through FII’s relationship with US Foods, Inc. (“U.S. Foods” or “USF”), has been in the business of providing premium restaurants and other foodservice establishments, within 24 – 72 hours, with the freshest origin-specific perishable, and healthcare products shipped directly from our network of vendors and from our warehouses. Our customers include restaurants, hotels, country clubs, national chain accounts, casinos, hospitals and catering houses. Gourmet has been in the business of providing specialty food to e-commerce consumers, through its own website at www.forethegourmet.com and through www.amazon.com, with unique specialty gourmet food products shipped directly from our network of vendors and from our warehouses within 24 – 72 hours. GFG is focused on expanding the Company’s program offerings to additional customers.  In our business model, we receive orders from our customers and then work closely with our suppliers and our warehouse facilities to have the orders fulfilled.  In order to maintain freshness and quality, we carefully select our suppliers based upon, among other factors, their quality, uniqueness, reliability and access to overnight courier services.

Artisan is a supplier of over 1,500 niche gourmet products to over 500 customers in the Greater Chicago area.  Haley is a dedicated foodservice consulting and advisory firm that works closely with companies to access private label and manufacturers’ label food service opportunities with the intent of helping them launch and commercialize new products in the foodservice industry. OFB and Oasis are outsourced national sales and brand management teams for emerging organic and specialty food CPG companies of a variety of sizes and business stages, and assists emerging CPG specialty food brands distribution and shelf placement access in key major metro markets in the retail food industry. FNM provides value-added, synergistic, seed and early stage capital to food related businesses including foodtech, foodservice products, and CPG companies. Through its temperature controlled warehouse, Gourmet Foodservice Warehouse fulfills specialty food product orders for the Company’s wholesale and direct to consumer customers.  Innovative Gourmet is engaged in the warehousing, sale, marketing, and distribution of specialty food and specialty food items through www.igourmet.com, online marketplaces, additional  direct-to-consumer platforms, distribution to foodservice, retail stores and other wholesale accounts. Food Funding is involved in the financing of food related businesses.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Innovative Food Holdings, Inc., and its wholly owned operating subsidiaries, Artisan, FII, FNM, OFB, GFG,  GFGW, Gourmeting,  Haley,  Oasis, For the Gourmet, Innovative Gourmet, and Food Funding. All material intercompany transactions have been eliminated upon consolidation of these entities.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At March 31, 2018 and December 31, 2017, trade receivables from the Company’s largest customer amounted to 44% and 48%, respectively, of total trade receivables.

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

For revenue from product sales, the Company recognizes revenue in accordance with Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” 606. A five-step analysis a must be met as outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied..  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

Dilutive shares at March 31, 2018:

There were no convertible notes or warrants outstanding on March 31, 2018.

 Stock Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Price	of Options	Life (years)
$1.04	200,000	2.59
$1.31	150,000	0.50
$1.38	100,000	1.67
$1.42	100,000	0.22
$1.43	50,000	0.75
$1.46	100,000	0.25
$1.70	75,000	0.04
$1.90	175,000	1.23
$2.00	50,000	0.04
$2.40	20,000	0.17
$2.50	37,500	0.04
$3.40	30,000	0.17
$3.50	37,500	0.04
	1,125,000	0.96

Dilutive shares at March 31, 2017:

Convertible notes and interest

At March 31, 2017, the Company had outstanding convertible notes payable in the aggregate principal amount of $647,565 with accrued interest of $629,909 convertible at the rate of $0.25 per share into an aggregate of 5,109,896 shares of common stock.

Warrants

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

Stock options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

		Weighted
		Average
		Remaining
Exercise	Number of	Contractual
Prices	Options	Life (years)
$0.35	1,170,000	0.41
$0.57	275,000	0.86
$1.31	150,000	1.42
$1.42	100,000	1.22
$1.43	50,000	1.75
$1.46	100,000	1.25
$1.60	310,000	0.75
$1.70	75,000	1.04
$1.90	190,000	2.10
$2.00	50,000	1.04
$2.40	20,000	1.17
$2.50	37,500	1.04
$3.40	30,000	1.17
$3.50	37,500	1.04
	2,545,000	0.84

RSUs

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

Significant Recent Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting, which provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU requires that an entity  account for the effects of a modification unless the fair value (or calculated value or intrinsic value, if used), vesting conditions and classification (as equity or liability) of the modified award are all the same as for the original award immediately before the modification. The ASU became effective for the Company on January 1, 2018, and was applied prospectively to an award modified on or after the adoption date. The Company does not expect that the implementation of this standard will have a material effect on results of operations.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services. In addition, ASU 2014-09 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The ASU is effective for fiscal years beginning after December 15, 2017. The new revenue standard is principle based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard. The Company does not expect that the implementation of this standard will have a material effect on our results of operations.

Management does not believe that any other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

3.  ACQUISITION

iGourmet, LLC

The iGourmet Asset Purchase Agreement effective January 23, 2018 (the “APA”) was accounted for as an acquisition of an ongoing business in accordance with ASC Topic 805 - Business Combinations (“ASC 805”), where the Company was treated as the acquirer and the acquired assets and assumed liabilities were recorded by the Company at their preliminary estimated fair values.

The consideration for and in connection with the APA consisted of:  (i) $1,500,000, which satisfied or reduced secured, priority and administrative debt of sellers; (ii) in connection with and prior to the acquisition, our wholly-owned subsidiary, Food Funding, funded advances of $325,500 to sellers on a secured basis, pursuant to certain loan documents and as bridge loans, which loans  were reduced by the proceeds of the APA; (iii) the purchase for $200,000 of certain debt owed by sellers, to be paid out of, if  available, Innovative Gourmet’s cash flow; (iv) potential contingent liability allocation for a percentage of sellers’ approximately $2,300,000 of certain debt, not purchased or assumed by Innovative Gourmet, which  under certain circumstances, Innovative Gourmet may determine to pay; and (v) additional purchase price consideration of (a) up to a maximum of $1,500,000, if EBITDA of Innovative Gourmet reaches $3,800,000 million in 2018, (b) up to a maximum of $1,750,000, if EBITDA of Innovative Gourmet in 2019 exceeds its EBITDA in 2018 by at least 20% and if its EBITDA reaches $5,000,000; and (c) up to a maximum of $2,125,000, if EBITDA of Innovative Gourmet in 2020 exceeds its EBITDA in 2019 by at least 20% and if its EBITDA reaches $8,000,000. The EBITDA based earnout shall be paid 37.5% in cash, 25% in Innovative Food Holdings shares valued at the time of the closing of this transaction and 37.5%, at Innovative Gourmet’s option, in Innovative Food Holdings shares valued at the time of the payment of the earnout or in cash.  See note 15.

In connection with the APA, our wholly-owned subsidiary, Food Funding, purchased seller’s senior secured note at a price of approximately $1,187,000, pursuant to the terms of a Loan Sale Agreement with UPS Capital Business Credit.  That note was reduced by the proceeds of the APA as disclosed in (i) above.

The acquisition date estimated fair value of the consideration transferred totaled $4,151,243, which consisted of the following:

Initial purchase price	$1,500,000
Cash payable in connection with transaction	1,863,443
Contingent liabilities	787,800
Total purchase price	$4,151,243

Tangible assets acquired	$951,351
Intangible asseets acquired	2,970,600
Goodwill acquired	229,292
Total purchase price	$4,151,243

The above estimated fair value of the intangible assets is based on a preliminary purchase price allocation prepared by management and is subject to adjustment as a more detailed analysis by a third party valuation expert is completed.   As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill.  After the preliminary purchase price allocation period, we record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined.

Pro forma results

The following table sets forth the unaudited pro forma results of the Company as if the APA was effective on the first day of the March 31, 2018 and 2017 three months periods presented.  These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

	Three months ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Revenues	$11,293,194	$10,835,495
Net Income	$337,227	$624,994
Basic net income per share	$0.010	$0.024
Diluted net income per share	$0.010	$0.021
Weighted average shares - basic	33,925,018	25,707,164
Weighted average shares - diluted	34,056,070	31,854,060

Oasis Sales and Marketing, LLC

Pursuant to the Oasis Asset Purchase Agreement, effective January 1, 2017, the Company, through its wholly-owned subsidiary, Oasis Sales Corp., purchased certain assets of Oasis Sales and Marketing, L.L.C., a California limited liability company.  The purchase price consisted of $300,000 cash; a two-year promissory note in the amount of $100,000, and a structured equity instrument (the “SEI”) in the amount of $200,000. In addition, the Company is contingently liable for certain performance-based payments over the twenty-four months following the acquisition date up to a maximum of $400,000 (“Earnout Payments”). The  amount of $400,000 was carried as a current liability on the Company’s balance sheet at March 31, 2018.

The SEI was payable in cash or shares of the Company’s stock at the Company’s option, at any time, or is automatically payable via the issuance of 200,000 shares of the Company’s stock if the Company’s shares close above $1.00 for ten consecutive days. This requirement was met on November 28, 2017, and on that date the $200,000 SEI liability was converted to 200,000 shares of common stock.

The Company believes it is likely that the Earnout Payments will be made, and accordingly has recorded the entire amount of $400,000 as a contingent liability on its balance sheet as of the acquisition date. The amount of $800,000 was allocated to customer lists, an intangible asset with a useful life of 60 months; and the amount of $200,000 was allocated to a non-compete agreement, an intangible asset with a useful life of 48 months.  A total of $52,500 was amortized to operations during the three months ended March 31, 2018 and 2017.

4. ACCOUNTS RECEIVABLE

At March 31, 2018 and December 31, 2017, accounts receivable consists of:

	March 31, 2018	December 31, 2017
Accounts receivable from customers	$2,678,111	$2,105,772
Allowance for doubtful accounts	(44,867)	(63,267)
Accounts receivable, net	$2,633,244	$2,042,505

5. INVENTORY

Inventory consists primarily of specialty food products.  At March 31, 2018 and December 31, 2017, inventory consisted of the following:

	March 31, 2018	December 31, 2017
Finished Goods Inventory	$1,416,984	$937,962

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

A summary of property and equipment at March 31, 2018 and December 31, 2017, was as follows:

	March 31, 2018	December 31, 2017
Land	$385,523	$385,523
Building	1,326,165	1,326,165
Computer and Office Equipment	504,916	497,189
Warehouse Equipment	234,478	226,953
Furniture, Fixtures	542,572	453,572
Vehicles	41,137	40,064
Total before accumulated depreciation	3,034,791	2,949,466
Less: accumulated depreciation	(1,043,483)	(994,216)
Total	$1,991,308	$1,955,250

Depreciation and amortization expense for property and equipment amounted to $49,267 and $27,340 for the three months ended March 31, 2018 and 2017, respectively.

7. INVESTMENTS

The Company has made investments in certain early stage food related companies which it expects can benefit from synergies with the Company’s various operating businesses.  At March 31, 2018, the Company has investments in three food related companies in the aggregate amount of $251,525.  The Company records these investments under the cost method. The Company does not have significant influence over the operations of the companies it invests in.

8. INTANGIBLE ASSETS

The Company acquired certain intangible assets pursuant to the acquisition of Artisan, Oasis (see note 3), Innovative Gourmet (see note 3) and OFB, and the acquisition of certain assets of The Haley Group, LLC. The following is the net book value of these assets:

	March 31, 2018
		Accumulated
	Gross	Amortization	Net
Trade Name	$1,272,400	$-	$1,272,400
Non-Compete Agreement	505,900	(320,500)	185,400
Customer Relationships	2,995,694	(1,248,437)	1,747,257
Internally Developed Technology	788,600	(26,287)	762,313
Goodwill	380,292	-	380,292
Total	$5,942,886	$(1,595,224)	$4,347,662

	December 31, 2017
		Accumulated
	Gross	Amortization	Net
Trade Name	$217,000	$-	$217,000
Non-Compete Agreement	444,000	(294,000)	150,000
Customer Relationships	1,930,994	(1,112,078)	818,916
Goodwill	151,000	-	151,000
Total	$2,742,994	$(1,406,078)	$1,336,916

Total amortization expense for the three months ended March 31, 2018 and 2017 was $189,146 and $103,067, respectively.

The trade names are not considered finite-lived assets, and are not being amortized.  The non-compete agreements are being amortized over a period of 48 months. The customer relationships acquired in the Artisan, Haley, Oasis, OFB, and Innovative Gourmet transactions are being amortized over periods ranging from 24 to 60 months.

As detailed in ASC 350, the Company tests for goodwill impairment in the fourth quarter of each year and whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.  As detailed in ASC 350-20-35-3A, in performing its testing for goodwill impairment, management has completed a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. To complete this review, management followed the steps in ASC 350-20-35-3C to evaluate the fair value of goodwill and considered all known events and circumstances that might trigger an impairment of goodwill. The analysis completed in 2017 determined that there was no impairment to goodwill assets.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
Trade payables	$2,678,580	$1,652,681
Accrued payroll and commissions	210,089	183,878
Total	$2,888,669	$1,836,559

10. ACCRUED INTEREST

At March 31, 2018, accrued interest on notes outstanding was $22,955. During the three months ended March 31, 2018 and 2017, the Company paid cash for interest in the aggregate amount of $22,834 and $22,029, respectively.

At December 31, 2017, accrued interest on a note outstanding was $15,860. During the twelve months ended December 31, 2017, the Company paid cash for interest in the aggregate amount of $74,178.

11. REVOLVING CREDIT FACILITIES

	March 31, 2018	December 31, 2017

Line of credit facility with Fifth Third Bank in the original amount of $1,000,000 with an interest rate of LIBOR plus 3.25%. In August 2015, the amount of the credit facility was increased to $1,500,000 and the due date was extended to August 1, 2016. In August 2016, this credit facility was extended to August 1, 2017. On August 1, 2017 this credit facility was increased to $2,000,000 and the due date was extended to August 1, 2018. There was no activity on this credit facility during the three months ended March 31, 2018.	$-	$-

Total	$-	$-

12. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

	March 31, 2018	December 31, 2017

Term loan dated as of August 5, 2016 in the original amount of $1,200,000 payable to Fifth Third Bank. This loan is secured by the Company’s tangible and intangible personal property and bears interest at the rate of LIBOR plus 4.5%.  Principal payments in the amount of $66,667 are due monthly along with accrued interest beginning September 5, 2016. The entire principal balance and all accrued interest was due on the maturity date of February 5, 2018. During the twelve months ended December 31, 2016, the Company transferred principal in the amount of $1,200,000 from the line of credit facility with Fifth Third Bank into this term loan. During the three months ended March 31, 2018, the Company made principal and interest payments on this loan in the amounts of $114,033 and $829, respectively.
	$-	$114,033

Secured mortgage note payable for the acquisition of land and building in Bonita Springs, Florida in the amount of $546,000. Principal payments of $4,550 and interest at the rate of Libor plus 3% are due monthly. The balance of the principal amount was originally due February 28, 2018. Effective February 26, 2018, this note was renewed in the principal balance of $273,000 and will be due on February 28, 2023. During the three months ended March 31, 2018, the Company made payments of principal and interest on this note in the amounts of $9,100 and $2,192, respectively.	273,000	282,100

Secured mortgage note payable for the acquisition of land and building in Broadview, Illinois in the amount of $980,000. Payments of $8,167 including principal and interest at the rate of LIBOR plus 2.75% are due monthly through April 2020, the remaining principal balance in the amount of $490,000 will be due May 29, 2020. During the three months ended March 31, 2018, the Company made payments of principal and interest on this note in the amounts of $24,500 and $7,934, respectively.	702,333	726,833

Term loan dated March 28, 2018 in the original amount of $1,500,000 payable to Fifth Third Bank. This loan is secured by the Company’s tangible and intangible personal property and bears interest at the rate of LIBOR plus 4.25%.  Principal payments in the amount of $83,333 are due monthly along with accrued interest beginning March 28, 2018. The entire principal balance and all accrued interest is due on the maturity date of March 28, 2019. During the three months ended March 31, 2018, the Company made principal and interest payments on this loan in the amounts of $0 and $11,375, respectively. Additional interest expense in the amount of $7,005 was accrued during the three months ended March 31, 2018, and was paid, along with the first principal payment in the amount of $83,333, on April 19, 2018.
	1,500,000	-

A note payable in the amount of $20,000 The Note was due in January 2006 and the Company is currently accruing interest on this note at 1.9%. During the three months ended March 31, 2018, the Company accrued interest in the amount of $93 on this note.	20,000	20,000

	March 31, 2018	December 31, 2017

Unsecured promissory note in the amount of $100,000 dated January 1, 2017 bearing interest at the rate of 2.91% per annum issued in connection with the Oasis acquisition. Payments in the amount of $4,297 consisting of principal and interest are to be made monthly beginning February 15, 2017 for twenty-four months until paid in full. During the three months ended March 31, 2018, the Company made principal payments on this note in the amount of $12,557 and $334, respectively.	42,497	55,054

Capital lease obligations under a lease agreement for a forklift payable in thirty-six monthly installments of $274 including interest at the rate of 4.46%. During the three months ended March 31, 2018, the Company made principal payments in the amount of $795 and interest payments in the amount of $270 on this lease obligation.	1,890	2,685

Capital lease obligations under a lease agreement for a forklift payable in thirty-six monthly installments of $579 including interest at the rate of 4.83%. During the three months ended March 31, 2018, the Company made principal payments in the amount of $1,595 and interest payments in the amount of $140 on this lease obligation.	10,565	12,160

Total	$2,550,285	$1,212,865

Current maturities	$1,395,340	$346,855
Long-term portion	1,154,945	866,010
Total	$2,550,285	$1,212,865

Aggregate maturities of long-term notes payable as of March 31, 2018 are as follows:

For the period ended March 31,

2019	$1,395,340
2020	489,363
2021	560,933
2022	54,600
2023	50,049
Total	$2,550,285

13. RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2018:

In December 2017, the Company’s Chief Executive Officer exercised 100,000 options at a price of $0.35 per share and an additional 100,000 options at a price of $0.57 per share.  The date for payment of the exercise price of these options was extended to April 26, 2018. 55,192 shares of common stock were deemed issued on March 5, 2018, which number of shares represents a net amount after a cash payment of $45,000 which was a portion of the difference between the exercise price of the options and the market price of the stock on the date of purchase, and taxes.

In December 2017, the Company’s President exercised 100,000 options at a price of $0.35 per share and an additional 100,000 options at a price of $0.57 per share.  The date for payment of the exercise price of these options was extended to April 26, 2018. 60,749 shares of common stock were deemed issued on March 5, 2018, which number of shares represents a net amount after a cash payment of $45,000 which was a portion of the difference between the exercise price of the options and the market price of the stock on the date of purchase, and taxes.

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

14. COMMITMENTS AND CONTINGENT LIABILITIES

Contingent Liability

Pursuant to the Oasis acquisition, the Company is contingently liable for certain performance-based payments over the twenty-four months following the acquisition date. The Company believes it is likely that these payments will be made, and accordingly recorded the entire amount of $400,000 as a contingent liability on its balance sheet at acquisition. This amount is classified as a current liability at March 31, 2018; $200,000 is classified as a current liability and $200,000 is classified as a non-current liability at December 31, 2017.

Pursuant to the iGourmet Asset Purchase Acquisition, The Company has also recorded contingent liabilities in the amount of $787,800.  $392,900 is classified as a current contingent liability and $394,900 is classified as a non-current contingent liability at March 31, 2018.  This amount relates to certain performance based payments over the twenty-four months following the acquisition date as well as to certain additional liabilities that the Company has evaluated and has recorded on a contingent basis.

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

PNC Bank, N.A. v. The Fresh Diet, Inc., et al. / Scher Zalman Duchman et al. v. Innovative Food Holdings, Inc., et al., Case No. 17-cv-21027-KMM, United States District Court, Southern District of Florida

On July 7, 2017, Scher Zalman Duchman and Deborah L. Duchman (collectively, “Duchmans”) filed an amended complaint in the United States District Court for the Southern District of Florida seeking approximately $1 million in damages against Innovative Food Holdings, Inc., FD Acquisition Corp., and Sam Klepfish, IVFH’s CEO.  The Duchmans, among other things, allege that defendants owed but did not fulfil a fiduciary duty to the Duchmans to minimize the Duchmans’ own personal guarantees and personal obligations related to loans and other obligations incurred by a former subsidiary of IVFH, and additionally attempted to invalidate contracts with IVFH. By Order dated March 22, 2018, the following causes of action were dismissed without prejudice: Count I, Breach of Fiduciary Duty; Count III, Unjust Enrichment; Count IV, Unjust Enrichment; and Count IX, Fraud in the Inducement. The Court further ordered Count XI, Punitive Damages, stricken from the Complaint and that all claims against Third Party Defendant FD Acquisition Corp. dismissed with prejudice. The plaintiffs nevertheless reasserted the dismissed claims. IVFH served requests and produced discovery. IVFH filed a motion for summary judgment as to all counts, and served an answer and counterclaims. IVFH believes that this lawsuit was without merit, that defendants bear no liability for the claims asserted, and that the lawsuit was an attempt by the Duchmans to drag IVFH into the Duchmans’ personal financial matters which are unrelated to IVFH. IVFH vigorously defended against this lawsuit. On May 9, 2018, the parties reached a confidential settlement agreement and dismissal of all counts on terms favorable to IVFH. The court accepted the parties notice of settlement, dismissed the claims, retained jurisdiction to enforce the settlement, and closed the case.

YS Catering Holdings, Inc., et al. vs. Attollo Partners LLC, et al., Case No. 2017-007504-CA-01, Eleventh Judicial Circuit in and for Miami-Dade County, Florida

On March 26, 2018, YS Catering Holdings, Inc. (“YS”) and its controlling stakeholder, Scher Zalman Duchman, filed suit against IVFH. YS alleges claims against IVFH that are almost identical to ones pending in the PNC Bank vs. Fresh Diet, et al. federal court litigation (Case No. 17-cv-21027-KMM) in what IVFH believes is an improper attempt at forum shopping.  In addition, YS seeks injunctive relief with respect to the removal of certain trading restrictions and other restrictions on its restricted shares. IVFH moved to stay the case pending the outcome of the federal court litigation involving YS’s principal Zalmi Duchman.  IVFH vigorously defend against this lawsuit.  On May 9, 2018, the parties reached a confidential settlement agreement and dismissal of all counts on terms favorable to IVFH. The parties have filed a notice of settlement and stipulation of dismissal.

15. EQUITY

Common Stock

At March 31, 2018 and December 31, 2017, a total of 2,491,112 shares are deemed issued but not outstanding by the Company. These include 2,276,703 shares of treasury stock.

Three months ended March 31, 2018:

The Company issued 100,000 shares of common stock for cash of $35,000 pursuant to the exercise of options.

In December 2017, the Company’s Chief Executive Officer exercised 100,000 options at a price of $0.35 per share and an additional 100,000 options at a price of $0.57 per share.  The date for payment of the exercise price of these options was extended to April 26, 2018. 55,192 shares of common stock were deemed issued on March 5, 2018, which number of shares represents a net amount after a cash payment of $45,000 which was a portion of the difference between the exercise price of the options and the market price of the stock on the date of purchase, and taxes.

In December 2017, the Company’s President exercised 100,000 options at a price of $0.35 per share and an additional 100,000 options at a price of $0.57 per share.  The date for payment of the exercise price of these options was extended to April 26, 2018. 60,749 shares of common stock were deemed issued on March 5, 2018, which number of shares represents a net amount after a cash payment of $45,000 which was a portion of the difference between the exercise price of the options and the market price of the stock on the date of purchase, and taxes.

The Company recognized the fair value of stock options vested to management in the amount of $8,787 during the three month ended March 31, 2018.

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

Warrants
There were no warrants outstanding at March 31, 2018 or December 31, 2017.

Options
The following table summarizes the options outstanding at March 31, 2018 and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$1.04	200,000	2.59	$1.04	-	$-

$1.31	150,000	0.50	$1.31	150,000	$1.31

$1.38	100,000	1.67	1.38	100,000	$1.38

$1.42	100,000	0.22	$1.42	100,000	$1.42

$1.43	50,000	0.75	$1.43	50,000	$1.43

$1.46	100,000	0.25	$1.46	100,000	$1.46

$1.70	75,000	0.04	$1.70	75,000	$1.70

$1.90	175,000	1.23	$1.90	175,000	$1.90

$2.00	50,000	0.04	$2.00	50,000	$2.00

$2.40	20,000	0.17	$2.40	20,000	$2.40

$2.50	37,500	0.04	$2.50	37,500	$2.50

$3.40	30,000	0.17	$3.40	30,000	$3.40

$3.50	37,500	0.04	$3.50	37,500	$3.50
	1,125,000	0.96	$1.63	1,895,000	$1.76

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2017	1,510,000	$1.60

Granted	-	$-
Exercised	-	$-
Cancelled / Expired	(385,000)	$1.50

Options outstanding at March 31, 2018	1,125,000	$1.63

Aggregate intrinsic value of options outstanding and exercisable at March 31, 2018 and 2017 was $12,250 and $583,500, respectively.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $1.06 and $0.65 as of March 31, 2018 and 2017, respectively, and the exercise price multiplied by the number of options outstanding.

During the three months ended March 31, 2018 and 2017, the Company charged $8,787 and $7,339, respectively, to operations related to recognized stock-based compensation expense for employee stock options.

Accounting for warrants and stock options

The Company did not value warrants and options using during the three months ended March 31, 2018.  The Company valued warrants and stock options during the three months ended March 31, 2017 using the Balck-Scholes valuation model utilizing the following variables:

March 31,
2017
Volatility	56.9%
Dividends	$-
Risk-free interest rates	0.87%
Term (years)	0.78-2.44

Restricted Stock Units (“RSUs”)

The Company had no RSUs outstanding during the three months ended March 31, 2018.

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

16. SUBSEQUENT EVENTS

On May 11, 2018, as part of a realignment towards focusing on certain specific growth initiatives and growth opportunities,  the President of the Company was named as the Director of Strategic Acquisitions, whose responsibilities include: (i) identifying and assisting in the acquisition and integration of strategic assets; (ii) identifying and executing on new growth opportunities; and (iii) identifying and executing growth initiatives for the Company.  In order to allow for the Executive to devote his full time to his new responsibilities, the President of the Company resigned from his role as President of the Company and its subsidiaries.

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

Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $44,867 for doubtful accounts receivable at March 31, 2018, and $8,775 at March 31, 2017. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

Effective January 24, 2018, pursuant to an asset purchase agreement (the “iGourmet Asset Purchase Agreement”), our wholly-owned subsidiary, Innovative Gourmet LLC, acquired substantially all of the assets and certain liabilities of iGourmet LLC and iGourmet NY LLC, privately-held New York limited liability companies located in West Pittston, Pennsylvania  and engaged in the sale, marketing, and distribution of specialty food and specialty food items through www.igourmet.com, online marketplaces, additional  direct-to-consumer platforms, and distribution to foodservice, retail stores and other wholesale accounts, pursuant to the terms of an Asset Purchase Agreement.

Transactions With a Major Customer

Transactions with a major customer and related economic dependence information is set forth immediately below and above in Note 2 to the Condensed Consolidated Financial Statements and also in our Annual Report on Form 10-K for the year ended December 31, 2017 (1) following our discussion of Liquidity and Capital Resources, (2) Concentrations of Credit Risk in Note 17 to the Consolidated Financial Statements, and (3) as the fourth item under Risk Factors.

Relationship with U.S. Foods

We have historically sold the majority of our products through a distributor relationship between FII and Next Day Gourmet, L.P., a subsidiary of U.S. Foods, a leading broadline distributor. These sales amounted to $7,083,672 (65% of total sales) and $6,885,179 (73% of total sales) for the three months ended March 31, 2018 and 2017 respectively. On January 26, 2015 we executed a contract between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods, Inc.  The term of the Agreement is from January 1, 2015 through December 31, 2016 and provides for a limited number of automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew.  Based on the terms, the Agreement was extended through 2018. Effective January 1, 2018 the Agreement was further amended to remove the cap on renewals, and provide for an unlimited number of additional 12-month terms unless either party notifies the other in writing, 30 days prior to the end date, of its intent not to renew.

RESULTS OF OPERATIONS

This discussion may contain forward looking-statements that involve risks and uncertainties. Our future results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenue

Revenue increased by $1,431,380 or approximately 15% to $10,916,544 for the three months ended March 31, 2018 from $9,485,164 in the prior year. The increases in revenues were driven by revenues associated with the Company’s wholly owned subsidiary, Innovative Gourmet and by an overall increase in revenue associated with the Company’s other wholly owned operating subsidiaries.

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

Cost of goods sold

Our cost of goods sold for the three months ended March 31, 2018 was $7,437,431, an increase of $1,003,199 or approximately 16% compared to cost of goods sold of $6,434,232 for the three months ended March 31, 2017. Cost of goods sold is made up of the following expenses for the three months ended March 31, 2018: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $5,236,236; and shipping, delivery, handling, and purchase allowance expenses in the amount of $2,201,195.  Total gross margin was approximately 31.9% of sales in 2018 compared to approximately 32.2% of sales in 2017.  The increase in cost of goods sold is primary attributable to an increase in sales.  The decrease  in gross margins from 2017 is primarily attributable to variation in product and revenue mix as well as variations in cost of goods sold as a percentage of total expenses, across our various selling channels.

In 2018, we priced our products in order to gain market share across numerous categories  and in order to increase the  reach of our various foodservice programs. We will continue to explore various data driven pricing  strategies with a focus  further expanding the reach of our specialty foodservice program . We currently expect, if market conditions and our product revenue mix remain constant, that our cost of goods sold may increase.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $803,721 or approximately 36% to $3,003,817 during the three months ended March 31, 2018 compared to $2,200,096 for the three months ended March 31, 2017. The increase in selling, general, and administrative expenses was primarily due to an increase in SGA expenses associated with Innovative Gourmet, increased  professional and legal costs, and other costs associated with the acquisition of Innovative Gourmet.  Increases in payroll taxes and employee benefit costs also contributed to the increase.

Interest expense, net

Interest expense, net of interest income, decreased by $89,451 or approximately 77% to $26,748 during the three months ended March 31, 2018, compared to $116,199 during the three months ended March 31, 2017.  The decrease was due primarily to a reduction of the amortization of discounts on the Company’s notes payable.  These discounts are fully amortized, and there was $0 interest expense associated with this amortization during the three months ended March 31, 2018, compared to $92,509 during the three months ended March 31, 2017. The Company also incurred $29,932 of interest expense on the Company’s commercial loans and notes payable during the three months ended March 31, 2018, which was a decrease of $4,900 compared to $25,032 in the prior period.. The Company also had $3,184 of interest income during the three months ended March 31, 2018, an increase of $1,842 compared to interest income of $1,342 in the prior period.

Net income

For the reasons above, the Company had net income for the three months ended March 31, 2018 of $448,548 which is a a decrease of approximately 44% compared to a net income of $734,637 during the three months ended March 31,  2017. The income for the three months ended March 31, 2018 includes a total of $247,200 in non-cash charges, including amortization of intangible assets in the amount of $189,146 and depreciation expense of $49,267. The income for the three months ended March 31, 2017 includes a total of $376,513 in non-cash charges, including amortization of intangible assets in the amount of $50,567, depreciation expense of $37,807, charges for non-cash compensation in the amount of $195,630, and amortization of the discount on notes payable in the amount of $92,509.

Liquidity and Capital Resources at March 31, 2018

As of March 31, 2018, the Company had current assets of $8,939,088, consisting of cash and cash equivalents of $4,680,814; trade accounts receivable, net of $2,633,244; inventory of $1,416,984; and other current assets of $208,046.  Also at March 31, 2018, the Company had current liabilities of $5,099,864, consisting of trade payables and accrued liabilities of $2,888,669; accrued interest of $22,955; current portion of notes payable and capital leases of $1,395,340; and current portion of contingent liability of $792,900.

During the three months ended March 31, 2018, the Company had cash provided by operating activities of $870,396.  Cash flow from operations consisted of: the Company’s consolidated net income of $448,548 plus non-cash compensation in the amount of $8,787, and depreciation and amortization of $238,413. The Company’s cash position also increased by $174,648 as a result of changes in the components of current assets and current liabilities.

The Company had cash used in investing activities of $2,528,437 for the three months ended March 31, 2018, which consisted of cash paid related to the acquisition of Innovative Gourmet  in the amount of $2,409,437, and cash paid for the acquisition of property and equipment in the amount of $69,000.  The Company also had cash used in investing activities of $50,000 related to an investment in a food related company. The Company had cash provided by financing activities of $1,205,420 for the three months ended March 31, 2018, which consisted of $1,500,000 of borrowings on a term loan, principal payments on debt  of $160,186, principal payments on capital leases of $2,394, cash received from the exercise of options in the amount of $35,000, and payments made for the purchase of options from officers, directors, and employees of $167,000.

The Company had net working capital of $3,839,224 as of March 31, 2018.  The Company had cash provided by operations during the three months ended March 31, 2018 in the amount of $870,396. The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines.  Currently, we do not have any material long-term obligations other than those described in Note 12 to the financial statements included in this report. As we seek to increase our sales of new and current items and enter new markets, expand our product lines,  acquire new businesses as well as identify new and other consumer and food service oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

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

2018 Plans

During 2018, in addition to our efforts to increase both sales, and market share, and visibility in our existing foodservice operations we plan to attempt to expand our business by expanding our e-commerce activities and other digitally focused activities and through expanding our product lines in both the consumer and foodservice sector exploring the introduction of a variety of new product categories and new product lines, including private label products and proprietary branded products to leverage our existing foodservice and consumer customer base.

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

RISK FACTORS

The Company’s business and success is subject to numerous risk factors as detailed in its Annual Report on Form 10-K for the year ended December 31, 2017 which is available at no cost at www.sec.gov.

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

PNC Bank, N.A. v. The Fresh Diet, Inc., et al. / Scher Zalman Duchman et al. v. Innovative Food Holdings, Inc., et al., Case No. 17-cv-21027-KMM, United States District Court, Southern District of Florida

On July 7, 2017, Scher Zalman Duchman and Deborah L. Duchman (collectively, “Duchmans”) filed an amended complaint in the United States District Court for the Southern District of Florida seeking approximately $1 million in damages against Innovative Food Holdings, Inc., FD Acquisition Corp., and Sam Klepfish, IVFH’s CEO.  The Duchmans, among other things, allege that defendants owed but did not fulfil a fiduciary duty to the Duchmans to minimize the Duchmans’ own personal guarantees and personal obligations related to loans and other obligations incurred by a former subsidiary of IVFH, and additionally attempted to invalidate contracts with IVFH. By Order dated March 22, 2018, the following causes of action were dismissed without prejudice: Count I, Breach of Fiduciary Duty; Count III, Unjust Enrichment; Count IV, Unjust Enrichment; and Count IX, Fraud in the Inducement. The Court further ordered Count XI, Punitive Damages, stricken from the Complaint and that all claims against Third Party Defendant FD Acquisition Corp. dismissed with prejudice. The plaintiffs nevertheless reasserted the dismissed claims. IVFH served requests and produced discovery. IVFH filed a motion for summary judgment as to all counts, and served an answer and counterclaims. IVFH believes that this lawsuit was without merit, that defendants bear no liability for the claims asserted, and that the lawsuit was an attempt by the Duchmans to drag IVFH into the Duchmans’ personal financial matters which are unrelated to IVFH. IVFH vigorously defended against this lawsuit. On May 9, 2018,  the parties reached a confidential settlement agreement and dismissal of all counts on terms favorable to IVFH. The court accepted the parties notice of settlement, dismissed the claims, retained jurisdiction to enforce the settlement, and closed the case.

YS Catering Holdings, Inc., et al. vs. Attollo Partners LLC, et al., Case No. 2017-007504-CA-01, Eleventh Judicial Circuit in and for Miami-Dade County, Florida

On March 26, 2018, YS Catering Holdings, Inc. (“YS”) and its controlling stakeholder, Scher Zalman Duchman, filed suit against IVFH. YS alleges claims against IVFH that are almost identical to ones pending in the PNC Bank vs. Fresh Diet, et al. federal court litigation (Case No. 17-cv-21027-KMM) in what IVFH believes is an improper attempt at forum shopping.  In addition, YS seeks injunctive relief with respect to the removal of certain trading restrictions and other restrictions on its restricted shares. IVFH moved to stay the case pending the outcome of the federal court litigation involving YS’s principal Zalmi Duchman.  IVFH vigorously defend against this lawsuit.  On May 9, 2018, the parties reached a confidential settlement agreement and dismissal of all counts on terms favorable to IVFH. The parties have filed a notice of settlement and stipulation of dismissal.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued the following shares of common stock during the three months ended March 31, 2018:

The Company issued 55,192 shares of common stock to its Chief Executive Officer pursuant to the exercise of options.

The Company issued 60,749 shares of common stock to its President  pursuant to the exercise of options.

The Company issued 100,000 shares of common stok pursuant to the exercise of options.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Subsequent events

On May 11, 2018, as part of a realignment towards focusing on certain specific growth initiatives and growth opportunities,  the President of the Company was named as the Director of Strategic Acquisitions, whose responsibilities include: (i) identifying and assisting in the acquisition and integration of strategic assets; (ii) identifying and executing on new growth opportunities; and (iii) identifying and executing growth initiatives for the Company.  In order to allow for the Executive to devote his full time to his new responsibilities, the President of the Company resigned from his role as President of the Company and its subsidiaries.

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

SIGNATURE	TITLE	DATE

/s/ Sam Klepfish	Chief Executive Officer	May 15, 2018
Sam Klepfish

/s/ John McDonald	Principal Financial Officer	May 15, 2018
John McDonald