Form 10-Q
period 2018-06-30
INNOVATIVE FOOD HOLDINGS INC
filed 2018-08-14
CIK 312257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 36,296,218 shares of common stock issued and 33,775,306 shares of common stock outstanding as of August 13, 2018.

INNOVATIVE FOOD HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$3,563,904	$5,133,435
Accounts receivable, net	2,815,989	2,042,505
Inventory	1,611,555	937,962
Notes receivable	-	325,500
Other current assets	204,801	86,730
Total current assets	8,196,249	8,526,132

Property and equipment, net	1,976,655	1,955,250
Investments	251,525	201,525
Intangible assets, net	4,131,505	1,336,916
Total assets	$14,555,934	$12,019,823

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,162,647	$1,836,559
Accrued interest	16,043	15,860
Deferred revenue	25,565	-
Notes payable - current portion, net of discount	1,298,105	346,855
Contingent liability - current portion	592,900	200,000
Total current liabilities	4,095,260	2,399,274

Contingent liability - long-term	394,900	200,000
Note payable - long term portion, net of discount	865,093	866,010
Total liabilities	5,355,253	3,465,284

Stockholders' equity
Common stock: $0.0001 par value; 500,000,000 shares authorized; 36,296,218 and 36,080,519 shares issued, and 33,775,306 and 33,589,407 shares outstanding at June 30, 2018 and December 31, 2017, respectively	3,627	3,605
Additional paid-in capital	36,088,068	36,196,682
Treasury stock: 2,306,503 and 2,276,703 shares outstanding at June 30, 2018 and December 31, 2017, respectively	(1,016,370)	(992,313)
Accumulated deficit	(25,874,644)	(26,653,435)
Total stockholders' equity	9,200,681	8,554,539

Total liabilities and stockholders' equity	$14,555,934	$12,019,823

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Revenue	$11,989,003	$10,513,661	$22,905,547	$19,998,825
Cost of goods sold	8,409,485	7,099,023	15,846,916	13,533,255
Gross margin	3,579,518	3,414,638	7,058,631	6,465,570

Selling, general and administrative expenses	3,070,979	2,174,702	6,074,796	4,374,798
Total operating expenses	3,070,979	2,174,702	6,074,796	4,374,798

Operating income	508,539	1,239,936	983,835	2,090,772

Other (income) expense:
Gain on settlement of contingent liability	(11,000)	-	(11,000)	-
Interest expense, net	34,296	25,574	61,044	141,773
Total other expense	23,296	25,574	50,044	141,773

Net income before taxes	485,243	1,214,362	933,791	1,948,999

Income tax expense	155,000	-	155,000	-

Net income	$330,243	$1,214,362	$778,791	$1,948,999

Net income per share - basic	$0.010	$0.042	$0.023	$0.072

Net income per share - diluted	$0.010	$0.040	$0.023	$0.070

Weighted average shares outstanding - basic	34,007,519	29,043,341	33,966,497	26,959,671

Weighted average shares outstanding - diluted	34,007,519	30,047,239	33,966,497	27,834,947

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2018	2017

Cash flows from operating activities:
Net income	$778,791	$1,948,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	500,027	285,270
Stock based compensation	23,408	315,968
Gain on settlement of contingent liability	(11,000)	-
Amortization of discount on notes payable	-	185,018

Changes in assets and liabilities:
Accounts receivable, net	(428,976)	(475,317)
Inventory and other current assets, net	(526,246)	(148,192)
Accounts payable and accrued liabilities	22,865	(1,263,207)
Deferred revenue	25,565	-
Accrued liabilities - related party	-	(65,000)
Net cash provided by operating activities	384,434	783,539

Cash flows from investing activities:
Cash related to the iGourmet asset acquisition	(2,409,437)	-
Acquisition of property and equipment	(99,804)	(40,777)
Cash paid in the acquisition of Oasis	-	(300,000)
Investment in food related company	(50,000)	-
Net cash used in investing activities	(2,559,241)	(340,777)

Cash flows from financing activities:
Purchase of stock options from officers, directors, and employees	(167,000)	(130,925)
Common stock sold for exercise of warrants	-	68,697
Cash received from exercise of stock options	35,000	70,000
Cash paid in settlement of contingent liability – Oasis acquisition	(189,000)	-
Borrowings on term loan	1,500,000	-
Purchase of treasury stock	(24,057)	(505,660)
Principal payments on debt	(545,674)	(496,430)
Principal payments capital leases	(3,993)	(4,589)
Net cash provided by (used in) financing activities	605,276	(998,907)

Decrease in cash and cash equivalents	(1,569,531)	(556,145)

Cash and cash equivalents at beginning of period	5,133,435	3,764,053

Cash and cash equivalents at end of period	$3,563,904	$3,207,908

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$65,114	$96,318

Taxes	$155,000	$-
Non-cash investing and financing activities:
Common stock issued for conversion of note payable by related party	$-	$164,650
Issuance of 200,000 shares of common stock in exchange for cashless conversion of warrants	$-	$25

See notes to these unaudited condensed consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes as contained in Form 10-K for the year ended December 31, 2017.  In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results of operations to be expected for the full year.

2. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Our business is currently conducted by our wholly-owned subsidiaries, Artisan, FII, FNM, OFB, GFG,  GFGW, Gourmeting,  Haley,  Oasis, Gourmet, Innovative Gourmet, and Food Funding.  Overall, our business activities are focused around the distribution or the enabling of distribution of high quality, unique specialty food and food related products ranging from specialty foodservice products to Consumer Packaged Goods (“CPG”) products through a variety of sales channels.  Since its incorporation, the Company, primarily through FII’s relationship with US Foods, Inc. (“U.S. Foods” or “USF”), has been in the business of providing premium restaurants and other foodservice establishments, within 24 – 72 hours, with the freshest origin-specific perishable, and healthcare products shipped directly from our network of vendors and from our warehouses. Our customers include restaurants, hotels, country clubs, national chain accounts, casinos, hospitals and catering houses. Gourmet has been in the business of providing specialty food to e-commerce consumers, through its own website at www.forethegourmet.com and through www.amazon.com, with unique specialty gourmet food products shipped directly from our network of vendors and from our warehouses within 24 – 72 hours. GFG is focused on expanding the Company’s program offerings to additional customers.  In our business model, we receive orders from our customers and then work closely with our suppliers and our warehouse facilities to have the orders fulfilled.  In order to maintain freshness and quality, we carefully select our suppliers based upon, among other factors, their quality, uniqueness, reliability and access to overnight courier services.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Innovative Food Holdings, Inc., and its wholly owned operating subsidiaries, Artisan, FII, FNM, OFB, GFG,  GFGW, Gourmeting,  Haley,  Oasis, Gourmet, Innovative Gourmet, and Food Funding. All material intercompany transactions have been eliminated upon consolidation of these entities.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At June 30, 2018 and December 31, 2017, trade receivables from the Company’s largest customer amounted to 43% and 48%, respectively, of total trade receivables.

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

The Company offers gift card programs and monthly clubs under Innovative Gourmet whereby customers may prepay for certain of its products. Amounts prepaid for unshipped goods under these programs are carried as deferred revenue on the Company’s balance sheet. Deferred revenue was $25,565 at June 30, 2018.

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

Dilutive shares at June 30, 2018:

There were no convertible notes or warrants outstanding on June 30, 2018.

 Stock Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Price	of Options	Life (years)
$1.10	75,000	2.87
$1.31	150,000	0.51
$1.38	100,000	1.42
$1.43	50,000	0.50
$1.46	100,000	0.01
$1.90	175,000	0.98
	650,000	0.97

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

RSUs

During the six months ended June 30, 2017, the Company cancelled all outstanding restricted stock units (“RSUs”) and replaced them with common stock or restricted stock awards; see note 15. At June 30, 2017, there are no RSUs outstanding.

We recognized stock-based compensation expense for RSUs in a straight-line manner over the vesting period of the grant. This resulted in stock-based compensation expense of $0 and related to recognition of RSUs during the six months ended June 30, 2018 and 2017.

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

Significant Recent Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting, which provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU requires that an entity  account for the effects of a modification unless the fair value (or calculated value or intrinsic value, if used), vesting conditions and classification (as equity or liability) of the modified award are all the same as for the original award immediately before the modification. The ASU became effective for the Company on January 1, 2018, and was applied prospectively to an award modified on or after the adoption date. The Company does not expect that the implementation of this standard did not a material effect on results of operations.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services. In addition, ASU 2014-09 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The ASU is effective for fiscal years beginning after December 15, 2017. The new revenue standard is principle based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard. The implementation of this standard did not have a material effect on our results of operations.

Management does not believe that any other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

3.  ACQUISITIONS

iGourmet, LLC

The iGourmet Asset Purchase Agreement effective January 23, 2018 (the “APA”) was accounted for as an acquisition of an ongoing business in accordance with ASC Topic 805 - Business Combinations (“ASC 805”), where the Company was treated as the acquirer and the acquired assets and assumed liabilities were recorded by the Company at their preliminary estimated fair values.

The consideration for and in connection with the APA consisted of:  (i) $1,500,000, which satisfied or reduced secured, priority and administrative debt of sellers; (ii) in connection with and prior to the acquisition, our wholly-owned subsidiary, Food Funding, funded advances of $325,500 to sellers on a secured basis, pursuant to certain loan documents and as bridge loans, which loans  were reduced by the proceeds of the APA; (iii) the purchase for $200,000 of certain debt owed by sellers, to be paid out of, if  available, Innovative Gourmet’s cash flow; (iv) potential contingent liability allocation for a percentage of sellers’ approximately $2,300,000 of certain debt, not purchased or assumed by Innovative Gourmet, which  under certain circumstances, Innovative Gourmet may determine to pay; and (v) additional purchase price consideration of (a) up to a maximum of $1,500,000, if EBITDA of Innovative Gourmet reaches $3,800,000 million in 2018, (b) up to a maximum of $1,750,000, if EBITDA of Innovative Gourmet in 2019 exceeds its EBITDA in 2018 by at least 20% and if its EBITDA reaches $5,000,000; and (c) up to a maximum of $2,125,000, if EBITDA of Innovative Gourmet in 2020 exceeds its EBITDA in 2019 by at least 20% and if its EBITDA reaches $8,000,000. The EBITDA based earnout shall be paid 37.5% in cash, 25% in Innovative Food Holdings shares valued at the time of the closing of this transaction and 37.5%, at Innovative Gourmet’s option, in Innovative Food Holdings shares valued at the time of the payment of the earnout or in cash.  See note 14.

In connection with the APA, our wholly-owned subsidiary, Food Funding, purchased seller’s senior secured note at a price of approximately $1,187,000, pursuant to the terms of a Loan Sale Agreement with UPS Capital Business Credit.  That note was reduced by the proceeds of the APA as disclosed in (i) above.

The acquisition date estimated fair value of the consideration transferred totaled $4,151,243, which consisted of the following:

Initial purchase price	$1,500,000
Cash payable in connection with transaction	1,863,443
Contingent liabilities	787,800
Total purchase price	$4,151,243

Tangible assets acquired	$951,351
Intangible assets acquired	2,970,600
Goodwill acquired	229,292
Total purchase price	$4,151,243

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

Pro forma results

The following table sets forth the unaudited pro forma results of the Company as if the APA was effective on the first day of the June 30, 2018 and 2017 three and six months periods presented.  These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

	Three months ended June 30,
	2018	2017
	(unaudited)	(unaudited)
Revenues	$11,989,003	$11,970,314
Net Income	$330,243	$846,877
Basic net income per share	$0.010	$0.029
Diluted net income per share	$0.020	$0.028
Weighted average shares - basic	34,007,519	29,043,341
Weighted average shares - diluted	34,007,519	30,047,239

	Six months ended June 30,
	2018	2017
	(unaudited)	(unaudited)
Revenues	$23,283,197	$22,805,809
Net Income	$667,471	$1,471,871
Basic net income per share	$0.020	$0.055
Diluted net income per share	$0.020	$0.055
Weighted average shares - basic	33,966,497	26,959,671
Weighted average shares - diluted	33,966,497	27,834,947

Oasis Sales and Marketing, LLC

Pursuant to the Oasis Asset Purchase Agreement, effective January 1, 2017, the Company, through its wholly-owned subsidiary, Oasis Sales Corp., purchased certain assets of Oasis Sales and Marketing, L.L.C., a California limited liability company.  The purchase price consisted of $300,000 cash; a two-year promissory note in the amount of $100,000, and a structured equity instrument (the “SEI”) in the amount of $200,000. In addition, the Company is contingently liable for certain performance-based payments over the twenty-four months following the acquisition date up to a maximum of $400,000 (“Earnout Payments”). During the three months ended June 30, 2018, the Company paid the amount of $189,000 related to the Earnout Payment, and recorded a gain in the amount of $11,000. The amount of $200,000 related to the second Earnout Payment is carried as a current liability on the Company’s balance sheet at June 30, 2018.

The SEI was payable in cash or shares of the Company’s stock at the Company’s option, at any time, or is automatically payable via the issuance of 200,000 shares of the Company’s stock if the Company’s shares close above $1.00 for ten consecutive days. This requirement was met on November 28, 2017, and on that date the $200,000 SEI liability was converted to 200,000 shares of common stock.

At the time of acquisition, the Company believed it likely that the Earnout Payments would be made, and accordingly recorded the entire amount of $400,000 as a contingent liability on its balance sheet as of the acquisition date. The amount of $800,000 was allocated to customer lists, an intangible asset with a useful life of 60 months; and the amount of $200,000 was allocated to a non-compete agreement, an intangible asset with a useful life of 48 months.  A total of $52,500 was amortized to operations during the three months ended June 30, 2018 and 2017; a total of $105,000 was amortized to operations during the six months ended June 30, 2018 and 2017.

4. ACCOUNTS RECEIVABLE

At June 30, 2018 and December 31, 2017, accounts receivable consists of:

	June 30, 2018	December 31, 2017
Accounts receivable from customers	$2,861,002	$2,105,772
Allowance for doubtful accounts	(45,013)	(63,267)
Accounts receivable, net	$2,815,989	$2,042,505

5. INVENTORY

Inventory consists primarily of specialty food products.  At June 30, 2018 and December 31, 2017, inventory consisted of the following:

	June 30, 2018	December 31, 2017
Finished Goods Inventory	$1,611,555	$937,962

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

A summary of property and equipment at June 30, 2018 and December 31, 2017, was as follows:

	June 30, 2018	December 31, 2017
Land	$385,523	$385,523
Building	1,326,165	1,326,165
Computer and Office Equipment	504,916	497,189
Warehouse Equipment	240,190	226,953
Furniture, Fixtures	567,664	453,572
Vehicles	41,137	40,064
Total before accumulated depreciation	3,065,595	2,949,466
Less: accumulated depreciation	(1,088,940)	(994,216)
Total	$1,976,655	$1,955,250

Depreciation and amortization expense for property and equipment amounted to $45,457 and $51,796 for the three months ended June 30, 2018 and 2017, respectively; depreciation and amortization expense for property and equipment amounted to $94,724 and $79,136 for the six months ended June 30, 2018 and 2017, respectively

7. INVESTMENTS

The Company has made investments in certain early stage food related companies which it expects can benefit from synergies with the Company’s various operating businesses.  At June 30, 2018, the Company has investments in four food related companies in the aggregate amount of $251,525.  The Company records these investments under the cost method. The Company does not have significant influence over the operations of the companies it invests in.

8. INTANGIBLE ASSETS

The Company acquired certain intangible assets pursuant to the acquisitions through Artisan, Oasis (see note 3), Innovative Gourmet (see note 3), OFB, and Haley. The following is the net book value of these assets:

	June 30, 2018
		Accumulated
	Gross	Amortization	Net
Trade Name	$1,272,400	$-	$1,272,400
Non-Compete Agreement	505,900	(327,597)	178,303
Customer Relationships	2,995,694	(1,418,067)	1,577,627
Internally Developed Technology	788,600	(65,717)	722,883
Goodwill	380,292	-	380,292
Total	$5,942,886	$(1,811,381)	$4,131,505

	December 31, 2017
		Accumulated
	Gross	Amortization	Net
Trade Name	$217,000	$-	$217,000
Non-Compete Agreement	444,000	(294,000)	150,000
Customer Relationships	1,930,994	(1,112,078)	818,916
Goodwill	151,000	-	151,000
Total	$2,742,994	$(1,406,078)	$1,336,916

Total amortization expense for the three months ended June 30, 2018 and 2017 was $216,157 and $103,067, respectively; total amortization expense for the six months ended June 30, 2018 and 2017 was $405,303 and $206,134, respectively

The trade names are not considered finite-lived assets, and are not being amortized.  The non-compete agreements are being amortized over a period of 48 months. The customer relationships acquired in the Artisan, Haley, Oasis, OFB, and Innovative Gourmet transactions are being amortized over periods ranging from 24 to 60 months.

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

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
Trade payables	$2,028,800	$1,652,681
Accrued payroll and commissions	133,847	183,878
Total	$2,162,647	$1,836,559

10. ACCRUED INTEREST

At June 30, 2018, accrued interest on notes outstanding was $16,043. During the three months ended June 30, 2018 and 2017, the Company paid cash for interest in the aggregate amount of $42,368 and $19,923, respectively.  During the six months ended June 30, 2018 and 2017, the Company paid cash for interest in the aggregate amount of $65,202 and $41,952, respectively.

At December 31, 2017, accrued interest on a note outstanding was $15,860. During the twelve months ended December 31, 2017, the Company paid cash for interest in the aggregate amount of $74,178.

11. REVOLVING CREDIT FACILITIES

	June 30, 2018	December 31, 2017

Line of credit facility with Fifth Third Bank in the original amount of $1,000,000 with an interest rate of LIBOR plus 3.25%. In August 2015, the amount of the credit facility was increased to $1,500,000 and the due date was extended to August 1, 2016. In August 2016, this credit facility was extended to August 1, 2017. On August 1, 2017 this credit facility was increased to $2,000,000 and the due date was extended to August 1, 2018. There was no activity on this credit facility during the six months ended June 30, 2018.	$-	$-

Total	$-	$-

12. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

	June 30, 2018	December 31, 2017

Term loan dated as of August 5, 2016 in the original amount of $1,200,000 payable to Fifth Third Bank. This loan is secured by the Company’s tangible and intangible personal property and bears interest at the rate of LIBOR plus 4.5%.  Principal payments in the amount of $66,667 are due monthly along with accrued interest beginning September 5, 2016. The entire principal balance and all accrued interest was due on the maturity date of February 5, 2018. During the twelve months ended December 31, 2016, the Company transferred principal in the amount of $1,200,000 from the line of credit facility with Fifth Third Bank into this term loan. During the three months ended March 31, 2018, the Company paid the remaining principal balance of $114,033 and made interest payments on this loan in the amount of $829.

	$-	$114,033

Secured mortgage note payable for the acquisition of land and building in Bonita Springs, Florida in the amount of $546,000. Principal payments of $4,550 and interest at the rate of Libor plus 3% are due monthly. The balance of the principal amount was originally due February 28, 2018. Effective February 26, 2018, this note was renewed in the principal balance of $273,000 and will be due on February 28, 2023.  During the three months ended June 30, 2018, the Company made payments of principal and interest on this note in the amounts of $9,100 and $2,192, respectively; during the six months ended June 30, 2018, the Company made payments of principal and interest on this note in the amounts of $18,200 and $2,192, respectively.

	259,350	282,100

Secured mortgage note payable for the acquisition of land and building in Broadview, Illinois in the amount of $980,000. Payments of $8,167 including principal and interest at the rate of LIBOR plus 2.75% are due monthly through April 2020, the remaining principal balance in the amount of $490,000 will be due May 29, 2020. During the three months ended June 30, 2018, the Company made payments of principal and interest on this note in the amounts of $24,500 and $8,424, respectively; during the six months ended June 30, 2018, the Company made payments of principal and interest on this note in the amounts of $49,000 and $16,358, respectively.

	677,832	726,833

Term loan dated March 28, 2018 in the original amount of $1,500,000 payable to Fifth Third Bank. This loan is secured by the Company’s tangible and intangible personal property and bears interest at the rate of LIBOR plus 4.25%.  Principal payments in the amount of $83,333 are due monthly along with accrued interest beginning March 28, 2018. The entire principal balance and all accrued interest is due on the maturity date of March 28, 2019. During the three months ended June 30, 2018, the Company made principal and interest payments on this loan in the amounts of $333,332 and $11,375, respectively; during the six months ended June 30, 2018, the Company made payments of principal and interest on this note in the amounts of $333,332 and $29,121, respectively.

	1,166,667	-

Note payable in the amount of $20,000 The Note was due in January 2006 and the Company is currently accruing interest on this note at 1.9%. During the three months ended June 30, 2018, the Company accrued interest in the amount of $93 on this note; during the six months ended June 30, 2018, the Company accrued interest in the amount of $186 on this note	20,000	20,000

	June 30, 2018	December 31, 2017

Unsecured promissory note in the amount of $100,000 dated January 1, 2017 bearing interest at the rate of 2.91% per annum issued in connection with the Oasis acquisition. Payments in the amount of $4,297 consisting of principal and interest are to be made monthly beginning February 15, 2017 for twenty-four months until paid in full. During the three months ended June 30, 2018, the Company made principal and interest payments on this note in the amount of $12,642 and $249, respectively; during the six months ended June 30, 2018, the Company made principal and interest payments on this note in the amount of $25,195 and $586, respectively;

	29,856	55,054

Capital lease obligations under a lease agreement for a forklift payable in thirty-six monthly installments of $274 including interest at the rate of 4.46%. During the three months ended June 30, 2018, the Company made principal payments in the amount of $804 and interest payments in the amount of $18 on this lease obligation. During the six months ended June 30, 2018, the Company made principal payments in the amount of $1,599 and interest payments in the amount of $45 on this lease obligation.	1,086	2,685

Capital lease obligations under a lease agreement for a forklift payable in thirty-six monthly installments of $579 including interest at the rate of 4.83%. During the three months ended June 30, 2018, the Company made principal payments in the amount of $1,615 and interest payments in the amount of $121 on this lease obligation; during the six months ended June 30, 2018, the Company made principal payments in the amount of $3,210 and interest payments in the amount of $262 on this lease obligation;	8,407	12,160

Total	$2,163,198	$1,212,865

Long-term maturities	$865,093	$346,855
Current portion	1,298,105	866,010
Total	$2,163,198	$1,212,865

Aggregate maturities of long-term notes payable as of June 30, 2018 are as follows:

For the period ended June 30,

2019	$1,298,105
2020	237,660
2021	536,433
2022	54,600
2023	36,400
Total	$2,163,198

13. RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2018:

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

In December 2017, the Company’s former President exercised 100,000 options at a price of $0.35 per share and an additional 100,000 options at a price of $0.57 per share.  The date for payment of the exercise price of these options was extended to April 26, 2018. 60,749 shares of common stock were deemed issued on March 5, 2018, which number of shares represents a net amount after a cash payment of $45,000 which was a portion of the difference between the exercise price of the options and the market price of the stock on the date of purchase, and taxes.

In December 2017, a Board Member exercised 100,000 options at a price of $0.35 per share.  The date for payment of the exercise price of these options was extended to April 26, 2018. In March 2018 the Company made a payment of $77,000 which is the difference between the exercise price of the options and the market price of the stock on the date of purchase.

In May 2018, as part of a realignment towards focusing on certain specific growth initiatives and growth opportunities the Company amended the employment agreement with its President, and the President of the Company was named as the Director of Strategic Acquisitions, whose responsibilities include: (i) identifying and assisting in the acquisition and integration of strategic assets; (ii) identifying and executing on new growth opportunities; and (iii) identifying and executing growth initiatives for the Company.  In order to allow for the Executive to devote his full time to his new responsibilities, the President of the Company resigned from his role as President of the Company and its subsidiaries. Pursuant to this agreement, the Executive’s salary was reduced by $15,000 per year, and an equity bonus of 46,000 shares of the Company’s common stock will be issued to the Executive. These shares will vest at a rate of one-sixth per month over a period of six months.

For the six months ended June 30, 2017:

The Company cancelled RSUs held by its Chief Executive Officer representing 1,382,540 shares of common stock, of which 700,000 were unvested and 682,540 were vested. In place of the 682,540 vested cancelled RSUs, the Company issued a net amount of 586,586 shares of common stock.  The remaining 95,954 shares of the 682,540 cancelled vested RSUs were not issued and instead the cash value of those shares was held back by the Company to pay certain taxes related to the issuance.  In addition, the 700,000 unvested RSUs were replaced with restricted stock awards under the same terms and conditions as the 700,000 RSUs.  See note 15.

The Company cancelled RSUs held by its former President representing 1,724,532 shares of common stock, of which 490,000 were unvested and 1,234,532 were vested. In place of the 1,234,532 vested cancelled RSUs, the Company issued a net amount of 928,027 shares of common stock.  The remaining 306,505 shares of the 1,234,532 cancelled vested RSUs were not issued and instead the cash value of those shares was held back by the Company to pay certain taxes related to the issuance.  In addition, the 490,000 unvested RSUs were replaced with restricted stock awards under the same terms and conditions as the 490,000 RSUs.  See note 15.

The Company cancelled RSUs held by its two of its Directors representing 545,000 shares of common stock, of which 180,000 were unvested and 365,000 were vested. In place of the 365,000 vested cancelled RSUs, the Company issued 365,000 shares of common stock.  In addition, the 180,000 unvested RSUs were replaced with restricted stock awards under the same terms and conditions as the 180,000 RSUs. See note 15.

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

14. COMMITMENTS AND CONTINGENT LIABILITIES

Contingent Liability

Pursuant to the Oasis acquisition, the Company is contingently liable for certain performance-based payments over the twenty-four months following the acquisition date. At the time of acquisition, the Company believed it likely that the Earnout Payments would be made, and accordingly recorded the entire amount of $400,000 as a contingent liability on its balance sheet as of the acquisition date. During the three months ended June 30, 2018, the Company paid the amount of $189,000 under the first Earnout Payment, and recorded a gain in the amount of $11,000 for the excess accrual. The amount of $200,000 related to the second Earnout Payment is carried as a current liability on the Company’s balance sheet at June 30, 2018.

Pursuant to the iGourmet Asset Purchase Acquisition, The Company has also recorded contingent liabilities in the amount of $787,800.  $392,900 is classified as a current contingent liability and $394,900 is classified as a non-current contingent liability at June 30, 2018.  This amount relates to certain performance based payments over the twenty-four months following the acquisition date as well as to certain additional liabilities that the Company has evaluated and has recorded on a contingent basis.

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

PNC Bank, N.A. v. The Fresh Diet, Inc., et al. / Scher Zalman Duchman et al. v. Innovative Food Holdings, Inc., et al., Case No. 17-cv-21027-KMM, United States District Court, Southern District of Florida

On July 7, 2017, Scher Zalman Duchman and Deborah L. Duchman (collectively, “Duchmans”) filed an amended complaint in the United States District Court for the Southern District of Florida seeking approximately $1 million in damages against Innovative Food Holdings, Inc., FD Acquisition Corp., and Sam Klepfish, IVFH’s CEO.  The Duchmans, among other things, allege that defendants owed but did not fulfil a fiduciary duty to the Duchmans to minimize the Duchmans’ own personal guarantees and personal obligations related to loans and other obligations incurred by a former subsidiary of IVFH, and additionally attempted to invalidate contracts with IVFH. By Order dated March 22, 2018, the following causes of action were dismissed without prejudice: Count I, Breach of Fiduciary Duty; Count III, Unjust Enrichment; Count IV, Unjust Enrichment; and Count IX, Fraud in the Inducement. The Court further ordered Count XI, Punitive Damages, stricken from the Complaint and that all claims against Third Party Defendant FD Acquisition Corp. dismissed with prejudice. The plaintiffs nevertheless reasserted the dismissed claims. IVFH served requests and produced discovery. IVFH filed a motion for summary judgment as to all counts, and served an answer and counterclaims. IVFH believes that this lawsuit was without merit, that defendants bear no liability for the claims asserted, and that the lawsuit was an attempt by the Duchmans to drag IVFH into the Duchmans’ personal financial matters which are unrelated to IVFH. IVFH vigorously defended against this lawsuit. On May 9, 2018, the parties reached a confidential settlement agreement and dismissal of all counts on terms favorable to IVFH. The court accepted the parties’ notice of settlement, dismissed the claims, retained jurisdiction to enforce the settlement, and closed the case as applied to IVFH.

YS Catering Holdings, Inc., et al. vs. Attollo Partners LLC, et al., Case No. 2017-007504-CA-01, Eleventh Judicial Circuit in and for Miami-Dade County, Florida

On March 26, 2018, YS Catering Holdings, Inc. (“YS”) and its controlling stakeholder, Scher Zalman Duchman, filed suit against IVFH. YS alleges claims against IVFH that are almost identical to ones pending in the PNC Bank vs. Fresh Diet, et al. federal court litigation (Case No. 17-cv-21027-KMM) in what IVFH believes is an improper attempt at forum shopping.  In addition, YS seeks injunctive relief with respect to the removal of certain trading restrictions and other restrictions on its restricted shares. IVFH moved to stay the case pending the outcome of the federal court litigation involving YS’s principal Zalmi Duchman.  IVFH vigorously defend against this lawsuit.  On May 9, 2018, the parties reached a confidential settlement agreement and dismissal of all counts on terms favorable to IVFH. The parties have filed a notice of settlement and stipulation of dismissal.  This case has been settled and all claims dismissed.

15. EQUITY

Common Stock

At June 30, 2018 and December 31, 2017, a total of 2,520,912 shares are deemed issued but not outstanding by the Company. These include 2,306,503 shares of treasury stock.

Six months ended June 30, 2018:

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

The Company recognized the fair value of stock options vested to management and employees in the amount of $9,462. The Company also recognized the fair value of stock grants to management and employees in the amount of $13,946.

The Company purchased 2,000 shares of common stock from an employee at a cost of $0.97 per share for a total of $1,940 and retired these shares to treasury.

The Company made open market purchases of 27,800 shares of its common stock at an average cost of $0.79 per share for a total of $22,117 and retired these shares to treasury.

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

Warrants

There were no warrants outstanding at June 30, 2018 or December 31, 2017.

Options

The following table summarizes the options outstanding at June 30, 2018 and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$1.10	75,000	2.87	$1.10	12,500	$1.10

$1.31	150,000	0.50	$1.31	150,000	$1.31

$1.38	100,000	1.42	1.38	100,000	$1.38

$1.43	50,000	0.50	$1.43	50,000	$1.43

$1.46	100,000	0.01	$1.46	100,000	$1.46

$1.90	175,000	0.98	$1.90	175,000	$1.90
	650,000	0.97	$1.49	587,500	$1.49

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2017	1,510,000	$1.60

Granted	75,000	$1.10
Exercised	-	$-
Cancelled / Expired	(935,000)	$1.53

Options outstanding at June 30, 2018	650,000	$1.49

Aggregate intrinsic value of options outstanding and exercisable at June 30, 2018 and 2017 was $4,750 and $157,200, respectively.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.76 and $0.61 as of June 30, 2018 and 2017, respectively, and the exercise price multiplied by the number of options outstanding.

During the three months ended June 30, 2018 and 2017, the Company charged $675 and $1,368, respectively, to operations  to recognized stock-based compensation expense for employee stock options. During the six months ended June 30, 2018 and 2017, the Company charged $9,462 and $4,398, respectively, to operations related to recognized stock-based compensation expense for employee stock options.

Accounting for warrants and stock options

The Company valued warrants and stock options during the three months ended June 30, 2018 using the Black-Scholes valuation model utilizing the following variables:

June 30,
2018
Volatility	43.0%
Dividends	$-
Risk-free interest rates	2.67%
Term (years)	2.98

The Company valued warrants and stock options during the three months ended June 30, 2017 using the Black-Scholes valuation model utilizing the following variables:

June 30,
2017
Volatility	56.9%
Dividends	$-
Risk-free interest rates	0.87%
Term (years)	0.78-2.44

Restricted Stock Units (“RSUs”)

The Company had no RSUs outstanding during the three and six months ended June 30, 2018.

During the six months ended June 30, 2017, the Company cancelled all of its outstanding RSUs and issued the following:  For vested RSUs representing 3,104,205 shares of common stock, the Company issued a net amount of 2,410,392 shares of restricted common stock (net of 623,813 shares held back by the Company to pay certain taxes owed related to the issuance); for unvested RSUs representing 1,370,000 shares of common stock, the Company issued 1,370,000 shares of restricted common stock under the same terms as the cancelled RSUs.  1,070,000 of the restricted stock awards will vest on June 30, 2017, the same date at which the RSUs which they replaced would have vested.  The remaining 300,000 restricted stock awards vesting is contingent upon meeting certain price and volume conditions related to the Company’s stock; these conditions are the same conditions required for vesting of the cancelled RSUs.  The Company charged the amount of $120,104 to operations during the three months ended June 30, 2017 representing the amortization of the cost of these restricted stock awards.  The $120,104 charged to operations is the same amount that the Company would have charged for the RSUs that were cancelled had they not been cancelled.

16. SUBSEQUENT EVENTS

On July 6, 2018, a subsidiary of the Company acquired certain assets of an e-commerce business in the specialty food space for the sum of $205,000 plus potential revenue-based earnout payments.

Effective August 1, 2018, the Company renewed, on essentially the same terms, an existing loan with Fifth Third Bank in the amount of $2,000,000, which was due to expire on such date.

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

Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $45,013 for doubtful accounts receivable at June 30, 2018, and $5,887 at June 30, 2017. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized.

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

On May 18, 2012, the Company executed a Stock Purchase Agreement to acquire all of the issued and outstanding shares of Artisan Specialty Foods, Inc., an Illinois corporation from its owner, Mr. David Vohaska.  The purchase price was $1.2 million, with up to another $300,000 (with a fair value of $131,000) payable in the event certain financial milestones were met over the next one or two years.  Those milestones have been met. The purchase price was primarily financed via a loan from Alpha Capital in the principal amount of $1,200,000. The loan was repaid in November 2013 via the issuance of a loan from Fifth Third Bank which has been paid in full.  Prior to the acquisition, Artisan Specialty Foods, Inc. was a supplier and had sold products to the Company.

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

Relationship with U.S. Foods

We have historically sold the majority of our products through a distributor relationship between FII and Next Day Gourmet, L.P., a subsidiary of U.S. Foods, a leading broadline distributor. These sales amounted to $7,508,385 (63% of total sales) and $7,514,783 (71% of total sales) for the three months ended June 30, 2018 and 2017 respectively, and $14,592,057 (64% of total sales) and $14,399,962 (72% of total sales) for the six months ended June 30, 2018 and 2017, respectively. On January 26, 2015 we executed a contract between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods, Inc.  The term of the Agreement is from January 1, 2015 through December 31, 2016 and provides for a limited number of automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew.  Based on the terms, the Agreement was extended through 2018. Effective January 1, 2018 the Agreement was further amended to remove the cap on renewals, and provide for an unlimited number of additional 12-month terms unless either party notifies the other in writing, 30 days prior to the end date, of its intent not to renew.

RESULTS OF OPERATIONS

This discussion may contain forward looking-statements that involve risks and uncertainties. Our future results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenue

Revenue increased by $1,475,342 or approximately 14% to $11,989,003 for the three months ended June 30, 2018 from $10,513,661 in the prior year. The increases in revenues were driven by revenues associated with the Company’s wholly owned subsidiary, Innovative Gourmet.

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

Cost of goods sold

Our cost of goods sold for the three months ended June 30, 2018 was $8,409,485, an increase of $1,310,462 or approximately 18% compared to cost of goods sold of $7,099,023 for the three months ended June 30, 2017. Cost of goods sold is made up of the following expenses for the three months ended June 30, 2018: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $6,075,459; and shipping, delivery, handling, and purchase allowance expenses in the amount of $2,334,026.  Total gross margin was approximately 30% of sales in 2018 compared to approximately 32% of sales in 2017.  The increase in cost of goods sold is primary attributable to an increase in sales The decrease  in gross margins from 2017 is primarily attributable to variation in product and revenue mix as well as variations in cost of goods sold as a percentage of total expenses, across our various selling channels.

In 2018, we priced our products in order to gain market share across numerous categories and in order to increase the reach of our various foodservice programs. We will continue to explore various data driven pricing  strategies with a focus  on expanding our customer base in our various markets. We currently expect, if market conditions and our product revenue mix remain constant, that our cost of goods sold may increase.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $896,227 or approximately 41% to $3,070,979 during the three months ended June 30, 2018 compared to $2,174,702 for the three months ended June 30, 2017. The increase in selling, general, and administrative expenses was primarily due to an increase in SGA expenses associated with Innovative Gourmet.  Increases in IT and software related expenses, payroll taxes, and employee benefit costs also contributed to the increase.

Interest expense, net

Interest expense, net of interest income, increased by $8,722 or approximately 34% to $34,296 during the three months ended June 30, 2018, compared to $25,574 during the three months ended June 30, 2017.  The increase was due primarily to increases associated with increase in the LIBOR rate and increases on loan balances.  The Company also had $1,327 of interest income during the three months ended June 30, 2018, a decrease of $15 compared to interest income of $1,342 in the prior period.

Income Tax Expense

Income tax expense for the three months ended June 30, 2018 was $155,000 compared to $0 in the prior period. The Company has made an estimated payment of $155,000 for federal income taxes during the period. Due to a history of losses, there was no such income tax expense recognized in the prior period.

Net income

For the reasons above, the Company had net income for the three months ended June 30, 2018 of $330,243 which is a decrease of approximately 73% compared to a net income of $1,214,362 during the three months ended June 30 ,  2017. The income for the three months ended June 30, 2018 includes a total of $276,235 in non-cash charges, including amortization of intangible assets in the amount of $216,157 and depreciation expense of $45,457. The income for the three months ended June 30, 2017 includes a total of $402,444 in non-cash charges, including amortization of intangible assets in the amount of $103,067, depreciation expense of $51,796 and charges for non-cash compensation in the amount of $155,072.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenue

Revenue increased by $2,906,722 or approximately 15% to $22,905,547 for the six months ended June 30, 2018 from $19,998,825 in the prior year.

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

Cost of goods sold

Our cost of goods sold for the six months ended June 30, 2018 was $15,846,916 an increase of $2,313,661 or approximately 17% compared to cost of goods sold of $13,533,255 for the six months ended June 30, 2017. Cost of goods sold is made up of the following expenses for the six months ended June 30, 2018: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $11,311,695 and shipping, delivery, handling, and purchase allowance expenses in the amount of $4,535,221. Total gross margin was approximately 31% of sales in 2018 compared to approximately 32% of sales in 2017.  The increase in cost of goods sold is primary attributable to an increase in sales.  The decrease in gross margins from 2017 is primarily attributable to variation in product and revenue mix as well as variations in cost of goods sold as a percentage of total expenses, across our various selling channels.

In 2018, we priced our products in order to gain market share across numerous categories  and in order to increase the  reach of our various foodservice programs.  We will continue to explore various data driven pricing strategies with a focus  on expanding our customer base in our various markets. We currently expect, if market conditions and our product revenue mix remain constant, that our cost of goods sold may increase.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $1,699,998 or approximately 39% to $6,074,796 during the six months ended June 30, 2018 compared to $4,374,798 for the six months ended June 30, 2017. The increase in selling, general, and administrative expenses was primarily due to an increase in SGA expenses associated with Innovative Gourmet.  Increases in IT and software related expenses, professional fees, payroll taxes, and employee benefit costs also contributed to the increase.

Interest expense, net

Interest expense, net of interest income, decreased by $80,729 or approximately 57% to $61,044 during the six months ended June 30, 2018, compared to $141,773 during the six months ended June, 2017.  The decrease was due primarily to the elimination of interest associated with amortization of discounts associated with various notes payable.

Income Tax Expense

Income tax expense for the six months ended June 30, 2018 was $155,000 compared to $0 in the prior period. The Company has made an estimated payment of $155,000 for federal income taxes during the period. Due to a history of losses, there was no such income tax expense recognized in the prior period.

Net income

For the reasons above, the Company had net income from continuing operations for the six months ended June 30, 2018 of $778,791 which is a decrease of $1,170,208 or approximately 60% compared to a net income of $1,948,999 during the six months ended June 30, 2017. The income for the six months ended June 30, 2018 includes a total of $523,435 in non-cash charges, including amortization of intangible assets in the amount of $405,303 depreciation expense of $94,724 and charges for non-cash compensation in the amount of $23,408. The income for the six months ended June 30, 2017 includes a total of $786,256 in non-cash charges, including amortization of intangible assets in the amount of $206,134, depreciation expense of $79,136, charges for non-cash compensation in the amount of $315,968, and amortization of the discount on notes payable in the amount of $185,018 offset by a gain of $86,098 relating to a negotiated reduction of interest with certain noteholders.

Liquidity and Capital Resources at June 30, 2018

As of June 30, 2018, the Company had current assets of $8,196,249, consisting of cash and cash equivalents of $3,563,904; trade accounts receivable, net of $2,815,989; inventory of $1,611,555; and other current assets of $204,801.  Also at June 30, 2018, the Company had current liabilities of $4,095,260, consisting of trade payables and accrued liabilities of $2,162,647; accrued interest of $16,043; current portion of notes payable and capital leases of $1,298,105; deferred revenue of $25,565, and current portion of contingent liability of $592,900.

During the six months ended June 30, 2018, the Company had cash provided by operating activities of $384,434.  Cash flow from operations consisted of the Company’s consolidated net income of $778,791 plus non-cash compensation in the amount of $23,408 and depreciation and amortization of $500,027, less the gain on settlement of contingent liability of $11,000. The Company’s cash position also decreased by $906,792 as a result of changes in the components of current assets and current liabilities.

The Company had cash used in investing activities of $2,559,241 for the six months ended June 30, 2018, which consisted of cash paid related to the acquisition of Innovative Gourmet in the amount of $2,409,437, cash paid for the acquisition of property and equipment in the amount of $99,804, and investment in a food related company in the amount of $50,000, The Company had cash provided by financing activities of $605,276 for the six months ended June 30, 2018, which consisted of $1,500,000 of borrowings on a term loan, principal payments on debt of $545,674, principal payments on capital leases of $3,993, cash received from the exercise of options in the amount of $35,000, purchase of treasury stock in the amount of $24,057, cash paid for settlement of a contingent liability related to the Oasis acquisition in the amount of $189,000, and payments made for the purchase of options from officers, directors, and employees of $167,000.

The Company had net working capital of $4,100,989 as of June 30, 2018.  The Company had cash provided by operations during the six months ended June 30, 2018 in the amount of $384,434. The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines and in new marketing and ecommerce channels.  Currently, we do not have any material long-term obligations other than those described in Note 12 to the financial statements included in this report. As we seek to increase our sales of new and current items and enter new markets, expand our product lines, acquire new businesses as well as identify new and other consumer and food service oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

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

2018 Plans

During 2018, in addition to our efforts to increase both sales, and market share we plan to attempt to expand our business by expanding our e-commerce activities and other digitally focused activities and through attempting to expand our product lines in both the consumer and foodservice sector including exploring the introduction of a variety of new product categories and new product lines and proprietary branded products to our customer base.

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

PNC Bank, N.A. v. The Fresh Diet, Inc., et al. / Scher Zalman Duchman et al. v. Innovative Food Holdings, Inc., et al., Case No. 17-cv-21027-KMM, United States District Court, Southern District of Florida

On July 7, 2017, Scher Zalman Duchman and Deborah L. Duchman (collectively, “Duchmans”) filed an amended complaint in the United States District Court for the Southern District of Florida seeking approximately $1 million in damages against Innovative Food Holdings, Inc., FD Acquisition Corp., and Sam Klepfish, IVFH’s CEO.  The Duchmans, among other things, allege that defendants owed but did not fulfil a fiduciary duty to the Duchmans to minimize the Duchmans’ own personal guarantees and personal obligations related to loans and other obligations incurred by a former subsidiary of IVFH, and additionally attempted to invalidate contracts with IVFH. By Order dated March 22, 2018, the following causes of action were dismissed without prejudice: Count I, Breach of Fiduciary Duty; Count III, Unjust Enrichment; Count IV, Unjust Enrichment; and Count IX, Fraud in the Inducement. The Court further ordered Count XI, Punitive Damages, stricken from the Complaint and that all claims against Third Party Defendant FD Acquisition Corp. dismissed with prejudice. The plaintiffs nevertheless reasserted the dismissed claims. IVFH served requests and produced discovery. IVFH filed a motion for summary judgment as to all counts, and served an answer and counterclaims. IVFH believes that this lawsuit was without merit, that defendants bear no liability for the claims asserted, and that the lawsuit was an attempt by the Duchmans to drag IVFH into the Duchmans’ personal financial matters which are unrelated to IVFH. IVFH vigorously defended against this lawsuit. On May 9, 2018,  the parties reached a confidential settlement agreement and dismissal of all counts on terms favorable to IVFH. The court accepted the parties’ notice of settlement, dismissed the claims, retained jurisdiction to enforce the settlement, and closed the case as applied to IVFH.

YS Catering Holdings, Inc., et al. vs. Attollo Partners LLC, et al., Case No. 2017-007504-CA-01, Eleventh Judicial Circuit in and for Miami-Dade County, Florida

On March 26, 2018, YS Catering Holdings, Inc. (“YS”) and its controlling stakeholder, Scher Zalman Duchman, filed suit against IVFH. YS alleges claims against IVFH that are almost identical to ones pending in the PNC Bank vs. Fresh Diet, et al. federal court litigation (Case No. 17-cv-21027-KMM) in what IVFH believes is an improper attempt at forum shopping.  In addition, YS seeks injunctive relief with respect to the removal of certain trading restrictions and other restrictions on its restricted shares. IVFH moved to stay the case pending the outcome of the federal court litigation involving YS’s principal Zalmi Duchman.  IVFH vigorously defend against this lawsuit.  On May 9, 2018, the parties reached a confidential settlement agreement and dismissal of all counts on terms favorable to IVFH. The parties have filed a notice of settlement and stipulation of dismissal. This case has been settled and all claims dismissed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued the following shares of common stock during the six months ended June 30, 2018:

The Company issued 55,192 shares of common stock to its Chief Executive Officer pursuant to the exercise of options.

The Company issued 60,749 shares of common stock to its President pursuant to the exercise of options.

The Company issued 100,000 shares of common stock pursuant to the exercise of options.

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

SIGNATURE	TITLE	DATE

/s/ Sam Klepfish	Chief Executive Officer	August 14, 2018
Sam Klepfish

/s/ John McDonald	Principal Financial Officer	August 14, 2018
John McDonald