Form 10-Q
period 2018-09-30
INNOVATIVE FOOD HOLDINGS INC
filed 2018-11-14
CIK 312257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 36,296,218 shares of common stock issued and 33,775,306 shares of common stock outstanding as of November 8, 2018.

INNOVATIVE FOOD HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,412,171	$5,133,435
Accounts receivable, net	2,588,492	2,042,505
Inventory	1,899,452	937,962
Notes receivable	-	325,500
Other current assets	225,777	86,730
Total current assets	7,125,892	8,526,132

Property and equipment, net	2,229,481	1,955,250
Investments	251,525	201,525
Intangible assets, net	4,430,514	1,336,916
Total assets	$14,037,412	$12,019,823

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,466,863	$1,836,559
Accrued interest	16,136	15,860
Deferred revenue	27,534	-
Notes payable - current portion, net of discount	1,118,526	346,855
Contingent liability - current portion	765,400	200,000
Total current liabilities	3,394,459	2,399,274

Contingent liability - long-term	527,400	200,000
Note payable - long term portion, net of discount	741,883	866,010
Total liabilities	4,663,742	3,465,284

Stockholders' equity
Common stock: $0.0001 par value; 500,000,000 shares authorized; 36,296,218 and 36,080,519 shares issued, and 33,775,306 and 33,589,407 shares outstanding at September 30, 2018 and December 31, 2017, respectively	3,627	3,605
Additional paid-in capital	36,112,356	36,196,682
Treasury stock: 2,306,503 and 2,276,703 shares outstanding at September 30, 2018 and December 31, 2017, respectively	(1,016,370)	(992,313)
Accumulated deficit	(25,725,943)	(26,653,435)
Total stockholders' equity	9,373,670	8,554,539
Total liabilities and stockholders' equity	$14,037,412	$12,019,823

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Revenue	$12,054,490	$10,495,637	$34,960,037	$30,494,462
Cost of goods sold	8,523,505	7,052,018	24,370,421	20,585,273
Gross margin	3,530,985	3,443,619	10,589,616	9,909,189

Selling, general and administrative expenses	3,354,315	1,894,588	9,429,111	6,269,386
Total operating expenses	3,354,315	1,894,588	9,429,111	6,269,386

Operating income	176,670	1,549,031	1,160,505	3,639,803

Other income (expense:)
Gain on settlement of contingent liability	-	-	(11,000)	-
Interest expense, net	27,969	16,139	89,013	157,912
Total other expense	27,969	16,139	78,013	157,912

Net income before taxes	148,701	1,532,892	1,082,492	3,481,891

Income tax expense	-	-	155,000	-

Net income	$148,701	$1,532,892	$927,492	$3,481,891

Net income per share - basic	$0.004	$0.047	$0.027	$0.117

Net income per share - diluted	$0.004	$0.046	$0.027	$0.113

Weighted average shares outstanding - basic	33,989,715	32,333,108	33,974,321	29,779,904

Weighted average shares outstanding - diluted	33,989,715	33,476,756	33,974,321	30,842,167

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2018	2017

Cash flows from operating activities:
Net income	$927,492	$3,481,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	794,285	409,283
Stock based compensation	47,696	315,968
Provision for doubtful accounts	(36,857)	-
Gain on settlement of contingent liability	(11,000)	-
Amortization of discount on notes payable	-	185,018

Changes in assets and liabilities:
Accounts receivable	(164,622)	(878,709)
Inventory and other current assets	(800,119)	(177,674)
Accounts payable and accrued liabilities	(672,826)	(1,199,680)
Deferred revenue	27,534	-
Contingent liabilities	-	-
Accrued liabilities - related party	-	(65,000)
Net cash provided by operating activities	111,583	2,071,097

Cash flows from investing activities:
Cash related to the iGourmet asset acquisition	(2,494,965)	-
Cash related to the Mouth Foods asset acquisition	(208,355)	-
Acquisition of property and equipment	(382,014)	(40,777)
Cash paid in the acquisition of Oasis	-	(300,000)
Investment in food related company	(50,000)	-
Net cash (used in) investing activities	(3,135,334)	(340,777)

Cash flows from financing activities:
Purchase of stock options from officers, directors, and employees	(167,000)	(163,925)
Common stock sold for exercise of warrants	-	196,741
Cash received from exercise of stock options	35,000	70,000
Cash paid in settlement of contingent liability - Oasis acquisition	(189,000)	-
Borrowings on term loan	1,500,000	-
Purchase of treasury stock	(24,057)	(505,660)
Principal payments on debt	(846,556)	(746,941)
Principal payments capital leases	(5,900)	(6,926)
Net cash provided by (used in) financing activities	302,487	(1,156,711)

(Decrease) increase in cash and cash equivalents	(2,721,264)	573,609

Cash and cash equivalents at beginning of period	5,133,435	3,764,053

Cash and cash equivalents at end of period	$2,412,171	$4,337,662

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$94,614	$64,918
Taxes	$155,000	$-
Non-cash investing and financing activities:
Common stock issued for conversion of note payable by related party	$-	$164,650

See notes to these unaudited condensed consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Innovative Food Holdings, Inc., and its wholly owned subsidiaries, some of which are non-operating, Artisan (“Artisan”), Food Innovations (“FII”), Food New Media Group, Inc. (“FNM”), Organic Food Brokers (“OFB”), Gourmet Food Service Group, Inc. (“GFG”), Gourmet Foodservice Warehouse, Inc. (“GFW”), Gourmeting, Inc. (“Gourmeting”), The Haley Group, Inc. (“Haley”), Oasis Sales Corp. (“Oasis”),  4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.), (“Gourmet”); Innovative Gourmet, LLC (“Innovative Gourmet”); Food Funding, LLC (“Food Funding”), M Innovations, LLC (“M Innovations”) and collectively with IVFH and its other subsidiaries, the “Company” or “IVFH”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All material intercompany transactions have been eliminated upon consolidation of these entities.

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes as contained in Form 10-K for the year ended December 31, 2017.  In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations to be expected for the full year.

2. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Our business is currently conducted by our wholly-owned subsidiaries, Artisan, FII, FNM, OFB, GFG,  GFGW, Gourmeting,  Haley,  Oasis, Gourmet, Innovative Gourmet, M Innovations, and Food Funding.  Overall, our business activities are focused around the distribution or the enabling of distribution of high quality, unique specialty food and food related products ranging from specialty foodservice products to Consumer Packaged Goods (“CPG”) products through a variety of sales channels.  Since its incorporation, the Company, primarily through FII’s relationship with US Foods, Inc. (“U.S. Foods” or “USF”), has been in the business of providing premium restaurants and other foodservice establishments, within 24 – 72 hours, with the freshest origin-specific perishable, and healthcare products shipped directly from our network of vendors and from our warehouses. Our customers include restaurants, hotels, country clubs, national chain accounts, casinos, hospitals and catering houses. Gourmet has been in the business of providing specialty food to e-commerce consumers, through its own website at www.forethegourmet.com and through www.amazon.com, with unique specialty gourmet food products shipped directly from our network of vendors and from our warehouses within 24 – 72 hours. GFG is focused on expanding the Company’s program offerings to additional customers.  In our business model, we receive orders from our customers and then work closely with our suppliers and our warehouse facilities to have the orders fulfilled.  In order to maintain freshness and quality, we carefully select our suppliers based upon, among other factors, their quality, uniqueness, reliability and access to overnight courier services.

Artisan is a supplier of over 1,500 niche gourmet products to over 500 customers in the Greater Chicago area.  Haley is a dedicated foodservice consulting and advisory firm that works closely with companies to access private label and manufacturers’ label food service opportunities with the intent of helping them launch and commercialize new products in the foodservice industry. OFB and Oasis are outsourced national sales and brand management teams for emerging organic and specialty food CPG companies of a variety of sizes and business stages, and assists emerging CPG specialty food brands distribution and shelf placement access in key major metro markets in the retail food industry. FNM provides value-added, synergistic, seed and early stage capital to food related businesses including foodtech, foodservice products, and CPG companies. Through its temperature controlled warehouse, Gourmet Foodservice Warehouse fulfills specialty food product orders for the Company’s wholesale and direct to consumer customers.  Innovative Gourmet is engaged in the warehousing, sale, marketing, and distribution of specialty food and specialty food items through www.igourmet.com, online marketplaces, additional direct-to-consumer platforms, distribution to foodservice, retail stores and other wholesale accounts. Food Funding is involved in the financing of food related businesses. M Innovations, LLC is an expert curator and online retailer of high quality specialty foods from small-batch makers in the US. Its website Mouth.com provides a discovery platform for new foods, producers, trends and a place to read the inspiring stories behind these small businesses. Mouth.com is also a unique, go-to gifting service, offering the next generation of gift boxes and monthly subscriptions, expertly curated for consumers and corporate clients, who want to give something that is distinctive, customized and upscale. Mouth’s mission is to consistently curate the newest and best specialty food products, and to provide a steady stream of original choices and collections for foodies, connoisseurs and taste-conscious gift givers around the world.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Innovative Food Holdings, Inc., and its wholly owned operating subsidiaries, Artisan, FII, FNM, OFB, GFG, GFGW, Gourmeting, Haley, Oasis, Gourmet, Innovative Gourmet, Food Funding, and M Innovations. All material intercompany transactions have been eliminated upon consolidation of these entities.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At September 30, 2018 and December 31, 2017, trade receivables from the Company’s largest customer amounted to 36% and 48%, respectively, of total trade receivables.

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

The Company offers gift card programs and monthly clubs under Innovative Gourmet whereby customers may prepay for certain of its products. Amounts prepaid for unshipped goods under these programs are carried as deferred revenue on the Company’s balance sheet. Deferred revenue was $27,534 at September 30, 2018.

The following table presents the changes in deferred revenue on the Company’s consolidated balance sheets:

Balance as of December 31, 2017	$-
Cash payments received	77,917
Net sales recognized	(50,383)
Balance as of September 30, 2018	$27,554

Cost of goods sold

We have included in cost of goods sold all costs which are directly related to the generation of revenue. These costs include primarily the cost of food and raw materials, packing and handling, shipping, and delivery costs.

Basic and Diluted Earnings Per Share

Basic net income per share is based on the weighted average number of shares outstanding during the period, while fully-diluted net income per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options and warrants to purchase common stock, and convertible debt. Basic and diluted net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period.

Dilutive shares at September 30, 2018:

There were no convertible notes or warrants outstanding on September 30, 2018.

 Stock Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company at September 30, 2018:

		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Price	of Options	Life (years)
$1.10	75,000	2.62
$1.31	150,000	0.25
$1.38	100,000	1.17
$1.43	50,000	0.25
$1.90	175,000	0.73
	550,000	0.89

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

Stock options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company at September 30, 2017:

		Average
	Weighted	Remaining
Exercise	Number	Contractual
Price	of Options	Life (years)
$0.35	470,000	0.31
$0.57	225,000	0.25
$1.31	200,000	0.69
$1.42	100,000	0.72
$1.43	50,000	1.25
$1.46	100,000	0.75
$1.60	310,000	0.25
$1.70	75,000	0.54
$1.90	190,000	1.60
$2.00	50,000	0.54
$2.40	20,000	0.67
$2.50	37,500	0.54
$3.40	30,000	0.67
$3.50	37,500	0.54
	1,895,000	0.57

RSUs

During the nine months ended September 30, 2017, the Company cancelled all outstanding restricted stock units (“RSUs”) and replaced them with common stock or restricted stock awards. At September 30, 2017, there are no RSUs outstanding.

We recognized stock-based compensation expense for RSUs in a straight-line manner over the vesting period of the grant. This resulted in stock-based compensation expense of $0 and $658,709 related to recognition of RSUs during the nine months ended September 30, 2017 and 2016, respectively.

Restricted Stock Awards

During the nine months ended September 30, 2017, the Company cancelled unvested RSUs representing 1,370,000 shares of common stock and replaced them with restricted stock awards also representing 1,370,000 shares of common stock.  The restricted stock awards will vest over the same vesting period and under the same terms as the RSUs they replaced. Restricted stock awards representing 1,070,000 shares of common stock are vested at September 30, 2017; there are a total of 300,000 unvested restricted stock awards remaining. Those 300,000 restricted stock awards will vest as follows: 125,000 restricted stock awards  will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 restricted stock awards  will vest contingent  upon the attainment of a stock price of $3.00  per share for 20 straight trading days. During the nine months ended September 30, 2017, the Company recognized expense of $240,208 for the vesting of restricted stock awards, the same amount of expense that would have been recognized had the RSUs not been replaced by the restricted stock awards.   As the restricted stock awards were not in place during the nine months ended September 30, 2016, there was no such cost during that period.

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

3.  ACQUISITIONS

Mouth Foods, Inc.

Effective July 6, 2018, M Innovations acquired certain assets of Mouth Foods, Inc. (“Mouth”) from MFI (assignment for the benefit of creditors), LLC (“MFI”), the assignee of Mouth’s assets in connection with a Delaware assignment proceeding, pursuant to the terms of an Asset Purchase Agreement (“MFI APA”). The MFI APA was accounted for as an acquisition of an ongoing business in accordance with ASC Topic 805 - Business Combinations (“ASC 805”), where the Company was treated as the acquirer and the acquired assets and assumed liabilities were recorded by the Company at their preliminary estimated fair values. Mouth, a privately held New York company operating out of Brooklyn, was an expert curator and online retailer of high quality specialty foods from small-batch makers in the US.

The consideration for and in connection with the acquisition consisted of (i) closing related cash payments of $208,355; (ii) additional revenue-based contingent liabilities valued by management at $100,000 related to certain future sales of purchased assets payable under the following terms: payment of 5% of certain revenues, with no payments on the first $500,000 of revenues and no payments on revenues after June 30, 2020;  (iii) additional revenue based contingent liabilities of up to $185,000 associated with the purchase of certain debt of the seller; and (iv) additional contingent liability consideration valued by management at approximately $20,000.

The acquisition date estimated fair value of the consideration transferred totaled $513,355, which consisted of the following:

Cash	$208,355
Contingent liability – payable to debt holder	185,000
Contingent liabilities – payable to sellers	100,000
Additional Contingent Liabilities	20,000
Total purchase price	$513,355

Tangible assets acquired	$57,000
Intangible assets acquired	432,667
Goodwill acquired	45,688
Total purchase price	$513,355

The above estimated fair value of the intangible assets is based on a preliminary purchase price allocation prepared by management. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill.  After the preliminary purchase price allocation period, we record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined. During the three months ended September 30, 2018, the Company amortized the amount of $16,156 in connection with the intangible assets and recorded depreciation in the amount of $1,833 in connection with the tangible assets above.

iGourmet, LLC

The iGourmet Asset Purchase Agreement effective January 23, 2018 (the “iGourmet APA”) was accounted for as an acquisition of an ongoing business in accordance with ASC Topic 805 - Business Combinations (“ASC 805”), where the Company was treated as the acquirer and the acquired assets and assumed liabilities were recorded by the Company at their preliminary estimated fair values.

The consideration for and in connection with the iGourmet APA consisted of:  (i) $1,500,000, which satisfied or reduced secured, priority and administrative debt of sellers; (ii) in connection with and prior to the acquisition, our wholly-owned subsidiary, Food Funding, funded advances of $325,500 to sellers on a secured basis, pursuant to certain loan documents and as bridge loans, which loans  were reduced by the proceeds of the iGourmet APA; (iii) the purchase for $200,000 of certain debt owed by sellers, to be paid out of, if  available, Innovative Gourmet’s cash flow; (iv) potential contingent liability allocation for a percentage of sellers’ approximately $2,300,000 of certain debt, not purchased or assumed by Innovative Gourmet, which  under certain circumstances, Innovative Gourmet may determine to pay; and (v) additional purchase price consideration of (a) up to a maximum of $1,500,000, if EBITDA of Innovative Gourmet reaches $3,800,000 million in 2018, (b) up to a maximum of $1,750,000, if EBITDA of Innovative Gourmet in 2019 exceeds its EBITDA in 2018 by at least 20% and if its EBITDA reaches $5,000,000; and (c) up to a maximum of $2,125,000, if EBITDA of Innovative Gourmet in 2020 exceeds its EBITDA in 2019 by at least 20% and if its EBITDA reaches $8,000,000. The EBITDA based earnout shall be paid 37.5% in cash, 25% in Innovative Food Holdings shares valued at the time of the closing of this transaction and 37.5%, at Innovative Gourmet’s option, in Innovative Food Holdings shares valued at the time of the payment of the earnout or in cash.  See note 14.

In connection with the iGourmet APA, our wholly-owned subsidiary, Food Funding, purchased seller’s senior secured note at a price of approximately $1,187,000, pursuant to the terms of a Loan Sale Agreement with UPS Capital Business Credit.  That note was reduced by the proceeds of the iGourmet APA as disclosed in (i) above.

The acquisition date estimated fair value of the consideration transferred totaled $4,151,243. During the three months ended September 30, 2018, the Company made additional payments in the amount of $85,528 for accounts payable prior to acquisition, which increased the value of the acquisition to $4,236,771. At September 30, 2018, the value of the acquisition consisted of the following:

Initial purchase price	$1,500,000
Cash payable in connection with transaction	1,863,443
Accounts payable	85,528
Contingent liabilities	787,800
Total purchase price	$4,236,771

Tangible assets acquired	$951,351
Intangible assets acquired	2,970,600
Goodwill acquired	314,820
Total purchase price	$4,236,771

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

Pro forma results

The following table sets forth the unaudited pro forma results of the Company as if the iGourmet APA was effective on the first day of the September 30, 2018 and 2017 three and nine months periods presented.  These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

	Three months ended September 30,
	2018	2017
	(unaudited)	(unaudited)
Revenues	$12,054,490	$11,820,018
Net Income	$148,701	$1,131,404
Basic net income per share	$0.004	$0.033
Diluted net income per share	$0.004	$0.033
Weighted average shares - basic	33,989,715	33,989,715
Weighted average shares - diluted	33,989,715	33,989,715

	Nine months ended September 30,
	2018	2017
	(unaudited)	(unaudited)
Revenues	$35,337,687	$34,625,827
Net Income	$816,172	$2,603,275
Basic net income per share	$0.024	$0.087
Diluted net income per share	$0.024	$0.087
Weighted average shares - basic	33,974,321	29,779,904
Weighted average shares - diluted	33,974,321	30,842,167

Oasis Sales and Marketing, LLC

Pursuant to the Oasis Asset Purchase Agreement, effective January 1, 2017, the Company, through its wholly-owned subsidiary, Oasis Sales Corp., purchased certain assets of Oasis Sales and Marketing, L.L.C., a California limited liability company.  The purchase price consisted of $300,000 cash; a two-year promissory note in the amount of $100,000, and a structured equity instrument (the “SEI”) in the amount of $200,000. In addition, the Company is contingently liable for certain performance-based payments over the twenty-four months following the acquisition date up to a maximum of $400,000 (“Earnout Payments”). On May 23, 2018, the Company paid the amount of $189,000 related to the Earnout Payment, and recorded a gain in the amount of $11,000. The amount of $200,000 related to the second Earnout Payment is carried as a current liability on the Company’s balance sheet at September 30, 2018.

The SEI was payable in cash or shares of the Company’s stock at the Company’s option, at any time, or is automatically payable via the issuance of 200,000 shares of the Company’s stock if the Company’s shares close above $1.00 for ten consecutive days. This requirement was met on November 28, 2017, and on that date the $200,000 SEI liability was converted to 200,000 shares of common stock.

At the time of acquisition, the Company believed it likely that the Earnout Payments would be made, and accordingly recorded the entire amount of $400,000 as a contingent liability on its balance sheet as of the acquisition date. The amount of $800,000 was allocated to customer lists, an intangible asset with a useful life of 60 months; and the amount of $200,000 was allocated to a non-compete agreement, an intangible asset with a useful life of 48 months.  A total of $52,500 was amortized to operations during the three months ended September 30, 2018 and 2017; a total of $157,500 was amortized to operations during the nine months ended September 30, 2018 and 2017.

4. ACCOUNTS RECEIVABLE

At September 30, 2018 and December 31, 2017, accounts receivable consists of:

	September 30, 2018	December 31, 2017
Accounts receivable from customers	$2,696,266	$2,105,772
Allowance for doubtful accounts	(107,774)	(63,267)
Accounts receivable, net	$2,588,492	$2,042,505

5. INVENTORY

Inventory consists primarily of specialty food products.  At September 30, 2018 and December 31, 2017, inventory consisted of the following:

	September 30, 2018	December 31, 2017
Finished Goods Inventory	$1,899,452	$937,962

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

A summary of property and equipment at September 30, 2018 and December 31, 2017, was as follows:

	September 30, 2018	December 31, 2017
Land	$385,523	$385,523
Building	1,326,165	1,326,165
Computer and Office Equipment	507,477	497,189
Warehouse Equipment	302,621	226,953
Furniture, Fixtures	806,882	453,572
Vehicles	41,137	40,064
Total before accumulated depreciation	3,369,805	2,949,466
Less: accumulated depreciation	(1,140,324)	(994,216)
Total	$2,229,481	$1,955,250

Depreciation and amortization expense for property and equipment amounted to $51,384 and $41,700 for the three months ended September 30, 2018 and 2017, respectively; depreciation and amortization expense for property and equipment amounted to $146,108 and $120,832 for the nine months ended September 30, 2018 and 2017, respectively

7. INVESTMENTS

The Company has made investments in certain early stage food related companies which it expects can benefit from synergies with the Company’s various operating businesses.  At September 30, 2018, the Company has investments in four food related companies in the aggregate amount of $251,525.  The Company records these investments under the cost method. The Company does not have significant influence over the operations of the companies it invests in.

8. INTANGIBLE ASSETS

The Company acquired certain intangible assets pursuant to the acquisitions through Artisan, Oasis (see note 3), Innovative Gourmet (see note 3), OFB, Haley, and M Innovations. The following is the net book value of these assets:

	September 30, 2018
		Accumulated
	Gross	Amortization	Net
Trade Name	$1,477,996	$-	$1,477,996
Non-Compete Agreement	505,900	(345,255)	160,645
Customer Relationships	3,087,070	(1,598,168)	1,488,902
Internally Developed Technology	987,823	(110,832)	876,991
Goodwill	425,980	-	425,980
Total	$6,484,769	$(2,054,255)	$4,430,514

	December 31, 2017
		Accumulated
	Gross	Amortization	Net
Trade Name	$217,000	$-	$217,000
Non-Compete Agreement	444,000	(294,000)	150,000
Customer Relationships	1,930,994	(1,112,078)	818,916
Goodwill	151,000	-	151,000
Total	$2,742,994	$(1,406,078)	$1,336,916

Total amortization expense for the three months ended September 30, 2018 and 2017 was $242,874 and $82,317, respectively; total amortization expense for the nine months ended September 30, 2018 and 2017 was $648,177 and $288,451, respectively

The trade names are not considered finite-lived assets, and are not being amortized.  The non-compete agreements are being amortized over a period of 48 months. The customer relationships acquired in the Artisan, Haley, Oasis, OFB, Innovative Gourmet, and M Innovations transactions are being amortized over periods ranging from 24 to 60 months.

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

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
Trade payables	$1,345,526	$1,652,681
Accrued payroll and commissions	121,337	183,878
Total	$1,466,863	$1,836,559

10. ACCRUED INTEREST

At September 30, 2018, accrued interest on notes outstanding was $16,136. During the three months ended September 30, 2018 and 2017, the Company paid cash for interest in the aggregate amount of $29,500 and $17,480, respectively.  During the nine months ended September 30, 2018 and 2017, the Company paid cash for interest in the aggregate amount of $94,614 and $59,432, respectively.

At December 31, 2017, accrued interest on a note outstanding was $15,860. During the twelve months ended December 31, 2017,  the Company paid cash for interest in the aggregate amount of $74,178.

11. REVOLVING CREDIT FACILITIES

	September 30, 2018	December 31, 2017

Line of credit facility with Fifth Third Bank in the original amount of $1,000,000 with an interest rate of LIBOR plus 3.25%. In August 2015, the amount of the credit facility was increased to $1,500,000 and the due date was extended to August 1, 2016. In August 2016, this credit facility was extended to August 1, 2017. On August 1, 2017 this credit facility was increased to $2,000,000 and the due date was extended to August 1, 2018; In August 2018, this credit facility was extended to August 1, 2019. There was no activity on this credit facility during the nine months ended September 30, 2018.

	$-	$-

Total	$-	$-

12. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

	September 30, 2018	December 31, 2017

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

Secured mortgage note payable for the acquisition of land and building in Bonita Springs, Florida in the amount of $546,000. Principal payments of $4,550 and interest at the rate of Libor plus 3% are due monthly. The balance of the principal amount was originally due February 28, 2018. Effective February 26, 2018, this note was renewed in the principal balance of $273,000 and will be due on February 28, 2023.  During the three months ended September 30, 2018, the Company made payments of principal and interest on this note in the amounts of $13,650 and $3,305, respectively; during the nine months ended September 30, 2018, the Company made payments of principal and interest on this note in the amounts of $36,400 and $9,862, respectively.

	245,700	282,100

Secured mortgage note payable for the acquisition of land and building in Broadview, Illinois in the amount of $980,000. Payments of $8,167 including principal and interest at the rate of LIBOR plus 2.75% are due monthly through April 2020, the remaining principal balance in the amount of $490,000 will be due May 29, 2020. During the three months ended September 30, 2018, the Company made payments of principal and interest on this note in the amounts of $24,500 and $8,340, respectively; during the nine months ended September 30, 2018, the Company made payments of principal and interest on this note in the amounts of $73,500 and $24,698, respectively.

	653,333	726,833

Term loan dated March 28, 2018 in the original amount of $1,500,000 payable to Fifth Third Bank. This loan is secured by the Company’s tangible and intangible personal property and bears interest at the rate of LIBOR plus 4.25%.  Principal payments in the amount of $83,333 are due monthly along with accrued interest beginning March 28, 2018. The entire principal balance and all accrued interest is due on the maturity date of August 28, 2019. During the three months ended September 30, 2018, the Company made principal and interest payments on this loan in the amounts of $249,999 and $17,593, respectively; during the nine months ended September 30, 2018, the Company made payments of principal and interest on this note in the amounts of $583,331 and $58,089, respectively.

	916,669	-

Note payable in the amount of $20,000 The Note was due in January 2006 and the Company is currently accruing interest on this note at 1.9%. During the three months ended September 30, 2018, the Company accrued interest in the amount of $93 on this note; during the nine months ended September 30, 2018, the Company accrued interest in the amount of $279 on this note	20,000	20,000

	September 30, 2018	December 31, 2017

Unsecured promissory note in the amount of $100,000 dated January 1, 2017 bearing interest at the rate of 2.91% per annum issued in connection with the Oasis acquisition. Payments in the amount of $4,297 consisting of principal and interest are to be made monthly beginning February 15, 2017 for twenty-four months until paid in full. During the three months ended September 30, 2018, the Company made principal and interest payments on this note in the amount of $12,733 and $158, respectively; during the nine months ended September 30, 2018, the Company made principal and interest payments on this note in the amount of $37,934 and $744, respectively.

	17,120	55,054

Capital lease obligations under a lease agreement for a forklift payable in thirty-six monthly installments of $274 including interest at the rate of 4.46%. During the three months ended September 30, 2018, the Company made principal payments in the amount of $813 and interest payments in the amount of $104 on this lease obligation. During the nine months ended September 30, 2018, the Company made principal payments in the amount of $2,4127 and interest payments in the amount of $54 on this lease obligation.	273	2,685

Capital lease obligations under a lease agreement for a forklift payable in thirty-six monthly installments of $579 including interest at the rate of 4.83%. During the three months ended September 30, 2018, the Company made principal payments in the amount of $1,736 and interest payments in the amount of $95 on this lease obligation; during the nine months ended September 30, 2018, the Company made principal payments in the amount of $4,946 and interest payments in the amount of $356 on this lease obligation.	7,314	12,160

Total	$1,860,409	$1,212,865

Current portion	$1,118,526	$346,855
Long-term maturities	741,883	866,010
Total	$1,860,409	$1,212,865

Aggregate maturities of long-term notes payable as of September 30, 2018 are as follows:

For the period ended September 30,

2019	$1,113,975
2020	152,901
2021	511,933
2022	54,600
2023	27,000
Total	$1,860,409

13. RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2018:

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

For the nine months ended September 30, 2017:

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

The Company acquired options to purchase 100,000 shares of the Company’s common stock from a director for $33,000, which was the difference between the exercise price of the options and the market price of the stock on the date of purchase

14. COMMITMENTS AND CONTINGENT LIABILITIES

Contingent Liability

Pursuant to the Oasis acquisition, the Company is contingently liable for certain performance-based payments over the twenty-four months following the acquisition date. At the time of acquisition, the Company believed it likely that the Earnout Payments would be made, and accordingly recorded the entire amount of $400,000 as a contingent liability on its balance sheet as of the acquisition date. During the three months ended March 31,, 2018, the Company paid the amount of $189,000 under the first Earnout Payment, and recorded a gain in the amount of $11,000 for the excess accrual. The amount of $200,000 related to the second Earnout Payment is carried as a current liability on the Company’s balance sheet at September 30, 2018.

Pursuant to the iGourmet Asset Purchase Acquisition, The Company has also recorded contingent liabilities in the amount of $787,800.  $392,900 is classified as a current contingent liability and $394,900 is classified as a non-current contingent liability at September 30, 2018.  This amount relates to certain performance based payments over the twenty-four months following the acquisition date as well as to certain additional liabilities that the Company has evaluated and has recorded on a contingent basis.

Pursuant to the Mouth Foods LLC Asset Acquisition, The Company has also recorded contingent liabilities in the amount of $305,000.  $172,500 is classified as a current contingent liability and $132,500 is classified as a non-current contingent liability at September 30, 2018.  These amounts relates to the estimate of certain performance based payments following the acquisition date as well as to certain additional liabilities that the Company has evaluated and has recorded on a contingent basis.

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

15. EQUITY

Common Stock

At September 30, 2018 and December 31, 2017, a total of 2,520,912 shares are deemed issued but not outstanding by the Company. These include 2,306,503 shares of treasury stock.

Nine months ended September 30, 2018:

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

Warrants

There were no warrants outstanding at September 30, 2018 or December 31, 2017.

Options

The following table summarizes the options outstanding at September 30, 2018 and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$1.10	75,000	2.62	$1.10	50,000	$1.10

$1.31	150,000	0.25	$1.31	150,000	$1.31

$1.38	100,000	1.17	1.38	100,000	$1.38

$1.43	50,000	0.25	$1.43	50,000	$1.43

$1.90	175,000	0.73	$1.90	175,000	$1.90
	550,000	0.89	$1.49	525,000	$1.51

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2017	1,510,000	$1.60

Granted	75,000	$1.10
Exercised	-	$-
Cancelled / Expired	(1,035,000)	$1.53

Options outstanding at September 30, 2018	550,000	$1.490

Aggregate intrinsic value of options outstanding and exercisable at September 30, 2018 and 2017 was $0 and $339,700, respectively.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.0.68 and $0.91 as of September 30, 2018 and 2017, respectively, and the exercise price multiplied by the number of options outstanding.

During the three months ended September 30, 2018 and 2017, the Company charged $24,285 and $0, respectively, to operations to recognized stock-based compensation expense for employee stock options. During the nine months ended September 30, 2018 and 2017, the Company charged $47,693 and $8,707, respectively, to operations related to recognized stock-based compensation expense for employee stock options.

Accounting for warrants and stock options

The Company valued warrants and stock options during the three months ended September 30, 2018 using the Black-Scholes valuation model utilizing the following variables:

September 30,
2018
Volatility	43.0%
Dividends	$-
Risk-free interest rates	2.67%
Term (years)	2.98

The Company valued warrants and stock options during the three months ended September 30, 2017 using the Black-Scholes valuation model utilizing the following variables:

September 30,
2017
Volatility	56.9%
Dividends	$-
Risk-free interest rates	0.87%
Term (years)	0.78-2.44

Restricted Stock Units (“RSUs”)

The Company had no RSUs outstanding during the three and nine months ended September 30, 2018.

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

●

 Disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police and military activities overseas and other disruptive worldwide political and economic events (including changes to tariffs) and environmental weather conditions.

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

Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $107,774 for doubtful accounts receivable at September 30, 2018, and $5,436 at September 30, 2017. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

Effective July 6, 2018, the Company, through its wholly-owned subsidiary M Innovations, LLC, entered into an asset purchase agreement to acquire certain of the assets of Mouth Foods, Inc.

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

Relationship with U.S. Foods

We have historically sold the majority of our products through a distributor relationship between FII and Next Day Gourmet, L.P., a subsidiary of U.S. Foods, a leading broadline distributor. These sales amounted to $7,559,430 (63% of total sales) and $7,604,308 (72% of total sales) for the three months ended September 30, 2018 and 2017 respectively, and $22,151,487 (63% of total sales) and $22,004,270 (72% of total sales) for the nine months ended September 30, 2018 and 2017, respectively. On January 26, 2015 we executed a contract between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods, Inc.  The term of the Agreement is from January 1, 2015 through December 31, 2016 and provides for a limited number of automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew.  Based on the terms, the Agreement was extended through 2018. Effective January 1, 2018 the Agreement was further amended to remove the cap on renewals, and provide for an unlimited number of additional 12-month terms unless either party notifies the other in writing, 30 days prior to the end date, of its intent not to renew.

RESULTS OF OPERATIONS

This discussion may contain forward looking-statements that involve risks and uncertainties. Our future results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenue

Revenue increased by $1,558,853 or approximately 15% to $12,054,490 for the three months ended September 30, 2018 from $10,495,637 in the prior year. The increases in revenues were driven by revenues associated with the Company’s wholly owned subsidiary, Innovative Gourmet.

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

Cost of goods sold

Our cost of goods sold for the three months ended September 30, 2018 was $8,523,505, an increase of $1,471,487 or approximately 21% compared to cost of goods sold of $7,052,018 for the three months ended September 30, 2017. Cost of goods sold is made up of the following expenses for the three months ended September 30, 2018: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $5,978,497; and shipping, delivery, handling, and purchase allowance expenses in the amount of $2,545,008.  Total gross margin was approximately 29% of sales in 2018 compared to approximately 33% of sales in 2017.  The increase in cost of goods sold is primary attributable to an increase in sales. The decrease in gross margins from 2017 is primarily attributable to variation in product and revenue mix as well as variations in cost of goods sold as a percentage of total expenses, across our various selling channels.

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

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $1,459,727 or approximately 77% to $3,354,315 during the three months ended September 30, 2018 compared to $1,894,588 for the three months ended September 30, 2017. The increase in selling, general, and administrative expenses was primarily due to an increase in SGA expenses associated with Innovative Gourmet. SGA expenses associated with M Innovations, increases in depreciation and amortization, and increases in legal and professional fees.

Interest expense, net

Interest expense, net of interest income, increased by $11,830 or approximately 73% to $27,969 during the three months ended September 30, 2018, compared to $16,139 during the three months ended September 30, 2017.  The increase was due primarily to increases associated with increase in the LIBOR rate and increases on loan balances.  The Company also had $1,358 of interest income during the three months ended September 30, 2018, a decrease of $16 compared to interest income of $1,342 in the prior period.

Income Tax Expense

Income tax expense for the three months ended September 30, 2018 was $0 compared to $0 in the prior period.

Net income

For the reasons above, the Company had net income for the three months ended September 30, 2018 of $148,701 which is a decrease of approximately 90% compared to a net income of $1,532,892 during the three months ended September 30, 2017. The income for the three months ended September 30, 2018 includes a total of $318,546 in non-cash charges, including amortization of intangible assets in the amount of $242,874, depreciation expense of $51,384, and non-cash compensation of $24,288. The income for the three months ended September 30, 2017 includes a total of $124,013 in non-cash charges, including amortization of intangible assets in the amount of $82,317, and depreciation expense of $41,696.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenue

Revenue increased by $4,465,575 or approximately 15% to $34,960,037 for the nine months ended September 30, 2018 from $30,494,462 in the prior year.

We continue to assess the potential of new revenue sources from the manufacturing or repackaging  and sale of proprietary food products, private label products and additional sales channel opportunities in both the foodservice and consumer space and will implement that strategy if, based on our analysis, we deem it beneficial to us.

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

Cost of goods sold

Our cost of goods sold for the nine months ended September 30, 2018 was $24,370,421, an increase of $3,785,148 or approximately 18% compared to cost of goods sold of $20,585,273 for the nine months ended September 30, 2017. Cost of goods sold is made up of the following expenses for the nine months ended September 30, 2018: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $17,290,192, and shipping, delivery, handling, and purchase allowance expenses in the amount of $7,080,229. Total gross margin was approximately 30% of sales in 2018 compared to approximately 33% of sales in 2017.  The increase in cost of goods sold is primary attributable to an increase in sales.  The decrease in gross margins from 2017 is primarily attributable to variation in product and revenue mix as well as variations in cost of goods sold as a percentage of total expenses, across our various selling channels.

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

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $3,159,725 or approximately 50% to $9,429,111 during the nine months ended September 30, 2018 compared to $6,269,386 for the nine months ended September 30, 2017. The increase in selling, general, and administrative expenses was primarily due to an increase in SGA expenses associated with Innovative Gourmet.  Increases in IT and software related expenses, professional and legal fees, depreciation and amortization, payroll taxes, employee benefit costs and SGA expenses associated with M Innovations also contributed to the increase.

Interest expense, net

Interest expense, net of interest income, decreased by $68,899 or approximately 43% to $89,013 during the nine months ended September 30, 2018, compared to $157,912 during the nine months ended September 30, 2017.  The decrease was due primarily to the elimination of interest associated with amortization of discounts associated with various notes payable.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2018 was $155,000 compared to $0 in the prior period. The Company has made an estimated payment of $155,000 for federal income taxes during the period. Due to a history of losses, there was no such income tax expense recognized in the prior period.

Net income

For the reasons above, the Company had net income for the nine months ended September 30, 2018 of $927,492 which is a decrease of $2,554,399 or approximately 73% compared to a net income of $3,481,891 during the nine months ended September 30, 2017. The income for the nine months ended September 30, 2018 includes a total of $841,981 in non-cash charges, including amortization of intangible assets in the amount of $648,177, depreciation expense of $146,108 and charges for non-cash compensation in the amount of $47,696. The income for the nine months ended September 30, 2017 includes a total of $910,269 in non-cash charges, including amortization of intangible assets in the amount of $288,451, depreciation expense of $120,832, charges for non-cash compensation in the amount of $315,968, and amortization of the discount on notes payable in the amount of $185,018.

Liquidity and Capital Resources at September 30, 2018

As of September 30, 2018, the Company had current assets of $7,125,892, consisting of cash and cash equivalents of $2,412,171; trade accounts receivable, net of $2,588,492; inventory of $1,899,452; and other current assets of $225,777.  Also at September 30, 2018, the Company had current liabilities of $3,394,459, consisting of trade payables and accrued liabilities of $1,466,863; accrued interest of $16,136; current portion of notes payable and capital leases of $1,118,526; deferred revenue of $27,534, and current portion of contingent liability of $765,400.

During the nine months ended September 30, 2018, the Company had cash provided by operating activities of $111,583.  Cash flow from operations consisted of the Company’s consolidated net income of $927,492 plus non-cash compensation in the amount of $47,696 and depreciation and amortization of $794,285, less the gain on settlement of contingent liability of $11,000. The Company’s cash position also decreased by $1,646,890 as a result of changes in the components of current assets and current liabilities.

The Company had cash used in investing activities of $3,135,334 for the nine months ended September 30, 2018, which consisted of cash paid related to the acquisition of Innovative Gourmet in the amount of $2,494,965, cash paid related to the acquisition of certain assets of Mouth in the amount of $208,355, cash paid for the acquisition of property and equipment in the amount of $382,014, and investment in a food related company in the amount of $50,000. The Company had cash provided by financing activities of $302,487 for the nine months ended September 30, 2018, which consisted of $1,500,000 of borrowings on a term loan, principal payments on debt of $846,556, principal payments on capital leases of $5,900, cash received from the exercise of options in the amount of $35,000, purchase of treasury stock in the amount of $24,057, cash paid for settlement of a contingent liability related to the Oasis acquisition in the amount of $189,000, and payments made for the purchase of options from officers, directors, and employees of $167,000.

The Company had net working capital of $3,731,433 as of September 30, 2018.  The Company had cash provided by operations during the nine months ended September 30, 2018 in the amount of $111,583. The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines and in new marketing and ecommerce channels.  Currently, we do not have any material long-term obligations other than those described in Note 12 to the financial statements included in this report. As we seek to increase our sales of new and current items and enter new markets, expand our product lines, acquire new businesses as well as identify new and other consumer and food service oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

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

SIGNATURE	TITLE	DATE

/s/ Sam Klepfish	Chief Executive Officer	November 14, 2018
Sam Klepfish

/s/ John McDonald	Principal Financial Officer	November 14, 2018
John McDonald