Form 10-K
period 2018-12-31
INNOVATIVE FOOD HOLDINGS INC
filed 2019-04-16
CIK 312257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended

December 31, 2018

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NUMBER: 0-9376

INNOVATIVE FOOD HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

FLORIDA	20-1167761
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
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

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $22,515,644 as of June 30, 2018, based upon a closing price of $0.76 per share for the registrant’s common stock on such date.

On April 12, 2019, a total of 36,427,354 shares of our common stock were outstanding.

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

Index

PART I

ITEM 1. Business

Our History

We (or “IVFH”) (or the “Company”) were initially formed in June 1979 as Alpha Solarco Inc., a Colorado corporation. From June 1979 through February 2003, we were either inactive or involved in discontinued business ventures. We changed our name to Fiber Application Systems Technology, Ltd in February 2003. In January 2004, we changed our state of incorporation by merging into Innovative Food Holdings, Inc. (IVFH), a Florida corporation formed for that purpose. As a result of the merger, we changed our name to that of Innovative Food Holdings, Inc. In January 2004, we also acquired Food Innovations, Inc. (“FII” or “Food Innovations”), a Florida corporation, for 500,000 shares of our common stock.

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

On June 30, 2014, pursuant to a purchase agreement, the Company purchased 100% of the membership interest of Organic Food Brokers, LLC, a Colorado limited liability company (“OFB”), for $300,000, 100,000 four year options at a price of $1.46 per share, and up to an additional $225,000 in earn-outs if certain milestones are met.

On August 15, 2014, pursuant to a merger agreement, the Company acquired The Fresh Diet, Inc. (“FD”). Effective February 23, 2016, the Company closed a transaction to sell 90% of its ownership in FD for consideration consisting primarily of a restructuring of our loans, which includes the ability to convert to additional amounts of FD under certain circumstances. There is no continuing cash inflows or outflows from or to the discontinued operations.

Pursuant to an Asset Purchase Agreement dated as of January 1, 2017 the Company’s wholly-owned subsidiary, Oasis Sales Corp. (“Oasis”), purchased substantially all of the assets of Oasis Sales and Marketing, L.L.C. for $300,000 cash;  a $200,000 structured equity instrument   which can be paid in cash or shares of the Company stock at the Company’s option, anytime under certain conditions, or is automatically payable via the issuance of 200,000 shares if the Company’s shares close above $1.00 for ten consecutive days; a $100,000 note;  and up to an additional $400,000 in earn-outs over two years if certain milestones are met.  The Agreement also contains claw-back provisions if certain revenue conditions are not met. The milestones have been met.

Effective January 24, 2018, pursuant to an asset acquisition agreement, our wholly-owned subsidiary, Innovative Gourmet LLC (“Innovative Gourmet”), acquired substantially all of the assets and certain liabilities of iGourmet LLC and iGourmet NY LLC, privately-held New York limited liability companies located in West Pittston, Pennsylvania  (collectively, “Sellers”) engaged in the sale, marketing, and distribution of specialty food and specialty food items through www.igourmet.com, online marketplaces, additional  direct-to-consumer platforms, distribution to foodservice, retail stores and other wholesale accounts, pursuant to the terms of an Asset Purchase Agreement. The consideration for and in connection with the acquisition consisted of:  (i) $1,500,000, which satisfied or reduced secured, priority and administrative debt of Sellers; (ii) in connection with and prior to the acquisition, our wholly-owned subsidiary, Food Funding, LLC (“Food Funding”), funded advances of $325,000 to Sellers on a secured basis, pursuant to certain loan documents and as bridge loans, which loans  were reduced by the proceeds of the Asset Purchase Agreement; (iii) the purchase for $200,000 of certain debt owed by Sellers, to be paid out of, if  available, Innovative Gourmet’s cash flow; (iv) potential contingent liability allocation for a percentage of Sellers’ approximately $2,300,000 of certain debt, not purchased or assumed by Innovative Gourmet, which  under certain circumstances, Innovative Gourmet may determine to pay; and (v) additional purchase price consideration of (a) up to a maximum of $1,500,000, if EBITDA of Innovative Gourmet reaches $800,000 thousand in 2018, (b) up to a maximum of $1,750,000, if EBITDA of Innovative Gourmet in 2019 exceeds its EBITDA in 2018 by at least 20% and if its EBITDA reaches $5,000,000; and (c) up to a maximum of $2,125,000, if EBITDA of Innovative Gourmet in 2020 exceeds its EBITDA in 2019 by at least 20% and if its EBITDA reaches $8,000,000. The EBITDA based earnout shall be paid 37.5% in cash, 25% in IVFH shares valued at the time of the closing of this transaction and 37.5%, at Innovative Gourmet’s option, in IVFH shares valued  at the time of the payment of the earnout or in cash. In connection with the acquisition, our wholly-owned subsidiary, Food Funding, purchased Seller’s senior secured note at a price of approximately $1,187,000, pursuant to the terms of a Loan Sale Agreement with UPS Capital Business Credit.  That note was reduced by the proceeds of the Asset Purchase Agreement.  See Item (i) above.

Index

Effective July 6, 2018, pursuant to an asset purchase agreement between Mouth Foods, Inc. (“Mouth”) and our wholly-owned subsidiary M Innovations LLC (“M Innovations”) (the “MFI APA”), the Company acquired certain assets of Mouth from MFI (assignment for the benefit of creditors), LLC, in connection with a Delaware assignment proceeding. The MFI APA was accounted for as an acquisition of an ongoing business where the Company was treated as the acquirer and the acquired assets and assumed liabilities were recorded by the Company at their preliminary estimated fair values. Mouth, a privately held New York company operating out of Brooklyn, was an expert curator and online retailer of high quality specialty foods from small-batch makers in the US.

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

Our Operations

Our business is currently conducted by our wholly-owned subsidiaries, Artisan, FII, Food New Media Group, Inc. (“FNM”), OFB, Gourmet Foodservice Group, Inc. (“GFG”), Gourmet Foodservice Warehouse, Inc. (“GFW”), Gourmeting Inc. (“Gourmeting”), The Haley Group, Inc. (“Haley”), Oasis, 4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.), (“Gourmet”), Innovative Gourmet (sometimes referred to herein as “Igourmet.com” or “Igourmet”), M Innovations, (sometimes referred to herein as “Mouth” or ” Mouth.com”) and Food Funding (collectively, IVFH and its subsidiaries, the “Company” or “IVFH”).

Overall, our business activities are focused around the creation and growth of a platform which provides distribution or the enabling of distribution of high quality, unique specialty food and food related products ranging from specialty foodservice products to Consumer-Packaged Goods (“CPG”) products through a variety of sales channels ranging from national partnership based and regionally based foodservice related sales channels to e-commerce sales channels offering products both direct to consumers (“D2C”) and direct to business (“B2B”).  In our business model, we receive orders from our customers and then work closely with our suppliers and our warehouse facilities to have the orders fulfilled.  In order to maintain freshness and quality, we carefully select our suppliers based upon, among other factors, their quality, uniqueness, reliability and access to overnight courier services.

FII, though its relationship with the producers, growers, and makers of thousands of unique specialty foodservice products and through its relationship with US Foods, Inc.  (“U.S. Foods” or “USF”), has been in the business of providing premium restaurants, within 24 – 72 hours, with the freshest origin-specific perishable, and healthcare products shipped directly from our network of vendors and from our warehouses. Our customers include restaurants, hotels, country clubs, national chain accounts, casinos, hospitals and catering houses.

Gourmet has been in the business of providing specialty food via e-commerce through its own website at www.forethegourmet.com and through other ecommerce channels, with unique specialty gourmet food products shipped directly from our network of vendors and from our warehouses within 24 – 72 hours. GFG is focused on expanding the Company’s program offerings to additional customers.

Artisan is a supplier of over 1,500 unique specialty foodservice products to over 500 customers such as chefs, restaurants, etc. in the Greater Chicago area and serves as a national fulfillment center for certain of the Company’s other subsidiaries.

Haley is a dedicated foodservice consulting and advisory firm that works closely with companies to access private label and manufacturers’ private label food service opportunities with the intent of helping them launch and commercialize new products in the broadline foodservice industry and assists in the enabling of the distribution of products via national broadline food distributors.

OFB and Oasis function as outsourced national sales and brand management teams for emerging organic and specialty food CPG companies of a variety of sizes and business stages and provides emerging and unique CPG specialty food brands with distribution and shelf placement access in all of the major metro markets in the food retail industry.

Igourmet has been in the business of providing DTC specialty food via e-commerce through its own website at www.igourmet.com and through other channels such as www.amazon.com, www.jet.com, and www.walmart.com. In addition, Igourmet.com offers a line of B2B specialty foodservice items. Products are primarily shipped directly from Igourmet.com’s 67,000 square feet warehouse in Pennsylvania via Igourmet.com owned trucks and via third party carrier directly to thousands of customers nationwide.

Index

Mouth (www.mouth.com) is an online retailer of specialty foods, monthly subscription boxes and curated gift boxes to thousands of consumers and corporate customers nationwide . Mouth sources high quality specialty foods crafted in the US by independent and small batch makers, and expertly curates them into standout food gifts for both consumers and corporate customers. Mouth also has launched a private label brand, including several award-winning products.

Our Products

We distribute over 7,000 perishable and specialty food and food related products, including origin-specific seafood, domestic and imported meats, exotic game and poultry, artisanal cheeses, freshly prepared meals, caviar, wild and cultivated mushrooms, micro-greens, organic farmed and manufactured food products, estate-bottled olive oils and aged vinegars and expertly curated food gift baskets, gift boxes and a full of line of food subscription based offerings. Products are sold under the brand of the respective vendor and are also offered under a variety of Company owned brands. In addition, we offer a line of niche specialty healthcare related products. On a regular basis we add additional products including new products from small batch makers and other unique specialty food products. We offer our nationwide customers access to the best food products available from around the world, quickly, most direct, and cost-effectively.

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

Customer Service and Logistics

Our foodservice focused, live chef-driven customer service department is available by telephone Monday through Thursday, from 8 a.m. to 6 p.m. and on Friday from 8 a.m. to 5 p.m., Florida time. Our consumer-focused multi-lingual, customer care specialists are available by live chat and telephone Monday through Thursday, from 9 a.m. to 7:00 pm (ET), and on Friday from 9:00 am to 5 pm (ET).  Our team is available and can be contacted 7 days a week via email and on social media platforms. The customer service departments are  made up of a team of chefs and culinary experts, including a team of culinary trained chefs, who are full-time employees of the Company, and who are experienced in all aspects of perishable and specialty products. By employing chefs and culinary experts to handle customer service, we are able to provide our customers with extensive information about our products, including:

●	Flavor profile and eating qualities

●	Recipe and usage ideas

●	Origin, seasonality, and availability

●	Cross utilization ideas and complementary uses of products

Our logistics team manages the shipping and delivery process of every package to ensure timely delivery of products to our customers. We have developed the web-based capability to allow customers to seamlessly receive and send personal orders and gifts according to their desired schedule.  The logistics manager receives shipping information on all products ordered, and packages are monitored from origin to delivery. In the event that delivery service is interrupted, our logistics department begins the process of expediting the package to its destination or potentially reshipping the package with a goal of 100% customer satisfaction for our customers. Our logistics manager works directly with our suppliers on an ongoing basis, to ensure that the appropriate packaging and shipping specifications are in place at all times.

Index

Relationship with U.S. Foods

We have historically sold the majority of our products, $30,386,189 and $29,854,522 for the years ended December 31, 2018 and 2017, respectively 57% of total sales in the year ended December 31, 2018 and 72% of total sales in the year ended December 31, 2017), through a distributor relationship between FII, one of our wholly-owned subsidiaries, and subsidiaries of U.S. Foods, a leading broadline distributor. On January 26, 2015 we executed a contract directly between FII and U.S. Foods (the “U.S. Foods Agreement”).  The term of the U.S. Foods Agreement was from January 1, 2015 through December 31, 2016 and provided for a limited number of automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew. Based on the terms, the U.S. Foods Agreement was extended through December 31, 2018. Effective January 1, 2018 the U.S. Foods Agreement was further amended to remove the cap on renewals, and provide for an unlimited number of additional 12-month terms unless either party notifies the other in writing, 30 days prior to the end date, of its intent not to renew.

Growth Strategy

While the U.S. economic recovery remains uncertain there appears to be much opportunity for the specialty food industry . Amidst efforts to increase overall efficiency and success, the specialty food industry has experienced general growth in sales through manufacture, retail, and distribution.  According to the State of the Specialty Food Industry report completed by the Specialty Food Association and Mintel in 2018, specialty food sales hit $140 billion in the U.S. in 2017. In addition, specialty food sales growth on the retail level was 12.9% vs 1.4% traditional food sales growth.  Moreover, product innovation and wider availability of specialty food continued to pay a part in the growth of the space.

Furthermore, smaller genuine brands or specialty brands continue to resonate with consumer and according to a recent Credit Suisse report, the combined market share of the 20 largest packaged food companies fell to 42.4% in 2018 from 46.8% in 2011. That same report indicated that 70% of the top 20 selling foods on Amazon.com were created by startups which is a further demonstration of the continuing shift towards unique higher quality specialty food items.

In addition, according to Mintel, online specialty food sales grew by 20.9% from 2015 to 2017 as consumers continue to shift their food buying patterns towards ecommerce as offerings continue to expand. We anticipate the opportunity to capitalize on those shifts in consumer purchasing and our ecommerce efforts will continue to focus on the niche, specialty and premium areas of the food ecommerce market as opposed to the everyday grocery needs.

For our continued growth within the specialty food space, we will continue to offer unique and premium quality products as well as new product introduction and innovation to our customers and potential customers. In addition, we plan on continuing to value and strive for a high level of personalized customer service.

We anticipate attempting to grow our business through:

-	Increased ecommerce conversion rates by improving the shopping experience on our website.
-	Growth in the number of unique visitors to our various ecommerce sites.
-	Maximize sales of current product catalog to our existing customers and potential new customers.
-	Introduction of new products to both our ecommerce and foodservice customers.
-	Expansion of availability of branded products and new brands which are consistent with the changing demands of customers in the U.S.
-	Leveraging Igourmet.com toward further expansion of our sales and distribution channels either organically or through acquisition.
-

Leveraging our platform to partner with both foodservice and other consumer oriented entities such as stores and celebrity brands, to offer unique product offerings related to specialty food and specialty food gifting.

Index

In addition to attempting to grow our current business, we believe that there are lateral opportunities in the food industry. We may consider the possibility of acquiring specialty food manufacturers, specialty food distributors, small specialty food brands, or specialty food e-commerce businesses, at some future point in time. We anticipate that, given our current cash flow levels, any acquisition could potentially involve the issuance of additional shares of our common stock or third party financing, which may not be available on acceptable terms. No acquisition will be consummated without thorough due diligence. No assurance can be given that we will be able to identify and successfully conclude negotiations with any potential target.

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

Competition

While we face intense competition in the marketing of our products and services, it is our belief that there are few companies, that offers such a broad range of customer service oriented, quality, chef driven products and specialty gourmet products, for delivery from same day to 72 hours.  Our primary competition is from local purveyors that supply a limited local market and have a limited range of products and from the other specialty gourmet distributors and specialty food retail stores or ecommerce stores, and from the national, regional or local expansion of specialty and non-specialty food distributers and food stores and food focused ecommerce sites. In addition, many purveyors are well established, have reputations for success in the development and marketing of these types of products and services and have significantly greater financial, marketing, distribution, personnel and other resources. These financial and other capabilities permit such companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors such as us, to enter into new markets and introduce new products and services.

Insurance

We maintain a general liability insurance policy with a per occurrence limit of $1,000,000 and aggregate policy covering $2,000,000 of liability for all entities except Innovative Gourmet, which carries a general liability insurance policy with a per occurrence limit of $2,000,000 and aggregate policy covering $4,000,000 of liability. All entities carry non-owned automobile bodily injury and property damage coverage with a limit of $1,000,000. The Company also carries an Umbrella policy of up to $10,000,000 which covers all entities except Artisan and Innovative Gourmet; Artisan carries a separate Umbrella policy of up to $5,000,000; Innovative Gourmet carries a separate Umbrella policy of up to $4,000,000; and Innovative Gourmet carries a separate Cyber policy of up to $2,000,000. Such insurance may not be sufficient to cover all potential claims against us and additional insurance may not be available in the future at a reasonable price

Government Regulation

Various federal and state laws currently exist, and more are sure to be adopted, regulating the delivery of fresh food products. We require specialty foodservice third-party vendors to certify that they maintain at least $3,000,000 liability insurance coverage and compliance with Hazard Analysis and Critical Control Point (HACCP), an FDA- and USDA-mandated food safety program, or a similar standard. Any changes in the government regulation of delivering of fresh food products that hinders our current ability and/or cost to deliver fresh products, could adversely impact our net revenues and gross margins and, therefore, our profitability and cash flows could also be adversely affected.

Employees

We currently employ 112 full-time employees, including 8 chefs and 1 executive officer. We believe that our relations with our employees are satisfactory. None of our employees are represented by a union.

Transactions with Major Customers

Transactions with a major customer and related economic dependence information is set forth (1) following our discussion of Liquidity and Capital Resources, (2) Under the heading Major Customer in Note 16 to the Consolidated Financial Statements, (3) in Business – Relationship with U.S. Foods, (4) as the second item under Risk Factors.

Index

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

ITEM 1A. Risk Factors

Prior to 2013, We Have a History of Losses Requiring Us to Seek Additional Sources of Capital.

As of December 31, 2018, we had an accumulated deficit of $24,957,536. We cannot assure you that we can achieve profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, or other extraordinary events occur, we will incur losses. Our possible success is dependent upon the successful development and marketing of our services and products, as well as continued expansion of our products and customers, as to which we can give no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel, marketing and promotions, reduced margins caused by competitive pressures and other economic and non-economic factors. These conditions may have a materially adverse effect upon us or may force us to curtail operations. In addition, we could require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. We can give no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Our inability in such instance to obtain sufficient funds from our operations or external sources could require us to curtail operations.

We Have Historically Derived Substantially Most of Our Revenue From One Client and if We Were to Lose Such Client and Be Unable to Generate New Sales to Offset Such Loss, We May Be Forced to Cease or Curtail Our Operations.

In 2003, Next Day Gourmet initially contracted with our subsidiary, Food Innovations, to handle the distribution of over 3,000 perishable and specialty food products to customers of USF.  Effective January 1, 2018, we executed a contract amendment between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods which provides for no limit on automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew. Our sales through USF’s sales force generated gross revenues for us of $30,386,189 in the year ended December 31, 2018, and $29,854,522 in the year ended December 31, 2017.  Those amounts contributed 57% of our total sales for 2018 and 72% of total sales in 2017. Our sales efforts within specialty foodservice are for the most part substantially dependent upon the efforts of the USF sales force. Although we have generated revenues from additional customers other than USF, if our relationship with USF were to be materially changed and we are unable to generate substantial new sales to offset such loss, we may be forced to significantly curtail our operations.

A Variety of Factors, Including Seasonality and the Economic Environment, May Cause Our Quarterly Operating Results to Fluctuate, Leading to Volatility in Our Stock Price.

Our quarterly results have fluctuated in the past and may fluctuate in the future, depending upon a variety of factors, including changes in economic conditions and shifts in the timing of holiday related purchases. While our annual sales have always had a significant seasonal aspect, this has increased with our acquisition of substantially all of the assets of iGourmet LLC and Mouth Foods, Inc, as further described below. As a result of the seasonal nature of our business, we would be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events such as a terrorist attack or economic shock that harm the retail environment or consumer buying patterns during our key selling season, or by events such as strikes or weather related delays that interfere with the shipment of goods, during the critical period of the holiday season.

Index

The Recent Acquisition of Substantially All of the Assets of iGourmet LLC and Mouth Foods, Inc Could Create Additional Risks to Our Business.

On January 23, 2018, our subsidiary Innovative Gourmet acquired substantially all of the assets of iGourmet, LLC.  On July 6, 2018 M Innovations LLC acquired substantially all of assets of Mouth Foods, Inc. This business is very seasonal in nature, which generates certain operational considerations and could exacerbate the seasonality of our business.  To wit, if Innovative Gourmet or Mouth does not have a strong holiday season, it likely will not be successful. In addition, while our subsidiary acquired only certain discrete liabilities of iGourmet LLC, creditors of iGourmet or Mouth may seek to impose liability on us or our subsidiaries, the payment of which, if required, could impair our cash flow and even if there may be no actual liability or responsibility to pay such claims, our challenge to such claims could involve significant legal fees and be a distraction to our management.  The business model of the assets acquired from iGourmet LLC and Mouth differ from our current businesses and operations, and therefore the success of its operations and its business model may create unforeseen complications requiring the use of our limited resources to resolve.

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

We rely on third party websites, search engines and affiliates with which we have strategic relationships for traffic. If these third-parties do not attract a significant number of visitors, we may not receive a significant number of online customers from these relationships and our revenues from these relationships may remain flat or decrease. There continues to be strong competition to establish or maintain relationships with leading Internet companies, and we may not successfully enter into additional relationships, or renew existing ones beyond their current terms. We may also be required to pay significant fees to maintain and expand existing relationships. Our online revenues may suffer if we do not enter into new relationships or maintain existing relationships or if these relationships do not result in traffic sufficient to justify their costs.

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

Index

If We Fail to Continuously Improve Our Website, it May Not Attract or Retain Customers.

If potential or existing customers do not find our websites including www.igourmet.com, www.mouth.com or any of the company’s other websites, a convenient place to shop, we may not attract or retain customers and our sales may suffer. To encourage the use of our website, we must continuously improve its accessibility, mobile capabilities, content and ease of use. In addition, customer traffic and our business would be adversely affected if competitors’ websites are perceived as easier to use or better able to satisfy customer needs. Furthermore, e-commerce conversion rates could be adversely affected by a variety of website related factors.

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

The growing use of online ad-blocking software, including on mobile devices, may also impact the success of our marketing efforts because we may reach a smaller audience and fail to bring more visitors to our websites. In addition, ongoing privacy regulatory changes may impact the scope and effectiveness of marketing and advertising services generally, including those used related to our websites.  We also seek to obtain website visitors through email. If we are unable to successfully deliver emails to potential customers or customers do not open our emails, whether by choice or because those emails are marked as low priority or spam, or for other reasons, our business could be adversely affected.  Social networking websites, such as Facebook and others are another source of visits to our websites. As ecommerce and social networking evolve, we must continue to evolve our marketing tactics accordingly and, if we are unable to do so, our business could be adversely affected.

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

The Laws with Respect to Taxes Have Changed and May Change Again Which Could Impact Our Operating Results.

The U.S. Congress has enacted legislation that significantly reforms the Internal Revenue Code of 1986, as amended.  The new legislation, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating losses, and allows for the expensing of certain capital expenditures.  Our net deferred tax assets and liabilities will be revalued at the newly enacted U.S. corporate rate, and the impact will be recognized in our tax expense in the year of enactment. We have adjusted our deferred tax assets and liabilities at December 31, 2018, using the new corporate rate of 21 percent; however, we base our estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. it is possible that the application of these new rules may have a material and adverse impact on our operating results, cash flows and financial condition.  Furthermore, the recent Supreme Court Ruling in South Dakota V. Wayfair, Inc, in which the Court upheld South Dakota’s economic nexus law, which requires companies to collect sales tax when their sales or the number of transactions with the state exceed certain thresholds. could have an adverse on our business. In addition, any other changes to applicable tax laws, whether on a federal or state level, could also decrease our ability to compete with traditional retailers, and otherwise harm our business.

Index

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

The specialty food and foodservice businesses are highly competitive.  We compete against other providers of quality foods, some of which sell their services globally, and some of these providers have considerably greater resources than we have. These competitors may have greater marketing and sales capacity, established distribution networks, significant goodwill and global name recognition.  Our e-commerce and product catalog websites and paper mailings compete with other e-commerce websites and other catalogs, and other specialty foodservice providers that market lines of products similar to ours. We compete with national, regional and local businesses utilizing a similar strategy, as well as traditional specialty food and foodservice distributors. The substantial sales growth in the direct-to-customer industry within the last decade has encouraged the entry of many new competitors, new business models, and an increase in competition from established companies. Furthermore, it may become necessary for us to reduce our prices in response to competition. This could negatively impact our ability to be profitable.

We Rely Upon Outside Vendors and Shippers for Our Specialty Food Products and Interruption in the Supply of Our Products or their Failure to Adhere to Our Quality Standards May Negatively Impact Our Revenues.

Shortages in supplies of the food products we sell may impair our ability to provide our services. Our vendors are independent and we cannot guarantee their future ability to source the products that we sell. Many of our products are wild-caught, and we cannot guarantee their availability in the future. Unforeseen strikes and labor disputes as well as adverse weather conditions may result in our inability to deliver our products in a timely manner. Also, if our suppliers fail to supply quality product in a timely and effective manner it could lead to an increase in recalls and customer litigation against us which could harm our brands’ images and negatively affect our business and operating results.  The success of our business depends, in part, on our ability to timely and effectively deliver merchandise (e.g.  fresh products) to our customers. We cannot control all of the various factors that might affect our fulfillment rates in direct-to-customer sales.  We are heavily dependent upon one national carrier for the delivery of our fresh products to our customers. Accordingly, we are subject to risks, including labor disputes, union organizing activity, inclement weather, technology breakdowns, natural disasters, the closure of their offices or a reduction in operational hours due to an economic slowdown, possible acts of terrorism, their ability to provide delivery services to meet our shipping needs, disruptions or increased fuel costs, and costs associated with any regulations to address climate change. Since our customers rely on us to deliver their orders daily or within 24-72 hours, delivery delays could significantly harm our business.

Index

In Order to be Successful, We Must be able to Enhance Our Existing Products and Develop and Introduce New Products and Services to Respond to Changing Market Demand.

The markets in which we operate are characterized by frequently changing customer demand and the introduction of new “flavors of the month” as certain foods become more and less popular. Changes in customer preferences and buying trends may also affect our products differently. We must be able to stay current with preferences and trends in specialty food and address the customer tastes for each of our target customer demographics. We must also be able to identify and adjust products to cater to customer demands and dietary needs. For example, a change in customer preferences for gluten free items may not correlate to a similar change in buying trends for other specialty food. In order to be successful, we must be able to enhance our existing products and anticipate and develop and introduce new products and services to respond to changing market demand for new tastes. The development and enhancement of services and products entails significant risks, including:

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

We seek to expand by acquiring complementary businesses or assets in our current or ancillary markets.  We cannot accurately predict the timing, size and success of our acquisition efforts and the associated capital commitments that might be required.  We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities available to us and may lead to higher acquisition prices.  There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses, if any, without substantial costs, delays or other operational or financial difficulties. In addition, acquisitions involve a number of other risks, including:

●	failure of the acquired businesses or assets acquired to achieve expected results;
●	failure to integrate acquired business or assets into current operations
●	diversion of management’s attention and resources to acquisitions;
●	failure to retain key customers or personnel of the acquired businesses or assets;
●	disappointing quality or functionality of acquired equipment and people; and
●	risks associated with unanticipated events, liabilities or contingencies.

Client dissatisfaction or performance problems at a single acquired business could negatively affect our reputation.  The inability to acquire businesses on reasonable terms or successfully integrate and manage acquired companies, or the occurrence of performance problems at acquired companies, both prior and after acquisition, could result, or has resulted, in dilution, potential violations of bank covenants, unfavorable accounting treatment or one-time charges, and difficulties in successfully managing our business, requiring us to expend additional effort and expense in obtaining waivers, settling matters and otherwise addressing any such issues.

Index

Our Future Results Depend on Continued Evolution of the Internet and its Use by Consumers and Businesses for Buying Our Products.

Our future results can depend on the use of the Internet for information, publication, distribution and commerce. Our growth may also be dependent on increasing availability to business consumers of broadband Internet access which will allow such persons to access higher-capacity content through the Internet. Our business could suffer if Internet usage and broadband availability does not continue to grow and evolve.  In addition, the concept of ordering food, including ingredients, is a relatively new concept and represents a change from the way it had been previously done.

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

A portion of our customer orders are placed through our e-commerce websites and a significant portion of our orders are submitted via networked applications. In addition, a significant portion of sales made through our retail channel require the collection of certain customer data, such as credit card information. In order for our sales channels to function and develop successfully, we and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information, securely over public networks. Third parties may have the technology or knowledge to breach the security of customer transaction data. Although we take the security of our systems and the privacy of our customers’ confidential information extremely seriously, we cannot guarantee that our security measures will effectively prevent others from obtaining unauthorized access to our information and our customers’ information. Any person who circumvents our security measures could destroy or steal valuable information or disrupt our operations. Any security breach could cause consumers to lose confidence in the security of our websites and choose not to purchase from us. Any security breach could also expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and harm our reputation, any of which could harm our business.

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

We have significant operations in Florida, Illinois, and in other areas where weather or other events such as an earthquake, tsunami, hurricane, flood, fire, high winds, extreme heat or cold, or other natural or manmade events, could disrupt our operations and impair production or distribution of our products, damage inventory, interrupt critical functions, or otherwise affect our business negatively, adversely affecting our results of operations.

Index

Declines in General Economic Conditions and the Resulting Impact on Consumer Confidence and Consumer Spending Could Adversely Impact Our Results of Operations.

Our financial performance is subject to declines in general economic conditions and the impact of such economic conditions on levels of consumer confidence and consumer spending. Consumer confidence and consumer spending may deteriorate significantly, and could remain depressed for an extended period of time. Consumer purchases of discretionary items, including specifically our merchandise, generally decline during periods when disposable income is limited, unemployment rates increase, and consumer perceptions of personal well-being and security declines or there is economic uncertainty. An uncertain economic environment, could adversely impact our business and operating results.

We Are and May Be Subject to Regulatory Compliance and Legal Uncertainties.

Changes in government regulation and supervision or proposed Department of Agriculture or other regulatory agency reforms or rule changes could impair our sources of revenue and limit our ability to expand our business. In the event any future laws or regulations are enacted which apply to us, we may have to expend funds and/or alter our operations to insure compliance.  New legislation or regulation, or the application of existing laws and regulations to the areas related to our business could add additional costs and risks to doing business. In addition, we are subject to regulations applicable to businesses generally and laws and regulations directly applicable to communications over the Internet and access to e-commerce. In addition, it is possible that a number of laws and regulations may be adopted with respect to the Internet and other areas of our business, covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust, taxation and characteristics and quality of products and services.

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

We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business.  Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly arbitration or litigation, require significant amounts of management time and result in the diversion of significant operational resources. Even if we believe that we have meritorious defenses against these actions, and we resolve to vigorously defend against them, the cost of defending against all these types of claims against us or the ultimate resolution of such claims, whether by settlement or adverse court decision, may harm our business and operating results and may be in excess of any amounts previously reserved for legal expenses. In addition, the increasingly regulated business environment and the nature of our products may result in a greater number of enforcement actions and private litigation. This could subject us to increased exposure to stockholder lawsuits. Also, we (and our affiliates) may be subject to attempts to bring legal claims by creditors and other third parties related to the liabilities or potential liabilities, of our former subsidiary, FD, or of iGourmet LLC, or of the liabilities related to any company whose assets we acquired or do business with.

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

Index

We will remain a smaller reporting company until the beginning of a year in which we had a public float of $250 million held by non-affiliates or revenues below $100 million and a public float below $750 million, in each case as of the last business day of the second quarter of the prior year.

We Do Not Have Three Independent Directors On Our Compensation or Audit Committee, so Shareholders Will Have to Rely on Only Two Independent Directors to Perform These Functions.

We do not have three independent directors.  Accordingly, our audit and compensation committees are comprised of only two independent directors. Until we have sufficient independent directors to fully staff the Committees, there may be less oversight of management decisions and activities and we may be unable to uplist to the New York Stock Exchange or NASDAQ.

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

ITEM 2. Properties

On March 8, 2013, we purchased a building and property located at 28411 Race Track Road, Bonita Springs, Florida 34135.  The property consists of approximately 1.1 acres of land and close to 10,000 square feet of combined office and warehouse space.  The purchase price of the property was $770,000 and was financed in part by a five year mortgage in the amount of $546,000. In March 2018, the remaining balance under this mortgage was extended to February 28, 2023. The company relocated all of its Florida-based office and warehouse facilities into this facility on July 15, 2013.

Index

On May 14, 2015, we purchased a building and property located at 2528 S. 27th Avenue, Broadview, Illinois 60155. The property consists of approximately 1.33 acres of land and approximately 28,711 square feet of combined office and warehouse space. The purchase price of $914,350 was initially financed primarily by a draw-down of $900,000 on the Company’s credit facility with Fifth Third Bank. On May 29, 2015, a permanent financing facility was provided by Fifth Third Bank in the form of a loan in the amount of $980,000. $900,000 of this amount was used to pay the balance of the credit facility; the additional $80,000 was used for refrigeration and other improvements at the property. The interest on the loan is at the LIBOR rate plus 3.0%.  The building is used for office and warehouse space primarily for the Company’s Artisan subsidiary.  We have also recently completed an additional property improvement and upgrade buildout at the Artisan building which include a fully functional commercial test kitchen and training center and conference room. The test kitchen and training room will be used by Artisan and other subsidiaries of the Company for the purposes of new product testing and development and approval, Quality Assurance and Quality Control as well as sales presentations and customer demonstrations. In addition, we recently added a packaging room to the Artisan building, which is built to FDA, FSMA and SQF food safety standards and purchased new, technologically advanced semi-automated fillers for the packaging room. The packaging room addition will allow for expansion of proprietary private label product lines as well as packing of organic, non GMO, diet specific and other specialty foods. The test kitchen, packaging room and additional improvements were financed by a loan from Fifth Third Bank.

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

Not Applicable.

Index

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prices for our common stock are quoted on the OTCQB. Since March 2004, our common stock has traded under the symbol “IVFH”.  Prior thereto, our common stock traded under the symbol “FBSN”.  36,427,354 shares of our common stock were outstanding as of April 12, 2019.  The following table sets forth the high and low closing sales prices of our common stock as reported in the OTCQB for each full quarterly period within the two most recent fiscal years.

Fiscal Year Ending December 31, 2018	HIGH	LOW
First Quarter	$1.23	$1.01
Second Quarter	1.05	0.75
Third Quarter	0.77	0.53
Fourth Quarter	0.67	0.45

Fiscal Year Ending December 31, 2017	HIGH	LOW
First Quarter	$0.65	$0.40
Second Quarter	0.56	0.38
Third Quarter	0.52	0.39
Fourth Quarter	0.54	0.40

The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On April 12, 2019, the closing price of our common stock as reported by the OTC Market was $0.47.

Security Holders

On April 12, 2019, there were approximately 53 record holders of our common stock.  In addition, we believe there are at least several hundred additional beneficial owners of our common stock whose shares are held in “street name.”

Dividends

We have not paid dividends during the three most recently completed fiscal years, and have no current plans to pay dividends on our common stock. We currently intend to retain all earnings, if any, for use in our business.

Recent Sales and Other Issuances of Our Equity Securities

During the twelve months ended December 31, 2018, the Company had the following previously unreported transactions:

On March 18, 2019, the Company issued 131,136 shares of common stock to employees for accrued bonuses earned in prior periods. The shares were awarded in the gross amount of 182,581 and issued in the net amount of 131,136; the difference of 51,445 shares were withheld for income taxes.

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

December 31, 2018

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Price	of Options	Life (years)
$0.75	50,000	3.00
$0.95	50,000	3.00
$1.10	75,000	2.37
$1.31	100,000	0.01
$1.38	100,000	0.92
$1.50	125,000	3.00
$1.90	175,000	0.48
$2.00	125,000	3.00
$2.50	125,000	3.00
$3.00	125,000	3.00
$2.05	1,050,000	2.05

December 31, 2017

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company at December 31, 2017:

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

Index

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2018, the following shares are issuable pursuant to outstanding stock options, warrants, and rights issued under the 2011 Stock Option Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,050,000		$1.80		95,205,000
Equity compensation plans not approved by shareholders	-	$	N/A	$	N/A

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

(a) Warrants:

There were no warrants outstanding at December 31, 2018 and 2017.

(b) Embedded conversion features of notes payable:

There were no outstanding convertible notes outstanding at December 31, 2018 and 2017:

(c)   Stock options:

The Company accounts for options in accordance with FASB ASC 718-40.  Options are valued upon issuance utilizing the Black-Scholes valuation model.  Option expense is recognized over the requisite service period of the related option award.  The following table illustrates certain key information regarding our options and option assumptions at December 31, 2018 and 2017:

	December 31,
	2018		2017
Number of options outstanding		1,050,000		1,510,000
Value at December 31		N/A		N/A
Number of options issued during the year		675,000		950,000
Value of options issued during the year		$32,700		$78,483
Number of options recognized during the year		75,000		0
Number of options exercised or expired during the year		1,135,000		1,885,000
Value of options recognized during the year		$8,096		$38,847
Revaluation (gain) during the period	$	N/A	$	N/A

Black-Scholes model variables:
Volatility		43.05-48.14%		47.3-56.9%
Dividends		0		0
Risk-free interest rates		2.67-2.91%		0.87-2.0%
Term (years)		3.00-3.13		0.8-2.5

Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $155,176 for doubtful accounts receivable at December 31, 2018, and $63,267 at December 31, 2017. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

Income Taxes

The Company has a history of losses, and as such has recorded no liability for income taxes. Until such time as the Company begins to provide evidence that a continued profit is a reasonable expectation, management will not determine that there is a basis for accruing an income tax liability. These estimates have been accurate in the past. At December 31, 2018, the Company has a net operating loss carryforward of approximately $1.4 million.

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

On November 2, 2012, the Company entered into an asset purchase agreement (the “Haley Acquisition”) with The Haley Group, LLC whereby we acquired all existing assets of The Haley Group, LLC and its customers. The Haley Acquisition was valued at a total cost of $119,645.  On June 30, 2014, pursuant to a purchase agreement, the Company purchased 100% of the membership interest of Organic Food Brokers, LLC, a Colorado limited liability company (“OFB”), for $300,000, 100,000 four year options at a price of $1.46 per share, and up to an additional $225,000 in earn-outs if certain milestones are met. Pursuant to an Asset Purchase Agreement dated as of January 1, 2017 the Company’s wholly-owned subsidiary, Oasis Sales Corp. (“Oasis”), purchased substantially all of the assets of Oasis Sales and Marketing, L.L.C. for $300,000 cash;  a $200,000 structured equity instrument which can be paid in cash or shares of the Company stock at the Company’s option, anytime under certain conditions, or is automatically payable via the issuance of 200,000 shares if the Company’s shares close above $1.00 for ten consecutive days; a $100,000 note;  and up to an additional $400,000 in earn-outs over two years if certain milestones are met.  The Agreement also contains claw-back provisions if certain revenue conditions are not met.

On August 15, 2014, pursuant to a merger agreement, the Company acquired The Fresh Diet, Inc. (“FD”).  Effective February 23, 2016, the Company closed a transaction to sell 90% of our ownership in FD for consideration consisting primarily of a restructuring of our loans, which includes the ability to convert to additional amounts of FD under certain circumstances. There is no continuing cash inflows or outflows from or to the discontinued operations.

Index

Effective January 24, 2018, pursuant to an asset acquisition agreement (the “iGourmet Asset Acquisition Agreement”), our wholly-owned subsidiary, Innovative Gourmet, LLC acquired substantially all of the assets and certain liabilities of iGourmet LLC and iGourmet NY LLC, privately-held New York limited liability companies located in West Pittston, Pennsylvania  and engaged in the sale, marketing, and distribution of specialty food and specialty food items through www.igourmet.com, online marketplaces, additional  direct-to-consumer platforms, distribution to foodservice, retail stores and other wholesale accounts, pursuant to the terms of an Asset Purchase Agreement. The consideration for and in connection with the acquisition consisted of:  (i) $1,500,000, which satisfied or reduced secured, priority and administrative debt of Sellers; (ii) in connection with and prior to the acquisition, our wholly-owned subsidiary, Food Funding, LLC (“Food Funding”), funded advances of $325,000 to Sellers on a secured basis, pursuant to certain loan documents and as bridge loans, which loans  were reduced by the proceeds of the Asset Purchase Agreement; (iii) the purchase for $200,000 of certain debt owed by Sellers, to be paid out of, if  available, Innovative Gourmet’s cash flow; (iv) potential contingent liability allocation for a percentage of Sellers’ approximately $2,300,000 of certain debt, not purchased or assumed by Innovative Gourmet, which  under certain circumstances, Innovative Gourmet may determine to pay; and (v) additional purchase price consideration of (a) up to a maximum of $1,500,000, if EBITDA of Innovative Gourmet reaches $800,00 in 2018, (b) up to a maximum of $1,750,000, if EBITDA of Innovative Gourmet in 2019 exceeds its EBITDA in 2018 by at least 20% and if its EBITDA reaches $5,000,000; and (c) up to a maximum of $2,125,000, if EBITDA of Innovative Gourmet in 2020 exceeds its EBITDA in 2019 by at least 20% and if its EBITDA reaches $8,000,000. The EBITDA based earnout shall be paid 37.5% in cash, 25% in IVFH shares valued at the time of the closing of this transaction and 37.5%, at Innovative Gourmet’s  option, in IVFH shares valued  at the time of the payment of the earnout or in cash. The 2018 earnout milestone was not met. In connection with the acquisition, our wholly-owned subsidiary, Food Funding, purchased Seller’s senior secured note at a price of approximately $1,187,000, pursuant to the terms of a Loan Sale Agreement with UPS Capital Business Credit.  That note was reduced by the proceeds of the Asset Purchase Agreement.  See Item (i) above.

Effective July 6, 2018, pursuant to an asset purchase agreement between Mouth Foods, Inc. (“Mouth”) and our wholly-owned subsidiary M Innovations LLC (“M Innovations”)(the “MFI APA”), the Company acquired certain assets of Mouth from MFI (assignment for the benefit of creditors), LLC, in connection with a Delaware assignment proceeding. The MFI APA was accounted for as an acquisition of an ongoing business where the Company was treated as the acquirer and the acquired assets and assumed liabilities were recorded by the Company at their preliminary estimated fair values. Mouth, a privately held New York company operating out of Brooklyn, was an expert curator and online retailer of high quality specialty foods from small-batch makers in the US.

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

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenue

Revenue increased by $11,680,809 or approximately 28.3% to $52,925,526 for the year ended December 31, 2018 from $41,244,717 in the prior year.

Index

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

Cost of goods sold

Our cost of goods sold for the twelve months ended December 31, 2018 was $36,841,530 an increase of $9,222,504 or approximately 33.4% compared to cost of goods sold of $27,619,026 for the twelve months ended December 31, 2017. Cost of goods sold is made up of the following expenses for the twelve months ended December 31, 2018: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $25,910,840; and shipping, delivery, handling, and purchase allowance expenses in the amount of $10,930,690. Total gross margin was approximately 30.4% of sales in 2018 compared to approximately 33.0% of sales in 2017.  The increase in cost of goods sold is primary attributable to an increase in sales.  The decrease in gross margins from 2017 are primarily attributable to variation in product and revenue mix across our various selling channels.

In 2018, we continued to price our products in order to gain market share and increase the number of our end users and ecommerce customers. We were successful in both increasing sales and increasing market share.  We currently expect, if market conditions and our product revenue mix remain constant, that our cost of goods sold may increase.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $5,191,953 or approximately 58.1% to $14,128,662 during the twelve months ended December 31, 2018 compared to $8,936,709 for the twelve months ended December 31, 2017. The increase in selling, general, and administrative expenses was primarily due to an increase in payroll and related costs of approximately $2,552,314 (net of a decrease in non-cash compensation in the amount of $364,618), an increase in depreciation and amortization of $548,754, an increase in facilities costs of $583,440, and an increase in advertising and marketing of $437,744, increase in professional fees of $356,072 and increases in technology related costs of $197,763 The increases were due primarily to the acquisition of certain assets of iGourmet LLC and Mouth in 2018, the expansion of facilities capabilities to support the anticipated launch of  proprietary branded products professional  expenses related  the acquisition of certain assets of iGourmet LLC and Mouth Foods Inc., and in addition, to other legal, litigation, professional and accounting related expenses in 2018.

Interest expense, net

Interest expense, net of interest income, decreased by $44,485 or approximately 27.7% to $115,435 during the twelve months ended December 31, 2018, compared to $159,720 during the twelve months ended December 31, 2017.  The decrease was due primarily to a decrease in amortization of the discount on notes payable, which was $0 for the twelve months ended December 31, 2018, compared to $185,018 during the twelve months ended December 31, 2017.  Interest accrued or paid on the Company’s commercial loans and notes payable increased by $46,130 to $122,765 during the current period, compared to $76,635 during the prior year, and interest income decreased by $8,514 to $7,330 during the current period compared to $15,844 during the prior year. The Company also had a reduction of interest in the prior year as a result of negotiations with certain noteholders which resulted in a reduction of accrued interest in the amount of $86,089; there was no such transaction during the current year.

Index

Income Tax Expense

Income tax expense for the year ended December 31, 2018 was $155,000 compared to $0 in the prior period.

Net income

For the reasons above, the Company had net income for the twelve months ended December 31, 2018 of $1,695,899 which is a decrease of approximately $2,833,363 or 62.6% compared to a net income of $4,529,262 during the twelve months ended December 31, 2017. The income for the year ended December 31, 2018 includes a total of $1,149,628 in non-cash charges, including amortization of intangible assets in the amount of $885,001, depreciation expense of $197,222, and charges for non-cash compensation in the amount of $67,405. The income for the year ended December 31, 2017 includes a total of $1,158,265 in non-cash charges, including amortization of intangible assets in the amount of $370,768, depreciation expense of $162,705, charges for non-cash compensation in the amount of $439,774, and amortization of the discount on notes payable in the amount of $185,018.

Liquidity and Capital Resources at December 31, 2018

As of December 31, 2018, the Company had current assets of $10,245,251, consisting of cash and cash equivalents of $4,759,817; trade accounts receivable of $3,039,756; inventory of $2,301,377;  and other current assets of $144,301.  Also at December 31, 2018, the Company had current liabilities of $5,667,318, consisting of trade payables and accrued liabilities of $3,689,868; accrued interest of $16,402; deferred revenue of $559,315; current portion of notes payable and capital leases of $928,857; and current portion of contingent liability of $472,876.

During the year ended December 31, 2018, the Company had cash provided by operating activities of $2,560,779.  Cash flow from operations consisted of the Company’s consolidated net income of $1,695,899 plus non-cash compensation in the amount of $67,405; depreciation and amortization of $1,082,224; and provision for doubtful accounts of $5,099. These amounts were partially offset by a gain on settlement of a contingent liability in the amount of $11,000. The Company’s cash position decreased by $278,848 as a result of changes in the components of current assets and current liabilities.

The Company had cash used in investing activities of $3,321,902 for the year ended December 31, 2018, which consisted of cash paid in the acquisitions of iGourmet LLC and Mouth Food Inc. in the aggregate amount of $2,703,320, cash paid for the acquisition of property and equipment in the amount of $480,582; and paid for investments in food related companies in the amount of $138,000.

The Company had cash provided by financing activities of $387,505 for the year ended December 31, 2018, which consisted of borrowings on loans and notes payable in the amount of $1,891,558; principal payments made on notes payable of $1,147,533; principal payments on capital leases of $11,463, payments made for the purchase of treasury stock of $24,057; and payments made for the purchase of options from officers, directors, and employees of $167,000.  The Company also received cash of $35,000 from the exercise of stock options, and paid cash of $189,000 in the settlement of a contingent liability related to the Oasis acquisition.

The Company had net working capital of $4,577,933 as of December 31, 2018. The Company had cash provided by operations during the year ended December 31, 2018 in the amount of $2,560,779. This compares to cash generated from operating activities of $3,419,402 during the year ended December 31, 2017.  The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines.  Currently, we do not have any material long-term obligations other than those described in Note 12 to the financial statements included in this report. As we seek to increase our sales of new items and enter new markets, acquire new businesses as well as identify new and other consumer and food service oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

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

Index

2019 Plans

During 2019, in addition to our efforts to increase sales in our existing foodservice operations we plan to attempt to expand our business by expanding our focus to additional specialty foods markets in both the consumer and foodservice sector, exploring potential acquisition and partnership opportunities and continuing to extend our focus in the specialty food market through the growth of the Company’s existing sales channels and through a variety of additional sales channel relationships which are currently being explored. In addition, we are currently exploring the introduction of a variety of new product categories and new product lines, including private label products and proprietary branded products to leverage our existing foodservice and consumer customer base.

Furthermore, the Company intends to expand its activities in the direct to consumer space and the overall consumer packaged goods (CPG) space through leveraging the assets acquired from iGourmet LLC and Mouth Foods, Inc. and through leveraging its overall capabilities in the consumer space.

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

Transactions with Major Customers

The Company's largest customer, U.S. Foods, Inc. and its affiliates, accounted for approximately 57% of total sales in the year ended December 31, 2018 and 72% of sales in the year ended December 31, 2017; and approximately 46% of total sales in the fourth quarter of 2018 compared to 73% of total sales in the fourth quarter of 2017.   A contract between our subsidiary, Food Innovations, and USF entered an optional renewal period in December 2012 but was automatically extended for an additional 12 months in each of January 1, 2013 and 2014.  On January 26, 2015 we executed a contract directly between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods, Inc.  The term of the Agreement was from January 1, 2015 through December 31, 2016 and provided for a limited number of automatic annual renewals thereafter if no party gives the other 30 days' notice of its intent not to renew.  Based on the terms, the Agreement was extended through 2018. Effective January 1, 2018 the Agreement was further amended to remove the cap on renewals, and provide for an unlimited number of additional 12-month terms unless either party notifies the other in writing, 30 days prior to the end date, of its intent not to renew.

Index

ITEM 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Innovative Food Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Innovative Food Holdings, Inc., and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

April 16, 2019

Index

Innovative Food Holdings, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$4,759,817	$5,133,435
Accounts receivable, net	3,039,756	2,042,505
Inventory	2,301,377	937,962
Notes receivable	-	325,500
Other current assets	144,301	86,730
Total current assets	10,245,251	8,526,132

Property and equipment, net	2,456,610	1,955,250
Investments	339,525	201,525
Other amortizable intangible assets, net	1,282,855	968,916
Goodwill and other unamortizable intangible assets	3,058,708	368,000
Total assets	$17,382,949	$12,019,823

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,689,868	$1,836,559
Accrued interest	16,402	15,860
Deferred revenue	559,315	-
Notes payable - current portion	928,857	346,855
Contingent liability - current portion	472,876	200,000
Total current liabilities	5,667,318	2,399,274

Contingent liability - long-term	357,600	200,000
Note payable - long term portion	1,196,245	866,010
Total liabilities	7,221,163	3,465,284
Stockholders' equity

Common stock: $0.0001 par value; 500,000,000 shares authorized; 36,296,218 and 36,080,519 shares issued, and 33,708,638 and 33,509,407 shares outstanding at December 31, 2018 and 2017, respectively	3,627	3,605
Additional paid-in capital	36,132,065	36,196,682
Treasury stock: 2,373,171 and 2,276,703 shares outstanding at December 31, 2018 and 2017, respectively	(1,016,370)	(992,313)
Accumulated deficit	(24,957,536)	(26,653,435)
Total stockholders' equity	10,161,786	8,554,539

Total liabilities and stockholders' equity	$17,382,949	$12,019,823

See notes to consolidated financial statements.

Index

Innovative Food Holdings, Inc.

Consolidated Statements of Operations

	For the Twelve	For the Twelve
	Months Ended	Months Ended
	December 31,	December 31,
	2018	2017

Revenue	$52,925,526	$41,244,717
Cost of goods sold	36,841,530	27,619,026
Gross margin	16,083,996	13,625,691
Selling, general and administrative expenses	14,128,662	8,936,709
Total operating expenses	14,128,662	8,936,709

Operating income	1,955,334	4,688,982

Other income (expense:)
Gain on settlement of contingent liability	(11,000)	-
Interest expense, net	115,435	159,720
Total other expense	104,435	159,720

Net income before taxes	1,850,899	4,529,262

Income tax expense	155,000	-

Net income	$1,695,899	$4,529,262

Net income per share - basic	$0.05	$0.15

Net income per share - diluted	$0.05	$0.15

Weighted average shares outstanding - basic	33,983,620	29,846,136

Weighted average shares outstanding - diluted	33,983,620	29,969,699

See notes to consolidated financial statements.

Index

Innovative Food Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Twelve	For the Twelve
	Months Ended	Months Ended
	December 31,	December 31,
	2018	2017

Cash flows from operating activities:
Net income	$1,695,899	$4,529,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,082,224	533,473
Stock based compensation	67,405	439,774
Provision for doubtful accounts	5,099	-
Gain on settlement of contingent liability	(11,000)	-
Amortization of discount on notes payable	-	185,018

Changes in assets and liabilities:
Accounts receivable, net	(821,735)	-
Inventory and other current assets, net	(1,246,310)	(154,266)
Accounts payable and accrued liabilities	1,530,476	(1,544,749)
Deferred revenue	328,145	(504,110)
Contingent liabilities	(69,424)	-
Accrued liabilities - related party	-	(65,000)
Net cash provided by operating activities	2,560,779	3,419,402

Cash flows from investing activities:
Cash related to the igourmet asset acquisition	(2,494,965)	-
Cash related to the Mouth Foods asset acquisition	(208,355)	-
Acquisition of property and equipment	(480,582)	(49,845)
Cash paid in the acquisition of Oasis	-	(300,000)
Investment in food related company	(138,000)	(325,500)
Net cash used in investing activities	(3,321,902)	(675,345)

Cash flows from financing activities:
Purchase of stock options from officers, directors, and employees	(167,000)	(163,925)
Common stock sold for exercise of warrants	-	196,741
Cash received from exercise of stock options	35,000	105,000
Cash paid in settlement of contingent liability - Oasis acquisition	(189,000)	-
Borrowings on term loan	1,500,000	-
Proceeds from line of credit	391,558	-
Purchase of treasury stock	(24,057)	(505,660)
Principal payments on debt	(1,147,533)	(997,544)
Principal payments capital leases	(11,463)	(9,287)
Net cash provided by (used in) financing activities	387,505	(1,374,675)

(Decrease) increase in cash and cash equivalents	(373,618)	1,369,382

Cash and cash equivalents at beginning of year	5,133,435	3,764,053

Cash and cash equivalents at end of year	$4,759,817	$5,133,435

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$122,232	$74,341
Taxes	$155,000	$-

Non-cash investing and financing activities:
Common stock issued for conversion of note payable by related party	$-	$164,650
Issuance of 200,000 shares of common stock pursuant to structured equity agreement	$-	$200,000
Capital lease for purchase of fixed assets	$179,675	$-

See notes to consolidated financial statements.

Index

Innovative Food Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

	December 31,		Common
	Common Stock		Stock		Treasury stock		Accum
	Amount	Value	Subscribed	APIC	Amount	Value	Deficit	Total

Balance at December 31, 2016	25,301,809	$2,528	$-	$33,974,470	519,254	$(174,949)	$(31,182,697)	$2,619,352

Issuance of comm stock for exercise of warrants	499,421	49	-	196,692	-	-	-	196,741

Purchase of stock options from employees, officers, and directors	-	-	-	(163,925)	-	-	-	(163,925)

Issuance of common stock to employees	2,480,392	248	-	(25,991)	-	-	-	(25,743)

Issuance of shares for conversion of notes payable and accrued interest	5,285,027	529	-	1,319,928	-	-	-	1,320,457

Vesting of restricted stock units issued to employees, officers, and directors	-	-	-	240,208	-	-	-	240,208

Acquisition of treasury shares	-	-	-	311,704	1,757,450	(817,364)	-	(505,660)

Fair value of vested stock options issued to employees	-	-	-	38,847	-	-	-	38,847

Common stock issued for the exercise of options	300,000	30	-	104,970	-	-	-	105,000

Common stock issued for cashless exercise of warrants	943,860	94	-	(94)	-	-	-	-

Issuance of restricted stock awards to employees, officers, and directors	1,070,000	107	-	(107)	-	-	-	-

Issuance of common stock pursuant to structured equity agreement	200,000	20	-	199,980	-	-	-	200,000

Net income for the twelve months ended December 31, 2017	-	-	-	-	-	-	4,529,262	4,529,262

Balance at December 31, 2017	36,080,519	3,605	-	36,196,682	2,276,703	(992,313)	(26,653,435)	8,554,539

Common stock issued for the exercise of options	100,000	10	-	34,990	-	-	-	35,000

Purchase of stock options from employees, officers, and directors	115,699	12	-	(167,012)	-	-	-	(167,000)

Treasury stock acquired	-	-	-	-	96,468	(24,057)	-	(24,057)

Fair value of vested stock and stock options issued to management	-	-	-	67,405	-	-	-	67,405

Net income for the twelve months ended December 31, 2018	-	-	-	-	-	-	1,695,899	1,695,899

Balance at December 31, 2018	36,296,218	$3,627	$-	$36,132,065	2,373,171	$(1,016,370)	$(24,957,536)	$10,161,786

See notes to consolidated financial statements.

Index

INNOVATIVE FOOD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Our business is currently conducted by our wholly-owned subsidiaries, Artisan, FII, Food New Media Group, Inc. (“FNM”), OFB, Gourmet Foodservice Group, Inc. (“GFG”), Gourmet Foodservice Warehouse, Inc. (“GFW”), Gourmeting Inc. (“Gourmeting”), The Haley Group, Inc. (“Haley”), Oasis, 4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.), (“Gourmet”), Innovative Gourmet (sometimes referred to herein as “Igourmet.com” or “Igourmet”), M Innovations, (sometimes referred to herein as “Mouth” or ” Mouth.com”) and Food Funding (collectively, IVFH and its subsidiaries, the “Company” or “IVFH”).

Overall, our business activities are focused around the creation and growth of a platform which provides distribution or the enabling of distribution of high quality, unique specialty food and food related products ranging from specialty foodservice products to Consumer-Packaged Goods (“CPG”) products through a variety of sales channels ranging from national partnership based and regionally based foodservice related sales channels to e-commerce sales channels offering products both direct to consumers (“D2C”) and direct to business (“B2B”). In our business model, we receive orders from our customers and then work closely with our suppliers and our warehouse facilities to have the orders fulfilled. In order to maintain freshness and quality, we carefully select our suppliers based upon, among other factors, their quality, uniqueness, reliability and access to overnight courier services.

FII, though its relationship with the producers, growers, and makers of thousands of unique specialty foodservice products and through its relationship with US Foods, Inc. (“U.S. Foods” or “USF”), has been in the business of providing premium restaurants, within 24 – 72 hours, with the freshest origin-specific perishable, and healthcare products shipped directly from our network of vendors and from our warehouses. Our customers include restaurants, hotels, country clubs, national chain accounts, casinos, hospitals and catering houses.

Gourmet has been in the business of providing specialty food via e-commerce through its own website at www.forethegourmet.com and through other ecommerce channels, with unique specialty gourmet food products shipped directly from our network of vendors and from our warehouses within 24 – 72 hours. GFG is focused on expanding the Company’s program offerings to additional customers.

Artisan is a supplier of over 1,500 unique specialty foodservice products to over 500 customers such as chefs, restaurants, etc. in the Greater Chicago area and serves as a national fulfillment center for certain of the Company’s other subsidiaries.

Haley is a dedicated foodservice consulting and advisory firm that works closely with companies to access private label and manufacturers’ private label food service opportunities with the intent of helping them launch and commercialize new products in the broadline foodservice industry and assists in the enabling of the distribution of products via national broadline food distributors.

OFB and Oasis function as outsourced national sales and brand management teams for emerging organic and specialty food CPG companies of a variety of sizes and business stages, and provides emerging and unique CPG specialty food brands with distribution and shelf placement access in all of the major metro markets in the food retail industry.

Igourmet has been in the business of providing DTC specialty food via e-commerce through its own website at www.igourmet.com and through other channels such as www.amazon.com, www.jet.com, and www.walmart.com. In addition, Igourmet.com offers a line of B2B specialty foodservice items. Products are primarily shipped directly from Igourmet.com’s 67,000 square feet warehouse in Pennsylvania via Igourmet.com owned trucks and via third party carrier directly to thousands of customers nationwide.

Mouth.com (www.mouth.com) is an online retailer of specialty foods, monthly subscription boxes and curated gift boxes to thousands of consumers and corporate customers across the United States. Mouth sources high quality specialty foods crafted in the US by independent and small batch makers, and expertly curates them into standout food gifts for both consumers and corporate customers. Mouth also has launched a private label brand, including several award-winning products.

Index

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Innovative Food Holdings, Inc., and its wholly owned operating subsidiaries, Artisan, FII, FNM, OFB, GFG, Gourmet Foodservice Warehouse, Inc., Gourmeting, Haley, Oasis, Innovative Gourmet, Food Funding, M Innovations and Gourmet.  All material intercompany transactions have been eliminated upon consolidation of these entities.

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

For revenue from product sales, the Company recognizes revenue in accordance with Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” 606. A five-step analysis a must be met as outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied..  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Adoption of ASC 606 had no material affect on the Company’s financial statements.

Disaggregation of Revenue

The following table represents a disaggregation of revenue by from sales for the years ended December 31, 2018 and 2017:

	Year Ended
	December 31,
	2018	2017
Specialty food service	$41,713,775	$38,533,540
Ecommerce	9,038,357	518,774
National Brand Management	2,173,394	2,192,403
Total	$52,925,526	$41,244,717

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

Index

Cash and Cash Equivalents

Cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  Accounts receivable are presented net of an allowance for doubtful accounts of $155,176 and $63,267 at December 31, 2018, and 2017, respectively.

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

Deferred Revenue

Certain customer arrangements in the Company's business such as gift cards and “Of the Month Club” purchases result in deferred revenues when cash payments are received in advance of performance. Gift cards are issued by the Company do not have expiration dates. The Company records a liability for unredeemed gift cards and advance payments for monthly club memberships, as cash is received, and the liability is reduced when the card is redeemed or product shipped.

The following table represents the changes in deferred revenue as reported on the Company’s consolidated balance sheets:

Balance acquired as of January 23, 2018	$231,169
Cash payments received	603,109
Net sales recognized	(274,963)
Balance as of December 31, 2018	$559,315

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

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

Dilutive shares at December 31, 2018:

Convertible notes and interest

At December 31, 2018 there were no convertible notes outstanding.

Warrants

At December 31, 2018 there are no warrants outstanding.

Index

Stock Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Price	of Options	Life (years)
$0.75	50,000	3.00
$0.95	50,000	3.00
$1.10	75,000	2.37
$1.31	100,000	0.01
$1.38	100,000	0.92
$1.50	125,000	3.00
$1.90	175,000	0.48
$2.00	125,000	3.00
$2.50	125,000	3.00
$3.00	125,000	3.00
$2.05	1,050,000	2.05

In 2018, an aggregate of 115,941 shares were issued upon the option exercises in December 2017 described below.

RSUs

During the twelve months ended December 31, 2017, the Company cancelled all outstanding restricted stock units (“RSUs”) and replaced them with common stock or restricted stock awards; see note 15.

At December 31, 2018, there are no RSUs outstanding.

Restricted Stock Awards

No Restricted stock awards vested in 2018. At December 31, 2018 there are an additional 300,000 unvested restricted stock awards remaining from grants in a prior year. Those 300,000 restricted stock awards will vest as follows: 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days.

Dilutive shares at December 31, 2017:

Convertible notes and interest

At December 31, 2017 there were no convertible notes outstanding.

Warrants

At December 31, 2017 there are no warrants outstanding.

Index

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

At December 31, 2017, there are no RSUs outstanding.

We recognized stock-based compensation expense for RSUs in a straight-line manner over the vesting period of the grant. This resulted in stock-based compensation expense of $0 for RSUs during the year ended December 31, 2017.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At December 31, 2018 and 2017, the Company had cash deposits in excess of applicable government mandated insurance limits in the amount of $3,180,000 and $3,470,000, respectively.  At December 31, 2018 and 2017, trade receivables from the Company’s largest customer amounted to 39% and 48%, respectively, of total trade receivables.

Index

Stock-based Compensation

We use the Black-Scholes-Merton option pricing model to estimate the fair value of options granted. The Black-Scholes option valuation model requires the use of assumptions, including the expected term of the award and the expected stock price volatility. We used the Company’s historical volatility to estimate expected stock price volatility. The risk-free rate assumption was based on United States Treasury instruments whose terms were consistent with the expected term of the stock option. The expected dividend assumption was based on the Company’s history and expectation of dividend payouts. The value of options is amortized pro rata over the vesting period of the option.

Options expense charged to operations during the twelve months ended December 31, 2018 and 2017 are summarized in the table below:

	December 31,
	2018	2017

Option expense	$19,098	$38,847

During the year ended December 31, 2018, the Company also granted 146,000 shares of restricted stock to an employee with the following vesting terms:  33,334 shares vest on December 31, 2019; 33,333 shares vest on December 31, 2020; and 33,333 shares vest on December 31, 2021.  These shares were valued at the market price of $0.54 on the date of the grant.  A total of $3,779 was charged to operations during the year ended December 31, 2018.  During the year ended December 31, 2018, the Company also granted 46,000 restricted shares of restricted common stock to an officer and board member which vested December 31, 2018.  The Company valued these shares at the market price of $0.97 at the date of the grant, and charged the amount of $44,528 to operations during the year ended December 31, 2018.

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

February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Accounting for Leases. This update requires that lessees recognize right-of-use assets and lease liabilities that are measured at the present value of the future lease payments at lease commencement date. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will largely remain unchanged and shall continue to depend on its classification as a finance or operating lease. We have performed a comprehensive review in order to determine what changes were required to support the adoption of this new standard. We will adopt the ASU and related amendments on January 1, 2019 and expects to elect certain practical expedients permitted under the transition guidance. We will elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. Under the new guidance, the majority of our leases will continue to be classified as operating. During the first quarter of 2019, we will complete our implementation of our processes and policies to support the new lease accounting and reporting requirements. Based on our lease portfolio as of January 1, 2019, we preliminarily estimate the impact of adoption ASU 2016-02 to increase both our total assets and total liabilities in the range of $500,000 to $700,000. The adoption of this ASU is not expected to have a significant impact on our Consolidated Statements of Operations or Cash Flows. We continue to finalize the implementation of the new processes and the assessment of the impact of this adoption on our consolidated financial statements; therefore, the preliminary estimated impacts disclosed can change, and the final impact will be known once the adoption is completed during the first quarter of 2019.

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

2.  ACQUISITIONS

Mouth Foods, Inc.

Effective July 6, 2018, M Innovations acquired certain assets of Mouth Foods, Inc. (“Mouth”) from MFI (assignment for the benefit of creditors), LLC (“MFI”), the assignee of Mouth’s assets in connection with a Delaware assignment proceeding, pursuant to the terms of an Asset Purchase Agreement (“MFI APA”). The MFI APA was accounted for as an acquisition of an ongoing business in accordance with ASC Topic 805 - Business Combinations (“ASC 805”), where the Company was treated as the acquirer and the acquired assets and assumed liabilities were recorded by the Company at their preliminary estimated fair values. Mouth, was a privately held New York company operating out of Brooklyn, was an expert curator and online retailer of high quality specialty foods from small-batch makers in the US.

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

The acquisition date estimated fair value of the consideration transferred totaled $513,355. During the year ended December 31, 2018, the Company changed the original allocation of the purchase price among the assets acquired. The reallocated purchase price consisted of the following:

Cash	$208,355
Contingent liability – payable to debt holder	185,000
Contingent liabilities – payable to sellers	100,000
Additional Contingent Liabilities	20,000
Total purchase price	$513,355

Tangible assets acquired	$57,000
Intangible assets acquired	419,926
Goodwill acquired	36,429
Total purchase price	$513,355

The above estimated fair value of the intangible assets is based on a preliminary purchase price allocation prepared by management. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill.  After the preliminary purchase price allocation period, we record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined. During the year ended December 31, 2018, the Company amortized the amount of $26,262 in connection with the intangible assets and recorded depreciation in the amount of $3,666 in connection with the tangible assets above.

Index

iGourmet, LLC

The iGourmet Asset Purchase Agreement effective January 23, 2018 (the “iGourmet APA”) was accounted for as an acquisition of an ongoing business in accordance with ASC Topic 805 - Business Combinations (“ASC 805”), where the Company was treated as the acquirer and the acquired assets and certain liabilities not purchased or assumed by Innovative Gourmet, which  under certain circumstances, Innovative Gourmet may determine to pay, were recorded by the Company at their preliminary estimated fair values.

The consideration for and in connection with the iGourmet APA consisted of:  (i) $1,500,000, which satisfied or reduced secured, priority and administrative debt of sellers; (ii) in connection with and prior to the acquisition, our wholly-owned subsidiary, Food Funding, funded advances of $325,500 to sellers on a secured basis, pursuant to certain loan documents and as bridge loans, which loans  were reduced by the proceeds of the iGourmet APA; (iii) the purchase for $200,000 of certain debt owed by sellers, to be paid out of, if  available, Innovative Gourmet’s cash flow; (iv) potential contingent liability allocation for a percentage of sellers’ approximately $2,300,000 of certain debt, not purchased or assumed by Innovative Gourmet, which  under certain circumstances, Innovative Gourmet may determine to pay; and (v) additional purchase price consideration of (a) up to a maximum of $1,500,000, if EBITDA of Innovative Gourmet reaches $800,000 thousand in 2018, (b) up to a maximum of $1,750,000, if EBITDA of Innovative Gourmet in 2019 exceeds its EBITDA in 2018 by at least 20% and if its EBITDA reaches $5,000,000; and (c) up to a maximum of $2,125,000, if EBITDA of Innovative Gourmet in 2020 exceeds its EBITDA in 2019 by at least 20% and if its EBITDA reaches $8,000,000. The EBITDA based earnout shall be paid 37.5% in cash, 25% in Innovative Food Holdings shares valued at the time of the closing of this transaction and 37.5%, at Innovative Gourmet’s option, in Innovative Food Holdings shares valued at the time of the payment of the earnout or in cash.  See note 14.

In connection with the iGourmet APA, our wholly-owned subsidiary, Food Funding, purchased seller’s senior secured note at a price of approximately $1,187,000, pursuant to the terms of a Loan Sale Agreement with UPS Capital Business Credit.  That note was reduced by the proceeds of the iGourmet APA as disclosed in (i) above.

The acquisition date estimated fair value of the consideration transferred totaled $4,151,243. During the year ended December 31, 2018, the Company made the following purchase price adjustments: (i) accrued an additional $286,239 for accounts payable prior to acquisition; (ii) decreased contingent liabilities by the amount of $392,900 for earnout payments not made; (iii) decreased accounts receivable in the amount of $108,893 for amounts not collected; and (4) increased deferred revenue in the amount of $231,169 for shipments made. These adjustments increased the value of the acquisition to $4,275,751. At December 31, 2018, the value of the acquisition consisted of the following:

Initial purchase price	$1,500,000
Cash payable in connection with transaction	1,863,443
Accounts payable	286,239
Deferred revenue	231,169
Contingent liabilities	394,900
Total purchase price	$4,275,751

Tangible assets acquired	$842,458
Intangible assets acquired	2,970,600
Goodwill acquired	462,693
Total purchase price	$4,275,751

The above estimated fair value of the intangible assets is based on a third party valuation expert and also includes additional analysis by management based on a subsequent analysis of the transaction and adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill.  Going forward, adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period will be made in our operating results in the period in which the adjustments are determined.

Index

Pro forma results

The following table sets forth the unaudited pro forma results of the Company as if the iGourmet APA was effective on the first day of December 31, 2018 and 2017.  These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

	12 months Ended December 31 2018,
	2018	2017
	(unaudited)	(unaudited)
Revenues	$53,303,176	$49,973,916
Net Income	$1,706,253	$3,348,889
Basic net income per share	$0.05	$0.12
Diluted net income per share	$0.05	$0.12
Weighted average shares – basic	33,983,620	29,846,136
Weighted average shares – diluted	33,983,620	29,969,699

Oasis Sales and Marketing, LLC

Pursuant to the Oasis Asset Purchase Agreement, effective January 1, 2017, the Company, through its wholly-owned subsidiary, Oasis Sales Corp., purchased certain assets of Oasis Sales and Marketing, L.L.C., a California limited liability company.  The purchase price consisted of $300,000 cash; a two-year promissory note in the amount of $100,000, and a structured equity instrument (the “SEI”) in the amount of $200,000. In addition, the Company is contingently liable for certain performance-based payments over the twenty-four months following the acquisition date up to a maximum of $400,000 (“Earnout Payments”). On May 23, 2018, the Company paid the amount of $189,000 related to the Earnout Payment, and recorded a gain in the amount of $11,000. The amount of $200,000 related to the second Earnout Payment is carried as a current liability on the Company’s balance sheet at December 31, 2018. The second Earnout Payment has been earned and is expected to be paid in the second quarter of 2019.

The SEI was payable in cash or shares of the Company’s stock at the Company’s option, at any time, or is automatically payable via the issuance of 200,000 shares of the Company’s stock if the Company’s shares close above $1.00 for ten consecutive days. This requirement was met on November 28, 2017, and on that date the $200,000 SEI liability was converted to 200,000 shares of common stock.

At the time of acquisition, the Company believed it likely that the Earnout Payments would be made, and accordingly recorded the entire amount of $400,000 as a contingent liability on its balance sheet as of the acquisition date. The amount of $800,000 was allocated to customer lists, an intangible asset with a useful life of 60 months; and the amount of $200,000 was allocated to a non-compete agreement, an intangible asset with a useful life of 48 months.  A total of $210,000 was amortized to operations during each of the years ended December 31, 2018 and 2017.

3. ACCOUNTS RECEIVABLE

At December 31, 2018 and 2017, accounts receivable consists of:

	2018	2017
Accounts receivable from customers	$3,194,932	$2,105,772
Allowance for doubtful accounts	(155,176)	(63,267)
Accounts receivable, net	$3,039,756	$2,042,505

4. INVENTORY

Inventory consists of specialty food products.  At December 31, 2018 and 2017, inventory consisted of the following:

	2018	2017
Finished Goods Inventory	$2,301,377	$937,962

Index

5. NOTES RECEIVABLE

During the year ended December 31, 2017, the Company’s wholly-owned subsidiary Food Funding, LLC loaned the amount of $325,500 to iGourmet, LLC pursuant to a note agreement (the “iGourmet Note Receivable”).  The iGourmet Note Receivable bears interest at the rate of 9% per annum, and is due April 1, 2018.  During the year ended December 31, 2017, the Company recorded interest income in the amount of $5,238 in the iGourmet Note Receivable.  Subsequent to December 31, 2017, the Company acquired substantially all of the assets and certain liabilities of iGourmet LLC; see Note 2.

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

On May 14, 2015, the Company purchased a building and property located at 2528 S. 27th Avenue, Broadview, Illinois 60155. The property consists of approximately 1.33 acres of land and approximately 28,711 square feet of combined office and warehouse space. The purchase price of $914,350 was initially financed primarily by a draw-down of $900,000 on the Company’s credit facility with Fifth Third Bank. On May 29, 2015, a permanent financing facility was provided by Fifth Third Bank in the form of a loan in the amount of $980,000. $900,000 of this amount was used to pay the balance of the credit facility; the additional $80,000 was used for refrigeration and other improvements at the property. The interest on the loan is at the LIBOR rate plus 3.0%.  The building is used for office and warehouse space primarily for the Company’s Artisan subsidiary. We have also recently completed an additional property improvement and upgrade buildout at the Artisan building which include a fully functional commercial test kitchen and training center and conference room. The test kitchen and training room will be used by Artisan and other subsidiaries of the Company for the purposes of new product testing and development and approval, Quality Assurance and Quality Control as well as sales presentations and customer demonstrations. In addition, we recently added a packaging room to the Artisan building, which is built to FDA, FSMA and SQF food safety standards and purchased new, technologically advanced semi-automated fillers for the packaging room. The packaging room addition will allow for expansion of private label product lines as well as packing of organic, non GMO, diet specific and other specialty foods. The test kitchen, packaging room and additional improvements were financed by a loan from Fifth Third Bank.

Depreciation on the building and the related improvements, furniture, fixtures, and equipment began when the Company occupied the facility in October, 2015.

A summary of property and equipment at December 31, 2018 and 2017 is as follows:

	December 31, 2018	December 31, 2017
Land	$385,523	$385,523
Building	1,326,165	1,326,165
Computer and Office Equipment	523,853	497,189
Warehouse Equipment	302,622	226,953
Furniture and Fixtures	889,073	473,572
Vehicles	220,812	40,064
Total before accumulated depreciation	3,648,048	2,949,466
Less: accumulated depreciation	(1,191,438)	(994,216)
Total	2,456,610	$1,955,250

Depreciation and amortization expense for property and equipment amounted to $197,222 and $162,705 for the years ended December 31, 2018 and 2017, respectively.

7. INVESTMENTS

The Company has made investments in certain early stage food related companies which it expects can benefit from synergies with the Company’s various operating businesses. At December 31, 2018, the Company has investments in five food related companies in the aggregate amount of $339,525.  The Company does not have significant influence over the operations of these companies.

Index

8. INTANGIBLE ASSETS

The Company acquired certain intangible assets pursuant to the acquisition of Artisan, OFB, Oasis, and the acquisition of certain assets of Haley, iGourmet LLC and Mouth Foods, Inc.  The following is the net book value of these assets:

	December 31, 2018
		Accumulated
	Gross	Amortization	Net
Non-Compete Agreement - amortizable	$505,900	$(362,913)	$142,987
Customer Relationships - amortizable	3,068,034	(1,928,175)	1,139,859
Trade Name	1,532,822	-	1,532,822
Internally Developed Technology	875,643	-	875,643
Goodwill	650,252	-	650,252
Total	$6,632,651	$(2,291,088)	$4,341,563

	December 31, 2017
		Accumulated
	Gross	Amortization	Net
Non-Compete Agreement – amortizable	$444,000	$(294,000)	$150,000
Customer Relationships - amortizable	1,930,994	(1,112,078)	818,916
Trade Name	217,000	-	217,000
Goodwill	151,000	-	151,000
Total	$2,742,994	$(1,406,078)	$1,336,916

Total amortization expense charged to operations for the year ended December 31, 2018 and 2017 was $885,002 and $370,770, respectively.

Amortization of finite life intangible assets as of December 31, 2018 is as follows:

2019	723,791
2020	525,046
2021	34,009
2022 and thereafter	-
Total	$1,282,846

The trade names are not considered finite-lived assets, and are not being amortized.  The non-compete agreement is being amortized over a period of 48 months.  The customer relationships acquired in these transactions are being amortized over periods of 60 months.

As detailed in ASC 350, the Company tests for goodwill impairment in the fourth quarter of each year and whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.  As detailed in ASC 350-20-35-3A, in performing its testing for goodwill impairment, management has completed a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. To complete this review, management followed the steps in ASC 350-20-35-3C to evaluate the fair value of goodwill and considered all known events and circumstances that might trigger an impairment of goodwill. The analysis completed in 2018 and 2017 determined that there was no impairment to goodwill assets related to the Artisan and Haley transactions.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2018 and December 31, 2017 are as follows:

	December 31, 2018	December 31, 2017
Trade payables and accrued expenses	$3,425,178	$1,652,681
Accrued payroll and commissions	264,690	183,878
Total	3,689,868	$1,836,559

Index

10.  ACCRUED INTEREST

At December 31, 2018, accrued interest on a note outstanding was $16,402. During the twelve months ended December 31, 2018, the Company paid cash for interest in the aggregate amount of $119,791.

At December 31, 2017, accrued interest on a note outstanding was $15,860. During the twelve months ended December 31, 2017, the Company paid cash for interest in the aggregate amount of $74,178.

11. REVOLVING CREDIT FACILITIES

	December 30, 2018	December 31, 2017

On March 23, 2018, the Company entered into a Master Loan & Security Agreement that provided for the advance of funds in connection with a $500,000 Draw Promissory Note. in order to finance certain equipment acquisitions (“Artisan Equipment Loan”); On December 21, 2018, the Company advanced $391,558 under the $500,000 Draw Promissory Note. This loan is secured by the Company’s tangible and intangible personal property and bears interest at the rate of 5.20%. As of December 31, 2018, there was $108,422 remaining to be drawn on the Artisan Equipment Loan. On March 27, 2019, an amendment was made to the Draw Promissory Note to extend the draw period to December 31, 2019. On March 27, 2019, a Promissory Note was made for the amounts advanced in the amount of $391,558 to convert to a Term Loan. (see note 12).	$-	$-

Line of credit facility with Fifth Third Bank in the original amount of $1,000,000 with an interest rate of LIBOR plus 3.25%. In August 2015, the amount of the credit facility was increased to $1,500,000 and the due date was extended to August 1, 2016. In August 2016, this credit facility was extended to August 1, 2017. On August 1, 2017 this credit facility was increased to $2,000,000 and the due date was extended to August 1, 2018. In August 2018, this credit facility was extended to August 1, 2019.	$-	$-

Total	$-	$-

Index

12. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

	December 31, 2018	December 31, 2017

Term loan dated as of August 5, 2016 in the original amount of $1,200,000 payable to Fifth Third Bank. This loan is secured by the Company’s tangible and intangible personal property and bears interest at the rate of LIBOR plus 4.5%. Principal payments in the amount of $66,667 are due monthly along with accrued interest beginning September 5, 2016. The entire principal balance and all accrued interest was due and was paid on the maturity date of February 5, 2018. See note 20. During the twelve months ended December 31, 2016, the Company transferred principal in the amount of $1,200,000 from the line of credit facility with Fifth Third Bank into this term loan. During the twelve months ended December 31, 2018, the Company made principal and interest payments on this loan in the amounts of $114,033 and $829, respectively.

	$-	$114,033

Secured mortgage note payable for the acquisition of land and building in Bonita Springs, Florida in the amount of $546,000. Principal payments of $4,550 plus interest at the rate of Libor plus 3% are due monthly. The balance of the principal amount was due February 28, 2018. On March 23, 2018 and effective February 26, 2018, this note was amended and renewed in the amount of $273,000, with monthly payments of principal and interest of $4,550 payable through the maturity date of February 28, 2023. During the twelve months ended December 31, 2018, the Company made payments of principal and interest on this note in the amounts of $50,050 and $13,083, respectively.

	232,050	282,100

Secured mortgage note payable for the acquisition of land and building in Broadview, Illinois in the amount of $980,000. Principal payments of $8,167 plus interest at the rate of LIBOR plus 2.75% are due monthly through April 2020, the remaining principal balance in the amount of $490,000 will be due May 29, 2020. During the twelve months ended December 31, 2017, the Company made payments of principal and interest on this note in the amounts of $98,000 and $30,508, respectively. During the twelve months ended December 31, 2018, the Company made payments of principal and interest on this note in the amounts of $98,000 and $33,055, respectively.

	628,833	726,833

Term loan dated March 28, 2018 in the original amount of $1,500,000 payable to Fifth Third Bank. This loan is secured by the Company’s tangible and intangible personal property and bears interest at the rate of LIBOR plus 4.25%.  Principal payments in the amount of $83,333 are due monthly along with accrued interest beginning March 28, 2018. The entire principal balance and all accrued interest is due on the maturity date of August 28, 2019. During the twelve months ended December 31, 2018, the Company made payments of principal and interest on this note in the amounts of $833,330 and $72,017, respectively.

	666,670	-

Promissory note dated March 22, 2019 in the original amount of $391,558 (the “Artisan Equipment Loan”) payable to Fifth Third Bank. This loan is secured by the Company’s tangible and intangible personal property and bears interest at the rate of 5.20%. Monthly payments in the amount of $7,425 including principal and interest are due April 22, 2019. The entire principal balance and all accrued interest is due on the maturity date of March 21, 2024. (see note 11).	391,558

Index

	December 31, 2018	December 31, 2017

A total of 16 convertible notes payable in the aggregate amount of $627,565 (the “Convertible Notes Payable”). Certain of the Convertible Notes Payable contain cross default provisions, and are secured by subordinated interest in a majority of the Company’s assets. The Convertible Notes Payable bear interest at the rate of 1.9% per annum; principal and accrued interest are convertible into common stock of the Company at a conversion price of $0.25 per share; however, the interest may be paid in cash by the Company and certain limited amounts of principle may also be prepaid in cash. Effective May 13, 2014, the due date of these notes was extended from May 15, 2014 to December 31, 2015, and a discount to the notes in the aggregate amount of $712,565 was recorded to recognize the value of the beneficial conversion feature embedded in the extension of the term of the notes. In March 2015 the notes were further extended to January 1, 2016. On September 30, 2015, notes in the amount of $627,565 were further extended to July 1, 2017, and a discount in the amount of $627,565 was recorded to recognize the value of the beneficial conversion featured embedded in the extension of the term of the notes. During the twelve months ended December 31, 2017, $0 of this discount was charged to operations.

During the twelve months ended December 31, 2017, holders of the Convertible Notes Payable converted principal in the amount of $627,565 and accrued interest in the amount of $528,242 into an aggregate of 1,155,807 shares of common stock, and accrued interest in the amount of $86,089 was forgiven. The amount of $86,809 was recorded as a decrease in interest expense during the twelve months ended December 31, 2017.

	-	-

A note payable in the amount of $20,000. The Note was due in January 2006 and the Company is currently accruing interest on this note at 1.9%. During each of the twelve months ended December 31, 2018 and 2017, the Company accrued interest in the amount of $372 and $372, respectively, on this note.	20,000	20,000

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

	-	-

Unsecured promissory note in the amount of $100,000 dated January 1, 2017 bearing interest at the rate of 2.91% per annum issued in connection with the Oasis acquisition. Payments in the amount of $4,297 consisting of principal and interest are to be made monthly beginning February 15, 2017 for twenty-four months until paid in full. During the twelve months ended December 31, 2017, the Company made principal and interest payments on this note in the amount of $44,946 and $2,318, respectively. During the twelve months ended December 31, 2018, the Company made principal and interest payments on this note in the amount of $50,759 and $807, respectively.

	4,291	55,054

Capital lease obligations under a lease agreement for a forklift payable in thirty-six monthly installments of $274 including interest at the rate of 4.46%. During the twelve months ended December 31, 2017, the Company made principal and interest payments on this lease obligation in the amounts of $3,093 and $195, respectively. During the twelve months ended December 31, 2018, the Company paid this lease in full by making principal and interest payments on this lease obligation in the amount of $2,685 and $55, respectively.	-	2,685

Index

	December 31, 2018	December 31, 2017

Capital lease obligations under a lease agreement for a forklift payable in thirty-six monthly installments of $579 including interest at the rate of 4.83%. During the twelve months ended December 31, 2018, the Company made principal and interest payments on this lease obligation in the amounts of $6,499 and $434, respectively.	5,661	12,160

Vehicle acquisition loan dated December 6, 2018 in the original amount of $51,088, payable in sixty monthly installments of $955 including interest at the rate of 4.61%. During the year ended December 31, 2018, the Company made principal and interest payments in the amount of $760 and $195, respectively, on this loan.	50,328	-

Capital lease obligations under a lease agreement for a truck in the original amount of $128,587 payable in seventy monthly installments of $2,326 including interest at the rate of 8.33%. During the twelve months ended December 31, 2018, the Company made principal and interest payments on this lease obligation in the amounts of $2,876 and $1,776, respectively.	125,711

Total	$2,125,102	$1,212,865

Less: Discount	-	-

Net	$2,125,102	$1,212,865
Current maturities	$928,857	$346,855
Long-term portion	1,196,245	866,010
Total	$2,125,102	$1,212,865

	For the Year Ended December 31,
	2018	2017
Discount on Notes Payable amortized to interest expense:	$-	$185,018

At December 31, 2018 and 2017, the Company did not have any unamortized discounts to notes.

Aggregate maturities of long-term notes payable as of December 31, 2018 are as follows:

For the twelve months ended December 31,

2019	930,299
2020	687,849
2021	163,121
2022	169,582
2023	174,251
Thereafter	-
Total	$2,125,102

Index

13. RELATED PARTY TRANSACTIONS

 For the year ended December 31, 2018:

In January 2018, the Company issued 100,000 shares of common stock to a director for the exercise of options at a price of $0.35 per share.

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

In addition, in 2018, 55,192 shares were issued to the Company’s President upon the option exercises in December 2017, and 60,507 shares were issued to the Company’s Chief Executive Officer upon the exercises in December 2017, as described below.

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

Index

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

The Company’s President exercised 100,000 options at a price of $0.35 per share and an additional 100,000 options at a price of $0.57 per share. The amount due to the Company for these conversions was extended to April 26, 2018. 60,507 shares of common stock were deemed issued on March 5, 2018, which number of shares represents a net amount after a cash payment of $45,000 which was a portion of the difference between the exercise price of the options and the market price of the stock on the date of purchase, and taxes. See note 16.

A Director exercised 100,000 options at a price of $0.35 per share. The amount due to the Company for these conversions was extended to April 26, 2018.  See note 16.

14. INCOME TAXES

Deferred income taxes result from the temporary differences primarily attributable to amortization of intangible assets and debt discount and an accumulation of net operating loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $1.4 million, which will expire through 2038.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

Index

The provision (benefit) for income taxes for the years ended December 31, 2018 and 2017 consist of the following:

	2018		2017

Current	$		$-
Deferred		-	-
Total		$-	$-

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable statutory income tax rate of 27.6% and 39.6% for the December 31, 2018 and 2017, respectively, to the loss before taxes as a result of the following differences:

	2018	2017
Income (loss) before income taxes	$1,850,899	$4,529,262
Statutory tax rate	27.6%	39.6%
Total tax at statutory rate	510,000	1,794,000
Temporary differences	53,000	255,000
Permanent difference – meals and entertainment	7,000	6,000
Permanent differences- non cash compensation, and discount amortization	18,000	256,700
Total	588,000	2,311,700
Changes in valuation allowance	(588,000)	(2,311,700)
Income tax expense	$-	$-

Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  As of December 31, 2018 and 2017 significant components of the Company’s deferred tax assets are as follows:

	2018	2017
Deferred Tax Assets (Liabilities):
Net operating loss carryforwards	$410,000	$997,500
Allowance for doubtful accounts	7,000	(7,100)
Property and equipment	(132,600)	38,000)
Intangible assets	(350,000)	(154,800)
Accrued officer compensation	18,700	18,700
Net deferred tax assets (liabilities)	(46,900)	892,300
Valuation allowance	46,900	(892,300)
Net deferred tax assets (liabilities)	$-	$-

The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”).  The Tax Act establishes new tax laws that affect 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21%, effective January 1, 2018. For certain deferred tax assets and deferred tax liabilities, we had recorded a provisional decrease of $388,000, with a corresponding net adjustment to valuation allowance of $388,000 as of December 31, 2017.

Index

15. EQUITY

Common Stock

At December 31, 2018 and 2017, a total of 2,587,580 and 2,491,112 shares, respectively, are deemed issued but not outstanding by the Company.

Twelve months ended December 31, 2018:

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

In December 2017, the Company’s President exercised 100,000 options at a price of $0.35 per share and an additional 100,000 options at a price of $0.57 per share.  The date for payment of the exercise price of these options was extended to April 26, 2018. 60,507 shares of common stock were deemed issued on March 5, 2018, which number of shares represents a net amount after a cash payment of $45,000 which was a portion of the difference between the exercise price of the options and the market price of the stock on the date of purchase, and taxes.

The Company recognized the fair value of stock options vested to management and employees in the amount of $19,098. The Company also recognized the fair value of stock grants to management and employees in the amount of $48,307.

The Company purchased 2,000 shares of common stock from an employee at a cost of $0.97 per share for a total of $1,940 and retired these shares to treasury.

The Company made open market purchases of 27,800 shares of its common stock at an average cost of $0.79 per share for a total of $22,117 and retired these shares to treasury.

The Company received for cancellation a share certificate representing 66,668 shares of common stock which the investor had lost. The Company retired these shares to treasury.

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

Index

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

Treasury Stock

At December 31, 2018 and 2017, the Company had 2,373,171 and 2,276,703 shares of treasury stock, respectively.

Warrants

The Company had no warrants outstanding at December 31, 2018 or 2017.

Index

Options

Twelve months ended December 31, 2018:

In May 2018, the Company issued the following options:

-	Options to purchase 75,000 shares of common stock at a price of $1.10 per share, vesting at a rate of on-sixth per month beginning June 1, 2018 and expiring May 14, 2021.

In November 2018, the Company issued the following options:

-	Options to purchase 50,000 shares of common stock at a price of $0.75 per share, vesting on April 1, 2020 and expiring December 31, 2021;
-	Options to purchase 50,000 shares of common stock at a price of $0.95 per share, vesting on April 1, 2020 and expiring December 31, 2021;
-	Options to purchase 125,000 shares of common stock at a price of $1.50 per share, vesting on December 31, 2019 and expiring December 31, 2021;
-	Options to purchase 125,000 shares of common stock at a price of $2.00 per share, vesting on August 30, 2020 and expiring December 31, 2021;
-	Options to purchase 125,000 shares of common stock at a price of $2.50 per share, vesting on August 30, 2020 and expiring December 31, 2021;
-	Options to purchase 125,000 shares of common stock at a price of $3.00 per share, vesting on August 30, 2020 and expiring December 31, 2021;

During the year ended December 31, 2018, an aggregate 1,135,000 options to purchase shares of common stock at a weighted average price of $1.51 expired.

In 2018, an aggregate of 115,699 shares were issued upon the option exercises in December 2017 described below.

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

Index

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

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options

$0.75	50,000	3.00	$0.75	-	$-
$0.95	50,000	3.00	$0.95	-	$-
$1.10	75,000	2.37	$1.10	75,000	$1.10
$1.31	100,000	0.01	$1.31	100,000	$1.10
$1.38	100,000	0.92	$1.38	100,000	$1.38
$1.50	125,000	3.00	$1.50	-
$1.90	175,000	0.48	$1.90	175,000	$1.90
$2.00	125,000	3.00	$2.00	-
$2.50	125,000	3.00	$2.50
$3.00	125,000	3.00	$3.00		$-
	1,050,000	2.05	$1.80	450,000	$1.52

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2016	2,445,000	$1.01
Granted	950,000	1.55
Exercised	(1,370,000)	0.38
Cancelled / Expired	(515,000)	2.00

Options outstanding at December 31, 2017	1,510,000	$1.60
Granted	675,000	1.91
Exercised	-	-
Cancelled / Expired	(1,135,000)	1.51

Options outstanding at December 31, 2018	1,050,000	$1.80

Index

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2018 and 2017 was $0 and $15,500, respectively.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.58 and $1.19 as of December 31, 2018 and 2017, respectively, and the exercise price multiplied by the number of options outstanding.

During the year ended December 31, 2018 and 2017, the Company charged $19,098 and $38,847, respectively, to operations related to recognized stock-based compensation expense for stock options.

The exercise price grant dates in relation to the market price during 2018 and 2017 are as follows:

	2018	2017
Exercise price lower than market price	-	-

Exercise price equal to market price	-	-

Exercise price exceeded market price	$0.75 to 3.00	$1.04 to 1.38

As of December 31, 2018 and 2017, there were 600,000 and 200,000, respectively, non-vested options outstanding.

Accounting for warrants and stock options

The Company valued warrants and options using the Black-Scholes valuation model utilizing the following variables:

	December 31,	December 31,
	2018	2017
Volatility	43.0-48.1%	47.3-56.9%
Dividends	$0	0
Risk-free interest rates	2.67-2.91%	0.87-2.0%
Term (years)	3.00-3.13	0.8-2.5

Restricted Stock Units (“RSUs”)

There were no RSUs outstanding during the twelve months ended December 31, 2018.

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

There was no RSUs expense during the twelve months ended December 31, 2018 and 2017.

Index

16. COMMITMENTS AND CONTINGENCIES

Contingent Liability

Pursuant to the iGourmet Asset Purchase Acquisition, the Company recorded contingent liabilities in the original amount of $787,800 This amount relates to certain performance based payments over the twenty-four months following the acquisition date as well as to certain additional liabilities that the Company has evaluated and has recorded on a contingent basis. During the year ended December 31, 2018, the Company reduced this amount by $392,900 as the performance goals for the first year were not met. At December 31, 2018, the amount of $132,300 remains on the Company’s balance sheet as a current contingent liability, and $257,600 as a long term contingent liability.

Pursuant to the Oasis acquisition, the Company had a contingent liability in the amount of $400,000 on connection with performance-based bonus obligations. During the year ended December 31, 2018, the company paid the amount of $189,000 related to these obligations, and recorded a gain in the amount of $11,000. At December 31, 2018, the Company has the amount of $200,000 on its balance sheet as a current contingent liability in connection with the second year performance based bonus payment.

Pursuant to the Mouth Foods LLC Asset Acquisition, the Company recorded contingent liabilities in the amount of $240,576.  $140,576 is classified as a current contingent liability and $100,000 is classified as a non-current contingent liability at December 31, 2018.  This amount relates to the estimate of certain performance based payments following the acquisition date as well as to certain additional liabilities that the Company has evaluated and has recorded on a contingent basis.

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

Index

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

17. MAJOR CUSTOMER

The Company’s largest customer, U.S. Foods, Inc.  and its affiliates, accounted for approximately 57% of total sales in the year ended December 31, 2018 and 72% of sales in the year ended December 31, 2017.  A contract between our subsidiary, Food Innovations, and U.S. Foods entered an optional renewal period in December 2012 but was automatically extended for an additional 12 months in each of January 1, 2013 and 2014.  On January 26, 2015 we executed a contract directly between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods, Inc.  The term of the contract was from January 1, 2015 through December 31, 2016 and provided for a limited number of automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew. Based on the terms, the Agreement was extended through December 31, 2018.  Effective January 1, 2018 the Agreement was further amended to remove the cap on renewals, and provide for an unlimited number of additional 12-month terms unless either party notifies the other in writing, 30 days prior to the end date, of its intent not to renew.

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

As December 31, 2018 and 2017, the Company did not have financial assets or liabilities that are required to be accounted for at fair value on a recurring basis.

19. SUBSEQUENT EVENTS

As of January 28, 2019, upon approval by the Company’s compensation committee comprised solely of independent directors, we entered into an employment agreement with Mr. Sam Klepfish, our CEO, having an effective date of January 28, 2019 and terminating three years thereafter with up to two two-year extension periods. The agreement provides a base salary in the amount of $300,000 with annual increases of at least $25,000 and annual stock compensation of 50% of the base salary. The agreement also provides for additional bonuses of up to 25% of base compensation, based on increases in EBITDA (as defined in the agreement) and increases in our stock price as reflected in our market capitalization and other perquisites and benefits as detailed therein. The agreement also contains change of control, confidentiality, non-compete and non-solicitation provisions.

Index

As of January 28, 2019, upon approval by the Company’s compensation committee, we entered into an employment agreement with Mr. Justin Wiernasz, our Director of Strategic Acquisitions, having an effective date of January 28, 2019 and terminating three years thereafter with up to two extension periods; one for two years and one for one year.  The agreement provides a base salary in the amount of $326,000 with annual increases of at least 5% and annual stock compensation of 5% of the base salary. This agreement was further modified to a base salary of $350,000 in 2019. The agreement also provides for additional bonuses of up to 35% of base compensation, and based upon increases in our stock price as reflected in our market capitalization and other perquisites and benefits as detailed therein. The agreement also contains change of control, confidentiality, non-compete and non-solicitation provisions.

As of January 28, 2019, upon approval by the Company’s compensation committee, we entered into a Director Agreement which provides for an initial one time of grant of $45,000 cash and $45,000 of stock to two non-employee directors. The Director Agreement also provides for annual compensation to non-employee directors of $30,000 cash, payable quarterly and $30,000 of stock, vesting in equal quarterly amounts over three years. In addition, as compensation for 2019-2021, all directors shall receive a grant of 450,000 stock options which vest quarterly over three years and which are exercisable for five years from the date of grant at exercise prices ranging from $0.62 - $1.20. The Director Agreement also contains confidentiality, non-compete and non-solicitation provisions.

On March 18, 2019, the Company issued 131,136 shares of common stock to employees for accrued bonuses earned in prior periods. The shares were awarded in the gross amount of 182,581 and issued in the net amount of 131,136; the difference of 51,445 shares were withheld for income taxes.

Index

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.  We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2018 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms and our disclosure controls and procedures are also effective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our principal executive and financial officers to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Management has identified a control deficiency regarding the integration of two acquisitions in 2018 and as a result management has concluded our internal control over financial reporting was ineffective at December 31, 2018 at the reasonable assurance level. Management of the Company believes that this deficiency is primarily due to the smaller size of the company’s accounting staff in relation to certain continued system integrations related to the 2018 acquisitions of certain assets of iGourmet LLC and Mouth Foods, Inc. To address this matter, we have expanded our accounting staff and we expect to retain additional qualified personnel to continue to remediate this control deficiency in the future.

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

Name	Age	Position
Sam Klepfish	44	Chief Executive Officer and Director
Justin Wiernasz	53	Director of Strategic Acquisitions and Director
Joel Gold	77	Director
Hank Cohn	49	Director

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

Index

Justin Wiernasz, Director of Strategic Acquisitions

Mr. Wiernasz has been a director since November 1, 2013.  Effective on May 11, 2018, Mr. Justin Wiernasz resigned his position of President of Innovative Food Holdings, Inc. which he held since July 31, 2008 and assumed the position of Director of Strategic Acquisitions.  Prior thereto he was the Executive Vice President of Marketing and Sales and Chief Marketing Officer of our operating subsidiary, Food Innovations, Inc. since May 2007 and the President of Food Innovations and our Chief Marketing Officer since December 2007.  Prior thereto, he was at USF, our largest customer, for 13 years. From 2005 to 2007 he was the Vice President of Sales & Marketing, USF, Boston, and prior thereto, from 2003 to 2005 he was a National Sales Trainer at USF, Charleston SC, from 1996 to 2003 he was the District Sales Manager at USF, Western Massachusetts and from 1993 to 1996 he was Territory Manager, USF, Northampton, Easthampton & Amherst, MA. Prior to that from 1989 to 1993 he was the owner and operator J.J.’s food and spirit, a 110 seat restaurant.

Key Employee

John McDonald

Mr. McDonald, age 57, has been our principal accounting officer since November 2007; from November 2007 through October 2017, he was also our Chief Information Officer. From 2004 through 2007, Mr. McDonald worked as a consultant with Softrim Corporation of Estero, Florida where he created custom applications for a variety of different industries and assisted in building interfaces to accounting applications. Since 1999 he has also been President of McDonald Consulting Group, Inc. which provide consulting on accounts receivable, systems and accounting services.

Qualification of Directors

We believe that all of our directors are qualified for their positions and each brings a benefit to the board. Messrs. Kelpfish and Wiernasz, as our officers, are uniquely qualified to bring management’s perspective to the board’s deliberations.  Mr. Gold, with his lengthy career working for broker/dealers, brings “Wall Street’s” perspective.  Mr. Cohn, with his prior history of being an executive and his experience as a director of other companies, brings a well-rounded background and wealth of experience to our board.

Committees

The Board of Directors currently has an Audit Committee, a Compensation Committee, a Nominating Committee and a Governance Committee. However, inasmuch as we only have two independent directors, each Committee only has two members.  We are currently seeking to add additional qualified independent directors to the Board of Directors.

Code of Ethics

We have adopted a Code of Ethics that applies to each of our employees, including our CEO, our principal financial officer, as well as members of our Board of Directors. A copy of such Code has been publicly filed with, and is available for free from, the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

During 2018, Messrs. Klepfish, Wiernasz and Cohn did not file one Form 4.  None of the unfiled Forms 4 related to the public sale of securities.

Index

ITEM 11. Executive Compensation

The following table sets forth information concerning the compensation for services rendered to us for the two years ended December 31, 2018, of our Chief Executive Officer and two of our highest compensated officers whose annual compensation exceeded $100,000 in the fiscal year ended December 31, 2018, if any. We refer to the Chief Executive Officer and these other officers as the named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Sam Klepfish	2018	$392,841	$-		$-		$-	$-	$-	$3,131	(a)	$395,972
CEO	2017	$376,997	$-		$117,060	(b)	$-	$-	$-	$2,229	(a)	$512,141,

Justin Wiernasz	2018	$378,378	$69,000	(c)	$44,528	(e)	$-	$-	$-	$13,874	(a)	$505,780
Director of Strategic Acquisitions	2017	$376,997	$65,000	(c)	$76,190	(d)	$-	$-	$-	$12,960	(a)	$531,147

John McDonald	2018	$199,650	$70,266	(c)	$-		$-	$-	$-	$9,054	(a)	$278,969
Principal Accounting Officer	2017	$199,301	$69,000	(c)	$-		$-	$-	$-	$8,415	(a)	$276,716

(a) Consists of cash payments for health care benefits.

(b) Consists of the portion of restricted stock awards which were recognized as a period cost during the year for services as an executive officer.

(c) Consists of a cash bonus paid during the year for services performed in the previous year.

(d) Consists of the portion of restricted stock awards which were recognized as a period cost during the year for services as an executive officer.  Does not include $7,826 of restricted stock awards which were recognized as a period cost during the year for services as a board member.

(e) Consists of a restricted stock award of 46,000 shares of common stock.

Index

Outstanding Equity Awards at Fiscal Year-End as of December 31, 2018

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Sam Klepfish						300,000	(a)	$171,0000	(b)

(a) Restricted stock awards vest according to the following schedule: An additional 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 consecutive trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 consecutive trading days.

(b) Amounts are calculated by multiplying the number of shares shown in the table by $ 0.5750 per share, which is the closing price of common stock on December 31, 2018 (the last trading day of the 2018 fiscal year).

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (b)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joel Gold	$30,000	$-	$-	$-	$-	$-	$30,000
Sam Klepfish	$-	$-	$-	$-	$-	$-	$-
Hank Cohn	$-	$-	$-	$-	$-	$-	$-
Justin Wiernasz	$-	$-	$-	$-	$-	$-	$-

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

In November 2014, the employment agreement of Mr. Klepfish was amended (i) in the event of a change of control (as defined below) all equity based compensation (including options and restricted stock units) payable pursuant to such employment agreements, shall immediately vest and/or restrictions thereon shall lapse, and (ii) to provide that in the event of a termination without Cause (as defined in the employment agreement) they shall receive a lump sum payment equal to the greater of (x) the salary payable over the last six months of the term of the agreement, or (y) the Base Salary (as defined in the employment agreement) remaining through the end of the then-current term of the agreement.  The definition of change of control shall mean the occurrence of any of the following events: (w) the sale or transfer by the Company for at least $25 million (such consideration consisting of cash, cash equivalents, notes or securities) of more than 50% of its Voting Securities (as defined below) or substantially all of its assets; or  (x) the acquisition, other than from the Company or employees of it or any of its subsidiaries, by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934) (other than an employee benefit plan of the Company) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of more than 50% of the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the “Voting Securities”); or (y) the approval by the stockholders of the Company of a reorganization, merger, consolidation or recapitalization of the Company (a “Business Combination”), other than a Business Combination in which more than 50% of the combined voting power of the outstanding Voting Securities of the surviving or resulting entity immediately following the Business Combination is held by the persons who, immediately prior to the Business Combination, were the holders of the Voting Securities; or (z) the approval by the stockholders of the Company of a complete liquidation or dissolution of the Company, or a sale of all or substantially all of the assets of the Company.

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

Index

As of January 28, 2019, upon approval by the Company’s compensation committee comprised solely of independent directors, we entered into an employment agreement with Mr. Sam Klepfish, our CEO, having an effective date of January 28, 2019 and terminating three years thereafter with up to two two-year extension periods. The agreement provides a base salary in the amount of $300,000 with annual increases of at least $25,000 and annual stock compensation of 50% of the base salary. The agreement also provides for additional bonuses of up to 25% of base compensation, based on increases in EBITDA (as defined in the agreement) and increases in our stock price as reflected in our market capitalization and other perquisites and benefits as detailed therein. The agreement also contains change of control, confidentiality, non-compete and non-solicitation provisions.

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

Index

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

As of January 28, 2019, upon approval by the Company’s compensation committee, we entered into an employment agreement with Mr. Justin Wiernasz, our Director of Strategic Acquisitions, having an effective date of January 28, 2019 and terminating three years thereafter with up to two extension periods; one for two years and one for one year.  The agreement provides a base salary in the amount of $326,000 with annual increases of at least 5% and annual stock compensation of 5% of the base salary. This agreement was further modified to a base salary of $350,000 in 2019. The agreement also provides for additional bonuses of up to 35% of base compensation, and based upon increases in our stock price as reflected in our market capitalization and other perquisites and benefits as detailed therein. The agreement also contains change of control, confidentiality, non-compete and non-solicitation provisions.

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

Index

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 15, 2019, with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each Named Officer, and (4) all our directors and executive officers as a group.  Unless otherwise stated, each person listed below uses the Company’s address.  Pursuant to SEC rules, includes shares that the person has the right to receive within 60 days from March 15, 2019.

Name and Address of Beneficial Owners		Number of Shares Beneficially Owned	Percent of Class

Sam Klepfish (Officer, Director)	(1)	1,896,628	5.6%
Joel Gold (Director)	(2)	399,054	1.2%
Justin Wiernasz (Officer, Director)	(3)	1,578,776	4.7%
Hank Cohn (Director)		275,000	0.8%
Yorkmont Capital Partners, LP	(4)	2,156,858	6.4%
A group consisting of Denver J. Smith, CRC Founders Fund, LP, Donald E. Smith, Richard G. Hill, Samuel N. Jurrens, 73114 Investments, LLC, Youth Properties, LLC, and Paratus Capital, LLC	(5)	1,808,125	5.4%
JCP Investment Management, LLC	(6)	2,945,309	8.7%
All officers and directors as a whole (4 persons)	(7)	4,149,458	12.3%

(1)	Includes 16,250 shares of common stock owned by Mr. Klepfish's spouse, ownership of which is disclaimed by Mr. Klepfish.
(2)	Includes 18,400 shares of common stock held by Mr. Gold’s spouse.
(3)	Includes 1,578,776 shares of common stock held by Mr. Wiernasz.
(4)

Consists of 2,156,858 shares of common stock held by Yorkmont Capital Partners, LP. The address of Yorkmont Capital Partners, LP is 2313 Lake Austin Blvd. Suite 202, Austin, TX 78703.  Information gathered from a Schedule 13G/A filed with the Securities and Exchange Commission on January 11, 2019.

(5)

Pursuant to a Schedule 13D/A file on January 8, 2019 with the Securities and Exchange Commission, Mr. Denver Smith, part of the group, reports beneficially owning 1,808,125 shares, although Mr. Denver Smith only has sole voting and dispositive power over 765,637 of such shares.  Mr. Smith’s address is 52 Carlson Drive, Milford, CT  06460.

(6)

Consists of 2,945,309 shares of common stock held, directly and indirectly, by JCP Investment Management, LLC, which is ultimately controlled by James C. Pappas who has sole voting and dispositive power. The address of JCP Investment Management, LLC is 1177 West Loop South, suite 1320, Houston, TX 77027.  Information gathered from a Schedule 13D/A filed with the Securities and Exchange Commission on February 27, 2019.

(7)	Includes 4,149,458 shares of common stock held by officers and directors;

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

We are not currently subject to the requirements of any stock exchange or national securities association with respect to having a majority of “independent directors”.  Messrs. Gold and Cohn, are “independent” and only Messrs. Klepfish and Wiernasz, by virtue of being our Officers, are not independent.  Mr. Klepfish and Mr. Wiernasz do not participate in board discussions concerning their compensation.

Index

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The Company engaged Liggett & Webb P.A. (“LW”) as our independent registered public accounting firm since November 9, 2012.  During the year ended December 31, 2018 and 2017, LW billed us audit fees of approximately $128,000 and $96,000, respectively.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by LW that are reasonably related to the performance of the audit or review of our consolidated financial statements including our quarterly interim reviews on Form 10-Q and are reported under Audit Fees above.

Tax Fees

LW tax fees were $20,000 and $10,000 for the years ended December 31, 2018 and 2017, respectively.

All Other Fees

LW has not billed any other fees since their engagement on November 9, 2012.

For the fiscal years ended December 31, 2018 and 2017 the board of directors considered the audit fees, audit-related fees, tax fees and other fees paid to our accountants, as disclosed above, and determined that the payment of such fees was compatible with maintaining the independence of the accountants.  Our board of directors pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent registered public accounting firm, except for de minimis non-audit services that are approved by the board of directors prior to the completion of the audit.

Index

PART IV

ITEM 15. Exhibits

EXHIBIT NUMBER

3.1

Articles of Incorporation (incorporated by reference to exhibit 3.1 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005)

3.2

Amended Bylaws of the Company (incorporated by reference to exhibit 3.2 of the Company’s annual report Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 16, 2011)

3.2.1	Amended Bylaws of the Company (incorporated by reference to exhibit 3.2 of the Company’s current report Form 8-K filed with the Securities and Exchange Commission on January 23, 2018)

4.1

Form of Convertible Note (incorporated by reference to exhibit 4.1 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005)

4.2

Form of Convertible Note (incorporated by reference to exhibit 4.2 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005)

4.3

Form of Warrant - Class A (incorporated by reference to exhibit 4.3 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005)

4.4

Form of Warrant - Class B (incorporated by reference to exhibit 4.4 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005)

4.5

Form of Warrant - Class C (incorporated by reference to exhibit 4.5 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005)

4.6

Secured Convertible Promissory Note dated December 31, 2008 in favor of Alpha Capital Anstalt (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2009)

4.7

Class B Common Stock Purchase Warrant dated December 31, 2008 in favor of Alpha Capital Anstalt (incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2009)

4.8

Subscription Agreement between the Registrant and Alpha Capital Anstalt dated December 31, 2008 (incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2009)

4.9

Amendment, Waiver, and Consent Agreement effective January 1, 2009 between the Registrant and Alpha Capital Anstalt (incorporated by reference to exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2009)

10.2

Security and Pledge Agreement – IVFH (incorporated by reference to exhibit 10.2 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005)

Index

10.3

Security and Pledge Agreement – FII (incorporated by reference to exhibit 10.3 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005)

10.5

Subscription Agreement (incorporated by reference to exhibit 10.5 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005)

10.6

Agreement and Plan of Reorganization between IVFH and FII. (incorporated by reference to exhibit 10.6 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005)

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

10.26

Asset Purchase Agreement dated as of January 22, 2018 by and among Innovative Gourmet, LLC, a subsidiary of the registrant, and iGourmet LLC and iGourmet NY LLC (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 30, 2018)

10.27

Loan Sale Agreement dated as of January 10, 2018 between Food Funding, LLC, a subsidiary of the registrant and UPS Capital Business Credit (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 30, 2018)

10.28

Fifth Amendment to Restated Loan Agreement dated February 28, 2018 between Fifth Third Bank and the registrant and its subsidiaries (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2018).

10.29

Promissory Note of the registrant and its subsidiaries in favor of Fifth Third Bank dated as of February 28, 2018 (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2018).

10.30

Draw Promissory Note of the registrant and its subsidiaries in favor of Fifth Third Bank dated as of March 13, 2018 (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2018).

10.31

Master Loan and Security Agreement dated March 13, 2018 between Fifth Third Bank and the registrant and its subsidiaries (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2018).

10.32	Employment Agreement with Sam Klepfish dated as of January 28, 2019 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 1, 2019)

10.33	Employment Agreement with Justin Wiernasz dated as of January 28, 2019 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 1, 2019)

10.34	Form of Director Agreement dated as of January 28, 2019 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 1, 2019)

14	Code of Ethics (incorporated by reference to exhibit 14 of the Company’s Form 10-KSB/A for the year ended December 31, 2006, filed with the Securities and Exchange Commission on July 31, 2008)

21	Subsidiaries of the Company

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Accounting Officer

32.1	Rule 1350 Certification of Chief Executive Officer

32.2	Rule 1350 Certification of Principal Accounting Officer

Index

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE FOOD HOLDINGS, INC.

By: /s/ Sam Klepfish

Sam Klepfish,

Chief Executive Officer and Director

Dated:  April 16, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sam Klepfish	CEO and Director	April 16, 2019
Sam Klepfish	(Chief Executive Officer)

/s/ John McDonald	Principal Accounting Officer	April 16, 2019
John McDonald	(Principal Financial Officer)

/s/ Joel Gold	Director	April 16, 2019
Joel Gold

/s/ Hank Cohn	Director	April 16, 2019
Hank Cohn

/s/ Justin Wiernasz	Director	April 16, 2019
Justin Wiernasz