Form 10-Q
period 2019-03-31
INNOVATIVE FOOD HOLDINGS INC
filed 2019-05-20
CIK 312257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Regulation 12b-2 of the Exchange Act):  YES ☐  NO ☒

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 36,427,354 shares of common stock issued and 33,839,774 shares of common stock outstanding as of May 17, 2019.

INNOVATIVE FOOD HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,140,799	$4,759,817
Accounts receivable, net	3,248,519	3,039,756
Inventory	2,123,330	2,301,377
Other current assets	166,225	144,301
Total current assets	8,678,873	10,245,251

Property and equipment, net	2,253,224	2,456,610
Investments	355,025	339,525
Right to use assets, operating leases, net	295,962	-
Right to use assets, financing leases, net	130,016	-
Other amortizable intangible assets, net	1,929,368	2,158,498
Goodwill and other unamortizable intangible assets	2,183,065	2,183,065
Total assets	$15,825,533	$17,382,949

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,085,464	$3,689,868
Accrued interest	18,285	16,402
Deferred revenue	277,395	559,315
Lease liability – operating leases, current	135,991	-
Lease liability – financing leases, current	22,481	-
Notes payable - current portion	668,833	928,857
Contingent liability - current portion	447,569	472,876
Total current liabilities	3,656,018	5,667,318

Lease liability – operating leases, non-current	159,971
Lease liability – financing leases, non-current	102,828
Contingent liability - long-term	357,600	357,600
Note payable - long term portion	1,030,160	1,196,245
Total liabilities	5,306,577	7,221,163

Stockholders' equity
Common stock: $0.0001 par value; 500,000,000 shares authorized; 36,427,354 and 36,296,218 shares issued; 33,839,774 and 33,708,638 shares outstanding at March 31, 2019 and December 31, 2018, respectively	3,640	3,627
Additional paid-in capital	36,325,862	36,132,065
Treasury stock: 2,373,171 shares outstanding at March 31, 2019 and December 31, 2018, respectively	(1,016,370)	(1,016,370)
Accumulated deficit	(24,794,176)	(24,957,536)
Total stockholders' equity	10,518,956	10,161,786
Total liabilities and stockholders' equity	$15,825,533	$17,382,949

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2019	2018

Revenue	$12,859,215	$10,916,544
Cost of goods sold	8,881,380	7,437,431
Gross margin	3,977,835	3,479,113

Selling, general and administrative expenses	3,788,997	3,003,817
Total operating expenses	3,788,997	3,003,817

Operating income	188,838	475,296

Other expense:
Interest expense, net	25,478	26,748
Total other expense	25,478	26,748

Net income before taxes	163,360	448,548

Income tax expense	-	-

Net income	$163,360	$448,548

Net income per share - basic	$0.005	$0.013

Net income per share - diluted	$0.005	$0.013

Weighted average shares outstanding - basic	33,947,817	33,710,609

Weighted average shares outstanding - diluted	33,947,817	33,725,720

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2019	2018

Cash flows from operating activities:
Net income	$163,360	$448,548
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	305,205	238,413
Amortization of right-of-use asset	42,619	-
Stock based compensation	100,144	8,787
Provision for doubtful accounts	(830)	-

Changes in assets and liabilities:
Accounts receivable	(223,433)	(246,231)
Inventory and other current assets	156,123	(334,920)
Accounts payable and accrued liabilities	(1,508,855)	755,799
Deferred revenue	(281,920)	-
Operating lease liability	(42,619)	-
Contingent liabilities	(25,307)	-
Net cash (used in) provided by operating activities	(1,315,513)	870,396

Cash flows from investing activities:
Cash related to the iGourmet asset acquisition	-	(2,409,437)
Acquisition of property and equipment	(2,705)	(69,000)
Investment in food related company	-	(50,000)
Net cash used in investing activities	(2,705)	(2,528,437)

Cash flows from financing activities:
Purchase of stock options from officers, directors, and employees	-	(167,000)
Cash received from the exercise of warrants	-	35,000
Borrowings on term loan	-	1,500,000
Principal payments on debt	(294,734)	(160,186)
Principal payments capital leases	(6,066)	(2,394)
Net cash (used in) provided by financing activities	(300,800)	1,205,420

(Decrease) in cash and cash equivalents	(1,619,018)	(452,621)

Cash and cash equivalents at beginning of period	4,759,817	5,133,435

Cash and cash equivalents at end of period	$3,140,799	$4,680,814

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$27,693	$22,834
Taxes	$-	$-
Non-cash investing and financing activities:
Issuance of 131,136 shares of common stock previously accrued	$93,666	$-
Right of use asset and liabilities – operating upon adoption of ASU 2016-02	$388,581	$-

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc. and subsidiary

Consolidated Statements of Stockholders' Deficiency

	December 31,
	Common Stock			Treasury stock		Accum
	Amount	Value	APIC	Amount	Value	Deficit	Total
Balance - December 31, 2017	36,080,519	$3,605	$36,196,682	2,276,703	$(992,313)	$(26,653,435)	$8,554,539

Common stock issued for the exercise of options	100,000	10	34,990	-	-	-	35,000

Purchase of stock options from employees, officers, and directors	115,699	12	(167,012)	-	-	-	(167,000)

Fair value of vested stock options issued to management	-	-	8,787	-	-	-	8,787

Net income for the three months ended March 31, 2018	-	-	-	-	-	448,548	448,548

Balance - March 31, 2018 (unaudited)	36,296,218	$3,627	$36,073,447	2,276,703	$(992,313)	$(26,204,887)	$8,879,874

	December 31,
	Common Stock			Treasury stock		Accum
	Amount	Value	APIC	Amount	Value	Deficit	Total
Balance - December 31, 2018	36,296,218	$3,627	$36,132,065	2,373,171	$(1,016,370)	$(24,957,536)	$10,161,786

Issuance of shares to employees, previously accrued	131,136	13	93,653	-	-	-	93,666

Fair value of vested stock and stock options issued to management	-	-	100,144	-	-	-	100,144

Net income for the three months ended March 31, 2019	-	-	-	-	-	163,360	163,360

Balance - March 31, 2019 (unaudited)	36,427,354	$3,640	$36,325,862	2,373,171	$(1,016,370)	$(24,794,176)	$10,518,956

See notes to these unaudited condensed consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes as contained in Form 10-K for the year ended December 31, 2018.  In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations to be expected for the full year.

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

Use of Estimates

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounts subject to estimate and judgements are accounts receivable reserves, income taxes, intangible assets, contingent liabilities, operating right of use assets and liabilities, and equity based instruments. Actual results may differ from these estimates under different assumptions or conditions. We believe our estimates have not been materially inaccurate in past years, and our assumptions are not likely to change in the foreseeable future.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At March 31, 2019 and December 31, 2018, trade receivables from the Company’s largest customer amounted to 50% and 48%, respectively, of total trade receivables.

Reclassifications

Certain reclassifications have been made to conform prior period data to the current presentation.

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets (“ROU assets”) and short-term and long-term lease liabilities are included on the face of the condensed consolidated balance sheet. Finance lease ROU assets are presented within other assets, and finance lease liabilities are presented within accrued liabilities.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component. For lease agreements with terms less than 12 months, the Company has elected the short-term lease measurement and recognition exemption, and it recognizes such lease payments on a straight-line basis over the lease term.

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

For revenue from product sales, the Company recognizes revenue in accordance with Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” 606. A five-step analysis a must be met as outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied..  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Adoption of ASC 606 had no material effect on the Company’s financial statements.

Deferred Revenue

Certain customer arrangements in the Company's business such as gift cards and “Of the Month Club” purchases result in deferred revenues when cash payments are received in advance of performance. Gift cards are issued by the Company do not have expiration dates. The Company records a liability for unredeemed gift cards and advance payments for monthly club memberships, as cash is received, and the liability is reduced when the card is redeemed or product delivered.

The following table represents the changes in deferred revenue as reported on the Company’s consolidated balance sheets:

Balance as of December 31, 2018	$559,315
Cash payments received	93,580
Net sales recognized	(375,500)
Balance as of March 31, 2019	$277,395

Disaggregation of Revenue

The following table represents a disaggregation of revenue by from sales for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Specialty food service	$10,205,969	$9,311,800
Ecommerce	2,187,303	984,421
National Brand Management	465,943	620,323
Total	$12,859,215	$10,916,544

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

Dilutive shares at March 31, 2019:

Convertible notes and interest

At March 31, 2019 there were no convertible notes outstanding.

Warrants

At March 31, 2019 there are no warrants outstanding.

Stock Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company at March 31, 2019:

		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Price	of Options	Life (years)
$0.62	360,000	4.76
$0.75	50,000	2.76
$0.85	540,000	4.76
$0.95	50,000	2.76
$1.10	75,000	2.12
$1.20	900,000	4.76
$1.38	100,000	0.67
$1.50	125,000	2.76
$1.90	100,000	0.42
$2.00	125,000	2.76
$2.50	125,000	2.76
$3.00	125,000	2.76
	2,675,000	3.92

Restricted Stock Awards

At March 31, 2019 there are an additional 300,000 unvested restricted stock awards remaining from grants in a prior year. Those 300,000 restricted stock awards will vest as follows: 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days.

Stock-based compensation

During the three months ended March 31, 2019, the Company incurred an obligation to issue an aggregate  total of 72,826 shares of common stock to its Chief Executive Officer and to its Director of Strategic Acquisitions based upon their employment agreements

Dilutive shares at March 31, 2018:

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

Significant Recent Accounting Pronouncements

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) , to increase transparency and comparability among organizations by recognizing a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months and disclosing key information about leasing transactions. Leases are classified as either operating or financing, with such classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) - Targeted Improvements, which provided an optional transition method to apply the new lease requirements through a cumulative-effect adjustment in the period of adoption.

We adopted ASU 2016-02 in the first quarter of 2019 using the optional transition method and elected certain practical expedients permitted under the transition guidance, which, among other things, allowed us to not reassess prior conclusions related to contracts containing leases or lease classification. The adoption primarily affected our condensed consolidated balance sheet through the recognition of $338,581 of operating right-of-use assets and $338,581 of operating lease liabilities as of January 1, 2019. The adoption did not have a significant impact on our results of operations or cash flows. See Note 7. "Leases" to our condensed consolidated financial statements for further discussion of the effects of the adoption of ASU 2016-02 and the associated disclosures.

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

The consideration for and in connection with the iGourmet APA consisted of:  (i) $1,500,000, which satisfied or reduced secured, priority and administrative debt of sellers; (ii) in connection with and prior to the acquisition, our wholly-owned subsidiary, Food Funding, funded advances of $325,500 to sellers on a secured basis, pursuant to certain loan documents and as bridge loans, which loans  were reduced by the proceeds of the iGourmet APA; (iii) the purchase for $200,000 of certain debt owed by sellers, to be paid out of, if  available, Innovative Gourmet’s cash flow; (iv) potential contingent liability allocation for a percentage of sellers’ approximately $2,300,000 of certain debt, not purchased or assumed by Innovative Gourmet, which  under certain circumstances, Innovative Gourmet may determine to pay; and (v) additional purchase price consideration of (a) up to a maximum of $1,500,000, if EBITDA of Innovative Gourmet reaches $800,000 thousand in 2018, (b) up to a maximum of $1,750,000, if EBITDA of Innovative Gourmet in 2019 exceeds its EBITDA in 2018 by at least 20% and if its EBITDA reaches $5,000,000; and (c) up to a maximum of $2,125,000, if EBITDA of Innovative Gourmet in 2020 exceeds its EBITDA in 2019 by at least 20% and if its EBITDA reaches $8,000,000. The additional purchase price consolidation milestone for 2018 was not met. The EBITDA based earnout shall be paid 37.5% in cash, 25% in Innovative Food Holdings shares valued at the time of the closing of this transaction and 37.5%, at Innovative Gourmet’s option, in Innovative Food Holdings shares valued at the time of the payment of the earnout or in cash.

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

Pro forma results

The following table sets forth the unaudited pro forma results of the Company as if the iGourmet APA was effective on the first day of the March 31, 2018 three month period presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

Three months ended March 31, 2018
(unaudited)
Revenues	$11,293,194
Net Income	$337,227
Basic net income per share	$0.010
Diluted net income per share	$0.010
Weighted average shares – basic	33,710,609
Weighted average shares – diluted	33,725,720

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

At the time of acquisition, the Company believed it likely that the Earnout Payments would be made, and accordingly recorded the entire amount of $400,000 as a contingent liability on its balance sheet as of the acquisition date. The amount of $800,000 was allocated to customer lists, an intangible asset with a useful life of 60 months; and the amount of $200,000 was allocated to a non-compete agreement, an intangible asset with a useful life of 48 months.  A total of $52,500 was amortized to operations during each of the three month periods ended March 31, 2019 and 2018.

4. ACCOUNTS RECEIVABLE

At March 31, 2019 and December 31, 2018, accounts receivable consists of:

	March 31, 2019	December 31, 2018
Accounts receivable from customers	$3,402,865	$3,194,932
Allowance for doubtful accounts	(154,346)	(155,176)
Accounts receivable, net	$3,248,519	$3,039,756

5. INVENTORY

Inventory consists primarily of specialty food products.  At March 31, 2019 and December 31, 2018, inventory consisted of the following:

	March 31, 2019	December 31, 2018
Finished Goods Inventory	$2,123,330	$2,301,377

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

A summary of property and equipment at March 31, 2019 and December 31, 2018, was as follows:

	March 31, 2019	December 31, 2018
Land	$385,523	$385,523
Building	1,326,165	1,326,165
Computer and Office Equipment	523,853	523,853
Warehouse Equipment	283,265	302,622
Furniture, Fixtures	891,778	889,073
Vehicles	92,225	220,812
Total before accumulated depreciation	3,502,809	3,648,048
Less: accumulated depreciation	(1,249,585)	(1,191,438)
Total	$2,253,224	$2,456,610

Depreciation and amortization expense for property and equipment amounted to $76,075 and $49,267 for the three months ended March 31, 2019 and 2018, respectively.

7. RIGHT TO USE ASSETS AND LEASE LIABILITY – OPERATING LEASES

The Company has operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 3 years, some of which include options to extend.

The Company’s lease expense for the three months ended March 31, 2019 was entirely comprised of operating leases and amounted to $46,871. The difference between the ROU asset amortization of $42,619 and the associated lease expense of $46,871 consists of interest.

Right to use assets – operating leases are summarized below:

March 31, 2019
Warehouse	$114,543
Warehouse equipment	7,298
Office equipment	49,907
Vehicles	124,214
Right to use assets, net	$295,962

Operating lease liabilities are summarized below:

March 31, 2019
Warehouse	$114,543
Warehouse equipment	7,298
Office equipment	49,907
Vehicles	124,214
Lease liability	$295,962
Less: current portion	(135,991)
Lease liability, non-current	$159,971

Maturity analysis under these lease agreements are as follows:

Nine months ended December 31, 2019	$146,310
Year ended December 31, 2020	127,148
Year ended December 31, 2021	35,754
Year ended December 31, 2022	2,982
Total	$312,194
Less: Present value discount	(16,232)
Lease liability	$295,962

8. INVESTMENTS

The Company has made investments in certain early stage food related companies which it expects can benefit from synergies with the Company’s various operating businesses. At March 31, 2019 the Company has investments in five food related companies in the aggregate amount of $355,025.  The Company does not have significant influence over the operations of these companies.

9. INTANGIBLE ASSETS

The Company acquired certain intangible assets pursuant to the acquisitions through Artisan, Oasis (see note 3), Innovative Gourmet (see note 3), OFB, Haley, and M Innovations. The following is the net book value of these assets:

	March 31, 2019
		Accumulated
	Gross	Amortization	Net
Non-Compete Agreement - amortizable	$505,900	$(380,570)	$125,330
Customer Relationships - amortizable	3,068,043	(1,955,641)	1,112,402
Trade Name	1,532,822	-	1,532,822
Internally Developed Technology	875,643	(184,007)	691,636
Goodwill	650,243	-	650,243
Total	$6,632,651	$(2,520,218)	$4,112,433

	December 31, 2018
		Accumulated
	Gross	Amortization	Net
Non-Compete Agreement - amortizable	$505,900	$(362,913)	$142,987
Customer Relationships - amortizable	3,068,043	(1,783,598)	1,284,445
Trade Name	1,532,822	-	1,532,822
Internally Developed Technology	875,643	(144,577)	731,066
Goodwill	650,243	-	650,243
Total	$6,632,651	$(2,291,088)	$4,341,563

Total amortization expense for the three months ended March 31, 2019 and 2018 was $229,130 and $189,146, respectively.

The trade names are not considered finite-lived assets, and are not being amortized.  The non-compete agreement is being amortized over a period of 48 months.  The customer relationships acquired in these transactions are being amortized over periods of 24 to 36 months.  The internally developed technology is being amortized over 60 months.

As detailed in ASC 350, the Company tests for goodwill impairment in the fourth quarter of each year and whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.  As detailed in ASC 350-20-35-3A, in performing its testing for goodwill impairment, management has completed a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. To complete this review, management followed the steps in ASC 350-20-35-3C to evaluate the fair value of goodwill and considered all known events and circumstances that might trigger an impairment of goodwill. The analysis completed in 2018 determined that there was no impairment to goodwill assets.

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
Trade payables	$1,913,895	$3,425,178
Accrued payroll and commissions	171,569	264,690
Total	$2,085,464	$3,689,868

11. ACCRUED INTEREST

At March 31, 2019, accrued interest on notes outstanding was $18,285. During the three months ended March 31, 2019, the Company paid cash for interest in the aggregate amount of $27,693.

At December 31, 2018, accrued interest on a note outstanding was $16,402. During the twelve months ended December 31, 2018, the Company paid cash for interest in the aggregate amount of $122,232.

12. REVOLVING CREDIT FACILITIES

	March 31, 2019	December 31, 2018

On March 23, 2018, the Company entered into a Master Loan & Security Agreement that provided for the advance of funds in connection with a $500,000 Draw Promissory Note. in order to finance certain equipment acquisitions (“Artisan Equipment Loan”); On December 21, 2018, the Company advanced $391,558 under the $500,000 Draw Promissory Note. This loan is secured by the Company’s tangible and intangible personal property and bears interest at the rate of 5.20%. As of December 31, 2018, there was $108,422 remaining to be drawn on the Artisan Equipment Loan.  On March 27, 2019, an amendment was made to the Draw Promissory Note to extend the draw period to December 31, 2019.   On March 27, 2019, a Promissory Note was made for the amounts advanced in the amount of $391,558 to convert to a Term Loan. (see note 13).

	$-	$-

Line of credit facility with Fifth Third Bank in the original amount of $1,000,000 with an interest rate of LIBOR plus 3.25%. In August 2015, the amount of the credit facility was increased to $1,500,000 and the due date was extended to August 1, 2016. In August 2016, this credit facility was extended to August 1, 2017. On August 1, 2017 this credit facility was increased to $2,000,000 and the due date was extended to August 1, 2018. In August 2018, this credit facility was extended to August 1, 2019.	$-	$-

Total	$-	$-

13. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

	March 31, 2019	December 31, 2018

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

	$-	$-

Secured mortgage note payable for the acquisition of land and building in Bonita Springs, Florida in the amount of $546,000. Principal payments of $4,550 plus interest at the rate of Libor plus 3% are due monthly. The balance of the principal amount was originally due February 28, 2018. On March 23, 2018 and effective February 26, 2018, this note was amended and renewed in the amount of $273,000, with monthly payments of principal and interest of $4,550 payable through the maturity date of February 28, 2023. During the three months ended March 31, 2019, the Company made payments of principal and interest on this note in the amounts of $13,650 and $3,130, respectively.

	218,400	232,050

Secured mortgage note payable for the acquisition of land and building in Broadview, Illinois in the amount of $980,000. Principal payments of $8,167 plus interest at the rate of LIBOR plus 2.75% are due monthly through April 2020, the remaining principal balance in the amount of $490,000 will be due May 29, 2020. During the three months ended March 31, 2019, the Company made payments of principal and interest on this note in the amounts of $24,500 and $8,215, respectively.	604,333	628,833

Term loan dated March 28, 2018 in the original amount of $1,500,000 payable to Fifth Third Bank. This loan is secured by the Company’s tangible and intangible personal property and bears interest at the rate of LIBOR plus 4.25%.  Principal payments in the amount of $83,333 are due monthly along with accrued interest beginning March 28, 2018. The entire principal balance and all accrued interest is due on the maturity date of August 28, 2019. During the three months ended March 31, 2019, the Company made payments of principal and interest on this note in the amounts of $249,999 and $9,975, respectively.

	416,667	666,670

Promissory note dated March 22, 2019 in the original amount of $391,558 (the “Artisan Equipment Loan”) payable to Fifth Third Bank. This loan is secured by the Company’s tangible and intangible personal property and bears interest at the rate of 5.20%. The entire principal balance and all accrued interest is due on the maturity date of March 21, 2024. (see note 11). Monthly payments in the amount of $7,425 including principal and interest will commence in April, 2019.	391,558	391,558

A note payable in the amount of $20,000. The Note was due in January 2006 and the Company is currently accruing interest on this note at 1.9%. During the three months ended March 31, 2019, the Company accrued interest in the amount of $93 on this note.	20,000	20,000

	March 31, 2019	December 31, 2018

Unsecured promissory note in the amount of $100,000 dated January 1, 2017 bearing interest at the rate of 2.91% per annum issued in connection with the Oasis acquisition. Payments in the amount of $4,297 consisting of principal and interest are to be made monthly beginning February 15, 2017 for twenty-four months until paid in full. During the three months ended March 31, 2019, the Company made principal and interest payments on this note in the amount of $4,291 and $2, respectively.	-	4,291

This obligation was reclassified as a Lease Liability - Financing Lease in connection with the Company’s adoption of ASU 2016-02 on January 1, 2019; see note 14.		5,661

Vehicle acquisition loan dated December 6, 2018 in the original amount of $51,088, payable in sixty monthly installments of $955 including interest at the rate of 4.61%. During the three months ended March 31, 2019, the Company made principal and interest payments in the amount of $2,295 and $571, respectively, on this loan.	48,035	50,328

This obligation was reclassified as a Lease Liability - Financing Lease in connection with the Company’s adoption of ASU 2016-02 on January 1, 2019; see note 14.	-	125,711

Total	$1,698,993	$2,125,102

Current portion	$668,833	$928,857
Long-term maturities	1,030,160	1,196,245
Total	$1,698,993	$2,125,102

Aggregate maturities of long-term notes payable as of March 31, 2019 are as follows:

For the period ended March 31,

2020	$650,895
2021	643,779
2022	141,852
2023	146,467
2024	116,000
Thereafter	-
Total	$1,698,993

14. LEASE LIABILITIES - FINANCING LEASES

Financing lease obligation under a lease agreement for a forklift payable in thirty-six monthly installments of $579 including interest at the rate of 4.83%. During the three months ended March 31, 2019, the Company made principal and interest payments on this lease obligation in the amounts of $1,675 and $62, respectively.	3,986	-

Financing lease obligations under a lease agreement for a truck in the original amount of $128,587 payable in seventy monthly installments of $2,326 including interest at the rate of 8.33%. During the three months ended March 31, 2019, the Company made principal and interest payments on this lease obligation in the amounts of $4,388 and $2,588, respectively.	121,323	-

Total	$125,309	$-

Current portion	$22,481	$-
Long-term maturities	102,828	-
Total	$125,309	$-

Aggregate maturities of lease liabilities – financing leases as of March 31, 2019 are as follows:

For the period ended March 31,

2020	$22,481
2021	20,096
2022	21,836
2023	23,726
2024	25,780
Thereafter	11,390
Total	$125,309

15. RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2019:

During the three months ended March 31, 2019 in connection with stock based compensation based upon the terms of employment agreements with its employees and compensation agreements with the Company’s independent board members,  the Company charged to operations the aggregate total amount of $54,036 for the vesting of a total of 97,084 shares of common stock issuable to its Chief Executive Officer ,its Director of Strategic Acquisitions and to its two independent board members.

In January 2019, the Company awarded the following to each of its two independent directors: (i) a cash retainer in the amount of $45,000, which was paid in January 2019; and (ii) cash retainers in the amount of $30,000 per year, to be paid quarterly.

In January 2019, the Company awarded the following stock options to each of its four directors:

-	(i) five-year options to purchase 90,000 shares of common stock at a price of $0.62 per share, vesting quarterly over a three year period;
-	(ii) five-year options to purchase 135,000 shares of common stock at a price of $0.85 per share, vesting quarterly over a three year period;
-	(iii) five-year options to purchase 225,000 shares of common stock at a price of $1.20 per share, vesting quarterly over a three year period

The Company recognized non-cash compensation in the amount of $38,550 during the three months ended March 31, 2019 in connection with these options.

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

16. COMMITMENTS AND CONTINGENT LIABILITIES

Contingent Liability

Pursuant to the iGourmet Asset Purchase Acquisition, the Company recorded contingent liabilities in the original amount of $787,800. This amount relates to certain performance based payments over the twenty-four months following the acquisition date as well as to certain additional liabilities that the Company has evaluated and has recorded on a contingent basis. During the year ended December 31, 2018, the Company reduced this amount by $392,900 as the performance goals for the first year were not met. At March 31, 2019, the amount of $132,300 remains on the Company’s balance sheet as a current contingent liability, and $257,600 as a long term contingent liability.

Pursuant to the Oasis acquisition, the Company had a contingent liability in the amount of $400,000 on connection with performance-based bonus obligations. During the year ended December 31, 2018, the company paid the amount of $189,000 related to these obligations, and recorded a gain in the amount of $11,000. At March 31, 2019, the Company has the amount of $200,000 on its balance sheet as a current contingent liability in connection with the second year performance based bonus payment.

Pursuant to the Mouth Foods LLC Asset Acquisition, the Company recorded contingent liabilities in the amount of $240,576.  $115,269 is classified as a current contingent liability and $100,000 is classified as a non-current contingent liability at March 31, 2019.  These amounts relate to the estimate of certain performance based payments following the acquisition date as well as to certain additional liabilities that the Company has evaluated and has recorded on a contingent basis.

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

17. EQUITY

Common Stock

At March 31, 2019 and December 31, 2018, a total of 2,520,912 shares are deemed issued but not outstanding by the Company. These include 2,306,503 shares of treasury stock.

Three months ended March 31, 2019:

The Company issued a total of 131,136 shares of common stock to seven employees for previously accrued bonuses in the amount of $93,666.

The Company accrued the amount of $61,594 in connection with the vesting of 110,980 shares of common stock issuable to board members and employees in connection with their employment agreements.

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

Warrants

There were no warrants outstanding at March 31, 2019 or December 31, 2018.

Options

The following table summarizes the options outstanding at March 31, 2019 and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.62	360,000	4.76	$0.62	30,000	$0.62
$0.75	50,000	2.76	$0.75	-	$0.75
$0.85	540,000	4.76	$0.85	45,000	$0.85
$0.95	50,000	2.76	$0.95	-	$0.95
$1.10	75,000	2.12	$1.10	75,000	$1.10
$1.20	900,000	4.76	$1.20	75,000	$1.20
$1.38	100,000	0.67	$1.38	100,000	$1.38
$1.50	125,000	2.76	$1.50	-	$1.50
$1.90	100,000	0.42	$1.90	100,000	$1.90
$2.00	125,000	2.76	$2.00	-	$2.00
$2.50	125,000	2.76	$2.50	-	$2.50
$3.00	125,000	2.76	$3.00	-	$3.00
	2,675,000	3.92	$1.26	425,000	$1.31

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2018	1,050,000	$1.80

Granted	1,800,000	$0.98
Exercised	-	$-
Cancelled / Expired	(175,000)	$1.53

Options outstanding at March 31, 2019	2,675,000	$1.26

Aggregate intrinsic value of options outstanding and exercisable at March 31, 2019 and 2018 was $0 and $12,250, respectively.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.45 and $1.06 as of March 31, 2019 and 2018, respectively, and the exercise price multiplied by the number of options outstanding.

During the three months ended March 31, 2019 and 2018, the Company charged $38,550 and $8,787, respectively, to operations to recognized stock-based compensation expense for employee stock options.

Accounting for warrants and stock options

The Company valued warrants and stock options during the three months ended March 31, 2019 using the Black-Scholes valuation model utilizing the following variables:

March 31,
2019
Volatility	59.4%
Dividends	$-
Risk-free interest rates	2.49%
Term (years)	5.00

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

Critical Accounting Policy and Estimates

Use of Estimates in the Preparation of Financial Statements

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates include certain assumptions related to doubtful accounts receivable, stock-based services, valuation of financial instruments, operating right of use assets and liabilities, and income taxes. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounts subject to estimate and judgements are accounts receivable reserves, income taxes, intangible assets, contingent liabilities, and equity based instruments. Actual results may differ from these estimates under different assumptions or conditions. We believe our estimates have not been materially inaccurate in past years, and our assumptions are not likely to change in the foreseeable future.

Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $154,346 for doubtful accounts receivable at March 31, 2019, and $155,176 at December 31, 2018. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets (“ROU assets”) and short-term and long-term lease liabilities are included on the face of the condensed consolidated balance sheet. Finance lease ROU assets are presented within other assets, and finance lease liabilities are presented within accrued liabilities.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component. For lease agreements with terms less than 12 months, the Company has elected the short-term lease measurement and recognition exemption, and it recognizes such lease payments on a straight-line basis over the lease term.

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

Transactions With a Major Customer

Transactions with a major customer and related economic dependence information is set forth immediately below and above in Note 2 to the Condensed Consolidated Financial Statements and also in our Annual Report on Form 10-K for the year ended December 31, 2018 (1) following our discussion of Liquidity and Capital Resources, (2) Concentrations of Credit Risk in Note 17 to the Consolidated Financial Statements, and (3) as the fourth item under Risk Factors.

Relationship with U.S. Foods

We have historically sold the majority of our products through a distributor relationship between FII and Next Day Gourmet, L.P., a subsidiary of U.S. Foods, a leading broadline distributor. These sales amounted to $7,541,296 (59% of total sales) and $7,083,672 (65% of total sales) for the three months ended March 31, 2019 and 2018 respectively.  On January 26, 2015 we executed a contract between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods, Inc.  The term of the Agreement is from January 1, 2015 through December 31, 2016 and provides for a limited number of automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew.  Based on the terms, the Agreement was extended through 2018. Effective January 1, 2018 the Agreement was further amended to remove the cap on renewals, and provide for an unlimited number of additional 12-month terms unless either party notifies the other in writing, 30 days prior to the end date, of its intent not to renew.

RESULTS OF OPERATIONS

This discussion may contain forward looking-statements that involve risks and uncertainties. Our future results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenue

Revenue increased by $1,942,671 or approximately 17.8% to $12,859,215 for the three months ended March 31, 2019 from $10,916,544 in the prior year. The increase in revenues was attributable to an increase in revenues associated with foodservice and ecommerce offset partially by a decrease in revenues associated with national brand management.

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

Cost of goods sold

Our cost of goods sold for the three months ended March 31, 2019 was $8,881,380, an increase of $1,443,949 or approximately 19.4% compared to cost of goods sold of $7,437,431 for the three months ended March 31, 2018. Cost of goods sold is made up of the following expenses for the three months ended March 31, 2019: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $6,248,748; and shipping, delivery, handling, and purchase allowance expenses in the amount of $2,632,632. Total gross margin was approximately 30.9% of sales in 2019 compared to approximately 31.9% of sales in 2018.  The increase in cost of goods sold is primary attributable to an increase in sales.  The decrease in gross margins from 2018 are primarily attributable to variation in product and revenue mix across our various selling channels including a decrease in higher gross margin revenues associated with National Brand Management.

In 2019, we continued to price our products in order to increase sales, gain market share and increase the number of our end users and ecommerce customers. We were successful in both increasing sales and increasing market share and increasing the number of our ecommerce customers.  We currently expect, if market conditions and our product revenue mix remain constant, that our cost of goods sold may increase.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $785,180 or approximately 26.1% to $3,788,997 during the three months ended March 31, 2019 compared to $3,003,817 for the three months ended March 31, 2018. The increase in selling, general, and administrative expenses was primarily due to an increase in payroll and related costs of approximately $634,125 (including an increase in non-cash compensation in the amount of $91,357), an increase in depreciation and amortization of $66,792, an increase in advertising and marketing of $66,060, an increase in travel and entertainment of $65,522, and an increase in computer and IT costs in the amount of $37,024. Professional fees decreased by $172,532 during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to a decrease in acquisition activity in the current period compared to the three months ended March 31, 2018. The increase in payroll and related costs were driven mainly by increases associated with Mouth, which was acquired in 2019 and increases in payroll at Innovative Gourmet The increases in payroll expenses at Innovative Gourmet were driven mainly by an increase in the time periods incorporating payroll expenses compared to the prior year as well as additional personnel added to support Innovative Gourmet sales growth.

Interest expense, net

Interest expense, net of interest income, decreased by $1,270 or approximately 4.7% to $25,478 during the three months ended March 31, 2019, compared to $26,748 during the three months ended March 31, 2018.  Interest accrued or paid on the Company’s commercial loans and notes payable decreased by $2,936 to $26,996 during the current period, compared to $29,932 during the prior year; interest income decreased by $1,666 to $1,518 during the current period compared to $3,184 during the prior period.

Net income

For the reasons above, the Company had net income for the three months ended March 31, 2019 of $163,360 which is a decrease of approximately $285,188 or 63.6% compared to a net income of $448,548 during the three months ended March 31, 2018. The income for the three months ended March 31, 2019 includes a total of $405,349 in non-cash charges, including amortization of intangible assets in the amount of $229,130, depreciation expense of $76,075, and charges for non-cash compensation in the amount of $100,144. The income for the three months ended March 31, 2018 includes a total of $247,200 in non-cash charges, including amortization of intangible assets in the amount of $189,146, depreciation expense of $49,267, charges for non-cash compensation in the amount of $8,787.

Liquidity and Capital Resources at March 31, 2019

As of March 31, 2019, the Company had current assets of $8,678,873, consisting of cash and cash equivalents of $3,140,799; trade accounts receivable of $3,248,519; inventory of $2,123,330; and other current assets of $166,225.  Also at March 31, 2019, the Company had current liabilities of $3,644,024, consisting of trade payables and accrued liabilities of $2,098,702; accrued interest of $18,285; deferred revenue of $264,157; lease liabilities – operating leases, current portion of $135,991; lease liabilities – financing leases, current portion of $22,481; current portion of notes payable of $668,833; and current portion of contingent liability of $447,569.

During the three months ended March 31, 2019, the Company had cash used in operating activities of $1,315,513.  Cash used in operations consisted of the Company’s consolidated net income of $163,360 plus non-cash compensation in the amount of $100,144; and depreciation and amortization of $305,205. These amounts were partially offset by a decrease in provision for doubtful accounts of $830 and by a change in the components of current assets and liabilities in the amount of $1,922,145.

The Company had cash used in investing activities of $2,705 for the three months ended March 31, 2019, which consisted of cash paid in the for the acquisition of property and equipment.

The Company had cash used in financing activities of $300,800 for the three months ended March 31, 2019, which consisted of principal payments made on notes payable of $294,734 and principal payments on financing leases of $6,066.

The Company had net working capital of $5,034,849 as of March 31, 2019. The Company had cash used by operations during the three months ended March 31, 2019 in the amount of $1,315,513. This compares to cash generated from operating activities of $870,396 during the three months ended March 31, 2018.  The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines.  Currently, we do not have any material long-term obligations other than those described in Note 12 to the financial statements included in this report. As we seek to increase our sales of new items and enter new markets, acquire new businesses as well as identify new and other consumer and food service oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

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

RISK FACTORS

The Company’s business and success is subject to numerous risk factors as detailed in its Annual Report on Form 10-K for the year ended December 31, 2018 which is available at no cost at www.sec.gov.

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

(a) Evaluation of disclosure controls and procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act.) as of the end of the period covered by this Quarterly Report, have identified a control deficiency regarding the integration of two acquisitions in 2018 and as a result management has concluded our internal control over financial reporting was ineffective at March 31, 2019 at the reasonable assurance level. Management of the Company believes that this deficiency is primarily due to the smaller size of the company’s accounting staff in relation to certain continued system integrations related to the 2018 acquisitions of certain assets of iGourmet LLC and Mouth Foods, Inc. To address this matter, we have expanded our accounting staff and we expect to retain additional qualified personnel to continue to remediate this control deficiency in the future.. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued the following shares of common stock during the three months ended March 31, 2019:

The Company issued 131,136 shares of common stock to employees for bonuses previously accrued in the amount of $93,666.

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

10.1	Employment Agreement with Justin Wiernasz dated as of January 28, 2019 (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2019).

10.2	Employment Agreement with Sam Klepfish dated as of January 28, 2019 (incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2019).

10.3	Form of Director Agreement (incorporated by reference to exhibit 10.3 of the Company’s (incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2019).

31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Section 906 Certification

32.2	Section 906 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Sam Klepfish	Chief Executive Officer	May 20, 2019
Sam Klepfish

/s/ John McDonald	Principal Accounting Officer	May 20, 2019
John McDonald