Form 10-Q
period 2019-06-30
INNOVATIVE FOOD HOLDINGS INC
filed 2019-08-14
CIK 312257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 36,786,528 shares of common stock issued and 34,198,948 shares of common stock outstanding as of August 9, 2019.

INNOVATIVE FOOD HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,158,853	$4,759,817
Accounts receivable, net	3,018,700	3,039,756
Inventory	2,217,174	2,301,377
Other current assets	197,583	144,301
Total current assets	8,592,310	10,245,251

Property and equipment, net	2,235,416	2,456,610
Investments	395,025	339,525
Right of use assets, operating leases, net	268,638	-
Right of use assets, finance leases, net	122,619	-
Other amortizable intangible assets, net	1,702,301	2,158,498
Goodwill and other unamortizable intangible assets	2,183,065	2,183,065
Total assets	$15,499,374	$17,382,949

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,043,215	$3,689,868
Accrued interest	18,378	16,402
Deferred revenue	280,928	559,315
Notes payable - current portion	901,728	928,857
Lease liability - operating leases, current	197,014	-
Lease liability - finance leases, current	20,605	-
Contingent liability - current portion	519,108	472,876
Total current liabilities	3,980,976	5,667,318

Lease liability - operating leases, non-current	71,624	-
Lease liability - finance leases, non-current	97,959	-
Contingent liability - long-term	247,600	357,600
Note payable - long term portion	464,047	1,196,245
Total liabilities	4,862,206	7,221,163

Commitment and contingencies (see note 16)	-	-

Stockholders' equity

Common stock: $0.0001 par value; 500,000,000 shares authorized; 36,427,354 and 36,296,218 shares issued, and 33,839,774 and 33,708,638 shares outstanding at June 30, 2019 and December 31, 2018, respectively	3,640	3,627
Additional paid-in capital	36,421,970	36,132,065
Treasury stock: 2,373,171 shares outstanding at June 30, 2019 and December 31, 2018	(1,016,370)	(1,016,370)
Accumulated deficit	(24,772,072)	(24,957,536)
Total stockholders' equity	10,637,168	10,161,786

Total liabilities and stockholders' equity	$15,499,374	$17,382,949

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Revenue	$13,925,451	$11,989,003	$26,784,666	$22,905,547
Cost of goods sold	9,862,369	8,409,485	18,743,749	15,846,916
Gross margin	4,063,082	3,579,518	8,040,917	7,058,631

Selling, general and administrative expenses	4,017,829	3,070,979	7,806,826	6,074,796
Total operating expenses	4,017,829	3,070,979	7,806,826	6,074,796

Operating income	45,253	508,539	234,091	983,835

Other (income) expense:
Gain on settlement of contingent liability	-	(11,000)	-	(11,000)
Interest expense, net	23,149	34,296	48,627	61,044
Total other expense	23,149	23,296	48,627	50,044

Net income before taxes	22,104	485,243	185,464	933,791

Income tax expense	-	155,000	-	155,000

Net income	$22,104	$330,243	$185,464	$778,791

Net income per share - basic	$0.001	$0.010	$0.005	$0.023

Net income per share - diluted	$0.001	$0.010	$0.005	$0.023

Weighted average shares outstanding - basic	33,947,817	34,007,519	34,001,294	33,966,497

Weighted average shares outstanding - diluted	33,947,817	34,007,519	34,001,294	33,966,497

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2019	2018

Cash flows from operating activities:
Net income	$185,464	$778,791
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	631,026	500,027
Amortization of right-of-use asset	88,644	-
Stock based compensation	196,252	23,408
Gain on settlement of contingent liability	-	(11,000)
Provision for (recovery of) doubtful accounts	(2,779)	-

Changes in assets and liabilities:
Accounts receivable	(6,665)	(428,976)
Inventory and other current assets, net	30,921	(526,246)
Accounts payable and accrued liabilities	(1,551,011)	22,865
Deferred revenue	(278,387)	25,565
Contingent liabilities	(63,768)	-
Operating lease liability	(88,644)	-
Net cash (used in) provided by operating activities	(858,947)	384,434

Cash flows from investing activities:
Cash related to the igourmet asset acquisition	-	(2,409,437)
Cash paid for website development	(23,500)	-
Acquisition of property and equipment	(85,829)	(99,804)
Investment in food related company	(25,000)	(50,000)
Net cash used in investing activities	(134,329)	(2,559,241)

Cash flows from financing activities:
Purchase of stock options from officers, directors, and employees	-	(167,000)
Cash received from exercise of warrants	-	35,000
Cash paid in settlement of contingent liability - Oasis acquisition	-	(189,000)
Borrowings on term loan	-	1,500,000
Purchase of treasury stock	-	(24,057)
Principal payments on debt	(594,877)	(545,674)
Principal payments capital leases	(12,811)	(3,993)
Net cash (used in) provided by financing activities	(607,688)	605,276

Decrease in cash and cash equivalents	(1,600,964)	(1,569,531)

Cash and cash equivalents at beginning of period	4,759,817	5,133,435

Cash and cash equivalents at end of period	$3,158,853	$3,563,904

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$49,337	$65,114

Taxes	$-	$155,000

Non-cash investing and financing activities:
Issuance of 131,136 shares of common stock previously accrued	$93,666	$-
Right to use assets and liabilities - operating, upon adoption of ASU 2016-02	$388,581	$-
Return of equipment and reduction in amount due under equipment financing loan	$33,075	$-
Increase in right of use assets and liabilities	$18,701	$-
Investment in food related company	$30,500	$-

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc. and subsidiary

Consolidated Statements of Stockholders' Equity

	STOCKHOLDERS' EQUITY - THREE MONTHS ENDED JUNE 30
	Common Stock			Treasury stock		Accum
	Amount	Value	APIC	Amount	Value	Deficit	Total
Balance - March 31, 2018	36,296,218	$3,627	$36,073,447	2,276,703	$(992,313)	$(26,204,887)	$8,879,874
Purchase of treasury stock from employee	-	-	-	2,000	(1,940)	-	(1,940)
Fair value of stock vested to management	-	-	14,621	-	-	-	14,621
Cost of treasury stock acquired during the period	-	-	-	27,800	(22,117)	-	(22,117)
Net income for the three months ended June 30, 2018	-	-	-	-	-	330,243	330,243
Balance - June 30, 2018 (unaudited)	36,296,218	$3,627	$36,088,068	2,306,503	$(1,016,370)	$(25,874,644)	$9,200,681

Balance - March 31, 2019	36,427,354	$3,640	$36,325,862	2,373,171	$(1,016,370)	$(24,610,685)	$10,702,447
Fair value of vested stock and stock options issued to management	-	-	96,108	-	-	-	96,108
Net income for the three months ended June 30, 2019	-	-	-	-	-	22,104	22,104
Balance - June 30, 2019 (unaudited)	36,427,354	$3,640	$36,421,970	2,373,171	$(1,016,370)	$(24,772,072)	$10,637,168

	STOCKHOLDERS' EQUITY - SIX MONTHS ENDED JUNE 30
	Common Stock			Treasury stock		Accum
	Amount	Value	APIC	Amount	Value	Deficit	Total
Balance - December 31, 2017	36,080,519	$3,605	$36,196,682	2,276,703	$(992,313)	$(26,653,435)	$8,554,539
Common stock issued for the exercise of options	100,000	10	34,990	-	-	-	35,000
Purchase of stock options from employees, officers, and directors	115,699	12	(167,012)	-	-	-	(167,000)
Purchase of treasury stock from employee	-	-	-	2,000	(1,940)	-	(1,940)
Fair value of vested stock options issued to management	-	-	8,787	-	-	-	8,787
Fair value of stock vested to management	-	-	14,621	-	-	-	14,621
Cost of treasury stock acquired during the period	-	-	-	27,800	(22,117)	-	(22,117)
Net income for the six months ended June 30, 2018	-	-	-	-	-	778,791	778,791
Balance - June 30, 2018 (unaudited)	36,296,218	$3,627	$36,088,068	2,306,503	$(1,016,370)	$(25,874,644)	$9,200,681

Balance at December 31, 2018	36,296,218	$3,627	$36,132,065	2,373,171	$(1,016,370)	$(24,957,536)	$10,161,786
Issuance of shares to employees, previously accrued	131,136	13	93,653	-	-	-	93,666
Fair value of vested stock and stock options issued to management	-	-	196,252	-	-	-	196,252
Net income for the six months ended June 30, 2019	-	-	-	-	-	185,464	185,464
Balance - June 30, 2019 (unaudited)	36,427,354	$3,640	$36,421,970	2,373,171	$(1,016,370)	$(24,772,072)	$10,637,168

See notes to these unaudited condensed consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes as contained in Form 10-K for the year ended December 31, 2018.  In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations to be expected for the full year.

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

Gourmet has been in the business of providing specialty food via e-commerce through its own website at www.forthegourmet.com and through other ecommerce channels, with unique specialty gourmet food products shipped directly from our network of vendors and from our warehouses within 24 – 72 hours. GFG is focused on expanding the Company’s program offerings to additional customers.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At June 30, 2019 and December 31, 2018, trade receivables from the Company’s largest customer amounted to 40% and 44%, respectively, of total trade receivables.

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

The following table represents the changes in deferred revenue as reported on the Company’s consolidated balance sheets:

Balance as of December 31, 2018	$559,315
Cash payments received	93,580
Net sales recognized	(375,500)
Balance as of March 31, 2019	$277,395

Cash payments received	225,064
Net sales recognized	(221,531)
Balance as of June 30, 2019	$280,928

Disaggregation of Revenue

The following table represents a disaggregation of revenue by from sales for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,
	2019	2018
Specialty food service	$11,670,386	$10,012,631
Ecommerce	1,784,328	1,384,362
National Brand Management	470,737	592,010
Total	$13,925,451	$11,989,003

	Six Months Ended
	June 30,
	2019	2018
Specialty food service	$21,967,994	$19,258,107
Ecommerce	3,879,993	2,435,106
National Brand Management	936,679	1,212,333
Total	$26,784,666	$22,905,547

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

Dilutive shares at June 30, 2019:

Convertible notes and interest

At June 30, 2019 there were no convertible notes outstanding.

Warrants

At June 30, 2019 there are no warrants outstanding.

Stock Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company at June 30, 2019:

		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Price	of Options	Life (years)
$0.62	360,000	4.51
$0.75	50,000	2.51
$0.85	540,000	4.51
$0.95	50,000	2.51
$1.10	75,000	1.87
$1.20	900,000	4.51
$1.38	100,000	0.42
$1.50	125,000	2.51
$1.90	100,000	0.17
$2.00	125,000	2.51
$2.50	125,000	2.51
$3.00	125,000	2.51
	2,675,000	3.67

Restricted Stock Awards

At June 30, 2019 there are an additional 300,000 unvested restricted stock awards remaining from grants in a prior year. Those 300,000 restricted stock awards will vest as follows: 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days.

Stock-based compensation

During the six months ended 2019, the Company incurred obligations to issue the following shares of common stock pursuant to employment agreements: an aggregate total of 145,450 shares of common stock to its Chief Executive Officer and to its Director of Strategic Acquisitions; an aggregate total 48,516 shares to board members; and 27,994 shares to an employee.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU relates to the accounting for non-employee share-based payments. The amendment in this update expands the scope of Topic 718 to include all share-based payment transactions in which a grantor acquired goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The ASU excludes share-based payment awards that relate to: (1) financing to the issuer; or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts from Customers. The share-based payments are to be measured at grant-date fair value of the equity instruments that the entity is obligated to issue when the goods or service has been delivered or rendered and all other conditions necessary to earn the right to benefit from the equity instruments have been satisfied. This standard will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We adopted the provisions of this ASU on January 1, 2019. The adoption had no impact on our results of operations, cash flows, or financial condition.

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

Pro forma results

The following table sets forth the unaudited pro forma results of the Company as if the iGourmet APA was effective on the first day of the June 30, 2018 six month period presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

Six months ended June 30, 2018
(unaudited)
Revenues	$23,283,197
Net Income	$667,471
Basic net income per share	$0.020
Diluted net income per share	$0.020
Weighted average shares – basic	33,966,497
Weighted average shares – diluted	33,966,497

4. ACCOUNTS RECEIVABLE

At June 30, 2019 and December 31, 2018, accounts receivable consists of:

	June 30, 2019	December 31, 2018
Accounts receivable from customers	$3,171,097	$3,194,932
Allowance for doubtful accounts	(152,397)	(155,176)
Accounts receivable, net	$3,018,700	$3,039,756

5. INVENTORY

Inventory consists primarily of specialty food products.  At June 30, 2019 and December 31, 2018, inventory consisted of the following:

	June 30, 2019	December 31, 2018
Finished Goods Inventory	$2,217,174	$2,301,377

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

A summary of property and equipment at June 30, 2019 and December 31, 2018, was as follows:

	June 30, 2019	December 31, 2018
Land	$385,523	$385,523
Building	1,326,165	1,326,165
Computer and Office Equipment	546,828	523,853
Warehouse Equipment	301,106	302,622
Furniture, Fixtures	891,778	889,073
Vehicles	101,518	220,812
Total before accumulated depreciation	3,552,918	3,648,048
Less: accumulated depreciation	(1,317,502)	(1,191,438)
Total	$2,235,416	$2,456,610

Depreciation and amortization expense for property and equipment amounted to $75,254 and $45,457 for the three months ended June 30, 2019 and 2018, respectively. Depreciation and amortization expense for property and equipment amounted to $151,329 and $94,724 for the six months ended June 30, 2019 and 2018, respectively.

7. RIGHT TO USE ASSETS AND LEASE LIABILITY – OPERATING LEASES

The Company has operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 3 years, some of which include options to extend.

The Company’s lease expense for the three and six months ended June 30, 2019 was entirely comprised of operating leases and amounted to $50,396 and $97,267, respectively. The Company’s ROU asset amortization for the three and six months ended June 30, 2019 and $45,963 and $88,644, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

Right to use assets – operating leases are summarized below:

June 30, 2019
Warehouse	$92,400
Warehouse equipment	24,172
Office equipment	42,712
Vehicles	109,354
Right to use assets, net	$268,638

Operating lease liabilities are summarized below:

June 30, 2019
Warehouse	$92,400
Warehouse equipment	24,172
Office equipment	42,712
Vehicles	109,354
Lease liability	$268,638
Less: current portion	(197,014)
Lease liability, non-current	$71,624

Maturity analysis under these lease agreements are as follows:

Twelve months ended June 30, 2020	$197,014
Twelve months ended June 30, 2021	57,074
Twelve months ended June 30, 2022	24,589
Twelve months ended June 30, 2023	3,894
Twelve months ended June 30, 2024	-
Total	$282,571
Less: Present value discount	(13,933)
Lease liability	$268,638

8. INVESTMENTS

The Company has made investments in certain early stage food related companies which it expects can benefit from synergies with the Company’s various operating businesses. At June 30, 2019 the Company has investments in six food related companies in the aggregate amount of $395,025.  The Company does not have significant influence over the operations of these companies.

During the three months ended June 30, 2019, the Company invested $25,000 in food related companies. The Company’s investments may take the form of debt, equity, or equity in the future including convertible notes and other instruments which provide for future equity under various scenarios including subsequent financings or initial public offerings. The Company has evaluated the guidance in Accounting Standards Codification (“ASC”) No. 325-20 Investments – Other, in determining to account for the investment using the cost method since the equity securities are not marketable and do not give the Company significant influence.

Also during the three months and six months ended June 30, 2019, the Company converted accounts payable in the amount of $15,000 and $30,500, respectively, into an equity investment in a food related company.

9. INTANGIBLE ASSETS

The Company acquired certain intangible assets pursuant to the acquisitions through Artisan, Oasis (see note 3), Innovative Gourmet (see note 3), OFB, Haley, and M Innovations. The following is the net book value of these assets:

	June 30, 2019
		Accumulated
	Gross	Amortization	Net
Non-Compete Agreement - amortizable	$505,900	$(398,229)	$107,671
Customer Relationships - amortizable	3,068,043	(2,130,864)	937,179
Trade Name	1,532,822	-	1,532,822
Internally Developed Technology - amortizable	875,643	(241,692)	633,951
Goodwill	650,243	-	650,243
Website - amortizable	23,500	-	23,500
Total	$6,656,151	$(2,770,785)	$3,885,366

	December 31, 2018
		Accumulated
	Gross	Amortization	Net
Non-Compete Agreement - amortizable	$505,900	$(362,913)	$142,987
Customer Relationships - amortizable	3,068,043	(1,783,598)	1,284,445
Trade Name	1,532,822	-	1,532,822
Internally Developed Technology - amortizable	875,643	(144,577)	731,066
Goodwill	650,243	-	650,243
Total	$6,632,651	$(2,291,088)	$4,341,563

Total amortization expense for the three months ended June 30, 2019 and 2018 was $250,567 and $216,157, respectively; total amortization expense for the six months ended June 30, 2019 and 2018 was $479,697 and $405,303, respectively.

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

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
Trade payables and accrued liabilities	$1,844,146	$3,425,178
Accrued payroll and commissions	199,069	264,690
Total	$2,043,215	$3,689,868

11. ACCRUED INTEREST

At June 30, 2019, accrued interest on notes outstanding was $18,378. During the six months ended June 30, 2019, the Company paid cash for interest in the aggregate amount of $49,337.

At December 31, 2018, accrued interest on a note outstanding was $16,402. During the twelve months ended December 31, 2018, the Company paid cash for interest in the aggregate amount of $122,232.

12. REVOLVING CREDIT FACILITIES

	June 30, 2019	December 31, 2018

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

	$-	$-

Line of credit facility with Fifth Third Bank in the original amount of $1,000,000 with an interest rate of LIBOR plus 3.25%. In August 2015, the amount of the credit facility was increased to $1,500,000 and the due date was extended to August 1, 2016. In August 2016, this credit facility was extended to August 1, 2017. On August 1, 2017 this credit facility was increased to $2,000,000 and the due date was extended to August 1, 2018. In August 2018, this credit facility was extended to August 1, 2019. Effective August 1, 2019, this credit facility was extended to August 1, 2021.	$-	$-

Total	$-	$-

13. NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

	June 30, 2019	December 31, 2018

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

Secured mortgage note payable for the acquisition of land and building in Bonita Springs, Florida in the amount of $546,000. Principal payments of $4,550 plus interest at the rate of Libor plus 3% are due monthly. The balance of the principal amount was originally due February 28, 2018. On March 23, 2018 and effective February 26, 2018, this note was amended and renewed in the amount of $273,000, with monthly payments of principal and interest of $4,550 payable through the maturity date of February 28, 2023. During the three months ended June 30, 2019, the Company made payments of principal and interest on this note in the amounts of $13,650 and $2,992, respectively. During the six months ended June 30, 2019, the Company made payments of principal and interest on this note in the amounts of $27,300 and $6,122, respectively.

	204,750	232,050

Secured mortgage note payable for the acquisition of land and building in Broadview, Illinois in the amount of $980,000. Principal payments of $8,167 plus interest at the rate of LIBOR plus 2.75% are due monthly through April 2020, the remaining principal balance in the amount of $490,000 will be due May 29, 2020. During the three months ended June 30, 2019, the Company made payments of principal and interest on this note in the amounts of $24,500 and $7,991, respectively. During the six months ended June 30, 2019, the Company made payments of principal and interest on this note in the amounts of $49,000 and $16,213, respectively.

	579,833	628,833

Term loan dated March 28, 2018 in the original amount of $1,500,000 payable to Fifth Third Bank. This loan is secured by the Company’s tangible and intangible personal property and bears interest at the rate of LIBOR plus 4.25%.  Principal payments in the amount of $83,333 are due monthly along with accrued interest beginning March 28, 2018. The entire principal balance and all accrued interest is due on the maturity date of August 28, 2019. During the three months ended June 30, 2019, the Company made payments of principal and interest on this note in the amounts of $249,999 and $5,792, respectively. During the six months ended June 30, 2019, the Company made payments of principal and interest on this note in the amounts of $499,998 and $15,767, respectively.

	166,668	666,670

Promissory note dated March 22, 2019 in the original amount of $391,558 (the “Artisan Equipment Loan”) payable to Fifth Third Bank. This loan is secured by the Company’s tangible and intangible personal property and bears interest at the rate of 5.20%.  The entire principal balance and all accrued interest is due on the maturity date of March 21, 2024.  Monthly payments in the amount of $7,425 including principal and interest commenced in April, 2019. During the three and six months ended June 30, 2019, equipment financed under the Artisan Equipment Loan in the amount of $33,075 was returned for credit. Also during the three and six months ended June 30, 2019, the Company made payments of principal and interest on this note in the amounts of $11,506 and $5,114, respectively.

	348,033	391,558

A note payable in the amount of $20,000. The Note was due in January 2006 and the Company is currently accruing interest on this note at 1.9%. During the three and six months ended June 30, 2019, the Company accrued interest in the amount of $93 and $186, respectively, on this note.	20,000	20,000

	June 30, 2019	December 31, 2018

Unsecured promissory note in the amount of $100,000 dated January 1, 2017 bearing interest at the rate of 2.91% per annum issued in connection with the Oasis acquisition. Payments in the amount of $4,297 consisting of principal and interest are to be made monthly beginning February 15, 2017 for twenty-four months until paid in full. During the three months ended June 30, 2019, the Company made principal and interest payments on this note in the amount of $0 and $0, respectively. During the six months ended June 30, 2019, the Company made principal and interest payments on this note in the amount of $4,291 and $2, respectively.

	-	4,291

This obligation was reclassified as a Lease Liability - Financing Lease in connection with the Company’s adoption of ASU 2016-02 on January 1, 2019; see note 14.	-	5,661

Vehicle acquisition loan dated December 6, 2018 in the original amount of $51,088, payable in sixty monthly installments of $955 including interest at the rate of 4.61%. During the three months ended June 30, 2019, the Company made principal and interest payments in the amount of $2,295 and $571, respectively, on this loan. During the six months ended June 30, 2019, the Company made principal and interest payments in the amount of $3,837 and $938, respectively, on this loan.	46,491	50,328

This obligation was reclassified as a Lease Liability - Financing Lease in connection with the Company’s adoption of ASU 2016-02 on January 1, 2019; see note 14.	-	125,711

Total	$1,365,775	$2,125,102

Current portion	$901,728	$928,857
Long-term maturities	464,047	1,196,245
Total	$1,365,775	$2,125,102

Aggregate maturities of long-term notes payable as of June 30, 2019 are as follows:

For the period ended June 30,

2020	$901,728
2021	132,757
2022	136,911
2023	127,634
2024	66,745
Thereafter	-
Total	$1,365,775

14. LEASE LIABILITIES - FINANCING LEASES

Financing lease obligation under a lease agreement for a forklift payable in thirty-six monthly installments of $579 including interest at the rate of 4.83%. During the three months ended June 30, 2019, the Company made principal and interest payments on this lease obligation in the amounts of $2,264 and $35, respectively. During the six months ended June 30, 2019, the Company made principal and interest payments on this lease obligation in the amounts of $3,939 and $89, respectively.	1,722	-

Financing lease obligations under a lease agreement for a truck in the original amount of $128,587 payable in seventy monthly installments of $2,326 including interest at the rate of 8.33%. During the three months ended June 30, 2019, the Company made principal and interest payments on this lease obligation in the amounts of $4,481 and $2,496, respectively. During the six months ended June 30, 2019, the Company made principal and interest payments on this lease obligation in the amounts of $8,869 and $5,085 respectively.	116,842	-

Total	$118,564	$-

Current portion	$20,605	$-
Long-term maturities	97,959	-
Total	$118,564	$-

Aggregate maturities of lease liabilities – financing leases as of June 30, 2019 are as follows:

For the period ended June 30,

2020	$20,605
2021	20,517
2022	22,294
2023	24,224
2024	26,321
Thereafter	4,603
Total	$118,564

15. RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2019:

During the six months ended June 30, 2019 in connection with stock based compensation based upon the terms of employment agreements with its employees and compensation agreements with the Company’s independent board members,  the Company charged to operations the aggregate total amount of $54,036 for the vesting of a total of 97,084 shares of common stock issuable to its Chief Executive Officer, its Director of Strategic Acquisitions and to its two independent board members.

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

The Company recognized non-cash compensation in the amount of $38,550 and $77,100 during the three and six months ended June 30 2019 in connection with these options.

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

16. COMMITMENTS AND CONTINGENT LIABILITIES

Contingent Liability

Pursuant to the iGourmet Asset Purchase Acquisition, the Company recorded contingent liabilities in the original amount of $787,800. This amount relates to certain performance based payments over the twenty-four months following the acquisition date as well as to certain additional liabilities that the Company has evaluated and has recorded on a contingent basis. During the year ended December 31, 2018, the Company reduced this amount by $392,900 as the performance goals for the first year were not met. During the three months ended June 30, 2019, the Company paid the amount of $10,000 in connection with the additional liabilities; at June 30, 2019, the amount of $132,300 remains on the Company’s balance sheet as a current contingent liability, and $247,600 as a long term contingent liability.

Pursuant to the Oasis acquisition, the Company had a contingent liability in the amount of $400,000 on connection with performance-based bonus obligations. During the year ended December 31, 2018, the company paid the amount of $189,000 related to these obligations, and recorded a gain in the amount of $11,000. At June 30, 2019, the Company has the amount of $200,000 on its balance sheet as a current contingent liability in connection with the second year performance based bonus payment. This amount was paid in the 3rd quarter of 2019.

Pursuant to the Mouth Foods LLC Asset Acquisition, the Company recorded contingent liabilities in the amount of $240,576.   These amounts relate to the estimate of certain performance based payments following the acquisition date as well as to certain additional liabilities that the Company has evaluated and has recorded on a contingent basis. During the three and six months ended June 30, 2019, the Company paid the amount of $28,461 and $118,189 in connection with these liabilities. At June 30, 2019, $186,808 is classified as a current contingent liability.

License Agreements

In May 2019, the Company entered into a royalty-based license agreement, through December 31, 2022 with a lifestyle brand, which provides the exclusive right, with certain carve-outs and limitations,  to sell and promote  branded gift baskets for certain channels including: retail, warehouse club stores, certain of the Company’s current e-commerce channels, and other e-commerce channels such as amazon.com (the “May 2019 License Agreement”). Pursuant to the May 2019 License Agreement, the Company paid an initial royalty deposit in the amount of $50,000 towards the minimum royalty, which is classified as other current assets on the Company’s balance sheet at June 30, 2019.  Future royalty amounts owed for minimum payments in connection with the May 2019 License Agreement will be deducted from this deposit. The royalty rate is 5% of net sales, and the Company is required, with certain exceptions and exclusions, to make minimum royalty payments of $100,000 through the end of 2020, $110,000 in 2021, and $125,000 in 2022, respectively.

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

17. EQUITY

Common Stock

At June 30, 2019 and December 31, 2018, a total of 2,587,580 shares are deemed issued but not outstanding by the Company. These include 2,373,171 shares of treasury stock.

Six months ended June 30, 2019:

The Company issued a total of 131,136 shares of common stock to seven employees for previously accrued bonuses in the amount of $93,666.

The Company accrued the amount of $119,151 in connection with the vesting of 221,960 shares of common stock issuable to board members and employees in connection with their employment agreements.

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

Warrants

There were no warrants outstanding at June 30, 2019 or December 31, 2018.

Options

The following table summarizes the options outstanding at June 30, 2019 and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.62	360,000	4.51	$0.62	30,000	$0.62
$0.75	50,000	2.51	$0.75	-	$0.75
$0.85	540,000	4.51	$0.85	45,000	$0.85
$0.95	50,000	2.51	$0.95	-	$0.95
$1.10	75,000	1.87	$1.10	75,000	$1.10
$1.20	900,000	4.51	$1.20	75,000	$1.20
$1.38	100,000	0.42	$1.38	100,000	$1.38
$1.50	125,000	2.51	$1.50	-	$1.50
$1.90	100,000	0.42	$1.90	100,000	$1.90
$2.00	125,000	2.51	$2.00	-	$2.00
$2.50	125,000	2.51	$2.50	-	$2.50
$3.00	125,000	2.51	$3.00	-	$3.00
	2,675,000	3.67	$1.26	425,000	$1.28

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2018	1,050,000	$1.80

Granted	1,800,000	$0.98
Exercised	-	$-
Cancelled / Expired	(175,000)	$1.53

Options outstanding at June 30, 2019	2,675,000	$1.26
Options exercisable at June 30, 2019	425,000	$1.28

Aggregate intrinsic value of options outstanding and exercisable at June 30, 2019 and 2018 was $0 and $4,750, respectively.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.55 and $0.76 as of June 30, 2019 and 2018, respectively, and the exercise price multiplied by the number of options outstanding.

During the three months ended June 30, 2019 and 2018, the Company charged $38,550 and $675, respectively, to operations to recognized stock-based compensation expense for employee stock options. During the six months ended June 30, 2019 and 2018, the Company charged $77,100 and $9,462, respectively, to operations related to recognized stock-based compensation expense for employee stock options.

Accounting for warrants and stock options

The Company valued warrants and stock options during the six months ended June 30, 2019 using the Black-Scholes valuation model utilizing the following variables:

June 30,
2019
Volatility	59.4%
Dividends	$-
Risk-free interest rates	2.49%
Term (years)	5.00

18. SUBSEQUENT EVENTS

Board Member

On July 24, 2019, David Polinsky was appointed to the Board of Directors. Mr. Polinsky is an independent director and was appointed to be a member of each of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee of our Board of Directors.

As a director, Mr. Polinsky will receive as compensation an annual grant of 50,000 options which will vest after 12 months (provided he is still a Director on the vesting date), and will be exercisable for three years at a price of $1.20 per share.

Prior to Mr. Polinsky’s appointment to the Board of Directors, on July 23, 2019 (i) an entity with which he is affiliated purchased 349,650 shares of our common stock for $250,000 which represents a price per share of $0.715,  and (ii) through a subsidiary, we purchased certain assets from an entity with which Mr. Polinsky is affiliated for a) nominal cash consideration and b) future potential consideration, the value of which is based on meeting certain milestones related to the assets purchased.

Issuance of Common Stock

On July 31, 2019, the Company issued 9,524 shares of common stock for with a fair value of $5,429 to a consultant for services.

Acquisition of Facility

On Aug 9 2019 the Company entered into an agreement to acquire a warehouse and logistics facility (the “Facility”). The Facility is 200,000 square feet and is situated on approximately 15 acres of land, in the general area of the Company’s current warehouse in Pennsylvania.  The purchase price is $4.5 million, and the transaction is contingent on the Company receiving a loan for not less than 85% of the purchase price at a rate not above 6% and not less than a 20-year amortization period.  The purchase is also subject to a 45-day review period in which, if the Company determines that the property is unacceptable, the Company can terminate the agreement at its sole and absolute discretion.

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

Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $152,397 for doubtful accounts receivable at June 30, 2019, and $155,176 at December 31, 2018. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

Relationship with U.S. Foods

We have historically sold the majority of our products through a distributor relationship between FII and Next Day Gourmet, L.P., a subsidiary of U.S. Foods, a leading broadline distributor. These sales amounted to $8,669,200 (62% of total sales) and $7,508,385 (63% of total sales) for the three months ended June 30, 2019 and 2018 respectively; and to $16,210,496 (61% of total sales) and $14,592,057 (64% of total sales) for the six months ended June 30, 2019 and 2018 respectively  On January 26, 2015 we executed a contract between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods, Inc.  The term of the Agreement is from January 1, 2015 through December 31, 2016 and provides for a limited number of automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew.  Based on the terms, the Agreement was extended through 2018. Effective January 1, 2018 the Agreement was further amended to remove the cap on renewals, and provide for an unlimited number of additional 12-month terms unless either party notifies the other in writing, 30 days prior to the end date, of its intent not to renew.

RESULTS OF OPERATIONS

This discussion may contain forward looking-statements that involve risks and uncertainties. Our future results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Revenue

Revenue increased by $1,936,448 or approximately 16% to $13,925,451 for the three months ended June 30, 2019 from $11,989,003 in the prior year. The increase in revenues was attributable to an increase in revenues associated with foodservice and ecommerce offset partially by a decrease in revenues associated with national brand management.

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

Cost of goods sold

Our cost of goods sold for the three months ended June 30, 2019 was $9,862,369, an increase of $1,452,884 or approximately 17% compared to cost of goods sold of $8,409,485 for the three months ended June 30, 2019. Cost of goods sold is made up of the following expenses for the three months ended June 30, 2019: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $6,919,221; and shipping, delivery, handling, and purchase allowance expenses in the amount of $2,943,148. Total gross margin was approximately 29.2% of sales in 2019 compared to approximately 29.9% of sales in 2018.  The increase in cost of goods sold is primary attributable to an increase in sales.  The decrease in gross margins from 2018 are primarily attributable to variation in product and revenue mix across our various selling channels including a decrease in higher gross margin revenues associated with National Brand Management.

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

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $946,850 or approximately 30.8% to $4,017,829 during the three months ended June 30, 2019 compared to $3,070,979 for the three months ended June 30, 2018. The increase in selling, general, and administrative expenses was primarily due to an increase in payroll and related costs of approximately $640,631 (including an increase in non-cash compensation in the amount of $81,487), an increase in office, facility, and vehicle costs of $168,270, an increase in depreciation and amortization of $64,267, an increase in professional fees of $36,834, an increase in advertising and marketing of $26,147, and an increase in computer and IT costs in the amount of $37,507. The increase in payroll and related costs were driven mainly by increases associated with Mouth which was added in 2019, and increases in Company payroll associated mainly with additional personnel added to the Company to support sales growth.

Interest expense, net

Interest expense, net of interest income, decreased by $11,147 or approximately 32.5% to $23,149 during the three months ended June 30, 2019, compared to $34,296 during the three months ended June 30, 2018.  Interest accrued or paid on the Company’s commercial loans and notes payable decreased by $10,831 to $24,792 during the current period, compared to $35,623 during the prior year; interest income increased by $316 to $1,643 during the current period compared to $1,327 during the prior period.

Net income

For the reasons above, the Company had net income for the three months ended June 30, 2019 of $22,104 which is a decrease of approximately $308,139 or 93.3% compared to a net income of $330,243 during the three months ended June 30, 2018. The income for the three months ended June 30, 2019 includes a total of $421,989 in non-cash charges, including amortization of intangible assets in the amount of $250,567, depreciation expense of $75,314, and charges for non-cash compensation in the amount of $96,108. The income for the three months ended June 30, 2018 includes a total of $276,235 in non-cash charges, including amortization of intangible assets in the amount of $215,157, depreciation expense of $45,457, and charges for non-cash compensation in the amount of $14,621.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Revenue

Revenue increased by $3,879,119 or approximately 16.9% to $26,784,666 for the six months ended June 30, 2019 from $22,905,547 in the prior year. The increase in revenues was attributable to an increase in revenues associated with foodservice and ecommerce offset partially by a decrease in revenues associated with national brand management.

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

Cost of goods sold

Our cost of goods sold for the six months ended June 30, 2019 was $18,743,749, an increase of $2,896,833 or approximately 18.3% compared to cost of goods sold of $15,846,916 for the six months ended June 30, 2018. Cost of goods sold is made up of the following expenses for the six months ended June 30, 2019: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $13,167,969; and shipping, delivery, handling, and purchase allowance expenses in the amount of $5,575,780. Total gross margin was approximately 30.0% of sales in 2019 compared to approximately 30.8% of sales in 2018.  The increase in cost of goods sold is primary attributable to an increase in sales.  The decrease in gross margins from 2018 are primarily attributable to variation in product and revenue mix across our various selling channels including a decrease in higher gross margin revenues associated with National Brand Management.

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

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $1,732,030 or approximately 28.5% to $7,806,826 during the six months ended June 30, 2019 compared to $6,074,796 for the six months ended June 30, 2018. The increase in selling, general, and administrative expenses was primarily due to an increase in payroll and related costs of approximately $1,274,756 (including an increase in non-cash compensation in the amount of $172,844), an increase in office, facility, and vehicle costs of $217,329, an increase in depreciation and amortization of $131,059, an increase in advertising and marketing of $92,207, an increase in travel and entertainment of $64,462, and an increase in computer and IT costs in the amount of $74,531. Professional fees decreased by $135,698 during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to a decrease in acquisition activity in the current period compared to the six months ended June 30, 2018. The increase in payroll and related costs were driven mainly by increases associated with Mouth which was added in 2019, and increases in Company payroll associated mainly with additional personnel added to the Company to support sales growth.

Interest expense, net

Interest expense, net of interest income, decreased by $12,417 or approximately 20.3% to $48,627 during the six months ended June 30, 2019, compared to $61,044 during the six months ended June 30, 2018.  Interest accrued or paid on the Company’s commercial loans and notes payable decreased by $13,767 to $51,788 during the current period, compared to $65,555 during the prior year; interest income decreased by $1,350 to $3,161 during the current period compared to $4,511 during the prior period.

Net income

For the reasons above, the Company had net income for the six months ended June 30, 2019 of $185,464 which is a decrease of approximately $593,327 or 76.2% compared to a net income of $778,791 during the six months ended June 30, 2018. The income for the six months ended June 30, 2019 includes a total of $827,278 in non-cash charges, including amortization of intangible assets in the amount of $479,697, depreciation expense of $151,329, and charges for non-cash compensation in the amount of $196,252. The income for the six months ended June 30, 2018 includes a total of $523,435 in non-cash charges, including amortization of intangible assets in the amount of $405,303, depreciation expense of $94,724, and charges for non-cash compensation in the amount of $23,408.

Liquidity and Capital Resources at June 30, 2019

As of June 30, 2019, the Company had current assets of $8,592,310, consisting of cash and cash equivalents of $3,158,853; trade accounts receivable of $3,018,700; inventory of $2,217,174; and other current assets of $197,583.  Also at June 30, 2019, the Company had current liabilities of $3,980,976, consisting of trade payables and accrued liabilities of $2,043,215; accrued interest of $18,378; deferred revenue of $280,928; lease liabilities – operating leases, current portion of $197,014; lease liabilities – financing leases, current portion of $20,605; current portion of notes payable of $901,728; and current portion of contingent liabilities of $519,108.

During the six months ended June 30, 2019, the Company had cash used in operating activities of $858,947.  Cash used in operations consisted of the Company’s consolidated net income of $185,464 plus non-cash compensation in the amount of $196,252; depreciation and amortization of $631,026; and amortization of right-of-use asset of $88,644. These amounts were partially offset by a decrease in provision for doubtful accounts of $2,779 and by a change in the components of current assets and liabilities in the amount of $1,957,544.

The Company had cash used in investing activities of $134,329 for the six months ended June 30, 2019, which consisted of cash paid in the for the acquisition of property and equipment of $85,829; cash paid for website development of $23,500; and cash paid in connection with an investment in a food-related company of $25,000.

The Company had cash used in financing activities of $607,688 for the six months ended June 30, 2019, which consisted of principal payments made on notes payable of $594,877 and principal payments on financing leases of $12,811.

The Company had net working capital of $4,611,334 as of June 30, 2019. The Company had cash used by operations during the six months ended June 30, 2019 in the amount of $858,947. This compares to cash generated from operating activities of $384,434 during the six months ended June 30, 2018.  The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines.  Currently, we do not have any material long-term obligations other than those described in Notes 12, 13, and 14 to the financial statements included in this report. As we seek to increase our sales of new items and enter new markets, acquire new businesses as well as identify new and other consumer and food service oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

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

(a) Evaluation of disclosure controls and procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act.) as of the end of the period covered by this Quarterly Report, have identified a control deficiency regarding the integration of two acquisitions in 2018 and as a result management has concluded our internal control over financial reporting was ineffective at June 30, 2019 at the reasonable assurance level. Management of the Company believes that this deficiency is primarily due to the smaller size of the company’s accounting staff in relation to certain continued system integrations related to the 2018 acquisitions of certain assets of iGourmet LLC and Mouth Foods, Inc. To address this matter, we have expanded our accounting staff and we expect to retain additional qualified personnel to continue to remediate this control deficiency in the future. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

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

10.1	Agreement for Purchase and Sale of Real Estate dated as of August 9, 2019

31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Section 906 Certification

32.2	Section 906 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Sam Klepfish	Chief Executive Officer	August 14, 2019
Sam Klepfish

/s/ John McDonald	Principal Accounting Officer	August 14, 2019
John McDonald