Form 10-Q
period 2019-09-30
INNOVATIVE FOOD HOLDINGS INC
filed 2019-11-14
CIK 312257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 36,793,671 shares of common stock issued and 34,206,091 shares of common stock outstanding as of November 12, 2019.

INNOVATIVE FOOD HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,825,995	$4,759,817
Accounts receivable, net	3,179,676	3,039,756
Inventory	2,695,489	2,301,377
Other current assets	194,372	144,301
Total current assets	8,895,532	10,245,251

Property and equipment, net	2,208,037	2,456,610
Investments	420,225	339,525
Right to use assets, operating leases, net	296,579	-
Right to use assets, finance leases, net	115,222	-
Other amortizable intangible assets, net	1,515,773	2,158,498
Goodwill and other unamortizable intangible assets	2,183,065	2,183,065
Total assets	$15,634,433	$17,382,949

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,503,147	$3,689,868
Accrued interest	18,471	16,402
Deferred revenue	197,574	559,315
Notes payable - current portion	705,460	928,857
Lease liability - operating leases, current	165,369	-
Lease liability - finance leases, current	19,279	-
Contingent liability - current portion	306,157	472,876
Total current liabilities	3,915,457	5,667,318

Lease liability - operating leases, non-current	131,210	-
Lease liability - finance leases, non-current	92,988	-
Contingent liability - long-term	227,600	357,600
Note payable - long term portion	436,373	1,196,245
Total liabilities	4,803,628	7,221,163

Commitments and contingencies (see note 16)	-	-

Stockholders' equity
Common stock: $0.0001 par value; 500,000,000 shares authorized; 36,786,528 and 36,296,218 shares issued, and 34,198,948 and 33,708,638 shares outstanding at September 30, 2019 and December 31, 2018, respectively	3,675	3,627
Additional paid-in capital	36,773,186	36,132,065
Treasury stock: 2,373,171 shares outstanding at September 30, 2019 and December 31, 2018	(1,016,370)	(1,016,370)
Accumulated deficit	(24,929,686)	(24,957,536)
Total stockholders' equity	10,830,805	10,161,786

Total liabilities and stockholders' equity	$15,634,433	$17,382,949

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

Revenue	$13,465,764	$12,054,490	$40,250,430	$34,960,037
Cost of goods sold	9,864,484	8,523,505	28,608,233	24,370,421
Gross margin	3,601,280	3,530,985	11,642,197	10,589,616

Selling, general and administrative expenses	3,754,012	3,354,315	11,560,838	9,429,111
Total operating expenses	3,754,012	3,354,315	11,560,838	9,429,111

Operating (loss) income	(152,732)	176,670	81,359	1,160,505

Other (income) expense:
Gain on settlement of contingent liability	-	-	-	(11,000)
Gain on sale of fixed assets	(12,495)	-	(12,495)	-
Interest expense, net	17,377	27,969	66,004	89,013
Total other expense	4,882	27,969	53,509	78,013

Net (loss) income before taxes	(157,614)	148,701	27,850	1,082,492

Income tax expense	-	-	-	155,000

Net (loss) income	$(157,614)	$148,701	$27,850	$927,492

Net (loss) income per share - basic	$(0.00)	$0.00	$0.00	$0.03

Net (loss) income per share - diluted	$(0.00)	$0.00	$0.00	$0.03

Weighted average shares outstanding - basic	34,060,498	33,989,715	34,021,245	33,974,321

Weighted average shares outstanding - diluted	34,060,498	33,989,715	34,021,245	33,974,321

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2019	2018

Cash flows from operating activities:
Net income	$27,850	$927,492
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	921,096	794,285
Amortization of right-of-use asset	140,303	-
Stock based compensation	297,503	47,696
Gain on settlement of contingent liability	-	(11,000)
Gain on sale of fixed assets	(12,495)	-
Recovery of doubtful accounts	(1,633)	(36,857)

Changes in assets and liabilities:
Accounts receivable, net	(183,787)	(164,622)
Inventory and other current assets, net	(444,183)	(800,119)
Accounts payable and accrued liabilities	(1,090,986)	(672,826)
Deferred revenue	(361,741)	27,534
Operating lease liability	(140,303)	-
Net cash (used in) provided by operating activities	(848,376)	111,583

Cash flows from investing activities:
Cash related to the iGourmet asset acquisition	-	(2,703,320)
Cash received from the sale of fixed assets	12,495	-
Purchase of property and equipment	(131,095)	(382,014)
Purchase of intangible assets	(47,000)	-
Investment in food related companies	(35,200)	(50,000)
Net cash used in investing activities	(200,800)	(3,135,334)

Cash flows from financing activities:
Sales of common stock	250,000	-
Purchase of stock options from officers, directors, and employees	-	(167,000)
Cash received from exercise of stock options	-	35,000
Cash paid in settlement of contingent liabilities in connection with acquisitions	(296,719)	(189,000)
Borrowings on term loan	-	1,500,000
Purchase of treasury stock	-	(24,057)
Principal payments on debt	(818,819)	(846,556)
Principal payments capital leases	(19,108)	(5,900)
Net cash (used in) provided by financing activities	(884,646)	302,487

Decrease in cash and cash equivalents	(1,933,822)	(2,721,264)

Cash and cash equivalents at beginning of period	4,759,817	5,133,435

Cash and cash equivalents at end of period	$2,825,995	$2,412,171

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$68,812	$94,614

Taxes	$-	$155,000

Non-cash investing and financing activities:
Issuance of 131,136 shares of common stock previously accrued	$93,666	$-
Right to use assets and liabilities - operating, upon adoption of ASU 2016-02	$338,581	$-
Fair value of 9,524 shares of common stock issued for services	$5,143	$-
Increase in right of use assets & liabilities	$98,301	$-
Investment in food related company	$45,500	$-
Return of equipment & reduction in amount due under equipment financing loan	$33,075	$-

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc. and subsidiary

Consolidated Statements of Stockholders' Equity

For the Three and Nine Months Ended September 30, 2019 and 2018

	STOCKHOLDERS' EQUITY - THREE MONTHS ENDED SEPTEMBER 30
	Common Stock			Treasury Stock		Accum
	Amount	Value	APIC	Amount	Value	Deficit	Total
Balance - June 30, 2018 (unaudited)	36,296,218	$3,627	$36,088,068	2,306,503	$(1,016,370)	$(25,874,644)	$9,200,681
Fair value of stock vested to management	-	-	24,288	-	-	-	24,288
Net income for the three months ended June 30, 2018	-	-	-	-	-	148,701	148,701
Balance - September 30, 2018 (unaudited)	36,296,218	$3,627	$36,112,356	2,306,503	$(1,016,370)	$(25,725,943)	$9,373,670

Balance - June 30, 2019 (unaudited)	36,427,354	$3,640	$36,421,970	2,373,171	$(1,016,370)	$(24,772,072)	$10,637,168
Common stock issued for services	9,524	1	5,142	-	-	-	5,143
Common stock sold for cash	349,650	34	249,966	-	-	-	250,000
Fair value of vested stock and stock options issued to management	-	-	96,108	-	-	-	96,108
Net loss for the three months ended September 30, 2019	-	-	-	-	-	(157,614)	(157,614)
Balance - September 30, 2019 (unaudited)	36,786,528	$3,675	$36,773,186	2,373,171	$(1,016,370)	$(24,929,686)	$10,830,805

	STOCKHOLDERS' EQUITY - NINE MONTHS ENDED SEPTEMBER 30
	Common Stock			Treasury Stock		Accum
	Amount	Value	APIC	Amount	Value	Deficit	Total

Balance - December 31, 2017	36,080,519	$3,605	$36,196,682	2,276,703	$(992,313)	$(26,653,435)	$8,554,539
Common stock issued for the exercise of options	100,000	10	34,990	-	-	-	35,000
Purchase of stock options from employees, officers, and directors	115,699	12	(167,012)	-	-	-	(167,000)
Purchase of treasury stock from employee	-	-	-	2,000	(1,940)	-	(1,940)
Fair value of vested stock options issued to management	-	-	8,787	-	-	-	8,787
Fair value of stock vested to management	-	-	38,909	-	-	-	38,909
Cost of treasury stock acquired during the period	-	-	-	27,800	(22,117)	-	(22,117)
Net income for the six months ended June 30, 2018	-	-	-	-	-	927,492	927,492
Balance - September 30, 2018 (unaudited)	36,296,218	$3,627	$36,112,356	2,306,503	$(1,016,370)	$(25,725,943)	$9,373,670

Balance at December 31, 2018	36,296,218	$3,627	$36,132,065	2,373,171	$(1,016,370)	$(24,957,536)	$10,161,786
Common stock issued for services	9,524	1	5,142	-	-	-	5,143
Common stock sold for cash	349,650	34	249,966	-	-	-	250,000
Issuance of shares to employees, previously accrued	131,136	13	93,653	-	-	-	93,666
Fair value of vested stock and stock options issued to management	-	-	292,360	-	-	-	292,360
Net income for the nine months ended September 30, 2019	-	-	-	-	-	27,850	27,850
Balance - September 30, 2019 (unaudited)	36,786,528	$3,675	$36,773,186	2,373,171	$(1,016,370)	$(24,929,686)	$10,830,805

See notes to these unaudited condensed consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Innovative Food Holdings, Inc., and its wholly owned subsidiaries, some of which are non-operating, Artisan (“Artisan”), Food Innovations (“FII”), Food New Media Group, Inc. (“FNM”), Organic Food Brokers (“OFB”), Gourmet Food Service Group, Inc. (“GFG”), Gourmet Foodservice Warehouse, Inc. (“GFW”), Gourmeting, Inc. (“Gourmeting”), The Haley Group, Inc. (“Haley”), Oasis Sales Corp. (“Oasis”),  4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.), (“Gourmet”), Innovative Gourmet, LLC (“Innovative Gourmet” or “iGourmet”), Food Funding, LLC (“Food Funding”), M Innovations, LLC (“M Innovations”), P Innovations, LLC (“P Innovations”), and collectively with IVFH and its other subsidiaries, the “Company” or “IVFH”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All material intercompany transactions have been eliminated upon consolidation of these entities.

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes as contained in Form 10-K for the year ended December 31, 2018.  In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations to be expected for the full year.

2. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Our business is currently conducted by our wholly-owned subsidiaries, Artisan, FII, FNM, OFB, GFG, GFW, Gourmeting, Haley, Oasis, Gourmet, iGourmet, M Innovations, (sometimes referred to herein as “Mouth” or ” Mouth.com”), Food Funding and P Innovations (collectively, IVFH and its subsidiaries, the “Company” or “IVFH”).

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

GFG is focused on expanding the Company’s program offerings to additional specialty foodservice customers.

P Innovations focus is to leverage acquired assets to expand the Company’s subscription-based e-commerce business activities.

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

iGourmet has been in the business of providing DTC specialty food via e-commerce through its own website at www.iGourmet.com and through other channels such as www.amazon.com, www.ebay.com, and www.walmart.com. In addition, Igourmet.com offers a line of B2B specialty foodservice items. Products are primarily shipped directly from iGourmet.com’s 67,000 square feet warehouse in Pennsylvania via iGourmet.com owned trucks and via third party carrier directly to thousands of customers nationwide.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Innovative Food Holdings, Inc., and its wholly owned operating subsidiaries, Artisan, FII, FNM, OFB, GFG, GFW, Gourmeting, Haley, Oasis, Innovative Gourmet, Food Funding, M Innovations, P Innovations, and Gourmet.  All material intercompany transactions have been eliminated upon consolidation of these entities.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At September 30, 2019 and December 31, 2018, trade receivables from the Company’s largest customer amounted to 38% and 44%, respectively, of total trade receivables. During the three months ended September 30, 2019 and 2018, sales from the Company’s largest customer amounted to 60% and 63% of total sales, respectively. During the nine months ended September 30, 2019 and 2018, sales from the Company’s largest customer amounted to 60% and 63% of total sales, respectively.

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

Deferred Revenue

Certain customer arrangements in the Company's business such as gift cards and e-commerce subscription purchases result in deferred revenues when cash payments are received in advance of performance. Gift cards are issued by the Company generally do not have expiration dates. The Company records a liability for unredeemed gift cards and advance payments for monthly club memberships, as cash is received, and the liability is reduced when the card is redeemed or product delivered.

The following table represents the changes in deferred revenue as reported on the Company’s consolidated balance sheets:

Balance as of December 31, 2018	$559,315
Cash payments received	93,580
Net sales recognized	(375,500)
Balance as of March 31, 2019	$277,395

Cash payments received	225,064
Net sales recognized	(221,531)
Balance as of June 30, 2019	$280,928

Cash payments received	120,345
Net sales recognized	(203,699)
Balance as of September 30, 2019	$197,574

Disaggregation of Revenue

The following table represents a disaggregation of revenue by from sales for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,
	2019	2018
Specialty food service	$11,574,373	$10,481,021
E-Commerce	1,572,031	1,181,933
National Brand Management	319,360	391,536
Total	$13,465,764	$12,054,490

	Nine Months Ended
	September 30,
	2019	2018
Specialty food service	$33,542,367	$29,739,129
E-Commerce	5,452,024	3,617,039
National Brand Management	1,256,039	1,603,869
Total	$40,250,430	$34,960,037

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

Dilutive shares at September 30, 2019:

Convertible notes and interest

At September 30, 2019 there were no convertible notes outstanding.

Warrants

At September 30, 2019 there are no warrants outstanding.

Stock Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company at September 30, 2019:

		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Price	of Options	Life (years)
$0.62	360,000	4.25
$0.75	50,000	2.25
$0.85	540,000	4.25
$0.95	50,000	2.25
$1.10	75,000	1.62
$1.20	900,000	4.25
$1.38	100,000	0.17
$1.50	125,000	2.25
$2.00	125,000	2.25
$2.50	125,000	2.25
$3.00	125,000	2.25
	2,575,000	3.55

Restricted Stock Awards

At September 30, 2019 there are an additional 300,000 unvested restricted stock awards remaining from grants in a prior year. Those 300,000 restricted stock awards will vest as follows: 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days.

Stock-based compensation

During the nine months ended September 30, 2019, the Company incurred obligations to issue the following shares of common stock pursuant to employment agreements: an aggregate total of 218,175 shares of common stock to its Chief Executive Officer and to its Director of Strategic Acquisitions; an aggregate total 72,774 shares to board members; and 41,991 shares to an employee.

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

3.  ACQUISITIONS

GBC Sub, Inc. (d/b/a TheGiftBox)

Effective July 23, 2019, P Innovations acquired certain assets of GBC Sub, Inc. (d/b/a The GiftBox) (“GiftBox”) (the “GiftBox Asset Purchase Agreement”). GiftBox, a privately held Nevada corporation controlled by David Polinsky, a director of the Company, was in the business of subscription-based ecommerce. The consideration for the assets purchased was a nominal amount of cash. The GiftBox Asset Purchase Agreement also provides the sellers the option to acquire 30%  of P Innovations subject to dilution for a period  of thirty-six months following the date of the Giftbox Asset Purchase Agreement; the option will only be exercisable if there is a spinoff of P Innovations to Innovative Food Holdings shareholders. The Company is evaluating its preliminary purchase price allocation. As a result, during the preliminary purchase price allocation period, which may be up to one year from the asset purchase date, we may record adjustments to the assets acquired.

Mouth Foods, Inc.

Effective July 6, 2018, M Innovations acquired certain assets of Mouth Foods, Inc. from MFI (assignment for the benefit of creditors), LLC (“MFI”), the assignee of Mouth Foods, Inc.’s assets in connection with a Delaware assignment proceeding, pursuant to the terms of an Asset Purchase Agreement (“MFI APA”). The MFI APA was accounted for as an acquisition of an ongoing business in accordance with ASC Topic 805 - Business Combinations (“ASC 805”), where the Company was treated as the acquirer and the acquired assets and assumed liabilities were recorded by the Company at their preliminary estimated fair values. Mouth Foods, Inc., was a privately held New York company operating out of Brooklyn, was an expert curator and online retailer of high quality specialty foods from small-batch makers in the US.

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

The above estimated fair value of the intangible assets is based on management’s estimates. Going forward, adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period will be made in our operating results in the period in which the adjustments are determined.

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

Pro forma results

The following table sets forth the unaudited pro forma results of the Company as if the iGourmet APA was effective on the first day of the September 30, 2018 nine month period presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

Nine months ended September 30, 2018
(unaudited)
Revenues	$35,337,687
Net Income	$816,172
Basic net income per share	$0.024
Diluted net income per share	$0.024
Weighted average shares – basic	33,974,321
Weighted average shares – diluted	33,974,321

4. ACCOUNTS RECEIVABLE

At September 30, 2019 and December 31, 2018, accounts receivable consists of:

	September 30, 2019	December 31, 2018
Accounts receivable from customers	$3,332,720	$3,194,932
Allowance for doubtful accounts	(153,044)	(155,176)
Accounts receivable, net	$3,179,676	$3,039,756

5. INVENTORY

Inventory consists primarily of specialty food products.  At September 30, 2019 and December 31, 2018, inventory consisted of the following:

	September 30, 2019	December 31, 2018
Finished Goods Inventory	$2,695,489	$2,301,377

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

On May 14, 2015, the Company purchased a building and property located at 2528 S. 27th Avenue, Broadview, Illinois 60155. The property consists of approximately 1.33 acres of land and approximately 28,711 square feet of combined office and warehouse space. The purchase price of $914,350 was initially financed primarily by a draw-down of $900,000 on the Company’s credit facility with Fifth Third Bank, National Association (“Fifth Third Bank”). On May 29, 2015, a permanent financing facility was provided by Fifth Third Bank in the form of a loan in the amount of $980,000. $900,000 of this amount was used to pay the balance of the credit facility; the additional $80,000 was used for refrigeration and other improvements at the property. The interest on the loan is at the LIBOR rate plus 3.0%.  The building is used for office and warehouse space primarily for the Company’s Artisan subsidiary. We have also recently completed an additional property improvement and upgrade buildout at the Artisan building which include a fully functional commercial test kitchen and training center and conference room. The test kitchen and training room will be used by Artisan and other subsidiaries of the Company for the purposes of new product testing and development and approval, Quality Assurance and Quality Control as well as sales presentations and customer demonstrations. In addition, we recently added a packaging room to the Artisan building, which is built to FDA, FSMA and SQF food safety standards and purchased new, technologically advanced semi-automated fillers for the packaging room. The packaging room addition will allow for expansion of private label product lines as well as packing of organic, non GMO, diet specific and other specialty foods. The test kitchen, packaging room and additional improvements were financed by a loan from Fifth Third Bank.

Depreciation on the building and the related improvements, furniture, fixtures, and equipment began when the Company occupied the facility in October, 2015.

On November 8, 2019 the Company, through a newly formed wholly-owned subsidiary, purchased a logistics and warehouse facility (the “Facility”) for $4.5 million. The Facility is approximately 200,000 square feet and is situated on approximately 15 acres in Mountain Top, Pennsylvania. The Facility’s appraised value by a third party appraisal firm in October 2019 was $6,150,000 “as is” and $8,000,000 with additional scheduled improvements. Related to the Facility purchase, the Company entered into a commercial loan agreement for both the purchase price and planned improvements to the building. The amount of the loan was $5.5 million, the lender was Fifth Third Bank and the loan is secured by a mortgage on the property and other Company assets. The interest on the loan is LIBOR plus 2.75%, with interest only payments due through September 30, 2020, thereafter with principal amortized over 20 years and maturity on September 2, 2025 Related to Facility purchase, the Company also acquired certain leases from certain tenants of the Facility, all of which were in good standing at the time of purchase.

A summary of property and equipment at September 30, 2019 and December 31, 2018, was as follows:

	September 30, 2019	December 31, 2018
Land	$385,523	$385,523
Building	1,356,783	1,326,165
Computer and Office Equipment	549,703	523,853
Warehouse Equipment	302,046	302,622
Furniture and Fixtures	894,628	889,073
Vehicles	109,441	220,812
Total before accumulated depreciation	3,598,124	3,648,048
Less: accumulated depreciation	(1,390,087)	(1,191,438)
Total	$2,208,037	$2,456,610

Depreciation and amortization expense for property and equipment amounted to $80,402 and $51,384 for the three months ended September 30, 2019 and 2018, respectively. Depreciation and amortization expense for property and equipment amounted to $231,731 and $146,108 for the nine months ended September 30, 2019 and 2018, respectively.

7. RIGHT OF USE ASSETS AND LEASE LIABILITIES – OPERATING LEASES

The Company has operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 3 years, some of which include options to extend.

The Company’s lease expense for the three and nine months ended September 30, 2019 was entirely comprised of operating leases and amounted to $57,780 and $155,047, respectively. The Company’s ROU asset amortization for the three and nine months ended September 30, 2019 was $53,472 and $140,303, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

Right to use assets – operating leases are summarized below:

September 30, 2019
Warehouse	$69,880
Warehouse equipment	22,321
Office equipment	35,421
Vehicles	168,957
Right to use assets, net	$296,579

Operating lease liabilities are summarized below:

September 30, 2019
Warehouse	$69,880
Warehouse equipment	22,321
Office equipment	35,421
Vehicles	168,957
Lease liability	$296,579
Less: current portion	(165,369)
Lease liability, non-current	$131,210

Maturity analysis under these lease agreements are as follows:

Twelve months ended September 30, 2020	$176,689
Twelve months ended September 30, 2021	58,972
Twelve months ended September 30, 2022	30,158
Twelve months ended September 30, 2023	16,373
Twelve months ended September 30, 2024	13,776
Thereafter	25,255
Total	$321,223
Less: Present value discount	(24,644)
Lease liability	$296,579

8. INVESTMENTS

The Company has made investments in certain early stage food related companies which it expects can benefit from synergies with the Company’s various operating businesses. At September 30, 2019 the Company has investments in seven food related companies in the aggregate amount of $420,225.  The Company does not have significant influence over the operations of these companies.

During the three and nine months ended September 30, 2019, the Company invested cash of $10,200 and 35,200, respectively, in food related companies. The Company’s investments may take the form of debt, equity, or equity in the future including convertible notes and other instruments which provide for future equity under various scenarios including subsequent financings or initial public offerings. The Company has evaluated the guidance in Accounting Standards Codification (“ASC”) No. 325-20 Investments – Other, in determining to account for the investment using the cost method since the equity securities are not marketable and do not give the Company significant influence.

Also during the three and nine months ended September 30, 2019, the Company converted accounts receivable in the amount of $15,000 and $45,500, respectively, into an equity investment in a food related company.

9. INTANGIBLE ASSETS

The Company acquired certain intangible assets pursuant to the acquisitions through Artisan, Oasis (see note 3), Innovative Gourmet (see note 3), OFB, Haley, and M Innovations. The following is the net book value of these assets:

	September 30, 2019
		Accumulated
	Gross	Amortization	Net
Non-Compete Agreement - amortizable	$505,900	$(415,887)	$90,013
Customer Relationships - amortizable	3,068,043	(2,279,241)	788,802
Trade Name	1,532,822	-	1,532,822
Internally Developed Technology - amortizable	875,643	(285,685)	589,958
Goodwill	650,243	-	650,243
Website - amortizable	47,000	-	47,000
Total	$6,679,651	$(2,980,813)	$3,698,838

	December 31, 2018
		Accumulated
	Gross	Amortization	Net
Non-Compete Agreement - amortizable	$505,900	$(362,913)	$142,987
Customer Relationships - amortizable	3,068,043	(1,783,598)	1,284,445
Trade Name	1,532,822	-	1,532,822
Internally Developed Technology - amortizable	875,643	(144,577)	731,066
Goodwill	650,243	-	650,243
Total	$6,632,651	$(2,291,088)	$4,341,563

Total amortization expense for the three months ended September 30, 2019 and 2018 was $210,028 and $242,874, respectively; total amortization expense for the nine months ended September 30, 2019 and 2018 was $689,725 and $648,177, respectively.

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

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
Trade payables and accrued liabilities	$2,286,085	$3,425,178
Accrued payroll and commissions	217,062	264,690
Total	$2,503,147	$3,689,868

11. ACCRUED INTEREST

At September 30, 2019, accrued interest on notes outstanding was $18,471. During the nine months ended September 30, 2019, the Company paid cash for interest in the aggregate amount of $68,812.

At December 31, 2018, accrued interest on a note outstanding was $16,402. During the twelve months ended December 31, 2018, the Company paid cash for interest in the aggregate amount of $190,781.

12. REVOLVING CREDIT FACILITIES

	September 30, 2019	December 31, 2018

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

	$-	$-

Line of credit facility with Fifth Third Bank in the original amount of $1,000,000 with an interest rate of LIBOR plus 3.25%. In August 2015, the amount of the credit facility was increased to $1,500,000 and the due date was extended to August 1, 2016. In August 2016, this credit facility was extended to August 1, 2017. On August 1, 2017 this credit facility was increased to $2,000,000 and the due date was extended to August 1, 2018. In August 2018, this credit facility was extended to August 1, 2019. Effective August 1, 2019, this credit facility was extended to August 1, 2021.	$-	$-

Total	$-	$-

13. NOTES PAYABLE

	September 30, 2019	December 31, 2018

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

Secured mortgage note payable for the acquisition of land and building in Bonita Springs, Florida in the amount of $546,000. Principal payments of $4,550 plus interest at the rate of Libor plus 3% are due monthly. The balance of the principal amount was originally due February 28, 2018. On March 23, 2018 and effective February 26, 2018, this note was amended and renewed in the amount of $273,000, with monthly payments of principal and interest of $4,550 payable through the maturity date of February 28, 2023. During the three months ended September 30, 2019, the Company made payments of principal and interest on this note in the amounts of $13,650 and $2,695, respectively. During the nine months ended September 30, 2019, the Company made payments of principal and interest on this note in the amounts of $40,950 and $8,817, respectively.

	191,100	232,050

Secured mortgage note payable for the acquisition of land and building in Broadview, Illinois in the amount of $980,000. Principal payments of $8,167 plus interest at the rate of LIBOR plus 2.75% are due monthly through April 2020, the remaining principal balance in the amount of $490,000 will be due May 29, 2020. During the three months ended September 30, 2019, the Company made payments of principal and interest on this note in the amounts of $24,500 and $7,364, respectively. During the nine months ended September 30, 2019, the Company made payments of principal and interest on this note in the amounts of $73,500 and $23,577, respectively.

	555,333	628,833

Term loan dated March 28, 2018 in the original amount of $1,500,000 payable to Fifth Third Bank. This loan is secured by the Company’s tangible and intangible personal property and bears interest at the rate of LIBOR plus 4.25%.  Principal payments in the amount of $83,333 are due monthly along with accrued interest beginning March 28, 2018. The entire principal balance and all accrued interest is due on the maturity date of August 28, 2019. During the three months ended September 30, 2019, the Company made payments of principal and interest on this note in the amounts of $166,668 and $1,390, respectively. During the nine months ended September 30, 2019, the Company made payments of principal and interest on this note in the amounts of $666,670 and $17,157, respectively.

	-	666,670

Promissory note dated March 22, 2019 in the original amount of $391,558 (the “Artisan Equipment Loan”) payable to Fifth Third Bank. This loan is secured by the Company’s tangible and intangible personal property and bears interest at the rate of 5.20%.  The entire principal balance and all accrued interest is due on the maturity date of March 21, 2024.  Monthly payments in the amount of $7,425 including principal and interest commenced in April, 2019. During the three and nine months ended September 30, 2019, equipment financed under the Artisan Equipment Loan in the amount of $33,075 was returned for credit. Also during the three and nine months ended September 30, 2019, the Company made payments of principal and interest on this note in the amounts of $16,001 and $4,455, respectively.

	332,032	391,558

A note payable in the amount of $20,000. The Note was due in January 2006 and the Company is currently accruing interest on this note at 1.9%. During the three and nine months ended September 30, 2019, the Company accrued interest in the amount of $93 and $279, respectively, on this note.	20,000	20,000

	September 30, 2019	December 31, 2018

Unsecured promissory note in the amount of $100,000 dated January 1, 2017 bearing interest at the rate of 2.91% per annum issued in connection with the Oasis acquisition. Payments in the amount of $4,297 consisting of principal and interest are to be made monthly beginning February 15, 2017 for twenty-four months until paid in full. During the three months ended September 30, 2019, the Company made principal and interest payments on this note in the amount of $0 and $0, respectively. During the nine months ended September 30, 2019, the Company made principal and interest payments on this note in the amount of $4,291 and $2, respectively.

	-	4,291

This obligation was reclassified as a Lease Liability - Financing Lease in connection with the Company’s adoption of ASU 2016-02 on January 1, 2019; see note 14.	-	5,661

Vehicle acquisition loan dated December 6, 2018 in the original amount of $51,088, payable in sixty monthly installments of $955 including interest at the rate of 4.61%. During the three months ended September 30, 2019, the Company made principal and interest payments in the amount of $3,123 and $697, respectively, on this loan. During the nine months ended September 30, 2019, the Company made principal and interest payments in the amount of $6,961 and $1,634, respectively, on this loan.	43,368	50,328

This obligation was reclassified as a Lease Liability - Financing Lease in connection with the Company’s adoption of ASU 2016-02 on January 1, 2019; see note 14.	-	125,711

Total	$1,141,833	$2,125,102

Current portion	$705,460	$928,857
Long-term maturities	436,373	1,196,245
Total	$1,141,833	$2,125,102

Aggregate maturities of long-term notes payable as of September 30, 2019 are as follows:

For the period ended September 30,

2020	$705,197
2021	133,907
2022	138,121
2023	115,259
2024	49,349
Thereafter	-
Total	$1,141,833

14. LEASE LIABILITIES - FINANCING LEASES

Financing lease obligation under a lease agreement for a forklift payable in thirty-six monthly installments of $579 including interest at the rate of 4.83%. During the three months ended September 30, 2019, the Company made principal and interest payments on this lease obligation in the amounts of $1,722 and $14, respectively. During the nine months ended September 30, 2019, the Company made principal and interest payments on this lease obligation in the amounts of $5,661 and $103, respectively.	--	-

Financing lease obligations under a lease agreement for a truck in the original amount of $128,587 payable in seventy monthly installments of $2,326 including interest at the rate of 8.33%. During the three months ended September 30, 2019, the Company made principal and interest payments on this lease obligation in the amounts of $4,5751 and $2,402, respectively. During the nine months ended September 30, 2019, the Company made principal and interest payments on this lease obligation in the amounts of $13,444 and $7,487 respectively.	112,267	-

Total	$112,267	$-

Current portion	$19,279	$-
Long-term maturities	92,988	-
Total	$112,267	$-

Aggregate maturities of lease liabilities – financing leases as of September 30, 2019 are as follows:

For the period ended September 30,

2020	$19,279
2021	20,952
2022	22,766
2023	24,737
2024	24,533
Thereafter	-
Total	$112,267

15. RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2019:

GBC Sub, Inc. (d/b/a TheGiftBox)

Effective July 23, 2019, P Innovations acquired certain assets of GBC Sub, Inc. (d/b/a The GiftBox) (“GiftBox”) (the “GiftBox Asset Purchase Agreement”). GiftBox, a privately held Nevada corporation controlled by David Polinsky, a director of the Company, was in the business of subscription-based ecommerce. The consideration for the assets purchased was a nominal amount of cash. The GiftBox Asset Purchase Agreement also provides the sellers the option to acquire 30%  of P Innovations subject to dilution for a period  of thirty-six months following the date of the Giftbox Asset Purchase Agreement; the option will only be exercisable if there is a spinoff of P Innovations to Innovative Food Holdings shareholders. The Company is evaluating its preliminary purchase price allocation. As a result, during the preliminary purchase price allocation period, which may be up to one year from the asset purchase date, we may record adjustments to the assets acquired.

Sale of common stock to related party

On July 23, 2019, the Company entered into a subscription agreement to sell 349,650 restricted shares of common stock to Pet Box LLC, a company controlled by David Polinsky, a director of the Company. The purchase price was $0.715 per share for a total of $250,000. See note 17.

Vesting of shares to officers

During the nine months ended September 30, 2019 in connection with stock based compensation based upon the terms of employment agreements with its employees and compensation agreements with the Company’s independent board members,  the Company charged to operations the aggregate total amount of $154,036 for the vesting of a total of 290,949 shares of common stock issuable to its Chief Executive Officer, its Director of Strategic Acquisitions and to its two independent board members.

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

The Company recognized non-cash compensation in the amount of $34,120 and $102,360 during the three and nine months ended September 30, 2019 in connection with these options.

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

16. COMMITMENTS AND CONTINGENT LIABILITIES

Contingent Liability

Pursuant to the iGourmet Asset Purchase Agreement, the Company recorded contingent liabilities in the original amount of $787,800. This amount relates to certain performance based payments over the twenty-four months following the acquisition date as well as to certain additional liabilities that the Company has evaluated and has recorded on a contingent basis. During the year ended December 31, 2018, the Company reduced this amount by $392,900 as the performance goals for the first year were not met. During the three months ended September 30, 2019, the Company paid the amount of $30,000 in connection with the additional liabilities; at September 30, 2019, the amount of $132,300 remains on the Company’s balance sheet as a current contingent liability, and $227,600 as a long term contingent liability.

Pursuant to the Oasis acquisition, the Company had a contingent liability in the amount of $400,000 on connection with performance-based bonus obligations. During the year ended December 31, 2018, the company paid the amount of $189,000 related to these obligations, and recorded a gain in the amount of $11,000. During the three months ended September 30, 2019, the Company paid the amount of $200,000 in connection with these obligations; at September 30, 2019, there is no further liability related to these obligations on the Company’s balance sheet.

Pursuant to the Mouth Foods LLC Asset Acquisition, the Company recorded contingent liabilities in the amount of $240,576.   These amounts relate to the estimate of certain performance based payments following the acquisition date as well as to certain additional liabilities that the Company has evaluated and has recorded on a contingent basis. During the three and nine months ended September 30, 2019, the Company paid the amount of $12,951 and $66,719 in connection with these liabilities. At September 30, 2019, $53,857 is classified as a current contingent liability.

License Agreements

In May 2019, the Company entered into a royalty-based license agreement, through December 31, 2022 with a lifestyle brand, which provides the exclusive right, with certain carve-outs and limitations,  to sell and promote  branded gift baskets for certain channels including: retail, warehouse club stores, certain of the Company’s current e-commerce channels, and other e-commerce channels such as amazon.com (the “May 2019 License Agreement”). Pursuant to the May 2019 License Agreement, the Company paid an initial royalty deposit in the amount of $50,000 towards the minimum royalty, which is classified as other current assets on the Company’s balance sheet at September 30, 2019.  Future royalty amounts owed for minimum payments in connection with the May 2019 License Agreement will be deducted from this deposit. The royalty rate is 5% of net sales, and the Company is required, with certain exceptions and exclusions, to make minimum royalty payments of $100,000 through the end of 2020, $110,000 in 2021, and $125,000 in 2022, respectively.

Litigation

On September 16, 2019, an action (the “PA Action”) was filed in the Court of Common Pleas of Philadelphia County, Trial Division, against, among others, the Company and its wholly-owned subsidiaries, Innovative Gourmet LLC and Food Innovations, Inc. The complaint in the PA Action alleges, inter alia, wrongful death and negligence by a driver employed by Innovative Gourmet and demands minimum aggregate damages of $1.25 million, although we expect Plaintiffs’ actual claims for damages to be substantially higher. The Company and its subsidiaries had auto and umbrella insurance policies, among others, that were in effect for the relevant period. While the initial response from the relevant insurance companies has been to provide coverage only under an auto policy, we intend to further aggressively pursue the Company and its subsidiaries’ insurance coverage under their umbrella and other available policies. In addition, the Company intends to defend this action and believes that the likely outcome would result in any liabilities being covered in full by its insurance carriers. However, if the Company was found responsible for damages in excess of its available insurance coverage, such damages in excess of the coverage could have a material adverse effect on the Company’s operations.

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

17. EQUITY

Common Stock

At September 30, 2019 and December 31, 2018, a total of 2,587,580 shares are deemed issued but not outstanding by the Company. These include 2,373,171 shares of treasury stock.

Nine months ended September 30, 2019:

The Company issued a total of 131,136 shares of common stock to seven employees for previously accrued bonuses in the amount of $93,666.

The Company charged the amount of $176,709 in connection with the vesting of 332,940 shares of common stock issuable to board members and employees in connection with their employment agreements.

The Company sold 349,650 restricted shares of common stock to Pet Box LLC, a company controlled by David Polinsky, a director of the Company. The purchase price was $0.715 per share for a total of $250,000.

The Company issued 9,524 shares of common stock with a fair value of $0.54 to a service provider; the fair value of $5,143 was charged to operations during the three months ended September 30, 2019.

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

Warrants

There were no warrants outstanding at September 30, 2019 or December 31, 2018.

Options

The following table summarizes the options outstanding at September 30, 2019 and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.62	360,000	4.25	$0.62	90,000	$0.62
$0.75	50,000	2.25	$0.75	-	$-
$0.85	540,000	4.25	$0.85	135,000	$0.85
$0.95	50,000	2.25	$0.95	-	$-
$1.10	75,000	1.62	$1.10	75,000	$1.10
$1.20	900,000	4.25	$1.20	225,000	$1.20
$1.38	100,000	0.17	$1.38	100,000	$1.38
$1.50	125,000	2.25	$1.50	-	$-
$2.00	125,000	2.25	$2.00	-	$-
$2.50	125,000	2.25	$2.50	-	$-
$3.00	125,000	2.25	$3.00	-	$-
	2,575,000	3.55	$1.24	625,000	$1.06

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2018	1,050,000	$1.80

Granted	1,800,000	$0.98
Exercised	-	$-
Cancelled / Expired	(275,000)	$1.51

Options outstanding at September 30, 2019	2,575,000	$1.24
Options exercisable at September 30, 2019	625,000	$1.06

Aggregate intrinsic value of options outstanding and exercisable at September 30, 2019 and 2018 was $0 and $0, respectively.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.58 and $0.68 as of September 30, 2019 and 2018, respectively, and the exercise price multiplied by the number of options outstanding.

During the three months ended September 30, 2019 and 2018, the Company charged $38,550 and $24,285, respectively, to operations to recognized stock-based compensation expense for employee stock options. During the nine months ended September 30, 2019 and 2018, the Company charged $115,651 and $47,693, respectively, to operations related to recognized stock-based compensation expense for employee stock options.

Accounting for warrants and stock options

The Company valued warrants and stock options during the three and nine months ended September 30, 2019 using the Black-Scholes valuation model utilizing the following variables:

September 30,
2019
Volatility	59.4%
Dividends	$-
Risk-free interest rates	2.49%
Term (years)	5.00

18. SUBSEQUENT EVENTS

In October and November 2019, the Company issued 4,762 and 2,381 shares of common stock to a service provider.

On November 8, 2019 the Company, through a newly formed wholly-owned subsidiary, purchased a logistics and warehouse facility (the “Facility”) for $4.5 million. The Facility is approximately 200,000 square feet and is situated on approximately 15 acres in Wright, Pennsylvania. The Facility’s appraised value by a third party appraisal firm in October 2019 was $6,150,000 “as is” and $8,000,000 with additional improvements. Related to the Facility purchase, the Company entered into a commercial loan agreement for both the purchase price and planned improvements to the building. The amount of the loan was $5.5 million, the lender was Fifth Third Bank and the loan is secured by a mortgage on the property and other Company assets. The interest on the loan is LIBOR plus 2.75%, with interest only payments due through September 30, 2020, thereafter with principal amortized over 20 years and maturity on September 2, 2025 Related to the Facility purchase, the Company also acquired certain leases from certain tenants of the Facility, all of which were in good standing at the time of purchase.

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

Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $153,044 for doubtful accounts receivable at September 30, 2019, and $155,176 at December 31, 2018. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

On November 2, 2012, the Company entered into an asset purchase agreement (the “Haley Acquisition”) with The Haley Group, LLC whereby we acquired all existing assets of The Haley Group, LLC and its customers. The Haley Acquisition was valued at a total cost of $119,645.  On June 30, 2014, pursuant to a purchase agreement, the Company purchased 100% of the membership interest of Organic Food Brokers, LLC, a Colorado limited liability company (“OFB”), for $300,000, 100,000 four year options at a price of $1.46 per share, and up to an additional $225,000 in earn-outs if certain milestones are met. Pursuant to an Asset Purchase Agreement dated as of January 1, 2017 the Company’s wholly-owned subsidiary, Oasis, purchased substantially all of the assets of Oasis Sales and Marketing, L.L.C. for $300,000 cash;  a $200,000 structured equity instrument which can be paid in cash or shares of the Company stock at the Company’s option, anytime under certain conditions, or is automatically payable via the issuance of 200,000 shares if the Company’s shares close above $1.00 for ten consecutive days; a $100,000 note;  and up to an additional $400,000 in earn-outs over two years if certain milestones are met.  The Agreement also contains claw-back provisions if certain revenue conditions are not met.

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

Effective January 24, 2018, pursuant to an asset purchase agreement (the “iGourmet Asset Purchase Agreement”), our wholly-owned subsidiary, Innovative Gourmet, acquired substantially all of the assets and certain liabilities of iGourmet LLC and iGourmet NY LLC, privately-held New York limited liability companies located in West Pittston, Pennsylvania  and engaged in the sale, marketing, and distribution of specialty food and specialty food items through www.igourmet.com, online marketplaces, additional  direct-to-consumer platforms, distribution to foodservice, retail stores and other wholesale accounts, pursuant to the terms of an Asset Purchase Agreement. The consideration for and in connection with the acquisition consisted of:  (i) $1,500,000, which satisfied or reduced secured, priority and administrative debt of Sellers; (ii) in connection with and prior to the acquisition, our wholly-owned subsidiary, Food Funding, funded advances of $325,500 to Sellers on a secured basis, pursuant to certain loan documents and as bridge loans, which loans  were reduced by the proceeds of the Asset Purchase Agreement; (iii) the purchase for $200,000 of certain debt owed by Sellers, to be paid out of, if  available, Innovative Gourmet’s cash flow; (iv) potential contingent liability allocation for a percentage of Sellers’ approximately $2,300,000 of certain debt, not purchased or assumed by Innovative Gourmet, which  under certain circumstances, Innovative Gourmet may determine to pay; and (v) additional purchase price consideration of (a) up to a maximum of $1,500,000, if EBITDA of Innovative Gourmet reaches $800,00 in 2018, (b) up to a maximum of $1,750,000, if EBITDA of Innovative Gourmet in 2019 exceeds its EBITDA in 2018 by at least 20% and if its EBITDA reaches $5,000,000; and (c) up to a maximum of $2,125,000, if EBITDA of Innovative Gourmet in 2020 exceeds its EBITDA in 2019 by at least 20% and if its EBITDA reaches $8,000,000. The EBITDA based earnout shall be paid 37.5% in cash, 25% in IVFH shares valued at the time of the closing of this transaction and 37.5%, at Innovative Gourmet’s option, in IVFH shares valued at the time of the payment of the earnout or in cash. The 2018 earnout milestone was not met. In connection with the acquisition, our wholly-owned subsidiary, Food Funding, purchased Seller’s senior secured note at a price of approximately $1,187,000, pursuant to the terms of a Loan Sale Agreement with UPS Capital Business Credit.  That note was reduced by the proceeds of the Asset Purchase Agreement.  See Item (i) above.

Effective July 6, 2018, pursuant to an asset purchase agreement between Mouth Foods, Inc. and our wholly-owned subsidiary M Innovations (the “MFI APA”), the Company acquired certain assets of Mouth Foods, Inc. from MFI (assignment for the benefit of creditors), LLC, in connection with a Delaware assignment proceeding. The MFI APA was accounted for as an acquisition of an ongoing business where the Company was treated as the acquirer and the acquired assets and assumed liabilities were recorded by the Company at their preliminary estimated fair values. Mouth Foods, Inc., a privately held New York company operating out of Brooklyn, was an expert curator and online retailer of high quality specialty foods from small-batch makers in the US.

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

Relationship with U.S. Foods

We have historically sold the majority of our products through a distributor relationship between FII and Next Day Gourmet, L.P., a subsidiary of U.S. Foods, a leading broadline distributor. These sales amounted to $8,037,169 (60% of total sales) and $7,559,430 (63% of total sales) for the three months ended September 30, 2019 and 2018 respectively; and $24,247,665 (60% of total sales) and $22,151,487 (63% of total sales) for the nine months ended September 30, 2019 and 2018 respectively.  On January 26, 2015 we executed a contract between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods, Inc.  The term of the Agreement is from January 1, 2015 through December 31, 2016 and provides for a limited number of automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew.  Based on the terms, the Agreement was extended through 2018. Effective January 1, 2018 the Agreement was further amended to remove the cap on renewals, and provide for an unlimited number of additional 12-month terms unless either party notifies the other in writing, 30 days prior to the end date, of its intent not to renew.

RESULTS OF OPERATIONS

This discussion may contain forward looking-statements that involve risks and uncertainties. Our future results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Revenue

Revenue increased by $1,411,274 or approximately 12% to $13,465,764 for the three months ended September 30, 2019 from $12,054,490 in the prior year. The increase in revenues was attributable to an increase in revenues associated with foodservice and ecommerce offset partially by a decrease in revenues associated with national brand management.

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

Cost of goods sold

Our cost of goods sold for the three months ended September 30, 2019 was $9,864,484, an increase of $1,340,979 or approximately 15.7% compared to cost of goods sold of $8,523,505 for the three months ended September 30, 2019. Cost of goods sold is made up of the following expenses for the three months ended September 30, 2019: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $6,544,503; and shipping, delivery, handling, and purchase allowance expenses in the amount of $3,319,981. Total gross margin was approximately 26.7% of sales in 2019 compared to approximately 29.3% of sales in 2018.  The increase in cost of goods sold is primary attributable to an increase in sales.  The decrease in gross margins from 2018 are primarily attributable to variation in product and revenue mix across our various selling channels including a decrease in higher gross margin revenues associated with National Brand Management and variations in both revenue mix and gross margins associated with foodservice revenues.

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

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $399,697 or approximately 11.9% to $3,754,012 during the three months ended September 30, 2019 compared to $3,354,315 for the three months ended September 30, 2018. The increase in selling, general, and administrative expenses was primarily due to an increase in office, facility, and vehicle costs of $259,445; payroll and related costs of approximately $230,323 (including an increase in non-cash compensation in the amount of $76,963), and an increase in insurance costs of $66,667. These increases were partially offset by decreases in professional fees in the amount of $43,349 and banking cost and processing fees in the amount of $21,227. The increases were driven mainly by increases associated with Mouth which was added in 2019, and increases in Company payroll associated mainly with additional personnel added to the Company to support sales growth.

Gain on sale of fixed assets

During the three months ended September 30, 2019, the Company recorded a gain on the sale of warehouse equipment in the amount of $12,495; there was no comparable transaction in the prior period.

Interest expense, net

Interest expense, net of interest income, decreased by $10,592 or approximately 37.9% to $17,377 during the three months ended September 30, 2019, compared to $27,969 during the three months ended September 30, 2018.  Interest accrued or paid on the Company’s commercial loans and notes payable decreased by $10,233 to $19,094 during the current period, compared to $29,327 during the prior year; interest income increased by $359 to $1,717 during the current period compared to $1,358 during the prior period.

Net loss

For the reasons above, the Company had a net loss for the three months ended September 30, 2019 of $157,614 which is a decrease of approximately $306,315 or 206.0% compared to a net income of $148,701 during the three months ended September 30, 2018. The loss for the three months ended September 30, 2019 includes a total of $391,262 in non-cash charges, including amortization of intangible assets in the amount of $210,029, depreciation expense of $79,982, and charges for non-cash compensation in the amount of $101,251. The income for the three months ended September 30, 2018 includes a total of $318,546 in non-cash charges, including amortization of intangible assets in the amount of $242,874, depreciation expense of $51,384, and non-cash compensation of $24,288.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Revenue

Revenue increased by $5,290,393 or approximately 15.1% to $40,250,430 for the nine months ended September 30, 2019 from $34,960,037 in the prior year. The increase in revenues was attributable to an increase in revenues associated with foodservice and ecommerce offset partially by a decrease in revenues associated with national brand management.

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

Cost of goods sold

Our cost of goods sold for the nine months ended September 30, 2019 was $28,608,233, an increase of $4,237,812 or approximately 17.4% compared to cost of goods sold of $24,370,421 for the nine months ended September 30, 2018. Cost of goods sold is made up of the following expenses for the nine months ended September 30, 2019: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $19,712,472; and shipping, delivery, handling, and purchase allowance expenses in the amount of $8,895,761. Total gross margin was approximately 28.9% of sales in 2019 compared to approximately 30.3% of sales in 2018.  The increase in cost of goods sold is primary attributable to an increase in sales.  The decrease in gross margins from 2018 are primarily attributable to variation in product and revenue mix across our various selling channels including a decrease in higher gross margin revenues associated with National Brand Management and variations in both revenue mix and gross margins associated with foodservice revenues.

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

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $2,131,727 or approximately 22.6% to $11,560,838 during the nine months ended September 30, 2019 compared to $9,429,111 for the nine months ended September 30, 2018. The increase in selling, general, and administrative expenses was primarily due to an increase in payroll and related costs of approximately $1,505,079 (including an increase in non-cash compensation in the amount of $249,807), an increase in office, facility, and vehicle costs of $476,774, an increase in depreciation and amortization of $129,812, an increase in advertising and marketing of $88,056, an increase in travel and entertainment of $86,789, an increase in computer and IT costs in the amount of $66,394, and an increase in insurance costs of $63,185. Professional fees decreased by $179,047 during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to a decrease in acquisition activity in the current period compared to the nine months ended September 30, 2018. The increase in payroll and related costs were driven mainly by increases associated with Mouth which was added in 2019, and increases in Company payroll associated mainly with additional personnel added to the Company to support sales growth.

Gain on sale of fixed assets

During the nine months ended September 30, 2019, the Company recorded a gain on the sale of warehouse equipment in the amount of $12,495; there was no comparable transaction in the prior period.

Interest expense, net

Interest expense, net of interest income, decreased by $23,009 or approximately 25.8% to $66,004 during the nine months ended September 30, 2019, compared to $89,013 during the nine months ended September 30, 2018.  Interest accrued or paid on the Company’s commercial loans and notes payable decreased by $24,000 to $70,882 during the current period, compared to $94,882 during the prior year; interest income decreased by $991 to $4,878 during the current period compared to $5,869 during the prior period.

Net income

For the reasons above, the Company had net income for the nine months ended September 30, 2019 of $27,850 which is a decrease of approximately $899,642 or 97.0% compared to a net income of $927,492 during the nine months ended September 30, 2018. The income for the nine months ended September 30, 2019 includes a total of $1,218,600 in non-cash charges, including amortization of intangible assets in the amount of $689,726, depreciation expense of $231,371, and charges for non-cash compensation in the amount of $297,503. The income for the nine months ended September 30, 2018 includes a total of $841,981 in non-cash charges, including amortization of intangible assets in the amount of $648,177, depreciation expense of $146,108 and charges for non-cash compensation in the amount of $47,696.

Liquidity and Capital Resources at September 30, 2019

As of September 30, 2019, the Company had current assets of $8,895,532, consisting of cash and cash equivalents of $2,825,995; trade accounts receivable of $3,179,676; inventory of $2,695,489; and other current assets of $194,392.  Also at September 30, 2019, the Company had current liabilities of $3,915,457, consisting of trade payables and accrued liabilities of $2,503,147; accrued interest of $18,471; deferred revenue of $197,574; lease liabilities – operating leases, current portion of $165,369; lease liabilities – financing leases, current portion of $19,279; current portion of notes payable of $705,460; and current portion of contingent liabilities of $306,157.

During the nine months ended September 30, 2019, the Company had cash used in operating activities of $848,376.  Cash used in operations consisted of the Company’s consolidated net income of $27,850 plus non-cash compensation in the amount of $297,503; depreciation and amortization of $921,096; and amortization of right-of-use asset of $140,304. These amounts were partially offset by a gain on the sale of fixed assets in the amount of $12,495, a decrease in provision for doubtful accounts of $1,633 and by a change in the components of current assets and liabilities in the amount of $2,221,001.

The Company had cash used in investing activities of $200,800 for the nine months ended September 30, 2019, which consisted of cash paid for the acquisition of property and equipment of $131,095, cash paid for the acquisition of intangible assets of $47,000, and cash paid in connection with an investment in food-related companies of $47,000. The Company also received $12,495 from the sale of fixed assets.

The Company had cash used in financing activities of $884,646 for the nine months ended September 30, 2019, which consisted of principal payments made on notes payable of $818,819, cash payments on contingent liabilities in connection with acquisitions of $296,719, and principal payments on financing leases of $19,108, partially offset by the sale of common stock for cash in the amount of $250,000.

The Company had net working capital of $4,980,075 as of September 30, 2019. The Company had cash used by operations during the nine months ended September 30, 2019 in the amount of $848,376. This compares to cash generated from operating activities of $111,583 during the nine months ended September 30, 2018.  The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines.  As of September 30, 2019,  we do not have any material long-term obligations other than those described in Notes 12, 13, and 14 to the financial statements included in this report. As we seek to increase our sales of new items and enter new markets, acquire new businesses as well as identify new and other consumer and food service oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

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

(a) Evaluation of disclosure controls and procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act.) as of the end of the period covered by this Quarterly Report, have identified a control deficiency regarding the integration of two acquisitions in 2018 and as a result management has concluded our internal control over financial reporting was ineffective at September 30, 2019 at the reasonable assurance level. Management of the Company believes that this deficiency is primarily due to the smaller size of the company’s accounting staff in relation to certain continued system integrations related to the 2018 acquisitions of certain assets of iGourmet LLC and Mouth Foods, Inc. To address this matter, we have expanded our accounting staff and we expect to retain additional qualified personnel to continue to remediate this control deficiency in the future. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

On September 16, 2019, an action (the “PA Action”) was filed in the Court of Common Pleas of Philadelphia County, Trial Division, against, among others, the Company and its wholly-owned subsidiaries, Innovative Gourmet LLC and Food Innovations, Inc. The complaint in the PA Action alleges, inter alia, wrongful death and negligence by a driver employed by Innovative Gourmet and demands minimum aggregate damages of $1.25 million, although we expect Plaintiffs’ actual claims for damages to be substantially higher. The Company and its subsidiaries had auto and umbrella insurance policies, among others, that were in effect for the relevant period. While the initial response from the relevant insurance companies has been to provide coverage only under an auto policy, we intend to further aggressively pursue the Company and its subsidiaries’ insurance coverage under their umbrella and other available policies. In addition, the Company intends to defend this action and believes that the likely outcome would result in any liabilities being covered in full by its insurance carriers. However, if the Company was found responsible for damages in excess of its available insurance coverage, such damages in excess of the coverage could have a material adverse effect on the Company’s operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 23, 2019, the Company entered into a subscription agreement to sell 349,650 restricted shares of common stock to Pet Box LLC, a company controlled by David Polinsky, a director of the Company. The purchase price was $0.715 per share for a total of $250,000. The sale was made directly between the Company and Mr. Polinsky without any brokers or public advertising and was exempt as a private placement pursuant to Section 4(1).

On July 31, 2019, the Company issued 9,524 shares of common stock with a fair value of $0.54 to a service provider; the fair value of $5,143 was charged to operations during the three months ended September 30, 2019.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 8, 2019 the Company, through a newly formed wholly-owned subsidiary, Innovative Food Properties, LLC, a Delaware limited liability company (“Purchaser”), purchased a logistics and warehouse facility (the “Facility”) for $4.5 million from East Coast Logistics & Distribution, Inc., a Pennsylvania corporation.  The Facility is approximately 200,000 square feet and is situated on approximately 1.5 acres in Mountain Top, Pennsylvania.  The purchase price was financed by a loan from Fifth Third Bank, National Association (“Fifth Third Bank”) secured by a mortgage on the property and other Company and Purchaser assets, as further described below.  Related to the Facility purchase, the Purchaser also acquired certain leases from certain tenants of the Facility, all of which were in good standing at the time of purchase.

As part of the financing for the acquisition of the Facility described above, on November 8, 2019 the Company and Purchaser entered into various agreements with Fifth Third Bank including, Eighth Amendment to Restated Loan Agreement dated November 26, 2013, as modified and amended to date, which primarily served to add a new credit facility in the amount of $5.5 million; a Promissory Note of Purchaser evidencing such new loan which is due September 2, 2025 and carries interest at LIBOR plus 2.75%; and a Mortgage, Assignment of Leases, Fixture Filing and Security Agreement whereby the Purchaser granted Fifth Third Bank security for the new loan.

The foregoing description of the Eighth Amendment to Restated Loan Agreement; Promissory Note; and Mortgage, Assignment of Leases, Fixture Filing and Security Agreement and are qualified in their entirety by reference to the agreements, copies of which are filed as exhibits to this Report and are incorporated by reference in this Part II, Item 5.

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

10.1

Agreement for Purchase and Sale of Real Estate dated as of August 9, 2019 (incorporated by reference to exhibit 10.1 of the Company’s quarterly report Form 10-Q for the quarter ended June 30, 2019 filed with the Securities and Exchange Commission on August 14, 2019).

10.2	Eighth Amendment to Restated Loan Agreement dated as of November 9, 2019 between Fifth Third Bank, National Association, and the Registrant and certain of its subsidiaries

10.3	Promissory Note effective November 9, 2019 between Fifth Third Bank, National Association, and Innovative Food Properties, LLC, a wholly-owned subsidiary of the Registrant

10.4	Mortgage, Assignment of Leases, Fixture Filing and Security Agreement date as of November 9, 2019 between Fifth Third Bank, National Association, and Innovative Food Properties, LLC, a wholly-owned subsidiary of the Registrant

31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Section 906 Certification

32.2	Section 906 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Sam Klepfish	Chief Executive Officer	November 14, 2019
Sam Klepfish

/s/ John McDonald	Principal Accounting Officer	November 14, 2019
John McDonald