Form 10-K
period 2019-12-31
INNOVATIVE FOOD HOLDINGS INC
filed 2020-05-14
CIK 312257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended

December 31, 2019

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

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $15,870,771 as of June 30, 2019, based upon a closing price of $0.54 per share for the registrant’s common stock on such date.

On May 11, 2020, a total of 34,416,984 shares of our common stock were outstanding.

EXPLANATORY NOTE

This Annual Report on Form 10-K for the fiscal year ended December 31, 2019 is being filed pursuant to the order of the Securities and Exchange Commission contained in SEC Release No. 34-88465, dated March 25, 2020 (the “Order”). We filed a Form 8-K on March 30, 2020, the original due date of the Form 10-K, indicating our reliance on the relief granted by the Order.

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

Effective January 24, 2018, pursuant to an asset acquisition agreement, our wholly-owned subsidiary, Innovative Gourmet LLC (“Innovative Gourmet”), acquired substantially all of the assets and certain liabilities of igourmet LLC and igourmet NY LLC, privately-held New York limited liability companies located in West Pittston, Pennsylvania  (collectively, “Sellers”) engaged in the sale, marketing, and distribution of specialty food and specialty food items through www.igourmet.com, online marketplaces, additional  direct-to-consumer platforms, distribution to foodservice, retail stores and other wholesale accounts, pursuant to the terms of an Asset Purchase Agreement. The consideration for and in connection with the acquisition consisted of:  (i) $1,500,000, which satisfied or reduced secured, priority and administrative debt of Sellers; (ii) in connection with and prior to the acquisition, our wholly-owned subsidiary, Food Funding, LLC (“Food Funding”), funded advances of $325,000 to Sellers on a secured basis, pursuant to certain loan documents and as bridge loans, which loans  were reduced by the proceeds of the Asset Purchase Agreement; (iii) the purchase for $200,000 of certain debt owed by Sellers, to be paid out of, if  available, Innovative Gourmet’s cash flow; (iv) potential contingent liability allocation for a percentage of Sellers’ approximately $2,300,000 of certain debt, not purchased or assumed by Innovative Gourmet, which  under certain circumstances, Innovative Gourmet may determine to pay; and (v) additional purchase price consideration of (a) up to a maximum of $1,500,000, if EBITDA of Innovative Gourmet reaches $800,000 thousand in 2018, (b) up to a maximum of $1,750,000, if EBITDA of Innovative Gourmet in 2019 exceeds its EBITDA in 2018 by at least 20% and if its EBITDA reaches $5,000,000; and (c) up to a maximum of $2,125,000, if EBITDA of Innovative Gourmet in 2020 exceeds its EBITDA in 2019 by at least 20% and if its EBITDA reaches $8,000,000. The EBITDA based earnout shall be paid 37.5% in cash, 25% in IVFH shares valued at the time of the closing of this transaction and 37.5%, at Innovative Gourmet’s option, in IVFH shares valued at the time of the payment of the earnout or in cash. The additional purchase price consideration milestone for 2018 and 2019 were not met. In connection with the acquisition, our wholly-owned subsidiary, Food Funding, purchased Seller’s senior secured note at a price of approximately $1,187,000, pursuant to the terms of a Loan Sale Agreement with UPS Capital Business Credit.  That note was reduced by the proceeds of the Asset Purchase Agreement.  See Item (i) above.

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

Effective July 23, 2019, P Innovations LLC (“P Innovations”) acquired certain assets of GBC Sub, Inc. (d/b/a The GiftBox) (“GiftBox”) (the “GiftBox Asset Purchase Agreement”). GiftBox, a privately held Nevada corporation controlled by David Polinsky, a director of the Company, was in the business of subscription-based ecommerce. The consideration for the assets purchased was a nominal amount of cash. The GiftBox Asset Purchase Agreement also provides the sellers the option to acquire 30% of P Innovations subject to dilution for a period of thirty-six months following the date of the Giftbox Asset Purchase Agreement; the option will only be exercisable if there is a spinoff of P Innovations to Innovative Food Holdings’ shareholders. The Company is evaluating its preliminary purchase price allocation. As a result, during the preliminary purchase price allocation period, which may be up to one year from the asset purchase date, we may record adjustments to the assets acquired.

Our Operations

Our business is currently conducted by our wholly owned subsidiaries, some of which are non-operating, Artisan (“Artisan”), Food Innovations (“FII”), Food New Media Group, Inc. (“FNM”), Organic Food Brokers (“OFB”), Gourmet Food Service Group, Inc. (“GFG”), Gourmet Foodservice Warehouse, Inc. (“GFW”), Gourmeting, Inc. (“Gourmeting”), The Haley Group, Inc. (“Haley”), Oasis Sales Corp. (“Oasis”),  4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.), (“Gourmet”), Innovative Food Properties LLC (“IFP”), Innovative Gourmet, LLC (“Innovative Gourmet” or “igourmet”), Food Funding, LLC (“Food Funding”), M Innovations, LLC (“M Innovations”), Logistics Innovations, LLC (“L Innovations”), P Innovations, LLC, and collectively with IVFH and its other subsidiaries, the “Company” or “IVFH”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All material intercompany transactions have been eliminated upon consolidation of these entities.

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

Index

IFP was formed to hold the Company’s real estate holdings including the recently acquired facility in PA.

P Innovations’ focus is to leverage acquired assets to expand the Company’s subscription-based e-commerce business activities.

L Innovations provides 3rd party warehouse and fulfillment services, out of its first location at the Company’s Mountaintop, Pennsylvania facility.

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

igourmet has been in the business of providing D2C specialty food via e-commerce through its own website at www.igourmet.com and through other channels including www.amazon.com, and www.walmart.com. In addition, igourmet.com offers a line of B2B specialty foodservice items. Products are primarily shipped directly from igourmet.com’s 67,000 square feet warehouse in Pennsylvania via igourmet.com owned trucks and via third party carrier directly to thousands of customers nationwide.

Mouth (www.mouth.com) is an online retailer of specialty foods, monthly subscription boxes and curated gift boxes to thousands of consumers and corporate customers nationwide. Mouth sources high quality specialty foods mainly crafted in the US by independent and small batch makers, and expertly curates them into standout food gifts for both consumers and corporate customers. Mouth also has launched a private label brand, including several award-winning products.

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

Index

Customer Service and Logistics

Our foodservice focused, live chef-driven customer service department is generally available by telephone Monday through Thursday, from 8 a.m. to 6 p.m. and on Friday from 8 a.m. to 5 p.m., Florida time. Our consumer-focused multi-lingual, customer care specialists are available by live chat and telephone Monday through Thursday, from 9 a.m. to 7:00 pm (ET), and on Friday from 9:00 am to 5 pm (ET).  Our team is available and can be contacted 7 days a week via email and on social media platforms. The customer service departments are made up of a team of chefs and culinary experts, including a team of culinary trained chefs, who are full-time employees of the Company, and who are experienced in all aspects of perishable and specialty products. By employing chefs and culinary experts to handle customer service, we are able to provide our customers with extensive information about our products, including:

●	Flavor profile and eating qualities

●	Recipe and usage ideas

●	Origin, seasonality, and availability

●	Cross utilization ideas and complementary uses of products

Our logistics team manages the shipping and delivery process of every package to ensure timely delivery of products to our customers. We have developed the web-based capability to allow customers to seamlessly receive and send personal orders and gifts according to their desired schedule.  The logistics manager receives shipping information on all products ordered, and packages are monitored from origin to delivery. In the event that delivery service is interrupted, our logistics department begins the process of expediting the package to its destination or potentially reshipping the package with a goal of 100% customer satisfaction for our customers. Our logistics manager works directly with our suppliers on an ongoing basis, to ensure that the appropriate packaging and shipping specifications are in place at all times. At the beginning of March 2020, as early signs were beginning to emerge that Covid-19 might potentially be a significant issue in the United states, we initiated additional preventative safety measure in our facilities and we continued adding additional preventative safety measures including protective gear for employees, temperature testing, ongoing onsite team of cleaning and sanitizing specialists, social distancing, special no contact package handling protocols and we continue to assess and add additional measures targeted towards the safety of our employees and the safety of our facilities and our products.

Relationship with U.S. Foods

We have historically sold the majority of our products, $33,076,220 and $30,386,189 for the years ended December 31, 2019 and 2018, respectively, and 57% of total sales in each of the years ended December 31, 2019 and 2018, through a distributor relationship between FII, one of our wholly-owned subsidiaries, and subsidiaries of U.S. Foods, a leading broadline distributor. On January 26, 2015 we executed a contract directly between FII and U.S. Foods (the “U.S. Foods Agreement”).  The term of the U.S. Foods Agreement was from January 1, 2015 through December 31, 2016 and provided for a limited number of automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew. Based on the terms, the U.S. Foods Agreement was extended through December 31, 2018. Effective January 1, 2018 the U.S. Foods Agreement was further amended to remove the cap on renewals, and provide for an unlimited number of additional 12-month terms unless either party notifies the other in writing, 30 days prior to the end date, of its intent not to renew.

Growth Strategy

Due to the COVID-19 outbreak in the United States the economic outlook for restaurant-based specialty food remains unclear. According to Technomic, despite their expressed excitement and love for restaurants and the experience they provide, consumers report a growing reluctance to quickly return to normal restaurant behaviors. In addition, according to Technomic, food establishment operators are also showing drops in optimism about the pace of reopening. Despite potentially experiencing the bottom of the sales drop, many operators are reporting that they do not expect a quick recovery and expect a prolonged ramp-up period and Technomic is estimating that U.S. restaurant industry sales will decline in 2020 by 11-27% depending on the length of the shutdown and any subsequent recession.

Index

Credit Suisse Group estimates that 80% of U.S. household food spend now goes towards food-at-home vs. food-away-from-home. This is greater than the food-at-home spending share in 2018 of 47.6% and post-Great Recession peak of 50%, as per the United States Department of Agriculture’s Economic Research Service. In addition, recent commentary from Neilsen indicates that with improvements in technology, infrastructure and experience, coupled with a reduction in barriers to trial, such as delivery length or shipping costs, buyer adoption of online CPG shopping has consistently increased over the last two years. Yet while those changes have increased adoption of online ordering, COVID-19 has caused another step change in the way consumers shop.

Prior to the onset of the COVID-19 outbreak, industry trends were very favorable towards market acceptance and continued growth of specialty food brands, which was a trend that bode well for us and our products.

For our continued growth within the specialty food space, we intend to focus our efforts in demand driven active sales channels and leverage our ability to offer our products across multiple selling channels including to professional chefs within the restaurant channel as well as directly to consumer at home via ecommerce. We expect to continue offering unique and premium quality products as well as new product introduction and innovation to our customers and potential customers. In addition, we plan on continuing to value and strive for a high level of personalized customer service.

We anticipate attempting to grow our business through:

-	Increased ecommerce conversion rates by improving the shopping experience on our website.
-	Growth in the number of unique visitors to our various ecommerce sites.
-	Maximize sales of current product catalog to our existing customers and potential new customers.
-	Introduction of new products to customers.
-	Expansion of availability of branded products and new brands which are consistent with the changing demands of customers in the U.S.
-	Leveraging igourmet.com and mouth.com toward further expansion of our sales and distribution channels either organically or through acquisition.
-

Leveraging our platform to partner with both foodservice and other consumer oriented entities such as stores and celebrity brands, to offer unique product offerings related to specialty food and specialty food gifting.

In addition to attempting to grow our current business, we believe that there are lateral opportunities in the food industry. We may consider the possibility of acquiring specialty food manufacturers, specialty food distributors, small specialty food brands, or specialty food e-commerce businesses. We anticipate that, given our current cash flow levels, any acquisition could potentially involve the issuance of additional shares of our common stock or third party financing, which may not be available on acceptable terms. No acquisition will be consummated without thorough due diligence. No assurance can be given that we will be able to identify and successfully conclude negotiations with any potential target.

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

Index

Insurance

We maintain a Business Owners Policy with a general liability per occurrence limit of $1,000,000 and aggregate policy covering $2,000,000 of liability for all entities. The Company carries an Auto Policy with non-owned automobile bodily injury and property damage coverage with a limit of $1,000,000 for all entities. The Company also carries an Umbrella policy of up to $14,000,000 which covers all entities. The Company carries a Cyber policy of up to $2,000,000 which covers all entities. The Company carries a Commercial Property Policy, for its buildings in PA and FL, with a limit of up to $10,000,000 per occurrence. Such insurance may not be sufficient to cover all potential claims against us and additional insurance may not be available in the future at a reasonable price.

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

Employees

We currently employ 136 full-time employees, including 8 chefs and 1 executive officer. We believe that our relations with our employees are satisfactory. None of our employees are represented by a union.

Transactions with Major Customers

Transactions with a major customer and related economic dependence information is set forth (1) following our discussion of Liquidity and Capital Resources, (2) Under the heading Major Customer in Note 18 to the Consolidated Financial Statements, (3) in Business – Relationship with U.S. Foods, (4) as the second item under Risk Factors.

How to Contact Us

Our executive offices are located at 28411 Race Track Rd., Bonita Springs, Florida 34135; our Internet address is www.ivfh.com; and our telephone number is (239) 596-0204.  The contents of our website are not incorporated in or deemed to be a part of this Annual Report on Form 10-K.

Index

ITEM 1A. Risk Factors

We face risks related to health epidemics and other widespread outbreaks of contagious disease, which could significantly disrupt our sales and supply chain and impact our operating results.

Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results. In December 2019, a strain of novel coronavirus (COVID-19) causing respiratory illness and death emerged in the city of Wuhan in the Hubei province of China. The coronavirus was recently declared a global pandemic by the World Health Organization and has been spreading throughout the world, including the United States, resulting in emergency measures, including travel bans, closure of retail stores, and restrictions on gatherings of more than a maximum number of people. Included in these emergency measures is the mandated full or partial closure of restaurants and other foodservice establishments across the United States. These foodservice establishments represent a significant portion of our revenues and their continued closure would likely have a detrimental effect on our business.

In addition, in the relatively short period with which the world has been dealing with this pandemic, significant economic turmoil has already impacted world markets.  Numerous nationally recognized economists are predicting that the disease will lead to a worldwide recession.  Should that occur, we can expect that our sales, net income and cash flows will be negatively impacted. While the governmental organizations of the United States, as well as governments across the world, are implementing emergency economic measures and announcing the consideration of additional emergency economic assistance packages, it is unclear what impact they are having, and will have, on the economy in the United States and worldwide.  Great uncertainty surrounds the length of time this disease will continue to spread, the potential effect the disease, or the fear of the disease, could have on any area of our business operations, the number of people it will impact, directly and indirectly, and the extent governments will continue to impose, or add additional, quarantines, curfews, travel restrictions and closures of restaurants and other foodservice establishments.  In addition, even following control of the disease and the end of the pandemic, the economic dislocation caused by the disease to so many people may linger and be so significant that consumers’ focus could be directed away from spending for products such as ours for an extended period of time . In addition, if the economy does not begin recovering and foodservice revenues do not increase, there could be financial stress on the Company which may require the Company to take additional measures appropriate under those circumstances. For all of these reasons, the impact on sales, net income and cash flows can be significant depending on the items mentioned above but at this time we cannot quantify the specific extent of the impact this disease will have on our sales, net income and cash flows.

Prior to 2013, We Have a History of Losses Requiring Us to Seek Additional Sources of Capital.

As of December 31, 2019, we had an accumulated deficit of $24,734,769. We cannot assure you that we can achieve profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, or other extraordinary events occur, we will incur losses. Our possible success is dependent upon the successful development and marketing of our services and products, as well as continued expansion of our products and customers, as to which we can give no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel, marketing and promotions, reduced margins caused by competitive pressures and other economic and non-economic factors. These conditions may have a materially adverse effect upon us or may force us to curtail operations. In addition, we could require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. We can give no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Our inability in such instance to obtain sufficient funds from our operations or external sources could require us to curtail operations.

We Have Historically Derived Substantially Most of Our Revenue From One Client and if We Were to Lose Such Client and Be Unable to Generate New Sales to Offset Such Loss, We May Be Forced to Cease or Curtail Our Operations.

In 2003, Next Day Gourmet initially contracted with our subsidiary, Food Innovations, to handle the distribution of over 3,000 perishable and specialty food products to customers of USF.  Effective January 1, 2018, we executed a contract amendment between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods which provides for no limit on automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew. Our sales through USF’s sales force generated gross revenues for us of $33,076,220 in the year ended December 31, 2019, and $30,386,189 in the year ended December 31, 2018.  Those amounts contributed 57% of our total sales for each of 2019 and 2018. Our sales efforts within specialty foodservice are for the most part substantially dependent upon the efforts of the USF sales force. Although we have generated revenues from additional customers other than USF, if our relationship with USF were to be materially changed and we are unable to generate substantial new sales to offset such loss, we may be forced to significantly curtail our operations.

Index

A Variety of Factors, Including Seasonality and the Economic Environment, May Cause Our Quarterly Operating Results to Fluctuate, Leading to Volatility in Our Stock Price.

Our quarterly results have fluctuated in the past and may fluctuate in the future, depending upon a variety of factors, including changes in economic conditions, including both COVID-19 related and non-related conditions, and shifts in the timing of holiday related purchases. While our annual sales have always had a significant seasonal aspect, this has increased with our acquisition of substantially all of the assets of igourmet LLC and Mouth Foods, Inc, as further described below. As a result of the seasonal nature of our business, we would be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events such as a terrorist attack or economic shock (including shock caused by world-wide pandemic or otherwise) that harm the retail environment or consumer buying patterns during our key selling season, or by events such as pandemic, strikes or weather related delays that interfere with the shipment of goods, during the critical period of the holiday season.

The Recent Acquisition of Substantially All of the Assets of igourmet LLC and Mouth Foods, Inc. Could Create Additional Risks to Our Business.

On January 23, 2018, our subsidiary Innovative Gourmet acquired substantially all of the assets of igourmet, LLC.  On July 6, 2018 M Innovations LLC acquired substantially all of assets of Mouth Foods, Inc. These businesses are very seasonal in nature, which generates certain operational considerations and could exacerbate the seasonality of our business.  To wit, if Innovative Gourmet or Mouth does not have a strong holiday season, it likely will not be successful. In addition, while our subsidiary acquired only certain discrete liabilities of igourmet LLC, creditors of igourmet or Mouth may seek to impose liability on us or our subsidiaries, the payment of which, if required, could impair our cash flow and even if there may be no actual liability or responsibility to pay such claims, our challenge to such claims could involve significant legal fees and be a distraction to our management.  The business model of the assets acquired from igourmet LLC and Mouth differ from our current businesses and operations, and therefore the success of its operations and its business model may create unforeseen complications requiring the use of our limited resources to resolve.

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

Given the growing nature of our e-commerce presence and digital strategy, it is imperative that we and our partners maintain uninterrupted and secure operation of our: (i) computer hardware, (ii) software systems, (iii) customer marketing databases and other customer information, and (iv) ability to email our current and potential customers.

If our systems are damaged or fail to function properly or reliably, we may incur substantial repair or replacement costs, experience data loss or theft and impediments to our ability to conduct our operations. Any material disruptions in our e-commerce presence or information technology systems could have a material adverse effect on our business, financial condition and results of operations.

A Failure to Establish and Maintain Strategic Online and Social Media Relationships, and Other Relationships Targeted Towards Driving Web Traffic to our Websites, that Generate a Significant Amount of Traffic Could Limit the Growth of the Assets Acquired from igourmet LLC and Mouth Foods Inc.

We rely on third party websites, search engines and affiliates with which we have strategic relationships for traffic. If these third-parties do not attract a significant number of visitors, we may not receive a significant number of online customers from these relationships and our revenues from these relationships may remain flat or decrease. There continues to be strong competition to establish or maintain relationships with leading Internet companies, and we may not successfully enter into additional relationships, or renew existing ones beyond their current terms. We may also be required to pay significant fees to maintain and expand existing relationships or possibly not achieve the desired results with existing relationships. Our online revenues may suffer if we do not enter into new relationships or maintain existing relationships or if these relationships do not result in traffic sufficient to justify their costs.

Index

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

We May Be Unable to Manage Our Growth Which Could Result in Our Being Unable to Maintain Our Operations.

Our strategy for growth is focused on continued enhancements and expansion to our existing business model, offering a broader range of services and products, affiliating with additional vendors and through possible joint ventures. Pursuing this strategy presents a variety of challenges. We may not experience an increase in our services to our existing customers, and we may not be able to achieve the economies of scale, or provide the business, administrative and financial services, required to sustain profitability from servicing our existing and future customer base. Should we be successful in our expansion efforts, the expansion of our business would place further demands on our management, operational capacity and financial resources. To a significant extent, our future success will be dependent upon our ability to maintain adequate financial controls and reporting systems to manage a larger operation and to obtain additional capital upon favorable terms. We can give no assurance that we will be able to successfully implement our planned expansion (whether due to the impact of COVID-19 or other unrelated reasons), finance its growth, or manage the resulting larger operations, if any. In addition, we can give no assurance that our current systems, procedures or controls will be adequate to support any expansion of our operations. Our failure to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

Index

Our Future Results Depend on Continued Evolution of the Internet and its Use by Consumers and Businesses for Buying Our Products.

Our future results can depend on the use of the Internet for information, publication, distribution and commerce. Our growth may also be dependent on increasing availability to business consumers of broadband Internet access which will allow such persons to access higher-capacity content through the Internet. Our business could suffer if Internet usage and broadband availability does not continue to grow and evolve.  In addition, the concept of ordering food, including ingredients, while it has recently grown, is a relatively new concept and represents a change from the way it had been previously done.

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

Our financial performance is subject to declines in general economic conditions and the impact of such economic conditions on levels of consumer confidence and consumer spending. Consumer confidence and consumer spending may deteriorate significantly, and could remain depressed for an extended period of time, whether due to COVID-19 or other unrelated reasons. Consumer purchases of discretionary items, including specifically our merchandise, generally decline during periods when disposable income is limited, unemployment rates increase, and consumer perceptions of personal well-being and security declines or there is economic uncertainty. An uncertain economic environment, could adversely impact our business and operating results.

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

On November 8, 2019 the Company, through a newly formed wholly-owned subsidiary, purchased a logistics and warehouse facility (the “Facility”) for $4.5 million. The Facility is approximately 200,000 square feet and is situated on approximately 15 acres in Mountain Top, Pennsylvania. The Facility’s appraised value by a third party appraisal firm in October 2019 was $6,150,000 “as is” and $8,000,000 with additional scheduled improvements. Related to the Facility purchase, the Company entered into a commercial loan agreement for both the purchase price and planned improvements to the Facility. The amount of the loan was $5,500,000, of which the Company drew down $3,600,000 for the acquisition of the Facility; the lender was Fifth Third Bank and the loan is secured by a mortgage on the property and other Company assets. The interest on the loan is LIBOR plus 2.75%, with interest only payments due through September 30, 2020, thereafter with principal amortized over 20 years and maturity on September 2, 2025. Related to Facility purchase, the Company also acquired certain leases from certain tenants of the Facility, all of which were in good standing at the time of purchase.

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

On September 16, 2019, an action (the “PA Action”) was filed in the Court of Common Pleas of Philadelphia County, Trial Division, against, among others, the Company and its wholly-owned subsidiaries, Innovative Gourmet LLC and Food Innovations, Inc. The complaint in the PA Action alleges, inter alia, wrongful death and negligence by a driver employed by Innovative Gourmet and indicates a demand  and offer to settle for  fifty million dollars. We expect that should a settlement occur the amount would be substantially lower. The Company and its subsidiaries had auto and umbrella insurance policies, among others, that were in effect for the relevant period. While the initial response from the relevant insurance companies has been to provide coverage only under an auto policy, which has been fully offered,  we intend to further aggressively pursue the Company’s and its subsidiaries’ insurance coverage under their umbrella and other available policies. In addition, the Company has been  defending  this action and believes that the likely outcome would result in any liabilities being covered by its insurance carriers. However, if the Company was found responsible for damages in excess of its available insurance coverage, such damages in excess of the coverage could have a material adverse effect on the Company’s operations.

ITEM 4. Mine Safety Disclosure

Not Applicable.

Index

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prices for our common stock are quoted on the OTCQB. Since March 2004, our common stock has traded under the symbol “IVFH”.  Prior thereto, our common stock traded under the symbol “FBSN”.   34,416,984 shares of our common stock were outstanding as of May 11, 2020.

Security Holders

On May 11, 2020, there were approximately 56 record holders of our common stock.  In addition, we believe there are at least several hundred additional beneficial owners of our common stock whose shares are held in “street name.”

Dividends

We have not paid dividends during the three most recently completed fiscal years, and have no current plans to pay dividends on our common stock. We currently intend to retain all earnings, if any, for use in our business.

Recent Sales and Other Issuances of Our Equity Securities

During the twelve months ended December 31, 2019, the Company had the following equity related, nonregistered transactions:

On March 14, 2019, the Company issued a total of 131,136 shares of common stock to an aggregate of seven employees for bonuses related to the year ended December 31, 2017. These shares had a value of $0.714 per share based upon the market price of the Company’s stock on the date of the grant. The aggregate value in the amount of $93,666 was charged to operations during the year ended December 31, 2017 and was carried on the Company’s books as an accrued liability until the time of issuance. During the year ended December 31, 2019, the Company transferred the amount of $93,666 from accrued liability to equity in connection with the issuance of these shares.

On July 23, 2019, the Company entered into a subscription agreement to sell 349,650 restricted shares of common stock to Pet Box LLC, a company controlled by David Polinsky, a director of the Company. The purchase price was $0.715 per share for a total of $250,000. The sale was made directly between the Company and Mr. Polinsky without any brokers or public advertising.

On July 31, 2019, the Company issued 9,524 shares of common stock with a fair value of $0.54 to a service provider; the fair value of $5,143 was charged to operations during the year ended December 31, 2019.

On October 2, 2019, the Company issued 4,762 shares of common stock with a fair value of $0.58 to a service provider; the fair value of $2,762 was charged to operations during the year ended December 31, 2019.

On November 4, 2019, the Company issued 2,381 shares of common stock with a fair value of $0.55 to a service provider; the fair value of $1,310 was charged to operations during the year ended December 31, 2019.

On December 2, 2019, the Company issued 2,381 shares of common stock with a fair value of $0.50 to a service provider; the fair value of $1,191 was charged to operations during the year ended December 31, 2019.

During the year ended December 31, 2019, a total of 414,807 shares of the Company’s restricted common stock were vested pursuant to employment agreements.

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

Index

Dilutive Securities

December 31, 2019

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company as of December 31, 2019:

		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Price	of Options	Life (years)
$0.62	360,000	4.00
$0.75	50,000	2.00
$0.85	540,000	4.00
$0.95	50,000	2.00
$1.10	75,000	1.37
$1.20	950,000	3.93
$1.50	125,000	2.00
$2.00	125,000	2.00
$2.50	125,000	2.00
$3.00	125,000	2.00
$1.23	2,525,000	3.42

December 31, 2018

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company as of December 31, 2018:

		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Price	of Options	Life (years)
$0.75	50,000	3.00
$0.95	50,000	3.00
$1.10	75,000	2.37
$1.31	100,000	0.01
$1.38	100,000	0.92
$1.50	125,000	3.00
$1.90	175,000	0.48
$2.00	125,000	3.00
$2.50	125,000	3.00
$3.00	125,000	3.00
$2.05	1,050,000	2.05

Index

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2019, the following shares are issuable pursuant to outstanding stock options, warrants, and rights issued under the 2011 Stock Option Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,525,000		$1.23		93,780,000
Equity compensation plans not approved by shareholders	-	$	N/A	$	N/A

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

●

 Disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police and military activities overseas and other disruptive worldwide pandemic, political and economic events and environmental weather conditions.

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

(a) Warrants:

There were no warrants outstanding at December 31, 2019 and 2018.

(b) Embedded conversion features of notes payable:

There were no outstanding convertible notes outstanding at December 31, 2019 and 2018:

(c)   Stock options:

The Company accounts for options in accordance with FASB ASC 718-40.  Options are valued upon issuance utilizing the Black-Scholes valuation model.  Option expense is recognized over the requisite service period of the related option award.  The following table illustrates certain key information regarding our options and option assumptions at December 31, 2019 and 2018:

	December 31,
	2019		2018
Number of options outstanding		2,525,000		1,050,000
Value at December 31		N/A		N/A
Number of options issued during the year		1,850,000		675,000
Value of options issued during the year		$409,430		$32,700
Number of options recognized during the year		1,850,000		75,000
Number of options exercised or expired during the year		375,000		1,135,000
Value of options recognized during the year		$157,145		$8,096
Revaluation (gain) during the period	$	N/A	$	N/A

Black-Scholes model variables:
Volatility		59.38-63.16%		43.05-48.14%
Dividends		0		0
Risk-free interest rates		1.79-2.49%		2.67-2.91%
Term (years)		3.00-4.93		3.00-3.13

Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $95,284 for doubtful accounts receivable at December 31, 2019, and $155,176 at December 31, 2018. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

Income Taxes

The Company has a history of losses, and as such has recorded no liability for income taxes. Until such time as the Company begins to provide evidence that a continued profit is a reasonable expectation, management will not determine that there is a basis for accruing an income tax liability. These estimates have been accurate in the past. At December 31, 2019, the Company has a net operating loss carryforward of approximately $682,000.

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

Transactions With a Major Customer

Transactions with a major customer and related economic dependence information is set forth (1) following our discussion of Liquidity and Capital Resources, (2) under the heading Major Customer in Note 18 to the Consolidated Financial Statements, and (3) in Business – Relationship with U.S. Foods, and (4) as the second item under Risk Factors.

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

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenue

Revenue increased by $4,977,440 or approximately 9.4% to $57,902,966 for the year ended December 31, 2019 from $52,925,526 in the prior year.

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

Cost of goods sold

Our cost of goods sold for the twelve months ended December 31, 2019 was $41,255,076 an increase of $4,413,546 or approximately 12.0% compared to cost of goods sold of $36,841,530 for the twelve months ended December 31, 2018. Cost of goods sold is made up of the following expenses for the twelve months ended December 31, 2019: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $29.047.644; and shipping, delivery, handling, and purchase allowance expenses in the amount of $12,207,432. Total gross margin was approximately 28.8% of sales in 2019 compared to approximately 30.4% of sales in 2018.  The change in gross margin was due to fluctuations in the Company’s product mix as well as changes in our revenue categories. The increase in cost of goods sold is primary attributable to an increase in sales.

In 2019, we continued to price our products in order to gain market share and increase the number of our end users and ecommerce customers. We were successful in both increasing sales and increasing market share.  We currently expect, if market conditions and our product revenue mix remain constant, that our cost of goods sold may increase and our gross margin decrease.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $2,335,466 or approximately 16.5% to $16,464,128 during the twelve months ended December 31, 2019 compared to $14,128,662 for the twelve months ended December 31, 2018. The increase in selling, general, and administrative expenses was primarily due to an increase in payroll and related costs of approximately $1,569,220 (including an increase in non-cash compensation in the amount of $339,022), an increase in facilities costs of $163,995, an increase in depreciation and amortization of $151,876, an increase in professional fees of $214,572, an increase in advertising and marketing of $140,577 an increase in technology related costs of $45,744, and an increase in insurance costs of $34,004, partially offset by a decrease in banking and credit card costs of $106,710 and bed debt expense of $36,037. The increases were due primarily to the acquisition of certain assets of igourmet LLC and Mouth in 2018, as these costs were included in the Company’s financial statements for a partial year in 2018 and for the full year in 2019.

Index

Other leasing income

On November 8, 2019 the Company purchased a logistics and warehouse facility located in Mountain Top, Pennsylvania. The Company leases portions of this facility to a third party for a cell tower installation. During the year ended December 31, 2019, the Company generated income in the amount of $3,125 from this lease compared to $0 in the prior period.

Gain on settlement of contingent liabilities

During the year ended December 31, 2019, the Company recorded a gain on settlement of contingent liabilities in the amount of $132,300 in connection with potential additional consideration under the igourmet Asset Purchase Agreement. This represented an increase of  $121,300 or 1,103% compared to a $11,000 in the prior year.

Gain on sale of fixed assets

During the year ended December 31, 2019, the Company recorded a gain on the sale of warehouse equipment in the amount of $12,495; there was no comparable transaction in the prior period.

Interest expense, net

Interest expense, net of interest income, decreased by $6,520 or approximately 5.6% to $108,915 during the twelve months ended December 31, 2019, compared to $115,435 during the twelve months ended December 31, 2018.  The decrease was due primarily to a decrease in interest accrued or paid on the Company’s commercial loans and notes payable, which was $114,257 during the year ended December 31, 2019, a decrease of $8,508 compared to $122,765 during the prior year. The Company also recorded interest expense in connection with the amortization of prepaid loan fees in the amount of $1,819 during the year ended December 31, 2019; there was no such cost incurred during the prior year. Interest income was $7,161 during the year ended December 31, 2019, a decrease of $169 compared to interest income of $7,330 during the prior year.

Income tax expense

Income tax expense for the year ended December 31, 2019 was $0 compared to $155,000 in the prior period.

Net income

For the reasons above, the Company had net income for the twelve months ended December 31, 2019 of $222,767 which is a decrease of approximately $1,473,132 or 86.9% compared to a net income of $1,695,899 during the twelve months ended December 31, 2018. The income for the year ended December 31, 2019 includes a total of $1,650,096 in non-cash charges, including amortization of intangible assets in the amount of $899,757, depreciation expense of $334,342, charges for non-cash compensation in the amount of $414,178, and amortization of prepaid loan fees of $1,819. The income for the year ended December 31, 2018 includes a total of $1,149,628 in non-cash charges, including amortization of intangible assets in the amount of $885,001, depreciation expense of $197,222, and charges for non-cash compensation in the amount of $67,405.

Liquidity and Capital Resources at December 31, 2019

As of December 31, 2019, the Company had current assets of $9,900,191, consisting of cash and cash equivalents of $3,966,050, trade accounts receivable of $3,309,830; inventory of $2,350,622, and other current assets of $273,689.  Also at December 31, 2019, the Company had current liabilities of $5,604,599, consisting of trade payables and accrued liabilities of $4,026,929, accrued interest of $16,973, deferred revenue of $499,776, current portion of notes payable of $727,766, current portion of operating leases of $133,296, current portion of financing leases of $29,832, and current portion of contingent liabilities of $187,000.

During the year ended December 31, 2019, the Company had cash provided by operating activities of $1,594,647.  Cash flow from operations consisted of the Company’s consolidated net income of $222,767 plus depreciation and amortization of $1,234,098, non-cash compensation in the amount of $414,178, amortization of right-of-use assets of $187,254, provision for doubtful accounts of $36,037, and amortization of prepaid loan fees in the amount of $1,819. These amounts were partially offset by a gain on settlement of a contingent liability in the amount of $132,300, and gain on the sale of fixed assets in the amount of $12,495. The Company’s cash position decreased by $356,711 as a result of changes in the components of current assets and current liabilities.

Index

The Company had cash used in investing activities of $1,181,309 for the year ended December 31, 2019, which consisted of cash paid for the acquisition of property and equipment in the amount of $1,049,604, including $900,000 in connection with the acquisition of the Facility in Mountaintop, Pennsylvania; cash paid for the acquisition of intangible assets in the amount of $84,000; and cash paid for investments in food related companies in the amount of $60,200. The Company also received cash from the sale of fixed assets in the amount of $12,495.

The Company had cash used in financing activities of $1,207,105 for the year ended December 31, 2019, which consisted of principal payments on loans and notes payable in the amount of $880,752;cash paid on settlement of contingent liabilities in connection with acquisition of $350,576; cash paid for the acquisition of treasury stock of $125,000; loan fees related to building acquisition financing of $72,916; and principal payments on capital leases of $27,961, The Company also received cash of $250,000 from the sale of common stock.

The Company had net working capital of $4,295,592 as of December 31, 2019. The Company had cash provided by operations during the year ended December 31, 2019 in the amount of $1,594,647. This compares to cash generated from operating activities of $2,560,779 during the year ended December 31, 2018.  The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines.  Currently, we do not have any material long-term obligations other than those described in Notes 12 and 13 to the financial statements included in this report. As we seek to increase our sales of new items and enter new markets, acquire new businesses as well as identify new food oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

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

2020 Plans

As 2020 began we put together a plan which we expected to try to implement in 2020. Those plans are described in the paragraphs below. However, in the interim period since those plans were prepared, as described above in “Business – Growth Strategy”, “Risk Factors” and elsewhere in this Report, in 2020 the world has been in the grip of a pandemic which has wreaked havoc on economies world-wide, including in the U.S., which is our primary market. As a result of the pandemic, restaurants, hotels, country clubs, casinos, catering houses and other of our primary customers have either been closed completely or are only partially open with significantly reduced operations. Accordingly, Foodservice revenues, which historically have been a significant overall portion of our revenues have been significantly reduced as most foodservice establishments cross the United States closed or had limited operations. As a result, Foodservice revenue in the second half of March 2020 and for the entire April 2020 experienced unprecedented declines.

Conversely, we have experienced significant growth in our on-line e-commerce revenues as overall e-commerce grew and as demand for food products continued across the United States. Accordingly, we have focused our resources on meeting the growth of e-commerce revenues. While the percentage increase in e-commerce revenues was strong, the additional e-commerce revenues did not exceed the decrease in foodservice revenues in the last two weeks of March 2020 and all of April 2020 and as result, based on currently available information, overall revenues and profits declined for that time frame.

In April 2020 we applied for and received a loan of approximately $1.6 million under a program established under a recent congressionally approved program which is administered by the U.S. Small Business Administration. As an essential business we plan to continue operations and service our customers. In addition, between the government loan, the potential forgiveness of the government loan, cash on hand and our current expectations of incoming revenues, we believe we have sufficient resources to continue operating for at least the next 12 months. However, as we cannot predict at this time when quarantines, curfews, stay in place orders, and closures of non-essential businesses will end and general economic activity will resume, we cannot predict when our business will return to normal and the amount of economic stress we would experience. While we intend to continue to focus on executing on our strategic growth plans, given the current economic conditions, we are not able to determine the exact timeframe in 2020, if at all, that we can then again consider fully implementing portions of the plans described below.

Index

During 2020, we plan to attempt to expand our business by expanding our focus to additional specialty foods markets In addition, we will continue exploring potential acquisition and partnership opportunities and continuing to extend our focus in the specialty food market through the growth of the Company’s existing sales channels and through a variety of additional potential sales channel relationships. In addition, we are currently exploring the introduction of, or have introduced into the market, a variety of new product categories and new product lines, including private label products and proprietary branded products to leverage our existing foodservice and consumer customer base.

Furthermore, the Company intends to continue to expand its activities in the direct to consumer space and the overall consumer packaged goods (CPG) space through leveraging the assets acquired from igourmet LLC and Mouth Foods, Inc. and through leveraging its overall capabilities in the consumer space, including leveraging its direct to consumer e-commerce capabilities to reach both additional customers in multiple channels, and to expand availability of its e-commerce capabilities to additional products and markets

No assurances can be given that any of these plans will come to fruition or that if implemented that they will necessarily yield positive results.

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

Transactions with Major Customers

The Company's largest customer, U.S. Foods, Inc. and its affiliates, accounted for approximately 57% of total sales in each of the years ended December 31, 2019 and 2018; and approximately 50% of total sales in the fourth quarter of 2019 compared to 46% of total sales in the fourth quarter of 2018.   A contract between our subsidiary, Food Innovations, and USF entered an optional renewal period in December 2012 but was automatically extended for an additional 12 months in each of January 1, 2013 and 2014.  On January 26, 2015 we executed a contract directly between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods, Inc.  The term of the Agreement was from January 1, 2015 through December 31, 2016 and provided for a limited number of automatic annual renewals thereafter if no party gives the other 30 days' notice of its intent not to renew.  Based on the terms, the Agreement was extended through 2018. Effective January 1, 2018 the Agreement was further amended to remove the cap on renewals, and provide for an unlimited number of additional 12-month terms unless either party notifies the other in writing, 30 days prior to the end date, of its intent not to renew.

Index

ITEM 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Innovative Food Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Innovative Food Holdings, Inc., and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

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

New York, NY

May 14, 2020

Index

Innovative Food Holdings, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$3,966,050	$4,759,817
Accounts receivable, net	3,309,830	3,039,756
Inventory	2,350,622	2,301,377
Other current assets	273,689	144,301
Total current assets	9,900,191	10,245,251

Property and equipment, net	6,645,389	2,456,610
Investments	435,225	339,525
Right to use assets, operating leases, net	193,733	-
Right to use assets, finance leases, net	174,631	-
Other amortizable intangible assets, net	1,342,741	2,158,498
Goodwill and other unamortizable intangible assets	2,183,065	2,183,065
Total assets	$20,874,975	$17,382,949

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,009,956	$3,689,868
Accrued interest	16,973	16,402
Deferred revenue	499,776	559,315
Notes payable - current portion, net	727,766	928,857
Lease liability - operating leases, current	133,296	-
Lease liability - finance leases, current	29,832
Contingent liability - current portion	187,000	472,876
Total current liabilities	5,604,599	5,667,318

Lease liability - operating leases, non-current	60,437	-
Lease liability - finance leases, non-current	154,905
Contingent liability - long-term	156,600	357,600
Note payable - long term portion, net	3,881,037	1,196,245
Total liabilities	9,857,578	7,221,163

Commitments & Contingencies (see note 17)	-	-

Stockholders' equity
Common stock: $0.0001 par value; 500,000,000 shares authorized; 37,210,859 and 36,296,218 shares issued, and 34,373,279 and 33,708,638 shares outstanding at December 31, 2019 and December 31, 2018, respectively	3,718	3,627
Additional paid-in capital	36,889,818	36,132,065
Treasury stock: 2,623,171 and 2,373,171 shares outstanding at December 31, 2019 and December 31, 2018, respectively	(1,141,370)	(1,016,370)
Accumulated deficit	(24,734,769)	(24,957,536)
Total stockholders' equity	11,017,397	10,161,786

Total liabilities and stockholders' equity	$20,874,975	$17,382,949

See notes to consolidated financial statements.

Index

Innovative Food Holdings, Inc.

Consolidated Statements of Operations

	For the Twelve	For the Twelve
	Months Ended	Months Ended
	December 31,	December 31,
	2019	2018

Revenue	$57,902,966	$52,925,526
Cost of goods sold	41,255,076	36,841,530
Gross margin	16,647,890	16,083,996

Selling, general and administrative expenses	16,464,128	14,128,662
Total operating expenses	16,464,128	14,128,662

Operating income	183,762	1,955,334

Other (income) expense:
Other leasing income	(3,125)	-
Gain on settlement of contingent liability	(132,300)	(11,000)
Gain on sale of fixed assets	(12,495)	-
Interest expense, net	108,915	115,435
Total other (income) expense	(39,005)	104,435

Net income before taxes	222,767	1,850,899

Income tax expense	-	155,000

Net income	$222,767	$1,695,899

Net income per share - basic	$0.01	$0.05

Net income per share - diluted	$0.01	$0.05

Weighted average shares outstanding - basic	34,116,335	33,983,620

Weighted average shares outstanding - diluted	34,116,335	33,983,620

See notes to consolidated financial statements.

Index

Innovative Food Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Twelve	For the Twelve
	Months Ended	Months Ended
	December 31,	December 31,
	2019	2018

Cash flows from operating activities:
Net income	$222,767	$1,695,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,234,098	1,082,224
Amortization of right-of-use asset	187,254	-
Amortization of prepaid loan fees	1,819	-
Stock based compensation	414,178	67,405
Gain on settlement of contingent liability	(132,300)	(11,000)
Gain on sale of fixed assets	(12,495)	-
Provision for doubtful accounts	36,037	5,099

Changes in assets and liabilities:
Accounts receivable, net	(366,611)	(821,735)
Inventory and other current assets, net	(153,633)	(1,246,310)
Accounts payable and accrued liabilities	414,326	1,530,476
Deferred revenue	(59,539)	328,145
Contingent liabilities	(4,000)	(69,424)
Operating lease liability	(187,254)	-
Net cash provided by operating activities	1,594,647	2,560,779

Cash flows from investing activities:
Cash related to the igourmet asset acquisition	-	(2,494,965)
Cash related to the Mouth Foods asset acquisition	-	(208,355)
Cash from the sale of fixed assets	12,495	-
Acquisition of property and equipment	(1,049,604)	(480,582)
Acquisition of intangible assets	(84,000)	-
Investment in food related companies	(60,200)	(138,000)
Net cash used in investing activities	(1,181,309)	(3,321,902)

Cash flows from financing activities:
Sales of common stock	250,000	-
Cash paid for acquisition of treasury stock	(125,000)	-
Loan fees related to building acquisition financing	(72,916)	-
Purchase of stock options from officers, directors, and employees	-	(167,000)
Cash received from exercise of stock options	-	35,000
Cash paid in settlement of contingent liabilities to do acquisitions	(350,576)	(189,000)
Borrowings on term loan	-	1,500,000
Proceeds from line of credit	-	391,558
Purchase of treasury stock	-	(24,057)
Principal payments on debt	(880,752)	(1,147,533)
Principal payments capital leases	(27,861)	(11,463)
Net cash (used in) provided by financing activities	(1,207,105)	387,505

Decrease in cash and cash equivalents	(793,767)	(373,618)

Cash and cash equivalents at beginning of year	4,759,817	5,133,435

Cash and cash equivalents at end of year	$3,966,050	$4,759,817

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$112,291	$122,232

Taxes	$-	$155,000

Non-cash investing and financing activities:
Issuance of 131,136 shares of common stock previously accrued	$93,666	$-
Right to use assets and liabilities - operating, upon adoption of ASU 2016-02	$338,581	$-
414,807 shares of common stock not issued	$48	$-
Fair value of 19,048 shares of common stock issued for services	$10,405
Increase in right of use assets & liabilities	$193,734	$-
Investment in food related company	$60,500
Capital lease for purchase of fixed assets	$81,223	$179,975
Return of equipment and reduction in amount due under equipment financing loan	$33,075	$-
Note payable for acquisition of land and building	$3,600,000	$-

See notes to consolidated financial statements.

Index

Innovative Food Holdings, Inc.

Stockholders' Equity for the Two Years Ended December 31, 2019

	Common Stock		Additional Paid-in Capital	Treasury stock		Accumulated Deficit
	Amount	Value		Amount	Value		Total

Balance - December 31, 2017	36,080,519	$3,605	$36,196,682	2,276,703	$(992,313)	$(26,653,435)	$8,554,539
Common stock issued for the exercise of options	100,000	10	34,990	-	-	-	35,000
Purchase of stock options from employees, officers, and directors	115,699	12	(167,012)	-	-	-	(167,000)
Fair value of vested stock and stock options issued to management	-	-	67,405	-	-	-	67,405
Treasury stock acquired	-	-	-	96,468	(24,057)	-	(24,057)
Net income for the year ended December 31, 2018	-	-	-	-	-	1,695,899	1,695,899
Balance - December 31, 2018	36,296,218	$3,627	$36,132,065	2,373,171	$(1,016,370)	$(24,957,536)	$10,161,786

Common stock issued for services	19,048	2	10,403	-	-	-	10,405
Common stock sold for cash	349,650	35	249,965	-	-	-	250,000
Issuance of shares to employees, previously accrued	131,136	13	93,653	-	-	-	93,666
Fair value of vested stock and stock options issued to management	414,807	41	403,732	-	-	-	403,773
Treasury stock acquired	-	-	-	250,000	(125,000)	-	(125,000)
Net income for the year ended December 31, 2019	-	-	-	-	-	222,767	222,767
Balance - December 31, 2019	37,210,859	$3,718	$36,889,818	2,623,171	$(1,141,370)	$(24,734,769)	$11,017,397

See notes to consolidated financial statements.

Index

INNOVATIVE FOOD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Our business is currently conducted by our wholly owned subsidiaries, some of which are non-operating, Artisan (“Artisan”), Food Innovations (“FII”), Food New Media Group, Inc. (“FNM”), Organic Food Brokers (“OFB”), Gourmet Food Service Group, Inc. (“GFG”), Gourmet Foodservice Warehouse, Inc. (“GFW”), Gourmeting, Inc. (“Gourmeting”), The Haley Group, Inc. (“Haley”), Oasis Sales Corp. (“Oasis”),  4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.), (“Gourmet”), Innovative Food Properties, LLC (“IFP”), Innovative Gourmet, LLC (“Innovative Gourmet” or “igourmet”), Food Funding, LLC (“Food Funding”), Logistics Innovations, LLC (“L Innovations”), M Innovations, LLC (“M Innovations”), P Innovations, LLC, and collectively with IVFH and its other subsidiaries, the “Company” or “IVFH”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All material intercompany transactions have been eliminated upon consolidation of these entities.

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

IFP was formed to hold the Company’s real estate holdings including the recently acquired facility in PA.

L Innovations provides 3rd party warehouse and fulfillment services out of its first location at Company’s Mountaintop, Pennsylvania facility.

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

igourmet has been in the business of providing D2C specialty food via e-commerce through its own website at www.igourmet.com and through other channels such as www.amazon.com, www.ebay.com, and www.walmart.com. In addition, igourmet.com offers a line of B2B specialty foodservice items. Products are primarily shipped directly from igourmet.com’s 67,000 square feet warehouse in Pennsylvania via igourmet.com owned trucks and via third party carrier directly to thousands of customers nationwide.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Innovative Food Holdings, Inc., and its wholly owned operating subsidiaries, Artisan, FII, FNM, OFB, GFG, GFW, Gourmeting, Haley, Oasis, Innovative Gourmet, Food Funding, IFP, L Innovations, M Innovations, P Innovations, and Gourmet.  All material intercompany transactions have been eliminated upon consolidation of these entities.

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

Warehouse and logistic services revenue primarily comprises of inventory management, order fulfilment and warehousing services. Warehouse & logistics services revenues are recognized at the point in time when the services are rendered to the customer.

Disaggregation of Revenue

The following table represents a disaggregation of revenue by from sales for the years ended December 31, 2019 and 2018:

	Year Ended
	December 31,
	2019	2018
Specialty foodservice	$45,377,343	$41,500,153
E-Commerce	10,704,419	9,251,979
National Brand Management	1,645,051	2,173,394
Warehouse and Logistic Services	176,153	-
Total	$57,902,966	$52,925,526

Cost of goods sold

We have included in cost of goods sold all costs which are directly related to the generation of revenue. These costs include primarily the cost of food and raw materials, packing and handling, shipping, and delivery costs.

We have also included all payroll costs as cost of goods sold in our leasing and logistics services business.

Index

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At December 31, 2019 and 2018, the Company had cash deposits in excess of applicable government mandated insurance limits in the amount of $2,559,503 and $3,180,000, respectively.  At December 31, 2019 and 2018, trade receivables from the Company’s largest customer amounted to 35% and 39%, respectively, of total trade receivables.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  Accounts receivable are presented net of an allowance for doubtful accounts of $95,284 and $155,176 at December 31, 2019, and 2018, respectively.

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

The following table represents the changes in deferred revenue as reported on the Company’s consolidated balance sheets:

Balance acquired as of January 23, 2018	$231,169
Cash payments received	603,109
Net sales recognized	(274,963)
Balance as of December 31, 2018	$559,315

Cash payments received	132,858
Net sales recognized	(192,397)
Balance as of December 31, 2019	$499,776

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

Index

Dilutive shares at December 31, 2019:

Convertible notes and interest

At December 31, 2019 there were no convertible notes outstanding.

Warrants

At December 31, 2019 there were no warrants outstanding.

Stock Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company at December 31, 2019:

		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Price	of Options	Life (years)
$0.62	360,000	4.00
$0.75	50,000	2.00
$0.85	540,000	4.00
$0.95	50,000	2.00
$1.10	75,000	1.37
$1.20	950,000	3.93
$1.50	125,000	2.00
$2.00	125,000	2.00
$2.50	125,000	2.00
$3.00	125,000	2.00
	2,525,000	3.42

Restricted Stock Awards

At December 31, 2019 there are 300,000 unvested restricted stock awards remaining from grants in a prior year. Those 300,000 restricted stock awards will vest as follows: 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days.

Stock-based compensation

During the year ended December 31, 2019, the Company incurred obligations to issue the following shares of common stock pursuant to employment agreements: an aggregate total of 260,507 shares of common stock to its Chief Executive Officer; 30,392 to its Director of Strategic Acquisitions, an aggregate total of 291,090 shares to board members; and 100,000 shares to an employee.  These restricted stock grants are being amortized over their vesting periods of one to three years. During the year ended December 31, 2019, the amount of $246,628 was charged to operations in connection with these grants.  Also during the year ended December 31, 2019, the Company issued 19,048 shares of restricted common stock with a fair value of $10,405 to a service provider, and charged this amount to operations.

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

Restricted Stock Awards

At December 31, 2018 there are 300,000 unvested restricted stock awards remaining from grants in a prior year. Those 300,000 restricted stock awards will vest as follows: 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days.

No Restricted stock awards vested in 2018.

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

Options expense charged to operations during the twelve months ended December 31, 2019 and 2018 are summarized in the table below:

	December 31,
	2019	2018

Option expense	$157,145	$19,098

Index

During the year ended December 31, 2019, the Company also granted the following shares of restricted common stock pursuant to compensation agreements:

- 260,507 shares of common stock with a fair value of $150,000 to the Company’s Chief Executive Officer. These shares vested over the twelve month period ended December 31, 2019; the amount of $150,000 was charged to operations during the year ended December 31, 2019.  255,328 shares, net of taxes, were issued in January 2020, and are included in common stock issued and outstanding at December 31, 2019.

- 30,392 shares of restricted common stock with a fair value of $16,398 to Company’s Director of Strategic Acquisitions. These shares vested over the twelve month period ended December 31, 2019; the amount of $16,398 was charged to operations during the year ended December 31, 2019. 29,115 shares, net of taxes, were issued in January  2020, and are included in common stock issued and outstanding at December 31, 2019.

- 100,000 shares of restricted common stock with a fair value of $100,000 to an employee. Vesting of these shares is scheduled as follows: 33,334 shares vested on December 31, 2019; 33,333 are scheduled to vest on December 31, 2020; and 33,333 are scheduled to vest on December 31, 2021. The amount of $30,231 was charged to operations during the year ended December 31, 2019.  33,334 of these shares were vested at December 31, 2019, and are included in common stock  issued and outstanding at December 31, 2019.

- 145,545 shares of restricted common stock with a fair value of $75,000 to an  independent director  with a fair value of $150,000. These shares are scheduled to vest quarterly over a three year period beginning January 1, 2019.  The amount of $25,000 was charged to operations during the year ended December 31, 2019.  48,515 of these shares were vested at December 31, 2019, and are included in common stock issued and outstanding at December 31, 2019.

- 145,545 shares of restricted common stock with a fair value of $75,000 to a second independent director with a fair value of $150,000.  These shares are scheduled to vest quarterly over a three year period beginning January 1, 2019.  The amount of $25,000 was charged to operations during the year ended December 31, 2019. 48,515 of these shares were vested at December 31, 2019, and are included in common stock issued and outstanding at December 31, 2019.

Reclassifications

Certain reclassifications have been made to conform prior period data to the current presentation.

Leases

Commencing in January 2019, based upon new accounting pronouncements (described in greater detail below), the Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets (“ROU assets”) and short-term and long-term lease liabilities are included on the face of the condensed consolidated balance sheet. Finance lease ROU assets are presented within other assets, and finance lease liabilities are presented within accrued liabilities.

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

Index

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

We adopted ASU 2016-02 in the first quarter of 2019 using the optional transition method and elected certain practical expedients permitted under the transition guidance, which, among other things, allowed us to not reassess prior conclusions related to contracts containing leases or lease classification. The adoption primarily affected our condensed consolidated balance sheet through the recognition of $338,581 of operating right-of-use assets and $338,581 of operating lease liabilities as of January 1, 2019. The adoption did not have a significant impact on our results of operations or cash flows. See Note 6  to our condensed consolidated financial statements for further discussion of the effects of the adoption of ASU 2016-02 and the associated disclosures.

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

2.  ACQUISITIONS

GBC Sub, Inc. (d/b/a TheGiftBox)

Effective July 23, 2019, P Innovations acquired certain assets of GBC Sub, Inc. (d/b/a The GiftBox) (“GiftBox”) (the “GiftBox Asset Purchase Agreement”). GiftBox, a privately held Nevada corporation controlled by David Polinsky, a director of the Company, was in the business of subscription-based ecommerce. The consideration for the assets purchased was a nominal amount of cash. The GiftBox Asset Purchase Agreement also provides the sellers the option to acquire 30% of P Innovations subject to dilution for a period of thirty-six months following the date of the Giftbox Asset Purchase Agreement; the option will only be exercisable if there is a spinoff of P Innovations to Innovative Food Holdings’ shareholders. The Company is evaluating its preliminary purchase price allocation. As a result, during the preliminary purchase price allocation period, which may be up to one year from the asset purchase date, we may record adjustments to the assets acquired.

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

The consideration for and in connection with the acquisition consisted of (i) closing related cash payments of $208,355; (ii) additional revenue-based contingent liabilities valued by management at $100,000 related to certain future sales of purchased assets payable under the following terms: payment of 5% of certain revenues, with no payments on the first $500,000 of revenues and no payments on revenues after June 30, 2020; (iii) additional revenue based contingent liabilities of up to $185,000 associated with the purchase of certain debt of the seller; and (iv) additional contingent liability consideration valued by management at approximately $20,000. At December 31, 2019, the Company maintains contingent liabilities in the aggregate amount of $120,000 on its balance sheet in connection with the MIF APA.

Index

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

The consideration for and in connection with the igourmet APA consisted of:  (i) $1,500,000, which satisfied or reduced secured, priority and administrative debt of sellers; (ii) in connection with and prior to the acquisition, our wholly-owned subsidiary, Food Funding, funded advances of $325,500 to sellers on a secured basis, pursuant to certain loan documents and as bridge loans, which loans  were reduced by the proceeds of the igourmet APA; (iii) the purchase for $200,000 of certain debt owed by sellers, to be paid out of, if  available, Innovative Gourmet’s cash flow; (iv) potential contingent liability allocation for a percentage of sellers’ approximately $2,300,000 of certain debt, not purchased or assumed by Innovative Gourmet, which  under certain circumstances, Innovative Gourmet may determine to pay; and (v) additional purchase price consideration of (a) up to a maximum of $1,500,000, if EBITDA of Innovative Gourmet reaches $800,000 thousand in 2018, (b) up to a maximum of $1,750,000, if EBITDA of Innovative Gourmet in 2019 exceeds its EBITDA in 2018 by at least 20% and if its EBITDA reaches $5,000,000; and (c) up to a maximum of $2,125,000, if EBITDA of Innovative Gourmet in 2020 exceeds its EBITDA in 2019 by at least 20% and if its EBITDA reaches $8,000,000. The additional purchase price consolidation milestone for 2018 and 2019 were not met. The EBITDA based earnout shall be paid 37.5% in cash, 25% in Innovative Food Holdings shares valued at the time of the closing of this transaction and 37.5%, at Innovative Gourmet’s option, in Innovative Food Holdings shares valued at the time of the payment of the earnout or in cash.

In connection with the igourmet APA, our wholly-owned subsidiary, Food Funding, purchased seller’s senior secured note at a price of approximately $1,187,000, pursuant to the terms of a Loan Sale Agreement with UPS Capital Business Credit.  That note was reduced by the proceeds of the igourmet APA as disclosed in (i) above.

Index

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

Pro forma results

The following table sets forth the unaudited pro forma results of the Company as if the igourmet APA was effective on January 1, 2018. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

December 31, 2018
(unaudited)
Revenues	$53,303,176
Net Income	$1,706,253
Basic net income per share	$0.05
Diluted net income per share	$0.05
Weighted average shares – basic	33,983,620
Weighted average shares – diluted	33,983,620

3. ACCOUNTS RECEIVABLE

At December 31, 2019 and 2018, accounts receivable consists of:

	2019	2018
Accounts receivable from customers	$3,405,114	$3,194,932
Allowance for doubtful accounts	(95,284)	(155,176)
Accounts receivable, net	$3,309,830	$3,039,756

During the years ended December 31, 2019 and 2018, the Company charged the amount of $36,037  and $5,099, respectively, to bad debt expense.

4. INVENTORY

Inventory consists of specialty food products.  At December 31, 2019 and 2018, inventory consisted of the following:

	2019	2018
Finished Goods Inventory	$2,350,622	$2,301,377

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

On November 8, 2019 the Company, through a newly formed wholly-owned subsidiary, purchased a logistics and warehouse facility (the “Facility”) for $4.5 million. The Facility is approximately 200,000 square feet and is situated on approximately 15 acres in Mountain Top, Pennsylvania. The Facility’s appraised value by a third party appraisal firm in October 2019 was $6,150,000 “as is” and $8,000,000 with additional scheduled improvements. Related to the Facility purchase, the Company entered into a commercial loan agreement for both the purchase price and planned improvements to the Facility. The amount of the loan was $5,500,000, of which $3,600,000 had been utilized at December 31, 2019 in connection with the purchase of the Facility; the lender was Fifth Third Bank and the loan is secured by a mortgage on the property and other Company assets. The interest on the loan is LIBOR plus 2.75%, with interest only payments due through September 30, 2020, thereafter with principal amortized over 20 years with the balance due at maturity on September 2, 2025. Related to Facility purchase, the Company also acquired certain leases from certain tenants of the Facility, all of which were in good standing at the time of purchase. Depreciation on the building began when the Company commenced recognizing revenue from leasing and logistics services associated with the Facility.

A summary of property and equipment at December 31, 2019 and 2018 is as follows:

	December 31, 2019	December 31, 2018
Land	$1,256,895	$385,523
Building	4,959,993	1,326,165
Computer and Office Equipment	549,703	523,853
Warehouse Equipment	345,973	302,622
Furniture and Fixtures	894,628	889,073
Vehicles	117,785	220,812
Total before accumulated depreciation	8,124,977	3,648,048
Less: accumulated depreciation	(1,479,588)	(1,191,438)
Total	$6,645,389	$2,456,610

Depreciation and amortization expense for property and equipment amounted to $334,342 and $197,222 for the years ended December 31, 2019 and 2018, respectively.

Index

6. RIGHT OF USE ASSETS AND LEASE LIABILITIES – OPERATING LEASES

The Company has operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 3 years, some of which include options to extend.

The Company’s lease expense for the year ended December 31, 2019 was entirely comprised of operating leases and amounted to $202,551. The Company’s ROU asset amortization for the year ended December 31, 2019 was $187,254. The difference between the lease expense and the associated ROU asset amortization consists of interest.

Right to use assets – operating leases are summarized below:

December 31, 2019
Warehouse	$46,977
Warehouse equipment	20,446
Office equipment	28,039
Vehicles	98,271
Right to use assets, net	$193,733

Operating lease liabilities are summarized below:

December 31, 2019
Warehouse	$46,977
Warehouse equipment	20,446
Office equipment	28,039
Vehicles	98,271
Lease liability	$193,733
Less: current portion	(133,296)
Lease liability, non-current	$60,437

Maturity analysis under these lease agreements are as follows:

Twelve months ended December 31, 2020	$139,627
Twelve months ended December 31, 2021	51,414
Twelve months ended December 31, 2022	9,919
Twelve months ended December 31, 2023	1,298
Twelve months ended December 31, 2024	-
Thereafter	-
Total	$202,258
Less: Present value discount	(8,525)
Lease liability	$193,733

7. INVESTMENTS

The Company has made investments in certain early stage food related companies which it expects can benefit from synergies with the Company’s various operating businesses. At December 31, 2019 the Company has investments in eight food related companies in the aggregate amount of $435,225.  The Company does not have significant influence over the operations of these companies.

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

Also during the year ended December 31, 2019, the Company converted accounts receivable in the amount of $60,500 respectively, into an equity investment in a food related company. Also during the year ended December 31, 2019, the Company made cash investments in three food related companies in the total amount of $60,200.

Index

8. INTANGIBLE ASSETS

The Company acquired certain intangible assets pursuant to the acquisition of Artisan, OFB, Oasis, and the acquisition of certain assets of Haley, igourmet LLC and Mouth Foods, Inc.  The following is the net book value of these assets:

	December 31, 2019
		Accumulated
	Gross	Amortization	Net
Non-Compete Agreement - amortizable	$505,900	$(433,545)	$72,355
Customer Relationships - amortizable	3,068,034	(2,427,612)	640,422
Trade Name	1,532,822	-	1,532,822
Internally Developed Technology	875,643	(329,679)	545,964
Website	84,000	-	84,000
Goodwill	650,243	-	650,243
Total	$6,716,642	$(3,190,836)	$3,525,806

	December 31, 2018
		Accumulated
	Gross	Amortization	Net
Non-Compete Agreement - amortizable	$505,900	$(362,913)	$142,987
Customer Relationships - amortizable	3,068,034	(1,783,598)	1,284,445
Trade Name	1,532,822	-	1,532,822
Internally Developed Technology	875,643	(144,577)	731,066
Goodwill	650,243	-	650,243
Total	$6,632,651	$(2,291,088)	$4,341,563

Total amortization expense charged to operations for the year ended December 31, 2019 and 2018 was $898,757 and $885,002, respectively.

Amortization of finite life intangible assets as of December 31, 2019 is as follows:

2020	$721,628
2021	376,680
2022	192,774
2023 and thereafter	51,659
Total	$1,342,741

The trade names are not considered finite-lived assets, and are not being amortized.  The non-compete agreement is being amortized over a period of 48 months.  The customer relationships acquired in these transactions are being amortized over periods of 24 to 36 months.  The internally developed technology is being amortized over 60 months.

As detailed in ASC 350, the Company tests for goodwill impairment in the fourth quarter of each year and whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.  As detailed in ASC 350-20-35-3A, in performing its testing for goodwill impairment, management has completed a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. To complete this review, management followed the steps in ASC 350-20-35-3C to evaluate the fair value of goodwill and considered all known events and circumstances that might trigger an impairment of goodwill. The analysis completed in 2019 determined that there was no impairment to goodwill assets.

Index

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2019 and December 31, 2018 are as follows:

	December 31, 2019	December 31, 2018
Trade payables and accrued liabilities	$3,935,384	$3,425,178
Accrued payroll and commissions	74,572	264,690
Total	$4,009,956	$3,689,868

10.  ACCRUED INTEREST

At December 31, 2019, accrued interest on a note outstanding was $16,973. During the twelve months ended December 31, 2019, the Company paid cash for interest in the aggregate amount of $112,971.

At December 31, 2018, accrued interest on a note outstanding was $16,402. During the twelve months ended December 31, 2018, the Company paid cash for interest in the aggregate amount of $119,791.

11. REVOLVING CREDIT FACILITIES

	December 31, 2019	December 31, 2018

On March 23, 2018, the Company entered into a Master Loan & Security Agreement that provided for the advance of funds in connection with a $500,000 Draw Promissory Note in order to finance certain equipment acquisitions (“Artisan Equipment Loan”). On December 21, 2018, the Company advanced $391,558 under the $500,000 Draw Promissory Note. This loan is secured by the Company’s tangible and intangible personal property and bears interest at the rate of 5.20%. As of December 31, 2018, there was $108,422 remaining to be drawn on the Artisan Equipment Loan.  On March 27, 2019, an amendment was made to the Draw Promissory Note to extend the draw period to December 31, 2019.   On March 27, 2019, a Promissory Note was made for the amounts advanced in the amount of $391,558 to convert to a Term Loan. (see note 12).

	$-	$-

Line of credit facility with Fifth Third Bank in the original amount of $1,000,000 with an interest rate of LIBOR plus 3.25%. In August 2015, the amount of the credit facility was increased to $1,500,000 and the due date was extended to August 1, 2016. In August 2016, this credit facility was extended to August 1, 2017. On August 1, 2017 this credit facility was increased to $2,000,000 and the due date was extended to August 1, 2018. In August 2018, this credit facility was extended to August 1, 2019. Effective August 1, 2019, this credit facility was extended to August 1, 2021.	$-	$-

Total	$-

Index

12. NOTES PAYABLE

	December 31, 2019	December 31, 2018

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

Secured mortgage note payable for the acquisition of land and building in Bonita Springs, Florida in the amount of $546,000. Principal payments of $4,550 plus interest at the rate of Libor plus 3% are due monthly. The balance of the principal amount was originally due February 28, 2018. On March 23, 2018 and effective February 26, 2018, this note was amended and renewed in the amount of $273,000, with monthly payments of principal and interest of $4,550 payable through the maturity date of February 28, 2023. During the year ended December 31, 2019, the Company made payments of principal and interest on this note in the amounts of $54,600 and $11,111, respectively.

	177,450	232,050

Secured mortgage note payable for the acquisition of land and building in Broadview, Illinois in the amount of $980,000. Principal payments of $8,167 plus interest at the rate of LIBOR plus 2.75% are due monthly through April 2020, the remaining principal balance in the amount of $490,000 will be due May 29, 2020. During the year ended December 31, 2019, the Company made payments of principal and interest on this note in the amounts of $98,000 and $30,031, respectively.	530,833	628,833

Term loan dated March 28, 2018 in the original amount of $1,500,000 payable to Fifth Third Bank. This loan is secured by the Company’s tangible and intangible personal property and bears interest at the rate of LIBOR plus 4.25%.  Principal payments in the amount of $83,333 are due monthly along with accrued interest beginning March 28, 2018. The entire principal balance and all accrued interest is due on the maturity date of August 28, 2019. During the year ended December 31, 2019, the Company made payments of principal and interest on this note in the amounts of $666,670 and $17,157, respectively.

	-	666,670

Promissory note dated March 22, 2019 in the original amount of $391,558 (the “Artisan Equipment Loan”) payable to Fifth Third Bank. This loan is secured by the Company’s tangible and intangible personal property and bears interest at the rate of 5.20%.  The entire principal balance and all accrued interest is due on the maturity date of March 21, 2024.  Monthly payments in the amount of $7,425 including principal and interest commenced in April, 2019. During the year ended December 31, 2019, equipment financed under the Artisan Equipment Loan in the amount of $33,075 was returned for credit. Also, during the year ended December 31, 2019, the Company made payments of principal and interest on this note in the amounts of $48,654 and $18,957 respectively.

	309,829	391,558

A note payable in the amount of $20,000. The Note was due in January 2006 and the Company is currently accruing interest on this note at 1.9%. During each of the years ended December 31, 2019 and 2018, the Company accrued interest in the amount of $380 on this note.	20,000	20,000

Index

	December 31, 2019	December 31, 2018

Unsecured promissory note in the amount of $100,000 dated January 1, 2017 bearing interest at the rate of 2.91% per annum issued in connection with the Oasis acquisition. Payments in the amount of $4,297 consisting of principal and interest are to be made monthly beginning February 15, 2017 for twenty-four months until paid in full. During the year ended December 31, 2019, the Company made principal and interest payments on this note in the amount of $4,291 and $0, respectively.	-	4,291

This obligation was reclassified as a Lease Liability - Financing Lease in connection with the Company’s adoption of ASU 2016-02 on January 1, 2019; see note 13.	-	5,661

Vehicle acquisition loan dated December 6, 2018 in the original amount of $51,088, payable in sixty monthly installments of $955 including interest at the rate of 4.61%. During the year ended December 31, 2019, the Company made principal and interest payments in the amount of $8,540 and $1,964, respectively, on this loan.	41,788	50,328

This obligation was reclassified as a Lease Liability - Financing Lease in connection with the Company’s adoption of ASU 2016-02 on January 1, 2019; see note 13.	-	125,711

Secured mortgage facility in the amount of $5,500,000 with Fifth Third Bank for the acquisition of land and building in Wright, Pennsylvania dated November 8, 2019. During the year ended December 31, 2019, the Company drew down $3,600,000 of this facility. The interest rate is LIBOR plus 2.75% with interest only due through September 30, 2020, thereafter with principal amortized at a 20 years amortization rate and the balance due on the maturity date of September 2, 2025. The Company prepaid loan fees in connection with this loan in the amount of $71,097 which are considered a discount to the loan; $1,819 of these fees were amortized to interest expense during the year ended December 31, 2019 and are being amortized over the term of the note. During the year ended December 31, 2019, the Company made principal and interest payments in the amount of $0 and $25,064, respectively, on this loan.

	3,600,000	-

Total	$4,679,900	$2,125,102
Discount	(71,097)	-
Net of discount	4,608,803	2,125,102

Current portion	$727,766	$928,857
Long-term maturities	3,952,134	1,196,245
Total	$4,679,900	$2,125,102

Aggregate maturities of long-term notes payable as of December 31, 2019 are as follows:

For the twelve months ended December 31,

2020	$727,766
2021	314,531
2022	319,537
2023	282,146
2024	200,920
Thereafter	2,835,000
Total	$4,679,900

Index

13. LEASE LIABILITIES - FINANCING LEASES

Financing lease obligation under a lease agreement for a forklift dated November 7, 2016 payable in thirty-six monthly installments of $579 including interest at the rate of 4.83%. During the year ended December 31, 2019, the Company made principal and interest payments on this lease obligation in the amounts of $5,661 and $103, respectively.	-	-

Financing lease obligation under a lease agreement for a truck dated November 5, 2018 in the original amount of $128,587 payable in seventy monthly installments of $2,326 including interest at the rate of 8.33%. $125,711 was outstanding as of December 31, 2018 (see note 12). During the year ended December 31, 2019, the Company made principal and interest payments on this lease obligation in the amounts of $18,114 and $9,793, respectively.	107,597	-

Financing lease obligation under a lease agreement for a truck dated August 23, 2019 in the original amount of $80,413 payable in eighty-four monthly installments of $1,148 including interest at the rate of 5.0%. During the year ended December 31, 2019, the Company made principal and interest payments on this lease obligation in the amounts of $3,273 and $1,658, respectively.	77,140

Total	$184,737	$-

Current portion	$29,832	$-
Long-term maturities	154,905	-
Total	$184,737	$-

Aggregate maturities of lease liabilities – financing leases as of December 31, 2019 are as follows:

For the period ended December 31,

2020	$29,832
2021	32,056
2022	34,454
2023	37,039
2024	30,428
Thereafter	20,928
Total	$184,737

14. RELATED PARTY TRANSACTIONS

 For the year ended December 31, 2019:

GBC Sub, Inc. (d/b/a TheGiftBox)

Effective July 23, 2019, P Innovations acquired certain assets of GBC Sub, Inc. (d/b/a The GiftBox) (“GiftBox”) (the “GiftBox Asset Purchase Agreement”). GiftBox, a privately held Nevada corporation controlled by David Polinsky, a director of the Company, was in the business of subscription-based ecommerce. The consideration for the assets purchased was a nominal amount of cash. The GiftBox Asset Purchase Agreement also provides the sellers the option to acquire 30% of P Innovations subject to dilution for a period of thirty-six months following the date of the Giftbox Asset Purchase Agreement; the option will only be exercisable if there is a spinoff of P Innovations to Innovative Food Holdings’ shareholders. The Company is evaluating its preliminary purchase price allocation. As a result, during the preliminary purchase price allocation period, which may be up to one year from the asset purchase date, we may record adjustments to the assets acquired.

Sale of common stock to related party

On July 23, 2019, the Company entered into a subscription agreement to sell 349,650 restricted shares of common stock to Pet Box LLC, a company controlled by David Polinsky, a director of the Company. The purchase price was $0.715 per share for a total of $250,000. See note 16.

Index

Stock based compensation to Officers

During the year ended December 31, 2019 in connection with stock based compensation based upon the terms of employment agreements with its employees and compensation agreements with the Company’s independent board members, the Company charged to operations the aggregate total amount of $226,803 for the vesting of a total of 387,899 shares of common stock issuable to its Chief Executive Officer, its Director of Strategic Acquisitions and to its two independent board members. In January 2020, the Company issued, net of income taxes, an aggregate of 316,966 of these shares. See note 20.

In January 2019, the Company awarded the following to each of its two independent directors: (i) a cash retainer in the amount of $45,000, which was paid in January 2019; and (ii) cash retainers in the amount of $30,000 per year, to be paid quarterly.

In January 2019, the Company awarded the following stock options to four of its directors:

-	(i) five-year options to purchase 90,000 shares of common stock at a price of $0.62 per share, vesting quarterly over a three year period;
-	(ii) five-year options to purchase 135,000 shares of common stock at a price of $0.85 per share, vesting quarterly over a three year period;
-	(iii) five-year options to purchase 225,000 shares of common stock at a price of $1.20 per share, vesting quarterly over a three year period.

 In July 2019, the Company awarded five-year options to purchase 50,000 shares of common stock to a director at a price of $1.20 per share, vesting quarterly over a one year period.

The Company recognized non-cash compensation in the amount of $157,145 during the year ended December 31, 2019 in connection with these options.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $500,000, which will expire through 2038.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

The provision (benefit) for income taxes for the years ended December 31, 2019 and 2018 consist of the following:

	2019	2018

Current	$-	$155,000
Deferred	-	-
Total	$-	$155,000

Index

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable statutory income tax rate of 27.6% for the years ended December 31, 2019 and 2018 to the loss before taxes as a result of the following differences:

	2019	2018
Income (loss) before income taxes	$222,767	$1,850,899
Statutory tax rate	27.6%	27.6%
Total tax at statutory rate	61,400	510,000

Permanent difference – meals and entertainment	13,000	25,000
Other adjustments	(42,700)	-
Total	31,700	535,000
Changes in valuation allowance	(31,700)	(380,000)
Income tax expense	$-	$155,000

Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  As of December 31, 2019, and 2018 significant components of the Company’s deferred tax assets are as follows:

	2019	2018
Deferred Tax Assets (Liabilities):
Net operating loss carryforwards	$139,500	$410,000
Allowance for doubtful accounts	12,700	7,000
Property and equipment	(28,900)	(38,800)
Intangible assets	(159,000)	(350,000)
Accrued officer compensation	114,300	18,700
Net deferred tax assets (liabilities)	78,600	46,900
Valuation allowance	(78,600)	(46,900)
Net deferred tax assets (liabilities)	$-	$-

The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions.

16. EQUITY

Common Stock

At December 31, 2019 and 2018, a total of 2,837,580 and 2,587,580 shares, respectively, are deemed issued but not outstanding by the Company.

Twelve months ended December 31, 2019:

The Company issued a total of 131,136 shares of common stock to seven employees for previously accrued bonuses in the amount of $93,666.

The Company charged the amount of $157,145 in connection with the vesting of stock options issuable to board members and employees in connection with their employment agreements.

Index

The Company charged the amount of $246,628 in connection with the vesting of 421,233 shares of common stock issuable to board members and employees in connection with their employment agreements. 414,807 of the the vested shares, net of taxes due, are included in common stock outstanding at December 31, 2019.

The Company sold 349,650 restricted shares of common stock to Pet Box LLC, a company controlled by David Polinsky, a director of the Company. The purchase price was $0.715 per share for a total of $250,000.

The Company issued 19,048 shares of common stock with an average fair value of $0.546 to a service provider; the fair value of $10,405 was charged to operations during the year ended December 31, 2019.

The Company acquired 250,000 shares of common stock from an investor; the purchase price was $0.50 per share for a total of $125,000; these shares were retired to treasury during the year ended December 31, 2019.

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

Treasury Stock

At December 31, 2019 and 2018, the Company had 2,623,171 and 2,373,171 shares of treasury stock, respectively.

Warrants

The Company had no warrants outstanding at December 31, 2019 or 2018.

Options

Twelve months ended December 31, 2019:

In January 1, 2019, the Company issued the following options:

-

Options to purchase 90,000 shares of common stock at a price of $0.62 per share, vesting quarterly over three years, and expiring December 31, 2023 issued to four of its directors (a total of 360,000 options);

-

Options to purchase 135,000 shares of common stock at a price of $0.85 per share, vesting quarterly over three years, and expiring December 31, 2023 issued to four of its directors (a total of 540,000 options);

-

Options to purchase 225,000 shares of common stock at a price of $1.20 per share, vesting quarterly over three years, and expiring December 31, 2023 issued to four of its directors (a total of 900,000 options);

Index

On July 24, 2019, the Company issued to a director options to purchase 50,000 shares of common stock at a price of $1.20 per share, vesting July 24, 2021 and expiring July 24, 2022.

During the year ended December 31, 2019, an aggregate of 375,000 options to purchase shares of common stock at a weighted average price of $1.43 expired.

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

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company as of December 31, 2019:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.62	360,000	4.00	$0.62	120,000	$0.62
$0.75	50,000	2.00	$0.75	-	$-
$0.85	540,000	4.00	$0.85	180,000	$0.85
$0.95	50,000	2.00	$0.95	-	$-
$1.10	75,000	1.37	$1.10	75,000	$1.10
$1.20	950,000	3.79	$1.20	300,000	$1.20
$1.50	125,000	2.00	$1.50	125,000	$1.50
$2.00	125,000	2.00	$2.00	-	$-
$2.50	125,000	2.00	$2.50	-	$-
$3.00	125,000	2.00	$3.00	-	$-
	2,525,000	3.42	$1.23	800,000	$0.84

Index

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2017	1,510,000	$1.60
Granted	675,000	1.91
Exercised	-	-
Cancelled / Expired	(1,135,000)	1.51

Options outstanding at December 31, 2018	1,050,000	$1.80
Granted	1,850,000	0.98
Exercised	-	-
Cancelled / Expired	(375,000)	1.43

Options outstanding at December 31, 2019	2,525,000	$1.23

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2019 and 2018 was $0 and $0, respectively.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.44 and $0.58 as of December 31, 2019 and 2018, respectively, and the exercise price multiplied by the number of options outstanding.

During the year ended December 31, 2019 and 2018, the Company charged $157,145 and $19,098, respectively, to operations related to recognized stock-based compensation expense for stock options.

The exercise price grant dates in relation to the market price during 2019 and 2018 are as follows:

	2019	2018
Exercise price lower than market price	-	-

Exercise price equal to market price	-	-

Exercise price exceeded market price	$0.62 to 1.20	$0.75 to 3.00

As of December 31, 2019, and 2018, there were 1,675,000 and 600,000, respectively, non-vested options outstanding.

Accounting for warrants and stock options

The Company valued warrants and options using the Black-Scholes valuation model utilizing the following variables:

	December 31,	December 31,
	2019	2018
Volatility	59.38-63.16%	43.0-48.1%
Dividends	$0	$0
Risk-free interest rates	1.79-2.49%	2.67-2.91%
Term (years)	3.00-4.93	3.00-3.13

Index

Stock Grants

During the year ended December 31, 2019, the Company granted the following shares of restricted common stock.

- 260,507 shares of common stock to its President and Chief Executive Officer with a fair value of $150,000 pursuant to an employment agreement. 255,328  of these vested shares, net of taxes due, are included in common stock outstanding at December 31, 2019.

- 30,392 shares of common stock to its Director of Strategic Acquisitions with a fair value of $16,398 pursuant to an employment agreement. 29,115 of these vested shares, net of taxes due, are included in common stock outstanding at December 31, 2019.

-145,545 shares of common stock with a fair value of $75,000 to a director pursuant to a compensation agreement. 48,515 of these vested shares were vested during the year ended December 31, 2019, and are included in common stock outstanding at December 31, 2019.

-145,545 shares of common stock with a fair value of $75,000 to a second director pursuant to a compensation agreement. 48,515 of these vested shares were vested during the year ended December 31, 2019, and are included in common stock outstanding at December 31, 2019.

-100,000 shares of common stock with a fair value of $54,000 to an employee pursuant to an employment agreement. 33,334 of these vested shares were vested during the year ended December 31, 2019, and are included in common stock outstanding at December 31, 2019.

During the year ended December 31, 2018, the Company granted the following shares of restricted common stock which were unissued as of December 31, 2018:

- 100,000 shares of common stock to an employee with a fair value of $54,000 pursuant to an employment agreement.

17. COMMITMENTS AND CONTINGENCIES

Contingent Liability

Pursuant to the igourmet Asset Purchase Agreement, the Company recorded contingent liabilities in the original amount of $787,800. This amount relates to certain performance based payments over the twenty-four months following the acquisition date as well as to certain additional liabilities that the Company has evaluated and has recorded on a contingent basis. During the year ended December 31, 2018, the Company reduced this amount by $392,900 as the performance goals for the first year were not met. During the year ended December 31, 2019, the Company reduced this amount by $132,300 as the performance goals for the second year were not met. Also, during the year ended December 31, 2019, the Company paid the amount of $39,000 in connection with the additional liabilities. At December 31, 2019, the amount of $67,000 remains on the Company’s balance sheet as a current contingent liability, and $156,600 as a long term contingent liability.

Pursuant to the Oasis acquisition, the Company had a contingent liability in the amount of $400,000 on connection with performance-based bonus obligations. During the year ended December 31, 2018, the company paid the amount of $189,000 related to these obligations, and recorded a gain in the amount of $11,000. During the year ended December 31, 2019, the Company paid the amount of $200,000 in connection with these obligations; at December 31, 2019, there is no further liability related to these obligations on the Company’s balance sheet.

Pursuant to the Mouth Foods LLC Asset Acquisition, the Company recorded contingent liabilities in the amount of $240,576.   These amounts relate to the estimate of certain performance based payments following the acquisition date as well as to certain additional liabilities that the Company has evaluated and has recorded on a contingent basis. During the year ended December 31, 2019, the Company paid the amount of $120,576 in connection with these liabilities. At December 31, 2019, $120,000 is classified as a current contingent liability.

License Agreements

In May 2019, the Company entered into a royalty-based license agreement, through December 31, 2022 with a lifestyle brand, which provides the exclusive right, with certain carve-outs and limitations, to sell and promote branded gift baskets for certain channels including: retail, warehouse club stores, certain of the Company’s current e-commerce channels, and other e-commerce channels such as amazon.com (the “May 2019 License Agreement”). Pursuant to the May 2019 License Agreement, the Company paid an initial royalty deposit in the amount of $50,000 towards the minimum royalty, which is classified as other current assets on the Company’s balance sheet at December 31, 2019.  Future royalty amounts owed for minimum payments in connection with the May 2019 License Agreement will be deducted from this deposit The royalty rate is 5% of net sales, and the Company is required, with certain exceptions and exclusions, to make minimum royalty payments of $100,000 through the end of 2020, $110,000 in 2021, and $125,000 in 2022, respectively.

Index

Litigation

On September 16, 2019, an action (the “PA Action”) was filed in the Court of Common Pleas of Philadelphia County, Trial Division, against, among others, the Company and its wholly-owned subsidiaries, Innovative Gourmet LLC and Food Innovations, Inc. The complaint in the PA Action alleges, inter alia, wrongful death and negligence by a driver employed by Innovative Gourmet and indicates a demand and offer to settle for fifty million dollars. We expect that should a settlement occur the amount would be substantially lower. The Company and its subsidiaries had auto and umbrella insurance policies, among others, that were in effect for the relevant period. While the initial response from the relevant insurance companies has been to provide coverage only under an auto policy, which has been fully offered, we intend to further aggressively pursue the Company’s and its subsidiaries’ insurance coverage under their umbrella and other available policies. In addition, the Company has been defending this action and believes that the likely outcome would result in any liabilities being covered by its insurance carriers. However, if the Company was found responsible for damages in excess of its available insurance coverage, such damages in excess of the coverage could have a material adverse effect on the Company’s operations.

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

18. MAJOR CUSTOMER

The Company’s largest customer, U.S. Foods, Inc. and its affiliates, accounted for approximately 57% of total sales in each of the years ended December 31, 2019 and 2018.  A contract between our subsidiary, Food Innovations, and U.S. Foods entered an optional renewal period in December 2012 but was automatically extended for an additional 12 months in each of January 1, 2013 and 2014.  On January 26, 2015 we executed a contract directly between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods, Inc.  The term of the contract was from January 1, 2015 through December 31, 2016 and provided for a limited number of automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew. Based on the terms, the Agreement was extended through December 31, 2018.  Effective January 1, 2018 the Agreement was further amended to remove the cap on renewals, and provide for an unlimited number of additional 12-month terms unless either party notifies the other in writing, 30 days prior to the end date, of its intent not to renew.

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

As December 31, 2019 and 2018, the Company did not have financial assets or liabilities that are required to be accounted for at fair value on a recurring basis.

Index

20. SUBSEQUENT EVENTS

COVID-19

In December 2019, a strain of novel coronavirus (COVID-19) causing respiratory illness and death emerged in the city of Wuhan in the Hubei province of China. The coronavirus was declared a global pandemic by the World Health Organization in March 2020 and has been spreading throughout the world, including the United States, resulting in emergency measures, including travel bans, closure of retail stores, and restrictions on gatherings of more than a maximum number of people. Included in these emergency measures is the mandated full or partial closure of restaurants and other foodservice establishments across the United States. These foodservice establishments represent a significant portion of our revenues and their continued closure would likely have a detrimental effect on our business.

SBA Administered Loan

On April 21, 2020, the Company received loan proceeds of $1,650,221 (the “Loan”) under a recent congressionally-approved act. The Loan is administered by the U.S. Small Business Administration. The Loan to the Company is being made through Fifth Third Bank, National Association (the “Lender”).

The term of the Loan is two years. The annual interest rate on the Loan is 1.00%. Payments of principal and interest on the loan will be deferred for the first six months of the term of the Loan. The promissory note evidencing the Loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may trigger the immediate repayment of all amounts outstanding, collection of all amounts owing from the Company, and/or filing suit and obtaining a judgment against the Company.

Under the terms of the Congressional act, Loan recipients can apply for and be granted forgiveness for all or a portion of the Loan granted under such act. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. While the company currently anticipates that it will be eligible for a certain amount of forgiveness related to the Loan, no assurance is provided that the Company will obtain forgiveness of the Loan in whole or in part.

The impact of COVID-19 on the Company is discussed above in “Business – Growth Strategy,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2020 Plans” and elsewhere in this Report.

Line of Credit

On March 20, 2020,  the Company drew down the amount of $2,000,000 from its line of credit with Fifth Third Bank.

Delay in Filing of Annual Report

On March 30, 2020, the Company filed a Form 8-K with the Securities and Exchange Commission stating that it will be relying on the Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) to delay the filing of its Annual Report on Form 10-K for the year ended December 31, 2019 due to circumstances related to COVID-19.

Board Members

On January 30, 2020, our Board of Directors expanded the size of the Board and appointed James C. Pappas and Mark Schmulen (the “New Directors”) to fill the two newly created vacancies.

Prior to Mr. Pappas’ appointment to the Board, as described in a Current Report on Form 8-K filed on January 30, 2020 (the “January 8-K”), the Company and Mr. Pappas entered into an Agreement (the “Agreement”) which, among other things, provided that (i) the Company (x) will support the continued directorships of the New Directors at the next two annual meetings and (y) after 18 months will appoint another nominee of JCP (as defined in the Agreement”) to the Board and support such nominee at the next annual meeting, provided that such nominee shall be subject to the approval (which shall not be unreasonably withheld) of the Nominating and Corporate Governance Committee of the Board and the Board after exercising their good faith customary due diligence process and fiduciary duties; and (ii) JCP and the Company agreed to certain standstill provisions, as more fully described in the Agreement.

Index

Issuance of Common Stock

On January 10, 2020, the Company issued 2,381 shares of common stock with a fair value of $1,119 to a service provider for services performed.

On January 29, 2020, the Company issued 38,973 shares of common stock with a fair value of $17,149 to an employee as a bonus.

On February 3, 2020, the Company issued 2,381 shares of common stock with a fair value of $1,167 to a service provider for services performed.

Index

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.  We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2019 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms and our disclosure controls and procedures are also effective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our principal executive and financial officers to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Management has identified a control deficiency regarding the integration of two acquisitions in 2018 and as a result management has concluded our internal control over financial reporting was ineffective at December 31, 2019 at the reasonable assurance level. Management of the Company believes that this deficiency is primarily due to the smaller size of the company’s accounting staff in relation to certain continued system integrations related to the 2018 acquisitions of certain assets of igourmet LLC and Mouth Foods, Inc. To address this matter, we expect to retain additional qualified personnel and accounting and systems consultants to continue to remediate this control deficiency in the future.

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

Name	Age	Position
Sam Klepfish	45	Chairman and Chief Executive Officer
Justin Wiernasz	54	Director of Strategic Acquisitions and Director
Joel Gold	78	Director
Hank Cohn	50	Director
David Polinsky	49	Director
James C. Pappas	39	Director
Mark Schmulen	39	Director

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

Hank Cohn, Director

Mr. Cohn has been a director since October 29, 2010.  Hank Cohn is currently CEO of P1 Billing, LLC, a revenue cycle management services provider to ambulatory medical clinics.  P1 Billing is a spinoff of PracticeOne Inc., (formerly PracticeXpert, Inc., an OTCBB traded company), an integrated PMS and EMR software and services company for physicians.  Mr. Cohn served as President and Chief Executive Officer of PracticeOne from December 2009 until December 2009, at which time he sold the company to Francison Partners, one of the largest, global technology focused, private equity firms in Silicon Valley.  Prior to that, Mr. Cohn worked with a number of public companies.  A partial list of his past and present board memberships include: Analytical Surveys, Inc., Kaching, Inc., and International Food and Wine, Inc., currently Evolution Resources Inc. Mr. Cohn also served as the executive vice president of Galaxy Ventures, LLC a closely-held investment fund concentrating in the areas of bond trading and early stage technology investments, where he acted as portfolio manager for investments.

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

David Polinsky, Director

David A. Polinsky has been a director since July 24, 2019.  Mr. Polinsky has served as Chief Financial Officer of Rafael Holdings, Inc. (NYSE: RFL) since December 2017.  Mr. Polinsky co-founded Rafael Pharmaceuticals and served as its Vice President, General Counsel and Corporate Secretary from 2002 and as President, General Counsel and Secretary from 2016 through March 2018. He also served on Rafael Pharmaceutical’s Board from 2002 until 2014.  Prior to joining Rafael Pharmaceuticals, from 1996 to 2002, he served as Vice President and General Counsel for a New York-based real estate focused investment and management company, Square Management Corp., leading the investment analysis in and management of residential, office, retail and development properties.  Previously and in partnership with the Honorable Edward I. Koch, former Mayor of New York City, Mr. Polinsky founded in 1999 and served as CEO of a company that licensed and developed TheLaw.com as a leading consumer focused legal information site.  Mr. Polinsky earned his Juris Doctorate from Fordham University School of Law in 1996 and his Bachelor of Arts from Yeshiva University in 1993.  Mr. Polinsky also earned the CFA Institute’s Investment Foundations certificate.

James C. Pappas, Director

James C. Pappas has been a director since January 30, 2020. Mr. Pappas has served as the Managing Member of JCP Investment Management, LLC (“JCP Management”), an investment firm, and the sole member of JCP Investment Holdings, LLC (“JCP Holdings”), since June 2009. Mr. Pappas has also served as a director of Tandy Leather Factory, Inc. (NASDAQ:TLF), a retailer and wholesale distributor of a broad line of leather and related products, since June 2016. Mr. Pappas previously served as a director of each of Jamba, Inc. (formerly NASDAQ:JMBA), a leading health and wellness brand and the leading retailer of freshly squeezed juice, from January 2015 until the completion of its sale in September 2018, U.S. Geothermal Inc. (formerly NYSEMKT:HTM), a leading geothermal energy company, from September 2016 until the completion of its sale in April 2018, and The Pantry, Inc. (formerly NASDAQ:PTRY), a leading independently operated convenience store chain in the southeastern United States and one of the largest independently operated convenience store chains in the country, from March 2014 until the completion of its sale in March 2015. He also previously served as Chairman of the board of directors of Morgan’s Foods, Inc. (formerly OTC:MRFD), a then publicly traded company, from January 2013 until May 2014, when the company was acquired by Apex Restaurant Management, Inc., after originally joining its board as a director in February 2012.   From 2005 until 2007, Mr. Pappas worked for The Goldman Sachs Group, Inc. (NYSE:GS) (“Goldman Sachs”), a multinational investment banking and securities firm, in its Investment Banking / Leveraged Finance Division. As part of the Goldman Sachs Leveraged Finance Group, Mr. Pappas advised private equity groups and corporations on appropriate leveraged buyout, recapitalization and refinancing alternatives.  Prior to Goldman Sachs, Mr. Pappas worked at Banc of America Securities, the investment banking arm of Bank of America Corporation (NYSE:BAC), a multinational banking and financial services corporation, where he focused on Consumer and Retail Investment Banking, providing advice on a wide range of transactions including mergers and acquisitions, financings, restructurings and buy-side engagements.  Mr. Pappas received a BBA and a Masters in Finance from Texas A&M University.

Mark Schmulen, Director

Mark Schmulen has been a director since January 30, 2020. Mr. Schmulen is a co-founder and has served as CEO of Chirp Systems, Inc., a venture-backed smart access solution for multifamily property owners, since October 2019.  Mr. Schmulen has also served as the managing director of Jelly Capital, LLC, a private investment fund focused on early stage technology and real estate investments, since May 2015, and as an investment advisor representative for Forum Financial, LP, an independent investment advisor, since November 2016.  Previously, he served as General Manager of Social Media for Constant Contact, Inc. (formerly NASDAQ:CTCT), a provider of digital marketing solutions, from May 2010 until May 2014.  Prior to that, he was co-founder and served as CEO of Nutshell Mail, Inc., a social media marketing solution, from 2008 until its acquisition by Constant Contact, Inc. in 2010.  Mr. Schmulen began his career as an investment banking analyst with JPMorgan Chase Bank. Currently, he serves on the board of directors for the Shlenker School, since August 2017 and is a Director of the HHF Foundation, benefiting early childhood education, since December 2014.  Mr. Schmulen holds a B.S. from the University of Pennsylvania and an M.S. in Management from Stanford’s Graduate School of Business.

Index

Key Employee

John McDonald

Mr. McDonald, age 58, has been our principal accounting officer since November 2007; from November 2007 through October 2017, he was also our Chief Information Officer. From 2004 through 2007, Mr. McDonald worked as a consultant with Softrim Corporation of Estero, Florida where he created custom applications for a variety of different industries and assisted in building interfaces to accounting applications. Since 1999 he has also been President of McDonald Consulting Group, Inc. which provide consulting on accounts receivable, systems and accounting services.

Qualification of Directors

We believe that all of our directors are qualified for their positions and each brings a benefit to the board. Messrs. Kelpfish and Wiernasz, as our officers, are uniquely qualified to bring management’s perspective to the board’s deliberations.  Mr. Gold, with his lengthy career working for broker/dealers, bring a “Wall Street” perspective and Mr. Schmulen, with his private equity experience, and Messrs. Cohn and Polinsky, with their prior history of being executives and directors of other companies, bring a well-rounded background and wealth of general business experience to our board. Mr. Pappas, brings both his investment and corporate finance background and food industry experience to the board.

Committees

The Board of Directors currently has an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The members of the Compensation Committee and of the Nominating and Corporate Governance Committee are Messrs. Gold, Cohn, Pappas and Schmulen and the members of the Audit Committee are Messrs. Gold, Cohn and Schmulen with Mr. Cohn designated as the Audit Committee Financial Expert. All of the members of each committee have been determined by the Board of Directors to be independent.

Agreements with Directors

Prior to Mr. Pappas’ appointment to the Board, as described in a Current Report on Form 8-K filed on January 30, 2020 (the “January 8-K”), the Company and Mr. Pappas entered into an Agreement (the “Agreement”) which, among other things, provided that (i) the Company (x) will support the continued directorships of the New Directors (as defined in the Agreement) at the next two annual meetings and (y) after 18 months will appoint another nominee of JCP (as defined in the Agreement”) to the Board and support such nominee at the next annual meeting, provided that such nominee shall be subject to the approval (which shall not be unreasonably withheld) of the Nominating and Corporate Governance Committee of the Board and the Board after exercising their good faith customary due diligence process and fiduciary duties; and (ii) JCP and the Company agreed to certain standstill provisions, as more fully described in the Agreement. As of the date hereof, the New Directors referred to in the Agreement are Messrs. Pappas and Schmulen.

Code of Ethics

We have adopted a Code of Ethics that applies to each of our employees, including our CEO, our principal financial officer, as well as members of our Board of Directors. A copy of such Code has been publicly filed with, and is available for free from, the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

During 2019, Mr. Polinsky filed late a Form 3 and three Forms 4. Messrs. Klepfish, Wiernasz, Gold and Cohn did not file one Form 4.  None of the unfiled Forms 4 related to the public sale of securities.

ITEM 11. Executive Compensation

The following table sets forth information concerning the compensation for services rendered to us for the two years ended December 31, 2019, of our Chief Executive Officer, our principal financial officer and our highest compensated officer whose annual compensation exceeded $100,000 in the fiscal year ended December 31, 2019, if any. We refer to the Chief Executive Officer and these other officers as the named executive officers.

Index

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Sam Klepfish	2019	$341,646	$-		$150,000	(b)	$-	$-	$-	$2,493	(a)	$494,140
CEO	2018	$392,841	$-		$-		$-	$-	$-	$3,131	(a)	$395,972

Justin Wiernasz	2019	$376,955	$25,000	(c)	$16,398	(b)	$-	$-	$-	$15,619	(a)	$433,972
Director of Strategic Acquisitions	2018	$378,378	$69,000	(c)	$44,528	(d)	$-	$-	$-	$13,874	(a)	$505,780

John McDonald	2019	$210,477	$-		$-		$-	$-	$-	$8,405	(a)	$218,883
Principal Accounting Officer	2018	$199,650	$70,266	(c)	$-		$-	$-	$-	$9,054	(a)	$278,969

(a) Consists of cash payments for health care benefits.

(b) Consists of the portion of restricted stock awards which were recognized as a period cost during the year for services as an executive officer.

(c) Consists of a cash bonus paid during the year for services performed in the previous year.

(d) Consists of a restricted stock award of 46,000 shares of common stock.

Outstanding Equity Awards at Fiscal Year-End as of December 31, 2019

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Sam Klepfish						300,000	(a)	$132,000	(b)

(a) Restricted stock awards vest according to the following schedule: An additional 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 consecutive trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 consecutive trading days.

(b) Amounts are calculated by multiplying the number of shares shown in the table by $ 0.44 per share, which is the closing price of common stock on December 31, 2019 (the last trading day of the 2019 fiscal year).

Index

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joel Gold	30,000	25,000	(a)	34,120	(b)	-	-	-	89,120
Sam Klepfish	-	-		34,120	(b)	-	-	-	34,120
Hank Cohn	67,500	25,000	(a)	34,120	(b)	-	-	-	126,620
Justin Wiernasz	-	-		34,120	(b)	-	-	-	34,120
David Polinsky	-	-		6,745	(c)	-	-	-	6,745

(a) Represents the amount charged to operations during the year ended December 31, 2019 for 90,000 shares of the Company’s common stock with a fair value of $45,000 and 55,545 shares of the Company’s common stock with a fair value of $18,515 vesting over a three-year period.

(b) Represents the amount charged to operations during the year ended December 31,2019 for the following: (i) five-year options to purchase 90,000 shares of the Company’s common stock at a price of $0.62 per share, vesting over three years; (ii) five-year options to purchase 135,000 shares of the Company’s common stock at a price of $0.85 per share, vesting over three years; and (iii) five year options to purchase 225,000 shares of the Company’s common stock at a price of $1.20 per share, vesting over three years.

(c) Represents the amount charged to operations during the year ended December 31,2019 for three-year options to purchase 50,000 shares of the Company’s common stock at a price of $1.20 per share, vesting over one year.

Employment Agreements

Our subsidiary, Food Innovations, has employment agreements with certain officers and certain employees.  The employment agreements provide for salaries and benefits, including stock grants and extend up to five years.  In addition to salary and benefit provisions, the agreements include defined commitments should the employer terminate the employee with or without cause.

SAM KLEPFISH

Effective March 29, 2017, we entered into an employment agreement with Mr. Klepfish.  The new agreement, which runs through December 31, 2019, maintained the current base salary and provides for all bonuses and salary increases to be approved by the compensation committee.

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

JUSTIN WIERNASZ

Effective March 29, 2017, we entered into an employment agreement with Mr. Wiernasz.  The new agreement, which runs through December 31, 2019, maintained the current base salary and provides for all bonuses and salary increases to be approved by the compensation committee.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of May 11, 2020, with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each Named Officer, and (4) all our directors and executive officers as a group.  Unless otherwise stated, each person listed below uses the Company’s address.  Pursuant to SEC rules, includes shares that the person has the right to receive within 60 days from May 11, 2020.

Name and Address of Beneficial Owners		Number of Shares Beneficially Owned	Percent of Class

Sam Klepfish (Officer, Director)	(1)	2,612,449	7.5%
Joel Gold (Director)	(2)	672,569	1.9%
Justin Wiernasz (Officer, Director)	(3)	1,867,470	5.4%
Hank Cohn (Director)	(3)	548,515	1.6%
David Polinsky (Director)		699,650	2.0%
James C. Pappas (Director)	(4)	4,333,628	12.6%
Mark Schmulen (Director)		-	-
A group consisting of Denver J. Smith, CRC Founders Fund, LP, Donald E. Smith, Richard G. Hill, Samuel N. Jurrens, 73114 Investments, LLC, Youth Properties, LLC, and Paratus Capital, LLC	(5)	2,700,120	7.9%
JCP Investment Management, LLC	(6)	4,333,628	12.6%
All officers and directors as a whole (6 persons)	(7)	10,734,281	30.2%

(1)

Includes options to purchase 225,000 shares of common stock exercisable at July 5, 2020. Also includes 16,250 shares of common stock owned by Mr. Klepfish's spouse, ownership of which is disclaimed by Mr. Klepfish.

(2)	Includes options to purchase 225,000 shares of common stock exercisable at July 5, 2020. Also includes 18,400 shares of common stock held by Mr. Gold’s spouse.
(3)	Includes options to purchase 225,000 shares of common stock exercisable at July 5, 2020.
(4)	Consists of 4,254,928 shares held by JCP Investment Partnership, LP and 78,700 shares in an account managed by an affiliated entity.
(5)

Pursuant to a Schedule 13D/A file on March 25, 2020 with the Securities and Exchange Commission, Mr. Denver Smith is part of a group which reports beneficially owning an aggregate of 2,700,120 shares, although Mr. Denver Smith only has sole voting and dispositive power over 765,637 of such shares.  Mr. Smith’s address is 52 Carlson Drive, Milford, CT  06460.

(6)

Consists of 4,254,928 shares of common stock held, directly and indirectly, by JCP Investment Management, LLC and 78,700 shares in an account managed by an affiliated entity, both of which entities are ultimately controlled by James C. Pappas who has sole voting and dispositive power. The address of JCP Investment Management, LLC is 1177 West Loop South, suite 1320, Houston, TX 77027.  Information gathered from a Schedule 13D/A filed with the Securities and Exchange Commission on February 27, 2019.

(7)	Consists of 9,834,281 shares of common stock held by officers and directors. Also includes options to purchase 900,000 shares of common stock exercisable at July 5, 2020.

Index

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

We are not currently subject to the requirements of any stock exchange or national securities association with respect to having a majority of “independent directors”.  Messrs. Gold, Cohn, Polinsky, Pappas and Schmulen are “independent” and only Messrs. Klepfish and Wiernasz, by virtue of being our Officers, are not independent.  Mr. Klepfish and Mr. Wiernasz do not participate in board discussions concerning their compensation.

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The Company engaged Liggett & Webb P.A. (“LW”) as our independent registered public accounting firm since November 9, 2012.  During the year ended December 31, 2019 and 2018, LW billed us audit fees of approximately $144,000 and $128,000, respectively.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by LW that are reasonably related to the performance of the audit or review of our consolidated financial statements including our quarterly interim reviews on Form 10-Q and are reported under Audit Fees above.

Tax Fees

LW tax fees were $20,000 and $20,000 for the years ended December 31, 2019 and 2018, respectively.

All Other Fees

LW has not billed any other fees since their engagement on November 9, 2012.

For the fiscal years ended December 31, 2019 and 2018 the board of directors considered the audit fees, audit-related fees, tax fees and other fees paid to our accountants, as disclosed above, and determined that the payment of such fees was compatible with maintaining the independence of the accountants.  Our board of directors pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent registered public accounting firm, except for de minimis non-audit services that are approved by the board of directors prior to the completion of the audit.

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

3.2.1	Amended Bylaws of the Company (incorporated by reference to exhibit 3.2 of the Company’s current report Form 8-K filed with the Securities and Exchange Commission on January 23, 2018)

10.1	Employment Agreement with Sam Klepfish (incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 21, 2012)

10.2	Employment Agreement Justin Wiernasz (incorporated by reference to exhibit 10.2 of the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 21, 2012)

10.3

Loan Agreement between the registrant and Fifth Third Bank effective February 26, 2013 (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2013)

10.4

Security Agreement between the registrant and Fifth Third Bank effective February 26, 2013 (incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2013)

10.5

Mortgage by registrant in favor of Fifth Third Bank effective February 26, 2013 (incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2013)

10.6

Note by registrant in favor of Fifth Third Bank effective February 26, 2013 (incorporated by reference to exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2013)

10.7	Employment Agreement with Sam Klepfish dated as of March 29, 2017 (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2017)

10.8	Employment Agreement with Justin Wiernasz dated as of March 29, 2017 (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2017)

10.9

Asset Purchase Agreement dated as of January 22, 2018 by and among Innovative Gourmet, LLC, a subsidiary of the registrant, and igourmet LLC and igourmet NY LLC (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 30, 2018)

10.10

Loan Sale Agreement dated as of January 10, 2018 between Food Funding, LLC, a subsidiary of the registrant and UPS Capital Business Credit (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 30, 2018)

10.11

Fifth Amendment to Restated Loan Agreement dated February 28, 2018 between Fifth Third Bank and the registrant and its subsidiaries (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2018).

10.12

Promissory Note of the registrant and its subsidiaries in favor of Fifth Third Bank dated as of February 28, 2018 (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2018).

Index

10.13

Draw Promissory Note of the registrant and its subsidiaries in favor of Fifth Third Bank dated as of March 13, 2018 (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2018).

10.14

Master Loan and Security Agreement dated March 13, 2018 between Fifth Third Bank and the registrant and its subsidiaries (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2018).

10.15	Employment Agreement with Sam Klepfish dated as of January 28, 2019 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 1, 2019)

10.16	Employment Agreement with Justin Wiernasz dated as of January 28, 2019 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 1, 2019)

10.17	Form of Director Agreement dated as of January 28, 2019 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 1, 2019)

10.18

Eighth Amendment to Restated Loan Agreement dated as of November 9, 2019 between Fifth Third Bank, National Association, and the Registrant and certain of its subsidiaries (incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2019).

10.19

Promissory Note effective November 9, 2019 between Fifth Third Bank, National Association, and Innovative Food Properties, LLC, a wholly-owned subsidiary of the Registrant (incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2019).

10.20

Mortgage, Assignment of Leases, Fixture Filing and Security Agreement date as of November 9, 2019 between Fifth Third Bank, National Association, and Innovative Food Properties, LLC, a wholly-owned subsidiary of the Registrant (incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2019).

10.21	Agreement for Purchase and Sale of Real Estate dated as of August 9, 2019 (incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019).

14	Code of Ethics (incorporated by reference to exhibit 14 of the Company’s Form 10-KSB/A for the year ended December 31, 2006, filed with the Securities and Exchange Commission on July 31, 2008)

21	Subsidiaries of the Company

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Accounting Officer

32.1	Rule 1350 Certification of Chief Executive Officer

32.2	Rule 1350 Certification of Principal Accounting Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE FOOD HOLDINGS, INC.

By: /s/ Sam Klepfish

Sam Klepfish,

Chief Executive Officer and Director

Dated:  May 14, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sam Klepfish	CEO and Director	May 14, 2020
Sam Klepfish	(Chief Executive Officer)

/s/ John McDonald	Principal Accounting Officer	May 14, 2020
John McDonald	(Principal Financial Officer)

/s/ Joel Gold	Director	May 14, 2020
Joel Gold

/s/ Hank Cohn	Director	May 14, 2020
Hank Cohn

/s/ Justin Wiernasz	Director	May 14, 2020
Justin Wiernasz

/s/David Polinsky	Director	May 14, 2020
David Polinsky

/s/ James C. Pappas	Director	May 14, 2020
James C. Pappas

/s/ Mark Schmulen	Director	May 14, 2020
Mark Schmulen