Form 10-K/A
period 2019-12-31
INNOVATIVE FOOD HOLDINGS INC
filed 2020-05-28
CIK 312257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Reason for this Amendment

This Amendment No. 1 on Form 10-K/A (the “Amendment”) is being filed solely to disclose that the Company qualified to rely on the 45-day extension to file its Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”) provided by the Securities and Exchange Commission (“SEC”).

The Company’s Annual Report was originally due on March 30, 2020 but in reliance upon an SEC Order issued March 25, 2020 pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which granted exemptions from specified provisions of the Exchange Act and certain rules thereunder (Release No. 34-88465) (the “Order”), the Company timely filed its Annual Report on May 14, 2020 (the “Original Filing”).

The Order requires, among other things, that the Annual Report state that it is being filed in reliance on the Order and the reason why the Company required the additional time granted by the Order to file the Annual Report. While the Company filed a Current Report on Form 8-K on March 30, 2020 (the “Form 8-K”) as required by the Order, which Form 8-K provided the reason why the Company was relying on the Order, and then referenced the Form 8-K in the Original Filing and noted its reliance on the Order in the Original Filing, the SEC has advised the Company that referencing the 8-K is insufficient and certain specific language provided in the Form 8-K should also be repeated in the Annual Report. Accordingly, this Amendment is being filed solely to include the disclosure below in accordance with the Order, which language was previously disclosed in the Form 8-K.

Reliance on SEC Relief from Filing Requirements

The Company timely filed the Original Filing in reliance on the Order, permitting the delay in filing due to circumstances related to COVID-19. The Company filed the Form 8-K indicating its intention to rely on the Order. As stated in the Form 8-K, as a result of significant demand shifts in the Company’s business, and in particular, significant increases in the Company’s e-commerce specialty food revenues, the Company’s resources, which include key employees working on matters directly related to the completion of the Annual Report, were substantially focused on operational related items including ensuring that the needs of its customers were met and, as a deemed essential business, to help maintain the food supply of the country. As a result, the Company had not yet finalized information required by the Annual Report resulting in a delay in the preparation, audit and completion of the Company’s financial statements for the Annual Report.

In accordance with Rules 12b-15 and 13a-14 under the Exchange Act, the Company has also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment, and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Filing, and we have not updated disclosures included therein to reflect any subsequent developments or events. This Amendment should be read in conjunction with the Original Filing and with our other filings made with the SEC subsequent to the filing of the Original Filing.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K/A:

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Sam Klepfish
31.2	Rule 13a-14(a)/15d-14(a) Certification of John McDonald

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE FOOD HOLDINGS, INC.

By: /s/ Sam Klepfish

Sam Klepfish,

Chief Executive Officer

Dated:  May 28, 2020