Form 10-Q
period 2020-03-31
INNOVATIVE FOOD HOLDINGS INC
filed 2020-07-06
CIK 312257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 37,279,320 shares of common stock issued and 34,441,740 shares of common stock outstanding as of June 29, 2020.

EXPLANATORY NOTE

The original due date for filing of this Form 10-Q was May 15, 2020. Innovative Food Holdings, Inc. (the “Company”) relied on the SEC’s order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465) (the “Order”) to delay the filing of this Quarterly Report on Form 10-Q (the “Quarterly Report”) due to circumstances related to COVID-19. On May 15, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. As a result of significant demand shifts in the Company’s business, and in particular, significant increases in the Company’s e-commerce specialty food revenues, the Company’s resources, which include key employees working on matters directly related to the completion of the Quarterly Report, have been substantially focused on operational related items. In addition, inasmuch as for essentially the same reason the Company relied on an extension of the due date granted by the Securities and Exchange Commission of its Annual Report on Form 10-K (the “Annual Report”), which was not required to be filed until May 14, 2020, the Company could not commence working on the Quarterly Report until the Annual Report was completed.  Accordingly, as of June 29, 2020, the Company determined that it was unable to finalize the Quarterly Report, which has resulted in a delay in the, review and completion of the Company’s financial statements for the Quarterly Report.  As a result, the Company has not yet finalized information required by the Quarterly Report resulting in a delay in the preparation, review and completion of the Company’s financial statements for the Quarterly Report. The foregoing notwithstanding, the Company expects to file the Quarterly Report no later than July 6, 2020, which is 45 days from the Quarterly Report’s original filing deadline of May 15, 2020 as further extended pursuant to Rule 12b-25.

INNOVATIVE FOOD HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,071,543	$3,966,050
Accounts receivable, net	1,860,038	3,309,830
Inventory	2,941,435	2,350,622
Other current assets	318,617	273,689
Total current assets	10,191,633	9,900,191

Property and equipment, net	6,830,425	6,645,389
Investments	450,225	435,225
Right to use assets, operating leases, net	358,714	193,733
Right to use assets, finance leases, net	313,209	174,631
Other amortizable intangible assets, net	84,000	1,342,741
Goodwill and other unamortizable intangible assets	1,532,822	2,183,065
Total assets	$19,761,028	$20,874,975

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,828,998	$4,009,956
Accrued interest	20,552	16,973
Deferred revenue	358,456	499,776
Line of Credit	2,000,000	-
Notes payable - current portion, net	751,505	727,766
Lease liability - operating leases, current	134,459	133,296
Lease liability - finance leases, current	47,261	29,832
Contingent liability - current portion	187,000	187,000
Total current liabilities	7,328,231	5,604,599

Lease liability - operating leases, non-current	224,255	60,437
Lease liability - finance leases, non-current	281,270	154,905
Contingent liability - long-term	144,600	156,600
Note payable - long term portion, net	3,953,432	3,881,037
Total liabilities	11,931,788	9,857,578

Commitments & Contingencies (see note 16)	-	-

Stockholders' equity

Common stock: $0.0001 par value; 500,000,000 shares authorized; 37,279,320 and 37,210,859 shares issued, and 34,441,740 and 34,373,279 shares outstanding at March 31, 2020 and December 31, 2019, respectively	3,724	3,718
Additional paid-in capital	36,955,853	36,889,818
Treasury stock: 2,623,171 shares outstanding at March 31, 2020 and December 31, 2019	(1,141,370)	(1,141,370)
Accumulated deficit	(27,988,967)	(24,734,769)
Total stockholders' equity	7,829,240	11,017,397

Total liabilities and stockholders' equity	$19,761,028	$20,874,975

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2020	2019

Revenue	$13,305,920	$12,859,215
Cost of goods sold	10,192,864	8,881,380
Gross margin	3,113,056	3,977,835

Selling, general and administrative expenses	4,612,761	3,788,997
Impairment of goodwill and intangible assets	1,698,952	-
Total operating expenses	6,311,713	3,788,997

Operating (loss) income	(3,198,657)	188,838

Other income (expense):
Other leasing income	10,879	-
Interest expense, net	(66,420)	(25,478)
Total other income (expense)	(55,541)	(25,478)

Net (loss) income before taxes	(3,254,198)	163,360

Income tax expense	-	-

Net (loss) income	$(3,254,198)	$163,360

Net (loss) income per share - basic	$(0.09)	$0.005

Net (loss) income per share - diluted	$(0.09)	$0.005

Weighted average shares outstanding - basic	34,626,275	33,947,817

Weighted average shares outstanding - diluted	34,626,275	33,947,817

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2020	2019

Cash flows from operating activities:
Net (loss) income	$(3,254,198)	$163,360
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment of goodwill and intangible assets	1,698,952	-
Depreciation and amortization	324,565	305,205
Amortization of right-of-use asset	49,949	42,619
Amortization of prepaid loan fees	3,123	-
Stock based compensation	66,041	100,144
Provision for doubtful accounts	223,335	(830)

Changes in assets and liabilities:
Accounts receivable, net	1,226,457	(223,433)
Inventory and other current assets, net	(650,741)	156,123
Accounts payable and accrued liabilities	(177,379)	(1,508,855)
Deferred revenue	(141,320)	(281,920)
Contingent liabilities	(12,000)	(25,307)
Operating lease liability	(49,949)	(42,619)
Net cash used in operating activities	(693,165)	(1,315,513)

Cash flows from investing activities:
Acquisition of property and equipment	(285,599)	(2,705)
Net cash used in investing activities	(285,599)	(2,705)

Cash flows from financing activities:
Proceeds from note payable	150,786	-
Proceeds from line of credit	2,000,000	-
Principal payments on debt	(57,775)	(294,734)
Principal payments financing leases	(8,754)	(6,066)
Net cash provided by (used in) financing activities	2,084,257	(300,800)

Increase (Decrease) in cash and cash equivalents	1,105,493	(1,619,018)

Cash and cash equivalents at beginning of period	3,966,050	4,759,817

Cash and cash equivalents at end of period	$5,071,543	$3,140,799

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$59,373	$27,693

Taxes	$-	$-

Non-cash investing and financing activities:
Issuance of 131,136 shares of common stock previously accrued	$-	$93,666
Right to use assets and liabilities - operating, upon adoption of ASU 2016-02	$-	$388,581
Increase in right of use assets & liabilities	$214,930	$-
Investment in food related company	$15,000	$15,500
Capital lease for purchase of fixed assets	$152,548	$-

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Stockholders' Equity

For the Three Months Ended March 31, 2019 and 2020

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated
	Amount	Value	Capital	Amount	Value	Deficit	Total

Balance - December 31, 2018	36,296,218	$3,627	$36,132,065	2,373,171	$(1,016,370)	$(24,957,536)	$10,161,786
Issuance of shares to employees, previously accrued	131,136	13	93,653	-	-	-	93,666
Fair value of vested stock and stock options	-	-	100,144	-	-	-	100,144
Net income for the three months ended March 31, 2019	-	-	-	-	-	163,360	163,360
Balance - March 31, 2019 (unaudited)	36,427,354	$3,640	$36,325,862	2,373,171	$(1,016,370)	$(24,794,176)	$10,518,956

Balance - December 31, 2019	37,210,859	$3,718	$36,889,818	2,623,171	$(1,141,370)	$(24,734,769)	$11,017,397
Fair value of vested stock and stock options	24,258	2	46,618	-	-	-	46,620
Issuance of shares to employees, previously accrued	498	-	-	-	-	-	-
Fair value of shares issued to employees and service providers	43,705	4	19,417	-	-	-	19,421
Net loss for the three months ended March 31, 2020	-	-	-	-	-	(3,254,198)	(3,254,198)
Balance - March 31, 2020 (unaudited)	37,279,320	$3,724	$36,955,853	2,623,171	$(1,141,370)	$(27,988,967)	$7,829,240

See notes to these unaudited condensed consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Innovative Food Holdings, Inc., and its wholly owned subsidiaries, some of which are non-operating, Artisan Specialty Foods, Inc. (“Artisan”), Food Innovations, Inc. (“FII”), Food New Media Group, Inc. (“FNM”), Organic Food Brokers, LLC (“OFB”), Gourmet Food Service Group, Inc. (“GFG”), Gourmet Foodservice Warehouse, Inc. (“GFW”), Gourmeting, Inc. (“Gourmeting”), The Haley Group, Inc. (“Haley”), Oasis Sales Corp. (“Oasis”),  4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.), (“Gourmet”), Innovative Food Properties, LLC (“IFP”), Innovative Gourmet, LLC (“Innovative Gourmet” or “igourmet”), Food Funding, LLC (“Food Funding”), Logistics Innovations, LLC (L Innovations”), M Innovations, LLC (“M Innovations”), P Innovations, LLC (“P Innovations”), and collectively with IVFH and its other subsidiaries, the “Company” or “IVFH”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All material intercompany transactions have been eliminated upon consolidation of these entities.

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes as contained in Form 10-K for the year ended December 31, 2019.  In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations to be expected for the full year.

2. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Our business is currently conducted by our wholly-owned subsidiaries, Artisan, FII, FNM, OFB, GFG, GFW, Gourmeting, Haley, Oasis, Gourmet, IFP, igourmet, Food Funding, L Innovations, M Innovations, (sometimes referred to herein as “Mouth” or ” Mouth.com”), and P Innovations (collectively, IVFH and its subsidiaries, the “Company” or “IVFH”).

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

igourmet has been in the business of providing DTC specialty food via e-commerce through its own website at www.igourmet.com and through other channels such as www.amazon.com, www.ebay.com, and www.walmart.com. In addition, igourmet.com offers a line of B2B specialty foodservice items. Products are primarily shipped directly from igourmet’s 67,000 square feet warehouse in Pennsylvania via igourmet.com owned trucks and via third party carrier directly to thousands of customers nationwide.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Innovative Food Holdings, Inc., and its wholly owned operating subsidiaries, Artisan, FII, FNM, OFB, GFG, GFW, Gourmeting, Haley, Oasis, Innovative Gourmet, IFP, Food Funding, M Innovations, P Innovations, L Innovations, and Gourmet.  All material intercompany transactions have been eliminated upon consolidation of these entities.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At March 31, 2020 and December 31, 2019, trade receivables from the Company’s largest customer amounted to 32% and 35%, respectively, of total trade receivables. During the three months ended March 31, 2020 and 2019, sales from the Company’s largest customer amounted to 55% and 59% of total sales, respectively.

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

The following table represents the changes in deferred revenue as reported on the Company’s consolidated balance sheets:

Balance as of December 31, 2018	$559,315
Cash payments received	93,580
Net sales recognized	(375,500)
Balance as of March 31, 2019	$277,395

Balance as of December 31, 2019	$499,776
Cash payments received	200,300
Net sales recognized	(341,620)
Balance as of March 31, 2020	$358,456

Disaggregation of Revenue

The following table represents a disaggregation of revenue by from sales for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Specialty foodservice	$9,912,792	$10,205,969
E-Commerce	2,878,026	2,187,303
National Brand Management	250,665	465,943
Logistics	264,437	-
Total	$13,305,920	$12,859,215

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

Dilutive shares at March 31, 2020:

 Stock Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company at March 31, 2020:

		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Price	of Options	Life (years)
$0.62	360,000	3.75
$0.85	540,000	3.75
$1.10	75,000	1.12
$1.20	950,000	3.68
$1.50	125,000	1.75
	2,050,000	3.50

Restricted Stock Awards

At March 31, 2020 there are 300,000 unvested restricted stock awards remaining from grants in a prior year. Those 300,000 restricted stock awards will vest as follows: 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days.

Stock-based compensation

During the three months ended March 31, 2020, the Company incurred obligations to issue the following shares of common stock pursuant to compensation agreements: an aggregate total of 24,258 shares of common stock to board members.

Dilutive shares at March 31, 2019:

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

Significant Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU No. 2017-04”), which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU became effective January 1, 2020. The adoption of ASU No. 2017-04 did not have a material impact on our results of operations, cash flows, or financial condition.

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

The above estimated fair value of the intangible assets is based on management’s estimates. Going forward, adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period will be made in our operating results in the period in which the adjustments are determined. During the three months ended March 31, 2020, the Company performed a goodwill impairment test based upon future growth projections which include estimates of COVID-19’s impact on our business.  As a result of impairment test, the Company recorded an impairment of the intangible assets related to the Mouth Foods acquisition in the amount of $104,018 (see note 9).

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

The above estimated fair value of the intangible assets is based on a third party valuation expert and also includes additional analysis by management based on a subsequent analysis of the transaction and adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill.  Going forward, adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period will be made in our operating results in the period in which the adjustments are determined. During the three months ended March 31, 2020, as a result of the negative effect of COVID-19 on the Company’s foodservice customers, the Company performed a goodwill impairment test based upon future growth projections which include estimates of COVID-19’s impact on our business.  As a result of impairment test, the Company recorded an impairment of the intangible assets related to the igourmet acquisition in the amount of $1,126,417 (see note 9).

4. ACCOUNTS RECEIVABLE

At March 31, 2020 and December 31, 2019, accounts receivable consists of:

	March 31, 2020	December 31, 2019
Accounts receivable from customers	$2,177,315	$3,405,114
Allowance for doubtful accounts	(317,277)	(95,284)
Accounts receivable, net	$1,860,038	$3,309,830

5. INVENTORY

Inventory consists primarily of specialty food products.  At March 31, 2020 and December 31, 2019, inventory consisted of the following:

	March 31, 2020	December 31, 2019
Finished Goods Inventory	$2,941,435	$2,350,622

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

The following table summarizes property and equipment at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Land	$1,256,895	$1,265,895
Building	4,959,993	4,959,993
Computer and Office Equipment	578,362	549,703
Warehouse Equipment	345,973	345,973
Furniture and Fixtures	1,151,568	894,628
Vehicles	117,785	117,785
Total before accumulated depreciation	8,410,576	8,124,977
Less: accumulated depreciation	(1,580,151)	(1,479,588)
Total	$6,830,425	$6,645,389

Depreciation and amortization expense for property and equipment amounted to $114,533 and $76,075 for the three months ended March 31, 2020 and 2019, respectively.

7. RIGHT OF USE ASSETS AND LEASE LIABILITIES – OPERATING LEASES

The Company has operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 3 years, some of which include options to extend.

The Company’s lease expense for the three months ended March 31, 2020 and 2019 was entirely comprised of operating leases and amounted to $53,628 and $46,871, respectively. The Company’s ROU asset amortization for the three months ended March 31, 2019 was $49,949 and $42,619, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

Right to use assets – operating leases are summarized below:

	March 31, 2020	December 31, 2019
Office	$212,138	$-
Warehouse	23,686	46,977
Warehouse equipment	18,546	20,446
Office equipment	20,558	28,039
Vehicles	83,786	98,271
Right to use assets, net	$358,714	$193,733

Operating lease liabilities are summarized below:

	March 31, 2020	December 31, 2019
Office	$212,138	$-
Warehouse	23,686	46,977
Warehouse equipment	18,546	20,446
Office equipment	20,558	28,039
Vehicles	83,786	98,271
Lease liability	$358,714	$193,733
Less: current portion	(134,459)	(133,296)
Lease liability, non-current	$224,255	$60,437

Maturity analysis under these lease agreements are as follows:

For the period ended March 31, 2021	$152,306
For the period ended March 31, 2022	92,814
For the period ended March 31, 2023	56,248
For the period ended March 31, 2024	52,583
For the period ended March 31, 2025	49,523
Total	$403,474
Less: Present value discount	(44,760)
Lease liability	$358,714

8. INVESTMENTS

The Company has made investments in certain early stage food related companies which it expects can benefit from synergies with the Company’s various operating businesses. At March 31, 2020 and December 31, 2019, the Company has investments in eight food related companies in the aggregate amount of $450,225 and $435,225, respectively.  The Company does not have significant influence over the operations of these companies.

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

During the three months ended March 31, 2020 and 2019, the Company converted accounts receivable in the amount of $15,000 and $15,500, respectively, into an equity investment in a food related company.

9. INTANGIBLE ASSETS

The trade names are not considered finite-lived assets, and are not being amortized.  The non-compete agreement is being amortized over a period of 48 months.  The customer relationships acquired in these transactions are being amortized over periods of 24 to 36 months.  The internally developed technology is being amortized over 60 months.

As detailed in ASC 350, the Company tests for goodwill impairment in the fourth quarter of each year and whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.  As detailed in ASC 350-20-35-3A, in performing its testing for goodwill impairment, management has completed a qualitative analysis to determine whether it was more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount, including goodwill. To complete this review, management followed the steps in ASC 350-20-35-3C to evaluate the fair value of goodwill and considered all known events and circumstances that might trigger an impairment of goodwill.

COVID-19 has had a material negative impact on some of the Company’s foodservice customers. In an effort to limit the spread of the virus, federal, state and local governments have implemented measures that have resulted in the closure of non-essential businesses in many of the markets the Company serves, which has forced its customers in those markets to either transition their establishments to take-out service, delivery service or temporarily cease operations. These actions have led to a significant decrease in demand for certain of the Company’s foodservice products. The adverse impact to the Company’s foodservice customer base was a triggering event and accordingly, as required by ASC 350, the Company performed interim goodwill and long-lived asset quantitative impairment tests as of March 31, 2020. While the triggering event was a result of the negative impact related to foodservice customers, the applicable accounting rules then required an impairment test targeted specifically to any available carrying value of goodwill or intangible assets. As of March 31, 2020 the Company performed the impairment tests on certain intangible assets and goodwill pursuant to the acquisitions through Artisan, Oasis, Innovative Gourmet (see note 3) and M Innovations (see note 3).

Goodwill Impairment Test

The Company estimated the fair value of the Company’s  reporting unit using an income approach that incorporates the use of a discounted cash flow model that involves many management assumptions that are based upon future growth projections which include estimates of COVID-19’s impact on our business. Assumptions include estimates of future revenues, growth rates which take into account estimated inflation rates, estimates of future levels of gross profit and operating profit, projected capital expenditures and discount rates based upon industry and competitor analyses. As a result of impairment test, it was calculated that the net carrying value of goodwill  exceeded the fair value  by  $650,243, and the Company was required by ASC 350 to record an impairment charge to operations during the three months ended March 31, 2020. At March 31, 2020, the net carrying value of goodwill on  the Company’s balance sheet is $0.

Long-lived Impairment Test

Long-lived assets, including other intangible assets, were tested for recoverability at the asset group level. The Company estimated the net undiscounted cash flows expected to be generated from the asset group over the expected useful life of the asset group’s primary asset. Key assumptions include future revenues, growth rates, estimates of future levels of gross profit and operating profit and projected capital expenditures necessary to maintain the operating capacity of each asset group. As a result of the impairment test, it was calculated  that the net carrying values of other intangible assets exceeded the undiscounted cash flows for each of the Company’s asset groups by a total of $1,048,692, and the Company was required by the applicable accounting rules to record an impairment charge to operations during the three months ended March 31, 2020. At March 31, 2020, the net carrying value of other intangible assets on the Company’s balance sheet is $1,532,822.

The Company acquired certain intangible assets pursuant to the acquisitions through Artisan, Oasis (see note 3), Innovative Gourmet (see note 3), OFB, Haley, and M Innovations (see note 3). The following is the net book value of these assets:

	March 31, 2020
		Accumulated
	Gross	Amortization	Net
Non-Compete Agreement - amortizable	$505,900	$(505,900)	$-
Customer Relationships - amortizable	3,068,034	(3,068,034)	-
Trade Name	1,532,822	-	1,532,822
Internally Developed Technology - amortizable	875,643	(875,643)	-
Goodwill	650,243	(650,243)	-
Website - amortizable	84,000	-	84,000
Total	$6,716,642	$(5,099,820)	$1,616,822

	December 31, 2019
		Accumulated
	Gross	Amortization	Net
Non-Compete Agreement - amortizable	$505,900	$(433,545)	$72,355
Customer Relationships - amortizable	3,068,034	(2,427,612)	640,422
Trade Name	1,532,822	-	1,532,822
Internally Developed Technology - amortizable	875,643	(329,679)	545,964
Goodwill	650,243	-	650,243
Website - amortizable	84,000	-	84,000
Total	$6,716,642	$(3,190,836)	$3,525,806

Total amortization expense for the three months ended March 31, 2020 and 2019 was $210,032 and $229,130, respectively. Total impairment charge for the three months ended March 31, 2020 and 2019 was $1,698,952 and $0, respectively.

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
Trade payables and accrued liabilities	$3,760,008	$3,935,384
Accrued payroll and commissions	68,990	74,572
Total	$3,828,998	$4,009,956

11. ACCRUED INTEREST

At March 31, 2020, accrued interest on notes outstanding was $20,552. During the three months ended March 31, 2020, the Company paid cash for interest in the aggregate amount of $59,373.

At December 31, 2019, accrued interest on a note outstanding was $16,973. During the twelve months ended December 31, 2019, the Company paid cash for interest in the aggregate amount of $112,971.

12. REVOLVING CREDIT FACILITIES

	March 31, 2020	December 31, 2019

Line of credit facility with Fifth Third Bank in the original amount of $1,000,000 with an interest rate of LIBOR plus 3.25% (the “Fifth Third Bank Line of Credit”). In August 2015, the amount of the credit facility was increased to $1,500,000 and the due date was extended to August 1, 2016. In August 2016, this credit facility was extended to August 1, 2017. On August 1, 2017 this credit facility was increased to $2,000,000 and the due date was extended to August 1, 2018. In August 2018, this credit facility was extended to August 1, 2019.  Effective August 1, 2019, this credit facility was extended to August 1, 2021. On March 20, 2020, the Company drew down the amount of $2,000,000. During the three months ended March 31, 2020, the Company paid interest expense in the amount of $3,486 on the Fifth Third Bank Line of Credit.

	$2,000,000	$-

Total	$2,000,000	$-

13. NOTES PAYABLE

	March 31, 2020	December 31, 2019

Secured mortgage note payable for the acquisition of land and building in Bonita Springs, Florida in the amount of $546,000. Principal payments of $4,550 plus interest at the rate of Libor plus 3% are due monthly. The balance of the principal amount was originally due February 28, 2018. On March 23, 2018 and effective February 26, 2018, this note was amended and renewed in the amount of $273,000, with monthly payments of principal and interest of $4,550 payable through the maturity date of February 28, 2023. During the three months ended March 31, 2020, the Company made payments of principal and interest on this note in the amounts of $13,650 and $2,050, respectively.

	$163,800	$177,450

Secured mortgage note payable for the acquisition of land and building in Broadview, Illinois in the amount of $980,000. Principal payments of $8,167 plus interest at the rate of LIBOR plus 2.75% are due monthly through April 2020, the remaining principal balance in the amount of $490,000 was originally due May 29, 2020. Effective May 29, 2020, the note was amended and renewed such that principal payments of $8,303 plus accrued interest will be due beginning June 29, 2020 and continuing for sixty months; the entire principal balance and all accrued interest will be due on May 29, 2025. During the three months ended March 31, 2020, the Company made payments of principal and interest on this note in the amounts of $24,500 and $6,454, respectively.

	506,333	530,833

Promissory note dated March 22, 2019 in the original amount of $391,558 (the “Artisan Equipment Loan”) payable to Fifth Third Bank. This loan is secured by the Company’s tangible and intangible personal property and bears interest at the rate of 5.20%.  The entire principal balance and all accrued interest is due on the maturity date of March 21, 2024.  Monthly payments in the amount of $7,425 including principal and interest commenced in April, 2019. During the year ended December 31, 2019, equipment financed under the Artisan Equipment Loan in the amount of $33,075 was returned for credit. During the three months ended March 31, 2020, the Company made payments of principal and interest on this note in the amounts of $16,429 and $3,965, respectively.

	293,400	309,829

A note payable in the amount of $20,000. The Note was due in January 2006 and the Company is currently accruing interest on this note at 1.9%. During the three months ended March 31, 2020, the Company accrued interest in the amount of $93 on this note.	20,000	20,000

	March 31, 2020	December 31, 2019

Vehicle acquisition loan dated December 6, 2018 in the original amount of $51,088, payable in sixty monthly installments of $955 including interest at the rate of 4.61%. During the three months ended March 31, 2020, the Company made principal and interest payments in the amount of $3,196 and $571, respectively, on this loan.	$38,592	$41,788

Secured mortgage facility in the amount of $5,500,000 with Fifth Third Bank for the acquisition of land and building in Wright, Pennsylvania dated November 8, 2019. During the year ended December 31, 2019, the Company drew down $3,600,000 of this facility. During the three months ended March 31, 2020, the Company drew down an additional $150,786 of this facility. The interest rate is LIBOR plus 2.75% with interest only due through September 30, 2020, thereafter with principal amortized at a 20 years amortization rate and the balance due on the maturity date of September 2, 2025. The Company prepaid loan fees in connection with this loan in the amount of $71,097 which are considered a discount to the loan and are being amortized over the term of the note; $3,123 of this discount was amortized to interest expense during the three months ended March 31, 2020. During the three months ended March 31, 2020 the Company made principal and interest payments in the amount of $0 and $27,455, respectively, on this loan.

	3,750,786	3,600,000

Total	$4,772,911	$4,679,900
Discount	(67,974)	(71,097)
Net of discount	$4,704,937	$4,608,803

Current portion	$751,505	$727,766
Long-term maturities	4,021,406	3,952,134
Total	$4,772,911	$4,679,900

Aggregate maturities of long-term notes payable as of March 31, 2020 are as follows:

For the period ended March 31,

2021	$751,505
2022	323,829
2023	328,169
2024	274,297
2025	188,250
Thereafter	2,906,861
Total	$4,772,911

14. LEASE LIABILITIES - FINANCING LEASES

	March 31, 2020	December 31, 2019

Financing lease obligation under a lease agreement for a truck payable in eighty-four monthly installments of $2,188 including interest at the rate of 5.44%. During the three months ended March 31, 2020, the Company made principal and interest payments on this lease obligation in the amounts of $1,496 and $692, respectively.	$151,052	$-

Financing lease obligation under a lease agreement for a forklift payable in thirty-six monthly installments of $579 including interest at the rate of 4.83%. During the three months ended March 31, 2020, the Company made principal and interest payments on this lease obligation in the amounts of $4,769 and $2,208, respectively.	102,828	107,597

Financing lease obligations under a lease agreement for a truck in the original amount of $128,587 payable in seventy monthly installments of $2,326 including interest at the rate of 8.33%. During the three months ended March 31, 2020, the Company made principal and interest payments on this lease obligation in the amounts of $2,489 and $953, respectively.	74,651	77,140

Total	$328,531	$184,737

Current portion	$47,261	$29,832
Long-term maturities	281,270	154,905
Total	$328,531	$184,737

Aggregate maturities of lease liabilities – financing leases as of March 31, 2020 are as follows:

For the period ended March 31,

2021	$48,863
2022	52,161
2023	55,693
2024	58,939
2025	46,915
Thereafter	65,960
Total	$328,531

15. RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2020:

Vesting of shares to officers

During the three months ended March 31, 2020 in connection with stock based compensation based upon the terms of employment agreements with its employees and compensation agreements with the Company’s independent board members, the Company charged to operations the aggregate total amount of $12,500 for the vesting of a total of 24,258 shares of common stock issuable to two of its independent board members. The Company also recognized non-cash compensation in the amount of $34,120 during the three months ended March 31, 2020 in connection with stock options issuable to management and board members.

The chief executive officer provided a limited waiver through June 29, 2020 of certain rights and benefits contained in his employment agreement following a Change in Control (as defined in the employment agreement).

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

16. COMMITMENTS AND CONTINGENT LIABILITIES

Contingent Liability

Pursuant to the igourmet Asset Purchase Agreement, the Company recorded contingent liabilities in the original amount of $787,800. This amount relates to certain performance based payments over the twenty-four months following the acquisition date as well as to certain additional liabilities that the Company has evaluated and has recorded on a contingent basis. During the years ended December 31, 2018 and 2019, the Company reduced this amount by $392,900 and $132,300, respectively, as the performance goals for the first two years were not met. During the year ended December 31, 2019, the Company paid the amount of $39,000 in connection with the additional liabilities; during the three months ended March 31, 2020, the Company paid the amount of $12,000 in connection with the additional liabilities. At March 31, 2020, the amount of $67,000 remains on the Company’s balance sheet as a current contingent liability, and $144,600 as a long term contingent liability.

Pursuant to the Mouth Foods LLC Asset Acquisition, the Company recorded contingent liabilities in the amount of $240,576.   These amounts relate to the estimate of certain performance based payments following the acquisition date as well as to certain additional liabilities that the Company has evaluated and has recorded on a contingent basis. During the year ended December 31, 2019, the Company paid the amount of $120,576 in connection with these liabilities. At March 31, 2020, $120,000 is classified as a current contingent liability.

License Agreements

In May 2019, the Company entered into a royalty-based license agreement, through December 31, 2022 with a lifestyle brand, which provides the exclusive right, with certain carve-outs and limitations, to sell and promote  branded gift baskets for certain channels including: retail, warehouse club stores, certain of the Company’s current e-commerce channels, and other e-commerce channels such as amazon.com (the “May 2019 License Agreement”). Pursuant to the May 2019 License Agreement, the Company paid an initial royalty deposit in the amount of $50,000 towards the minimum royalty; during the three months ended March 31, 2020, the Company paid an additional $10,000 towards the minimum royalty. Future royalty amounts owed for minimum payments in connection with the May 2019 License Agreement will be deducted from this deposit. The royalty rate is 5% of net sales, and the Company is required, with certain exceptions and exclusions, to make minimum royalty payments of $100,000 through the end of 2020, $110,000 in 2021, and $125,000 in 2022, respectively.

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

17. EQUITY

Common Stock

At March 31, 2020 and December 31, 2019, a total of 2,837,580 shares are deemed issued but not outstanding by the Company. These include 2,623,171 shares of treasury stock.

Three months ended March 31, 2020:

The Company issued 38,943 shares of common stock with a fair value of $17,135 to an employee as a bonus.

The Company issued 4,762 shares of common stock with a fair value of $2,286 to a service provider.

The Company accrued the amount of $12,500 in connection with the vesting of 24,258 shares of common stock issuable to board members in connection with their compensation agreements.

The Company accrued the amount of $34,120 in connection with the vesting of stock options to management and board members.

Three months ended March 31, 2019:

The Company issued a total of 131,136 shares of common stock to seven employees for previously accrued bonuses in the amount of $93,666.

The Company accrued the amount of $61,594 in connection with the vesting of 110,980 shares of common stock issuable to board members and employees in connection with their employment agreements.

Options

The following table summarizes the options outstanding at March 31, 2020 and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.62	360,000	3.75	$0.62	150,000	$0.62
$0.85	540,000	3.75	$0.85	225,000	$0.85
$1.10	75,000	1.12	$1.10	75,000	$1.10
$1.20	950,000	3.68	$1.20	375,000	$1.20
$1.50	125,000	1.75	$1.50	125,000	$1.50
	2,050,000	3.50	$1.02	950,000	$1.06

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2019	2,525,000	$1.23

Granted	-	$-
Exercised	-	$-
Cancelled / Expired	(475,000)	$1.76

Options outstanding at March 31, 2020	2,050,000	$1.02
Options exercisable at March 31, 2020	950,000	$1.06

Aggregate intrinsic value of options outstanding and exercisable at March 31, 2020 and 2019 was $0.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.34 and $0.45 as of March 31, 2020 and 2019, respectively, and the exercise price multiplied by the number of options outstanding.

During the three months ended March 31, 2020 and 2019, the Company charged $34,120 and $38,550, respectively, to operations to recognized stock-based compensation expense for employee stock options.

Accounting for warrants and stock options

The Company did not value any warrants or stock options during the three months ended March 31, 2020. The Company valued warrants and stock options during the three months ended March 31, 2019 using the Black-Scholes valuation model utilizing the following variables:

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

The impact of COVID-19 on the Company is discussed above in “Business – Growth Strategy,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2020 Plans” and elsewhere in this Report and in the “Risk Factor” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

●

 Disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police and military activities overseas and other disruptive worldwide political and economic events, health pandemics and environmental weather conditions.

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

Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $317,277 for doubtful accounts receivable at March 31, 2020, and $95,284 at December 31, 2019. The increase in the allowance was mainly due to the increased likelihood of certain uncollectible amounts associated with national brand management customers. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

Effective January 24, 2018, pursuant to an asset purchase agreement (the “igourmet Asset Purchase Agreement”), our wholly-owned subsidiary, Innovative Gourmet, acquired substantially all of the assets and certain liabilities of igourmet LLC and igourmet NY LLC, privately-held New York limited liability companies located in West Pittston, Pennsylvania  and engaged in the sale, marketing, and distribution of specialty food and specialty food items through www.igourmet.com, online marketplaces, additional  direct-to-consumer platforms, distribution to foodservice, retail stores and other wholesale accounts, pursuant to the terms of an Asset Purchase Agreement. The consideration for and in connection with the acquisition consisted of:  (i) $1,500,000, which satisfied or reduced secured, priority and administrative debt of Sellers; (ii) in connection with and prior to the acquisition, our wholly-owned subsidiary, Food Funding, funded advances of $325,500 to Sellers on a secured basis, pursuant to certain loan documents and as bridge loans, which loans  were reduced by the proceeds of the Asset Purchase Agreement; (iii) the purchase for $200,000 of certain debt owed by Sellers, to be paid out of, if  available, Innovative Gourmet’s cash flow; (iv) potential contingent liability allocation for a percentage of Sellers’ approximately $2,300,000 of certain debt, not purchased or assumed by Innovative Gourmet, which  under certain circumstances, Innovative Gourmet may determine to pay; and (v) additional purchase price consideration of (a) up to a maximum of $1,500,000, if EBITDA of Innovative Gourmet reaches $800,00 in 2018, (b) up to a maximum of $1,750,000, if EBITDA of Innovative Gourmet in 2019 exceeds its EBITDA in 2018 by at least 20% and if its EBITDA reaches $5,000,000; and (c) up to a maximum of $2,125,000, if EBITDA of Innovative Gourmet in 2020 exceeds its EBITDA in 2019 by at least 20% and if its EBITDA reaches $8,000,000. The EBITDA based earnout shall be paid 37.5% in cash, 25% in IVFH shares valued at the time of the closing of this transaction and 37.5%, at Innovative Gourmet’s option, in IVFH shares valued at the time of the payment of the earnout or in cash. The 2018 and 2019 earnout milestones were not met. In connection with the acquisition, our wholly-owned subsidiary, Food Funding, purchased Seller’s senior secured note at a price of approximately $1,187,000, pursuant to the terms of a Loan Sale Agreement with UPS Capital Business Credit.  That note was reduced by the proceeds of the Asset Purchase Agreement.  See Item (i) above.

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

Transactions With a Major Customer

Transactions with a major customer and related economic dependence information is set forth immediately below and above in Note 2 to the Condensed Consolidated Financial Statements and also in our Annual Report on Form 10-K for the year ended December 31, 2019 (1) following our discussion of Liquidity and Capital Resources, (2) Concentrations of Credit Risk in Note 17 to the Consolidated Financial Statements, and (3) as the fourth item under Risk Factors.

Relationship with U.S. Foods

We have historically sold the majority of our products through a distributor relationship between FII and Next Day Gourmet, L.P., a subsidiary of U.S. Foods, a leading broadline distributor. These sales amounted to $7,383,578 (55% of total sales) and $7,541,296 (59% of total sales) for the three months ended March 31, 2020 and 2019 respectively  On January 26, 2015 we executed a contract between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods, Inc.  The term of the Agreement is from January 1, 2015 through December 31, 2016 and provides for a limited number of automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew.  Based on the terms, the Agreement was extended through 2018. Effective January 1, 2018 the Agreement was further amended to remove the cap on renewals, and provide for an unlimited number of additional 12-month terms unless either party notifies the other in writing, 30 days prior to the end date, of its intent not to renew.

RESULTS OF OPERATIONS

This discussion may contain forward looking-statements that involve risks and uncertainties. Our future results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

During the three months ended March 31, 2020, the world has been in the grip of a coronavirus pandemic which has wreaked havoc on economies world-wide, including in the U.S., which is our primary market. As a result of the pandemic, restaurants, hotels, country clubs, casinos, catering houses and other of our primary customers have either been closed completely or are only partially open with significantly reduced operations. Accordingly, foodservice revenues, which historically have been a significant overall portion of our revenues, have been significantly reduced as most foodservice establishments across the United States closed or had limited operations. As a result, 2020 foodservice revenues, starting in the second half of March 2020 experienced unprecedented declines.

Conversely, we have experienced significant growth in our on-line e-commerce revenues as overall e-commerce grew as demand for food products continued across the United States. Accordingly, we have focused our resources on meeting the growth of e-commerce revenues.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenue

Revenue increased by $446,705 or approximately 3.5% to $13,305,920 for the three months ended March 31, 2020 from $12,859,215 in the prior year. The increase in revenues was attributable to an increase in revenues associated with ecommerce and logistics offset partially by a decrease in revenues associated with national brand management and foodservice.

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

Cost of goods sold

Our cost of goods sold for the three months ended March 31, 2020 was $10,192,864, an increase of $1,311,484 or approximately 14.8% compared to cost of goods sold of $8,881,380 for the three months ended March 31, 2019. Cost of goods sold is made up of the following expenses for the three months ended March 31, 2020: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $6,659,296; and shipping, delivery, handling, and purchase allowance expenses in the amount of $3,533,568. Total gross margin was approximately 23.4% of sales in 2020 compared to approximately 29.5% of sales in 2019.  The increase in cost of goods sold and the decrease in gross margins from 2019 is primarily attributable to variation in product and revenue mix across our various selling channels including a decrease in higher gross margin revenues associated with National Brand Management and variations in both revenue mix and gross margins associated with foodservice revenues including revenue and margin variations driven by the COVID-19 pandemic.

In 2020, we continued to price our products in order to increase sales, gain market share and increase the number of our end users and ecommerce customers. We were successful in both increasing sales and increasing market share and increasing the number of our ecommerce customers.  We currently expect, if market conditions, overall economic conditions, and our product revenue mix remain constant, that our cost of goods sold may increase and may result in a decrease in profit margin.

Impairment of goodwill and intangible assets

As of March 31, 2020, the Company performed impairment tests of our goodwill and intangible assets that incorporated the use of a discounted cash flow model that involves many management assumptions that are based upon future growth projections which include estimates of COVID-19’s impact on our business. Assumptions include estimates of future revenues, growth rates which take into account estimated inflation rates, estimates of future levels of gross profit and operating profit, projected capital expenditures and discount rates based upon industry and competitor analyses. As a result of impairment tests, the Company was required by applicable accounting rules to record an impairment of goodwill and intangible assets in the aggregate amount of $1,698,952. At March 31, 2020, the net carrying value of goodwill and other intangible assets on  the Company’s balance sheet is $1,616,822.  There was no such comparable charge during the prior period.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $823,764 or approximately 21.7% to $4,612,761 during the three months ended March 31, 2020 compared to $3,788,997 for the three months ended March 31, 2019. The increase in selling, general, and administrative expenses was primarily due to an increase in uncollectible debt allowance of $221,189, increases in advertising in the amount of $131,767, increases in payroll and related costs of approximately $163,319,  increases in professional and legal fees in the amount of $113,447, increases in computer and information technology costs of $85,973, increases in office and facility costs of $30,755, increased insurance costs of $52,266, increased banking costs and processing fees of $39,124, and increases in depreciation and amortization expense of $19,360. These increases were partially offset by a decrease in travel and entertainment costs of $39,047. The increases were driven mainly by additional costs including increases in costs associated with COVID-19, increased costs associated with additional personnel, accrued bonuses, overall employee costs and insurance costs, increased legal, accounting, facility and IT costs including costs associated with the planned launch of new websites, and increased advertising associated with increased spending in digital marketing.

Interest expense, net

Interest expense, net of interest income, increased by $40,942 or approximately 160.7% to $66,420 during the three months ended March 31, 2020, compared to $25,478 during the three months ended March 31, 2019.  Interest accrued or paid on the Company’s commercial loans and notes payable increased by $37,999 to $64,995 during the current period, compared to $26,996 during the prior period, primarily due to interest on the Company’s mortgage on the logistics and warehouse facility in Mountaintop, Pennsylvania, which was $41,487 during the three months ended March 31, 2020 compared to $0 during the prior period. Interest expense also increased by the amortization of the discount on notes payable, which was $3,123 during the current period, compared to $0 during the comparable period of 2019. Interest income increased by $180 to $1,698 during the current period compared to $1,518 during the prior period.

Net (loss) income

For the reasons above, the Company had a net loss for the three months ended March 31, 2020 of $(3,254,198) which is a loss of approximately $3,417,558 or 2,092% compared to net income of $163,360 during the three months ended March 31, 2019. The loss for the three months ended March 31, 2020 includes a total of $2,316,016 in non-cash charges, including impairment of intangible assets in the amount of $1,698,952, uncollectible debt allowance of $223,335, amortization of intangible assets in the amount of $210,032, depreciation expense of $114,533, charges for non-cash compensation in the amount of $66,041, and amortization of the discount on notes payable of $3,123. The income for the three months ended March 31, 2019 includes a total of $405,349 in non-cash charges, including amortization of intangible assets in the amount of $229,130, depreciation expense of $76,075, and non-cash compensation of $100,144.

Liquidity and Capital Resources at March 31, 2020

As of March 31, 2020, the Company had current assets of $10,191,633, consisting of cash and cash equivalents of $5,071,543; trade accounts receivable of $1,860,038; inventory of $2,941,435; and other current assets of $318,617.  Also at March 31, 2020, the Company had current liabilities of $7,328,231, consisting of trade payables and accrued liabilities of $3,828,998; accrued interest of $20,552; deferred revenue of $358,456; line of credit of $2,000,000; lease liabilities – operating leases, current portion of $134,459; lease liabilities – financing leases, current portion of $47,261; and current portion of notes payable of $751,505.

During the three months ended March 31, 2020, the Company had cash used in operating activities of $693,165.  Cash used in operations consisted of the Company’s consolidated net loss of $3,254,198 plus non-cash compensation in the amount of $66,041; depreciation and amortization of $324,565; impairment of goodwill and intangible assets of $1,698,952; amortization of right-of-use asset of $49,949, amortization of prepaid loan fees of $3,123 and provision for doubtful accounts of $223,335. The Company’s cash position also increased due to a change in the components of current assets and liabilities in the amount of $195,068.

The Company had cash used in investing activities of $285,599 for the three months ended March 31, 2020, which consisted of cash paid for the acquisition of property and equipment.

The Company had cash flow from financing activities of $2,084,257 for the three months ended March 31, 2020, which consisted of advances on a line of credit in the amount of $2,000,000 and proceeds from notes payable in the amount of $150,786, partially offset by principal payments made on notes payable of $57,775 and principal payments on financing leases of $8,754.

The Company had net working capital of $2,863,402 as of March 31, 2020. The Company used cash in operations during the three months ended March 31, 2020 in the amount of $693,165. This compares to cash used in operations of $1,315,513 during the three months ended March 31, 2019.  The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines.  As of March 31, 2020, we do not have any material long-term obligations other than those described in Notes 12, 13, and 14 to the financial statements included in this report. As we seek to increase our sales of new items and enter new markets, acquire new businesses as well as identify new and other consumer and food service oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

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

2020 Plans

During 2020, in addition to our efforts to increase sales in our existing foodservice operations we plan to attempt to expand our business by expanding our focus to additional specialty foods markets in both the consumer and foodservice sector, exploring potential acquisition and partnership opportunities and continuing to extend our focus in the specialty food market through the growth of the Company’s existing sales channels and through a variety of additional sales channel relationships which are currently being explored. In addition, we are currently exploring the introduction of a variety of new product categories and new product lines, including private label products and proprietary branded products to leverage our existing foodservice and consumer customer base.

Furthermore, the Company intends to expand its activities in the direct to consumer space and the overall consumer packaged goods (CPG) space through building the market share of igourmet LLC and Mouth Foods, Inc. and through leveraging its overall capabilities in the consumer space.

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

RISK FACTORS

The Company’s business and success is subject to numerous risk factors as detailed in its Annual Report on Form 10-K for the year ended December 31, 2019 which is available at no cost at www.sec.gov.

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

(a) Evaluation of disclosure controls and procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act.) as of the end of the period covered by this Quarterly Report, have identified a control deficiency regarding the integration of two acquisitions in 2018 and as a result management has concluded our internal control over financial reporting was ineffective at March 31, 2020 at the reasonable assurance level. Management of the Company believes that this deficiency is primarily due to the smaller size of the company’s accounting staff in relation to certain continued system integrations related to the 2018 acquisitions of certain assets of igourmet LLC and Mouth Foods, Inc. To address this matter, we have expanded our accounting staff and we expect to retain additional qualified personnel to continue to remediate this control deficiency in the future. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 10, 2020, the Company issued 2,381 shares of common stock with a fair value of $0.47 to a service provider; the fair value of $1,119 was charged to operations during the three months ended March 31, 2020.

On January 29, 2020, the Company issued 38,943 shares of common stock with a fair value of $0.54 to an employee; the fair value of $17,135 was charged to operations during the three months ended March 31, 2020.

On February 3, 2020, the Company issued 2,381 shares of common stock with a fair value of $0.49 to a service provider; the fair value of $1,167 was charged to operations during the three months ended March 31, 2020.

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

SIGNATURE	TITLE	DATE

/s/ Sam Klepfish	Chief Executive Officer	July 6, 2020
Sam Klepfish

/s/ John McDonald	Principal Accounting Officer	July 6, 2020
John McDonald