Form 10-Q
period 2020-06-30
INNOVATIVE FOOD HOLDINGS INC
filed 2020-08-18
CIK 312257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

 ☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 37,556,746 shares of common stock issued and 34,719,166 shares of common stock outstanding as of August 14, 2020.

INNOVATIVE FOOD HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,258,069	$3,966,050
Accounts receivable, net	1,870,850	3,309,830
Inventory	2,830,047	2,350,622
Other current assets	342,839	273,689
Total current assets	10,301,805	9,900,191

Property and equipment, net	7,377,629	6,645,389
Investments	465,225	435,225
Right to use assets, operating leases, net	301,392	193,733
Right to use assets, finance leases, net	304,647	174,631
Other amortizable intangible assets, net	98,000	1,342,741
Goodwill and other unamortizable intangible assets	1,532,822	2,183,065
Total assets	$20,381,520	$20,874,975

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,822,730	$4,009,956
Accrued interest	44,259	16,973
Deferred revenue	227,821	499,776
Line of Credit	2,000,000	-
Notes payable - current portion, net	1,052,465	727,766
Lease liability - operating leases, current	99,972	133,296
Lease liability - finance leases, current	49,666	29,832
Contingent liability - current portion	187,000	187,000
Total current liabilities	7,483,913	5,604,599

Lease liability - operating leases, non-current	201,420	60,437
Lease liability - finance leases, non-current	266,946	154,905
Contingent liability - long-term	132,600	156,600
Note payable - long term portion, net	5,966,879	3,881,037
Total liabilities	14,051,758	9,857,578

Commitments & Contingencies (see note 17)	-	-

Stockholders' equity
Common stock: $0.0001 par value; 500,000,000 shares authorized; 37,556,746 and 37,210,859 shares issued, and 34,719,166 and 34,373,279 shares outstanding at June 30, 2020 and December 31, 2019, respectively	3,752	3,718
Additional paid-in capital	37,110,893	36,889,818
Treasury stock: 2,623,171 shares outstanding at June 30, 2020 and December 31, 2019	(1,141,370)	(1,141,370)
Accumulated deficit	(29,643,513)	(24,734,769)
Total stockholders' equity	6,329,762	11,017,397

Total liabilities and stockholders' equity	$20,381,520	$20,874,975

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Revenue	$11,997,649	$13,925,451	$25,303,569	$26,784,666
Cost of goods sold	8,677,096	9,862,369	18,869,960	18,743,749
Gross margin	3,320,553	4,063,082	6,433,609	8,040,917

Selling, general and administrative expenses	4,895,430	4,017,829	9,508,191	7,806,826
Impairment of intangible assets	-	-	1,698,952	-
Total operating expenses	4,895,430	4,017,829	11,207,143	7,806,826

Operating (loss) income	(1,574,877)	45,253	(4,773,534)	234,091

Other income (expense):
Other leasing income	10,977	-	21,856	-
Interest expense, net	(90,646)	(23,149)	(157,066)	(48,627)
Total other (expense)	(79,669)	(23,149)	(135,210)	(48,627)

Net (loss) income before taxes	(1,654,546)	22,104	(4,908,744)	185,464

Income tax expense	-	-	-	-

Net (loss) income	$(1,654,546)	$22,104	$(4,908,744)	$185,464

Net (loss) income per share - basic	$(0.05)	$0.00	$(0.14)	$0.01

Net (loss) income per share - diluted	$(0.05)	$0.00	$(0.14)	$0.01

Weighted average shares outstanding - basic	34,656,149	33,947,817	34,641,212	34,001,294

Weighted average shares outstanding - diluted	34,656,149	33,947,817	34,641,212	34,001,294

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2020	2019

Cash flows from operating activities:
Net (loss) income	$(4,908,744)	$185,464
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Impairment of intangible assets	1,698,952	-
Depreciation and amortization	442,465	631,026
Amortization of right-of-use asset	107,271	88,644
Amortization of prepaid loan fees	6,246	-
Stock based compensation	221,109	196,252
Provision for doubtful accounts	221,799	(2,779)

Changes in assets and liabilities:
Accounts receivable, net	1,217,181	(6,665)
Inventory and other current assets, net	(578,575)	30,921
Accounts payable and accrued liabilities	(159,940)	(1,551,011)
Deferred revenue	(271,955)	(278,387)
Contingent liabilities	(24,000)	(63,768)
Operating lease liability	(107,271)	(88,644)
Net cash used in operating activities	(2,135,462)	(858,947)

Cash flows from investing activities:
Cash paid for website development	(14,000)	(23,500)
Acquisition of property and equipment	(90,207)	(85,829)
Investment in food related company	-	(25,000)
Net cash used in investing activities	(104,207)	(134,329)

Cash flows from financing activities:
Proceeds from line of credit	2,000,000	-
Proceeds from Payroll Protection Plan Loan	1,650,221	-
Principal payments on debt	(97,860)	(594,877)
Principal payments financing leases	(20,673)	(12,811)
Net cash provided by (used in) financing activities	3,531,688	(607,688)

Increase (decrease) in cash and cash equivalents	1,292,019	(1,600,964)

Cash and cash equivalents at beginning of period	3,966,050	4,759,817

Cash and cash equivalents at end of period	$5,258,069	$3,158,853

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$125,396	$49,337

Taxes	$-	$-

Non-cash investing and financing activities:
Issuance of 131,136 shares of common stock previously accrued	$-	$93,666
Right to use assets and liabilities - operating, upon adoption of ASU 2016-02	$-	$388,581
Return of equipment and reduction in amount due under equipment financing loan	$-	$33,075
Building improvements financed under note payable	$851,934	$-
Increase in right of use assets & liabilities	$214,930	$18,701
Investment in food related company	$30,000	$30,500
Capital lease for purchase of fixed assets	$152,548	$-

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2020

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Amount	Value	Capital	Amount	Value	Deficit	Total

Balance - March 31, 2019 (unaudited)	36,427,354	$3,640	$36,325,862	2,373,171	$(1,016,370)	$(24,794,176)	$10,518,956
Fair value of vested stock and stock options	-	-	96,108	-	-	-	96,108
Net income for the three months ended June 30, 2019	-	-	-	-	-	22,104	22,104
Balance - June 30, 2019 (unaudited)	36,427,354	$3,640	$36,421,970	2,373,171	$(1,016,370)	$(24,772,072)	$10,637,168

Balance - March 31, 2020 (unaudited)	37,279,320	$3,724	$36,955,853	2,623,171	$(1,141,370)	$(27,988,967)	$7,829,240
Fair value of vested stock and stock options	277,426	28	155,040	-	-	-	155,068
Net loss for the three months ended June 30, 2020	-	-	-	-	-	(1,654,546)	(1,654,546)
Balance - June 30, 2020 (unaudited)	37,556,746	$3,752	$37,110,893	2,623,171	$(1,141,370)	$(29,643,513)	$6,329,762

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2020

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Amount	Value	Capital	Amount	Value	Deficit	Total

Balance at December 31, 2018	36,296,218	$3,627	$36,132,065	2,373,171	$(1,016,370)	$(24,957,536)	$10,161,786
Issuance of shares to employees, previously accrued	131,136	13	93,653				93,666
Fair value of vested stock and stock options issued to management			196,252				196,252
Net income for the six months ended June 30, 2019						185,464	185,464
Balance - June 30, 2019 (unaudited)	36,427,354	$3,640	$36,421,970	2,373,171	$(1,016,370)	$(24,772,072)	$10,637,168

Balance - December 31, 2019	37,210,859	$3,718	$36,889,818	2,623,171	$(1,141,370)	$(24,734,769)	$11,017,397
Fair value of vested stock and stock options	301,684	30	201,658	-	-	-	201,688
Issuance of shares to employees, previously accrued	498	-	-	-	-	-	-
Fair value of shares issued to employees and service providers	43,705	4	19,417	-	-	-	19,421
Net loss for the six months ended June 30, 2020	-	-	-	-	-	(4,908,744)	(4,908,744)
Balance - June 30, 2020 (unaudited)	37,556,746	$3,752	$37,110,893	2,623,171	$(1,141,370)	$(29,643,513)	$6,329,762

See notes to these unaudited condensed consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes as contained in Form 10-K for the year ended December 31, 2019.  In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations to be expected for the full year.

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

Gourmet has been in the business of providing specialty food via e-commerce through its own website at www.forthegourmet.com and through other e-commerce channels, with unique specialty gourmet food products shipped directly from our network of vendors and from our warehouses within 24 – 72 hours.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At June 30, 2020 and December 31, 2019, trade receivables from the Company’s largest customer amounted to 29% and 35%, respectively, of total trade receivables. During the three months ended June 30, 2020 and 2019, sales from the Company’s largest customer amounted to 27% and 62% of total sales, respectively. During the six months ended June, 2020 and 2019, sales from the Company’s largest customer amounted to 42% and 61% of total sales, respectively.

The Company maintains cash balances in excess of Federal Deposit Insurance Corporation limits.  At June 30, 2020, the  total cash in excess of these limits was $3,601,230.

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

The following table represents the changes in deferred revenue as reported on the Company’s consolidated balance sheets:

Balance as of December 31, 2018	$559,315
Cash payments received	93,580
Net sales recognized	(375,500)
Balance as of March 31, 2019	$277,395

Cash payments received	225,064
Net sales recognized	(221,531)
Balance as of June 30, 2019	$280,928

Balance as of December 31, 2019	$499,776
Cash payments received	200,300
Net sales recognized	(341,620)
Balance as of March 31, 2020	$358,456

Cash payments received	134,870
Net sales recognized	(265,505)
Balance as of June 30, 2020	$227,821

Disaggregation of Revenue

The following table represents a disaggregation of revenue by from sales for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,
	2020	2019
Specialty foodservice	$4,105,241	$11,670,386
E-Commerce	7,453,917	1,784,328
National Brand Management	282,500	470,737
Logistics	155,991	-
Total	$11,997,649	$13,925,451

	Six Months Ended
	June 30,
	2020	2019
Specialty foodservice	$14,018,033	$21,967,994
E-Commerce	10,331,943	3,879,993
National Brand Management	533,165	936,679
Logistics	420,428	-
Total	$25,303,569	$26,784,666

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

Dilutive shares at June 30, 2020:

Stock Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company at June 30, 2020:

		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Price	of Options	Life (years)
$0.62	360,000	3.50
$0.85	540,000	3.50
$1.10	75,000	0.87
$1.20	1,050,000	3.35
$1.50	125,000	1.50
	2,150,000	3.22

Restricted Stock Awards

At June 30, 2020 there are 300,000 unvested restricted stock awards remaining from grants in a prior year. Those 300,000 restricted stock awards will vest as follows: 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days.

Stock-based compensation

During the six months ended June 30, 2020, the Company incurred obligations to issue the following shares of common stock pursuant to compensation agreements: an aggregate total of 69,928 shares of common stock to board members and an aggregate total of 231,756 to officers.  Some of these shares or other shares owned by the Company’s employees are included in a 10b5-1 plan. The Company charged the amount of $155,068 and $201,688 to operations in connection with stock-based compensation during the three and six months ended June 30, 2020, respectively.

Dilutive shares at June 30, 2019:

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

3.  ACQUISITIONS

GBC Sub, Inc. (d/b/a TheGiftBox)

Effective July 23, 2019, P Innovations acquired certain assets of GBC Sub, Inc. (d/b/a The GiftBox) (“GiftBox”) (the “GiftBox Asset Purchase Agreement”). GiftBox, a privately held Nevada corporation controlled by David Polinsky, a director of the Company, was in the business of subscription-based e-commerce. The consideration for the assets purchased was a nominal amount of cash. The GiftBox Asset Purchase Agreement also provides the sellers the option to acquire 30% of P Innovations subject to dilution for a period of thirty-six months following the date of the Giftbox Asset Purchase Agreement; the option will only be exercisable if there is a spinoff of P Innovations to Innovative Food Holdings shareholders. The Company is evaluating its preliminary purchase price allocation. As a result, during the preliminary purchase price allocation period, which may be up to one year from the asset purchase date, we may record adjustments to the assets acquired.

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

The above estimated fair value of the intangible assets is based on management’s estimates. Going forward, adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period will be made in our operating results in the period in which the adjustments are determined. During the first quarter of 2020, the Company performed a goodwill impairment test based upon future growth projections which include estimates of COVID-19’s impact on our business.  As a result of impairment test, the Company recorded an impairment of the intangible assets related to the Mouth Foods acquisition in the amount of $104,018 (see note 9).

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

The above estimated fair value of the intangible assets is based on a third party valuation expert and also includes additional analysis by management based on a subsequent analysis of the transaction and adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill.  Going forward, adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period will be made in our operating results in the period in which the adjustments are determined. During the first quarter of 2020, as a result of the negative effect of COVID-19 on the Company’s foodservice customers, the Company performed a goodwill impairment test based upon future growth projections which include estimates of COVID-19’s impact on our business.  As a result of impairment test, the Company recorded an impairment of the intangible assets related to the igourmet acquisition in the amount of $1,126,417 (see note 9).

4. ACCOUNTS RECEIVABLE

At June 30, 2020 and December 31, 2019, accounts receivable consists of:

	June 30, 2020	December 31, 2019
Accounts receivable from customers	$2,187,828	$3,405,114
Allowance for doubtful accounts	(316,978)	(95,284)
Accounts receivable, net	$1,870,850	$3,309,830

5. INVENTORY

Inventory consists primarily of specialty food products.  At June 30, 2020 and December 31, 2019, inventory consisted of the following:

	June 30, 2020	December 31, 2019
Finished Goods Inventory	$2,830,047	$2,350,622

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

On November 8, 2019 the Company, through a newly formed wholly-owned subsidiary, purchased a logistics and warehouse facility (the “Facility”) for $4.5 million. The Facility is approximately 200,000 square feet and is situated on approximately 15 acres in Mountain Top, Pennsylvania. The Facility’s appraised value by a third party appraisal firm in October 2019 was $6,150,000 “as is” and $8,000,000 with additional scheduled improvements. Related to the Facility purchase, the Company entered into a commercial loan agreement for both the purchase price and planned improvements to the Facility. The amount of the loan was $5,500,000, of which $4,451,934 had been utilized at June 30, 2020, in connection with the purchase of the Facility; the lender was Fifth Third Bank and the loan is secured by a mortgage on the property and other Company assets. The interest on the loan is LIBOR plus 2.75%, with interest only payments due through September 30, 2020, thereafter with principal amortized over 20 years with the balance due at maturity on September 2, 2025. Related to Facility purchase, the Company also acquired certain leases from certain tenants of the Facility, all of which were in good standing at the time of purchase. Depreciation on the building began when the Company commenced recognizing revenue from leasing and logistics services associated with the Facility.

The following table summarizes property and equipment at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Land	$1,256,895	$1,265,895
Building	4,959,993	4,959,993
Computer and Office Equipment	578,362	549,703
Warehouse Equipment	373,151	345,973
Furniture and Fixtures	1,780,962	894,628
Vehicles	117,785	117,785
Total before accumulated depreciation	9,067,148	8,124,977
Less: accumulated depreciation	(1,689,519)	(1,479,588)
Total	$7,377,629	$6,645,389

Depreciation and amortization expense for property and equipment amounted to $117,931 and $75,254 for the three months ended June 30, 2020 and 2019, respectively; depreciation and amortization expense for property and equipment amounted to $232,433 and $151,329 for the six months ended June 30, 2020 and 2019, respectively.

7. RIGHT OF USE ASSETS AND LEASE LIABILITIES – OPERATING LEASES

The Company has operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 3 years, some of which include options to extend.

The Company’s lease expense was entirely comprised of operating leases. Lease expense for the three months ended June 30, 2020 and 2019 and amounted to $53,628 and $50,396, respectively. Lease expense for the six months ended June 30, 2020 and 2019 amounted to $107,256 and $97,267, respectively.

The Company’s ROU asset amortization for the three months ended June 30, 2020 and 2019 was $57,322 and $45,963, respectively. The Company’s ROU asset amortization for the six months ended June 30, 2020 and 2019 was $107,271 and $88,644, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

Right to use assets – operating leases are summarized below:

	June 30, 2020	December 31, 2019
Office	$202,681	$-
Warehouse	-	46,977
Warehouse equipment	16,621	20,446
Office equipment	12,980	28,039
Vehicles	69,110	98,271
Right to use assets, net	$301,392	$193,733

Operating lease liabilities are summarized below:

	June 30, 2020	December 31, 2019
Office	$202,681	$-
Warehouse	-	46,977
Warehouse equipment	16,621	20,446
Office equipment	12,980	28,039
Vehicles	69,110	98,271
Lease liability	$301,392	$193,733
Less: current portion	(99,972)	(133,296)
Lease liability, non-current	$201,420	$60,437

Maturity analysis under these lease agreements are as follows:

For the period ended June 30, 2021	$116,020
For the period ended June 30, 2022	81,502
For the period ended June 30, 2023	55,331
For the period ended June 30, 2024	52,976
For the period ended June 30, 2025	35,027
Total	$340,856
Less: Present value discount	(39,464)
Lease liability	$301,392

8. INVESTMENTS

The Company has made investments in certain early stage food related companies which it expects can benefit from synergies with the Company’s various operating businesses. At June 30, 2020 and December 31, 2019, the Company has investments in eight food related companies in the aggregate amount of $465,225 and $435,225, respectively.  The Company does not have significant influence over the operations of these companies.

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

During the six months ended June 30, 2020 and 2019, the Company converted accounts receivable in the amount of $30,000 and $30,500, respectively, into an equity investment in a food related company.

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

COVID-19 has had a material negative impact on some of the Company’s foodservice customers. In an effort to limit the spread of the virus, federal, state and local governments have implemented measures that have resulted in the closure of non-essential businesses in many of the markets the Company serves, which has forced its customers in those markets to either transition their establishments to take-out service, delivery service or temporarily cease operations. These actions have led to a significant decrease in demand for certain of the Company’s foodservice products. The adverse impact to the Company’s foodservice customer base was a triggering event and accordingly, as required by ASC 350, the Company performed interim goodwill and long-lived asset quantitative impairment tests during the first quarter of 2020. While the triggering event was a result of the negative impact related to foodservice customers, the applicable accounting rules then required an impairment test targeted specifically to any available carrying value of goodwill or intangible assets. During the first quarter of  2020, the Company performed the impairment tests on certain intangible assets and goodwill pursuant to the acquisitions through Artisan, Oasis, Innovative Gourmet (see note 3) and M Innovations (see note 3).

Goodwill Impairment Test

The Company estimated the fair value of the Company’s  reporting unit using an income approach that incorporates the use of a discounted cash flow model that involves many management assumptions that are based upon future growth projections which include estimates of COVID-19’s impact on our business. Assumptions include estimates of future revenues, growth rates which take into account estimated inflation rates, estimates of future levels of gross profit and operating profit, projected capital expenditures and discount rates based upon industry and competitor analyses. As a result of impairment test, it was calculated that the net carrying value of goodwill  exceeded the fair value  by  $650,243, and the Company was required by ASC 350 to record an impairment charge to operations during the six months ended June 30, 2020. At June 30, 2020, the net carrying value of goodwill on  the Company’s balance sheet is $0.

Long-lived Impairment Test

Long-lived assets, including other intangible assets, were tested for recoverability at the asset group level. The Company estimated the net undiscounted cash flows expected to be generated from the asset group over the expected useful life of the asset group’s primary asset. Key assumptions include future revenues, growth rates, estimates of future levels of gross profit and operating profit and projected capital expenditures necessary to maintain the operating capacity of each asset group. As a result of the impairment test, it was calculated  that the net carrying values of other intangible assets exceeded the undiscounted cash flows for each of the Company’s asset groups by a total of $1,048,692, and the Company was required by the applicable accounting rules to record an impairment charge to operations during the six months ended June 30, 2020. At June 30, 2020, the net carrying value of other intangible assets on the Company’s balance sheet is $1,532,822.

The Company acquired certain intangible assets pursuant to the acquisitions through Artisan, Oasis (see note 3), Innovative Gourmet (see note 3), OFB, Haley, and M Innovations (see note 3). The following is the net book value of these assets:

	June 30, 2020
		Accumulated
	Gross	Amortization and Impairment	Net
Non-Compete Agreement - amortizable	$505,900	$(505,900)	$-
Customer Relationships - amortizable	3,068,034	(3,068,034)	-
Trade Name	1,532,822	-	1,532,822
Internally Developed Technology - amortizable	875,643	(875,643)	-
Goodwill	650,243	(650,243)	-
Website - amortizable	98,000	-	98,000
Total	$6,730,642	$(5,099,820)	$1,630,822

	December 31, 2019
		Accumulated
	Gross	Amortization	Net
Non-Compete Agreement - amortizable	$505,900	$(433,545)	$72,355
Customer Relationships - amortizable	3,068,034	(2,427,612)	640,422
Trade Name	1,532,822	-	1,532,822
Internally Developed Technology - amortizable	875,643	(329,679)	545,964
Goodwill	650,243	-	650,243
Website - amortizable	84,000	-	84,000
Total	$6,716,642	$(3,190,836)	$3,525,806

Total amortization expense for the three months ended June 30, 2020 and 2019 was $0 and $250,567, respectively. Total amortization expense for the six months ended June 30, 2020 and 2019 was $210,032 and $479,697, respectively.

Total impairment charge for the three months ended June 30, 2020 and 2019 was $0. Total impairment charge for the six months ended June 30, 2020 and 2019 was $1,698,952 and $0, respectively.

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
Trade payables and accrued liabilities	$3,754,514	$3,935,384
Accrued payroll and commissions	68,216	74,572
Total	$3,822,730	$4,009,956

11. ACCRUED INTEREST

At June 30, 2020, accrued interest on notes outstanding was $44,259. During the three and six months ended June 30, 2020, the Company paid cash for interest in the aggregate amount of $66,023 and $125,396, respectively.

At December 31, 2019, accrued interest on a note outstanding was $16,973. During the twelve months ended December 31, 2019, the Company paid cash for interest in the aggregate amount of $112,971.

12. REVOLVING CREDIT FACILITIES

	June 30, 2020	December 31, 2019

Line of credit facility with Fifth Third Bank in the original amount of $1,000,000 with an interest rate of LIBOR plus 3.25% (the “Fifth Third Bank Line of Credit”). In August 2015, the amount of the credit facility was increased to $1,500,000 and the due date was extended to August 1, 2016. In August 2016, this credit facility was extended to August 1, 2017. On August1, 2017 this credit facility was increased to $2,000,000 and the due date was extended to August 1, 2018. In August 2018, this credit facility was extended to August 1, 2019.  Effective August 1, 2019, this credit facility was extended to August 1, 2021. On March 20, 2020, the Company drew down the amount of $2,000,000. During the three and six months ended June 30, 2020, the Company paid interest expense in the amount of $19,118 and $22,604, respectively, on the Fifth Third Bank Line of Credit.

	$2,000,000	$-

Total	$2,000,000	$-

13. NOTES PAYABLE

	June 30, 2020	December 31, 2019

Secured mortgage note payable for the acquisition of land and building in Bonita Springs, Florida in the amount of $546,000. Principal payments of $4,550 plus interest at the rate of Libor plus 3% are due monthly. The balance of the principal amount was originally due February 28, 2018. On March 23, 2018 and effective February 26, 2018, this note was amended and renewed in the amount of $273,000, with monthly payments of principal and interest of $4,550 payable through the maturity date of February 28, 2023. During the three months ended June 30, 2020, the Company made payments of principal and interest on this note in the amounts of $13,650 and $2,050, respectively. During the six months ended June 30, 2020, the Company made payments of principal and interest on this note in the amounts of $27,300 and $2,050, respectively.

	$150,150	$177,450

Secured mortgage note payable for the acquisition of land and building in Broadview, Illinois in the amount of $980,000. Principal payments of $8,167 plus interest at the rate of LIBOR plus 2.75% are due monthly through April 2020, the remaining principal balance in the amount of $490,000 was originally due May 29, 2020. Effective May 29, 2020, the note was amended and renewed such that principal payments of $8,303 plus accrued interest will be due beginning June 29, 2020 and continuing for sixty months; the entire principal balance and all accrued interest will be due on May 29, 2025. During the three months ended June 30, 2020 and 2019, the Company made payments of principal and interest on this note in the amounts of $8,167 and $2,930, respectively. During the six months ended June, 2020 and 2019, the Company made payments of principal and interest on this note in the amounts of $32,667 and $8,880, respectively.

	498,166	530,833

Promissory note dated March 22, 2019 in the original amount of $391,558 (the “Artisan Equipment Loan”) payable to Fifth Third Bank. This loan is secured by the Company’s tangible and intangible personal property and bears interest at the rate of 5.20%.  The entire principal balance and all accrued interest is due on the maturity date of March 21, 2024.  Monthly payments in the amount of $7,425 including principal and interest commenced in April, 2019. During the year ended December 31, 2019, equipment financed under the Artisan Equipment Loan in the amount of $33,075 was returned for credit. During the three months ended June 30, 2020, the Company made payments of principal and interest on this note in the amounts of $16,677 and $3,742, respectively. During the six months ended June 30, 2020, the Company made payments of principal and interest on this note in the amounts of $33,080 and $7,707, respectively.

	276,749	309,829

A note payable in the amount of $20,000. The Note was due in January 2006 and the Company is currently accruing interest on this note at 1.9%. During the three months ended June 30, 2020 and 2019, the Company accrued interest in the amount of $93 on this note. During the six months ended June 30, 2020 and 2019, the Company accrued interest in the amount of $186 on this note.	20,000	20,000

Vehicle acquisition loan dated December 6, 2018 in the original amount of $51,088, payable in sixty monthly installments of $955 including interest at the rate of 4.61%. During the three months ended June 30, 2020, the Company made principal and interest payments in the amount of $3,196 and $571, respectively, on this loan. During the six months ended June 30, 2020, the Company made principal and interest payments in the amount of $4,813 and $571, respectively, on this loan.	36,975	41,788

	June 30, 2020	December 31, 2019

Secured mortgage facility in the amount of $5,500,000 with Fifth Third Bank for the acquisition of land and building in Wright, Pennsylvania dated November 8, 2019. The mortgage facility is secured by the assets acquired. During the year ended December 31, 2019, the Company drew down $3,600,000 of this facility. During the three and six months ended June 30, 2020, the Company drew down an additional $701,148 and $851,934 of this facility, respectively. The interest rate is LIBOR plus 2.75% with interest only due through September 30, 2020, thereafter with principal amortized at a 20 years amortization rate and the balance due on the maturity date of September 2, 2025. The Company prepaid loan fees in connection with this loan in the amount of $71,097 which are considered a discount to the loan and are being amortized over the term of the note; $3,123 and $6,246, respectively, of this discount was amortized to interest expense during the three and six months ended June 30, 2020. During the three months ended June 30, 2020 the Company made principal and interest payments in the amount of $0 and $33,407, respectively, on this loan. During the six months ended June 30, 2020 the Company made principal and interest payments in the amount of $0 and $74,894, respectively, on this loan.

	4,451,934	3,600,000

Loan payable to Fifth Third Bank dated April 21, 2020 pursuant to the Paycheck Protection Program (the “PPP Loan”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the principal amount of $1,650,221. The term of the PPP Loan is two years, and the annual interest rate is 1%. Under the terms of the CARES Act, PPP Loan recipients can apply for an be granted forgiveness for all or a portion of loans granted under the Paycheck Protection Program. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. During the three and six months ended June 30, 2020, the Company accrued interest in the amount of $3,210 on the PPP Loan.

	1,650,221	-

Total	7,084,195	4,679,900
Discount	(64,851)	(71,097)
Net of discount	$7,019,344	$4,608,803

Current portion	$1,117,316	$727,766
Long-term maturities	5,966,879	3,952,134
Total	$7,084,195	$4,679,900

Aggregate maturities of long-term notes payable as of June 30, 2020 are as follows:

For the period ended June 30,

2021	$437,758
2022	2,072,992
2023	413,512
2024	351,989
2025	285,539
Thereafter	3,522,405
Total	$7,084,195

14. LEASE LIABILITIES - FINANCING LEASES

	June 30, 2020	December 31, 2019

Financing lease obligation under a lease agreement for a truck in the original amount of $152,548 payable in eighty-four monthly installments of $2,188 including interest at the rate of 5.44%. During the three and six months ended June 30, 2020, the Company made principal and interest payments on this lease obligation in the amounts of $6,025 and $2,727, respectively.	$146,523	$-

Financing lease obligation under a lease agreement for a truck dated November 5, 2018 in the original amount of $128,587 payable in seventy monthly installments of $2,326 including interest at the rate of 8.33%. During the three months ended June 30, 2020, the Company made principal and interest payments on this lease obligation in the amounts of $4,869 and $2,108, respectively. During the six months ended June 30, 2020, the Company made principal and interest payments on this lease obligation in the amounts of $9,638 and $4,317, respectively.	97,959	107,597

Financing lease obligation under a lease agreement for a truck dated August 23, 2019 in the original amount of $80,413 payable in eighty-four monthly installments of $1,148 including interest at the rate of 5.0%. During the three months ended June 30, 2020, the Company made principal and interest payments on this lease obligation in the amounts of $2,521 and $923, respectively. During the six months ended June 30, 2020, the Company made principal and interest payments on this lease obligation in the amounts of $5,010 and $1,877, respectively.	72,130	77,140

Total	$316,612	$184,737

Current portion	$49,666	$29,832
Long-term maturities	266,946	154,905
Total	$316,612	$184,737

Aggregate maturities of lease liabilities – financing leases as of June 30, 2020 are as follows:

For the period ended June 30,

2021	$49,666
2022	53,021
2023	56,616
2024	60,467
2025	40,599
Thereafter	56,243
Total	$316,612

15. RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2020:

Vesting of shares to officers

During the six months ended June 30, 2020 in connection with stock based compensation based upon the terms of employment agreements with its employees and compensation agreements with the Company’s independent board members, the Company charged to operations the amount of $35,000 for the vesting of a total of 69,928 shares of common stock issuable to two of its independent board members, and $90,238 for the vesting of a total of 231,756 shares of common stock issuable to two of its executive officers. The Company also recognized non-cash compensation in the amount of $76,450 during the six months ended June 30, 2020 in connection with stock options issuable to management and board members.

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

16. COMMITMENTS AND CONTINGENT LIABILITIES

Contingent Liability

Pursuant to the igourmet Asset Purchase Agreement, the Company recorded contingent liabilities in the original amount of $787,800. This amount relates to certain performance based payments over the twenty-four months following the acquisition date as well as to certain additional liabilities that the Company has evaluated and has recorded on a contingent basis. During the years ended December 31, 2018 and 2019, the Company reduced this amount by $392,900 and $132,300, respectively, as the performance goals for the first two years were not met. During the year ended December 31, 2019, the Company paid the amount of $39,000 in connection with the additional liabilities; during the three and six months ended June 30, 2020, the Company paid the amount of $12,000 and $24,000, respectively, in connection with the additional liabilities. At June 30, 2020, the amount of $67,000 remains on the Company’s balance sheet as a current contingent liability, and $132,600 as a long term contingent liability.

Pursuant to the Mouth Foods LLC Asset Acquisition, the Company recorded contingent liabilities in the amount of $240,576.   These amounts relate to the estimate of certain performance based payments following the acquisition date as well as to certain additional liabilities that the Company has evaluated and has recorded on a contingent basis. During the year ended December 31, 2019, the Company paid the amount of $120,576 in connection with these liabilities. At June 30, 2020, $120,000 is classified as a current contingent liability.

License Agreements

In May 2019, the Company entered into a royalty-based license agreement, through December 31, 2022 with a lifestyle brand, which provides the exclusive right, with certain carve-outs and limitations, to sell and promote  branded gift baskets for certain channels including: retail, warehouse club stores, certain of the Company’s current e-commerce channels, and other e-commerce channels such as amazon.com (the “May 2019 License Agreement”). Pursuant to the May 2019 License Agreement, the Company paid an initial royalty deposit in the amount of $50,000 towards the minimum royalty; during the three and six months ended June 30, 2020, the Company paid an additional $10,000 and $20,000, respectively, towards the minimum royalty. Future royalty amounts owed for minimum payments in connection with the May 2019 License Agreement will be deducted from this deposit. The royalty rate is 5% of net sales, and the Company is required, with certain exceptions and exclusions, to make minimum royalty payments of $100,000 through the end of 2020, $110,000 in 2021, and $125,000 in 2022, respectively.

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

17. EQUITY

Common Stock

At June 30, 2020 and December 31, 2019, a total of 2,837,580 shares are deemed issued but not outstanding by the Company. These include 2,623,171 shares of treasury stock.

Six months ended June 30, 2020:

The Company issued 38,943 shares of common stock with a fair value of $17,135 to an employee as a bonus.

The Company issued 4,762 shares of common stock with a fair value of $2,286 to a service provider.

The Company recorded the amount of $35,000 in connection with the vesting of 69,928 shares of common stock issuable to board members in connection with their compensation agreements. The Company also recorded the amount of $90,238 in connection with the vesting of 231,756 shares of common stock representing the annual stock award to its two executive officers per their employment agreements.

The Company recorded the amount of $76,450 in connection with the vesting of stock options to management and board members.

Six months ended June 30, 2019:

The Company issued a total of 131,136 shares of common stock to seven employees for previously accrued bonuses in the amount of $93,666.

The Company accrued the amount of $119,151 in connection with the vesting of 221,960 shares of common stock issuable to board members and employees in connection with their employment agreements.

Options

The following table summarizes the options outstanding at June 30, 2020 and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.62	360,000	3.50	$0.62	180,000	$0.62
$0.85	540,000	3.50	$0.85	270,000	$0.85
$1.10	75,000	0.87	$1.10	75,000	$1.10
$1.20	1,050,000	3.35	$1.20	450,000	$1.20
$1.50	125,000	1.50	$1.50	125,000	$1.50
	2,150,000	3.22	$1.03	1,100,000	$1.05

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2019	2,525,000	$1.23

Granted	100,000	$1.20
Exercised	-	$-
Cancelled / Expired	(475,000)	$1.76

Options outstanding at June 30, 2020	2,150,000	$1.03
Options exercisable at June 30, 2020	1,100,000	$1.05

Aggregate intrinsic value of options outstanding and exercisable at June 30, 2020 and 2019 was $0.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.35 and $0.45 as of June 30, 2020 and 2019, respectively, and the exercise price multiplied by the number of options outstanding.

During the three months ended June 30, 2020 and 2019, the Company charged $42,330 and $38,550, respectively, to operations to recognized stock-based compensation expense for employee stock options. During the six months ended June 30, 2020 and 2019, the Company charged $76,450 and $77,101, respectively, to operations to recognized stock-based compensation expense for employee stock options.

Accounting for warrants and stock options

The Company valued warrants and stock options during the six months ended June 30, 2020 and 2019 using the Black-Scholes valuation model utilizing the following variables:

	June 30,	June 30,
	2020	2019
Volatility	41.7%	59.4%
Dividends	-	$-
Risk-free interest rates	1.37%	2.49%
Term (years)	3.00	5.00

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

Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $316,978 for doubtful accounts receivable at June 30, 2020, and $95,284 at December 31, 2019. The increase in the allowance was mainly due to the increased likelihood of certain uncollectible amounts associated with national brand management customers. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

Effective July 23, 2019, P Innovations acquired certain assets of GBC Sub, Inc. (d/b/a The GiftBox) (“GiftBox”) (the “GiftBox Asset Purchase Agreement”). GiftBox, a privately held Nevada corporation controlled by David Polinsky, a director of the Company, was in the business of subscription-based e-commerce. The consideration for the assets purchased was a nominal amount of cash. The GiftBox Asset Purchase Agreement also provides the sellers the option to acquire 30% of P Innovations subject to dilution for a period of thirty-six months following the date of the Giftbox Asset Purchase Agreement; the option will only be exercisable if there is a spinoff of P Innovations to Innovative Food Holdings shareholders. The Company is evaluating its preliminary purchase price allocation. As a result, during the preliminary purchase price allocation period, which may be up to one year from the asset purchase date, we may record adjustments to the assets acquired.

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

Relationship with U.S. Foods

We have historically sold the majority of our products through a distributor relationship between FII and Next Day Gourmet, L.P., a subsidiary of U.S. Foods, a leading broadline distributor. These sales amounted to $3,188,119 (27% of total sales) and $8,669,200 (62% of total sales) for the three months ended June 30, 2020 and 2019 respectively; These sales amounted to $10,571,697 (42% of total sales) and $16,210,496 (61% of total sales) for the six months ended June 30, 2020 and 2019 respectively. On January 26, 2015 we executed a contract between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods, Inc.  The term of the Agreement is from January 1, 2015 through December 31, 2016 and provides for a limited number of automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew.  Based on the terms, the Agreement was extended through 2018. Effective January 1, 2018 the Agreement was further amended to remove the cap on renewals, and provide for an unlimited number of additional 12-month terms unless either party notifies the other in writing, 30 days prior to the end date, of its intent not to renew.

RESULTS OF OPERATIONS

This discussion may contain forward looking-statements that involve risks and uncertainties. Our future results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

During the three and six months ended June 30, 2020, the world has been in the grip of a coronavirus pandemic which has wreaked havoc on economies world-wide, including in the U.S., which is our primary market. As a result of the pandemic, restaurants, hotels, country clubs, casinos, catering houses and other of our primary customers have either been closed completely or are only partially open with significantly reduced operations. Accordingly, foodservice revenues, which historically have been a significant overall portion of our revenues, have been significantly reduced as most foodservice establishments across the United States closed or had limited operations. As a result, 2020 foodservice revenues, starting in the second half of March 2020 experienced unprecedented declines.

Conversely, we have experienced significant growth in our on-line e-commerce revenues as overall e-commerce grew as demand for food products continued across the United States. Accordingly, we have focused our resources on meeting the growth of e-commerce revenues.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Revenue

Revenue decreased by $1,927,802 or approximately 13.8% to $11,997,649 for the three months ended June 30, 2020 from $13,925,451 in the prior year.  The decrease in decrease in revenues is primarily attributable to a decrease in specialty foodservice revenues which was driven by the nationwide closures of restaurants and other foodservice establishments related to COVID-19. The decline in specialty foodservice was partially offset with revenues increases mainly associated with e-commerce revenues. The increases in e-commerce revenues were driven by the Company’s ability to increase sales at its e-commerce properties and convert significant shifts in e-commerce specialty foods, supermarket trends, and e-commerce grocery trends, driven initially by COVID-19, into e-commerce revenues.

We continue to assess the potential of new revenue sources from the manufacture and sale of proprietary food products, private label products and additional sales channel opportunities in both the foodservice and consumer space, with an expanded focus on the specialty food e-commerce space, and will implement a strategy which based on our analysis provides the most beneficial opportunity for growth.

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

Cost of goods sold

Our cost of goods sold for the three months ended June 30, 2020 was $8,677,096, a decrease of $1,185,273 or approximately 12.0% compared to cost of goods sold of $9,862,369 for the three months ended June 30, 2019. Cost of goods sold is made up of the following expenses for the three months ended June 30, 2020: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $5,242,029; shipping, delivery, handling, and purchase allowance expenses in the amount of $3,277,803; and cost of goods associated with logistics of $157,264. Total gross margin was approximately 27.7% of sales in 2020 compared to approximately 29.2% of sales in 2019.  The decrease in cost of goods sold is attributed mainly to a decrease in revenues compared to 2019.  The decrease in margins compared to 2019 is primarily attributable to variation in product and revenue mix across our various selling channels including a decrease in higher gross margin revenues associated with National Brand Management and variations in both revenue mix and gross margins associated with foodservice and e-commerce revenues including revenue and margin variations driven by the COVID-19 pandemic.

In 2020, we continued to price our products in order to increase sales, gain market share and increase the number of our end users and e-commerce customers. We were successful in both increasing sales and increasing market share and increasing the number of our e-commerce customers.  We currently expect, if market conditions, overall economic conditions, and our product revenue mix remain constant, that our cost of goods sold may increase and may result in a decrease in profit margin.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $877,601 or approximately 21.8% to $4,895,430 during the three months ended June 30, 2020 compared to $4,017,829 for the three months ended June 30, 2019. The increase in selling, general, and administrative expenses was primarily due to increases in payroll and related costs of approximately $535,377,  increases in advertising costs of $420,045, increases in professional and legal fees in the amount of $184,118, increases in taxes in the amount of $73,895; increases in banking and credit card fees of $61,400, and increases in insurance costs of $50,318. These increases were partially offset by a decrease in depreciation and amortization of $207,950; a decrease in office, facility, and vehicle costs of $144,706, and a decrease in travel and entertainment costs of $67,617. The increases were driven mainly by additional costs including increases in costs including warehouse fulfillment costs associated with COVID-19, increased costs associated with additional personnel mainly associated with warehouse operations, overall employee costs and insurance costs, increased legal, accounting, facility and IT costs including costs associated with the planned launch of new websites, and significant increased advertising associated with increased spending in digital marketing related to certain of the Company’s e-commerce websites.

Interest expense, net

Interest expense, net of interest income, increased by $67,497 or approximately 291.6% to $90,646 during the three months ended June 30, 2020, compared to $23,149 during the three months ended June 30, 2019.  Interest accrued or paid on the Company’s commercial loans and notes payable increased by $64,429 to $89,221 during the current period, compared to $24,792 during the prior period, primarily due to interest on the Company’s mortgage on the logistics and warehouse facility in Mountaintop, Pennsylvania, which was $33,407 during the three months ended June 30, 2020 compared to $0 during the prior period, and the interest on the credit line with Fifth Third Bank in the amount of $19,118 during the three months ended June 30, 2020, compared to $0 during the prior period. Interest expense also increased by the amortization of the discount on notes payable, which was $3,123 during the current period, compared to $0 during the comparable period of 2019. Interest income increased by $55 to $1,698 during the current period compared to $1,643 during the prior period.

Net (loss) income

For the reasons above, the Company had a net loss for the three months ended June 30, 2020 of $(1,654,546) which is an increase of approximately $1,676,650 or 7,585% compared to net income of $22,104 during the three months ended June 30, 2019. The loss for the three months ended June 30, 2020 includes a total of $272,999 in non-cash charges, including depreciation expense of $117,931 and charges for non-cash compensation in the amount of $155,068. The income for the three months ended June 30, 2019 includes a total of $421,989 in non-cash charges, including amortization of intangible assets in the amount of $250,567, depreciation expense of $75,314, and non-cash compensation of $96,108.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Revenue

Revenue decreased by $1,481,097 or approximately 5.5% to $25,303,569 for the six months ended June 30, 2020 from $26,784,666 in the prior year.  The decrease in revenues is primarily attributable to a decrease in specialty foodservice revenues which was driven by the nationwide closures of restaurants and other foodservice establishments related to COVID-19. The decline in specialty foodservice was partially offset with revenues increases mainly associated with e-commerce. The increases in e-commerce revenues were driven by the Company’s ability to increase sales at its e-commerce properties and convert significant shifts in e-commerce specialty food, supermarket trends, and e-commerce grocery trends, driven initially by the COVID-19  pandemic,  into e-commerce revenues.

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

Cost of goods sold

Our cost of goods sold for the six months ended June 30, 2020 was $18,869,960, an increase of $126,211 or approximately 0.7% compared to cost of goods sold of $18,743,749 for the six months ended June 30, 2019. Cost of goods sold is made up of the following expenses for the six months ended June 30, 2020: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $11,901,325, shipping, delivery, handling, and purchase allowance expenses in the amount of $6,626,403, and cost of goods associated with logistics of $342,232. Total gross margin was approximately 25.4% of sales in 2020 compared to approximately 30.0% of sales in 2019.  The increase in cost of goods sold and the decrease in gross margins from 2019 is primarily attributable to variation in product and revenue mix across our various selling channels including a decrease in higher gross margin revenues associated with National Brand Management and variations in both revenue mix and gross margins associated with foodservice and e-commerce revenues including revenue and margin variations driven by the COVID-19 pandemic.

In 2020, we continued to price our products in order to increase sales, gain market share and increase the number of our end users and e-commerce customers. We were successful in both increasing sales and increasing market share and increasing the number of our e-commerce customers.  We currently expect, if market conditions, overall economic conditions, and our product revenue mix remain constant, that our cost of goods sold may increase and may result in a decrease in profit margin.

Impairment of goodwill and intangible assets

During the first quarter of  2020, the Company performed impairment tests of our goodwill and intangible assets that incorporated the use of a discounted cash flow model that involves many management assumptions that are based upon future growth projections which include estimates of COVID-19’s impact on our business. Assumptions include estimates of future revenues, growth rates which take into account estimated inflation rates, estimates of future levels of gross profit and operating profit, projected capital expenditures and discount rates based upon industry and competitor analyses. As a result of impairment tests, the Company was required by applicable accounting rules to record an impairment of goodwill and intangible assets in the aggregate amount of $1,698,952. At June 30, 2020, the net carrying value of goodwill and other intangible assets on  the Company’s balance sheet is $1,630,822.  There was no such comparable charge during the prior period.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $1,701,365 or approximately 21.8% to $9,508,191 during the six months ended June 30, 2020 compared to $7,806,826 for the six months ended June 30, 2019. The increase in selling, general, and administrative expenses was primarily due to increases in payroll and related costs of approximately $698,696, increases in advertising costs of $551,812, increases in professional and legal fees in the amount of $297,548, an increase in allowance for doubtful accounts of $221,829, increases in insurance costs of $102,854, increases in banking and credit card fees of $100,524, increase in computer and IT costs of $88,856, and increased taxes in the amount of $57,413. These increases were partially offset by a decrease in depreciation and amortization of $188,590, a decrease in office, facility, and vehicle costs of $113,951, and a decrease in travel and entertainment costs of $106,664. The increases were driven mainly by additional costs including increases in costs including warehouse fulfillment costs associated with COVID-19, increased costs associated with additional personnel mainly related to warehouse operations, overall employee costs and insurance costs, increased legal, accounting, facility and IT costs including costs associated with the planned launch of new websites, and significant increased advertising associated with increased spending in digital marketing related to certain of the Company’s e-commerce websites.

Interest expense, net

Interest expense, net of interest income, increased by $108,439 or approximately 223.0% to $157,066 during the six months ended June 30, 2020, compared to $48,627 during the six months ended June 30, 2019.  Interest accrued or paid on the Company’s commercial loans and notes payable increased by $102,428 to $154,216 during the current period, compared to $51,788 during the prior period, primarily due to interest on the Company’s mortgage on the logistics and warehouse facility in Mountaintop, Pennsylvania, which was $74,894 during the six months ended June 30, 2020 compared to $0 during the prior period, and the interest on the credit line with Fifth Third Bank in the amount of $22,604 during the six months ended June 30, 2020, compared to $0 during the prior period. Interest expense also increased by the amortization of the discount on notes payable, which was $6,246 during the current period, compared to $0 during the comparable period of 2019. Interest income increased by $235 to $3,396 during the current period compared to $3,161 during the prior period.

Net (loss) income

For the reasons above, the Company had a net loss for the six months ended June 30, 2020 of $(4,908,744) which is an increase of approximately $5,094,208 or 2,747% compared to net income of $185,464 during the six months ended June 30, 2019. The loss for the six months ended June 30, 2020 includes a total of $2,590,632 in non-cash charges, including impairment of intangible assets in the amount of $1,698,952, uncollectible debt allowance of $221,799, amortization of intangible assets in the amount of $210,032, depreciation expense of $232,433, charges for non-cash compensation in the amount of $221,109, and amortization of the discount on notes payable of $6,246. The income for the six months ended June 30, 2019 includes a total of $827,338 in non-cash charges, including amortization of intangible assets in the amount of $479,697, depreciation expense of $151,389, and non-cash compensation of $196,252.

Liquidity and Capital Resources at June 30, 2020

As of June 30, 2020, the Company had current assets of $10,301,805, consisting of cash and cash equivalents of $5,258,069, trade accounts receivable of $1,870,850, inventory of $2,830,047, and other current assets of $342,839.  Also at June 30, 2020, the Company had current liabilities of $7,483,913, consisting of trade payables and accrued liabilities of $3,822,730, accrued interest of $44,259, deferred revenue of $227,821, line of credit of $2,000,000, lease liabilities – operating leases, current portion of $99,972, lease liabilities – financing leases, current portion of $49,666, current portion of contingent liabilities of $187,000, and current portion of notes payable of $1,052,465.

During the six months ended June 30, 2020, the Company had cash used in operating activities of $2,135,462.  Cash used in operations consisted of the Company’s consolidated net loss of $(4,908,744) plus non-cash compensation in the amount of $221,109, depreciation and amortization of $442,465, impairment of goodwill and intangible assets of $1,698,952; amortization of right-of-use asset of $107,271, amortization of prepaid loan fees of $6,246 and provision for doubtful accounts of $221,799. The Company’s cash position also increased due to a change in the components of current assets and liabilities in the amount of $75,440.

The Company had cash used in investing activities of $104,207 for the six months ended June 30, 2020, which consisted of cash paid for the acquisition of property and equipment of $90,207 and cash paid for website development of $14,000.

The Company had cash flow from financing activities of $3,531,688 for the six months ended June 30, 2020, which consisted of advances on a line of credit in the amount of $2,000,000 and proceeds from the PPP Loan of $1,650,221,  partially offset by principal payments made on notes payable of $97,860 and principal payments on financing leases of $20,673.

The Company had net working capital of $2,817,892 as of June 30, 2020. The Company used cash in operations during the six months ended June 30, 2020 in the amount of $2,135,462. This compares to cash used in operations of $858,947 during the six months ended June 30, 2019.  The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines.  As of June 30, 2020, we do not have any material long-term obligations other than those described in Notes 12, 13, and 14 to the financial statements included in this report. As we seek to increase our sales of new items and enter new markets, acquire new businesses as well as identify new and other consumer and food service oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

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

2020 Plans

During 2020, in addition to our efforts to increase sales in our existing foodservice operations we plan to attempt to expand our business by expanding our focus to additional specialty foods markets in both the consumer and foodservice sector, exploring potential acquisition and partnership opportunities and continuing to extend our focus in the specialty food market through the growth of the Company’s existing sales channels and through a variety of additional sales channel relationships which are currently being explored. We are also currently exploring the introduction of a variety of new product categories and new product lines, including private label products and proprietary branded products, including products which could leverage the new capabilities of our facility in Mountaintop PA to leverage our existing foodservice and consumer customer base. In addition, the COVID-19 pandemic had accelerated shift towards e-commerce channels and we plan on continuing expanding our e-commerce activities through both our existing web properties, the launch or relaunch of additional web properties or e-commerce areas within our existing sites, leveraging our fulfillment capabilities to partner in both wholesale and direct to consumer in the e-commerce area. and the expansion of third-party partnerships or other strategic relationships within the e-commerce space.

Overall, the Company intends to expand its activities in the direct to consumer space and the overall consumer packaged goods (CPG) space through building the market share of igourmet LLC and Mouth Foods, Inc. and through leveraging its overall capabilities in the consumer space.

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

(a) Evaluation of disclosure controls and procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act.) as of the end of the period covered by this Quarterly Report, have identified a control deficiency regarding the integration of two acquisitions in 2018 and as a result management has concluded our internal control over financial reporting was ineffective at June 30, 2020 at the reasonable assurance level. Management of the Company believes that this deficiency is primarily due to the smaller size of the company’s accounting staff in relation to certain continued system integrations related to the 2018 acquisitions of certain assets of igourmet LLC and Mouth Foods, Inc. To address this matter, we have expanded our accounting staff and we expect to retain additional qualified personnel to continue to remediate this control deficiency in the future. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 25, 2020, the Company issued 33,000 shares of common stock with a fair value of $0.54 to a former employee; the fair value of $18,000 was charged to operations during the year ended December 31, 2019.

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

SIGNATURE	TITLE	DATE

/s/ Sam Klepfish	Chief Executive Officer	August 17, 2020
Sam Klepfish

/s/ John McDonald	Principal Accounting Officer	August 17, 2020
John McDonald