Form 10-K
period 2020-12-31
INNOVATIVE FOOD HOLDINGS INC
filed 2021-04-15
CIK 312257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended

December 31, 2020

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $10,243,980 as of June 30, 2020, based upon a closing price of $0.35 per share for the registrant’s common stock on such date.

On April 15, 2021, a total of 35,371,480 shares of our common stock were outstanding.

INNOVATIVE FOOD HOLDINGS, INC.

EXPLANATORY NOTE

As of the date of filing of this Annual Report on Form 10-K (this “Report”), there are many uncertainties regarding the current Novel Coronavirus (“COVID-19”) pandemic, including the scope of scientific and health issues, the anticipated duration of the pandemic, and the extent of local and worldwide social, political, and economic disruption it may cause. To date, the COVID-19 pandemic has had far-reaching impacts on many aspects of the operations of Innovative Food Holdings, Inc. (the “Company”, “we,” “our” or “us”), directly and indirectly, including on consumer behavior, customer store traffic, production capabilities, timing of product availability, our people, and the market generally. The scope and nature of these impacts continue to evolve each day. The COVID-19 pandemic has resulted in, and may continue to result in, regional quarantines, labor stoppages and shortages, changes in consumer purchasing patterns, mandatory or elective shut-downs of restaurants, retail locations and other public gatherings, disruptions to supply chains, including the inability of our suppliers and service providers to deliver materials and services on a timely basis, or at all, severe market volatility, liquidity disruptions, and overall economic instability, which, in many cases, have had, and we expect will continue to have, adverse impacts on our business, financial condition and results of operations. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

In light of the uncertain and rapidly evolving situation relating to the COVID-19 pandemic, we have taken certain precautionary measures intended to help minimize the risk to our Company, employees, and customers, including the following:

●	We identified safety precautions that we implemented in our warehouses and offices From March 2020, and into 2021;
●	Although our warehouse currently continues to operate, we continue to evaluate their operations, and may elect, or be required, to shut down their operations temporarily at any time in the future;
●	We have suspended all non-essential travel for our employees; and
●	We are discouraging employee attendance at industry events and in-person work-related meetings.

Each of the remedial measures taken by the Company has had, and we expect will continue to have, adverse impacts on our current business, financial condition and results of operations, and may create additional risks for our Company. While we anticipate that the foregoing measures are temporary, we cannot predict the specific duration for which these precautionary measures will stay in effect, and we may elect or need to take additional measures as the information available to us continues to develop, including with respect to our employees, inventory receipts, and relationships with our licensors. We expect to continue to assess the evolving impact of the COVID-19 pandemic on our customers, consumers, employees, supply chain, and operations, and intend to make adjustments to our responses accordingly. However, the extent to which the COVID-19 pandemic and our precautionary measures in response thereto may impact our business, financial condition, and results of operations will depend on how the COVID-19 pandemic and its impacts to continue to develop, which are highly uncertain and cannot be predicted at this time.

In light of these uncertainties, for purposes of this report, except where otherwise indicated, the descriptions of our business, our strategies, our risk factors, and any other forward-looking statements, including regarding us, our business and the market generally, do not reflect the potential impact of the COVID-19 pandemic or our responses thereto. In addition, the disclosures contained in this report are made only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. For further information, see “Forward Looking Information.” and “Risk Factors.”

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

Effective January 24, 2018, pursuant to an asset acquisition agreement, our wholly-owned subsidiary, Innovative Gourmet LLC (“Innovative Gourmet”), acquired substantially all of the assets and certain liabilities of igourmet LLC and igourmet NY LLC, privately-held New York limited liability companies located in West Pittston, Pennsylvania  (collectively, “Sellers”) engaged in the sale, marketing, and distribution of specialty food and specialty food items through www.igourmet.com, online marketplaces, additional  direct-to-consumer platforms, distribution to foodservice, retail stores and other wholesale accounts, pursuant to the terms of an Asset Purchase Agreement. The consideration for and in connection with the acquisition consisted of:  (i) $1,500,000, which satisfied or reduced secured, priority and administrative debt of Sellers; (ii) in connection with and prior to the acquisition, our wholly-owned subsidiary, Food Funding, LLC (“Food Funding”), funded advances of $325,000 to Sellers on a secured basis, pursuant to certain loan documents and as bridge loans, which loans  were reduced by the proceeds of the Asset Purchase Agreement; (iii) the purchase for $200,000 of certain debt owed by Sellers, to be paid out of, if  available, Innovative Gourmet’s cash flow; (iv) potential contingent liability allocation for a percentage of Sellers’ approximately $2,300,000 of certain debt, not purchased or assumed by Innovative Gourmet, which  under certain circumstances, Innovative Gourmet may determine to pay; and (v) additional purchase price consideration of (a) up to a maximum of $1,500,000, if EBITDA of Innovative Gourmet reaches $800,000 thousand in 2018, (b) up to a maximum of $1,750,000, if EBITDA of Innovative Gourmet in 2019 exceeds its EBITDA in 2018 by at least 20% and if its EBITDA reaches $5,000,000; and (c) up to a maximum of $2,125,000, if EBITDA of Innovative Gourmet in 2020 exceeds its EBITDA in 2019 by at least 20% and if its EBITDA reaches $8,000,000. The EBITDA based earnout shall be paid 37.5% in cash, 25% in IVFH shares valued at the time of the closing of this transaction and 37.5%, at Innovative Gourmet’s option, in IVFH shares valued at the time of the payment of the earnout or in cash. The additional purchase price consideration milestone for 2018 and 2019 and 2020 were not met. In connection with the acquisition, our wholly-owned subsidiary, Food Funding, purchased Seller’s senior secured note at a price of approximately $1,187,000, pursuant to the terms of a Loan Sale Agreement with UPS Capital Business Credit.  That note was reduced by the proceeds of the Asset Purchase Agreement.  See Item (i) above.

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

Our Operations

Our business is currently conducted by our wholly owned subsidiaries, some of which are non-operating, Artisan Specialty Foods, Inc. (“Artisan”), Food Innovations, Inc. (“FII”), Food New Media Group, Inc. (“FNM”), Organic Food Brokers, LLC (“OFB”), Gourmet Food Service Group, Inc. (“GFG”), Gourmet Foodservice Warehouse, Inc. (“GFW”), Gourmeting, Inc. (“Gourmeting”), The Haley Group, Inc. (“Haley”), Oasis Sales Corp. (“Oasis”),  4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.), (“Gourmet”), Innovative Food Properties LLC (“IFP”), Innovative Gourmet, LLC (“Innovative Gourmet” or “igourmet”), Food Funding, LLC (“Food Funding”), Logistics Innovations, LLC (“L Innovations”), M Innovations, LLC (“M Innovations” or “Mouth”), P Innovations, LLC “P Innovations”), and collectively with IVFH and its other subsidiaries, the “Company” or “IVFH” have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All material intercompany transactions have been eliminated upon consolidation of these entities.

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

FII, through its relationship with the producers, growers, and makers of thousands of unique specialty foodservice products and through its relationship with US Foods, Inc.  (“U.S. Foods” or “USF”), has been in the business of providing premium restaurants, within 24 – 72 hours, with the freshest origin-specific perishable, and healthcare products shipped directly from our network of vendors and from our warehouses. Our customers include restaurants, hotels, country clubs, national chain accounts, casinos, hospitals and catering houses.

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

Index

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

igourmet has been in the business of providing D2C specialty food via e-commerce through its own website at www.igourmet.com and through other channels including www.amazon.com, and www.walmart.com. In addition, igourmet.com offers a line of B2B specialty foodservice items. Products are primarily shipped directly from igourmet.com’s approximately 100,000 square feet warehouse in Pennsylvania via igourmet.com owned trucks and via third party carrier directly to thousands of customers nationwide.

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

Relationship with U.S. Foods

We have historically sold the majority of our products, $20,748,819 and $33,076,022, respectively, representing 40% and 57% of total sales, respectively, in each of the years ended December 31, 2020 and 2019, through a distributor relationship between FII, one of our wholly-owned subsidiaries, and subsidiaries of U.S. Foods, a leading broadline distributor. On January 26, 2015 we executed a contract directly between FII and U.S. Foods (the “U.S. Foods Agreement”).  The term of the U.S. Foods Agreement was from January 1, 2015 through December 31, 2016 and provided for a limited number of automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew. Based on the terms, the U.S. Foods Agreement was extended through December 31, 2018. Effective January 1, 2018 the U.S. Foods Agreement was further amended to remove the cap on renewals, and provide for an unlimited number of additional 12-month terms unless either party notifies the other in writing, 30 days prior to the end date, of its intent not to renew.

Growth Strategy

Due to the COVID-19 outbreak in the United States the economic outlook for restaurant-based specialty food remains unclear. According to Technomic, a leading foodservice research provider, despite their expressed excitement and love for restaurants and the experience they provide, consumers report a growing reluctance to quickly return to normal restaurant behaviors. In addition, according to Technomic, food establishment operators are also showing drops in optimism about the pace of reopening. Despite potentially experiencing the bottom of the sales drop, many operators are reporting that they do not expect a quick recovery and expect a prolonged ramp-up period and Technomic is estimating that despite the significant decline in 2020 US restaurant sales, the U.S. restaurant industry sales will grow by 21% in 2021 depending on the length of the shutdown and any subsequent recession.

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

Index

Prior to the onset of the COVID-19 outbreak, industry trends were very favorable towards market acceptance and continued growth of specialty food brands, which was a trend that boded well for us and our products.

To drive growth within the specialty food space, we intend to focus our efforts in demand driven active sales channels and leverage our ability to offer our products across multiple selling channels including to professional chefs within the restaurant channel as well as directly to consumer at home via ecommerce. We expect to continue offering unique and premium quality products as well as new product introduction and innovation to our customers and potential customers. In addition, we plan on continuing to value and strive for a high level of personalized customer service.

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

Competition

While we face intense competition in the marketing of our products and services, it is our belief that there are few companies offering such a broad range of customer service oriented, quality, chef driven products and specialty gourmet products, for delivery from same day to 72 hours.  Our primary competition is from local purveyors that supply a limited local market and have a limited range of products and from the other specialty gourmet distributors and specialty food retail stores or ecommerce stores, and from the national, regional or local expansion of specialty and non-specialty food distributers and food stores and food focused ecommerce sites. In addition, many purveyors are well established, have reputations for success in the development and marketing of these types of products and services and have significantly greater financial, marketing, distribution, personnel and other resources. These financial and other capabilities permit such companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors such as us, to enter into new markets and introduce new products and services.

Insurance

We maintain a Business Owners Policy with a general liability per occurrence limit of $1,000,000 and aggregate policy covering $2,000,000 of liability for all entities. The Company carries an Auto Policy with non-owned automobile bodily injury and property damage coverage with a limit of $1,000,000 for all entities. The Company also carries an Umbrella policy of up to $14,000,000 which covers all entities, along with two excess umbrella policies that sit over the BOP and Umbrella policies.  The excess umbrella policies have limits of $5,000,000 and $6,000,000. The Company carries a Cyber policy of up to $2,000,000 which insures the Company and its subsidiaries. The Company carries two Commercial Property Policies, for its buildings in PA and FL, with a limit of up to $12,490,000 for PA and a limit of up to $1,595,000 for FL . Such insurance may not be sufficient to cover all potential claims against us and additional insurance may not be available in the future at a reasonable price.

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

Employees

We currently employ 129 full-time employees, including 8 chefs and 2 executive officers. We believe that our relations with our employees are satisfactory. None of our employees are represented by a union.

Transactions with Major Customers

Transactions with a major customer and related economic dependence information is set forth (1) following our discussion of Liquidity and Capital Resources, (2) Under the heading Major Customer in Note 19 to the Consolidated Financial Statements, (3) in Business – Relationship with U.S. Foods, (4) as the third item under Risk Factors.

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

Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results. In December 2019, a strain of novel coronavirus (COVID-19) causing respiratory illness and death emerged in the city of Wuhan in the Hubei province of China. The coronavirus was declared a global pandemic by the World Health Organization and has been spreading throughout the world, including the United States, resulting in emergency measures, including travel bans, closure of retail stores, and restrictions on gatherings of more than a maximum number of people. Included in these emergency measures is the mandated full or partial closure of restaurants and other foodservice establishments across the United States. These foodservice establishments represent a significant portion of our revenues and their continued closure and/or operation with capacity limits would likely continue to have a detrimental effect on our business.

In addition, in the relatively short period with which the world has been dealing with this pandemic, significant economic turmoil has already impacted world markets.  Numerous nationally recognized economists are predicting that the disease will lead to a worldwide recession.  Should that occur, we can expect that our sales, net income and cash flows will be negatively impacted. While the governmental organizations of the United States, as well as governments across the world, are implementing emergency economic measures and announcing the consideration of additional emergency economic assistance packages, it is unclear what impact they are having, and will have, on the economy in the United States and worldwide.  Great uncertainty surrounds the length of time this disease will continue to spread, the potential effect the disease, or the fear of the disease, could have on any area of our business operations, the number of people it will impact, directly and indirectly, and the extent governments will continue to impose, or add additional, quarantines, curfews, travel restrictions and closures of restaurants and other foodservice establishments.  In addition, even following control of the disease and the end of the pandemic, the economic dislocation caused by the disease to so many people may linger and be so significant that consumers’ focus could be directed away from spending for products such as ours for an extended period of time. In addition, if the economy does not begin recovering and foodservice revenues do not increase, there could be financial stress on the Company which may require the Company to take additional measures appropriate under those circumstances. For all of these reasons, the impact on sales, net income and cash flows can be significant depending on the items mentioned above but at this time we cannot quantify the specific extent of the impact this disease will have on our sales, net income and cash flows.

Index

We Have a History of Losses Requiring Us to Seek Additional Sources of Capital.

As of December 31, 2020, we had an accumulated deficit of $32,399,793. We cannot assure you that we can achieve profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, or other extraordinary events occur, we will incur losses. Our possible success is dependent upon the successful development and marketing of our services and products, as well as continued expansion of our products and customers, as to which we can give no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel, marketing and promotions, reduced margins caused by competitive pressures and other economic and non-economic factors. These conditions may have a materially adverse effect upon us or may force us to curtail operations. In addition, we could require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. We can give no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Our inability in such instance to obtain sufficient funds from our operations or external sources could require us to curtail operations.

We Have Historically Derived Substantially Most of Our Revenue From One Client and if We Were to Lose Such Client and Be Unable to Generate New Sales to Offset Such Loss, We May Be Forced to Cease or Curtail Our Operations.

In 2003, Next Day Gourmet initially contracted with our subsidiary, Food Innovations, to handle the distribution of over 3,000 perishable and specialty food products to customers of USF.  Effective January 1, 2018, we executed a contract amendment between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods which provides for no limit on automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew. Our sales through USF’s sales force generated gross revenues for us of $20,748,819 in the year ended December 31, 2020, and $33,076,220 in the year ended December 31, 2019.  Those amounts contributed 40% and 57% of our total sales for each of 2020 and 2019, respectively. Our sales efforts within specialty foodservice are for the most part substantially dependent upon the efforts of the USF sales force. Although we have generated revenues from additional customers other than USF, if our relationship with USF were to be materially changed and we are unable to generate substantial new sales to offset such loss, we may be forced to significantly curtail our operations.

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

The Loss of Availability of our Bank Loans Could Adversely Impact our Business and Financial Condition.

We currently have multiple loans with Fifth Third Bank. All of these contain cross-default provisions which means that all outstanding borrowings can be accelerated and can become immediately due and payable in the event of a default in any of such loans, which includes, among other things, failure to comply with certain financial covenants, one of which was not met at year end, or breach of representations contained in the loan documents, defaults under other loans or obligations or involvement in bankruptcy proceedings (as such terms are defined in the loan documents). We are also subject to negative covenants which, during the life of the loans, prohibit and/or limit us from, among other things, incurring certain types of other debt, acquiring other companies, making certain expenditures or investments, and changing the character of our business. Any material change to the business and economic landscape negatively impacting our business, including among other things, an outbreak of infectious disease, a pandemic or a similar public health threat, such as the COVID-19 outbreak, could adversely impact our ability to comply with such covenants. Our failure to comply with such covenants or any other breach of the loan documents could cause a default and we may then be required to repay all of such borrowings with capital from other sources. Under these circumstances, other sources of capital may not be available or may be available only on unfavorable terms. In the event of a default, it is possible that our assets and certain of our subsidiaries’ assets may be attached or seized by the lenders. Any (i) failure by us to comply with the covenants or other provisions of the loan documents, (ii) difficulty in securing any required future financing, or (iii) any such seizure or attachment of assets could have a material adverse effect on our business and financial condition.

Index

The Recent Acquisition of Substantially All of the Assets of igourmet LLC and Mouth Foods, Inc. Could Create Additional Risks to Our Business.

On January 23, 2018, our subsidiary, Innovative Gourmet LLC, acquired substantially all of the assets of igourmet, LLC.  On July 6, 2018, our subsidiary, M Innovations LLC, acquired substantially all of assets of Mouth Foods, Inc. These businesses are very seasonal in nature, which generates certain operational considerations and could exacerbate the seasonality of our business.  To wit, if Innovative Gourmet or Mouth does not have a strong holiday season, it likely will not be successful. In addition, while our subsidiary acquired only certain discrete liabilities of igourmet LLC, creditors of igourmet or Mouth may seek to impose liability on us or our subsidiaries, the payment of which, if required, could impair our cash flow and even if there may be no actual liability or responsibility to pay such claims, our challenge to such claims could involve significant legal fees and be a distraction to our management.  The business model of the assets acquired from igourmet LLC and Mouth differ from our current businesses and operations, and therefore the success of its operations and its business model may create unforeseen complications requiring the use of our limited resources to resolve.

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

Index

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

Shortages in supplies of the food products we sell may impair our ability to provide our services. Our vendors are independent and we cannot guarantee their future ability to source the products that we sell. Many of our products are wild-caught, and we cannot guarantee their availability in the future. Unforeseen strikes and labor disputes as well as adverse weather conditions may result in our inability to deliver our products in a timely manner. Also, if our suppliers fail to supply quality product in a timely and effective manner it could lead to an increase in recalls and customer litigation against us which could harm our brands’ images and negatively affect our business and operating results.  The success of our business depends, in part, on our ability to timely and effectively deliver merchandise (e.g.  fresh products) to our customers. We cannot control all of the various factors that might affect our fulfillment rates in direct-to-customer sales.  We are heavily dependent upon one national carrier for the delivery of our fresh products to our customers. Accordingly, we are subject to risks, including labor disputes, union organizing activity, inclement weather, technology breakdowns, natural disasters, the closure of their offices or a reduction in operational hours due to an economic slowdown or health related crisis, possible acts of terrorism, their ability to provide delivery services to meet our shipping needs, disruptions or increased fuel costs, and costs associated with any regulations to address climate change. Since our customers rely on us to deliver their orders daily or within 24-72 hours, delivery delays could significantly harm our business.

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

Index

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

Index

We May be Exposed to Risks and Costs Associated with Credit Card Fraud and Identity Theft that could Cause Us to Incur Unexpected Expenses and Loss of Revenue.

An increasing portion of our customer orders are placed through our e-commerce websites and a significant portion of our orders are submitted via networked applications. In addition, a significant portion of sales made through our retail channel require the collection of certain customer data, such as credit card information. In order for our sales channels to function and develop successfully, we and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information, securely over public networks. Third parties may have the technology or knowledge to breach the security of customer transaction data. Although we take the security of our systems and the privacy of our customers’ confidential information extremely seriously, we cannot guarantee that our security measures will effectively prevent others from obtaining unauthorized access to our information and our customers’ information. Any person who circumvents our security measures could destroy or steal valuable information or disrupt our operations. Any security breach could cause consumers to lose confidence in the security of our websites and choose not to purchase from us. Any security breach could also expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and harm our reputation, any of which could harm our business.

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

Since we do Not Intend to Pay Any Cash Dividends on Our Shares of Common Stock, Our Stockholders Will Not be Able to Receive a Return on Their Shares Unless They Sell Them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them at a price higher than that which they initially paid for such shares.

Index

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

We will remain a smaller reporting company until the beginning of a year in which we had a public float of $250 million held by non-affiliates or revenues below $100 million and a public float below $700 million, in each case as determined as of the last business day of the second quarter of the prior year.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price, for warrants or options or conversion price for convertible notes, of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●that a broker or dealer approve a person’s account for transactions in penny stocks; and

●the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●obtain financial information and investment experience objectives of the person; and

●make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●Sets forth the basis on which the broker or dealer made the suitability determination, and

●that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

On November 8, 2019 the Company, through a newly formed wholly-owned subsidiary, purchased a logistics and warehouse facility (the “Facility”) for $4.5 million. The Facility is approximately 200,000 square feet and is situated on approximately 15 acres in Mountain Top, Pennsylvania. The Facility’s appraised value by a third party appraisal firm in 2021 was $9,400,000. Related to the Facility purchase, the Company entered into a commercial loan agreement for both the purchase price and planned improvements to the Facility. The amount of the loan was $5,500,000, of which the Company drew down $3,600,000 for the acquisition of the Facility; the lender was Fifth Third Bank and the loan is secured by a mortgage on the property and other Company assets. The interest on the loan is LIBOR plus 2.75%, with interest only payments due through September 30, 2020, thereafter with principal amortized over 20 years and maturity on September 2, 2025. Related to Facility purchase, the Company also acquired certain leases from certain tenants of the Facility, all of which were in good standing at the time of purchase.

On October 5, 2020, the Company completed work to upgrade the Facility at a cost of $2,231,458 in order to better support the Company’s focus on e-commerce and logistics.

Index

ITEM 3. Legal Proceedings

On September 16, 2019, an action (the “PA Action”) was filed in the Court of Common Pleas of Philadelphia County, Trial Division, against, among others, the Company and its wholly-owned subsidiaries, Innovative Gourmet LLC and Food Innovations, Inc. Since that time, other parties involved in the incident have joined as plaintiffs in the PA Action.  The complaint in the PA Action alleges, inter alia, wrongful death and negligence by a driver employed by Innovative Gourmet and indicates a demand and offer to settle for fifty million dollars. We expect that should a settlement occur the amount to resolve the Action would be substantially lower. The Company and its subsidiaries had auto and umbrella insurance policies, among others, that were in effect for the relevant period. While the initial response from the relevant insurance companies has been to provide coverage only under an auto policy (which has been fully tendered) and umbrella policy that covers one of the Company’s subsidiaries, we intend to further aggressively pursue the Company’s and its subsidiaries’ insurance coverage under their umbrella and other available policies. The Company has brought an action for declaratory judgement against one of the insurance companies under which it had an umbrella policy so that the court can compel it to provide liability coverage. In addition, the Company has been defending this action and believes that the likely outcome would result in the liabilities being covered by its insurance carriers. However, if the Company was found responsible for damages in excess of its available insurance coverage, such damages in excess of the coverage could have a material adverse effect on the Company’s operations. On July 16, 2020, the court granted the Company's motion to stay the case through the final adjudication of an additional pending legal proceeding against the driver in connection with the events related to the case. It is not anticipated that the Company and its subsidiaries will be a party to any other legal proceedings in connection with this matter.

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

Not Applicable.

Index

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prices for our common stock are quoted on the OTCQB. Since March 2004, our common stock has traded under the symbol “IVFH”.  Prior thereto, our common stock traded under the symbol “FBSN”.   35,371,480 shares of our common stock were outstanding as of April 15, 2021.

Security Holders

On April 15, 2021, there were approximately 56 record holders of our common stock.  In addition, we believe there are at least several hundred additional beneficial owners of our common stock whose shares are held in “street name.”

Dividends

We have not paid dividends during the three most recently completed fiscal years, and have no current plans to pay dividends on our common stock. We currently intend to retain all earnings, if any, for use in our business.

Recent Sales and Other Issuances of Our Equity Securities

During the year ended December 31, 2020, the Company had the following equity related, nonregistered transactions:

On January 29, 2020, the Company issued 38,943 shares of common stock with a fair value of $17,135 to an employee as a bonus.

On January 10, 2020, the Company issued 2,381 shares of common stock with a fair value of $1,119 to a service provider as payment for services.

On February 3, 2021, the Company issued an additional 2,381 shares of common stock with a fair value of $1,167 to a service provider as payment for services.

During the year ended December 31, 2020, the Company accrued the amount of $276,387 representing 775,748 shares of common stock issuable at an average price of $0.356 per share to its Chief Executive Officer pursuant to his compensation agreement.

During the year ended December 31, 2020, the Company accrued the amount of $17,116 representing 38,892 shares of common stock issuable at an average price of $0.44 per share to its Chief Strategy Officer pursuant to his compensation agreement.

During the year ended December 31, 2020, the Company accrued the amount of $35,000 to each of two directors (a total of $70,000) representing 69,928 shares of common stock issuance to each director (a total of 139,856 shares) pursuant to their service agreements.

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

Index

Dilutive Securities

December 31, 2020

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company as of December 31, 2020:

		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Price	of Options	Life (years)
$0.60	50,000	4.99
$0.62	360,000	1.00
$0.85	540,000	2.84
$1.00	50,000	4.99
$1.10	75,000	0.37
$1.20	1,050,000	2.84
$1.50	125,000	1.00
$1.02	2,250,000	2.82

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2020, the following shares are issuable pursuant to outstanding stock options, warrants, and rights issued under the 2011 Stock Option Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,250,000		$1.02		93,580,000
Equity compensation plans not approved by shareholders	-	$	N/A	$	N/A

Index

ITEM 6. Selected Financial Data

Not Applicable.

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

(a) Warrants:

There were no warrants outstanding at December 31, 2020 and 2019.

(b) Embedded conversion features of notes payable:

There were no outstanding convertible notes outstanding at December 31, 2020 and 2019:

(c)   Stock options:

The Company accounts for options in accordance with FASB ASC 718-40.  Options are valued upon issuance utilizing the Black-Scholes valuation model.  Option expense is recognized over the requisite service period of the related option award.  The following table illustrates certain key information regarding our options and option assumptions at December 31, 2020 and 2019:

	December 31,
	2020		2019
Number of options outstanding		2,250,000		2,525,000
Value at December 31		N/A		N/A
Number of options issued during the year		200,000		1,850,000
Value of options issued during the year		$16,498		$409,430
Number of options recognized during the year		200,000		1,850,000
Number of options exercised or expired during the year		475,000		375,000
Value of options recognized during the year		$142,512		$157,145
Revaluation (gain) during the period	$	N/A	$	N/A

Black-Scholes model variables:
Volatility		41.7-82.7%		59.38-63.16%
Dividends		0		0
Risk-free interest rates		0.37-1.37%		1.79-2.49%
Term (years)		3.00-5.00		3.00-4.93

Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $343,832 for doubtful accounts receivable at December 31, 2020, and $95,284 at December 31, 2019. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

Index

Income Taxes

The Company has a history of losses, and as such has recorded no liability for income taxes. Until such time as the Company begins to provide evidence that a continued profit is a reasonable expectation, management will not determine that there is a basis for accruing an income tax liability. These estimates have been accurate in the past. At December 31, 2020, the Company has a net operating loss carryforward of approximately $11,473,000.

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

Effective January 24, 2018, pursuant to an asset acquisition agreement (the “igourmet Asset Acquisition Agreement”), our wholly-owned subsidiary, Innovative Gourmet, LLC acquired substantially all of the assets and certain liabilities of igourmet LLC and igourmet NY LLC, privately-held New York limited liability companies located in West Pittston, Pennsylvania  and engaged in the sale, marketing, and distribution of specialty food and specialty food items through www.igourmet.com, online marketplaces, additional  direct-to-consumer platforms, distribution to foodservice, retail stores and other wholesale accounts, pursuant to the terms of an Asset Purchase Agreement. The consideration for and in connection with the acquisition consisted of:  (i) $1,500,000, which satisfied or reduced secured, priority and administrative debt of Sellers; (ii) in connection with and prior to the acquisition, our wholly-owned subsidiary, Food Funding, LLC (“Food Funding”), funded advances of $325,000 to Sellers on a secured basis, pursuant to certain loan documents and as bridge loans, which loans  were reduced by the proceeds of the Asset Purchase Agreement; (iii) the purchase for $200,000 of certain debt owed by Sellers, to be paid out of, if  available, Innovative Gourmet’s cash flow; (iv) potential contingent liability allocation for a percentage of Sellers’ approximately $2,300,000 of certain debt, not purchased or assumed by Innovative Gourmet, which  under certain circumstances, Innovative Gourmet may determine to pay; and (v) additional purchase price consideration of (a) up to a maximum of $1,500,000, if EBITDA of Innovative Gourmet reaches $800,00 in 2018, (b) up to a maximum of $1,750,000, if EBITDA of Innovative Gourmet in 2019 exceeds its EBITDA in 2018 by at least 20% and if its EBITDA reaches $5,000,000; and (c) up to a maximum of $2,125,000, if EBITDA of Innovative Gourmet in 2020 exceeds its EBITDA in 2019 by at least 20% and if its EBITDA reaches $8,000,000. The EBITDA based earnout shall be paid 37.5% in cash, 25% in IVFH shares valued at the time of the closing of this transaction and 37.5%, at Innovative Gourmet’s option, in IVFH shares valued  at the time of the payment of the earnout or in cash. The 2018, 2019 and 2020 earnout milestones were not met. In connection with the acquisition, our wholly-owned subsidiary, Food Funding, purchased Seller’s senior secured note at a price of approximately $1,187,000, pursuant to the terms of a Loan Sale Agreement with UPS Capital Business Credit.  That note was reduced by the proceeds of the Asset Purchase Agreement.  See Item (i) above.

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

Transactions With a Major Customer

Transactions with a major customer and related economic dependence information is set forth (1) following our discussion of Liquidity and Capital Resources, (2) under the heading Major Customer in Note 19 to the Consolidated Financial Statements, and (3) in Business – Relationship with U.S. Foods, and (4) as the second item under Risk Factors.

RESULTS OF OPERATIONS

This discussion may contain forward looking-statements that involve risks and uncertainties. Our future results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Revenue

Revenue decreased by $6,226,938 or approximately 10.8% to $51,676,028 for the year ended December 31, 2020 from $57,902,966 prior year. The decrease in revenue is primarily attributable to a decrease in specialty foodservice revenues which was driven by the nationwide closures of restaurants and other foodservice establishments related to COVID-19. The decline in specialty foodservice was partially offset with revenues increases mainly associated with e-commerce. The increases in e-commerce revenues were driven by the Company’s ability to increase sales at its e-commerce properties and convert significant shifts in e-commerce specialty food, supermarket trends, and e-commerce grocery trends, driven initially by the COVID-19 pandemic, into e-commerce revenues.

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

Index

Cost of goods sold

Our cost of goods sold for the year ended December 31, 2020 was $37,859,500, a decrease of $3,395,576 or approximately 8.2% compared to cost of goods sold of $41,255,076 for the year ended December 31, 2019. Cost of goods sold was made up of the following expenses for the year ended December 31, 2020: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $24,092,859; shipping, delivery, handling, and purchase allowance expenses in the amount of $13,072,457; and cost of goods associated with logistics of $694,184. Total gross margin was approximately 27% of sales in 2020 compared to approximately 29% of sales in 2019.  The decrease in gross margins from 2019 is primarily attributable to variation in product and revenue mix across our various selling channels including a decrease in higher gross margin revenues associated with National Brand Management and lower gross margins associated with foodservice revenues including revenue and margin variations driven by the COVID-19 pandemic.

In 2020, we continued to price our products in order to gain market share and increase the number of our end users and ecommerce customers. We currently expect, if market conditions and our product revenue mix remain constant, that our cost of goods sold may increase and our gross margin decrease.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $3,067,690 or approximately 18.6% to $19,531,818 during the year ended December 31, 2020 compared to $16,464,128 for the year ended December 31, 2019. The increase in selling, general, and administrative expenses was primarily due to an increase in advertising and marketing costs of $1,370,345, increases in payroll and related costs of approximately $1,386,169 (net of an increase in non-cash compensation in the amount of $111,258), an increase in IT and computer costs of $210,456, an increase in insurance costs of $176,485 an increase in banking and credit card fees of $272,364, an increase in bad debt expense of $218,862, , an increase in office, facilities, and vehicles costs $133,842, and an increase in taxes of $98,290. These increases were partially offset by a decrease in amortization and depreciation of $530,157 and a decrease in professional fees of $25,048. The increases were driven mainly by additional costs including increases in costs including warehouse fulfillment costs associated with COVID-19, increased costs associated with additional personnel mainly related to warehouse operations, overall employee costs and insurance costs, increased legal, accounting, facility and IT costs including costs associated with the planned launch of new websites, and increased advertising associated with increased spending in digital marketing related to certain of the Company’s e-commerce websites.

Impairment of goodwill and intangible assets

During the year-ended December 31, 2020, the Company performed impairment tests of our goodwill and intangible assets that incorporated the use of a discounted cash flow model that involves many management assumptions that are based upon future growth projections which include estimates of COVID-19’s impact on our business. Assumptions include estimates of future revenues, growth rates which take into account estimated inflation rates, estimates of future levels of gross profit and operating profit, projected capital expenditures and discount rates based upon industry and competitor analyses. As a result of impairment tests, the Company was required by applicable accounting rules to record an impairment of goodwill and intangible assets in the aggregate amount of $1,698,952. At December 31, 2020, the net carrying value of goodwill and other intangible assets on the Company’s balance sheet is $1,633,202.  There was no such comparable charge during the prior period.

Other leasing income

On November 8, 2019 the Company purchased a logistics and warehouse facility located in Mountain Top, Pennsylvania. During the year ended December 31, 2020, the Company recognized revenue in the amount of $43,810 in connection with the lease of space in this facility compared to $3,125 during the year ended December 31, 2019. The increase was due to the Company recognizing a full year of activity during 2020 compared to the period from November 8, 2019 to December 31, 2019 during the prior year.

Gain on settlement of contingent liabilities

During the year ended December 31, 2019, the Company recorded a gain on settlement of contingent liabilities in the amount of $132,300 in connection with potential additional consideration under the igourmet Asset Purchase Agreement. There was no comparable transaction during the current year.

Gain on disposal of fixed assets

During the year ended December 31, 2020, the Company recorded a gain on the sale of warehouse equipment in the amount of $7,984, compared to a gain on sale of equipment of $12,495 during the prior period. This type of transaction occurs infrequently.

Index

Interest expense, net

Interest expense, net of interest income, increased by $193,661 or approximately 177.8% to $302,576 during the year ended December 31, 2020, compared to $108,915 during the year ended December 31, 2019.  The increase was due primarily to an increase in interest accrued or paid on the Company’s commercial loans and notes payable in the amount of $182,640 from $114,257 during the year ended December 31, 2019 to $296,897 during the year ended December 31, 2020. The Company also recorded interest expense in connection with the amortization of prepaid loan fees in the amount of $12,560 during the year ended December 31, 2020 compared to $1,819 during the prior period, an increase of $10,741. Interest income was $6,831 during the year ended December 31, 2020, a decrease of $330 compared to interest income of $7,161 during the prior year.

Net (loss) income

For the reasons above, the Company had a net loss for the year ended December 31, 2020 of $7,665,024 compared to a net income of $222,767 during the year ended December 31, 2019. The loss for the year ended December 31, 2020 includes a total of $3,159,751 in non-cash charges, including impairment of intangible assets in amount of $1,698,952; amortization of intangible assets in the amount of $212,902; depreciation expense of $491,039; charges for non-cash compensation in the amount of $525,436; and amortization of prepaid loan fees of $12,560. The income for the year ended December 31, 2019 includes a total of $1,650,096 in non-cash charges, including amortization of intangible assets in the amount of $899,757, depreciation expense of $334,342, charges for non-cash compensation in the amount of $414,178, and amortization of prepaid loan fees of $1,819.

Liquidity and Capital Resources at December 31, 2020

As of December 31, 2020, the Company had current assets of $11,446,921, consisting of cash and cash equivalents of $5,060,015; trade accounts receivable of $2,380,305; inventory of $3,719,786; and other current assets of $286,815.  Also at December 31, 2020, the Company had current liabilities of $12,207,022, consisting of trade payables and accrued liabilities of $5,098,523, accrued interest of $28,873, deferred revenue of $2,917,676, line of credit of $2,000,000, current portion of notes payable (net of discount) of $1,741,571, current portion of operating leases of $87,375, current portion of financing leases of $146,004, and current portion of contingent liabilities of $187,000.

During the year ended December 31, 2020, the Company had cash used in operating activities of $1,759,883.  Cash flow used in operations consisted of the Company’s consolidated net loss of $7,665,024 subtracted by impairment of intangible assets of $1,698,952, depreciation and amortization of $703,941, non-cash compensation in the amount of $525,436, amortization of right-of-use assets of $161,926, provision for doubtful accounts of $254,899, and amortization of prepaid loan fees in the amount of $12,560. These amounts were partially offset by a gain on the disposition of fixed assets in the amount of $7,984. The Company’s cash position increased by $2,555,411 as a result of changes in the components of current assets and current liabilities.

The Company had cash used in investing activities of $450,387 for the year ended December 31, 2020, which consisted of cash paid for the acquisition of property and equipment in the amount of $431,137, and cash paid for the acquisition of intangible assets in the amount of $19,250.

The Company had cash provided by financing activities of $3,304,235 for the year ended December 31, 2020, which consisted of proceeds for a line of credit in the amount of $2,000,000 and proceeds from a PPP loan in the amount of $1,650,221; these amounts were partially offset by principal payments on loans and notes payable in the amount of $278,668 and principal payments on financing leases in the amount of $67,318. The Company currently anticipates that up to 100% of this PPP loan will be eligible for government forgiveness under the PPP program, although there is no assurance of such eligibility.

The Company had net working capital deficit of $760,101 as of December 31, 2020. The Company had cash used in operations during the year ended December 31, 2020 in the amount of $1,759,883. This compares to cash generated from operating activities of $1,594,647 during the year ended December 31, 2019.  The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines.  Currently, we do not have any material long-term obligations other than those described in Notes 12, 13 and 14 to the financial statements included in this report. As we seek to increase our sales of new items and enter new markets, acquire new businesses as well as identify new food oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification, although no assurance can be given that such growth will occur.

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

2021 Plans

As 2020 began we put together a plan which we expected to try to implement in 2020. Those plans are described in the paragraphs below. However, in the interim period since those plans were prepared, as described above in “Business – Growth Strategy”, “Risk Factors” and elsewhere in this Report, in 2020 the world has been in the grip of a pandemic which has wreaked havoc on economies world-wide, including in the U.S., which is our primary market. As a result of the pandemic, restaurants, hotels, country clubs, casinos, catering houses and other of our primary customers have either been closed completely or are only partially open with significantly reduced operations. Accordingly, Foodservice revenues, which historically have been a significant overall portion of our revenues have been significantly reduced as most foodservice establishments cross the United States closed or had limited operations. As a result, Foodservice revenue commencing in the second half of March 2020 and continuing throughout the year experienced unprecedented declines.

Conversely, we have experienced significant growth in our on-line e-commerce revenues as overall e-commerce grew and as demand for food products continued across the United States. Accordingly, we have focused our resources on meeting the growth of e-commerce revenues. While the percentage increase in e-commerce revenues was strong, the additional e-commerce revenues did not exceed the decrease in foodservice revenues commencing in the second half of March 2020 and continuing throughout the year and overall revenues and profits declined for that time frame.

In April 2020 we applied for and received a loan of approximately $1.6 million under a program established under a recent congressionally approved program which is administered by the U.S. Small Business Administration. In 2021 we applied for and received $1,748,414 in new loans under a similar government program administered by the U.S. Small Business Administration. In addition, between the government loans, the potential forgiveness of the government loans, cash on hand and our current expectations of incoming revenues, we believe we have sufficient resources to continue operating for at least the next 12 months. However, as we cannot predict at this time when quarantines, curfews, stay in place orders, and closures of non-essential businesses will end and general economic activity will resume, we cannot predict when our business will return to its pre-pandemic norms and the amount of economic stress we would experience. While we intend to continue to focus on executing on our strategic growth plans, given the current economic conditions, we are not able to determine the exact timeframe in 2021, if at all, that we can then again consider fully implementing portions of the plans described below.

During 2021, we plan to attempt to expand our business by expanding our focus to additional specialty foods markets. In addition, we will continue exploring potential acquisition and partnership opportunities and continue to extend our focus in the specialty food market through the growth of the Company’s existing sales channels and through a variety of additional potential sales channel relationships. In addition, we are currently exploring the introduction of, or have introduced into the market, a variety of new product categories and new product lines, including private label products and proprietary branded products to leverage our existing foodservice and consumer customer base.

Furthermore, the Company intends to continue to expand its activities in the direct to consumer space and the overall consumer packaged goods (CPG) space through leveraging the assets acquired from igourmet LLC and Mouth Foods, Inc. and through leveraging its overall capabilities in the consumer space, including leveraging its direct to consumer e-commerce capabilities to reach both additional customers in multiple channels, and to expand availability of its e-commerce capabilities to additional products and markets.

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

Index

Transactions with Major Customers

The Company's largest customer, U.S. Foods, Inc. and its affiliates, accounted for approximately 40% and 57% of total sales in each of the years ended December 31, 2020 and 2019; and approximately 32% of total sales in the fourth quarter of 2020 compared to 50% of total sales in the fourth quarter of 2019.   A contract between our subsidiary, Food Innovations, and USF entered an optional renewal period in December 2012 but was automatically extended for an additional 12 months in each of January 1, 2013 and 2014.  On January 26, 2015 we executed a contract directly between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods, Inc.  The term of the Agreement was from January 1, 2015 through December 31, 2016 and provided for a limited number of automatic annual renewals thereafter if no party gives the other 30 days' notice of its intent not to renew.  Based on the terms, the Agreement was extended through 2018. Effective January 1, 2018 the Agreement was further amended to remove the cap on renewals, and provide for an unlimited number of additional 12-month terms unless either party notifies the other in writing, 30 days prior to the end date, of its intent not to renew.

Index

ITEM 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:

Innovative Food Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Innovative Food Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill, Amortizable and Unamortizable Intangible Assets

As described in Note 9 to the consolidated financial statements, these assets are evaluated for impairment at least annually using valuation techniques to estimate fair value. The adverse impact of COVID-19 pandemic to the Company’s foodservice customer base was a triggering event and accordingly, the Company performed the impairment tests during the first quarter of 2020. The Company engaged a valuation specialist to assist in evaluating the fair values of these assets. These fair value estimates are sensitive to certain significant assumptions including future revenues, growth rates which take into account estimated inflation rates, estimates of future levels of gross profit and operating profit, projected capital expenditures and discount rates based upon industry and competitor analyses used by the valuation specialist.

Auditing management’s goodwill, amortizable and unamortizable intangible assets impairment tests was highly judgmental due to the significant assumptions used by management and the valuation methodologies used the valuation specialist in determining the fair values of these assets.

To test the estimated fair values of the goodwill, amortizable and unamortizable intangible assets, we performed audit procedures that included, among others, evaluating the methodologies used in the valuation model and the significant assumptions used by the Company and the valuation specialist.

Index

Contingencies

As described in Note 18 to the consolidated financial statements, the Company is involved in a number of legal proceedings and has made accruals with respect to certain of these matters. Where a liability is reasonably possible and may be material, such matters have been disclosed. Management exercised judgment and assessed the probability of occurrence based on the ability to predict the number of claims that may be filed and whether it can reasonably estimate any loss or range of loss that may arise from that proceeding.

Auditing management’s accounting for, and disclosure of, loss contingencies was highly judgmental as it involved our assessment of the significant judgments made by management when assessing the probability of occurrence or when determining whether an estimate of the loss or range of loss could be made.

To test the Company’s assessment of the probability of occurrence or determination of an estimate of loss, or range of loss, among other procedures, we read the legal documentations, reviewed opinions provided to the Company by certain outside legal counsel, read letters received directly by us from external counsel, and evaluated the current status of contingencies based on discussions with legal counsel. We also evaluated the appropriateness of the related disclosures.

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

We have served as the Company’s auditor since 2012

Boynton Beach, Florida

April 15, 2021

Index

Innovative Food Holdings, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019

ASSETS
Current assets
Cash and cash equivalents	$5,060,015	$3,966,050
Accounts receivable, net	2,380,305	3,309,830
Inventory	3,719,786	2,350,622
Other current assets	286,815	273,689
Total current assets	11,446,921	9,900,191

Property and equipment, net	8,550,401	6,645,389
Investments	496,575	435,225
Right of use assets, operating leases, net	246,737	193,733
Right of use assets, finance leases, net	776,439	174,631
Other amortizable intangible assets, net	100,380	1,342,741
Goodwill and other unamortizable intangible assets	1,532,822	2,183,065
Total assets	$23,150,275	$20,874,975

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$5,098,523	$4,009,956
Accrued interest	28,873	16,973
Deferred revenue	2,917,676	499,776
Line of Credit	2,000,000	-
Notes payable - current portion, net of discount	1,741,571	727,766
Lease liability - operating leases, current	87,375	133,296
Lease liability - finance leases, current	146,004	29,832
Contingent liability - current portion	187,000	187,000
Total current liabilities	12,207,022	5,604,599

Lease liability - operating leases, non-current	159,362	60,437
Lease liability - finance leases, non-current	638,137	154,905
Contingent liability - long-term	116,600	156,600
Note payable - long term portion, net	6,151,345	3,881,037
Total liabilities	19,272,466	9,857,578

Commitments & Contingencies (see note 18)	-	-

Stockholders' equity
Common stock: $0.0001 par value; 500,000,000 shares authorized; 38,209,060 and 37,210,859 shares issued, and 35,371,480 and 34,373,279 shares outstanding at December 31, 2020 and December 31, 2019, respectively	3,817	3,718
Additional paid-in capital	37,415,155	36,889,818
Treasury stock: 2,623,171 and 2,623,171 shares outstanding at December 31, 2020 and December 31, 2019, respectively.	(1,141,370)	(1,141,370)
Accumulated deficit	(32,399,793)	(24,734,769)
Total stockholders' equity	3,877,809	11,017,397

Total liabilities and stockholders' equity	$23,150,275	$20,874,975

See notes to consolidated financial statements.

Index

Innovative Food Holdings, Inc.

Consolidated Statements of Operations

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019

Revenue	$51,676,028	$57,902,966
Cost of goods sold	37,859,500	41,255,076
Gross margin	13,816,528	16,647,890

Selling, general and administrative expenses	19,531,818	16,464,128
Impairment of intangible assets	1,698,952	-
Total operating expenses	21,230,770	16,464,128

Operating (loss) income	(7,414,242)	183,762

Other income (expense):
Other leasing income	43,810	3,125
Gain on settlement of contingent liability	-	132,300
Gain on sale of fixed assets	7,984	12,495
Interest expense, net	(302,576)	(108,915)
Total other income (expense)	(250,782)	39,005

Net (loss) income before taxes	(7,665,024)	222,767

Provision for Income tax expense	-	-

Net (loss) income	$(7,665,024)	$222,767

Net (loss) income per share - basic	$(0.22)	$0.01

Net (loss) income per share - diluted	$(0.22)	$0.01

Weighted average shares outstanding - basic	34,871,785	34,116,335

Weighted average shares outstanding - diluted	34,871,785	34,116,335

See notes to consolidated financial statements.

Index

Innovative Food Holdings, Inc.

Consolidated Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019

Cash flows from operating activities:
Net (loss) income	$(7,665,024)	$222,767
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Impairment of intangible assets	1,698,952	-
Depreciation and amortization	703,941	1,234,098
Amortization of right-of-use asset	161,926	187,254
Amortization of prepaid loan fees	12,560	1,819
Stock based compensation	525,436	414,178
Gain on settlement of contingent liability		(132,300)
Gain on sale of fixed assets	(7,984)	(12,495)
Provision for doubtful accounts	254,899	36,037

Changes in assets and liabilities:
Accounts receivable, net	674,626	(366,611)
Inventory and other current assets, net	(1,443,640)	(153,633)
Accounts payable and accrued liabilities	1,108,451	414,326
Deferred revenue	2,417,900	(59,539)
Contingent liabilities	(40,000)	(4,000)
Operating lease liability	(161,926)	(187,254)
Net cash (used in) provided by operating activities	(1,759,883)	1,594,647

Cash flows from investing activities:
Cash paid for website development	(19,250)	-
Cash received from the sale of fixed assets	-	12,495
Acquisition of property and equipment	(431,137)	(1,049,604)
Purchase of intangible assets	-	(84,000)
Investment in food related company	-	(60,200)
Net cash used in investing activities	(450,387)	(1,181,309)

Cash flows from financing activities:
Sales of common stock	-	250,000
Cash paid for acquisition of treasury stock	-	(125,000)
Loan fees related to building acquisition financing	-	(72,916)
Cash paid in settlement of contingent liabilities in connection with acquisitions	-	(350,576)
Proceeds from line of credit	2,000,000	-
Proceeds from Payroll Protection Plan Loan	1,650,221	-
Principal payments on debt	(278,668)	(880,752)
Principal payments financing leases	(67,318)	(27,861)
Net cash provided by (used in) financing activities	3,304,235	(1,207,105)

Increase (decrease) in cash and cash equivalents	1,093,965	(793,767)

Cash and cash equivalents at beginning of year	3,966,050	4,759,817

Cash and cash equivalents at end of year	$5,060,015	$3,966,050

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$201,679	$112,291

Taxes	$-	$-

Non-cash investing and financing activities:
Issuance of 131,136 shares of common stock previously accrued	$-	$93,666
Right of use assets and liabilities - operating, upon adoption of ASU 2016-02	$-	$338,581
Equipment financed under note payable	$1,900,000	$-
Return of equipment and reduction in amount due under equipment financing loan	$-	$33,075
Fair value of 19,048 shares of common stock issued for services	$-	$10,405
Increase in right of use assets & liabilities	$214,930	$193,734
Investment in food related company	$61,350	$60,500
Capital lease for purchase of fixed assets	$677,021	$81,223
Note payable for acquisition of land and building	$-	$3,600,000

See notes to consolidated financial statements.

Index

Innovative Food Holdings, Inc.

Consolidated Stockholders' Equity

For the Years Ended December 31, 2020 and 2019

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Amount	Value	Capital	Amount	Value	Deficit	Total

Balance at December 31, 2018	36,296,218	$3,627	$36,132,065	2,373,171	$(1,016,370)	$(24,957,536)	$10,161,786

Common stock issued for services	19,048	2	10,403	-	-	-	10,405
Common stock sold for cash	349,650	35	249,965	-	-	-	250,000
Issuance of shares to employees, previously accrued	131,136	13	93,653	-	-	-	93,666
Fair value of vested stock and stock options issued to management	414,807	41	403,732	-	-	-	403,773
Treasury stock acquired	-	-	-	250,000	(125,000)	-	(125,000)
Net income for the year ended December 31, 2019	-	-	-	-	-	222,767	222,767
Balance - December 31, 2019	37,210,859	$3,718	$36,889,818	2,623,171	$(1,141,370)	$(24,734,769)	$11,017,397

Fair value of vested stock and stock options	954,496	95	505,920	-	-	-	506,015
Fair value of shares issued to employees and service providers	43,705	4	19,417	-	-	-	19,421
Net (loss) for the year ended December 31, 2020	-	-	-	-	-	(7,665,024)	(7,665,024)
Balance - December 31, 2020	38,209,060	$3,817	$37,415,155	2,623,171	$(1,141,370)	$(32,399,793)	$3,877,809

See notes to consolidated financial statements.

Index

INNOVATIVE FOOD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Our business is currently conducted by our wholly owned subsidiaries, some of which are non-operating, Artisan Specialty Foods Group, Inc. (“Artisan”), Food Innovations (“FII”), Food New Media Group, Inc. (“FNM”), Organic Food Brokers (“OFB”), Gourmet Food Service Group, Inc. (“GFG”), Gourmet Foodservice Warehouse, Inc. (“GFW”), Gourmeting, Inc. (“Gourmeting”), The Haley Group, Inc. (“Haley”), Oasis Sales Corp. (“Oasis”),  4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.), (“Gourmet”), Innovative Food Properties, LLC (“IFP”), Innovative Gourmet, LLC (“Innovative Gourmet” or “igourmet”), Food Funding, LLC (“Food Funding”), Logistics Innovations, LLC (“L Innovations”), M Innovations, LLC (“M Innovations” or “Mouth”), P Innovations, LLC “(P Innovations”), and collectively with IVFH and its other subsidiaries, the “Company” or “IVFH”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All material intercompany transactions have been eliminated upon consolidation of these entities.

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

IFP was formed to hold the Company’s real estate holdings including the recently acquired facility in Mountaintop, Pennsylvania.

L Innovations provides 3rd party warehouse and fulfillment services out of its location at the Company’s PA facility.

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

igourmet has been in the business of providing D2C specialty food via e-commerce through its own website at www.igourmet.com and through other channels such as www.amazon.com, www.ebay.com, and www.walmart.com. In addition, igourmet.com offers a line of B2B specialty foodservice items. Products are primarily shipped directly from igourmet.com’s approximately 100,000 square feet warehouse in Pennsylvania via igourmet.com owned trucks and via third party carrier directly to thousands of customers nationwide.

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

Use of Estimates

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounts subject to estimate and judgements are accounts receivable reserves, income taxes, intangible assets, contingent liabilities, operating and finance right of use assets and liabilities, and equity based instruments. Actual results may differ from these estimates under different assumptions or conditions. We believe our estimates have not been materially inaccurate in past years, and our assumptions are not likely to change in the foreseeable future.

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

For revenue from product sales, the Company recognizes revenue in accordance with Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” 606. A five-step analysis must be met as outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Adoption of ASC 606 had no material effect on the Company’s financial statements.

Warehouse and logistic services revenue primarily comprises of inventory management, order fulfilment and warehousing services. Warehouse & logistics services revenues are recognized at the point in time when the services are rendered to the customer.

Disaggregation of Revenue

The following table represents a disaggregation of revenue by from sales for the years ended December 31, 2020 and 2019:

	Year Ended
	December 31,
	2020	2019
Specialty foodservice	$27,544,188	$45,377,343
E-Commerce	22,371,386	10,704,419
National Brand Management	1,099,735	1,645,051
Warehouse and Logistic Services	660,719	176,153
Total	$51,676,028	$57,902,966

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At December 31, 2020 and 2019, the Company had cash deposits in excess of applicable government mandated insurance limits in the amount of $3,385,113 and $2,559,503, respectively.  At December 31, 2020 and 2019, trade receivables from the Company’s largest customer amounted to 22% and 35%, respectively, of total trade receivables.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  Accounts receivable are presented net of an allowance for doubtful accounts of $343,832 and $95,284 at December 31, 2020, and 2019, respectively.

Property and Equipment

Property and equipment are valued at cost.  Depreciation is provided over the estimated useful lives up to five years using the straight-line method.  Leasehold improvements are depreciated on a straight-line basis over the term of the lease.

The estimated service lives of property and equipment are as follows:

Computer Equipment	3 years
Warehouse Equipment	5 years
Warehouse Equipment - Heavy	10 years
Office Furniture and Fixtures	5 years
Vehicles	5 years
Buildings	30 years

Inventories

Inventory is valued at the lower of cost or market and is determined by the first-in, first-out method.

Deferred Revenue

Certain customer arrangements in the Company's business such as gift cards and e-commerce subscription purchases result in deferred revenues when cash payments are received in advance of performance. Gift cards issued by the Company generally have an expiration of five years from date of purchase. The Company records a liability for unredeemed gift cards and advance payments for monthly club memberships, as cash is received, and the liability is reduced when the card is redeemed or product delivered.

Index

The following table represents the changes in deferred revenue as reported on the Company’s consolidated balance sheets:

Balance acquired as of December 31, 2018	$559,315
Cash payments received	132,858
Net sales recognized	(192,397)
Balance as of December 31, 2019	$499,776

Cash payments received	3,060,226
Net sales recognized	(642,326)
Balance as of December 31, 2020	$2,917,676

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

Index

Dilutive shares at December 31, 2020:

Convertible notes and interest

At December 31, 2020 there were no convertible notes outstanding.

Warrants

At December 31, 2020 there were no warrants outstanding.

Stock Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company at December 31, 2020

		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Price	of Options	Life (years)
$0.60	50,000	4.99
$0.62	360,000	1.00
$0.85	540,000	2.84
$1.00	50,000	4.99
$1.10	75,000	0.37
$1.20	1,050,000	2.84
$1.50	125,000	1.00
$1.02	2,250,000	2.82

Restricted Stock Awards

At December 31, 2020, there are 300,000 unvested restricted stock awards remaining from grants in a prior year. Those 300,000 restricted stock awards will vest as follows: 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days.

Stock-based compensation

During the year ended December 31, 2020, the Company incurred obligations to issue the following shares of common stock pursuant to employment agreements: an aggregate total of 775,748 shares of common stock to its Chief Executive Officer; 38,892 to its Director of Strategic Acquisitions, an aggregate total of 139,854 shares to board members; 38,943 shares to an employee.  These restricted stock grants are being amortized over their vesting periods of one to three years. During the year ended December 31, 2020, the amount of $380,638 was charged to operations in connection with these grants.  Also during the year ended December 31, 2020, the Company issued 4,762 shares of restricted common stock with a fair value of $2,286 to a service provider, and charged this amount to operations.

Dilutive shares at December 31, 2019:

Convertible notes and interest

At December 31, 2019 there were no convertible notes outstanding.

Warrants

At December 31, 2019 there are no warrants outstanding.

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

Options expense charged to operations during the year ended December 31, 2020 and 2019 are summarized in the table below:

	December 31,
	2020	2019

Option expense	$142,512	$157,145

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

Index

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

Leases

Commencing in January 2019, based upon new accounting pronouncements (described in greater detail below), the Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets (“ROU assets”) and short-term and long-term lease liabilities are included on the face of the consolidated balance sheet. Finance lease ROU assets are presented within other assets, and finance lease liabilities are presented within current and long-term liabilities.

ROU assets represent the right of use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component. For lease agreements with terms less than 12 months, the Company has elected the short-term lease measurement and recognition exemption, and it recognizes such lease payments on a straight-line basis over the lease term.

New Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU became effective for the Company on January 1, 2020. The amendments in this ASU were applied on a prospective basis. The adoption of this ASU had no material effect on our financial condition, results of operations, cash flows or financial disclosures.

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

Index

We adopted ASU 2016-02 in the first quarter of 2019 using the optional transition method and elected certain practical expedients permitted under the transition guidance, which, among other things, allowed us to not reassess prior conclusions related to contracts containing leases or lease classification. The adoption primarily affected our  consolidated balance sheet through the recognition of $338,581 of operating right-of-use assets and $338,581 of operating lease liabilities as of January 1, 2019. The adoption did not have a significant impact on our results of operations or cash flows. See Note 6 to our  consolidated financial statements for further discussion of the effects of the adoption of ASU 2016-02 and the associated disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU relates to the accounting for non-employee share-based payments. The amendment in this update expands the scope of Topic 718 to include all share-based payment transactions in which a grantor acquired goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The ASU excludes share-based payment awards that relate to: (1) financing to the issuer; or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts from Customers. The share-based payments are to be measured at grant-date fair value of the equity instruments that the entity is obligated to issue when the goods or service has been delivered or rendered and all other conditions necessary to earn the right to benefit from the equity instruments have been satisfied. This standard became effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We adopted the provisions of this ASU on January 1, 2019. The adoption had no impact on our results of operations, cash flows, or financial condition.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible Preferred Stock. As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. This standard is effective for us on January 1, 2022, including interim periods within such fiscal year. Adoption is either a modified retrospective method or a fully retrospective method of transition. We are currently assessing the impact the new guidance will have on our consolidated financial statements.

Management does not believe that any other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

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

Index

The consideration for and in connection with the acquisition consisted of (i) closing related cash payments of $208,355; (ii) additional revenue-based contingent liabilities valued by management at $100,000 related to certain future sales of purchased assets payable under the following terms: payment of 5% of certain revenues, with no payments on the first $500,000 of revenues and no payments on revenues after June 30, 2020; (iii) additional revenue based contingent liabilities of up to $185,000 associated with the purchase of certain debt of the seller; and (iv) additional contingent liability consideration valued by management at approximately $20,000. At December 31, 2020, the Company maintains contingent liabilities in the aggregate amount of $120,000 on its balance sheet in connection with the MFI APA.

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

The consideration for and in connection with the igourmet APA consisted of:  (i) $1,500,000, which satisfied or reduced secured, priority and administrative debt of sellers; (ii) in connection with and prior to the acquisition, our wholly-owned subsidiary, Food Funding, funded advances of $325,500 to sellers on a secured basis, pursuant to certain loan documents and as bridge loans, which loans  were reduced by the proceeds of the igourmet APA; (iii) the purchase for $200,000 of certain debt owed by sellers, to be paid out of, if  available, Innovative Gourmet’s cash flow; (iv) potential contingent liability allocation for a percentage of sellers’ approximately $2,300,000 of certain debt, not purchased or assumed by Innovative Gourmet, which  under certain circumstances, Innovative Gourmet may determine to pay; and (v) additional purchase price consideration of (a) up to a maximum of $1,500,000, if EBITDA of Innovative Gourmet reaches $800,000 thousand in 2018, (b) up to a maximum of $1,750,000, if EBITDA of Innovative Gourmet in 2019 exceeds its EBITDA in 2018 by at least 20% and if its EBITDA reaches $5,000,000; and (c) up to a maximum of $2,125,000, if EBITDA of Innovative Gourmet in 2020 exceeds its EBITDA in 2019 by at least 20% and if its EBITDA reaches $8,000,000. The additional purchase price consolidation milestone for 2018, 2019, and 2020 were not met. The EBITDA based earnout shall be paid 37.5% in cash, 25% in Innovative Food Holdings shares valued at the time of the closing of this transaction and 37.5%, at Innovative Gourmet’s option, in Innovative Food Holdings shares valued at the time of the payment of the earnout or in cash.

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

3. ACCOUNTS RECEIVABLE

At December 31, 2020 and 2019, accounts receivable consists of:

	2020	2019
Accounts receivable from customers	$2,724,137	$3,405,114
Allowance for doubtful accounts	(343,832)	(95,284)
Accounts receivable, net	$2,380,305	$3,309,830

During the years ended December 31, 2020 and 2019, the Company charged the amount of $254,899 and $36,037, respectively, to bad debt expense.

4. INVENTORY

Inventory consists of specialty food products.  At December 31, 2020 and 2019, inventory consisted of the following:

	2020	2019
Finished Goods Inventory	$3,719,786	$2,350,622

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

Index

On May 14, 2015, the Company purchased a building and property located at 2528 S. 27th Avenue, Broadview, Illinois 60155. The property consists of approximately 1.33 acres of land and approximately 28,711 square feet of combined office and warehouse space. The purchase price of $914,350 was initially financed primarily by a draw-down of $900,000 on the Company’s credit facility with Fifth Third Bank, National Association (“Fifth Third Bank”). On May 29, 2015, a permanent financing facility was provided by Fifth Third Bank in the form of a loan in the amount of $980,000. $900,000 of this amount was used to pay the balance of the credit facility; the additional $80,000 was used for refrigeration and other improvements at the property. The interest on the loan is at the LIBOR rate plus 3.0%.  The building is used for office and warehouse space primarily for the Company’s Artisan subsidiary. We have also recently completed an additional property improvement and upgrade buildout at the Artisan building which include a fully functional commercial test kitchen and training center and conference room. The test kitchen and training room will be used by Artisan and other subsidiaries of the Company for the purposes of new product testing and development and approval, Quality Assurance and Quality Control as well as sales presentations and customer demonstrations. In addition, we added a packaging room to the Artisan building, which is built to FDA, FSMA and SQF food safety standards and purchased new, technologically advanced semi-automated fillers for the packaging room. The packaging room addition will allow for expansion of private label product lines as well as packing of organic, non GMO, diet specific and other specialty foods. The test kitchen, packaging room and additional improvements were financed by a loan from Fifth Third Bank.

Depreciation on the building and the related improvements, furniture, fixtures, and equipment began when the Company occupied the facility in October, 2015.

On November 8, 2019 the Company, through a newly formed wholly-owned subsidiary, purchased a logistics and warehouse facility (the “Facility”) for $4.5 million. The Facility is approximately 200,000 square feet and is situated on approximately 15 acres in Mountain Top, Pennsylvania. The Facility’s appraised value by a third party appraisal firm in 2021 was $9,400,000. Related to the Facility purchase, the Company entered into a commercial loan agreement for both the purchase price and planned improvements to the Facility. The amount of the loan was $5,500,000, of which $3,600,000 had been utilized at December 31, 2019 in connection with the purchase of the Facility; the lender was Fifth Third Bank and the loan is secured by a mortgage on the property and other Company assets. The interest on the loan is LIBOR plus 2.75%, with interest only payments due through September 30, 2020, thereafter with principal amortized over 20 years with the balance due at maturity on September 2, 2025. Related to Facility purchase, the Company also acquired certain leases from certain tenants of the Facility, all of which were in good standing at the time of purchase. Depreciation on the building began when the Company commenced recognizing revenue from leasing and logistics services associated with the Facility. On October 5, 2020, the Company completed work to upgrade the Facility at a cost of $2,231,458 in order to better support the Company’s focus on e-commerce and logistics. Of the build out costs, $1,900,000 was funded by the loan described below (See Note 13).

A summary of property and equipment at December 31, 2020 and 2019 is as follows:

	December 31, 2020	December 31, 2019
Land	$1,256,895	$1,256,895
Building	7,191,451	4,959,993
Computer and Office Equipment	578,362	549,703
Warehouse Equipment	373,150	345,973
Furniture and Fixtures	938,471	894,628
Vehicles	109,441	117,785
Total before accumulated depreciation	10,447,770	8,124,977
Less: accumulated depreciation	(1,897,369)	(1,479,588)
Total	$8,550,401	$6,645,389

Depreciation and amortization expense for property and equipment amounted to $491,039 and $334,342 for the years ended December 31, 2020 and 2019, respectively.

6. RIGHT OF USE ASSETS AND LEASE LIABILITIES – OPERATING LEASES

The Company has operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 4 years, some of which include options to extend.

The Company’s lease expense for the years ended December 31, 2020 and December 31, 2019 was entirely comprised of operating leases and amounted to $171,624 and $202,551, respectively. The Company’s ROU asset amortization for the years ended December 31, 2020 and December 31, 2019 was $161,926 and $187,254, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

Index

Right of use assets – operating leases are summarized below:

December 31, 2020
Warehouse equipment	12,695
Office	186,302
Office equipment	1,812
Vehicles	45,928
Right of use assets, net	$246,737

Operating lease liabilities are summarized below:

December 31, 2020
Warehouse equipment	$12,695
Office	186,302
Office equipment	1,812
Vehicles	45,928
Lease liability	$246,737
Less: current portion	(87,375)
Lease liability, non-current	$159,362

Maturity analysis under these lease agreements are as follows:

Year ended December 31, 2021	$100,613
Year ended December 31, 2022	60,599
Year ended December 31, 2023	53,496
Year ended December 31, 2024	53,762
Year ended December 31, 2025	9,004
Thereafter	-
Total	$277,474
Less: Present value discount	(30,737)
Lease liability	$246,737

7. RIGHT OF USE ASSETS – FINANCING LEASES

The Company has financing leases for vehicles and warehouse equipment. See note 14. Right of use asset – financing leases are summarized below:

	December 31, 2020	December 31, 2019
Vehicles	362,358	201,466
Warehouse Equipment	533,531	19,357
Total before accumulated depreciation	895,889	220,823
Less: accumulated depreciation	(119,450)	(46,192)
Total	$776,439	$174,631

8. INVESTMENTS

The Company has made investments in certain early stage food related companies which it expects can benefit from synergies with the Company’s various operating businesses. At December 31, 2020 the Company has investments in eight food related companies in the aggregate amount of $496,575.  The Company does not have significant influence over the operations of these companies.

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

During the year ended December 31, 2020, the Company converted accounts receivable in the amount of $61,350 into an equity investment in a food related company. During the year ended December 31, 2019, the Company converted accounts receivable in the amount of $60,500 into an equity investment in a food related company, and made cash investments in three food related companies in the total amount of $35,200.

9. INTANGIBLE ASSETS

The Company acquired certain intangible assets pursuant to the acquisitions through Artisan, Oasis, Innovative Gourmet, OFB, Haley, and M Innovations (see note 2). These assets include non-compete agreements, customer relationships, trade names, internally developed technology, and goodwill. The Company has also capitalized the development of its website.

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

COVID-19 has had a material negative impact on some of the Company’s foodservice customers. In an effort to limit the spread of the virus, federal, state and local governments have implemented measures that have resulted in the closure of non-essential businesses in many of the markets the Company serves, which has forced its customers in those markets to either transition their establishments to take-out service, delivery service or temporarily cease operations. These actions have led to a significant decrease in demand for certain of the Company’s foodservice products. The adverse impact to the Company’s foodservice customer base was a triggering event and accordingly, as required by ASC 350, the Company performed interim goodwill and long-lived asset quantitative impairment tests during the first quarter of 2020. While the triggering event was a result of the negative impact related to foodservice customers, the applicable accounting rules then required an impairment test targeted specifically to any available carrying value of goodwill or intangible assets. During the first quarter of 2020, the Company performed the impairment tests on certain intangible assets and goodwill pursuant to the acquisitions through Artisan, Oasis, Innovative Gourmet and M Innovations (see note 2).

Goodwill Impairment Test

The Company estimated the fair value of the Company’s reporting unit using an income approach that incorporates the use of a discounted cash flow model that involves many management assumptions that are based upon future growth projections which include estimates of COVID-19’s impact on our business. Assumptions include estimates of future revenues, growth rates which take into account estimated inflation rates, estimates of future levels of gross profit and operating profit, projected capital expenditures and discount rates based upon industry and competitor analyses. As a result of impairment test, it was calculated that the net carrying value of goodwill exceeded the fair value  by  $650,243, and the Company was required by ASC 350 to record an impairment charge to operations during the year ended December 31, 2020. At December 31, 2020, the net carrying value of goodwill on the Company’s balance sheet is $0.

Index

Long-lived Impairment Test

Long-lived assets, including other intangible assets, were tested for recoverability at the asset group level. The Company estimated the net undiscounted cash flows expected to be generated from the asset group over the expected useful life of the asset group’s primary asset. Key assumptions include future revenues, growth rates, estimates of future levels of gross profit and operating profit and projected capital expenditures necessary to maintain the operating capacity of each asset group. As a result of the impairment test, it was calculated that the net carrying values of other intangible assets exceeded the undiscounted cash flows for each of the Company’s asset groups by a total of $1,048,692, and the Company was required by the applicable accounting rules to record an impairment charge to operations during the year ended December 31, 2020. At December 31, 2020, the net carrying value of other intangible assets on the Company’s balance sheet is $1,633,202.The following is the net book value of these assets:

	December 31, 2020
		Accumulated
	Cost	Amortization	Net
Non-Compete Agreement - amortizable	$505,900	$(505,900)	$-
Customer Relationships - amortizable	3,068,034	(3,068,034)	-
Trade Name	1,532,822	-	1,532,822
Internally Developed Technology	875,643	(875,643)	-
Goodwill	650,243	(650,243)	-
Website	103,250	(2,870)	100,380
Total	$6,735,892	$(5,102,690)	$1,633,202

	December 31, 2019
		Accumulated
	Cost	Amortization	Net
Non-Compete Agreement - amortizable	$505,900	$(433,545)	$72,355
Customer Relationships - amortizable	3,068,034	(2,427,612)	640,422
Trade Name	1,532,822	-	1,532,822
Internally Developed Technology	875,643	(329,679)	545,964
Website	84,000	-	84,000
Goodwill	650,243	-	650,243
Total	$6,716,642	$(3,190,836)	$3,525,806

During the year ended December 31, 2020, the Company charged to operations amortization expense in the amount of $212,902 in addition to the impairment charge of $1,698,952. During the year ended December 31, 2019, the company charged to operations amortization expense in the amount of $899,756.

Amortization of finite life intangible assets as of December 31, 2020 is as follows:

2021	$34,442
2022	34,442
2023	31,496
2024 and thereafter	-
Total	$100,380

The trade names are not considered finite-lived assets, and are not being amortized.  The non-compete agreement is being amortized over a period of 48 months.  The customer relationships acquired in these transactions are being amortized over periods of 24 to 36 months.  The internally developed technology is being amortized over 60 months.

Index

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2020 and December 31, 2019 are as follows:

	December 31, 2020	December 31, 2019
Trade payables and accrued liabilities	$4,914,050	$3,935,384
Accrued payroll and commissions	184,473	74,572
Total	$5,098,523	$4,009,956

11.  ACCRUED INTEREST

At December 31, 2020, accrued interest on a note outstanding was $28,873. During the year ended December 31, 2020, the Company paid cash for interest in the aggregate amount of $125,396.

At December 31, 2019, accrued interest on a note outstanding was $16,973. During the year ended December 31, 2019, the Company paid cash for interest in the aggregate amount of $112,971.

12. REVOLVING CREDIT FACILITIES

	December 31, 2020	December 31, 2019

Line of credit facility with Fifth Third Bank in the original amount of $2,000,000 with an interest rate of LIBOR plus 3.25% (the “Fifth Third Bank Line of Credit”). Effective August 1, 2019, this credit facility was extended to August 1, 2021. On March 20, 2020, the Company drew down the amount of $2,000,000. During the year ended December 31, 2020, the Company paid interest in the amount of $58,382 on the Fifth Third Bank Line of Credit.	$2,000,000	$-

Total	$2,000,000	$-

Index

13. NOTES PAYABLE

	December 31, 2020	December 31, 2019

Secured mortgage note payable for the acquisition of land and building in Bonita Springs, Florida in the amount of $546,000. Principal payments of $4,550 plus interest at the rate of Libor plus 3% are due monthly. The balance of the principal amount was originally due February 28, 2018. On March 23, 2018 and effective February 26, 2018, this note was amended and renewed in the amount of $273,000, with monthly payments of principal and interest of $4,550 payable through the maturity date of February 28, 2023. During the year ended December 31, 2020, the Company made payments of principal and interest on this note in the amounts of $54,600 and $5,743, respectively; during the year ended December 31, 2019, the Company made principal and interest payments in the amounts of $54,060 and $11,111, respectively.

	$122,850	$177,450

Secured mortgage note payable for the acquisition of land and building in Broadview, Illinois in the amount of $980,000. Principal payments of $8,167 plus interest at the rate of LIBOR plus 2.75% are due monthly through April 2020, the remaining principal balance in the amount of $490,000 was originally due May 29, 2020. Effective May 29, 2020, the note was amended and renewed such that principal payments of $8,303 plus accrued interest were due beginning June 29, 2020 and continuing for sixty months; the entire principal balance and all accrued interest will be due on May 29, 2025. During the year ended December 31, 2020, the Company made payments of principal and interest on this note in the amounts of $81,667 and $17,532, respectively; during the year ended December 31, 2019, the Company made principal and interest payments in the amounts of $98,000 and $30,031, respectively.

	449,166	530,833

Promissory note dated March 22, 2019 in the original amount of $391,558 (the “Artisan Equipment Loan”) payable to Fifth Third Bank. This loan is secured by the Company’s tangible and intangible personal property and bears interest at the rate of 5.20%.  The entire principal balance and all accrued interest is due on the maturity date of March 21, 2024.  Monthly payments in the amount of $7,425 including principal and interest commenced in April, 2019. During the year ended December 31, 2019, equipment financed under the Artisan Equipment Loan in the amount of $33,075 was returned for credit. During the year ended December 31, 2020, the Company made payments of principal and interest on this loan in the amounts of $67,064 and $14,755, respectively; during the year ended December 31, 2019, the Company made principal and interest payments in the amounts of $48,654 and $18,957, respectively.

	242,765	309,829

A note payable in the amount of $20,000. The Note was due in January 2006 and the Company is currently accruing interest on this note at 1.9%. During the year ended December 31, 2020, the Company accrued interest in the amount of $372 on this note; during the year ended December 31, 2020, the Company accrued interest in the amount of $380 on this note.	20,000	20,000

Vehicle acquisition loan dated December 6, 2018 in the original amount of $51,088, payable in sixty monthly installments of $955 including interest at the rate of 4.61% maturing November 5, 2023. During the year ended December 31, 2020, the Company made principal and interest payments in the amount of $9,737 and $1,723, respectively, on this loan; during the year ended December 31, 2019, the Company made principal and interest payments in the amount of $8,540 and $1,964, respectively, on this loan.	32,051	41,788

Index

	December 31, 2020	December 31, 2019

Secured mortgage facility in the amount of $5,500,000 with Fifth Third Bank for the acquisition of land and building in Mountaintop, Pennsylvania dated November 8, 2019 (the “Fifth Third Mortgage Facility”). The Fifth Third Mortgage Facility is secured by the assets acquired. During the year ended December 31, 2019, the Company drew down $3,600,000 of this facility. During the year ended December 31, 2020, the Company drew down an additional $1,900,000 of this facility. The interest rate is LIBOR plus 2.75% with interest only due through September 30, 2020, thereafter with principal amortized at a 20 years amortization rate and the balance due on the maturity date of September 2, 2025. The Company prepaid loan fees in connection with this loan in the amount of $72,916 which are considered a discount to the loan and are being amortized over the term of the note; $12,560 of this discount was amortized to interest expense during the year ended December 31, 2020. During the year ended December 31, 2020 the Company made principal and interest payments in the amount of $65,600 and $154,955, respectively, on this loan; during the year ended December 31, 2019 the Company made principal and interest payments in the amount of $0 and $25,064, respectively, on this loan. The Company also has in place an interest rate swap agreement (the “Fifth Third Interest Rate Swap”) with Fifth Third bank in connection with the Fifth Third Mortgage Facility. Pursuant to the Fifth Third Interest Rate Swap, the Company pays an additional base rate of 0.59% reduced by the difference between an initial LIBOR rate of 0.1513% and the month-end LIBOR rate. During the year ended December 31, 2020, the Company paid an additional $6,084 of interest pursuant to the Fifth Third Interest Rate Swap.

	5,434,400	3,600,000

Loan payable to Fifth Third Bank dated April 21, 2020 pursuant to the Paycheck Protection Program (the “PPP Loan”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the principal amount of $1,650,221. The term of the PPP Loan is two years, and the annual interest rate is 1%. Under the terms of the CARES Act, PPP Loan recipients can apply for, and be granted forgiveness for, all or a portion of loans granted under the Paycheck Protection Program. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. During the year ended December 31, 2020, the Company accrued interest in the amount of $11,528 on the PPP Loan.

	1,650,221	-

Total	7,951,453	4,679,900
Discount	(58,537)	(71,097)
Net of discount	$7,892,916	$4,608,803

Current portion	$1,800,108	$727,766
Long-term maturities	6,151,345	3,952,134
Total	$7,951,453	$4,679,900

Aggregate maturities of long-term notes payable as of December 31, 2020 are as follows:

For the year ended December 31,

2021	$1,800,108
2022	758,463
2023	403,903
2024	340,354
2025	4,648,625
Thereafter	-
Total	$7,951,453

Index

14. LEASE LIABILITIES - FINANCING LEASES

	December 31, 2020	December 31, 2019

Financing lease obligation under a lease agreement for warehouse furniture and equipment truck dated October 14, 2020 in the original amount of $514,173 payable in sixty monthly installments of $9,942 including interest at the rate of 6.01%. During the year ended December 31, 2020, the Company made principal and interest payments on this lease obligation in the amount of $22,216 and $7,609, respectively.	$491,957	$-

Financing lease obligation under a lease agreement for a truck dated March 31, 2020 in the original amount of $152,548 payable in eighty-four monthly installments of $2,188 including interest at the rate of 5.44%. During the year ended December 31, 2020, the Company made principal and interest payments on this lease obligation in the amounts of $15,270 and $6,612, respectively.	137,278	-

Financing lease obligation under a lease agreement for a truck dated November 5, 2018 in the original amount of $128,587 payable in seventy monthly installments of $2,326 including interest at the rate of 8.33%. During the year ended December 31, 2020, the Company made principal and interest payments on this lease obligation in the amounts of $19,683 and $8,225, respectively.	87,914	107,597

Financing lease obligation under a lease agreement for a truck dated August 23, 2019 in the original amount of $80,413 payable in eighty-four monthly installments of $1,148 including interest at the rate of 5.0%. During the year ended December 31, 2020, the Company made principal and interest payments on this lease obligation in the amounts of $10,148 and $3,626, respectively.	66,992	77,140

Total	$784,141	$184,737

Current portion	$146,004	$29,832
Long-term maturities	638,137	154,905
Total	$784,141	$184,737

Aggregate maturities of lease liabilities – financing leases as of December 31, 2020 are as follows:

For the year ended December 31,

2021	$146,004
2022	140,205
2023	163,740
2024	162,981
2025	133,692
Thereafter	37,519
Total	$784,141

Index

15. RELATED PARTY TRANSACTIONS

For the year ended December 31, 2020:

Vesting of shares to officers

During the year ended December 31, 2020 in connection with stock based compensation based upon the terms of employment agreements with its employees and compensation agreements with the Company’s independent board members, the Company charged to operations the amount of $70,000 for the vesting of a total of 139,854 shares of common stock issuable to two of its independent board members, and $293,503 for the vesting of a total of 814,640 shares of common stock issuable to its Chief Executive Officer and its Director of Strategic Acquisitions pursuant to their employment agreements, which includes 330,758 shares with a market value of $113,887 received by the Chief Executive Officer subsequent to the expiration of a limited waiver provided  through June 29, 2020  (see below).  The Company also recognized non-cash compensation in the amount of $142,512 during the year ended December 31, 2020 in connection with stock options issuable to management and board members.

The chief executive officer provided a limited waiver through June 29, 2020 of certain rights and benefits contained in his employment agreement following a Change in Control (as defined in the employment agreement).

On January 30, 2020, the Company issued to each of two directors options to purchase 50,000 shares of common stock (an aggregate of 100,000 options) at a price of $1.20 per share, vesting January 30, 2021, and expiring January 30, 2023.

On December 29, 2020, the Company issued to its Chief Financial Officer options to purchase 50,000 shares of common stock at a price of $0.60 per share, and options to purchase 50,000 shares of common stock at a price of $1.00 per share; these options vest quarterly over two years and expire December 28, 2025.

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

Stock based compensation to Officers

During the year ended December 31, 2019 in connection with stock-based compensation based upon the terms of employment agreements with its employees and compensation agreements with the Company’s independent board members, the Company charged to operations the aggregate total amount of $226,803 for the vesting of a total of 387,899 shares of common stock issuable to its Chief Executive Officer, its Director of Strategic Acquisitions and to its two independent board members. In January 2020, the Company issued, net of income taxes, an aggregate of 316,966 of these shares. See note 17.

In January 2019, the Company awarded the following to each of its two independent directors: (i) a cash retainer in the amount of $45,000, which was paid in January 2019; and (ii) cash retainers in the amount of $30,000 per year, to be paid quarterly.

Index

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

16. INCOME TAXES

Deferred income taxes result from the temporary differences primarily attributable to amortization of intangible assets and debt discount and an accumulation of net operating loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $4,963,000, which will expire in various years through 2037 and net operating loss carryforwards of $6,510,000 which are carried-forward indefinitely subject to limitation.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

The provision (benefit) for income taxes for the years ended December 31, 2020 and 2019 consist of the following:

	2020	2019

Current	$-	$-
Deferred	-	-
Total	$-	$-

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable statutory income tax rate of 27.6% for the years ended December 31, 2020 and 2019 to the loss before taxes as a result of the following differences:

	2020	2019
Income (loss) before income taxes	$(7,665,024)	$222,767
Statutory tax rate	27.6%	27.6%
Total tax (benefit) at statutory rate	(2,115,000)	61,400

Permanent difference	152,000	141,100
Change in tax estimates	1,100	(2,221,000)
Changes in valuation allowance	1,961,900	2,018,500
Income tax expense	$-	$-

Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The change in tax estimates in 2019 was to correct the deferred tax assets associated with the net loss carryforwards.

Index

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  As of December 31, 2020, and 2019 significant components of the Company’s deferred tax assets are as follows:

	2020	2019
Deferred Tax Assets:
Net operating loss carryforwards	$3,166,700	$1,867,400
Allowance for doubtful accounts	94,900	26,300
Property and equipment	158,200	91,800
Intangible assets	607,500	79,900
Net deferred tax assets	4,027,300	2,065,400
Valuation allowance	(4,027,300)	(2,065,400)
Net deferred tax assets	$-	$-

The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions.

17. EQUITY

Common Stock

At December 31, 2020 and 2019 a total of 2,837,580 shares are deemed issued but not outstanding by the Company.

For the year ended December 31, 2020:

The Company charged the amount of $142,512 in connection with the vesting of stock options issuable to board members and employees in connection with their compensation agreements.

The Company charged the amount of $363,503 in connection with the vesting of 954,496 shares of common stock issuable to board members and employees in connection with their employment agreements. These shares are included in common stock outstanding at December 31, 2020.

The Company issued 38,943 shares of common stock with a fair value of $0.44 to an employee as a bonus. The fair value of $17,135 was charged to operations during the year ended December 31, 2020.

The Company issued 4,762 shares of common stock with an average fair value of $0.48 to a service provider; the fair value of $2,286 was charged to operations during the year ended December 31, 2020.

For the year ended December 31, 2019:

The Company issued a total of 131,136 shares of common stock to seven employees for previously accrued bonuses in the amount of $93,666.

The Company charged the amount of $157,145 in connection with the vesting of stock options issuable to board members and employees in connection with their employment agreements.

The Company charged the amount of $246,628 in connection with the vesting of 421,233 shares of common stock issuable to board members and employees in connection with their employment agreements. 414,807 of the vested shares, net of taxes due, are included in common stock outstanding at December 31, 2019.

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

Index

Treasury Stock

At December 31, 2020 and 2019, the Company had 2,623,171 shares of treasury stock.

Warrants

The Company had no warrants outstanding at December 31, 2020 or 2019.

Options

For the year ended December 31, 2020:

On January 30, 2020, the Company issued to each of two directors options to purchase 50,000 shares of common stock (an aggregate of 100,000 options) at a price of $1.20 per share, vesting January 30, 2021, and expiring January 30, 2023. Each grant of 50,000 options had a fair value of $1,216 on the date of the grant.

On December 29, 2020, the Company issued to its Chief Financial Officer options to purchase 50,000 shares of common stock at a price of $0.60 per share with a fair value on the date of the grant of $7,775, and options to purchase 50,000 shares of common stock at a price of $1.00 per share with a fair value on the date of the grant of $6,291; these options vest quarterly over two years and expire December 28, 2025.

During the year ended December 31, 2020, an aggregate of 475,000 options to purchase shares of common stock at a weighted average price of $1.76 expired.

For the year ended December 31, 2019:

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

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company as of December 31, 2020:

Weighted	Weighted
Weighted	average	average
average	exercise	exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.60	50,000	4.99	$0.60	-	$-
$0.62	360,000	3.00	$0.62	240,000	$0.62
$0.85	540,000	3.00	$0.85	360,000	$0.85
$1.00	50,000	4.99	$1.00	-	4	-
$1.10	75,000	0.37	$1.10	75,000	$1.10
$1.20	1,,050,000	2.84	$1.20	650,000	$1.20
$1.50	125,000	1.00	$1.50	125,000	$1.50
2,250,000	2.82	$1.02	1,450,000	$1.04

Index

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2018	1,050,000	$1.80
Granted	1,850,000	0.98
Exercised	-	-
Cancelled / Expired	(375,000)	1.43

Options outstanding at December 31, 2019	2,525,000	$1.23
Granted	200,000	1.00
Exercised	-	-
Cancelled / Expired	(475,000)	1.76

Options outstanding at December 31, 2020	2,250,000	$1.02

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2020 and 2019 was $0.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.29 and $0.44 as of December 31, 2020 and 2019, respectively, and the exercise price multiplied by the number of options outstanding.

During the year ended December 31, 2020 and 2019, the Company charged $142,512 and $157,145, respectively, to operations related to recognized stock-based compensation expense for stock options.

The exercise price grant dates in relation to the market price during 2020 and 2019 are as follows:

	2020	2019
Exercise price lower than market price	-	-

Exercise price equal to market price	-	-

Exercise price exceeded market price	$0.60 to 1.50	$0.62 to 1.20

As of December 31, 2020, and 2019, there were 800,000 and 1,675,000, respectively, non-vested options outstanding.

Accounting for warrants and stock options

The Company valued warrants and options using the Black-Scholes valuation model utilizing the following variables:

	December 31,	December 31,
	2020	2019
Volatility	41.7-82.7%	59.38-63.16%
Dividends	$-	$-
Risk-free interest rates	0.37-1.37%	1.79-2.49%
Term (years)	3.00-5.00	3.00-4.93

Index

18. COMMITMENTS AND CONTINGENCIES

Contingent Liability

Pursuant to the igourmet Asset Purchase Agreement, the Company recorded contingent liabilities in the original amount of $787,800. This amount relates to certain performance based payments over the twenty-four months following the acquisition date as well as to certain additional liabilities that the Company has evaluated and has recorded on a contingent basis. During the year ended December 31, 2018, the Company reduced this amount by $392,900 as the performance goals for the first year were not met. During the year ended December 31, 2019, the Company reduced this amount by $132,300 as the performance goals for the second year were not met. During the year ended December 31, 2019, the Company paid the amount of $39,000 in connection with the additional liabilities. During the year ended December 31, 2020, the Company paid the amount of $40,000 in connection with the additional liabilities. At December 31, 2020, the amount of $67,000 remains on the Company’s consolidated balance sheet as a current contingent liability, and $116,600 as a long term contingent liability.

Pursuant to the Mouth Foods LLC Asset Acquisition, the Company recorded contingent liabilities in the amount of $240,576.   These amounts relate to the estimate of certain performance based payments following the acquisition date as well as to certain additional liabilities that the Company has evaluated and has recorded on a contingent basis. During the year ended December 31, 2019, the Company paid the amount of $120,576 in connection with these liabilities. At December 31, 2020, $120,000 is classified as a current contingent liability.

License Agreements

In May 2019, the Company entered into a royalty-based license agreement, through December 31, 2022 with a lifestyle brand, which provides the exclusive right, with certain carve-outs and limitations, to sell and promote branded gift baskets for certain channels including: retail, warehouse club stores, certain of the Company’s current e-commerce channels, and other e-commerce channels such as amazon.com (the “May 2019 License Agreement”). Pursuant to the May 2019 License Agreement, the Company paid an initial royalty deposit in the amount of $50,000 towards the minimum royalty, which is classified as other current assets on the Company’s balance sheet at December 31, 2019.  Future royalty amounts owed for minimum payments in connection with the May 2019 License Agreement will be deducted from this deposit The royalty rate is 5% of net sales, and the Company is required, with certain exceptions and exclusions, to make minimum royalty payments of $100,000 through the end of 2020, $110,000 in 2021, and $125,000 in 2022, respectively.  As of December 31, 2020, the Company has made the required minimum royalty payments.

Litigation

On September 16, 2019, an action (the “PA Action”) was filed in the Court of Common Pleas of Philadelphia County, Trial Division, against, among others, the Company and its wholly-owned subsidiaries, Innovative Gourmet LLC and Food Innovations, Inc. Since that time, other parties involved in the incident have joined as plaintiffs in the PA Action.  The complaint in the PA Action alleges, inter alia, wrongful death and negligence by a driver employed by Innovative Gourmet and indicates a demand and offer to settle for fifty million dollars. We expect that should a settlement occur the amount to resolve the Action would be substantially lower. The Company and its subsidiaries had auto and umbrella insurance policies, among others, that were in effect for the relevant period. While the initial response from the relevant insurance companies has been to provide coverage only under an auto policy (which has been fully tendered) and umbrella policy that covers one of the Company’s subsidiaries, we intend to further aggressively pursue the Company’s and its subsidiaries’ insurance coverage under their umbrella and other available policies. The Company has brought an action for declaratory judgement against one of the insurance companies under which it had an umbrella policy so that the court can compel it to provide liability coverage. In addition, the Company has been defending this action and believes that the likely outcome would result in the liabilities being covered by its insurance carriers. However, if the Company was found responsible for damages in excess of its available insurance coverage, such damages in excess of the coverage could have a material adverse effect on the Company’s operations. On July 16, 2020, the court granted the Company's motion to stay the case through the final adjudication of an additional pending legal proceeding against the driver in connection with the events related to the case. It is not anticipated that the Company and its subsidiaries will be a party to any other legal proceedings in connection with this matter.

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

Index

19. MAJOR CUSTOMER

The Company’s largest customer, U.S. Foods, Inc. and its affiliates, accounted for approximately 40% and 57% of total sales in each of the years ended December 31, 2020 and 2019.  A contract between our subsidiary, Food Innovations, and U.S. Foods entered an optional renewal period in December 2012 but was automatically extended for an additional 12 months in each of January 1, 2013 and 2014.  On January 26, 2015 we executed a contract directly between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods, Inc.  The term of the contract was from January 1, 2015 through December 31, 2016 and provided for a limited number of automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew. Based on the terms, the Agreement was extended through December 31, 2018.  Effective January 1, 2018 the Agreement was further amended to remove the cap on renewals, and provide for an unlimited number of additional 12-month terms unless either party notifies the other in writing, 30 days prior to the end date, of its intent not to renew.

20. FAIR VALUE MEASUREMENTS

Our short-term financial instruments, including cash, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value.   The fair value of the Company’s stock option, convertible debt features and warrant instruments is determined using option pricing models.

As a result of the adoption of ASC 815-40, the Company is required to disclose the fair value measurements required by ASC 820, “Fair Value Measurements and Disclosures.”  Hierarchical levels, defined by ASC 820 are directly related to the amount of subjectivity associated with the inputs to fair valuations of these liabilities are as follows:

Level 1 -	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 -	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 -	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

As December 31, 2020 and 2019, the Company did not have financial assets or liabilities that are required to be accounted for at fair value on a recurring basis.

21. SUBSEQUENT EVENTS

Subsequent to December 31, 2020, we applied for and received new loans in the amount of $1,748,814 under the Paycheck Protection Program (the “PPP Loan”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) . The term of the PPP Loan is two years, and the annual interest rate is 1%. Under the terms of the CARES Act, PPP Loan recipients can apply for, and be granted forgiveness for, all or a portion of loans granted under the Paycheck Protection Program. No assurance is provided that the Company will obtain forgiveness of this PPP Loan in whole or in part.

Index

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.  We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2020 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms and our disclosure controls and procedures are also effective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our principal executive and financial officers to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Management has identified a control deficiency regarding the integration of two acquisitions in 2018 and as a result management has concluded our internal control over financial reporting was ineffective at December 31, 2020 at the reasonable assurance level. Management of the Company believes that this deficiency is primarily due to the smaller size of the company’s accounting staff in relation to certain continued system integrations related to the 2018 acquisitions of certain assets of igourmet LLC and Mouth Foods, Inc. To address this matter, we recently named a new Chief Financial Officer and also expect to retain additional qualified personnel and accounting and systems consultants to continue to remediate this control deficiency in the future.

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

Name	Age	Position
Sam Klepfish	46	Chairman and Chief Executive Officer
Justin Wiernasz	55	Director of Strategic Acquisitions and Director
Joel Gold	79	Director
Hank Cohn	51	Director
David Polinsky	50	Director
James C. Pappas	40	Director
Mark Schmulen	40	Director
Richard Tang	57	Chief Financial Officer

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

Richard Tang , CFO

Richard Tang has been CFO at IVFH since December 29, 2020. Mr. Tang, has more than 25 years of experience in senior leadership roles, working in media, e-commerce, CPG and food-based sectors, most recently as CFO for Van Leeuwen Ice Cream LLC, a nationwide manufacturer of ultra-premium dairy and vegan ice cream distributed and sold through 2,000 supermarket and independent chain doors nationwide and multi-state brick and mortar locations. Prior thereto, from 2017 to 2019, Mr. Tang was CFO at Nutraceutical Wellness, Inc., a global subscription-based CPG e-commerce and business-to-business wellness vitamin and supplements consumer business. Prior thereto, from 2012-2016, Tang was Senior Vice President, Corporate Development at Fareportal, the third largest Online Travel Agency in North America. Mr. Tang has also held senior financial roles at The Condé Nast Publications, Time Warner, and Walt Disney Corporation. Mr. Tang holds a Master of Business Administration from Boston University Graduate School of Management and a Bachelor of Science from Boston College.

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

Index

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

Section 16(a) Beneficial Ownership Reporting Compliance

During 2020, Messrs. Gold, Klepfish, Wiernasz and Cohn did not file a Form 4 in connection with the receipt of shares and Messrs. Pappas, Schmulen and Tang did not file a Form 4 in connection with the receipt of options and Mr. Tang did not file a Form 3.   None of the unfiled Forms 4 related to the public sale of securities.

ITEM 11. Executive Compensation

The following table sets forth information concerning the compensation for services rendered to us for the two years ended December 31, 2020, of our Chief Executive Officer, our principal financial officer and our highest compensated officer whose annual compensation exceeded $100,000 in the fiscal year ended December 31, 2020, if any. We refer to the Chief Executive Officer and these other officers as the named executive officers.

Index

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year		Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Sam Klepfish	2020		$406,320	$-		$276,387	(a)	$-	$-	$-	$3,406	(b)	$686,113
CEO	2019		$341,646	$-		$150,000	(a)	$-	$-	$-	$2,493	(b)	$494,139

Justin Wiernasz	2020		$392,638	$10,000	(c)	$17,116	(a)	$-	$-	$-	$26,086	(b)	$445,840
Director of Strategic Acquisitions	2019		$376,955	$25,000	(c)	$16,398	(a)	$-	$-	$-	$15,619	(b)	$433,972

Richard Tang	2020	(d)	$-	$-		$-		$-	$-	$-	$-		$-
Chief Financial Officer	2019		$-	$-		$-		$-	$-	$-

Norma Vila,	2020	(d)	$157,884	$-		$-		$-	$-	$-	$3,241	(b)	$161,125
Principal Accounting Officer (e)	2019		$-	$-		$-		$-	$-	$-

John McDonald,	2020	(d)	$192,358	$-		$-		$-	$-	$-	$6,592	(b)	$198,950
Principal Accounting Officer (f)	2019		$210,477	$-		$-		$-	$-	$-	$8,405	(b)	$218,882

(a) Consists of the portion of restricted stock awards which were recognized as a period cost during the year for services as an executive officer.

(b) Consists of cash payments for health care benefits.

(c) Consists of a cash bonus paid during the year for services performed in the previous year.

(d) Mr. Tang’s employment with the Company was effective December 29, 2020.

(e) Ms. Vila assumed the rule of Principal Accounting Officer effective November 12, 2020.

(f) Mr. McDonald’s employment with the Company ended effective November 18, 2020.

Index

Outstanding Equity Awards at Fiscal Year-End as of December 31, 2020

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Sam Klepfish						300,000	(a)	$87,000	(b)

(a) Restricted stock awards vest according to the following schedule: An additional 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 consecutive trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 consecutive trading days.

(b) Amounts are calculated by multiplying the number of shares shown in the table by $ 0.29 per share, which is the closing price of common stock on December 31, 2020 (the last trading day of the 2019 fiscal year).

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joel Gold	30,000	35,000	(a)	34,120	(b)	-	-	-	99,120
Sam Klepfish	-	-		34,120	(b)	-	-	-	34,120
Hank Cohn	30,000	35,000	(a)	34,120	(b)	-	-	-	99,120
Justin Wiernasz	-	-		34,120	(b)	-	-	-	34,120
David Polinsky	-	-		3,802	(c)	-	-	-	3,802
James C. Pappas	-	-		1,115	(d)	-	-	-	1,115
Mark Schmulen	-	-		1,115	(d)	-	-	-	1,115

(a) Represents the amount charged to operations during the year ended December 31, 2020 for 90,000 shares of the Company’s common stock with a fair value of $45,000; 55,545 shares of the Company’s common stock with a fair value of $18,515 vesting over a three-year period; and 64,240 shares of the Company’s common stock with a fair value of $30,000 vesting over a three-year period.

(b) Represents the amount charged to operations during the year ended December 31,2020 for the following: (i) five-year options to purchase 90,000 shares of the Company’s common stock at a price of $0.62 per share, vesting over three years; (ii) five-year options to purchase 135,000 shares of the Company’s common stock at a price of $0.85 per share, vesting over three years; and (iii) five year options to purchase 225,000 shares of the Company’s common stock at a price of $1.20 per share, vesting over three years.

(c) Represents the amount charged to operations during the year ended December 31, 2020 for three-year options to purchase 50,000 shares of the Company’s common stock at a price of $1.20 per share, vesting over one year.

(d) Represents the amount charged to operations during the year ended December 31, 2020 for two-year options to purchase 50,000 shares of the Company’s common stock at a price of $1.20 per share, vesting over one year.

Index

Employment Agreements

Our subsidiary, Food Innovations, has employment agreements with certain officers and certain employees.  The employment agreements provide for salaries and benefits, including stock grants and extend up to five years.  In addition to salary and benefit provisions, the agreements include defined commitments should the employer terminate the employee with or without cause.

SAM KLEPFISH

Effective March 29, 2017, we entered into an employment agreement with Mr. Sam Klepfish, our CEO.  This agreement, which ran through December 31, 2019, maintained the then-current base salary and provided for all bonuses and salary increases to be approved by the compensation committee.

As of January 28, 2019, upon approval by the Company’s compensation committee comprised solely of independent directors, we entered into a new employment agreement with Mr. Sam Klepfish having an effective date of January 28, 2019 and terminating three years thereafter with up to two two-year extension periods. The first two year extension period was exercised in 2021. The agreement provides a base salary in the amount of $300,000 with annual increases of at least $25,000 and annual stock compensation of 50% of the base salary. The agreement also provides for additional bonuses of up to 25% of base compensation, based on increases in EBITDA (as defined in the agreement) and increases in our stock price as reflected in our market capitalization and other perquisites and benefits as detailed therein. The agreement also contains change of control, confidentiality, non-compete and non-solicitation provisions.

JUSTIN WIERNASZ

Effective March 29, 2017, we entered into an employment agreement with Mr. Wiernasz, our Director of Strategic Acquisitions.   This agreement, which ran through December 31, 2019, maintained the current base salary and provided for all bonuses and salary increases to be approved by the compensation committee.

As of January 28, 2019, upon approval by the Company’s compensation committee, we entered into a new employment agreement with Mr. Justin Wiernasz, having an effective date of January 28, 2019 and terminating three years thereafter with up to two extension periods; one for two years and one for one year.  The agreement provides a base salary in the amount of $326,000 with annual increases of at least 5% and annual stock compensation of 5% of the base salary. This agreement was further modified to a base salary of $350,000 in 2019. The agreement also provides for additional bonuses of up to 35% of base compensation, and based upon increases in our stock price as reflected in our market capitalization and other perquisites and benefits as detailed therein. The agreement also contains change of control, confidentiality, non-compete and non-solicitation provisions.

RICHARD TANG

Effective December 29, 2020, we entered into a letter agreement with Mr. Richard Tang to become our CFO.  The agreement provides a base salary in the amount of $200,000 for 2021 and base compensation for 2022 to target an increase of 20%-25% with a targeted 15-20% bonus structure based on milestones to be determined by the Company’s Board of Directors in its sole discretion.  For 2021, Mr. Tang will have the opportunity to earn a performance stock bonus of $40,000 and a cash bonus of $25,000 based upon satisfying certain specified milestones and an additional bonus equal to up to 10% of combined base salary and bonus based upon criteria to be determined by the Company’s Board of Directors.  The agreement also provided for a one-time stock option grant in the amount of 100,000 shares (half of which is exercisable $0.60 and half at $1.00), which vests in two years.  Similar to our other employees, Mr. Tang’s employment is at-will and he is subject to the Company’s rules, regulations and policies, including specifically and without limitation, confidentiality and provisions.

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

Index

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of April 15, 2021, with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each Named Officer, and (4) all our directors and executive officers as a group.  Unless otherwise stated, each person listed below uses the Company’s address.  Pursuant to SEC rules, includes shares that the person has the right to receive within 60 days from May 11, 2020.

Name and Address of Beneficial Owners		Number of Shares Beneficially Owned	Percent of Class

Sam Klepfish (Officer, Director)	(1)	3,540,204	9.9%
Joel Gold (Director)	(2)	829,997	2.3%
Justin Wiernasz (Officer, Director)	(3)	1,993,364	5.6%
Richard Tang (Officer)	(4)	12,500	0.1%
Hank Cohn (Director)	(3)	705,943	2.0%
David Polinsky (Director)	(5)	699,650	2.0%
James C. Pappas (Director)	(6)	4,724,935	13.3%
Mark Schmulen (Director)	(5)	50,000	0.1%
A group consisting of Denver J. Smith, CRC Founders Fund, LP, Donald E. Smith, Richard G. Hill, Samuel N. Jurrens, 73114 Investments, LLC, Youth Properties, LLC, and Paratus Capital, LLC	(7)	2,774,620	7.82%
Insight Wealth Management	(8)	2,913,021	8.2%
All officers and directors as a whole (7 persons)	(9)	9,774,043	34.1%

(1)

Includes options to purchase 312,500 shares of common stock exercisable at June 15, 2021. Also includes 16,250 shares of common stock owned by Mr. Klepfish's spouse, ownership of which is disclaimed by Mr. Klepfish.

(2)	Includes options to purchase 312,500 shares of common stock exercisable at June 15, 2021. Also includes 18,400 shares of common stock held by Mr. Gold’s spouse.
(3) (4)	Includes options to purchase 312,500 shares of common stock exercisable at June 15, 2021. Includes options to purchase 12,500 shares of common stock exercisable at June 15, 2021.
(5)	Includes options to purchase 50,000 shares of common stock exercisable at June 15, 2021.
(6)

Includes 4,561,443 shares held by JCP Investment Partnership, LP and 113,492 shares held by JCP Investment Management, LLC. This information gathered from a Schedule 13D/A filed with the Securities and Exchange Commission on September 17, 2020. Also includes options to purchase 50,000 shares of common stock exercisable at June 15, 2021. The address of JCP Investment Partnership, LP and JCP Investment Management, LLC is 1177 West Loop South, suite 1320, Houston, TX 77027.  Information gathered from a Schedule 13D/A filed with the Securities and Exchange Commission on February 27, 2019.

(7)

Pursuant to a Schedule 13D/A filed on January 11, 2021 with the Securities and Exchange Commission, Mr. Denver Smith is part of a group which reports beneficially owning an aggregate of 2,774,620, although Mr. Denver Smith only has sole voting and dispositive power over 765,637 of such shares.  Mr. Smith’s address is 350 S Race Street, Denver, Colorado 80209.

(8)

Pursuant to a Schedule 13G filed on February 8, 2021 with the Securities Exchange Commission, the address of The Address of Insight Wealth Management is 1175 Peachtree St NE Suite 350, Atlanta, GA 30361. Amount consists of 1,233,273 shares with sole voting and dispositive power, and 1,679,748 shares with shared dispositive power. The issuer retains sole voting power for 1,679,748 shares.

(8)	Consists of 11,144,093 shares of common stock held by officers and directors. Also includes options to purchase 1,412,500 shares of common stock exercisable at June 15, 2021.

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

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The Company engaged Liggett & Webb P.A. (“LW”) as our independent registered public accounting firm since November 9, 2012.  During the year ended December 31, 2020 and 2019, LW billed us audit fees of approximately $144,000 and $144,000, respectively.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by LW that are reasonably related to the performance of the audit or review of our consolidated financial statements including our quarterly interim reviews on Form 10-Q and are reported under Audit Fees above.

Tax Fees

LW tax fees were $20,000 and $20,000 for the years ended December 31, 2020 and 2019, respectively.

All Other Fees

LW has not billed any other fees since their engagement on November 9, 2012.

For the fiscal years ended December 31, 2020 and 2019 the board of directors considered the audit fees, audit-related fees, tax fees and other fees paid to our accountants, as disclosed above, and determined that the payment of such fees was compatible with maintaining the independence of the accountants.  Our board of directors pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent registered public accounting firm, except for de minimis non-audit services that are approved by the board of directors prior to the completion of the audit.

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

Dated:  April 15, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sam Klepfish	CEO and Director	April 15, 2021
Sam Klepfish	(Chief Executive Officer)

/s/ Norma Vila	Controller	April 15, 2021
Norma Vila	(Principal Accounting Officer)

/s/ Hank Cohn	Director	April 15, 2021
Hank Cohn

/s/ Justin Wiernasz	Director	April 15, 2021
Justin Wiernasz

/s/David Polinsky	Director	April 15, 2021
David Polinsky

/s/ James C. Pappas	Director	April 15, 2021
James C. Pappas