Form 10-Q
period 2021-03-31
INNOVATIVE FOOD HOLDINGS INC
filed 2021-05-24
CIK 312257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,657,734 shares of common stock outstanding as of May 21, 2021.

INNOVATIVE FOOD HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,086,086	$5,060,015
Accounts receivable, net	1,844,332	2,380,305
Inventory	2,832,164	3,719,786
Other current assets	516,009	286,815
Total current assets	8,278,591	11,446,921

Property and equipment, net	8,454,849	8,550,401
Investments	286,725	496,575
Right of use assets, operating leases, net	241,622	246,737
Right of use assets, finance leases, net	743,591	776,439
Other amortizable intangible assets, net	97,510	100,380
Goodwill and other unamortizable intangible assets	1,532,822	1,532,822
Total assets	$19,635,710	$23,150,275

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,530,973	$5,098,523
Accrued interest, current portion	17,438	28,873
Deferred revenue	1,133,411	2,917,676
Line of Credit	2,000,000	2,000,000
Notes payable - current portion, net of discount	1,942,021	1,741,571
Lease liability - operating leases, current	86,284	87,375
Lease liability - finance leases, current	145,820	146,004
Contingent liability - current portion	187,000	187,000
Total current liabilities	9,042,947	12,207,022

Accrued interest, long term portion	17,099	-
Lease liability - operating leases, non-current	155,338	159,362
Lease liability - finance leases, non-current	603,253	638,137
Contingent liability - long-term	108,600	116,600
Note payable - long term portion, net	7,516,744	6,151,345
Total liabilities	17,443,981	19,272,466

Commitments & Contingencies (see note 16)	-	-
Stockholders' equity
Common stock: $0.0001 par value; 500,000,000 shares authorized; 38,495,314 and 38,209,060 shares issued, and 35,657,734 and 35,371,480 shares outstanding at March 31, 2021 and December 31, 2020, respectively	3,846	3,817
Additional paid-in capital	37,572,917	37,415,155
Treasury stock: 2,623,171 and 2,623,171 shares outstanding at March 31, 2021 and December 31, 2020, respectively.	(1,141,370)	(1,141,370)
Accumulated deficit	(34,243,664)	(32,399,793)
Total stockholders' equity	2,191,729	3,877,809

Total liabilities and stockholders' equity	$19,635,710	$23,150,275

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2021	2020

Revenue	$12,180,899	$13,305,920
Cost of goods sold	8,878,914	10,192,864
Gross margin	3,301,985	3,113,056

Selling, general and administrative expenses	4,850,828	4,612,761
Impairment of intangible assets	-	1,698,952
Total operating expenses	4,850,828	6,311,713

Operating loss	(1,548,843)	(3,198,657)

Other income (expense):
Impairment of investment	(209,850)	-
Other leasing income	5,140	10,879
Interest expense, net	(90,318)	(66,420)
Total other (expense)	(295,028)	(55,541)

Net loss before taxes	(1,843,871)	(3,254,198)

Provision for income tax	-	-

Net loss	$(1,843,871)	$(3,254,198)

Net loss per share - basic	$(0.05)	$(0.09)

Net loss per share - diluted	$(0.05)	$(0.09)

Weighted average shares outstanding - basic	35,872,143	34,626,275

Weighted average shares outstanding - diluted	35,872,143	34,626,275

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(1,843,871)	$(3,254,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangible assets	-	1,698,952
Impairment of investment	209,850	-
Depreciation and amortization	135,854	324,565
Amortization of right-of-use asset	22,929	49,949
Amortization of prepaid loan fees	3,088	3,123
Stock based compensation	157,791	66,041
Provision for doubtful accounts	2,721	223,335

Changes in operating assets and liabilities:
Accounts receivable, net	533,252	1,226,457
Inventory and other current assets	658,428	(650,741)
Accounts payable and accrued liabilities	(1,561,858)	(177,379)
Deferred revenue	(1,784,265)	(141,320)
Contingent liabilities	(8,000)	(12,000)
Operating lease liability	(22,929)	(49,949)
Net cash used in operating activities	(3,497,010)	(693,165)

Cash flows from investing activities:
Acquisition of property and equipment	(4,612)	(285,599)
Net cash used in investing activities	(4,612)	(285,599)

Cash flows from financing activities:
Proceeds from note payable	-	150,786
Proceeds from line of credit	-	2,000,000
Proceeds from Paycheck Protection Program (PPP) Loan	1,669,929	-
Principal payments on debt	(107,168)	(57,775)
Principal payments financing leases	(35,068)	(8,754)
Net cash provided by financing activities	1,527,693	2,084,257

(Decrease) increase in cash and cash equivalents	(1,973,929)	1,105,493

Cash and cash equivalents at beginning of period	5,060,015	3,966,050

Cash and cash equivalents at end of period	$3,086,086	$5,071,543

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$83,275	$59,373

Taxes	$-	$-

Non-cash investing and financing activities:
Increase in right of use assets & liabilities	$17,814	$214,930
Investment in food related company	$-	$15,000
Capital lease for purchase of fixed assets	$-	$152,548

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(unaudited)

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Amount	Value	Capital	Amount	Value	Deficit	Total

Balance - December 31, 2019	37,210,859	$3,718	$36,889,818	2,623,171	$(1,141,370)	$(24,734,769)	$11,017,397
Fair value of vested stock and stock options issued to management	24,258	2	46,618	-	-	-	46,620
Issuance of shares to employees, previously accrued	498	-	-	-	-	-	-
Fair value of shares issued to employees and service providers	43,705	4	19,417	-	-	-	19,421
Net loss for the three months ended March 31, 2020	-	-	-	-	-	(3,254,198)	(3,254,198)
Balance - March 31, 2020 (unaudited)	37,279,320	$3,724	$36,955,853	2,623,171	$(1,141,370)	$(27,988,967)	$7,829,240

Balance - December 31, 2020	38,209,060	$3,817	$37,415,155	2,623,171	$(1,141,370)	$(32,399,793)	$3,877,809
Fair value of vested stock and stock options	286,254	29	157,762	-	-	-	157,791
Net loss for the three months ended March 31, 2021	-	-	-	-	-	(1,843,871)	(1,843,871)
Balance - March 31, 2021 (unaudited)	38,495,314	$3,846	$37,572,917	2,623,171	$(1,141,370)	$(34,243,664)	$2,191,729

See notes to these unaudited condensed consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes as contained in Form 10-K for the year ended December 31, 2020.  In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations to be expected for the full year.

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

P Innovations focus is to leverage acquired assets to expand the Company’s subscription-based e-commerce business activities and to launch new businesses leveraging the Company’s e-commerce platform.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At March 31, 2021 and December 31, 2020, trade receivables from the Company’s largest customer amounted to 46% and 22%, respectively, of total trade receivables. During the three months ended March 31, 2021 and 2020, sales from the Company’s largest customer amounted to 42% and 55% of total sales, respectively.

The Company maintains cash balances in excess of Federal Deposit Insurance Corporation limits.  At March 31, 2021 and December 31, 2020, the total cash in excess of these limits was $1,423,212 and $3,385,113, respectively.

Leases

The Company accounts for leases in accordance with Financial Accounting Standards Board (“FASB”) ASC 842, “Leases”. The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets (“ROU assets”) and short-term and long-term lease liabilities are included on the face of the consolidated balance sheet. Finance lease ROU assets are presented within other assets, and finance lease liabilities are presented within current and long-term liabilities.

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

For revenue from product sales, the Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers”.  A five-step analysis must be met as outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

The following table represents the changes in deferred revenue as reported on the Company’s consolidated balance sheets:

Balance as of December 31, 2019	$499,776
Cash payments received	200,300
Net sales recognized	(341,620)
Balance as of March 31, 2020 (unaudited)	$358,456

Balance as of December 31, 2020	$2,917,676
Cash payments received	591,886
Net sales recognized	(2,376,151)
Balance as of March 31, 2021 (unaudited)	$1,133,411

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
	(unaudited)	(unaudited)
Specialty foodservice	$6,827,927	$9,912,792
E-Commerce	4,979,938	2,878,026
National Brand Management	225,594	250,665
Logistics	147,440	264,437
Total	$12,180,899	$13,305,920

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

Dilutive shares at March 31, 2021:

Stock Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company at March 31, 2021:

		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Price	of Options	Life (years)
$0.60	50,000	4.75
$0.62	360,000	2.75
$0.85	540,000	2.75
$1.00	50,000	4.75
$1.10	75,000	0.12
$1.20	1,050,000	2.60
$1.50	125,000	0.75
	2,250,000	2.57

The Company charged the amount of $36,080 to operations in connection with stock options during the three months ended March 31, 2021.

Restricted Stock Awards

At March 31, 2021 there are 300,000 unvested restricted stock awards remaining from grants in a prior year. Those 300,000 restricted stock awards will vest as follows: 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days.

Stock Grants

During the three months ended March 31, 2021, the Company incurred obligations to issue the following shares of common stock pursuant to compensation agreements: an aggregate total of 50,070 shares of common stock to board members and an aggregate total of 236,184 shares to Executive Officers.  Some of these shares or other shares owned by the Company’s employees are included in a 10b5-1 plan. The Company charged the amount of $121,711 to operations in connection with stock grants during the three months ended March 31, 2021.

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

The Company charged the amount of $34,120 to operations in connection with stock options during the three months ended March 31, 2020.

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

Stock grants

During the three months ended March 31, 2020, the Company incurred obligations to issue the following shares of common stock pursuant to compensation agreements: an aggregate total of 24,258 shares of common stock to board members. The Company charged the amount of $12,500 to operations in connection with stock grants during the three months ended March 31, 2020. The Company also issued 43,705 shares with a fair value of $19,421 to employees and service providers, and 498 shares which had previously been accrued to an officer of the Company pursuant to his employment agreement.

Significant Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard effective January 1, 2021; we do not expect the adoption to have a material impact on our consolidated financial statements and related disclosures.

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

3. ACCOUNTS RECEIVABLE

At March 31, 2021 and December 31, 2020, accounts receivable consists of:

	March 31, 2021	December 31, 2020
	(unaudited)
Accounts receivable from customers	$2,184,799	$2,724,137
Allowance for doubtful accounts	(340,467)	(343,832)
Accounts receivable, net	$1,844,332	$2,380,305

During the three months ended March 31, 2021 and 2020, the Company charged the amount of $2,721 and $223,335, respectively, to bad debt expense.

4. INVENTORY

Inventory consists primarily of specialty food products.  At March 31, 2021 and December 31, 2020, inventory consisted of the following:

	March 31, 2021	December 31, 2020
	(unaudited)
Finished Goods Inventory	$2,832,164	$3,719,786

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

On May 14, 2015, the Company purchased a building and property located at 2528 S. 27th Avenue, Broadview, Illinois 60155. The property consists of approximately 1.33 acres of land and approximately 28,711 square feet of combined office and warehouse space. The purchase price of $914,350 was initially financed primarily by a draw-down of $900,000 on the Company’s credit facility with Fifth Third Bank, National Association (“Fifth Third Bank”). On May 29, 2015, a permanent financing facility was provided by Fifth Third Bank in the form of a loan in the amount of $980,000. $900,000 of this amount was used to pay the balance of the credit facility; the additional $80,000 was used for refrigeration and other improvements at the property. The interest on the loan is at the LIBOR rate plus 3.0%.  The building is used for office and warehouse space primarily for the Company’s Artisan subsidiary. We have also recently completed an additional property improvement and upgrade buildout at the Artisan building which include a fully functional commercial test kitchen and training center and conference room. The test kitchen and training room is used by Artisan and other subsidiaries of the Company for the purposes of new product testing and development and approval, Quality Assurance and Quality Control as well as sales presentations and customer demonstrations. In addition, we added a packaging room to the Artisan building, which is built to FDA, FSMA and SQF food safety standards and purchased new, technologically advanced semi-automated fillers for the packaging room. The packaging room addition will allow for expansion of private label product lines as well as packing of organic, non GMO, diet specific and other specialty foods. The test kitchen, packaging room and additional improvements were financed by a loan from Fifth Third Bank.

Depreciation on the building and the related improvements, furniture, fixtures, and equipment began when the Company occupied the facility in October, 2015.

On November 8, 2019 the Company, through a newly formed wholly-owned subsidiary, purchased a logistics and warehouse facility (the “Facility”) for $4.5 million. The Facility is approximately 200,000 square feet and is situated on approximately 15 acres in Mountain Top, Pennsylvania. The Facility’s appraised value by a third party appraisal firm in 2021 was $9,400,000. Related to the Facility purchase, the Company entered into a commercial loan agreement for both the purchase price and planned improvements to the Facility. The amount of the loan was $5,500,000, of which $3,600,000 had been utilized at March 31, 2021 in connection with the purchase of the Facility; the lender is Fifth Third Bank and the loan is secured by a mortgage on the property and other Company assets. The interest on the loan is LIBOR plus 2.75%, with interest only payments due through September 30, 2020, thereafter with principal amortized over 20 years with the balance due at maturity on September 2, 2025. Related to Facility purchase, the Company also acquired certain leases from certain tenants of the Facility, all of which were in good standing at the time of purchase. Depreciation on the building began when the Company commenced recognizing revenue from leasing and logistics services associated with the Facility. On October 5, 2020, the Company completed work to upgrade the Facility at a cost of $2,231,458 in order to better support the Company’s focus on e-commerce and logistics. Of the build out costs, $1,900,000 was funded by the loan described below (See Note 13).

The following table summarizes property and equipment at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(unaudited)
Land	$1,256,895	$1,256,895
Building	7,191,451	7,191,451
Computer and Office Equipment	582,974	578,362
Warehouse Equipment	373,150	373,150
Furniture and Fixtures	938,471	938,471
Vehicles	109,441	109,441
Total before accumulated depreciation	10,452,382	10,447,770
Less: accumulated depreciation	(1,997,533)	(1,897,369)
Total	$8,454,849	$8,550,401

Depreciation and amortization expense for property and equipment amounted to $100,164 and $114,533 for the three months ended March 31, 2021 and 2020, respectively.

6. RIGHT OF USE ASSETS AND LEASE LIABILITIES – OPERATING LEASES

The Company has operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 3 years, some of which include options to extend.

The Company’s lease expense for the three months ended March 31, 2021 and 2020 was entirely comprised of operating leases and amounted to $26,855 and $53,628, respectively. The Company’s ROU asset amortization for the three months ended March 31, 2021 and 2020 was $22,929 and $49,949, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

Right of use assets – operating leases are summarized below:

	March 31, 2021	December 31, 2020
	(unaudited)
Office	$177,276	$186,302
Warehouse equipment	20,041	12,695
Office equipment	479	1,812
Vehicles	43,826	45,928
Right of use assets - operating leases, net	$241,622	$246,737

Operating lease liabilities are summarized below:

	March 31, 2021	December 31, 2020
	(unaudited)
Office	$177,276	$186,302
Warehouse equipment	20,041	12,695
Office equipment	479	1,812
Vehicles	43,826	45,928
Lease liability	$241,622	$246,737
Less: current portion	(86,284)	(87,375)
Lease liability, non-current	$155,338	$159,362

Maturity analysis under these lease agreements are as follows:

For the period ended March 31, 2022	$99,390
For the period ended March 31, 2023	62,824
For the period ended March 31, 2024	58,611
For the period ended March 31, 2025	49,522
Total	$270,347
Less: Present value discount	(28,725)
Lease liability	$241,622

7. RIGHT OF USE ASSETS – FINANCING LEASES

The Company has financing leases for vehicles and warehouse equipment. See note 14. Right of use asset – financing leases are summarized below:

	March 31, 2021	December 31, 2020
	(unaudited)
Vehicles	362,358	362,358
Warehouse Equipment	533,531	533,531
Total before accumulated depreciation	895,889	895,889
Less: accumulated depreciation	(152,298)	(119,450)
Total right of use assets - financing leases, net	$743,591	$776,439

Depreciation expense for the three months ended March 31, 2021 and 2020 was $32,820 and $0, respectively.

8. INVESTMENTS

The Company has made investments in certain early stage food related companies which it expects can benefit from synergies with the Company’s various operating businesses. At March 31, 2021 the Company has investments in seven food related companies in the aggregate amount of $286,725.  The Company does not have significant influence over the operations of these companies.

The Company’s investments may take the form of debt, equity, or equity in the future including convertible notes and other instruments which provide for future equity under various scenarios including subsequent financings or initial public offerings. The Company has evaluated the guidance in Accounting Standards Codification (“ASC”) No. 325-20, “Investments – Other”, in determining to account for the investment using the cost method since the equity securities are not marketable and do not give the Company significant influence.

During the three months ended March 31, 2020, the Company converted accounts receivable in the amount of $15,000 into an equity investment in a food related company. During the three months ended March 31, 2021, the founder of one of the food related companies passed away in an untimely tragic accident, and as a result the food related company ceased operations and the Company recognized an impairment in the amount of $209,850 in connection with that investment

9. INTANGIBLE ASSETS

The Company acquired certain intangible assets pursuant to the acquisitions through Artisan, Oasis, Innovative Gourmet, OFB, Haley, and M Innovations. These assets include non-compete agreements, customer relationships, trade names, internally developed technology, and goodwill. The Company has also capitalized the development of its website.

As detailed in ASC 350 “Intangibles - Goodwill and Other”, the Company tests for goodwill impairment in the fourth quarter of each year and whenever events or changes in circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.  As detailed in ASC 350-20-35-3A, in performing its testing for goodwill impairment, management has completed a qualitative analysis to determine whether it was more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount, including goodwill. To complete this review, management followed the steps in ASC 350-20-35-3C to evaluate the fair value of goodwill and considered all known events and circumstances that might trigger an impairment of goodwill.

COVID-19 has had a material negative impact on some of the Company’s foodservice customers. In an effort to limit the spread of the virus, federal, state and local governments have implemented measures that have resulted in the closure of non-essential businesses in many of the markets the Company serves, which has forced its customers in those markets to either transition their establishments to take-out service, delivery service or temporarily cease operations. These actions have led to a significant decrease in demand for certain of the Company’s foodservice products. The adverse impact to the Company’s foodservice customer base was a triggering event and accordingly, as required by ASC 350, the Company performed interim goodwill and long-lived asset quantitative impairment tests during the first quarter of 2020. While the triggering event was a result of the negative impact related to foodservice customers, the applicable accounting rules then required an impairment test targeted specifically to any available carrying value of goodwill or intangible assets. During the first quarter of 2020, the Company performed the impairment tests on certain intangible assets and goodwill pursuant to the acquisitions through Artisan, Oasis, Innovative Gourmet and M Innovations.

Goodwill Impairment Test

The Company estimated the fair value of the Company’s reporting unit using an income approach that incorporates the use of a discounted cash flow model that involves many management assumptions that are based upon future growth projections which include estimates of COVID-19’s impact on our business. Assumptions include estimates of future revenues, growth rates which take into account estimated inflation rates, estimates of future levels of gross profit and operating profit, projected capital expenditures and discount rates based upon industry and competitor analyses. As a result of impairment test, it was calculated that the net carrying value of goodwill exceeded the fair value  by  $650,243, and the Company was required by ASC 350 to record an impairment charge to operations during the year ended December 31, 2020. At March 31, 2021 and December 31, 2020, the net carrying value of goodwill on the Company’s balance sheet was $0.

Long-lived Impairment Test

Long-lived assets, including other intangible assets, were tested for recoverability at the asset group level. The Company estimated the net undiscounted cash flows expected to be generated from the asset group over the expected useful life of the asset group’s primary asset. Key assumptions include future revenues, growth rates, estimates of future levels of gross profit and operating profit and projected capital expenditures necessary to maintain the operating capacity of each asset group. As a result of the impairment test, it was calculated that the net carrying values of other intangible assets exceeded the undiscounted cash flows for each of the Company’s asset groups by a total of $1,048,692, and the Company was required by the applicable accounting rules to record an impairment charge to operations during the year ended December 31, 2020. At March 31, 2021 and December 31, 2020, the net carrying value of other intangible assets on the Company’s balance sheet was $1,630,332 and $1,633,202, respectively.

The Company acquired certain intangible assets pursuant to the acquisitions through Artisan, Oasis, Innovative Gourmet , OFB, Haley, and M Innovations. The following is the net book value of these assets:

	March 31, 2021 (unaudited)
		Accumulated
	Gross	Amortization and Impairment	Net
Non-Compete Agreement - amortizable	$505,900	$(505,900)	$-
Customer Relationships - amortizable	3,068,034	(3,068,034)	-
Trade Name	1,532,822	-	1,532,822
Internally Developed Technology - amortizable	875,643	(875,643)	-
Goodwill	650,243	(650,243)	-
Website - amortizable	103,250	(5,740)	97,510
Total	$6,735,892	$(5,105,560)	$1,630,332

	December 31, 2020
		Accumulated
	Cost	Amortization and Impairment	Net
Non-Compete Agreement - amortizable	$505,900	$(505,900)	$-
Customer Relationships - amortizable	3,068,034	(3,068,034)	-
Trade Name	1,532,822	-	1,532,822
Internally Developed Technology	875,643	(875,643)	-
Goodwill	650,243	(650,243)	-
Website	103,250	(2,870)	100,380
Total	$6,735,892	$(5,102,690)	$1,633,202

Total amortization expense for the three months ended March 31, 2021 and 2020 was $2,870 and $210,032, respectively.

Total impairment charge for the three months ended March 31, 2021 and 2020 was $0 and $1,698,952, respectively.

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
	(unaudited)
Trade payables and accrued liabilities	$3,191,566	$4,914,050
Accrued payroll and commissions	339,407	184,473
Total	$3,530,973	$5,098,523

11. ACCRUED INTEREST

At March 31, 2021, accrued interest - current portion on a note outstanding was $17,438, and accrued interest – long term portion was $17,099. Accrued interest – long term portion consist of interest accrued on the PPP loans (see note 13).

During the three months ended March 31, 2021, the Company paid cash for interest in the aggregate amount of $83,275.

At December 31, 2020, accrued interest on a note outstanding was $28,873. During the three months ended March 31, 2020, the Company paid cash for interest in the aggregate amount of $59,373.

12. REVOLVING CREDIT FACILITIES

	March 31, 2021	December 31, 2020
	(unaudited)

Line of credit facility with Fifth Third Bank in the original amount of $2,000,000 with an interest rate of LIBOR plus 3.25% (the “Fifth Third Bank Line of Credit”). Effective August 1, 2019, this credit facility was extended to August 1, 2021. On March 20, 2020, the Company drew down the amount of $2,000,000. During the three months ended March 31, 2021 and 2020, the Company paid interest in the amount of $17,083 and $3,486, respectively, on the Fifth Third Bank Line of Credit.	$2,000,000	$2,000,000

Total	$2,000,000	$2,000,000

13. NOTES PAYABLE

	March 31, 2021	December 31, 2020
	(unaudited)

Secured mortgage note payable for the acquisition of land and building in Bonita Springs, Florida in the amount of $546,000. Principal payments of $4,550 plus interest at the rate of Libor plus 3% are due monthly. The balance of the principal amount was originally due February 28, 2018. On March 23, 2018 and effective February 26, 2018, this note was amended and renewed in the amount of $273,000, with monthly payments of principal and interest of $4,550 payable through the maturity date of February 28, 2023. During the three months ended March 31, 2021, the Company made payments of principal and interest on this note in the amounts of $13,650 and $927, respectively; during the three months ended March 31, 2020, the Company made principal and interest payments on this note in the amounts of $13,650 and $2,050, respectively.

	$109,200	$122,850

Secured mortgage note payable for the acquisition of land and building in Broadview, Illinois in the amount of $980,000. Principal payments of $8,167 plus interest at the rate of LIBOR plus 2.75% are due monthly through April 2020, the remaining principal balance in the amount of $490,000 was originally due May 29, 2020. Effective May 29, 2020, the note was amended and renewed such that principal payments of $8,303 plus accrued interest were due beginning June 29, 2020 and continuing for sixty months; the entire principal balance and all accrued interest will be due on May 29, 2025. During the three months ended March 31, 2021, the Company made payments of principal and interest on this note in the amounts of $24,500 and $3,212, respectively; during the three months ended March 31, 2020, the Company made principal and interest payments in the amounts of $24,500 and $6,454, respectively.

	424,666	449,166

Promissory note dated March 22, 2019 in the original amount of $391,558 (the “Artisan Equipment Loan”) payable to Fifth Third Bank. This loan is secured by the Company’s tangible and intangible personal property and bears interest at the rate of 5.20%.  The entire principal balance and all accrued interest is due on the maturity date of March 21, 2024.  Monthly payments in the amount of $7,425 including principal and interest commenced in April, 2019. During the year ended December 31, 2019, equipment financed under the Artisan Equipment Loan in the amount of $33,075 was returned for credit. During the three months ended March 31, 2021, the Company made payments of principal and interest on this loan in the amounts of $17,313 and $3,081, respectively; during the three months ended March 31, 2020, the Company made principal and interest payments in the amounts of $16,429 and $3,965, respectively.

	225,452	242,765

A note payable in the amount of $20,000. The Note was due in January 2006 and the Company is currently accruing interest on this note at 1.9%. During the three months ended March 31, 2021, the Company accrued interest in the amount of $93 on this note; during the three months ended March 31, 2021 and 2020, the Company accrued interest in the amount of $93 on this note.	20,000	20,000

Vehicle acquisition loan dated December 6, 2018 in the original amount of $51,088, payable in sixty monthly installments of $955 including interest at the rate of 4.61% maturing November 5, 2023. During the three months ended March 31, 2021, the Company made principal and interest payments in the amount of $2,505 and $360, respectively, on this loan; during the three months ended March 31, 2020, the Company made principal and interest payments in the amount of $3,196 and $571, respectively, on this loan.	29,456	32,051

	March 31, 2021	December 31, 2020
	(unaudited)

Secured mortgage facility in the amount of $5,500,000 with Fifth Third Bank for the acquisition of land and building in Mountaintop, Pennsylvania dated November 8, 2019 (the “Fifth Third Mortgage Facility”). The Fifth Third Mortgage Facility is secured by the assets acquired. During the year ended December 31, 2019, the Company drew down $3,600,000 of this facility. During the year ended December 31, 2020, the Company drew down an additional $1,900,000 of this facility. The interest rate is LIBOR plus 2.75% with interest only due through September 30, 2020, thereafter with principal amortized at a 20 years amortization rate and the balance due on the maturity date of September 2, 2025. The Company prepaid loan fees in connection with this loan in the amount of $72,916 which are considered a discount to the loan and are being amortized over the term of the note; $3,088 and $3,123 of this discount was amortized to interest expense during the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021 the Company made principal and interest payments in the amount of $49,200 and $38,980, respectively, on this loan; during the three months ended March 31, 2020 the Company made principal and interest payments in the amount of $0 and $27,455, respectively, on this loan. The Company also has in place an interest rate swap agreement (the “Fifth Third Interest Rate Swap”) with Fifth Third bank in connection with the Fifth Third Mortgage Facility. Pursuant to the Fifth Third Interest Rate Swap, the Company pays an additional base rate of 0.59% reduced by the difference between an initial LIBOR rate of 0.1513% and the month-end LIBOR rate. During the three months ended March 31, 2021 and 2020, the Company paid additional interest in the amount of $6,094 and $0, respectively, pursuant to the Fifth Third Interest Rate Swap.

	5,385,200	5,434,400

Loan payable to Fifth Third Bank dated April 21, 2020 pursuant to the Paycheck Protection Program (the “IVFH PPP Loan”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the principal amount of $1,650,221. The term of the IVFH PPP Loan is two years, and the annual interest rate is 1%. Under the terms of the CARES Act, PPP Loan recipients can apply for, and be granted forgiveness for, all or a portion of loans granted under the Paycheck Protection Program. No assurance is provided that the Company will obtain forgiveness of the IVFH PPP Loan in whole or in part. During the three months ended March 31, 2021, the Company accrued interest in the amount of $4,069 on the IVFH PPP Loan.

	1,650,221	1,650,221

Four loans payable to Fifth Third Bank dated from February 12, 2021 to March 24, 2021 were received by subsidiaries of the Company pursuant to the Paycheck Protection Program (the “Subsidiary PPP Loans”) established under the CARES Act in the aggregate principal amount of $1,669,929. Each of the Subsidiary PPP Loans are due five years from inception and the annual interest rate is 1%. Under the terms of the CARES Act, PPP Loan recipients can apply for, and be granted forgiveness for, all or a portion of loans granted under the Paycheck Protection Program. No assurance is provided that the Company will obtain forgiveness of the Subsidiary PPP Loans in whole or in part. During the three months ended March 31, 2021, the Company accrued interest in the amount of $1,502 on the Subsidiary PPP Loans.

	1,669,929	-

Total	9,514,214	7,951,453
Discount	(55,449)	(58,537)
Net of discount	$9,458,765	$7,892,916

Current portion	$1,997,470	$1,800,108
Long-term maturities	7,516,744	6,151,345
Total	$9,514,214	$7,951,453

Aggregate maturities of long-term notes payable as of March 31, 2021 are as follows:

For the period ended March 31,

2022	$1,997,470
2023	836,438
2024	840,067
2025	759,344
2026	5,080,895
Total	$9,514,214

14. LEASE LIABILITIES - FINANCING LEASES

	March 31, 2021	December 31, 2020

Financing lease obligation under a lease agreement for warehouse furniture and equipment truck dated October 14, 2020 in the original amount of $514,173 payable in sixty monthly installments of $9,942 including interest at the rate of 6.01%. During the three months ended March 31, 2021, the Company made principal and interest payments on this lease obligation in the amount of $22,552 and $7,274, respectively.	$469,405	$491,957

Financing lease obligation under a lease agreement for a truck dated March 31, 2020 in the original amount of $152,548 payable in eighty-four monthly installments of $2,188 including interest at the rate of 5.44%. During the three months ended March 31, 2021, the Company made principal and interest payments on this lease obligation in the amounts of $4,716 and $1,847, respectively. During the three months ended March 31, 2020, the Company made principal and interest payments on this lease obligation in the amounts of $1,496 and $692, respectively.	132,562	137,278

Financing lease obligation under a lease agreement for a truck dated November 5, 2018 in the original amount of $128,587 payable in seventy monthly installments of $2,326 including interest at the rate of 8.33%. During the three months ended March 31, 2021, the Company made principal and interest payments on this lease obligation in the amounts of $5,182 and $1,795, respectively. During the three months ended March 31, 2020, the Company made principal and interest payments on this lease obligation in the amounts of $4,769 and $2,208, respectively.	82,732	87,914

Financing lease obligation under a lease agreement for a truck dated August 23, 2019 in the original amount of $80,413 payable in eighty-four monthly installments of $1,148 including interest at the rate of 5.0%. During the three months ended March 31, 2021, the Company made principal and interest payments on this lease obligation in the amounts of $2,618 and $826, respectively. During the three months ended March 31, 2020, the Company made principal and interest payments on this lease obligation in the amounts of $2,489 and $953, respectively.	64,374	66,992

Total	$749,073	$784,141

Current portion	$145,820	$146,004
Long-term maturities	603,253	638,137
Total	$749,073	$784,141

Aggregate maturities of lease liabilities – financing leases as of March 31, 2021 are as follows:

For the period ended March 31,

2022	$145,820
2023	143,253
2024	164,417
2025	156,490
2026	109,912
Thereafter	29,181
Total	$749,073

15. RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2021:

Vesting of shares to officers

During the three months ended March 31, 2021 in connection with stock based compensation based upon the terms of employment agreements with its employees and compensation agreements with the Company’s independent board members, the Company charged to operations the amount of $22,500 for the vesting of a total of 50,070 shares of common stock issuable to two of its independent board members, and $99,211 for the vesting of a total of 236,184 shares of common stock issuable to its Chief Executive Officer and its Director of Strategic Acquisitions pursuant to their employment agreements. The Company also recognized non-cash compensation in the amount of $36,080 during the three months ended March 31, 2021 in connection with stock options issuable to management and board members.

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

16. COMMITMENTS AND CONTINGENT LIABILITIES

Contingent Liability

Pursuant to the igourmet Asset Purchase Agreement, the Company recorded contingent liabilities in the original amount of $787,800. This amount relates to certain performance based payments over the twenty-four months following the acquisition date as well as to certain additional liabilities that the Company has evaluated and has recorded on a contingent basis. During the year ended December 31, 2018, the Company reduced this amount by $392,900 as the performance goals for the first year were not met. During the year ended December 31, 2019, the Company reduced this amount by $132,300 as the performance goals for the second year were not met. During the year ended December 31, 2019, the Company paid the amount of $39,000 in connection with the additional liabilities. During the year ended December 31, 2020, the Company paid the amount of $40,000 in connection with the additional liabilities. During the three months ended March 31, 2021, the Company paid the amount of $8,000 in connection with the additional liabilities. At March 31, 2021, the amount of $67,000 remains on the Company’s consolidated balance sheet as a current contingent liability, and $108,600 as a long term contingent liability.

Pursuant to the Mouth Foods LLC Asset Acquisition, the Company recorded contingent liabilities in the amount of $240,576.  These amounts relate to the estimate of certain performance based payments following the acquisition date as well as to certain additional liabilities that the Company has evaluated and has recorded on a contingent basis. During the year ended December 31, 2019, the Company paid the amount of $120,576 in connection with these liabilities. At March 31, 2021, $120,000 is classified as a current contingent liability.

License Agreements

In May 2019, the Company entered into a royalty-based license agreement, through December 31, 2022 with a lifestyle brand, which provides the exclusive right, with certain carve-outs and limitations, to sell and promote branded gift baskets for certain channels including: retail, warehouse club stores, certain of the Company’s current e-commerce channels, and other e-commerce channels such as amazon.com (the “May 2019 License Agreement”). Pursuant to the May 2019 License Agreement, the Company paid an initial royalty deposit in the amount of $50,000 towards the minimum royalty, which is classified as other current assets on the Company’s balance sheet at December 31, 2019.  Future royalty amounts owed for minimum payments in connection with the May 2019 License Agreement will be deducted from this deposit The royalty rate is 5% of net sales, and the Company is required, with certain exceptions and exclusions, to make minimum royalty payments of $100,000 through the end of 2020, $110,000 in 2021, and $125,000 in 2022, respectively.  As of March 31, 2021, the Company has made the required minimum royalty payments.

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

17. EQUITY

Common Stock

At March 31, 2021 and December 31, 2020, a total of 2,837,580 shares are deemed issued but not outstanding by the Company. These include 2,623,171 shares of treasury stock.

Three months ended March 31, 2021:

During the three months ended March 31, 2021 in connection with stock based compensation based upon the terms of employment agreements with its employees and compensation agreements with the Company’s independent board members, the Company charged to operations the amount of $22,500 for the vesting of a total of 50,070 shares of common stock issuable to two of its independent board members, and $99,211 for the vesting of a total of 236,184 shares of common stock issuable to its Chief Executive Officer and its Director of Strategic Acquisitions pursuant to their employment agreements. The Company also recognized non-cash compensation in the amount of $36,080 during the three months ended March 31, 2021 in connection with stock options issuable to management and board members.

Three months ended March 31, 2020:

The Company issued 38,943 shares of common stock with a fair value of $17,135 to an employee as a bonus.

The Company issued 4,762 shares of common stock with a fair value of $2,286 to a service provider.

The Company charged the amount of $12,500 in connection with the vesting of 24,258 shares of common stock issuable to board members in connection with their compensation agreements.

The Company charged the amount of $34,120 in connection with the vesting of stock options to management and board members.

Options

The following table summarizes the options outstanding at March 31, 2021 and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.60	50,000	4.75	$0.60	6,250	$0.60
$0.62	360,000	2.75	$0.62	270,000	$0.62
$0.85	540,000	2.75	$0.85	405,000	$0.85
$1.00	50,000	4.75	$1.00	6,250	$1.00
$1.10	75,000	0.12	$1.10	75,000	$1.10
$1.20	1,050,000	2.60	$1.20	825,000	$1.20
$1.50	125,000	0.75	$1.50	125,000	$1.50
	2,250,000	2.57	$1.02	1,712,500	$1.04

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2020	2,250,000	$1.02

Granted	-	$-
Exercised	-	$-
Cancelled / Expired	-	$-

Options outstanding at March 31, 2021 (unaudited)	2,250,000	$1.02
Options exercisable at March 31, 2021 (unaudited)	1,712,500	$1.04

Aggregate intrinsic value of options outstanding and exercisable at March 31, 2021 and 2020 was $0.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.43 and $0.34 as of March 31, 2021 and 2020, respectively, and the exercise price multiplied by the number of options outstanding.

During the three months ended March 31, 2021 and 2020, the Company charged $36,080 and $34,120, respectively, to operations to recognized stock-based compensation expense for employee stock options.

Accounting for warrants and stock options

The Company valued warrants and stock options granted during the three months ended March 31, 2021 and 2020 using the Black-Scholes valuation model utilizing the following variables:

	March 31,	March 31,
	2021	2020
Volatility	-%	59.4%
Dividends	-	-
Risk-free interest rates	-%	2.49%
Term (years)	-	5.00

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

Provision for Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $317,277 for doubtful accounts receivable at March 31, 2021, and $343,832 at December 31, 2020. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

Transactions with a Major Customer

Transactions with a major customer and related economic dependence information is set forth immediately below and above in Note 2 to the Condensed Consolidated Financial Statements and also in our Annual Report on Form 10-K for the year ended December 31, 2020 (1) following our discussion of Liquidity and Capital Resources, and (2) in Note 19 to the Consolidated Financial Statements.

Relationship with U.S. Foods

We have historically sold the majority of our products through a distributor relationship between FII and Next Day Gourmet, L.P., a subsidiary of U.S. Foods, a leading broadline distributor. These sales amounted to $5,165,378 (42% of total sales) and $7,383,578 (55% of total sales) for the three months ended March 31, 2021 and 2020 respectively. On January 26, 2015 we executed a contract between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods, Inc.  The term of the Agreement is from January 1, 2015 through December 31, 2016 and provides for a limited number of automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew.  Based on the terms, the Agreement was extended through 2018. Effective January 1, 2018 the Agreement was further amended to remove the cap on renewals, and provide for an unlimited number of additional 12-month terms unless either party notifies the other in writing, 30 days prior to the end date, of its intent not to renew.

RESULTS OF OPERATIONS

This discussion may contain forward looking-statements that involve risks and uncertainties. Our future results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

During the three months ended March 31, 2021, the world has been in the grip of a coronavirus pandemic which has wreaked havoc on economies world-wide, including in the U.S., which is our primary market. As a result of the pandemic, restaurants, hotels, country clubs, casinos, catering houses and other of our primary customers have either been closed completely or are only partially open with significantly reduced operations. Accordingly, foodservice revenues, which historically have been a significant overall portion of our revenues, have been significantly reduced as most foodservice establishments across the United States closed or had limited operations. As a result, foodservice revenues starting in the second half of March 2020 and continuing through the first quarter of 2021 experienced unprecedented declines. As the pandemic has begun to decline in the United States and establishments have begun to reopen, we have experienced improving foodservice revenues although our revenues have not yet reached its previous historical levels.

Conversely, we have experienced significant growth in our on-line e-commerce revenues as overall e-commerce grew as demand for food products continued across the United States. Accordingly, we have focused our resources on meeting the growth of e-commerce revenues.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenue

Revenue decreased by $1,125,021 or approximately 8.5% to $12,180,899 for the three months ended March 31, 2021 from $13,305,920 in the prior year.  The decrease in revenues is primarily attributable to a decrease in specialty foodservice revenues which was driven by the nationwide closures of restaurants and other foodservice establishments related to COVID-19. As more foodservice establishments and restaurants have re-opened we have experienced improving foodservice revenues, although revenues still remain below historical levels. The decline in specialty foodservice was partially offset with revenues increases mainly associated with e-commerce revenues. The increases in e-commerce revenues were driven by the Company’s ability to increase sales at its e-commerce properties and convert significant shifts in e-commerce specialty foods, supermarket trends, and e-commerce grocery trends, into e-commerce revenues.

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

Cost of goods sold

Our cost of goods sold for the three months ended March 31, 2021 was $8,878,914, a decrease of $1,313,950 or approximately 12.9% compared to cost of goods sold of $10,192,864 for the three months ended March 31, 2020. Cost of goods sold is made up of the following expenses for the three months ended March 31, 2021: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $5,589,880; shipping, delivery, handling, and purchase allowance expenses in the amount of $3,102,259; and cost of goods associated with logistics of $186,775. Total gross margin was approximately 27.1% of sales in 2021 compared to approximately 23.4% of sales in 2020.  The decrease in cost of goods sold is attributed both to decreases in revenues and lower product and other costs as a percentage of revenues as compared to 2020.  The increase in margins compared to 2020 is primarily attributable to variation in product and revenue mix across our various selling channels and variations in both revenue mix and higher gross margins associated with e-commerce revenues.

In 2021, we continued to price our products in order to increase sales, gain market share and increase the number of our end users and e-commerce customers. We were successful in both increasing sales and increasing market share and increasing the number of our e-commerce customers.  We currently expect, if market conditions, overall economic conditions, and our product revenue mix remain constant, that our cost of goods sold may increase and may result in a decrease in profit margin.

Impairment of goodwill and intangible assets

As of March 31, 2020, the Company performed impairment tests of our goodwill and intangible assets that incorporated the use of a discounted cash flow model that involves many management assumptions that are based upon future growth projections which include estimates of COVID-19’s impact on our business. Assumptions include estimates of future revenues, growth rates which take into account estimated inflation rates, estimates of future levels of gross profit and operating profit, projected capital expenditures and discount rates based upon industry and competitor analyses. As a result of impairment tests, the Company was required by applicable accounting rules to record an impairment of goodwill and intangible assets in the aggregate amount of $1,698,952. At March 31, 2021, the net carrying value of goodwill and other intangible assets on  the Company’s balance sheet is $1,630,332.  There was no such comparable charge during the current period.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $238,067 or approximately 5.2% to $4,850,828 during the three months ended March 31, 2021 compared to $4,612,761 for the three months ended March 31, 2020. The increase in selling, general, and administrative expenses was primarily due to increases in payroll and related costs excluding share based compensation of approximately $448,831 as well as an increase of $91,749 in share based compensation; an increase in advertising costs of $221,739; an increase in banking and credit card fees of $70,104; an increase in insurance costs of $45,264; an increase in taxes of $14,457; and an increase in office, facility, and vehicle costs of $5,690. These increases were partially offset by decreases in bad debt expense of $220,614; depreciation and amortization of $188,711; professional and legal fees of $138,261; travel and entertainment costs of $78,106; and computer and IT costs of $28,327. The payroll increases were driven by additional payroll and labor costs associated with demand at our Pennsylvania facility and overall increases in the cost of labor due to COVID-19, including increases in warehouse fulfillment costs associated with COVID-19, increased costs associated with additional personnel associated with marketing , creative and warehouse operations and additional costs related to the transition from the old facility and launch of the new facility, overall employee costs and insurance costs, and increased advertising associated with increased spending in digital marketing related to certain of the Company’s e-commerce websites.

Impairment of investment

During the three months ended March 31, 2021, the Company recognized an impairment on one of our investments in a food related company in the amount of $209,850. There was no such comparable charge during the prior period.

Other leasing income

During the three months ended March 31, 2021, the Company recognized revenue in the amount of $5,140 in connection with the lease of space in our Mountaintop warehouse facility, a decrease of $5,739 or approximately 52.8% compared to $10,879 during the three months ended March 31, 2020.

Interest expense, net

Interest expense, net of interest income, increased by $23,898 or approximately 36.0% to $90,318 during the three months ended March 31, 2021, compared to $66,420 during the three months ended March 31, 2020.  Interest accrued or paid on the Company’s commercial loans and notes payable increased by $23,944 to $88,923 during the current period, compared to $64,995 during the prior period, primarily due to interest on the credit line with Fifth Third Bank in the amount of $17,619 during the three months ended March 31, 2021, compared to $3,486 during the prior period, and interest on the PPP loans, which was a total of $5,571 during the three months ended March 31, 2021 compared to $0 during the prior period.

Net loss

For the reasons above, the Company had a net loss for the three months ended March 31, 2021 of $1,843,871 which is a decrease of $1,410,327 or 43.3% compared to a net loss of $3,254,198 during the three months ended March 31, 2020. The loss for the three months ended March 31, 2021 includes a total of $509,304 in non-cash charges, including impairment of investment of $209,850, depreciation and amortization expense of $135,854, non-cash compensation in the amount of $157,791, amortization of the discount on notes payable of $3,088, and provision for doubtful accounts of $2,721.

The net loss for the three months ended March 31, 2020 includes a total of $2,316,016 in non-cash charges, including impairment of intangible assets in the amount of $1,698,952, provision for doubtful accounts of $223,335, amortization of intangible assets in the amount of $210,032, depreciation expense of $114,533, charges for non-cash compensation in the amount of $66,041, and amortization of the discount on notes payable of $3,123.

Liquidity and Capital Resources at March 31, 2021

As of March 31, 2021 the Company had current assets of $8,278,591 consisting of cash and cash equivalents of $3,086,086, trade accounts receivable of $1,844,332, inventory of $2,832,164, and other current assets of $516,009.  Also, at March 31, 2021, the Company had current liabilities of $9,042,947, consisting of trade payable and accrued liabilities of $3,530,973, accrued interest – current portion of $17,348, deferred revenue of $1,133,411, line of credit of $2,000,000, lease liabilities – operating leases, current portion of $86,284, lease liabilities – financing leases, current portion of $145,820, current portion of contingent liabilities of $187,000, and current portion of notes payable of $1,942,021 consisting of $1,650,221 related to the IVFH PPP loan which is subject to potential forgiveness and other current portion of notes payable of $291,800.

During the three months ended March 31, 2021, the Company had cash used in operating activities of $3,497,010.  Cash used in operations consisted of the Company’s consolidated net loss of $1,843,871 reduced by non-cash compensation in the amount of $157,791, depreciation and amortization of $135,854, amortization of right-of-use asset of $22,929, amortization of prepaid loan fees of $3,088, and provision for doubtful accounts of $2,721. The Company’s cash position also decreased due to a change in the components of current assets and liabilities in the amount of $2,185,372.

The Company had cash used in investing activities of $4,612 for the three months ended March 31, 2021, which consisted of cash paid for the acquisition of property and equipment.

The Company had cash flow from financing activities of $1,527,693 for the three months ended March 31, 2021, which consisted of proceeds from the PPP Loans of $1,669,929,  partially offset by principal payments made on notes payable of $107,168 and principal payments on financing leases of $35,068.

The Company had a net working capital deficit of $764,356 as of March 31, 2021. The Company used cash in operations during the three months ended March 31, 2021 in the amount of $3,497,010. This compares to cash used in operations of $693,165 during the three months ended March 31, 2020. The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines. As of March 31, 2021, we do not have any material long-term obligations other than those described in Notes 6, 13, and 14 to the financial statements included in this report. As we seek to increase our sales of new items and enter new markets, acquire new businesses as well as identify new and other consumer and food service oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

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

2021 Plans

Since  2020 the world has been in the grip of a pandemic which has wreaked havoc on economies world-wide, including in the U.S., which is our primary market. As a result of the pandemic, restaurants, hotels, country clubs, casinos, catering houses and other of our primary customers have either been closed completely or are only partially open with significantly reduced operations. Accordingly, foodservice revenues, which historically have been a significant overall portion of our revenues have been significantly reduced as most foodservice establishments cross the United States closed or had limited operations. As a result, foodservice revenue commencing in the second half of March 2020 and continuing throughout the year and into 2021, experienced unprecedented declines. As the pandemic has begun to decline in the United States and foodservice establishments have begun to reopen, we have experienced improving foodservice revenues although our revenues have not yet reached its previous historical levels.

Conversely, we have experienced significant growth in our on-line e-commerce revenues as overall e-commerce grew and as demand for food products continued across the United States. Accordingly, we have focused our resources on meeting the growth of e-commerce revenues. While the percentage increase in e-commerce revenues was strong, the additional e-commerce revenues did not exceed the decrease in foodservice revenues commencing in the second half of March 2020 and continuing through the first quarter of 2021. As a result, overall revenues and profits declined for that time frame.

In April 2020 we applied for and received a loan of approximately $1.6 million under a program established under a recent congressionally approved program which is administered by the U.S. Small Business Administration. In 2021 we applied for and received $1,748,414 in new loans (including $78,485 received in April 2021) under a similar government program administered by the U.S. Small Business Administration. In addition, between the government loans, the potential forgiveness of the government loans, cash on hand and our current expectations of incoming revenues, we believe we have sufficient resources to continue operating for at least the next 12 months. However, as we cannot predict at this time when quarantines, curfews, stay in place orders, and closures of non-essential businesses will end and general economic activity will resume, we cannot predict when our business will return to its pre-pandemic norms and the amount of economic stress we would experience. While we intend to continue to focus on executing on our strategic growth plans, given the current economic conditions, we are not able to determine the exact timeframe in 2021, if at all, that we can then again consider fully implementing portions of the plans described below.

During 2021, we plan to expand our business by expanding our focus to additional specialty foods markets and by leveraging our e-commerce platform to launch and grow, either organically and/or through acquisition, new D2C brands and e-commerce sites within targeted consumer areas, on the Company’s e-commerce platform. In addition, we will continue exploring potential acquisition and partnership opportunities with influencers and other celebrities to continue to extend our focus in the specialty food market through the growth of the Company’s existing sales channels and through a variety of additional potential sales channel relationships. In addition, we are currently exploring the introduction of, or have introduced into the market, a variety of new product categories and new product lines, including private label products and proprietary branded products to leverage our existing foodservice and consumer customer base.

Furthermore, the Company intends to continue to expand its activities in the direct to consumer space and the overall consumer packaged goods (CPG) space through leveraging its overall capabilities in the consumer space, including leveraging its direct to consumer e-commerce platform to reach both additional customers in multiple channels, and to expand availability of its e-commerce capabilities to additional products and markets.

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

RISK FACTORS

The Company’s business and success is subject to numerous risk factors as detailed in its Annual Report on Form 10-K for the year ended December 31, 2020 and other of its Current Reports on Form 8-K all of which reports are available at no cost at www.sec.gov.

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

(a) Evaluation of disclosure controls and procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act.) as of the end of the period covered by this Quarterly Report, have identified a control deficiency regarding the integration of two acquisitions in 2018 and as a result management has concluded our internal control over financial reporting was ineffective at March 31, 2021 at the reasonable assurance level. Management of the Company believes that this deficiency is primarily due to the smaller size of the company’s accounting staff in relation to certain continued system integrations related to the 2018 acquisitions of certain assets of igourmet LLC and Mouth Foods, Inc. To address this matter, we have expanded our accounting staff and we expect to retain additional qualified personnel to continue to remediate this control deficiency in the future. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

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

SIGNATURE	TITLE	DATE

/s/ Sam Klepfish	Chief Executive Officer	May 24, 2021
Sam Klepfish

/s/ Richard Tang	Chief Financial Officer	May 24, 2021
Richard Tang