Form 10-Q
period 2021-06-30
INNOVATIVE FOOD HOLDINGS INC
filed 2021-08-23
CIK 312257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,963,049 shares of common stock outstanding as of August 23, 2021.

INNOVATIVE FOOD HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,639,359	$5,060,015
Accounts receivable, net	2,923,798	2,380,305
Inventory	3,032,879	3,719,786
Other current assets	348,241	286,815
Total current assets	7,944,277	11,446,921

Property and equipment, net	8,362,522	8,550,401
Investments	286,725	496,575
Right to use assets, operating leases, net	285,396	246,737
Right to use assets, finance leases, net	710,743	776,439
Other amortizable intangible assets, net	94,640	100,380
Goodwill and other unamortizable intangible assets	1,532,822	1,532,822
Total assets	$19,217,125	$23,150,275

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,052,543	$5,098,523
Accrued interest, current portion	33,128	28,873
Deferred revenue	980,535	2,917,676
Line of Credit	2,000,000	2,000,000
Notes payable - current portion, net of discount	2,037,495	1,741,571
Lease liability - operating leases, current	92,762	87,375
Lease liability - finance leases, current	148,094	146,004
Contingent liability - current portion	187,000	187,000
Total current liabilities	9,531,557	12,207,022

Accrued interest, long term portion	5,848	-
Lease liability - operating leases, non-current	192,634	159,362
Lease liability - finance leases, non-current	565,365	638,137
Contingent liability - long-term	108,600	116,600
Note payable - long term portion, net	7,401,327	6,151,345
Total liabilities	17,805,331	19,272,466

Commitments & Contingencies (see note 16)	-	-

Stockholders' equity
Common stock: $0.0001 par value; 500,000,000 shares authorized; 38,800,629 and 38,209,060 shares issued, and 35,963,049 and 35,371,480 shares outstanding at June 30, 2021 and December 31, 2020, respectively	3,877	3,817
Additional paid-in capital	37,730,475	37,415,155
Treasury stock: 2,623,171 and 2,623,171 shares outstanding at June 30, 2021 and December 31, 2020, respectively.	(1,141,370)	(1,141,370)
Accumulated deficit	(35,181,188)	(32,399,793)
Total stockholders' equity	1,411,794	3,877,809

Total liabilities and stockholders' equity	$19,217,125	$23,150,275

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Revenue	$13,974,564	$11,997,649	$26,155,463	$25,303,569
Cost of goods sold	10,165,144	8,677,096	19,044,058	18,869,960
Gross margin	3,809,420	3,320,553	7,111,405	6,433,609

Selling, general and administrative expenses	4,663,302	4,895,430	9,514,130	9,508,191
Impairment of intangible assets	-	-	-	1,698,952
Total operating expenses	4,663,302	4,895,430	9,514,130	11,207,143

Operating loss	(853,882)	(1,574,877)	(2,402,725)	(4,773,534)

Other income (expense:)
Impairment of investment	-	-	(209,850)	-
Other leasing income	1,900	10,977	7,040	21,856
Interest expense, net	(85,542)	(90,646)	(175,860)	(157,066)
Total other income (expense)	(83,642)	(79,669)	(378,670)	(135,210)

Net loss before taxes	(937,524)	(1,654,546)	(2,781,395)	(4,908,744)

Provision for Income tax	-	-	-	-

Net loss	$(937,524)	$(1,654,546)	$(2,781,395)	$(4,908,744)

Net loss per share - basic	$(0.03)	$(0.05)	$(0.08)	$(0.14)

Net loss per share - diluted	$(0.03)	$(0.05)	$(0.08)	$(0.14)

Weighted average shares outstanding - basic	35,872,143	34,656,149	35,729,807	34,641,212

Weighted average shares outstanding - diluted	35,872,143	34,656,149	35,729,807	34,641,212

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(2,781,395)	$(4,908,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangible assets	-	1,698,952
Impairment of investment	209,850	-
Depreciation and amortization	271,973	442,465
Amortization of right-of-use asset	49,700	107,271
Amortization of prepaid loan fees	6,211	6,246
Stock based compensation	315,380	221,109
Provision for doubtful accounts	27,987	221,799

Changes in assets and liabilities:
Accounts receivable, net	(571,480)	1,217,181
Inventory and other current assets, net	625,481	(578,575)
Accounts payable and accrued liabilities	(1,035,849)	(159,940)
Deferred revenue	(1,937,141)	(271,955)
Contingent liabilities	(8,000)	(24,000)
Operating lease liability	(49,700)	(107,271)
Net cash used in operating activities	(4,876,983)	(2,135,462)

Cash flows from investing activities:
Cash paid for website development	-	(14,000)
Acquisition of property and equipment	(12,686)	(90,207)
Net cash used in investing activities	(12,686)	(104,207)

Cash flows from financing activities:
Proceeds from line of credit	-	2,000,000
Proceeds from Payroll Protection Plan Loan	1,748,414	1,650,221
Principal payments on debt	(208,719)	(97,860)
Principal payments financing leases	(70,682)	(20,673)
Net cash provided by financing activities	1,469,013	3,531,688

(Decrease) increase in cash and cash equivalents	(3,420,656)	1,292,019

Cash and cash equivalents at beginning of period	5,060,015	3,966,050

Cash and cash equivalents at end of period	$1,639,359	$5,258,069

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$162,636	$125,396

Taxes	$-	$-

Non-cash investing and financing activities:
Building improvements financed under note payable	$-	$851,934
Increase in right of use assets & liabilities	$88,359	$214,930
Investment in food related company	$-	$30,000
Capital lease for purchase of fixed assets	$-	$152,548

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Amount	Value	Capital	Amount	Value	Deficit	Total

Balance - March 31, 2020 (unaudited)	37,279,320	$3,724	$36,955,853	2,623,171	$(1,141,370)	$(27,988,967)	$7,829,240
Fair value of vested stock and stock options	277,426	28	155,040	-	-	-	155,068
Net loss for the three months ended June 30, 2020	-	-	-	-	-	(1,654,546)	(1,654,546)
Balance - June 30, 2020 (unaudited)	37,556,746	$3,752	$37,110,893	2,623,171	$(1,141,370)	$(29,643,513)	$6,329,762

Balance - March 31, 2021 (unaudited)	38,495,314	$3,846	$37,572,917	2,623,171	$(1,141,370)	$(34,243,664)	$2,191,729
Fair value of vested stock and stock options	305,315	31	157,558	-	-	-	157,589
Net loss for the three months ended June 30, 2021	-	-	-	-	-	(937,524)	(937,524)
Balance - June 30, 2021 (unaudited)	38,800,629	$3,877	$37,730,475	2,623,171	$(1,141,370)	$(35,181,188)	$1,411,794

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Amount	Value	Capital	Amount	Value	Deficit	Total

Balance - December 31, 2019	37,210,859	$3,718	$36,889,818	2,623,171	$(1,141,370)	$(24,734,769)	$11,017,397
Fair value of vested stock and stock options issued to management	301,684	30	201,658	-	-	-	201,688
Issuance of shares to employees, previously accrued	498	-	-	-	-	-	-
Fair value of shares issued to employees and service providers	43,705	4	19,417	-	-	-	19,421
Net loss for the six months ended June 30, 2020	-	-	-	-	-	(4,908,744)	(4,908,744)
Balance - June 30, 2020 (unaudited)	37,556,746	$3,752	$37,110,893	2,623,171	$(1,141,370)	$(29,643,513)	$6,329,762

Balance - December 31, 2020	38,209,060	3,817	37,415,155	2,623,171	(1,141,370)	(32,399,793)	3,877,809
Fair value of vested stock and stock options	591,569	60	315,320	-	-	-	315,380
Net loss for the six months ended June 30, 2021	-	-	-	-	-	(2,781,395)	(2,781,395)
Balance - June 30, 2021 (unaudited)	38,800,629	$3,877	$37,730,475	2,623,171	$(1,141,370)	$(35,181,188)	$1,411,794

See notes to these unaudited condensed consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Innovative Food Holdings, Inc., and its wholly owned subsidiaries, some of which are non-operating, Artisan Specialty Foods, Inc. (“Artisan”), Food Innovations, Inc. (“FII”), Food New Media Group, Inc. (“FNM”), Organic Food Brokers, LLC (“OFB”), Gourmet Food Service Group, Inc. (“GFG”), Gourmet Foodservice Warehouse, Inc. (“GFW”), Gourmeting, Inc. (“Gourmeting”), The Haley Group, Inc. (“Haley”), Oasis Sales Corp. (“Oasis”),  4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.), (“Gourmet”), Innovative Food Properties, LLC (“IFP”), Innovative Gourmet, LLC (“Innovative Gourmet” or “igourmet”), Food Funding, LLC (“Food Funding”), Logistics Innovations, LLC (L Innovations”), M Innovations, LLC (“M Innovations”), MI Foods, LLC (“MIF”), M Foods Innovations, LLC (“M Foods”), P Innovations, LLC (“P Innovations”), and collectively with IVFH and its other subsidiaries, the “Company” or “IVFH”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All material intercompany transactions have been eliminated upon consolidation of these entities.

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes as contained in Form 10-K for the year ended December 31, 2020.  In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations to be expected for the full year.

2. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Our business is currently conducted by our wholly-owned subsidiaries, Artisan, FII, FNM, OFB, GFG, GFW, Gourmeting, Haley, Oasis, Gourmet, IFP, igourmet, Food Funding, L Innovations, M Innovations, (sometimes referred to herein as “Mouth” or ” Mouth.com”), MIF, M Foods, and P Innovations (collectively, IVFH and its subsidiaries, the “Company” or “IVFH”).

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Innovative Food Holdings, Inc., and its wholly owned operating subsidiaries, Artisan, FII, FNM, OFB, GFG, GFW, Gourmeting, Haley, Oasis, Innovative Gourmet, Food Funding, IFP, L Innovations, M Innovations, P Innovations, MIF, M Foods, and Gourmet.  All material intercompany transactions have been eliminated upon consolidation of these entities.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At June 30, 2021 and December 31, 2020, trade receivables from the Company’s largest customer amounted to 38% and 22%, respectively, of total trade receivables. During the three months ended June 30, 2021 and 2020, sales from the Company’s largest customer amounted to 50% and 27% of total sales, respectively. During the six months ended June 30, 2021 and 2020, sales from the Company’s largest customer amounted to 46% and 42% of total sales, respectively.

The Company maintains cash balances in excess of Federal Deposit Insurance Corporation limits.  At June 30, 2021 and December 31, 2020, the total cash in excess of these limits was $262,955 and $3,385,113, respectively.

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

The following table represents the changes in deferred revenue as reported on the Company’s consolidated balance sheets:

Balance as of December 31, 2019	$499,776
Cash payments received	200,300
Net sales recognized	(341,620)
Balance as of March 31, 2020 (unaudited)	$358,456

Cash payments received	134,870
Net sales recognized	(265,505)
Balance as of June 30, 2020 (unaudited)	$227,821

Balance as of December 31, 2020	$2,917,676
Cash payments received	591,886
Net sales recognized	(2,376,151)
Balance as of March 31, 2021 (unaudited)	$1,133,411

Cash payments received	375,115
Net sales recognized	(527,991)
Balance as of June 30, 2021 (unaudited)	$980,535

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,
	2021	2020
	(unaudited)	(unaudited)
Specialty foodservice	$10,160,910	$4,105,241
E-Commerce	3,285,073	7,453,917
National Brand Management	265,337	282,500
Logistics	263,244	155,991
Total	$13,974,564	$11,997,649

	Six Months Ended
	June 30,
	2021	2020
	(unaudited)	(unaudited)
Specialty foodservice	$16,988,837	$14,018,033
E-Commerce	8,265,011	10,331,943
National Brand Management	490,931	533,165
Logistics	410,684	420,428
Total	$26,155,463	$25,303,569

Cost of goods sold

We have included in cost of goods sold all costs which are directly related to the generation of revenue. These costs include primarily the cost of food and raw materials, packing and handling, shipping, and delivery costs.

We have also included all payroll costs as cost of goods sold in our leasing and logistics services business.

Basic and Diluted Earnings Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully-diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options.  The options are anti-dilutive due the Company’s net loss. Basic and diluted net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period.

Dilutive shares at June 30, 2021:

Stock Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company at June 30, 2021:

		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Price	of Options	Life (years)
$0.60	50,000	4.50
$0.62	360,000	2.50
$0.85	540,000	2.50
$1.00	50,000	4.50
$1.20	1,050,000	2.35
$1.50	125,000	0.50
	2,175,000	2.41

The Company charged the amount of $35,878 and $71,958 to operations in connection with stock options during the three and six months ended June 30, 2021, respectively.

Restricted Stock Awards

At June 30, 2021 there are 300,000 unvested restricted stock awards remaining from grants in a prior year. Those 300,000 restricted stock awards will vest as follows: 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days.

Stock Grants

During the three and six months ended June 30, 2021, the Company incurred obligations to issue the following shares of common stock pursuant to compensation agreements: an aggregate of 50,070 and 100,140 shares of common stock, respectively, to board members; and an aggregate total of 255,245 and 491,429 shares of common stock, respectively, to Executive Officers.  Some of these shares or other shares owned by the Company’s employees are included in a 10b5-1 selling plan.

The Company charged the amount of $121,711 and $243,422 to operations in connection with stock grants during the three and six months ended June 30, 2021, respectively.

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

The Company charged the amount of $47,330 and $76,450, respectively, to operations in connection with stock options during the three and six months ended June 30, 2020.

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

Stock grants

During the six months ended June 30, 2020, the Company incurred obligations to issue the following shares of common stock pursuant to compensation agreements: an aggregate total of 69,928 shares of common stock to board members and an aggregate total of 231,756 to officers.  Some of these shares or other shares owned by the Company’s employees are included in a 10b5-1 selling plan. The Company charged the amount of $107,738 and $125,238 to operations in connection with stock grants during the three and six months ended June 30, 2020, respectively.

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

3. ACCOUNTS RECEIVABLE

At June 30, 2021 and December 31, 2020, accounts receivable consists of:

	June 30, 2021	December 31, 2020
	(unaudited)
Accounts receivable from customers	$3,291,591	$2,724,137
Allowance for doubtful accounts	(367,793)	(343,832)
Accounts receivable, net	$2,923,798	$2,380,305

During the three months ended June 30, 2021 and 2020, the Company charged the amount of $25,666 and $0, respectively, to bad debt expense. During the six months ended June 30, 2021 and 2020, the Company charged the amount of $27,987 and $221,799, respectively, to bad debt expense.

4. INVENTORY

Inventory consists primarily of specialty food products.  At June 30, 2021 and December 31, 2020, inventory consisted of the following:

	June 30, 2021	December 31, 2020
	(unaudited)
Finished Goods Inventory	$3,032,879	$3,719,786

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

On November 8, 2019 the Company, through a newly formed wholly-owned subsidiary, purchased a logistics and warehouse facility (the “Facility”) for $4.5 million. The Facility is approximately 200,000 square feet and is situated on approximately 15 acres in Mountain Top, Pennsylvania. The Facility’s appraised value by a third party appraisal firm in 2021 was $9,400,000. Related to the Facility purchase, the Company entered into a commercial loan agreement for both the purchase price and planned improvements to the Facility. The amount of the loan was $5,500,000, of which $3,600,000 had been utilized at June 30, 2021 in connection with the purchase of the Facility; the lender is Fifth Third Bank and the loan is secured by a mortgage on the property and other Company assets. The interest on the loan is LIBOR plus 2.75%, with interest only payments due through September 30, 2020, thereafter with principal amortized over 20 years with the balance due at maturity on September 2, 2025. Related to Facility purchase, the Company also acquired certain leases from certain tenants of the Facility, all of which were in good standing at the time of purchase. Depreciation on the building began when the Company commenced recognizing revenue from leasing and logistics services associated with the Facility. On October 5, 2020, the Company completed work to upgrade the Facility at a cost of $2,231,458 in order to better support the Company’s focus on e-commerce and logistics. Of the build out costs, $1,900,000 was funded by the loan described below (See Note 13).

The following table summarizes property and equipment at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(unaudited)
Land	$1,256,895	$1,256,895
Building	7,191,451	7,191,451
Computer and Office Equipment	587,414	578,362
Warehouse Equipment	373,150	373,150
Furniture and Fixtures	942,105	938,471
Vehicles	109,441	109,441
Total before accumulated depreciation	10,460,456	10,447,770
Less: accumulated depreciation	(2,097,934)	(1,897,369)
Total	$8,362,522	$8,550,401

Depreciation and amortization expense for property and equipment amounted to $100,401 and $117,931 for the three months ended June 30, 2021 and 2020, respectively. Depreciation and amortization expense for property and equipment amounted to $200,537 and $232,433 for the six months ended June 30, 2021 and 2020, respectively.

6. RIGHT OF USE ASSETS AND LEASE LIABILITIES – OPERATING LEASES

The Company has operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 3 years, some of which include options to extend.

The Company’s lease expense for the three months ended June 30, 2021 and 2020 was entirely comprised of operating leases and amounted to $31,727 and $53,628, respectively. The Company’s lease expense for the six months ended June 30, 2021 and 2020 was entirely comprised of operating leases and amounted to $58,582 and $107,256, respectively.

The Company’s ROU asset amortization for the three months ended June 30, 2021 and 2020 was $26,771 and $57,322, respectively. The Company’s ROU asset amortization for the six months ended June 30, 2021 and 2020 was $49,700 and $107,271, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

Right of use assets – operating leases are summarized below:

	June 30, 2021	December 31, 2020
	(unaudited)
Office	$167,854	$186,302
Warehouse equipment	68,333	12,695
Office equipment	14,492	1,812
Vehicles	34,717	45,928
Right of use assets - operating leases, net	$285,396	$246,737

Operating lease liabilities are summarized below:

	June 30, 2021	December 31, 2020
	(unaudited)
Office	$167,854	$186,302
Warehouse equipment	68,333	12,695
Office equipment	14,492	1,812
Vehicles	34,717	45,928
Lease liability	$285,396	$246,737
Less: current portion	(92,762)	(87,375)
Lease liability, non-current	$192,634	$159,362

Maturity analysis under these lease agreements are as follows:

For the period ended June 30, 2022	$106,977
For the period ended June 30, 2023	80,440
For the period ended June 30, 2024	75,893
For the period ended June 30, 2025	54,549
For the period ended June 30, 2026	2,421
Total	$320,280
Less: Present value discount	(34,884)
Lease liability	$285,396

7. RIGHT OF USE ASSETS – FINANCING LEASES

The Company has financing leases for vehicles and warehouse equipment. See note 14. Right of use asset – financing leases are summarized below:

	June 30, 2021	December 31, 2020
	(unaudited)
Vehicles	362,358	362,358
Warehouse Equipment	533,531	533,531
Total before accumulated depreciation	895,889	895,889
Less: accumulated depreciation	(185,146)	(119,450)
Total right of use assets - financing leases, net	$710,743	$776,439

Depreciation expense for the three months ended June 30, 2021 and 2020 was $32,848 and $0, respectively. Depreciation expense for the six months ended June 30, 2021 and 2020 was $65,696 and $0, respectively.

8. INVESTMENTS

The Company has made investments in certain early stage food related companies which it expects can benefit from synergies with the Company’s various operating businesses. At June 30, 2021 the Company has investments in seven food related companies in the aggregate amount of $286,725.  The Company does not have significant influence over the operations of these companies.

The Company’s investments may take the form of debt, equity, or equity in the future including convertible notes and other instruments which provide for future equity under various scenarios including subsequent financings or initial public offerings. The Company has evaluated the guidance in ASC No. 325-20, “Investments – Other”, in determining to account for the investment using the cost method since the equity securities are not marketable and do not give the Company significant influence.

During the three and six months ended June 30, 2020, the Company converted accounts receivable in the amount of $15,000 and $30,000 into an equity investment in a food related company. During the six months ended June 30, 2021, the founder of one of the food related companies passed away in an untimely tragic accident, and as a result the food related company ceased operations and the Company recognized an impairment in the amount of $209,850 in connection with that investment.

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

Goodwill Impairment Test

The Company estimated the fair value of the Company’s reporting unit using an income approach that incorporates the use of a discounted cash flow model that involves many management assumptions that are based upon future growth projections which include estimates of COVID-19’s impact on our business. Assumptions include estimates of future revenues, growth rates which take into account estimated inflation rates, estimates of future levels of gross profit and operating profit, projected capital expenditures and discount rates based upon industry and competitor analyses. As a result of impairment test, it was calculated that the net carrying value of goodwill exceeded the fair value  by  $650,243, and the Company was required by ASC 350 to record an impairment charge to operations during the year ended December 31, 2020. At June 30, 2021 and December 31, 2020, the net carrying value of goodwill on the Company’s balance sheet was $0.

Long-lived Impairment Test

Long-lived assets, including other intangible assets, were tested for recoverability at the asset group level. The Company estimated the net undiscounted cash flows expected to be generated from the asset group over the expected useful life of the asset group’s primary asset. Key assumptions include future revenues, growth rates, estimates of future levels of gross profit and operating profit and projected capital expenditures necessary to maintain the operating capacity of each asset group. As a result of the impairment test, it was calculated that the net carrying values of other intangible assets exceeded the undiscounted cash flows for each of the Company’s asset groups by a total of $1,048,692, and the Company was required by the applicable accounting rules to record an impairment charge to operations during the year ended December 31, 2020. At June 30, 2021 and December 31, 2020, the net carrying value of other intangible assets on the Company’s balance sheet was $1,627,462 and $1,633,202, respectively.

The Company acquired certain intangible assets pursuant to the acquisitions through Artisan, Oasis, Innovative Gourmet , OFB, Haley, and M Innovations. The following is the net book value of these assets:

	June 30, 2021 (unaudited)
		Accumulated
	Gross	Amortization and Impairment	Net
Non-Compete Agreement - amortizable	$505,900	$(505,900)	$-
Customer Relationships - amortizable	3,068,034	(3,068,034)	-
Trade Name	1,532,822	-	1,532,822
Internally Developed Technology - amortizable	875,643	(875,643)	-
Goodwill	650,243	(650,243)	-
Website - amortizable	103,250	(8,610)	94,640
Total	$6,735,892	$(5,108,430)	$1,627,462

	December 31, 2020
		Accumulated
	Cost	Amortization and Impairment	Net
Non-Compete Agreement - amortizable	$505,900	$(505,900)	$-
Customer Relationships - amortizable	3,068,034	(3,068,034)	-
Trade Name	1,532,822	-	1,532,822
Internally Developed Technology	875,643	(875,643)	-
Goodwill	650,243	(650,243)	-
Website	103,250	(2,870)	100,380
Total	$6,735,892	$(5,102,690)	$1,633,202

Total amortization expense for the three months ended June 30, 2021 and 2020 was $2,870 and $0, respectively. Total amortization expense for the six months ended June 30, 2021 and 2020 was $5,740 and $210,032, respectively.

Total impairment charge for each of the three month periods ended June 30, 2021 and 2020 was $0. Total impairment charge for the six month periods ended June 30, 2021 and 2020 was $0 and $1,698,952, respectively.

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020
	(unaudited)
Trade payables and accrued liabilities	$3,857,892	$4,914,050
Accrued payroll and commissions	194,651	184,473
Total	$4,052,543	$5,098,523

11. ACCRUED INTEREST

At June 30, 2021, accrued interest - current portion on notes outstanding was $33,128, and accrued interest – long term portion was $5,848. Accrued interest – long term portion consist of interest accrued on the PPP loans (see note 13).

During the three and six months ended June 30, 2021, the Company paid cash for interest in the aggregate amount of $79,361 and $162,636, respectively.

At December 31, 2020, accrued interest on a note outstanding was $28,873. During the three and six months ended June 30, 2020, the Company paid cash for interest in the aggregate amount of $66,023 and $125,396, respectively.

12. REVOLVING CREDIT FACILITIES

	June 30, 2021	December 31, 2020
	(unaudited)

Line of credit facility with Fifth Third Bank in the original amount of $2,000,000 with an interest rate of LIBOR plus 3.25% (the “Fifth Third Bank Line of Credit”). Effective August 1, 2019, this credit facility was extended to August 1, 2021. Effective as of July 31, 2021 this credit facility was extended to November 1, 2021. On March 20, 2020, the Company drew down the amount of $2,000,000. During the three and six months ended June 30, 2021, the Company paid interest in the amount of $17,063 and $34,146, respectively, on the Fifth Third Bank Line of Credit.	$2,000,000	$2,000,000

Total	$2,000,000	$2,000,000

13. NOTES PAYABLE

	June 30, 2021	December 31, 2020
	(unaudited)

Secured mortgage note payable for the acquisition of land and building in Bonita Springs, Florida in the amount of $546,000. Principal payments of $4,550 plus interest at the rate of Libor plus 3% are due monthly. The balance of the principal amount was originally due February 28, 2018. On March 23, 2018 and effective February 26, 2018, this note was amended and renewed in the amount of $273,000, with monthly payments of principal and interest of $4,550 payable through the maturity date of February 28, 2023. During the three months ended June 30, 2021, the Company made payments of principal and interest on this note in the amounts of $13,650 and $927, respectively; during the six months ended June 30, 2021, the Company made principal and interest payments on this note in the amounts of $27,300 and $1,758, respectively.

	$95,550	$122,850

Secured mortgage note payable for the acquisition of land and building in Broadview, Illinois in the amount of $980,000. Principal payments of $8,167 plus interest at the rate of LIBOR plus 2.75% are due monthly through April 2020, the remaining principal balance in the amount of $490,000 was originally due May 29, 2020. Effective May 29, 2020, the note was amended and renewed such that principal payments of $8,303 plus accrued interest were due beginning June 29, 2020 and continuing for sixty months; the entire principal balance and all accrued interest will be due on May 29, 2025. During the three months ended June 30, 2021, the Company made payments of principal and interest on this note in the amounts of $24,500 and $3,212, respectively; during the six months ended June 30, 2021, the Company made principal and interest payments in the amounts of $49,000 and $6,237 respectively.

	400,166	449,166

Promissory note dated March 22, 2019 in the original amount of $391,558 (the “Artisan Equipment Loan”) payable to Fifth Third Bank. This loan is secured by the Company’s tangible and intangible personal property and bears interest at the rate of 5.20%.  The entire principal balance and all accrued interest is due on the maturity date of March 21, 2024.  Monthly payments in the amount of $7,425 including principal and interest commenced in April, 2019. During the year ended December 31, 2019, equipment financed under the Artisan Equipment Loan in the amount of $33,075 was returned for credit. During the three months ended June 30, 2021, the Company made payments of principal and interest on this loan in the amounts of $11,667 and $1,929, respectively; during the six months ended June 30, 2021, the Company made principal and interest payments in the amounts of $28,980 and $5,010, respectively.

	213,785	242,765

A note payable in the amount of $20,000. The Note was due in January 2006 and the Company is currently accruing interest on this note at 1.9%. During the three months ended June 30, 2021, the Company accrued interest in the amount of $93 on this note; during the six months ended June 30, 2021 and 2020, the Company accrued interest in the amount of $186 on this note.	20,000	20,000

Vehicle acquisition loan dated December 6, 2018 in the original amount of $51,088, payable in sixty monthly installments of $955 including interest at the rate of 4.61% maturing November 5, 2023. During the three months ended June 30, 2021, the Company made principal and interest payments in the amount of $2,534 and $331, respectively, on this loan; during the six months ended June 30, 2020, the Company made principal and interest payments in the amount of $5,039 and $691, respectively, on this loan.	27,012	32,051

	June 30, 2021	December 31, 2020
	(unaudited)

Secured mortgage facility in the amount of $5,500,000 with Fifth Third Bank for the acquisition of land and building in Mountaintop, Pennsylvania dated November 8, 2019 (the “Fifth Third Mortgage Facility”). The Fifth Third Mortgage Facility is secured by the assets acquired. During the year ended December 31, 2019, the Company drew down $3,600,000 of this facility. During the year ended December 31, 2020, the Company drew down an additional $1,900,000 of this facility. The interest rate is LIBOR plus 2.75% with interest only due through September 30, 2020, thereafter with principal amortized at a 20 years amortization rate and the balance due on the maturity date of September 2, 2025. The Company prepaid loan fees in connection with this loan in the amount of $72,916 which are considered a discount to the loan and are being amortized over the term of the note; $3,089 and $6,212 of this discount was amortized to interest expense during the three and six months ended June 30, 2021, respectively. During the three months ended June 30, 2021 the Company made principal and interest payments in the amount of $49,200 and $38,980, respectively, on this loan; during the six months ended June 30, 2021 the Company made principal and interest payments in the amount of $98,400 and $77,738, respectively, on this loan. The Company also has in place an interest rate swap agreement (the “Fifth Third Interest Rate Swap”) with Fifth Third bank in connection with the Fifth Third Mortgage Facility. Pursuant to the Fifth Third Interest Rate Swap, the Company pays an additional base rate of 0.59% reduced by the difference between an initial LIBOR rate of 0.1513% and the month-end LIBOR rate. During the three and six months ended June 30, 2021, the Company paid additional interest in the amount of $6,557 and $12,651, respectively, pursuant to the Fifth Third Interest Rate Swap.

	5,336,000	5,434,400

Loan payable to Fifth Third Bank dated April 21, 2020 pursuant to the Paycheck Protection Program (the “IVFH PPP Loan”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the principal amount of $1,650,221. The term of the IVFH PPP Loan is two years, and the annual interest rate is 1%. Under the terms of the CARES Act, PPP Loan recipients can apply for, and be granted forgiveness for, all or a portion of loans granted under the Paycheck Protection Program. No assurance is provided that the Company will obtain forgiveness of the IVFH PPP Loan in whole or in part. During the three and six months ended June 30, 2021, the Company accrued interest in the amount of $0 and $4,069, respectively, on the IVFH PPP Loan. Effective July 8, 2021, the entire principal amount due under this loan of $1,650,221 and accrued interest of $15,597 was forgiven; for this reason, the Company did not record interest on this loan during the three months ended June 30, 2021. See note 18.

	1,650,221	1,650,221

Five loans payable to Fifth Third Bank dated from February 12, 2021 to April 11, 2021 were received by subsidiaries of the Company pursuant to the Paycheck Protection Program (the “Subsidiary PPP Loans”) established under the CARES Act in the aggregate principal amount of $1,748,414. Each of the Subsidiary PPP Loans are due five years from inception and the annual interest rate is 1%. Under the terms of the CARES Act, PPP Loan recipients can apply for, and be granted forgiveness for, all or a portion of loans granted under the Paycheck Protection Program. No assurance is provided that the Company will obtain forgiveness of the Subsidiary PPP Loans in whole or in part. During the three and six months ended June 30, 2021, the Company received cash in the aggregate amount of $78,485 and $1,748,414 under these loans. During the three and six months ended June 30, 2021, the Company accrued interest in the amount of $4,346 and $5,848, respectively, on the Subsidiary PPP Loans.

	1,748,414	-

Total	9,491,148	7,951,453
Discount	(52,326)	(58,537)
Net of discount	$9,438,822	$7,892,916

Current portion	$2,089,821	$1,800,108
Long-term maturities	7,401,327	6,151,345
Total	$9,491,148	$7,951,453

Aggregate maturities of long-term notes payable as of June 30, 2021 are as follows:

For the period ended June 30,

2022	$2,089,821
2023	872,562
2024	846,372
2025	773,984
2026	4,908,409
Total	$9,491,148

14. LEASE LIABILITIES - FINANCING LEASES

	June 30, 2021	December 31, 2020

Financing lease obligation under a lease agreement for warehouse furniture and equipment truck dated October 14, 2020 in the original amount of $514,173 payable in sixty monthly installments of $9,942 including interest at the rate of 6.01%. During the three months ended June 30, 2021, the Company made principal and interest payments on this lease obligation in the amount of $22,892 and $6,934, respectively. During the six months ended June 30, 2021, the Company made principal and interest payments on this lease obligation in the amount of $45,444 and $14,208, respectively.	$446,513	$491,957

Financing lease obligation under a lease agreement for a truck dated March 31, 2020 in the original amount of $152,548 payable in eighty-four monthly installments of $2,188 including interest at the rate of 5.44%. During the three months ended June 30, 2021, the Company made principal and interest payments on this lease obligation in the amounts of $4,782 and $1,783, respectively. During the six months ended June 30, 2021, the Company made principal and interest payments on this lease obligation in the amounts of $9,498 and $3,630, respectively.	127,780	137,278

Financing lease obligation under a lease agreement for a truck dated November 5, 2018 in the original amount of $128,587 payable in seventy monthly installments of $2,326 including interest at the rate of 8.33%. During the three months ended June 30, 2021, the Company made principal and interest payments on this lease obligation in the amounts of $5,290 and $1,687, respectively. During the six months ended June 30, 2021, the Company made principal and interest payments on this lease obligation in the amounts of $10,472 and $3,482, respectively.	77,442	87,914

Financing lease obligation under a lease agreement for a truck dated August 23, 2019 in the original amount of $80,413 payable in eighty-four monthly installments of $1,148 including interest at the rate of 5.0%. During the three months ended June 30, 2021, the Company made principal and interest payments on this lease obligation in the amounts of $2,650 and $794, respectively. During the six months ended June 30, 2021, the Company made principal and interest payments on this lease obligation in the amounts of $5,268 and $3,416, respectively.	61,724	66,992

Total	$713,459	$784,141

Current portion	$148,094	$146,004
Long-term maturities	565,365	638,137
Total	$713,459	$784,141

Aggregate maturities of lease liabilities – financing leases as of June 30, 2021 are as follows:

For the period ended June 30,

2022	$148,094
2023	157,559
2024	167,643
2025	154,392
2026	67,474
Thereafter	18,297
Total	$713,459

15. RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2021:

Vesting of shares to officers

During the six months ended June 30, 2021 in connection with stock based compensation based upon the terms of employment agreements with its employees and compensation agreements with the Company’s independent board members, the Company charged to operations the amount of $45,000 for the vesting of a total of 100,140 shares of common stock issuable to two of its independent board members, and $198,422 for the vesting of a total of 491,429 shares of common stock issuable to its Chief Executive Officer and its Director of Strategic Acquisitions pursuant to their employment agreements. The Company also recognized non-cash compensation in the amount of $71,958 during the six months ended June 30, 2021 in connection with stock options issuable to management and board members.

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

16. COMMITMENTS AND CONTINGENT LIABILITIES

Contingent Liability

Pursuant to the igourmet Asset Purchase Agreement, the Company recorded contingent liabilities in the original amount of $787,800. This amount relates to certain performance based payments over the twenty-four months following the acquisition date as well as to certain additional liabilities that the Company has evaluated and has recorded on a contingent basis. During the year ended December 31, 2018, the Company reduced this amount by $392,900 as the performance goals for the first year were not met. During the year ended December 31, 2019, the Company reduced this amount by $132,300 as the performance goals for the second year were not met. During the year ended December 31, 2019, the Company paid the amount of $39,000 in connection with the additional liabilities. During the year ended December 31, 2020, the Company paid the amount of $40,000 in connection with the additional liabilities. During the three and six months ended June 30, 2021, the Company paid the amount of $0 and $8,000, respectively, in connection with the additional liabilities. At June 30, 2021, the amount of $67,000 remains on the Company’s consolidated balance sheet as a current contingent liability, and $108,600 as a long term contingent liability.

Pursuant to the Mouth Foods LLC Asset Acquisition, the Company recorded contingent liabilities in the amount of $240,576.  These amounts relate to the estimate of certain performance based payments following the acquisition date as well as to certain additional liabilities that the Company has evaluated and has recorded on a contingent basis. During the year ended December 31, 2019, the Company paid the amount of $120,576 in connection with these liabilities. At June 30, 2021, $120,000 is classified as a current contingent liability.

License Agreements

In May 2019, the Company entered into a royalty-based license agreement, through December 31, 2022 with a lifestyle brand, which provides the exclusive right, with certain carve-outs and limitations, to sell and promote branded gift baskets for certain channels including: retail, warehouse club stores, certain of the Company’s current e-commerce channels, and other e-commerce channels such as amazon.com (the “May 2019 License Agreement”). Pursuant to the May 2019 License Agreement, the Company paid an initial royalty deposit in the amount of $50,000 towards the minimum royalty, which is classified as other current assets on the Company’s balance sheet at December 31, 2019.  Future royalty amounts owed for minimum payments in connection with the May 2019 License Agreement will be deducted from this deposit The royalty rate is 5% of net sales, and the Company is required, with certain exceptions and exclusions, to make minimum royalty payments of $100,000 through the end of 2020, $110,000 in 2021, and $125,000 in 2022, respectively.  As of June 30, 2021, the Company has made the required minimum royalty payments.

Litigation

On September 16, 2019, an action (the “PA Action”) was filed in the Court of Common Pleas of Philadelphia County, Trial Division, against, among others, the Company and its wholly-owned subsidiaries, Innovative Gourmet LLC and Food Innovations, Inc. Since that time, other parties involved in the incident have joined as plaintiffs in the PA Action.  The complaint in the PA Action alleges, inter alia, wrongful death and negligence by a driver employed by Innovative Gourmet and indicates a demand and offer to settle for fifty million dollars. We expect that should a settlement occur the amount to resolve the Action would be substantially lower. The Company and its subsidiaries had auto and umbrella insurance policies, among others, that were in effect for the relevant period The Company and its subsidiaries’ insurers have agreed to defend the Company and its subsidiaries in the PA Action (and the related action), subject to a reservation of rights. The Company believes that the likely outcome would result in the liabilities being covered by its insurance carriers. However, if the Company was found responsible for damages in excess of its available insurance coverage, such damages in excess of the coverage could have a material adverse effect on the Company’s operations. On July 16, 2020, the court granted the Company's motion to stay the case through the final adjudication of an additional pending legal proceeding against the driver in connection with the events related to the case. Because the statute of limitations on the incident has now run, it is not anticipated that any new plaintiffs involved in the incident will come forward against the Company and its subsidiaries.

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

17. EQUITY

Common Stock

At June 30, 2021 and December 31, 2020, a total of 2,837,580 shares are deemed issued but not outstanding by the Company. These include 2,623,171 shares of treasury stock.

Six months ended June 30, 2021:

During the six months ended June 30, 2021 in connection with stock based compensation based upon the terms of employment agreements with its employees and compensation agreements with the Company’s independent board members, the Company charged to operations the amount of $45,000 for the vesting of a total of 100,140 shares of common stock issuable to two of its independent board members, and $198,422 for the vesting of a total of 491,429 shares of common stock issuable to its Chief Executive Officer and its Director of Strategic Acquisitions pursuant to their employment agreements. The Company also recognized non-cash compensation in the amount of $71,958 during the six months ended June 30, 2021 in connection with stock options issuable to management and board members.

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

Options

The following table summarizes the options outstanding at June 30, 2021 and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.60	50,000	4.50	$0.60	12,500	$0.60
$0.62	360,000	2.50	$0.62	300,000	$0.62
$0.85	540,000	2.50	$0.85	450,000	$0.85
$1.00	50,000	4.50	$1.00	12,500	$1.00
$1.20	1,050,000	2.35	$1.20	900,000	$1.20
$1.50	125,000	0.50	$1.50	125,000	$1.50
	2,175,000	2.41	$1.02	1,800,000	$1.03

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2020	2,250,000	$1.02

Granted	-	$-
Exercised	-	$-
Cancelled / Expired	(75,000)	$1.10

Options outstanding at June 30, 2021 (unaudited)	2,175,000	$1.02
Options exercisable at June 30, 2021 (unaudited)	1,800,000	$1.03

Aggregate intrinsic value of options outstanding and exercisable at June 30, 2021 and 2020 was $0.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.36 and $0.35 as of June 30, 2021 and 2020, respectively, and the exercise price multiplied by the number of options outstanding.

During the three months ended June 30, 2021 and 2020, the Company charged $35,878 and $42,330, respectively, to operations to recognized stock-based compensation expense for employee and board member stock options. During the six months ended June 30, 2021 and 2020, the Company charged $71,958 and $76,450, respectively, to operations to recognized stock-based compensation expense for employee and board member stock options.

Accounting for warrants and stock options

The Company valued warrants and stock options granted during the six months ended June 30, 2021 and 2020 using the Black-Scholes valuation model utilizing the following variables:

	June 30,	June 30,
	2021	2020
Volatility	-%	41.7%
Dividends	-	-
Risk-free interest rates	-%	1.37%
Term (years)	-	3.00

18. SUBSEQUENT EVENTS

The Company received notification from Fifth Third Bank, N.A. that principal and accrued interest in the amounts of $1,650,221 and $15,597, respectively, due under the IVFH PPP Loan had been forgiven effective July 8, 2021.

Effective as of July 31, 2021, the Company revised and restated many of its loan documents with Fifth Third Bank and while there were no material changes to the essential terms of the documents, the changes included removing financial covenants requirements until December 31, 2022 and extending the revolving credit loan by three months until November 1, 2021.

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

Provision for Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $367,793 for doubtful accounts receivable at June 30, 2021, and $343,832 at December 31, 2020. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

Relationship with U.S. Foods

We have historically sold the majority of our products through a distributor relationship between FII and Next Day Gourmet, L.P., a subsidiary of U.S. Foods, a leading broadline distributor. These sales amounted to $6,939,129 (50% of total sales) and $3,188,119 (27% of total sales) for the three months ended June 30, 2021 and 2020 respectively. These sales amounted to $12,104,507 (46% of total sales) and $10,571,697 (42% of total sales) for the six months ended June 30, 2021 and 2020 respectively On January 26, 2015 we executed a contract between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods, Inc.  The term of the Agreement is from January 1, 2015 through December 31, 2016 and provides for a limited number of automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew.  Based on the terms, the Agreement was extended through 2018. Effective January 1, 2018 the Agreement was further amended to remove the cap on renewals, and provide for an unlimited number of additional 12-month terms unless either party notifies the other in writing, 30 days prior to the end date, of its intent not to renew.

RESULTS OF OPERATIONS

This discussion may contain forward looking-statements that involve risks and uncertainties. Our future results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

The world has been emerging from the grip of a coronavirus pandemic, which began in 2020 and  has wreaked havoc on economies world-wide, including in the U.S., which is our primary market. As a result of the pandemic, restaurants, hotels, country clubs, casinos, catering houses and other of our primary customers have either been closed completely or are only partially open with significantly reduced operations. Accordingly, foodservice revenues, which historically have been a significant overall portion of our revenues, have been significantly reduced as most foodservice establishments across the United States closed or had limited operations. As a result, foodservice revenues starting in the second half of March 2020 and continuing through the first quarter of 2021 experienced unprecedented declines. As the pandemic has begun to decline in the United States and establishments have begun to reopen, we have experienced improving foodservice revenues starting in the second quarter of 2021 although our revenues have not yet reached previous historical levels.

Conversely, we have experienced significant growth in our on-line e-commerce revenues as overall e-commerce grew as demand for food products continued across the United States. Accordingly, we have focused our resources on meeting the growth of e-commerce revenues.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Revenue

Revenue increased by $1,976,915 or approximately 16.5% to $13,974,564 for the three months ended June 30, 2021 from $11,997,649 in the prior year.  The increase in revenues is primarily attributable to an increase in specialty foodservice revenues which was driven by the nationwide opening of restaurants and other foodservice establishments previously affected by COVID-19. As more foodservice establishments and restaurants have re-opened we have experienced improving foodservice revenues, although revenues still remain slightly below historical levels. The increase in specialty foodservice revenue was partially offset with decreases mainly associated with e-commerce revenues. Though e-commerce revenue remain significantly above historical levels, the decreases during the current period were the result of decreases in COVID-19 driven demand in 2021 compared to 2020.

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

Cost of goods sold

Our cost of goods sold for the three months ended June 30, 2021 was $10,165,144, an increase of $1,488,048 or approximately 17.1% compared to cost of goods sold of $8,667,096 for the three months ended June 30, 2020. Cost of goods sold is made up of the following expenses for the three months ended June 30, 2021: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $6,928,119; shipping, delivery, handling, and purchase allowance expenses in the amount of $3,118,690; and cost of goods associated with logistics of $118,335.  The increase in cost of goods sold is attributed mainly to increases in revenues. Gross margins as a percentage of sales decreased during the current period to 27.3% compared to 27.7% during the comparable period,  primarily due to variation in product and revenue mix across our various selling channels.

In 2021, we continued to price our products in order to increase sales, gain market share and increase the number of our end users and  customers.  We currently expect, if market conditions, overall economic conditions, and our product revenue mix remain constant, that our cost of goods sold may increase and may result in a decrease in profit margin.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased by $232,128 or approximately 4.7% to $4,663,302 during the three months ended June 30, 2021 compared to $4,895,430 for the three months ended June 30, 2020. The decrease in selling, general, and administrative expenses was primarily due to decreases in payroll and related costs excluding share based compensation of approximately $349,598; a decrease in advertising costs of $91,133; a decrease in legal and professional fees of $54,246; a decrease in banking and credit card fees of $28,330; and a decrease in marketing costs of $4,374. These decreases were partially offset by increases in office and facilities costs of $185,095; provision for doubtful accounts of $23,826; taxes of $24,595; depreciation and amortization of $18,088; computer and IT costs of $16,017; travel and entertainment costs of $13,012; insurance costs of $9,753; and non-cash compensation of $2,521. The payroll decreases were driven by a decline in payroll and other labor costs and improved efficiencies.

Other leasing income

During the three months ended June 30, 2021, the Company recognized revenue in the amount of $1,900 in connection with the lease of space in our Mountaintop warehouse facility, a decrease of $9,077 or approximately 82.7% compared to $10,977 during the three months ended June 30, 2020.

Interest expense, net

Interest expense, net of interest income, increased by $5,104 or approximately 5.6% to $85,542 during the three months ended June 30, 2021, compared to $90,646 during the three months ended June 30, 2020.  Interest accrued or paid on the Company’s commercial loans and notes payable decreased by $6,226 to $82,815 during the current period, compared to $89,041 during the prior period. This decrease was partially offset by increases in interest in the amount of $6,680 in connection with equipment financing and $6,557 in connection with an interest rate swap. Interest on the PPP loans increased by $1,136 to $4,346, compared to $3,210 during the prior period; this increase was due to an increase in principal due under the PPP loans.

Net loss

For the reasons above, the Company had a net loss for the three months ended June 30, 2021 of $937,524 which is a decrease of $717,022 or 43.3% compared to a net loss of $1,654,546 during the three months ended June 30, 2020. The net loss for the three months ended June 30, 2021 includes a total of $322,127 in non-cash charges, including depreciation and amortization expense of $136,149, non-cash compensation in the amount of $157,589, amortization of the discount on notes payable of $3,123, and provision for doubtful accounts of $25,266.

The net loss for the three months ended June 30, 2020 includes a total of $276,122 in non-cash charges, including depreciation expense of $117,931 charges for non-cash compensation in the amount of $155,068, and amortization of the discount on notes payable of $3,123.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Revenue

Revenue increased by $851,894 or approximately 3.4% to $26,155,463 for the six months ended June 30, 2021 from $25,303,569 in the prior year.  The increase in revenues is primarily attributable to an increase in specialty foodservice revenues which was driven by the nationwide opening of restaurants and other foodservice establishments previously affected by COVID-19. As more foodservice establishments and restaurants have re-opened we have experienced accelerated improvements in foodservice revenues, although revenues still remain below historical levels. The increase in specialty foodservice was partially offset with revenues decreases mainly associated with e-commerce revenues. Though e-commerce revenue remain significantly above historical levels, the decreases during the current period were the result of decreases in COVID-19 pandemic driven demand in 2021 compared to 2020.

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

Cost of goods sold

Our cost of goods sold for the six months ended June 30, 2021 was $19,044,058, an increase of $174,098 or approximately 0.9% compared to cost of goods sold of $18,869,960 for the six months ended June 30, 2020. Cost of goods sold is made up of the following expenses for the six months ended June 30, 2021: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $12,517,999; shipping, delivery, handling, and purchase allowance expenses in the amount of $6,220,949; and cost of goods associated with logistics of $305,110. The increase in cost of goods sold is attributed mainly to increases in revenues.   Gross margins as a percentage of sales increased during the current period to 27.2% compared to 25.4% during the comparable period of the prior year, primarily due to variation in product and revenue mix across our various selling channels.

In 2021, we continued to price our products in order to increase sales, gain market share and increase the number of our end users and  customers. We currently expect, if market conditions, overall economic conditions, and our product revenue mix remain constant, that our cost of goods sold may increase and may result in a decrease in profit margin.

Impairment of goodwill and intangible assets

As of June 30, 2020, the Company performed impairment tests of our goodwill and intangible assets that incorporated the use of a discounted cash flow model that involves many management assumptions that are based upon future growth projections which include estimates of COVID-19’s impact on our business. Assumptions include estimates of future revenues, growth rates which take into account estimated inflation rates, estimates of future levels of gross profit and operating profit, projected capital expenditures and discount rates based upon industry and competitor analyses. As a result of impairment tests, the Company was required by applicable accounting rules to record an impairment of goodwill and intangible assets in the aggregate amount of $1,698,952. At June 30, 2021, the net carrying value of goodwill and other intangible assets on the Company’s balance sheet is $1,627,462.  There was no such comparable charge during the current period.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $5,939 or approximately 0.1% to $9,514,130 during the six months ended June 30, 2021 compared to $9,508,191 for the six months ended June 30, 2020. The increase in selling, general, and administrative expenses was primarily due to increases office, facility, and vehicle costs of $190,785; advertising of $130,606; payroll and related costs excluding share based compensation of approximately $99,233 as well as an increase of $94,270 in share based compensation; an increase in insurance costs of $55,017; an increase in banking and credit card fees of $41,774; and an increase in taxes of $39,052. These increases were partially offset by decreases in provision for doubtful accounts of $193,812 professional and legal fees of $192,507; depreciation and amortization of $170,523; travel and entertainment costs of $65,094; computer and IT costs of $12,310; and marketing costs of $2,875.

Impairment of investment

During the six months ended June 30, 2021, the Company recognized an impairment on one of our investments in a food related company in the amount of $209,850. There was no such comparable charge during the prior period.

Other leasing income

During the six months ended June 30, 2021, the Company recognized revenue in the amount of $7,040 in connection with the lease of space in our Mountaintop warehouse facility, a decrease of $14,816 or approximately 67.8% compared to $21,856 during the six months ended June 30, 2020.

Interest expense, net

Interest expense, net of interest income, increased by $18,794 or approximately 12.0% to $175,860 during the six months ended June 30, 2021, compared to $157,066 during the six months ended June 30, 2020.  Interest accrued or paid on the Company’s commercial loans and notes payable increased by $12,112 to $169,178 during the current period, compared to $157,066 during the prior period, primarily due to increases in interest on equipment financing in the amount of $16,099, the interest rate swap in the amount of $12,651, and interest on the PPP loans in the amount of $6,707.

Net loss

For the reasons above, the Company had a net loss for the six months ended June 30, 2021 of $2,781,395 which is a decrease of $2,127,349 or 43.3% compared to a net loss of $4,908,744 during the six months ended June 30, 2020. The net loss for the six months ended June 30, 2021 includes a total of $831,401 in non-cash charges, including impairment of investment of $209,850, depreciation and amortization expense of $271,973, non-cash compensation in the amount of $315,380, amortization of the discount on notes payable of $6,211, and provision for doubtful accounts of $27,987.

The net loss for the six months ended June 30, 2020 includes a total of $2,590,571 in non-cash charges, including impairment of intangible assets in the amount of $1,698,952, provision for doubtful accounts of $221,799, amortization of intangible assets in the amount of $210,032, depreciation expense of $232,433, charges for non-cash compensation in the amount of $221,109, and amortization of the discount on notes payable of $6,246.

Liquidity and Capital Resources at June 30, 2021

As of June 30, 2021 the Company had current assets of $7,944,277 consisting of cash and cash equivalents of $1,639,359, trade accounts receivable of $2,923,798, inventory of $3,032,879, and other current assets of $348,241.  Also, at June 30, 2021, the Company had current liabilities of $9,531,557, consisting of trade payable and accrued liabilities of $4,052,543, accrued interest – current portion of $33,128, deferred revenue of $980,535, line of credit of $2,000,000, lease liabilities – operating leases, current portion of $92,762, lease liabilities – financing leases, current portion of $148,094, current portion of contingent liabilities of $187,000, and current portion of notes payable of $2,037,495 consisting of $1,650,221 related to the IVFH PPP loan which was forgiven in July 2021.

During the six months ended June 30, 2021, the Company had cash used in operating activities of $4,876,983.  Cash used in operations consisted of the Company’s consolidated net loss of $2,781,395 reduced by non-cash compensation in the amount of $315,380, depreciation and amortization of $271,973, impairment of investment of $209,850, amortization of prepaid loan fees of $6,211, and provision for doubtful accounts of $27,987. The Company’s cash position also decreased due to a change in the components of current assets and liabilities in the amount of $2,976,689.

The Company had cash used in investing activities of $12,686 for the six months ended June 30, 2021, which consisted of cash paid for the acquisition of property and equipment.

The Company had cash flow from financing activities of $1,469,013 for the six months ended June 30, 2021, which consisted of proceeds from the PPP Loans of $1,748,414,  partially offset by principal payments made on notes payable of $208,719 and principal payments on financing leases of $70,682.

The Company had a net working capital deficit of $1,587,280 as of June 30, 2021. The Company used cash in operations during the six months ended June 30, 2021 in the amount of $4,876,983. This compares to cash used in operations of $2,135,462 during the six months ended June 30, 2020. The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines. As of June 30, 2021, we do not have any material long-term obligations other than those described in Notes 6, 7, 12, 13, and 14 to the financial statements included in this report. As we seek to increase our sales of new items and enter new markets, acquire new businesses as well as identify new and other consumer and food service oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

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

2021 Plans

Since  2020 the world has been in the grip of a pandemic which has wreaked havoc on economies world-wide, including in the U.S., which is our primary market. As a result of the pandemic, restaurants, hotels, country clubs, casinos, catering houses and other of our primary customers have either been closed completely or are only partially open with significantly reduced operations. Accordingly, foodservice revenues, which historically have been a significant overall portion of our revenues have been significantly reduced as most foodservice establishments cross the United States closed or had limited operations. As a result, foodservice revenue commencing in the second half of March 2020 and continuing throughout the year and into 2021, experienced unprecedented declines. As the pandemic has begun to decline in the United States and foodservice establishments have begun to reopen, we have experienced improving foodservice revenues although our revenues have not yet reached its previous historical levels. While the decline in the pandemic and the re-opening of bricks and mortar stores resulted in a decline of e-commerce revenues compared to the comparable quarter in 2020, ecommerce revenues remained significantly above pre-pandemic historical levels.

In April 2020 we applied for and received a loan of approximately $1.6 million under a program established under a recent congressionally approved program which is administered by the U.S. Small Business Administration. In 2021 we applied for and received $1,748,414 in new loans under a similar government program administered by the U.S. Small Business Administration. In addition, between the government loans, the potential forgiveness of the remaining government loans, cash on hand, access to outside capital,  and our current expectations of incoming revenues, we believe we have sufficient resources to continue operating for at least the next 12 months. However, inasmuch as we cannot predict the timing of quarantines, curfews, stay in place orders, and closures of non-essential businesses and the effect of the pandemic on general economic activities, we cannot predict the trajectory of the pandemic and the amount of economic stress we could experience if the pandemic were to worsen in the United States and worldwide. While we intend to continue to focus on executing on our strategic growth plans, given the current economic conditions, we are not able to determine the exact timeframe in 2021, if at all, that we can then again consider fully implementing portions of the plans described below.

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

(a) Evaluation of disclosure controls and procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act.) as of the end of the period covered by this Quarterly Report, have identified a control deficiency regarding the integration of two acquisitions in 2018 and as a result management has concluded our internal control over financial reporting was ineffective at June 30, 2021 at the reasonable assurance level. Management of the Company believes that this deficiency is primarily due to the smaller size of the company’s accounting staff in relation to certain continued system integrations related to the 2018 acquisitions of certain assets of igourmet LLC and Mouth Foods, Inc. To address this matter, we have expanded our accounting staff and we expect to retain additional qualified personnel to continue to remediate this control deficiency in the future. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

On September 16, 2019, an action (the “PA Action”) was filed in the Court of Common Pleas of Philadelphia County, Trial Division, against, among others, the Company and its wholly-owned subsidiaries, Innovative Gourmet LLC and Food Innovations, Inc. Since that time, other parties involved in the incident have joined as plaintiffs in the PA Action.  The complaint in the PA Action alleges, inter alia, wrongful death and negligence by a driver employed by Innovative Gourmet and indicates a demand and offer to settle for fifty million dollars. We expect that should a settlement occur the amount to resolve the Action would be substantially lower. The Company and its subsidiaries had auto and umbrella insurance policies, among others, that were in effect for the relevant period. The Company and its subsidiaries’ insurers have agreed to defend the Company and its subsidiaries in the PA Action (and the related action), subject to a reservation of rights. The Company believes that the likely outcome would result in the liabilities being covered by its insurance carriers. However, if the Company was found responsible for damages in excess of its available insurance coverage, such damages in excess of the coverage could have a material adverse effect on the Company’s operations. On July 16, 2020, the court granted the Company's motion to stay the case through the final adjudication of an additional pending legal proceeding against the driver in connection with the events related to the case. It is not anticipated that the Company and its subsidiaries will be a party to any other legal proceedings in connection with this matter. Because the statute of limitations on the incident has now run, it is not anticipated that any new plaintiffs involved in the incident will come forward against the Company and its subsidiaries.

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

31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Section 906 Certification

32.2	Section 906 Certification

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Sam Klepfish	Chief Executive Officer	August 23, 2021
Sam Klepfish

/s/ Richard Tang	Chief Financial Officer	August 23, 2021
Richard Tang