Form 10-Q
period 2021-09-30
INNOVATIVE FOOD HOLDINGS INC
filed 2021-11-22
CIK 312257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 45,747,397 shares of common stock outstanding as of November 17, 2021.

INNOVATIVE FOOD HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,018,396	$5,060,015
Accounts receivable, net	3,580,246	2,380,305
Inventory	2,809,303	3,719,786
Other current assets	350,513	286,815
Total current assets	10,758,458	11,446,921

Property and equipment, net	8,266,851	8,550,401
Investments	286,725	496,575
Right to use assets, operating leases, net	259,091	246,737
Right to use assets, finance leases, net	697,592	776,439
Other amortizable intangible assets, net	91,770	100,380
Goodwill and other unamortizable intangible assets	1,532,822	1,532,822
Total assets	$21,893,309	$23,150,275

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,322,900	$5,098,523
Accrued interest, current portion	36,069	28,873
Deferred revenue	1,056,011	2,917,676
Line of Credit	2,000,000	2,000,000
Notes payable - current portion, net of discount	487,339	1,741,571
Lease liability - operating leases, current	83,483	87,375
Lease liability - finance leases, current	157,371	146,004
Contingent liability - current portion	187,000	187,000
Total current liabilities	8,330,173	12,207,022

Accrued interest, long term portion	5,643	-
Lease liability - operating leases, non-current	175,608	159,362
Lease liability - finance leases, non-current	540,127	638,137
Contingent liability - long-term	108,600	116,600
Note payable - long term portion, net	7,213,214	6,151,345
Total liabilities	16,373,365	19,272,466

Commitments & Contingencies (see note 16)	-	-

Stockholders' equity
Common stock: $0.0001 par value; 500,000,000 shares authorized; 48,510,881 and 38,209,060 shares issued, and 45,673,301 and 35,371,480 shares outstanding at September 30, 2021 and December 31, 2020, respectively	4,849	3,817
Additional paid-in capital	41,470,627	37,415,155
Treasury stock: 2,623,171 and 2,623,171 shares outstanding at September 30, 2021 and December 31, 2020, respectively.	(1,141,370)	(1,141,370)
Accumulated deficit	(34,814,162)	(32,399,793)
Total stockholders' equity	5,519,944	3,877,809

Total liabilities and stockholders' equity	$21,893,309	$23,150,275

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

Revenue	$15,207,353	$11,234,626	$41,362,816	$36,538,195
Cost of goods sold	11,427,343	8,367,565	30,471,401	27,237,525
Gross margin	3,780,010	2,867,061	10,891,415	9,300,670

Selling, general and administrative expenses	4,998,673	4,466,631	14,512,803	13,974,822
Impairment of intangible assets	-	-	-	1,698,952
Total operating expenses	4,998,673	4,466,631	14,512,803	15,673,774

Operating loss	(1,218,663)	(1,599,570)	(3,621,388)	(6,373,104)

Other income (expense:)
Gain on forgiveness of debt	1,665,818	-	1,665,818	-
Impairment of investment	-	-	(209,850)	-
Other leasing income	1,900	10,977	8,940	32,833
Interest expense, net	(82,029)	(54,749)	(257,889)	(211,815)
Total other income (expense)	1,585,689	(43,772)	1,207,019	(178,982)

Net (loss) income before taxes	367,026	(1,643,342)	(2,414,369)	(6,552,086)

Income tax expense	-	-	-	-

Net (loss) income	$367,026	$(1,643,342)	$(2,414,369)	$(6,552,086)

Net (loss) income per share - basic	$0.01	$(0.05)	$(0.06)	$(0.19)

Net (loss) income per share - diluted	$0.01	$(0.05)	$(0.06)	$(0.19)

Weighted average shares outstanding - basic	40,253,543	35,260,060	37,254,290	34,739,378

Weighted average shares outstanding - diluted	40,253,543	35,260,060	37,254,290	34,739,378

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(2,414,369)	$(6,552,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	(1,665,818)	-
Impairment of intangible assets	-	1,698,952
Impairment of investment	209,850	-
Depreciation and amortization	407,704	567,803
Amortization of right-of-use asset	76,005	137,712
Amortization of prepaid loan fees	9,368	9,403
Stock based compensation	476,132	378,006
Provision for doubtful accounts	32,443	226,254

Changes in assets and liabilities:
Accounts receivable, net	(1,254,764)	1,291,467
Inventory and other current assets, net	869,165	(1,049,069)
Accounts payable and accrued liabilities	(747,187)	47,645
Deferred revenue	(1,861,665)	(159,991)
Contingent liabilities	(8,000)	(32,000)
Operating lease liability	(76,005)	(137,712)
Net cash used in operating activities	(5,947,141)	(3,573,616)

Cash flows from investing activities:
Cash paid for website development	-	(14,000)
Acquisition of property and equipment	(14,812)	(128,618)
Net cash used in investing activities	(14,812)	(142,618)

Cash flows from financing activities:
Proceeds from line of credit	-	2,000,000
Proceeds from Payroll Protection Plan Loan	1,748,414	1,650,221
Proceeds from sale of common stock, net of costs	3,580,372	-
Principal payments on debt	(299,924)	(149,705)
Principal payments financing leases	(108,528)	(32,787)
Net cash provided by financing activities	4,920,334	3,467,729

Decrease in cash and cash equivalents	(1,041,619)	(248,505)

Cash and cash equivalents at beginning of period	5,060,015	3,966,050

Cash and cash equivalents at end of period	$4,018,396	$3,717,545

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$250,967	$196,392

Taxes	$-	$-

Non-cash investing and financing activities:
Transfer asset from property and equipment to right to use asset, financing lease	$-	$8,344
Building improvements financed under note payable	$-	$1,900,000
Increase in right to use assets & liabilities	$88,359	$214,930
Reclassification of accounts receivable to other assets	$22,380	$45,675
Finance lease for purchase of fixed assets	$21,885	$152,548

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Amount	Value	Capital	Amount	Value	Deficit	Total

Balance - June 30, 2020 (unaudited)	37,556,746	$3,752	$37,110,893	2,623,171	$(1,141,370)	$(29,643,513)	$6,329,762
Fair value of vested stock and stock options	334,479	33	156,864	-	-	-	156,897
Net loss for the three months ended June 30, 2020	-	-	-	-	-	(1,643,342)	(1,643,342)
Balance - September 30, 2020 (unaudited)	37,891,225	$3,785	$37,267,757	2,623,171	$(1,141,370)	$(31,286,855)	$4,843,317

Balance - June 30, 2021 (unaudited)	38,800,629	$3,877	$37,730,475	2,623,171	$(1,141,370)	$(35,181,188)	$1,411,794
Fair value of vested stock and stock options	335,252	34	160,718	-	-	-	160,752
Common stock sold for cash, net of costs	9,375,000	938	3,579,434	-	-	-	3,580,372
Net income for the three months ended September 30, 2021	-	-	-	-	-	367,026	367,026
Balance - September 30, 2021 (unaudited)	48,510,881	$4,849	$41,470,627	2,623,171	$(1,141,370)	$(34,814,162)	$5,519,944

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Amount	Value	Capital	Amount	Value	Deficit	Total

Balance - December 31, 2019	37,210,859	$3,718	$36,889,818	2,623,171	$(1,141,370)	$(24,734,769)	$11,017,397
Fair value of vested stock and stock options	636,163	63	358,522	-	-	-	358,585
Issuance of shares to employees, previously accrued	498	-	-	-	-	-	-
Fair value of shares issued to employees and service providers	43,705	4	19,417	-	-	-	19,421
Net loss for the nine months ended September 30, 2020	-	-	-	-	-	(6,552,086)	(6,552,086)
Balance - September 30, 2020 (unaudited)	37,891,225	$3,785	$37,267,757	2,623,171	$(1,141,370)	$(31,286,855)	$4,843,317

Balance - December 31, 2020	38,209,060	3,817	37,415,155	2,623,171	(1,141,370)	(32,399,793)	3,877,809
Fair value of vested stock and stock options	926,821	94	476,038	-	-	-	476,132
Common stock sold for cash, net of costs	9,375,000	938	3,579,434	-	-	-	3,580,372
Net loss for the nine months ended September 30, 2021	-	-	-	-	-	(2,414,369)	(2,414,369)
Balance - September 30, 2021 (unaudited)	48,510,881	$4,849	$41,470,627	2,623,171	$(1,141,370)	$(34,814,162)	$5,519,944

See notes to these unaudited condensed consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Innovative Food Holdings, Inc., and its wholly owned subsidiaries, some of which are non-operating, Artisan Specialty Foods, Inc. (“Artisan”), Food Innovations, Inc. (“FII”), Food New Media Group, Inc. (“FNM”), Organic Food Brokers, LLC (“OFB”), Gourmet Food Service Group, Inc. (“GFG”), Gourmet Foodservice Warehouse, Inc. (“GFW”), Gourmeting, Inc. (“Gourmeting”), The Haley Group, Inc. (“Haley”), Oasis Sales Corp. (“Oasis”),  4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.), (“Gourmet”), Innovative Food Properties, LLC (“IFP”), Plant Innovations, Inc., Innovative Gourmet, LLC (“Innovative Gourmet” or “igourmet”), Food Funding, LLC (“Food Funding”), Logistics Innovations, LLC (L Innovations”), M Innovations, LLC (“M Innovations”), MI Foods, LLC (“MIF”), M Foods Innovations, LLC (“M Foods”), P Innovations, LLC (“P Innovations”), and collectively with IVFH and its other subsidiaries, the “Company” or “IVFH”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All material intercompany transactions have been eliminated upon consolidation of these entities.

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes as contained in Form 10-K for the year ended December 31, 2020.  In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations to be expected for the full year.

2. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Our business is currently conducted by our wholly-owned subsidiaries, Artisan, FII, FNM, OFB, GFG, GFW, Gourmeting, Haley, Oasis, Gourmet, IFP, igourmet, Food Funding, L Innovations, Plant Innovations, Inc., M Innovations, (sometimes referred to herein as “Mouth” or “Mouth.com”), MIF, M Foods, and P Innovations (collectively, IVFH and its subsidiaries, the “Company” or “IVFH”).

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

Use of Estimates

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounts subject to estimate and judgements are accounts receivable reserves, income taxes, intangible assets, contingent liabilities, operating and finance right of use assets and liabilities, and equity-based instruments. Actual results may differ from these estimates under different assumptions or conditions. We believe our estimates have not been materially inaccurate in past years, and our assumptions are not likely to change in the foreseeable future.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At September 30, 2021 and December 31, 2020, trade receivables from the Company’s largest customer amounted to 33% and 22%, respectively, of total trade receivables. During the three months ended September 30, 2021 and 2020, sales from the Company’s largest customer amounted to 52% and 46% of total sales, respectively. During the nine months ended September 30, 2021 and 2020, sales from the Company’s largest customer amounted to 48% and 43% of total sales, respectively.

The Company maintains cash balances in excess of Federal Deposit Insurance Corporation limits.  At September 30, 2021 and December 31, 2020, the total cash in excess of these limits was $2,871,970 and $3,385,113, respectively.

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

Warehouse and logistic services revenue is primarily comprised of inventory management, order fulfilment and warehousing services. Warehouse & logistics services revenues are recognized at the point in time when the services are rendered to the customer.

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

The following table represents the changes in deferred revenue as reported on the Company’s consolidated balance sheets:

Balance as of December 31, 2019	$499,776
Cash payments received	200,300
Net sales recognized	(341,620)
Balance as of March 31, 2020 (unaudited)	$358,456

Cash payments received	134,870
Net sales recognized	(265,505)
Balance as of June 30, 2020 (unaudited)	$227,821

Cash payments received	280,297
Net sales recognized	(168,333)
Balance as of September 30, 2020 (unaudited)	$339,785

Balance as of December 31, 2020	$2,917,676
Cash payments received	591,886
Net sales recognized	(2,376,151)
Balance as of March 31, 2021 (unaudited)	$1,133,411

Cash payments received	375,115
Net sales recognized	(527,991)
Balance as of June 30, 2021 (unaudited)	$980,535

Cash payments received	401,097
Net sales recognized	(325,621)
Balance as of September 30, 2021 (unaudited)	$1,056,011

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,
	2021	2020
	(unaudited)	(unaudited)
Specialty foodservice	$12,060,223	$6,733,182
E-Commerce	2,652,307	4,158,028
National Brand Management	260,934	253,888
Logistics	233,889	89,528
Total	$15,207,353	$11,234,626

	Nine Months Ended
	September 30,
	2021	2020
	(unaudited)	(unaudited)
Specialty foodservice	$29,049,060	$20,751,215
E-Commerce	10,917,318	14,489,971
National Brand Management	751,865	787,053
Logistics	644,573	509,956
Total	$41,362,816	$36,538,195

Cost of goods sold

We have included in cost of goods sold all costs which are directly related to the generation of revenue. These costs include primarily the cost of food and raw materials, packing and handling, shipping, and delivery costs.

We have also included all payroll costs as cost of goods sold in our leasing and logistics services business.

Basic and Diluted Earnings Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully-diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options.  The options are anti-dilutive due the Company’s net loss.  The Company uses the treasury stock method to calculate fully-diluted weighted average shares outstanding. For the three months ended September 30, 2021, all of the outstanding options are anti-dilutive because there are no outstanding options that are in the money.

Dilutive shares at September 30, 2021:

Stock Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company at September 30, 2021:

		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Price	of Options	Life (years)
$0.60	50,000	4.25
$0.62	360,000	2.25
$0.85	540,000	2.25
$1.00	50,000	4.25
$1.20	1,100,000	2.04
$1.50	125,000	0.25
	2,225,000	2.13

During the three months ended September 30, 2021, the Company issued 50,000 two-year options with a fair value $2,270 to a director. The Company charged the amount of $35,878 and $107,836 to operations in connection with stock options during the three and nine months ended September 30, 2021, respectively.

Restricted Stock Awards

At September 30, 2021, there are 300,000 unvested restricted stock awards remaining from grants in a prior year. Those 300,000 restricted stock awards will vest as follows: 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days.

Stock Grants

During the three and nine months ended September 30, 2021, the Company incurred obligations to issue the following shares of common stock pursuant to compensation agreements: an aggregate of 50,070 and 150,210 shares of common stock, respectively, to board members; and an aggregate total of 285,182 and 776,611 shares of common stock, respectively, to Executive Officers.  Some of these shares or other shares owned by the Company’s employees are included in a 10b5-1 selling plan.

The Company charged the amount of $124,874 and $368,296 to operations in connection with stock grants during the three and nine months ended September 30, 2021, respectively.

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

3. ACCOUNTS RECEIVABLE

At September 30, 2021 and December 31, 2020, accounts receivable consists of:

	September 30, 2021	December 31, 2020
	(unaudited)
Accounts receivable from customers	$3,956,577	$2,724,137
Allowance for doubtful accounts	(376,331)	(343,832)
Accounts receivable, net	$3,580,246	$2,380,305

During the three months ended September 30, 2021, the Company entered into a note receivable agreement with a customer in exchange for accounts receivable in the amount of $22,380.

During the three months ended September 30, 2021 and 2020, the Company charged the amount of $4,456 and $4,455, respectively, to bad debt expense. During the nine months ended September 30, 2021 and 2020, the Company charged the amount of $32,443 and $226,254, respectively, to bad debt expense.

4. INVENTORY

Inventory consists primarily of specialty food products.  At September 30, 2021 and December 31, 2020, inventory consisted of the following:

	September 30, 2021	December 31, 2020
	(unaudited)
Finished Goods Inventory	$2,809,303	$3,719,786

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

On May 14, 2015, the Company purchased a building and property located at 2528 S. 27th Avenue, Broadview, Illinois 60155. The property consists of approximately 1.33 acres of land and approximately 28,711 square feet of combined office and warehouse space. The purchase price of $914,350 was initially financed primarily by a draw-down of $900,000 on the Company’s credit facility with Fifth Third Bank, National Association (“Fifth Third Bank”). On May 29, 2015, a permanent financing facility was provided by Fifth Third Bank in the form of a loan in the amount of $980,000. $900,000 of this amount was used to pay the balance of the credit facility; the additional $80,000 was used for refrigeration and other improvements at the property. The interest on the loan is at the LIBOR rate plus 3.0%.  The building is used for office and warehouse space primarily for the Company’s Artisan subsidiary. We have also recently completed an additional property improvement and upgrade buildout at the Artisan building which include a fully functional commercial test kitchen and training center and conference room. The test kitchen and training room is used by Artisan and other subsidiaries of the Company for the purposes of new product testing and development and approval, Quality Assurance and Quality Control as well as sales presentations and customer demonstrations. In addition, we added a packaging room to the Artisan building, which is built to FDA, FSMA and SQF food safety standards and purchased new, technologically advanced semi-automated fillers for the packaging room. The packaging room addition will allow for expansion of private label product lines as well as packing of organic, non-GMO, diet specific and other specialty foods. The test kitchen, packaging room and additional improvements were financed by a loan from Fifth Third Bank.

Depreciation on the building and the related improvements, furniture, fixtures, and equipment began when the Company occupied the facility in October, 2015.

On November 8, 2019 the Company, through a newly formed wholly-owned subsidiary, purchased a logistics and warehouse facility (the “Facility”) for $4.5 million. The Facility is approximately 200,000 square feet and is situated on approximately 15 acres in Mountain Top, Pennsylvania. The Facility’s appraised value by a third party appraisal firm in 2021 was $9,400,000. Related to the Facility purchase, the Company entered into a commercial loan agreement for both the purchase price and planned improvements to the Facility. The amount of the loan was $5,500,000, of which $3,600,000 had been utilized at September 30, 2021 in connection with the purchase of the Facility; the lender is Fifth Third Bank and the loan is secured by a mortgage on the property and other Company assets. The interest on the loan is LIBOR plus 2.75%, with interest only payments due through September 30, 2020, thereafter with principal amortized over 20 years with the balance due at maturity on September 2, 2025. Related to Facility purchase, the Company also acquired certain leases from certain tenants of the Facility, all of which were in good standing at the time of purchase. Depreciation on the building began when the Company commenced recognizing revenue from leasing and logistics services associated with the Facility. On October 5, 2020, the Company completed work to upgrade the Facility at a cost of $2,231,458 in order to better support the Company’s focus on e-commerce and logistics. Of the build out costs, $1,900,000 was funded by the loan described below (See Note 13).

The following table summarizes property and equipment at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(unaudited)
Land	$1,256,895	$1,256,895
Building	7,191,451	7,191,451
Computer and Office Equipment	587,414	578,362
Warehouse Equipment	373,150	373,150
Furniture and Fixtures	944,231	938,471
Vehicles	109,441	109,441
Total before accumulated depreciation	10,462,582	10,447,770
Less: accumulated depreciation	(2,195,731)	(1,897,369)
Total	$8,266,851	$8,550,401

Depreciation and amortization expense for property and equipment amounted to $97,797 and $125,338 for the three months ended September 30, 2021 and 2020, respectively. Depreciation and amortization expense for property and equipment amounted to $298,362 and $357,771 for the nine months ended September 30, 2021 and 2020, respectively.

6. RIGHT OF USE ASSETS AND LEASE LIABILITIES – OPERATING LEASES

The Company has operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 3 years, some of which include options to extend.

The Company’s lease expense for the three months ended September 30, 2021 and 2020 was entirely comprised of operating leases and amounted to $30,861 and $35,599, respectively. The Company’s lease expense for the nine months ended September 30, 2021 and 2020 was entirely comprised of operating leases and amounted to $89,443 and $143,255, respectively.

The Company’s ROU asset amortization for the three months ended September 30, 2021 and 2020 was $26,305 and $30,441, respectively. The Company’s ROU asset amortization for the nine months ended September 30, 2021 and 2020 was $76,005 and $137,712, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

Right of use assets – operating leases are summarized below:

	September 30, 2021	December 31, 2020
	(unaudited)
Office	$158,273	$186,302
Warehouse equipment	61,740	12,695
Office equipment	13,592	1,812
Vehicles	25,486	45,928
Right of use assets - operating leases, net	$259,091	$246,737

Operating lease liabilities are summarized below:

	September 30, 2021	December 31, 2020
	(unaudited)
Office	$158,273	$186,302
Warehouse equipment	61,740	12,695
Office equipment	13,592	1,812
Vehicles	25,486	45,928
Lease liability	$259,091	$246,737
Less: current portion	(83,483)	(87,375)
Lease liability, non-current	$175,608	$159,362

Maturity analysis under these lease agreements are as follows:

For the period ended September 30, 2022	$96,427
For the period ended September 30, 2023	79,523
For the period ended September 30, 2024	74,642
For the period ended September 30, 2025	37,942
For the period ended September 30, 2026	890
Total	$289,424
Less: Present value discount	(30,333)
Lease liability	$259,091

7. RIGHT OF USE ASSETS – FINANCING LEASES

The Company has financing leases for vehicles and warehouse equipment. See note 14. Right of use asset – financing leases are summarized below:

	September 30, 2021	December 31, 2020
	(unaudited)
Vehicles	362,358	362,358
Warehouse Equipment	555,416	533,531
Total before accumulated depreciation	917,774	895,889
Less: accumulated depreciation	(220,182)	(119,450)
Total right of use assets - financing leases, net	$697,592	$776,439

Depreciation expense for the three months ended September 30, 2021 and 2020 was $35,036 and $16,906, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $100,732 and $47,482, respectively.

8. INVESTMENTS

The Company has made investments in certain early stage food related companies which it expects can benefit from synergies with the Company’s various operating businesses. At September 30, 2021 the Company has investments in seven food related companies in the aggregate amount of $286,725.  The Company does not have significant influence over the operations of these companies.

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

During the three and nine months ended September 30, 2020, the Company converted accounts receivable in the amount of $15,675 and $45,675 into an equity investment in a food related company. During the nine months ended September 30, 2021, the founder of one of the food related companies passed away in an untimely tragic accident, and as a result the food related company ceased operations and the Company recognized an impairment in the amount of $209,850 in connection with that investment.

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

Goodwill Impairment Test

The Company estimated the fair value of the Company’s reporting unit using an income approach that incorporates the use of a discounted cash flow model that involves many management assumptions that are based upon future growth projections which include estimates of COVID-19’s impact on our business. Assumptions include estimates of future revenues, growth rates which take into account estimated inflation rates, estimates of future levels of gross profit and operating profit, projected capital expenditures and discount rates based upon industry and competitor analyses. As a result of impairment test, it was calculated that the net carrying value of goodwill exceeded the fair value by $650,243, and the Company was required by ASC 350 to record an impairment charge to operations during the year ended December 31, 2020. At September 30, 2021 and December 31, 2020, the net carrying value of goodwill on the Company’s balance sheet was $0.

Long-lived Impairment Test

Long-lived assets, including other intangible assets, were tested for recoverability at the asset group level. The Company estimated the net undiscounted cash flows expected to be generated from the asset group over the expected useful life of the asset group’s primary asset. Key assumptions include future revenues, growth rates, estimates of future levels of gross profit and operating profit and projected capital expenditures necessary to maintain the operating capacity of each asset group. As a result of the impairment test, it was calculated that the net carrying values of other intangible assets exceeded the undiscounted cash flows for each of the Company’s asset groups by a total of $1,048,692, and the Company was required by the applicable accounting rules to record an impairment charge to operations during the year ended December 31, 2020. At September 30, 2021 and December 31, 2020, the net carrying value of other intangible assets on the Company’s balance sheet was $1,624,592 and $1,633,202, respectively.

The Company acquired certain intangible assets pursuant to the acquisitions through Artisan, Oasis, Innovative Gourmet, OFB, Haley, and M Innovations. The following is the net book value of these assets:

	September 30, 2021 (unaudited)
		Accumulated
	Gross	Amortization and Impairment	Net
Non-Compete Agreement - amortizable	$505,900	$(505,900)	$-
Customer Relationships - amortizable	3,068,034	(3,068,034)	-
Trade Name	1,532,822	-	1,532,822
Internally Developed Technology - amortizable	875,643	(875,643)	-
Goodwill	650,243	(650,243)	-
Website - amortizable	103,250	(11,480)	91,770
Total	$6,735,892	$(5,111,300)	$1,624,592

	December 31, 2020
		Accumulated
	Cost	Amortization and Impairment	Net
Non-Compete Agreement - amortizable	$505,900	$(505,900)	$-
Customer Relationships - amortizable	3,068,034	(3,068,034)	-
Trade Name	1,532,822	-	1,532,822
Internally Developed Technology	875,643	(875,643)	-
Goodwill	650,243	(650,243)	-
Website	103,250	(2,870)	100,380
Total	$6,735,892	$(5,102,690)	$1,633,202

Total amortization expense for the three months ended September 30, 2021 and 2020 was $2,870 and $0, respectively. Total amortization expense for the nine months ended September 30, 2021 and 2020 was $8,610 and $210,032, respectively.

Total impairment charge for each of the three month periods ended September 30, 2021 and 2020 was $0. Total impairment charge for the nine month periods ended September 30, 2021 and 2020 was $0 and $1,698,952, respectively.

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
	(unaudited)
Trade payables and accrued liabilities	$4,042,121	$4,914,050
Accrued payroll and commissions	280,779	184,473
Total	$4,322,900	$5,098,523

11. ACCRUED INTEREST

At September 30, 2021, accrued interest - current portion on notes outstanding was $36,069, and accrued interest – long term portion was $5,643. Accrued interest – long term portion consist of interest accrued on the PPP loans (see note 13).

During the three and nine months ended September 30, 2021, the Company paid cash for interest in the aggregate amount of $88,331  and $250,967, respectively.

At December 31, 2020, accrued interest on a note outstanding was $28,873. During the three and nine months ended September 30, 2020, the Company paid cash for interest in the aggregate amount of $70,996 and $196,392, respectively.

12. REVOLVING CREDIT FACILITIES

	September 30, 2021	December 31, 2020
	(unaudited)

Line of credit facility with Fifth Third Bank in the original amount of $2,000,000 with an interest rate of LIBOR plus 3.25% (the “Fifth Third Bank Line of Credit”).  Effective August 1, 2019, this credit facility was extended to August 1, 2021. Effective as of July 31, 2021 this credit facility was extended to November 1, 2021, and effective as of October 29, 2021, this credit facility was extended to March 1, 2022. On March 20, 2020, the Company drew down the amount of $2,000,000. During the three and nine months ended September 30, 2021, the Company paid interest in the amount of $17,438 and $51,583, respectively, on the Fifth Third Bank Line of Credit.

	$2,000,000	$2,000,000

Total	$2,000,000	$2,000,000

13. NOTES PAYABLE

	September 30, 2021	December 31, 2020
	(unaudited)

Secured mortgage note payable for the acquisition of land and building in Bonita Springs, Florida in the amount of $546,000. Principal payments of $4,550 plus interest at the rate of Libor plus 3% are due monthly. The balance of the principal amount was originally due February 28, 2018. On March 23, 2018 and effective February 26, 2018, this note was amended and renewed in the amount of $273,000, with monthly payments of principal and interest of $4,550 payable through the maturity date of February 28, 2023. During the three months ended September 30, 2021, the Company made payments of principal and interest on this note in the amounts of $13,650 and $718, respectively; during the nine months ended September 30, 2021, the Company made principal and interest payments on this note in the amounts of $40,950 and $2,476, respectively.

	$81,900	$122,850

Secured mortgage note payable for the acquisition of land and building in Broadview, Illinois in the amount of $980,000. Principal payments of $8,167 plus interest at the rate of LIBOR plus 2.75% are due monthly through April 2020, the remaining principal balance in the amount of $490,000 was originally due May 29, 2020. Effective May 29, 2020, the note was amended and renewed such that principal payments of $8,303 plus accrued interest were due beginning June 29, 2020 and continuing for sixty months; the entire principal balance and all accrued interest will be due on May 29, 2025. During the three months ended September 30, 2021, the Company made payments of principal and interest on this note in the amounts of $24,500 and $2,880, respectively; during the nine months ended September 30, 2021, the Company made principal and interest payments in the amounts of $73,500 and $9,117 respectively.

	375,666	449,166

Promissory note dated March 22, 2019 in the original amount of $391,558 (the “Artisan Equipment Loan”) payable to Fifth Third Bank. This loan is secured by the Company’s tangible and intangible personal property and bears interest at the rate of 5.20%.  The entire principal balance and all accrued interest is due on the maturity date of March 21, 2024.  Monthly payments in the amount of $7,425 including principal and interest commenced in April, 2019. During the year ended December 31, 2019, equipment financed under the Artisan Equipment Loan in the amount of $33,075 was returned for credit. During the three months ended September 30, 2021, the Company made payments of principal and interest on this loan in the amounts of $17,691 and $2,703, respectively; during the nine months ended September 30, 2021, the Company made principal and interest payments in the amounts of $46,671 and $7,713, respectively.

	196,094	242,765

A note payable in the amount of $20,000. The Note was due in January 2006 and the Company is currently accruing interest on this note at 1.9%. During the three months ended September 30, 2021, the Company accrued interest in the amount of $96 on this note; during the nine months ended September 30, 2021 and 2020, the Company accrued interest in the amount of $282 on this note.	20,000	20,000

Vehicle acquisition loan dated December 6, 2018 in the original amount of $51,088, payable in sixty monthly installments of $955 including interest at the rate of 4.61% maturing November 5, 2023. During the three months ended September 30, 2021, the Company made principal and interest payments in the amount of $2,563 and $302, respectively, on this loan; during the nine months ended September 30, 2020, the Company made principal and interest payments in the amount of $7,603 and $993, respectively, on this loan.	24,448	32,051

Secured mortgage facility in the amount of $5,500,000 with Fifth Third Bank for the acquisition of land and building in Mountaintop, Pennsylvania dated November 8, 2019 (the “Fifth Third Mortgage Facility”). The Fifth Third Mortgage Facility is secured by the assets acquired. During the year ended December 31, 2019, the Company drew down $3,600,000 of this facility. During the year ended December 31, 2020, the Company drew down an additional $1,900,000 of this facility. The interest rate is LIBOR plus 2.75% with interest only due through September 30, 2020, thereafter with principal amortized at a 20 years amortization rate and the balance due on the maturity date of September 2, 2025. The Company prepaid loan fees in connection with this loan in the amount of $72,916 which are considered a discount to the loan and are being amortized over the term of the note; $3,157 and $9,368 of this discount was amortized to interest expense during the three and nine months ended September 30, 2021, respectively. During the three months ended September 30, 2021 the Company made principal and interest payments in the amount of $32,800 and $25,630, respectively, on this loan; during the nine months ended September 30, 2021 the Company made principal and interest payments in the amount of $131,200 and $103,368, respectively, on this loan. The Company also accrued an additional $12,424 of interest on this loan during the three months ended September 30, 2021. The Company also has in place an interest rate swap agreement (the “Fifth Third Interest Rate Swap”) with Fifth Third bank in connection with the Fifth Third Mortgage Facility. Pursuant to the Fifth Third Interest Rate Swap, the Company pays an additional base rate of 0.59% reduced by the difference between an initial LIBOR rate of 0.1513% and the month-end LIBOR rate. During the three and nine months ended September 30, 2021, the Company paid additional interest in the amount of $6,735 and $19,386, respectively, pursuant to the Fifth Third Interest Rate Swap.

	5,303,200	5,434,400

Loan payable to Fifth Third Bank dated April 21, 2020 pursuant to the Paycheck Protection Program (the “IVFH PPP Loan”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the principal amount of $1,650,221. The term of the IVFH PPP Loan is two years, and the annual interest rate is 1%. Under the terms of the CARES Act, PPP Loan recipients can apply for, and be granted forgiveness for, all or a portion of loans granted under the Paycheck Protection Program. No assurance is provided that the Company will obtain forgiveness of the IVFH PPP Loan in whole or in part. During the three and nine months ended September 30, 2021, the Company accrued interest in the amount of $0 and $4,069, respectively, on the IVFH PPP Loan. Effective July 8, 2021, the entire principal amount due under this loan of $1,650,221 and accrued interest of $15,597 was forgiven and the Company recorded a gain on forgiveness of debt during the three months ended September 30, 2021. For this reason, the Company did not record interest on this loan during the three months ended September 30, 2021. (See note 18)

	-	1,650,221

Five loans payable to Fifth Third Bank dated from February 12, 2021 to April 11, 2021 were received by subsidiaries of the Company pursuant to the Paycheck Protection Program (the “Additional PPP Loans”) established under the CARES Act in the aggregate principal amount of $1,748,414. Each of the Additional PPP Loans are due five years from inception and the annual interest rate is 1%. Under the terms of the CARES Act, PPP Loan recipients can apply for, and be granted forgiveness for, all or a portion of loans granted under the Paycheck Protection Program. No assurance is provided that the Company will obtain forgiveness of the Additional PPP Loans in whole or in part. During the three and nine months ended September 30, 2021, the Company received cash in the aggregate amount of $0 and $1,748,414 under these loans. During the three and nine months ended September 30, 2021, the Company accrued interest in the amount of $623 and $5,643, respectively, on the Additional PPP Loans. Subsequent to September 30, four of these loans in the aggregate principal amount of $1,499,054 and accrued interest of $5,143 were forgiven. for this reason, the Company did not record interest on these loans during the three months ended September 30, 2021.

	1,748,414	-

Total	7,749,722	7,951,453
Discount	(49,169)	(58,537)
Net of discount	$7,700,553	$7,892,916

Current portion	$536,508	$1,800,108
Long-term maturities	7,213,214	6,151,345
Total	$7,749,722	$7,951,453

Aggregate maturities of long-term notes payable as of September 30, 2021 are as follows:

For the period ended September 30,

2022	$536,509
2023	883,982
2024	822,622
2025	5,266,408
2026	240,201
Total	$7,749,722

14. LEASE LIABILITIES - FINANCING LEASES

	September 30, 2021	December 31, 2020

Financing lease obligation under a lease agreement for a forklift dated July 12, 2021 in the original amount of $16,070 payable in thirty-six monthly installments of $489 including interest at the rate of 6.01%. During the three months ended September 30, 2021, the Company made principal and interest payments on this lease obligation in the amounts of $1,231 and $235, respectively.	$14,839	$-

Financing lease obligation under a lease agreement for a pallet truck dated July 15, 2021 in the original amount of $5,816 payable in thirty-six monthly installments of $177 including interest at the rate of 6.01%. During the three months ended September 30, 2021, the Company made principal and interest payments on this lease obligation in the amounts of $446 and $85, respectively.	5,370	-

Financing lease obligation under a lease agreement for warehouse furniture and equipment truck dated October 14, 2020 in the original amount of $514,173 payable in sixty monthly installments of $9,942 including interest at the rate of 6.01%. During the three months ended September 30, 2021, the Company made principal and interest payments on this lease obligation in the amount of $23,237 and $6,734, respectively. During the nine months ended September 30, 2021, the Company made principal and interest payments on this lease obligation in the amount of $68,681 and $20,942, respectively.	423,276	491,957

Financing lease obligation under a lease agreement for a truck dated March 31, 2020 in the original amount of $152,548 payable in eighty-four monthly installments of $2,188 including interest at the rate of 5.44%. During the three months ended September 30, 2021, the Company made principal and interest payments on this lease obligation in the amounts of $4,847 and $1,717, respectively. During the nine months ended September 30, 2021, the Company made principal and interest payments on this lease obligation in the amounts of $14,346 and $5,347, respectively.	122,933	137,278

Financing lease obligation under a lease agreement for a truck dated November 5, 2018 in the original amount of $128,587 payable in seventy monthly installments of $2,326 including interest at the rate of 8.33%. During the three months ended September 30, 2021, the Company made principal and interest payments on this lease obligation in the amounts of $5,402 and $1,576, respectively. During the nine months ended September 30, 2021, the Company made principal and interest payments on this lease obligation in the amounts of $15,874 and $5,058, respectively.	72,040	87,914

Financing lease obligation under a lease agreement for a truck dated August 23, 2019 in the original amount of $80,413 payable in eighty-four monthly installments of $1,148 including interest at the rate of 5.0%. During the three months ended September 30, 2021, the Company made principal and interest payments on this lease obligation in the amounts of $2,684 and $760, respectively. During the nine months ended September 30, 2021, the Company made principal and interest payments on this lease obligation in the amounts of $7,952 and $4,176, respectively.	59,040	66,992

Total	$697,498	$784,141

Current portion	$157,371	$146,004
Long-term maturities	540,127	638,137
Total	$697,498	$784,141

Aggregate maturities of lease liabilities – financing leases as of September 30, 2021 are as follows:

For the period ended September 30,

2022	$157,371
2023	167,417
2024	173,785
2025	151,983
2026	36,149
Thereafter	10,793
Total	$697,498

15. RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2021:

Vesting of shares to officers

During the nine months ended September 30, 2021 in connection with stock based compensation based upon the terms of employment agreements with its employees and compensation agreements with the Company’s independent board members, the Company charged to operations the amount of $67,500 for the vesting of a total of 150,210 shares of common stock issuable to two of its independent board members, and $300,796 for the vesting of a total of 776,611 shares of common stock issuable to its Chief Executive Officer and its Director of Strategic Acquisitions pursuant to their employment agreements. The Company also recognized non-cash compensation in the amount of $107,836 during the nine months ended September 30, 2021 in connection with stock options issuable to management and board members.

During the nine months ended September 30, 2021, the Company issued 50,000 two-year stock options with a fair value of $2,270 and an exercise price of $1.20 to a director.

On August 26, 2021, the Company sold a total of 3,125,000 shares of common stock at a price of $0.40 per share to an entity controlled by Hank Cohn, a director of the Company; the Company sold  3,125,000 shares of common stock at a price of $0.40 per share to an entity controlled by Jefferson Gramm, a director of the Company; and the Company sold  3,125,000 shares of common stock at a price of $0.40 per share to an entity controlled by James C. Pappas, a director of the Company. See note 17.

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

16. COMMITMENTS AND CONTINGENT LIABILITIES

Contingent Liability

Pursuant to the igourmet Asset Purchase Agreement, the Company recorded contingent liabilities in the original amount of $787,800. This amount relates to certain performance-based payments over the twenty-four months following the acquisition date as well as to certain additional liabilities that the Company has evaluated and has recorded on a contingent basis. During the year ended December 31, 2018, the Company reduced this amount by $392,900 as the performance goals for the first year were not met. During the year ended December 31, 2019, the Company reduced this amount by $132,300 as the performance goals for the second year were not met. During the year ended December 31, 2019, the Company paid the amount of $39,000 in connection with the additional liabilities. During the year ended December 31, 2020, the Company paid the amount of $40,000 in connection with the additional liabilities. During the three and nine months ended September 30, 2021, the Company paid the amount of $0 and $8,000, respectively, in connection with the additional liabilities. At September 30, 2021, the amount of $67,000 remains on the Company’s consolidated balance sheet as a current contingent liability, and $108,600 as a long term contingent liability.

Pursuant to the Mouth Foods LLC Asset Acquisition, the Company recorded contingent liabilities in the amount of $240,576.  These amounts relate to the estimate of certain performance-based payments following the acquisition date as well as to certain additional liabilities that the Company has evaluated and has recorded on a contingent basis. During the year ended December 31, 2019, the Company paid the amount of $120,576 in connection with these liabilities. At September 30, 2021, $120,000 is classified as a current contingent liability.

License Agreements

In May 2019, the Company entered into a royalty-based license agreement, through December 31, 2022 with a lifestyle brand, which provides the exclusive right, with certain carve-outs and limitations, to sell and promote branded gift baskets for certain channels including: retail, warehouse club stores, certain of the Company’s current e-commerce channels, and other e-commerce channels such as amazon.com (the “May 2019 License Agreement”). Pursuant to the May 2019 License Agreement, the Company paid an initial royalty deposit in the amount of $50,000 towards the minimum royalty, which is classified as other current assets on the Company’s balance sheet at December 31, 2019.  Future royalty amounts owed for minimum payments in connection with the May 2019 License Agreement will be deducted from this deposit The royalty rate is 5% of net sales, and the Company is required, with certain exceptions and exclusions, to make minimum royalty payments of $100,000 through the end of 2020, $110,000 in 2021, and $125,000 in 2022, respectively.  As of September 30, 2021, the Company has made the required minimum royalty payments.

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

17. EQUITY

Common Stock

At September 30, 2021 and December 31, 2020, a total of 2,837,580 shares are deemed issued but not outstanding by the Company. These include 2,623,171 shares of treasury stock.

Nine months ended September 30, 2021:

On August 26, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with each of JCP Investment Partnership LP, Bandera Master Fund LP and SV Asset Management LLC (collectively, the “Investors”). Pursuant to the SPA, each Investor purchased 3,125,000 shares of the Company’s common stock for an aggregate of 9,375,000 shares from the Company at a price of $0.40 per share. The Company received $3,580,372 proceeds from the sale of the shares, net of costs in the amount of $169,628. JCP Investment Partnership, LP is controlled by James C. Pappas, a director of the Company; Bandera Master Fund LP is controlled by Jefferson Gramm, a director of the Company; and SV Asset Management LLC is controlled by Hank Cohn, a director of the Company.

During the nine months ended September 30, 2021 in connection with stock based compensation based upon the terms of employment agreements with its employees and compensation agreements with the Company’s independent board members, the Company charged to operations the amount of $67,500 for the vesting of a total of 150,210 shares of common stock issuable to two of its independent board members, and $300,796 for the vesting of a total of 776,611 shares of common stock issuable to its Chief Executive Officer and its Director of Strategic Acquisitions pursuant to their employment agreements. The Company also recognized non-cash compensation in the amount of $107,836 during the nine months ended September 30, 2021 in connection with stock options issuable to management and board members.

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

Options

The following table summarizes the options outstanding at September 30, 2021 and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.60	50,000	4.25	$0.60	18,750	$0.60
$0.62	360,000	2.25	$0.62	330,000	$0.62
$0.85	540,000	2.25	$0.85	495,000	$0.85
$1.00	50,000	4.25	$1.00	18,750	$1.00
$1.20	1,100,000	2.04	$1.20	975,000	$1.20
$1.50	125,000	0.25	$1.50	125,000	$1.50
	2,225,000	2.13	$1.02	1,962,500	$1.03

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2020	2,250,000	$1.02

Granted	50,000	$1.20
Exercised	-	$-
Cancelled / Expired	(75,000)	$1.10

Options outstanding at September 30, 2021 (unaudited)	2,225,000	$1.02
Options exercisable at September 30, 2021 (unaudited)	1,962,500	$1.03

Aggregate intrinsic value of options outstanding and exercisable at September 30, 2021 and 2020 was $0.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.49 and $0.41 as of September 30, 2021 and 2020, respectively, and the exercise price multiplied by the number of options outstanding.

During the three months ended September 30, 2021, the Company issued 50,000 two-year options with a fair value $2,270 to a director.

During the three months ended September 30, 2021 and 2020, the Company charged $35,878 and $37,452, respectively, to operations to recognized stock-based compensation expense for employee and board member stock options. During the nine months ended September 30, 2021 and 2020, the Company charged $107,836 and $113,902, respectively, to operations to recognized stock-based compensation expense for employee and board member stock options.

Accounting for stock options

The Company valued stock options granted during the nine months ended September 30, 2021 and 2020 using the Black-Scholes valuation model utilizing the following variables:

	September 30,	September 30,
	2021	2020
Volatility	71.3%	41.7%
Dividends	-	-
Risk-free interest rates	0.23%	1.37%
Term (years)	2.00	3.00

18. SUBSEQUENT EVENTS

On October 5, 2021, the Company issued 74,086 shares of common stock with a fair value of $34,857 to an employee for services.

In October 2021, the Company received notification from Fifth Third Bank, N.A. that principal and accrued interest in the aggregate amounts of $1,499,054 and $9,866, respectively, due under four of the Additional PPP Loans had been forgiven.

In November 2021, the Fifth Third Bank Line of Credit was extended to March 1, 2022.

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

●

Disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police and military activities overseas and other disruptive worldwide political and economic events, health pandemics, rising inflation and environmental weather conditions.

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

Critical Accounting Policy and Estimates

Use of Estimates in the Preparation of Financial Statements

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates include certain assumptions related to doubtful accounts receivable, stock-based services, valuation of financial instruments, operating right of use assets and liabilities, and income taxes. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounts subject to estimate and judgements are accounts receivable reserves, income taxes, intangible assets, contingent liabilities, and equity-based instruments. Actual results may differ from these estimates under different assumptions or conditions. We believe our estimates have not been materially inaccurate in past years, and our assumptions are not likely to change in the foreseeable future.

Provision for Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $376,331 for doubtful accounts receivable at September 30, 2021, and $343,832 at December 31, 2020. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

Background

We were initially formed in June 1979 as Alpha Solarco Inc., a Colorado corporation. From June 1979 through February 2003, we were either inactive or involved in discontinued business ventures. We changed our name to Fiber Application Systems Technology, Ltd in February 2003. In January 2004, we changed our state of incorporation by merging into Innovative Food Holdings, Inc. (“IVFH”), a Florida corporation formed for that purpose. As a result of the merger, we changed our name to that of Innovative Food Holdings, Inc. In January 2004, we also acquired Food Innovations, Inc. (“FII” or “Food Innovations”), a Delaware corporation, for 500,000 shares of our common stock.

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

Relationship with U.S. Foods

We have historically sold the majority of our products through a distributor relationship between FII and Next Day Gourmet, L.P., a subsidiary of U.S. Foods, a leading broadline distributor. These sales amounted to $7,978,329 (52% of total sales) and $5,213,917 (46% of total sales) for the three months ended September 30, 2021 and 2020 respectively. These sales amounted to $20,082,836 (48% of total sales) and $15,785,614 (43% of total sales) for the nine months ended September 30, 2021 and 2020 respectively On January 26, 2015 we executed a contract between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods, Inc.  The term of the Agreement is from January 1, 2015 through December 31, 2016 and provides for a limited number of automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew.  Based on the terms, the Agreement was extended through 2018. Effective January 1, 2018 the Agreement was further amended to remove the cap on renewals, and provide for an unlimited number of additional 12-month terms unless either party notifies the other in writing, 30 days prior to the end date, of its intent not to renew.

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

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Revenue

Revenue increased by $3,972,727 or approximately 35.4% to $15,207,353 for the three months ended September 30, 2021 from $11,234,626 in the prior year.  The increase in revenues is primarily attributable to an increase in specialty foodservice revenues which was driven by the nationwide opening of restaurants and other foodservice establishments previously affected by COVID-19. As more foodservice establishments and restaurants have re-opened we have experienced improving foodservice revenues, although revenues still remain slightly below historical levels. The increase in specialty foodservice revenue was partially offset with decreases mainly associated with e-commerce revenues. Though e-commerce revenue remain significantly above historical levels, the decreases during the current period were the result of decreases in COVID-19 driven demand in 2021 compared to 2020.

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

Cost of goods sold

Our cost of goods sold for the three months ended September 30, 2021 was $11,427,343, an increase of $3,059,778 or approximately 36.6% compared to cost of goods sold of $8,367,565 for the three months ended September 30, 2020. Cost of goods sold is made up of the following expenses for the three months ended September 30, 2021: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $8,024,199; shipping, delivery, handling, and purchase allowance expenses in the amount of $3,272,086; and cost of goods associated with logistics of $131,058.  The increase in cost of goods sold is attributed mainly to increases in revenues. Gross margins as a percentage of sales decreased slightly during the current period to 24.9% compared to 25.5% during the comparable period, primarily due to variation in product and revenue mix across our various selling channels.

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

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $532,042 or approximately 11.9% to $4,998,673 during the three months ended September 30, 2021 compared to $4,466,631for the three months ended September 30, 2020. The increase in selling, general, and administrative expenses was primarily due to increases in payroll and related costs excluding share based compensation of approximately $384,369; an increase in advertising costs of $89,767; an increase in insurance costs of $49,339; an increase in legal and professional fees of $47,236; an increase in travel and entertainment costs of $26,401; an increase in office, facilities and vehicle costs of $14,376; an increase in depreciation and amortization of $10,395; and an increase in share based compensation of $3,855. These increases were partially offset by decreases in computer and IT costs of $39,702, a decrease in banking and credit card fees of $37,406; and a decrease in taxes of $16,492.

Gain on forgiveness of debt

During the three months ended September 30, 2021, the Company recorded a gain on forgiveness of debt in connection with the IVFH PPP Loan in the amount of $1,665,818, consisting of $1,650,221 of principal and $15,597 of accrued interest.

Other leasing income

During the three months ended September 30, 2021, the Company recognized revenue in the amount of $1,900 in connection with the lease of space in our Mountaintop warehouse facility, a decrease of $9,077 or approximately 82.7% compared to $10,977 during the three months ended September 30, 2020.

Interest expense, net

Interest expense, net of interest income, increased by $27,280 or approximately 49.8% to $82,029 during the three months ended September 30, 2021, compared to $54,749 during the three months ended September 30, 2020.  Interest accrued or paid on the Company’s commercial loans and notes payable increased by $23,518 to $73,558 during the current period primarily as a result of interest on the Fifth Third Mortgage Facility and interest on equipment financing loans. In addition, interest associated with the interest rate swap was $6,735 during the three months ended September 30, 2021 compared to $0 in the prior period. Interest on the PPP loans decreased by $2,587 during the current period to $623 compared to $3,210 during the three months ended September 30, 3020 because the Company stopped accruing interest on four the PPP loans because they were forgiven subsequent to September 30, 2021. Interest income was $2,140 for the period ended September 30, 2021, an increase of $422 compared to interest income of $1,718 during the prior period. We also amortized $3,157 of loan fees to interest expense during the current period compared to $3,124 in the three months ended September 30, 2020.

Net income

For the reasons above, the Company had a net income for the three months ended September 30, 2021 of $367,026 which is an increase of $2,010,368 or 122.3% compared to a net loss of $1,643,342 during the three months ended September 30, 2020. The net income for the three months ended September 30, 2021 includes a total of $304,098 in non-cash charges, including depreciation and amortization expense of $135,731, non-cash compensation in the amount of $160,752, amortization of the discount on notes payable of $3,157, and provision for doubtful accounts of $4,456.

The loss for the three months ended September 30, 2020 includes a total of $282,235 in non-cash charges, including depreciation expense of $125,338 and charges for non-cash compensation in the amount of $156,897.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Revenue

Revenue increased by $4,824,621 or approximately 13.2% to $41,362,816 for the nine months ended September 30, 2021 from $36,538,195 in the prior year.  The increase in revenues is primarily attributable to an increase in specialty foodservice revenues which was driven by the nationwide opening of restaurants and other foodservice establishments previously affected by COVID-19. As more foodservice establishments and restaurants have re-opened we have experienced accelerated improvements in foodservice revenues, although revenues still remain below historical levels. The increase in specialty foodservice was partially offset with revenues decreases mainly associated with e-commerce revenues. Though e-commerce revenue remain significantly above historical levels, the decreases during the current period were the result of decreases in COVID-19 pandemic driven demand in 2021 compared to 2020.

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

Cost of goods sold

Our cost of goods sold for the nine months ended September 30, 2021 was $30,471,401, an increase of $3,233,876 or approximately 11.9% compared to cost of goods sold of $27,237,525 for the nine months ended September 30, 2020. Cost of goods sold is made up of the following expenses for the nine months ended September 30, 2021: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $20,542,198; shipping, delivery, handling, and purchase allowance expenses in the amount of $9,493,035; and cost of goods associated with logistics of $436,168. The increase in cost of goods sold is attributed mainly to increases in revenues.  Gross margins as a percentage of sales increased during the current period to 26.3% compared to 25.5% during the comparable period of the prior year, primarily due to variation in product and revenue mix across our various selling channels.

In 2021, we continued to price our products in order to increase sales, gain market share and increase the number of our end users and customers. We currently expect, if market conditions, overall economic conditions, and our product revenue mix remain constant, that our cost of goods sold may increase and may result in a decrease in profit margin.

Gain on forgiveness of debt

During the nine months ended September 30, 2021, the Company recorded a gain on forgiveness of debt in connection with the IVFH PPP Loan in the amount of $1,665,818, consisting of $1,650,221 of principal and $15,597 of accrued interest.

Impairment of goodwill and intangible assets

As of September 30, 2020, the Company performed impairment tests of our goodwill and intangible assets that incorporated the use of a discounted cash flow model that involves many management assumptions that are based upon future growth projections which include estimates of COVID-19’s impact on our business. Assumptions include estimates of future revenues, growth rates which take into account estimated inflation rates, estimates of future levels of gross profit and operating profit, projected capital expenditures and discount rates based upon industry and competitor analyses. As a result of impairment tests, the Company was required by applicable accounting rules to record an impairment of goodwill and intangible assets in the aggregate amount of $1,698,952. At September 30, 2021, the net carrying value of goodwill and other intangible assets on the Company’s balance sheet is $1,624,592.  There was no such comparable charge during the current period.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $537,981 or approximately 3.8% to $14,512,803 during the nine months ended September 30, 2021 compared to $13,974,822 for the nine months ended September 30, 2020. The increase in selling, general, and administrative expenses was primarily due to increases payroll and related costs excluding share-based compensation in the amount of $476,132; increased advertising costs of $220,373; increased office, facility, and vehicle costs of $204,832; an increase in insurance costs of $104,356; an increase of $98,125 in share-based compensation; an increase in taxes of $22,560; and increased banking and credit card costs of $4,368. These increases were partially offset by decreases in bad debt expense of $193,811; decreased amortization and depreciation of $160,128; Decreased professional and legal fees of $145,271; decreased computer and IT costs of $52,012; and decreased travel and entertainment costs of $38,693.

Impairment of investment

During the nine months ended September 30, 2021, the Company recognized an impairment on one of our investments in a food related company in the amount of $209,850. There was no such comparable charge during the prior period.

Other leasing income

During the nine months ended September 30, 2021, the Company recognized revenue in the amount of $8,940 in connection with the lease of space in our Mountaintop warehouse facility, a decrease of $23,893 or approximately 72.8% compared to $32,833 during the nine months ended September 30, 2020.

Interest expense, net

Interest expense, net of interest income, increased by $46,074 or approximately 21.8% to $257,889 during the nine months ended September 30, 2021, compared to $211,815 during the nine months ended September 30, 2020.  Interest expense related to  the Company’s commercial loans and notes payable increased by $16,587 to $223,873 during the current period primarily as a result of interest on the Fifth Third Mortgage Facility and interest on equipment financing loans. In addition, interest associated with the interest rate swap was $19,386 during the nine months ended September 30, 2021 compared to $0 in the prior period. Interest on the PPP loans increased by $7,330 during the current period to $10,540 compared to $3,210 during the nine months ended September 30, 3020 due to increased principal balances. Interest income was $5,561 for the period ended September 30, 2021, an increase of $447 compared to interest income of $5,114 during the prior period. We also amortized $9,638 of loan fees to interest expense during the current period compared to $9,403 in the nine months ended September 30, 2020.

Net loss

For the reasons above, the Company had a net loss for the nine months ended September 30, 2021 of $2,414,369 which is a decrease of $4,137,717 or 63.2% compared to a net loss of $6,552,086 during the nine months ended September 30, 2020. The net loss for the nine months ended September 30, 2021 includes a total of $1,135,469 in non-cash charges, including impairment of investment of $209,850, depreciation and amortization expense of $407,704, non-cash compensation in the amount of $476,132, amortization of the discount on notes payable of $9,639, and provision for doubtful accounts of $32,443.

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

Liquidity and Capital Resources at September 30, 2021

As of September 30, 2021 the Company had current assets of $10,758,458 consisting of cash and cash equivalents of $4,018,396, trade accounts receivable of $3,580,246, inventory of $2,809,303, and other current assets of $350,513.  Also, at September 30, 2021, the Company had current liabilities of $8,330,173, consisting of trade payable and accrued liabilities of $4,322,900, accrued interest – current portion of $36,069, deferred revenue of $1,056,011, line of credit of $2,000,000, lease liabilities – operating leases, current portion of $83,483, lease liabilities – financing leases, current portion of $157,371, current portion of contingent liabilities of $187,000, and current portion of notes payable of $487,339, including $66,355 related to PPP loans which were forgiven in October 2021.

During the nine months ended September 30, 2021, the Company had cash used in operating activities of $5,947,141.  Cash used in operations consisted of the Company’s consolidated net loss of $2,414,369 increased by the gain on forgiveness of debt in the amount of $1,665,818 and reduced by non-cash compensation in the amount of $476,704, depreciation and amortization of $407,676, impairment of investment of $209,850, amortization of right-to-use asset of $76,005 amortization of prepaid loan fees of $9,368, and provision for doubtful accounts of $32,443. The Company’s cash position also decreased due to a change in the components of current assets and liabilities in the amount of $3,078,456.

The Company had cash used in investing activities of $14,812 for the nine months ended September 30, 2021, which consisted of cash paid for the acquisition of property and equipment.

The Company had cash flow from financing activities of $4,920,334 for the nine months ended September 30, 2021, which consisted of proceeds from the sale of common stock, net of costs, in the amount of $3,580,372 and proceeds from the PPP Loans of $1,748,414, partially offset by principal payments made on notes payable of $299,924 and principal payments on financing leases of $108,528.

The Company had net working capital of $2,428,285 as of September 30, 2021. The Company used cash in operations during the nine months ended September 30, 2021 in the amount of $5,947,141. This compares to cash used in operations of $3,573,616 during the nine months ended September 30, 2020. The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines. As of September 30, 2021, we do not have any material long-term obligations other than those described in Notes 6, 7, 12, 13, and 14 to the financial statements included in this report. As we seek to increase our sales of new items and enter new markets, acquire new businesses as well as identify new and other consumer and food service oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

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

In April 2020 we applied for and received a loan of approximately $1.6 million under a program established under a recent congressionally approved program which is administered by the U.S. Small Business Administration. In 2021 we applied for and received $1,748,414 in new loans under a similar government program administered by the U.S. Small Business Administration. In October 2021, the Company received notification from Fifth Third Bank, N.A. that principal and accrued interest in the aggregate amounts of $1,499,054 and $9,866, respectively, due under four of the Additional PPP Loans had been forgiven. In addition, between the government loans, the potential forgiveness of the remaining government loans, cash on hand, access to outside capital, and our current expectations of incoming revenues, we believe we have sufficient resources to continue operating for at least the next 12 months. However, inasmuch as we cannot predict the timing of quarantines, curfews, stay in place orders, and closures of non-essential businesses and the effect of the pandemic on general economic activities, we cannot predict the trajectory of the pandemic and the amount of economic stress we could experience if the pandemic were to worsen in the United States and worldwide. While we intend to continue to focus on executing on our strategic growth plans, given the current economic conditions, we are not able to determine the exact timeframe in 2021, if at all, that we can then again consider fully implementing portions of the plans described below.

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

(a) Evaluation of disclosure controls and procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act.) as of the end of the period covered by this Quarterly Report, have identified a control deficiency regarding the integration of two acquisitions in 2018 and as a result management has concluded our internal control over financial reporting was ineffective at September 30, 2021 at the reasonable assurance level. Management of the Company believes that this deficiency is primarily due to the smaller size of the company’s accounting staff in relation to certain continued system integrations related to the 2018 acquisitions of certain assets of igourmet LLC and Mouth Foods, Inc. To address this matter, we have expanded our accounting staff and we expect to retain additional qualified personnel to continue to remediate this control deficiency in the future. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

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

SIGNATURE	TITLE	DATE

/s/ Sam Klepfish	Chief Executive Officer	November 22, 2021
Sam Klepfish

/s/ Richard Tang	Chief Financial Officer	November 22, 2021
Richard Tang