Form 10-K
period 2021-12-31
INNOVATIVE FOOD HOLDINGS INC
filed 2022-03-31
CIK 312257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended

December 31, 2021

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

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $8,421,120 as of June 30, 2021, based upon a closing price of $0.33 per share for the registrant’s common stock on such date.

On March 28, 2022, a total of 46,041,751 shares of our common stock were outstanding.

INNOVATIVE FOOD HOLDINGS, INC.

Index

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

In light of the uncertain and rapidly evolving situation relating to the COVID-19 pandemic, we have taken certain precautionary measures intended to help minimize the risk to our Company, employees, and customers, including the following:

●	We identified safety precautions that we implemented in our warehouses and offices From March 2020, and into 2022;
●	Although our warehouse currently continues to operate, we continue to evaluate their operations, and may elect, or be required, to shut down their operations temporarily at any time in the future;

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

Our Operations

Our business is currently conducted by our wholly owned subsidiaries, some of which are non-operating, Artisan Specialty Foods, Inc. (“Artisan”), Food Innovations, Inc. (“FII”), Food New Media Group, Inc. (“FNM”), Organic Food Brokers, LLC (“OFB”), Gourmet Foodservice Group, Inc. (“GFG”), Gourmet Foodservice Group Warehouse, Inc. (“GFW”), Gourmeting, Inc. (“Gourmeting”), Haley Food Group, Inc. (“Haley”), Oasis Sales Corp. (“Oasis”), 4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.), (“Gourmet”), Innovative Food Properties LLC (“IFP”), Innovative Gourmet, LLC (“Innovative Gourmet” or “igourmet”), Food Funding, LLC (“Food Funding”), Logistics Innovations, LLC (“L Innovations”), M Innovations, LLC (“M Innovations” or “Mouth”), P Innovations, LLC “P Innovations”), MI Foods, LLC (“MIF”), M Foods Innovations, LLC (“M Foods”), PlantBelly, LLC (“PlantBelly”), Innovative Foods, Inc. (“IFI”), Innovative Gourmet Partnerships, LLC (“IGP”) and Plant Innovations, Inc. (“Plant Innovations”), and collectively with IVFH and its other subsidiaries, the “Company” or “IVFH” have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All material intercompany transactions have been eliminated upon consolidation of these entities.

Overall, our business activities are focused around the creation and growth of platforms which provides distribution or the enabling of distribution of high quality, unique specialty food and food related products ranging from specialty foodservice products to Consumer-Packaged Goods (“CPG”) products through a variety of sales channels ranging from national partnership based and regionally based foodservice related sales channels to e-commerce sales channels offering products both direct to consumers (“D2C”) and direct to business (“B2B”). In our business model, we receive orders from our customers and then work closely with our suppliers and our warehouse facilities to have the orders fulfilled. In order to maintain freshness and quality, we carefully select our suppliers based upon, among other factors, their quality, uniqueness, reliability and access to overnight courier services.

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

Index

P Innovations’ focus is to leverage acquired assets to expand the Company’s subscription-based e-commerce business activities.

Plant Innovations is focused on plant-based D2C brands and online retail within the e-commerce space.

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

Our logistics team manages the shipping and delivery process of every package to ensure timely delivery of products to our customers. We have developed the web-based capability to allow customers to seamlessly receive and send personal orders and gifts according to their desired schedule. The logistics manager receives shipping information on all products ordered, and packages are monitored from origin to delivery. In the event that delivery service is interrupted, our logistics department begins the process of expediting the package to its destination or potentially reshipping the package with a goal of 100% customer satisfaction for our customers. Our logistics manager works directly with our suppliers on an ongoing basis, to ensure that the appropriate packaging and shipping specifications are in place at all times. At the beginning of March 2020, as early signs were beginning to emerge that Covid-19 might potentially be a significant issue in the United states, we initiated additional preventative safety measure in our facilities and we continued adding additional preventative safety measures including protective gear for employees, temperature testing, ongoing onsite team of cleaning and sanitizing specialists, social distancing, special no contact package handling protocols and we continue to assess and modify as appropriate, measures targeted towards the safety of our employees and the safety of our facilities and our products.

Relationship with U.S. Foods

We have historically sold the majority of our products, $28,415,263 and $20,748,819, respectively, representing 46% and 40% of total sales, respectively, in each of the years ended December 31, 2021 and 2020, through a distributor relationship between FII, one of our wholly-owned subsidiaries, and subsidiaries of U.S. Foods, a leading broadline distributor. On January 26, 2015 we executed a contract directly between FII and U.S. Foods (the “U.S. Foods Agreement”). The term of the U.S. Foods Agreement was from January 1, 2015 through December 31, 2016 and provided for a limited number of automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew. Based on the terms, the U.S. Foods Agreement was extended through December 31, 2018. Effective January 1, 2018 the U.S. Foods Agreement was further amended to remove the cap on renewals, and provide for an unlimited number of additional 12-month terms unless either party notifies the other in writing, 30 days prior to the end date, of its intent not to renew.

Growth Strategy

Due to the COVID-19 outbreak in the United States the economic outlook for restaurant-based specialty food remains unclear. According to National Restaurant Association, restaurant and foodservice sales are expected to grow from $799 billion in 2021 to $898 Billion in 2022. This projection would exceed the $846 in restaurant and foodservice sales for pre-Covid 2019 In addition, according to the National Restaurant Association, eating food that is not prepared at home continues to be a strong part of consumers lifestyles with 54% of adults and 72% of millennials saying that take out or food delivery is essential to the way they live.

Credit Suisse Group had also previously estimated that 80% of U.S. household food spend now goes towards food-at-home vs. food-away-from-home. This is greater than the food-at-home spending share in 2018 of 47.6% and post-Great Recession peak of 50%, as per the United States Department of Agriculture’s Economic Research Service. In addition, commentary from Neilsen indicates that with improvements in technology, infrastructure and experience, coupled with a reduction in barriers to trial, such as delivery length or shipping costs, buyer adoption of online CPG shopping has consistently increased over the last two years. Yet while those changes have increased adoption of online ordering, COVID-19 has caused another step change in the way consumers shop. These consumer behaviors have also accelerated e-commerce trends. According to Satisa.com revenue from the e-commerce food and beverage industry in the United States stood at 34.2 billion U.S dollars in 2021. The Statista Digital Market Outlook estimates further that by 2025, this figure will rise to 47.6 billion dollars. In addition, The National Retail Federation predicts online sales will make up 20% of the grocery business within five years.

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

-

Leveraging our platforms to partner, build and/or acquire both foodservice brands and other consumer oriented entities and consumer brands such as D2C digitally native brands including stand alone brands and online retailer brands.

In addition to attempting to grow our current business, we believe that there are lateral opportunities in the food industry and related markets. We may consider the possibility of acquiring specialty food manufacturers, specialty food distributors, small specialty food brands especially digitally native D2C brands, or e-commerce retailers and other business. We anticipate that, given our current cash flow levels, any acquisition could potentially involve the issuance of additional shares of our common stock or third party financing, which may not be available on acceptable terms. No acquisition will be consummated without thorough due diligence. No assurance can be given that we will be able to identify and successfully conclude negotiations with any potential target.

Competition

While we face intense competition in the marketing of our products and services, it is our belief that there are few companies offering a platform similar to ours, which include expansive backend and front end capabilities in both ecommerce and foodservice in addition there are few companies offering a broad range of customer service oriented, quality, chef driven products and specialty gourmet products, for nationwide delivery from same day, depending on market location to 72 hours. Our primary competition is from local purveyors that supply a limited local market and have a limited range of products and from the other specialty gourmet distributors and specialty food retail stores or ecommerce stores, and from the national, regional or local expansion of specialty and non-specialty food distributers and food stores and food focused ecommerce sites. In addition, many purveyors are well established, have reputations for success in the development and marketing of these types of products and services and have significantly greater financial, marketing, distribution, personnel and other resources. These financial and other capabilities permit such companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors such as us, to enter into new markets and introduce new products and services.

Insurance

We maintain a Business Owners Policy with a general liability per occurrence limit of $1,000,000 and aggregate policy covering $2,000,000 of liability for all entities. The Company carries an Auto Policy with non-owned automobile bodily injury and property damage coverage with a limit of $1,000,000 for all entities. The Company also carries an Umbrella policy of up to $14,000,000 which covers all entities, along with two excess umbrella policies that sit over the BOP and Umbrella policies. The excess umbrella policies have limits of $5,000,000 and $6,000,000. The Company carries a Cyber policy of up to $2,000,000 which insures the Company and its subsidiaries. The Company carries two Commercial Property Policies, for its buildings in PA and FL, with a limit of up to $12,490,000 for PA and a limit of up to $1,630,000 for FL . Such insurance may not be sufficient to cover all potential claims against us and additional insurance may not be available in the future at a reasonable price.

Index

Government Regulation

Various federal and state laws currently exist, and more are sure to be adopted, regulating the delivery of fresh food products. We require specialty foodservice third-party vendors to certify that they maintain at least $3,000,000 liability insurance coverage in aggregate and compliance with Hazard Analysis and Critical Control Point (HACCP), an FDA- and USDA-mandated food safety program, or a similar standard. Any changes in the government regulation of delivering of fresh food products that hinders our current ability and/or cost to deliver fresh products, could adversely impact our net revenues and gross margins and, therefore, our profitability and cash flows could also be adversely affected.

Employees

We currently employ 127 full-time employees, including 8 chefs and 2 executive officers. We believe that our relations with our employees are satisfactory. None of our employees are represented by a union.

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

In addition, in the relatively short period with which the world has been dealing with this pandemic, significant economic turmoil has already impacted world markets. Should a recession occur, either as a result of the pandemic, lack of stability, armed conflicts in various countries or for any other reason, we can expect that our sales, net income and cash flows will be negatively impacted. While the governmental organizations of the United States, as well as governments across the world, are implementing emergency economic measures and announcing the consideration of additional emergency economic assistance packages, it is unclear what impact they are having, and will have, on the economy in the United States and worldwide. Great uncertainty surrounds the length of time this disease will continue to spread, the potential effect the disease, or the fear of the disease, could have on any area of our business operations, the number of people it will impact, directly and indirectly, and the extent governments will continue to impose, or add additional, quarantines, curfews, travel restrictions and closures of restaurants and other foodservice establishments. In addition, even following control of the disease and the end of the pandemic, the economic dislocation caused by the disease to so many people may linger and be so significant that consumers’ focus could be directed away from spending for products such as ours for an extended period of time. In addition, if the economy does not begin recovering and foodservice revenues do not continue to increase or if there are changes in any of the markets which we sell into or in any of our relationships , there could be financial stress on the Company which may require the Company to take additional measures appropriate under those circumstances. For all of these reasons, the impact on sales, net income and cash flows can be significant depending on the items mentioned above but at this time we cannot quantify the specific extent of the impact this disease or other market factors will have on our sales, net income and cash flows.

Index

We Have a History of Losses Requiring Us to Seek Additional Sources of Capital.

As of December 31, 2021, we had an accumulated deficit of $33,116,124. We cannot assure you that we can achieve profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, or other extraordinary events occur, we will incur losses. Our possible success is dependent upon the successful development and marketing of our services and products, as well as continued expansion of our products and customers, as to which we can give no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel, marketing and promotions, reduced margins caused by competitive pressures and other economic and non-economic factors. These conditions may have a materially adverse effect upon us or may force us to curtail operations. In addition, we could require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. We can give no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Our inability in such instance to obtain sufficient funds from our operations or external sources could require us to curtail operations.

We Have Historically Derived Substantially Most of Our Revenue From One Client and if We Were to Lose Such Client and Be Unable to Generate New Sales to Offset Such Loss, We May Be Forced to Cease or Curtail Our Operations.

In 2003, Next Day Gourmet initially contracted with our subsidiary, Food Innovations, to handle the distribution of over 3,000 perishable and specialty food products to customers of USF. Effective January 1, 2018, we executed a contract amendment between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods which provides for no limit on automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew. Our sales through USF’s sales force generated gross revenues for us of $28,415,263 in the year ended December 31, 2021, and $20,748,819 in the year ended December 31, 2020. Those amounts contributed 46% and 40% of our total sales for each of 2021 and 2020, respectively. Our sales efforts within specialty foodservice are for the most part substantially dependent upon the efforts of the USF sales force. Although we have generated revenues from additional customers other than USF, if our relationship with USF were to be materially changed and we are unable to generate substantial new sales to offset such loss, we may be forced to significantly curtail our operations.

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

Index

The Acquisition of Substantially All of the Assets of igourmet LLC and Mouth Foods, Inc. Could Create Additional Risks to Our Business.

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

We rely on third party websites, search engines and affiliates with which we have strategic relationships for traffic. If these third parties do not attract a significant number of visitors, we may not receive a significant number of online customers from these relationships and our revenues from these relationships may remain flat or decrease. There continues to be strong competition to establish or maintain relationships with leading Internet companies, and we may not successfully enter into additional relationships, or renew existing ones beyond their current terms. We may also be required to pay significant fees to maintain and expand existing relationships or possibly not achieve the desired results with existing relationships. Our online revenues may suffer if we do not enter into new relationships or maintain existing relationships or if these relationships do not result in traffic sufficient to justify their costs.

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

Index

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

Our financial performance is subject to declines in general economic conditions and the impact of such economic conditions on levels of consumer confidence and consumer spending. Consumer confidence and consumer spending may deteriorate significantly and could remain depressed for an extended period of time, whether due to COVID-19 or other unrelated reasons. Consumer purchases of discretionary items, including specifically our merchandise, generally decline during periods when disposable income is limited, unemployment rates increase, and consumer perceptions of personal well-being and security declines or there is economic uncertainty. An uncertain economic environment could adversely impact our business and operating results.

We Are and May Be Subject to Regulatory Compliance and Legal Uncertainties.

Changes in government regulation and supervision or proposed Department of Agriculture or other regulatory agency reforms or rule changes could impair our sources of revenue and limit our ability to expand our business. In the event any future laws or regulations are enacted which apply to us, we may have to expend funds and/or alter our operations to ensure compliance. New legislation or regulation, or the application of existing laws and regulations to the areas related to our business could add additional costs and risks to doing business. In addition, we are subject to regulations applicable to businesses generally and laws and regulations directly applicable to communications over the Internet and access to e-commerce. In addition, it is possible that a number of laws and regulations may be adopted with respect to the Internet and other areas of our business, covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust, taxation and characteristics and quality of products and services.

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

Index

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

On November 8, 2019 the Company, through a newly formed wholly-owned subsidiary, purchased a logistics and warehouse facility (the “Facility”) for $4.5 million. The Facility is approximately 200,000 square feet and is situated on approximately 15 acres in Mountain Top, Pennsylvania. The Facility’s appraised value by a third party appraisal firm in 2022 was $16,400,000.   Related to the Facility purchase, the Company entered into a commercial loan agreement for both the purchase price and planned improvements to the Facility. The amount of the loan was $5,500,000, of which the Company drew down $3,600,000 for the acquisition of the Facility; the lender was Fifth Third Bank and the loan is secured by a mortgage on the property and other Company assets. The interest on the loan is LIBOR plus 2.75%, with interest only payments due through September 30, 2020, thereafter with principal amortized over 20 years and maturity on September 2, 2025. Related to Facility purchase, the Company also acquired certain leases from certain tenants of the Facility, all of which were in good standing at the time of purchase.

On October 5, 2020, the Company completed work to upgrade the Facility at a cost of $2,231,458 in order to better support the Company’s focus on e-commerce and logistics.

Index

ITEM 3. Legal Proceedings

On September 16, 2019, an action (the “PA Action”) was filed in the Court of Common Pleas of Philadelphia County, Trial Division, against, among others, the Company and its wholly-owned subsidiaries, Innovative Gourmet LLC and Food Innovations, Inc. Since that time, other parties involved in the incident have joined as plaintiffs in the PA Action.  The complaint in the PA Action alleges, inter alia, wrongful death and negligence by a driver formerly employed by Innovative Gourmet, and plaintiffs filed a demand and offer to settle for fifty million dollars. We expect that should a settlement occur, the amount to resolve the Action would be substantially lower. The Company, its subsidiaries, and their employees had auto and umbrella insurance policies, among others, that were in effect for the relevant period. The Company and its subsidiaries’ insurers have agreed to defend the Company, its subsidiaries and the driver in the PA Action (and related actions), subject to a reservation of rights. The Company believes that the likely outcome would result in the liabilities being covered by its insurance carriers. However, if the Company was found responsible for damages in excess of its available insurance coverage, such damages in excess of the coverage could have a material adverse effect on the Company’s operations. On July 16, 2020, the court granted the Company's motion to stay the case through the final adjudication of an additional pending legal proceeding against the driver in connection with the events related to the case. It is not anticipated that the Company and its subsidiaries will be a party to any other legal proceedings in connection with this matter. Because the statute of limitations on the incident has now run, it is not anticipated that any new plaintiffs involved in the incident will come forward against the Company and its subsidiaries.

From time to time, the Company has become and may become involved in certain lawsuits and legal proceedings which arise in the ordinary course of business, or as the result of current or previous investments, or current or previous subsidiaries, or current or previous employees, or current or previous directors, or as a result of acquisitions and dispositions or other corporate activities.  The Company intends to vigorously defend its positions. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our financial position or our business, and the outcome of these matters cannot be ultimately predicted.

ITEM 4. Mine Safety Disclosure

Not Applicable.

Index

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prices for our common stock are quoted on the OTCQB. Since March 2004, our common stock has traded under the symbol “IVFH”. Prior thereto, our common stock traded under the symbol “FBSN”. 46,041,751 shares of our common stock were outstanding as of March 1, 2022.

Security Holders

On March 1, 2022, there were approximately 55 record holders of our common stock. In addition, we believe there are at least several hundred additional beneficial owners of our common stock whose shares are held in “street name.”

Dividends

We have not paid dividends during the three most recently completed fiscal years and have no current plans to pay dividends on our common stock. We currently intend to retain all earnings, if any, for use in our business.

Recent Sales and Other Issuances of Our Equity Securities

During the year ended December 31, 2021, the Company had the following equity related, nonregistered transactions:

On August 26, 2021 the Company issued 9,375,000 shares of common stock to investors with a fair value of $3,580,372 for cash.

During the year ended December 31, 2021, the Company accrued the amount of $385,000 representing 961,897 shares of common stock issuable at an average price of $0.4177 per share to its Chief Executive Officer pursuant to his compensation agreement.

During the year ended December 31, 2021, the Company accrued the amount of $17,116 representing 59,016 shares of common stock issuable at an average price of $0.29 per share to its Chief Strategy Officer pursuant to his compensation agreement.

During the year ended December 31, 2021, the Company accrued the amount of $90,000 representing 200,282 shares of common stock issuable to two Directors.

During the year ended December 31, 2021, the Company issued 74,076 shares with a fair value of $31,861 as a bonus.

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

Index

Dilutive Securities

December 31, 2021

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company at December 31, 2021:

		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Price	of Options	Life (years)
$0.60	50,000	3.99
$0.62	360,000	2.00
$0.85	540,000	2.00
$1.00	50,000	3.99
$1.20	1,100,000	1.84
$0.99	2,100,000	2.01

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2021, the following shares are issuable pursuant to outstanding stock options, warrants, and rights issued under the 2011 Stock Option Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,100,000		$0.99		92,565,189
Equity compensation plans not approved by shareholders	-	$	N/A	$	N/A

Index

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto, as well as all other related notes, and financial and operational references, appearing elsewhere in this document.

Certain information contained in this discussion and elsewhere in this report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to the safe harbor created by that act. The safe harbor created by the Private Securities Litigation Reform Act will not apply to certain “forward looking statements” because we issued “penny stock” (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3(a)(51-1) under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on our behalf. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “believe”, “explore”, “consider”, “anticipate”, “intend”, “could”, “estimate”, “plan”, “propose” or “continue” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

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

Index

Critical Accounting Policy and Estimates

Use of Estimates in the Preparation of Financial Statements

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates include certain assumptions related to doubtful accounts receivable, stock-based services, valuation of financial instruments, operating right to use assets and liabilities, and income taxes. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounts subject to estimate and judgements are accounts receivable reserves, income taxes, intangible assets, contingent liabilities, and equity-based instruments. Actual results may differ from these estimates under different assumptions or conditions. We believe our estimates have not been materially inaccurate in past years, and our assumptions are not likely to change in the foreseeable future.

(a) Warrants:

There were no warrants outstanding at December 31, 2021 and 2020.

(b) Embedded conversion features of notes payable:

There were no outstanding convertible notes outstanding at December 31, 2021 and 2020:

(c) Stock options:

The Company accounts for options in accordance with FASB ASC 718-40. Options are valued upon issuance utilizing the Black-Scholes valuation model. Option expense is recognized over the requisite service period of the related option award. The following table illustrates certain key information regarding our options and option assumptions at December 31, 2021 and 2020:

	December 31,
	2021		2020
Number of options outstanding		2,100,000		2,250,000
Value at December 31		N/A		N/A
Number of options issued during the year		50,000		200,000
Value of options issued during the year		$8,616		$16,498
Number of options recognized during the year		50,000		200,000
Number of options exercised or expired during the year		200,000		475,000
Value of options recognized during the year		$144,274		$142,512
Revaluation (gain) during the period	$	N/A	$	N/A

Black-Scholes model variables:
Volatility		71.26%		41.7-82.7%
Dividends		0		0
Risk-free interest rates		0.23%		0.37-1.37%
Term (years)		2.00		3.00-5.00

Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $375,931 and $343,832 for doubtful accounts receivable at December 31, 2021 and 2020. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

Index

Income Taxes

The Company has a history of losses, and as such has recorded no liability for income taxes. Until such time as the Company begins to provide evidence that a continued profit is a reasonable expectation, management will not determine that there is a basis for accruing an income tax liability. These estimates have been accurate in the past. At December 31, 2021, the Company has a net operating loss carryforward of approximately $15,800,000.

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

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Revenue

Revenue increased by $10,536,120 or approximately 20% to $62,212,148 for the year ended December 31, 2021 from $51,676,028 prior year. The increase in revenues is primarily attributable to an increase in specialty foodservice revenues which was driven by the nationwide opening of restaurants and other foodservice establishments previously affected by COVID-19. As more foodservice establishments and restaurants have re-opened we have experienced improving foodservice revenues, although revenues still remain slightly below historical levels. The increase in specialty foodservice revenue was partially offset with decreases mainly associated with e-commerce revenues. Though e-commerce revenue remains significantly above historical levels, the decreases during the current period were the result of decreases in COVID-19 driven demand in 2021 compared to 2020.

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

Index

Cost of goods sold

Our cost of goods sold for the year ended December 31, 2021 was $45,261,401, an increase of $7,401,901 or approximately 20% compared to cost of goods sold of $37,859,500 for the year ended December 31, 2020. The increase in cost of goods sold is attributed mainly to increases in revenues. Cost of goods sold was made up of the following expenses for the year ended December 31, 2021: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $30,492,406; shipping, delivery, handling, and purchase allowance expenses in the amount of $14,208,233; and cost of goods associated with logistics of $560,762. Total gross margin was approximately 27.2% of sales in 2021 compared to approximately 26.7% of sales in 2020.   Gross margins as a percentage of sales improved slightly during the current period to 27.2% compared to 26.7% during the comparable period, primarily due to variation in product and revenue mix across our various selling channels.

In 2022, we continue to price our products in order to increase sales, gain market share and increase the number of our end users and customers. We currently expect, if market conditions, overall economic conditions, and our product revenue mix remain constant, that our cost of goods sold may increase and may result in a decrease in profit margin.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $1,008,411 or approximately 5% to $20,540,229 during the year ended December 31, 2021 compared to $19,531,818 for the year ended December 31, 2020. The increase in selling, general, and administrative expenses was primarily due to an increase in payroll and related costs of approximately $915,262 (net of an increase in non-cash compensation in the amount of $142,815), an increase in advertising and marketing costs of $550,770, an increase in insurance costs of $118,119, an increase in office, facilities, and vehicles costs $47,374, and an increase in taxes of $26,868. These increases were partially offset by a decrease in bad debt expense of $223,143, a decrease in amortization and depreciation of $177,087, a decrease in banking and credit card fees of $125,877, a decrease in professional fees of $48,434, a decrease in IT and computer costs of $44,021. The increases were driven mainly by additional costs including increases in costs including warehouse fulfillment costs associated with COVID-19, increased costs associated with additional personnel mainly related to warehouse operations, overall employee costs and insurance costs, increased legal, accounting, facility and IT costs including costs associated with the planned launch of new websites, and increased advertising associated with increased spending in digital marketing related to certain of the Company’s e-commerce websites.

Gain on forgiveness of debt

During the year ended December 31, 2021, the Company recorded a gain on forgiveness of debt in connection with the PPP Loans in the amount of $3,425,015, consisting of $3,398,635 of principal and $26,380 of accrued interest.

Impairment of goodwill and intangible assets

During the year-ended December 31, 2020, the Company performed impairment tests of our goodwill and intangible assets that incorporated the use of a discounted cash flow model that involves many management assumptions that are based upon future growth projections which include estimates of COVID-19’s impact on our business. Assumptions include estimates of future revenues, growth rates which take into account estimated inflation rates, estimates of future levels of gross profit and operating profit, projected capital expenditures and discount rates based upon industry and competitor analyses. As a result of impairment tests, the Company was required by applicable accounting rules to record an impairment of goodwill and intangible assets in the aggregate amount of $1,698,952. There was no such comparable charge during the current period. At December 31, 2021, the net carrying value of other amortizable and unamortizable assets on the Company’s balance sheet is $1,605,040.

Impairment of Investment

During the year ended December 31, 2021, the founder of one of the food related companies passed away in an untimely tragic accident, and as a result the food related company ceased operations and the Company recognized an impairment in the amount of $209,850 in connection with that investment.

Other leasing income

On November 8, 2019 the Company purchased a logistics and warehouse facility located in Mountain Top, Pennsylvania and leased portions of this facility to a third party for a cell tower installation. During the year ended December 31, 2021, the Company recognized revenue in the amount of $10,840 in connection with the lease of space in this facility compared to $43,810 during the year ended December 31, 2020 The decrease was due to (i) the Company recognized income in the amount of $22,380 in the current period as revenues in connection with customers for whom the Company provides other logistical services; this category of income was classified as other leasing income during the prior year; (ii) On January 18, 2021, the Company entered into a 50 year easement agreement for total proceeds of $380,000.  The 2021 revenue represents the recognition of the proceeds of the easement over the term of the agreement; the Company recognized additional revenues in the amount of  $10,879 from the previous short-term cell tower leasing agreement in the prior year.

Index

Gain on disposal of fixed assets

During the year ended December 31, 2020, the Company recorded a gain on the sale of warehouse equipment in the amount of $7,984, compared to a gain on sale of equipment of $0 during the current period. This type of transaction occurs infrequently.

Interest expense, net

Interest expense, net of interest income, increased by $51,160 or approximately 17% to $353,854 during the year ended December 31, 2021, compared to $302,576 during the year ended December 31, 2020. The increase was due primarily to an increase in interest accrued or paid on the Company’s commercial loans and notes payable in the amount of $296,897 during the year ended December 31, 2020 to $348,864 during the year ended December 31, 2021. The Company also recorded interest expense in connection with the amortization of prepaid loan fees in the amount of $12,525 during the year ended December 31, 2021 compared to $12,560 during the prior period.

Net loss

For the reasons above, the Company had a net loss for the year ended December 31, 2021 of $716,331 compared to a net loss of $7,665,024 during the year ended December 31, 2020. The loss for the year ended December 31, 2021 includes a total of $1,449,236 in non-cash charges, including amortization of intangible assets in the amount of $8,912; depreciation expense of $517,942; charges for non-cash compensation in the amount of $668,251; impairment of investment of $209,850; amortization of prepaid loan fees of $12,525; and provision for doubtful accounts of $31,756. These non-cash losses were offset by a gain on forgiveness of debt in the amount of $3,425,015. The loss for the year ended December 31, 2020 includes a total of $3,159,751 in non-cash charges, including impairment of intangible assets in amount of $1,698,952; amortization of intangible assets in the amount of $212,902; depreciation expense of $491,039; charges for non-cash compensation in the amount of $525,436; and amortization of prepaid loan fees of $12,560, and allowance for doubtful accounts of $218,862.

Liquidity and Capital Resources at December 31, 2021

As of December 31, 2021, the Company had current assets of $12,803,526, consisting of cash and cash equivalents of $6,122,671; trade accounts receivable of $3,256,764 inventory of $3,109,984; and other current assets of $314,107. Also at December 31, 2021, the Company had current liabilities of $10,197,532, consisting of trade payables and accrued liabilities of $5,702,905, accrued interest of $29,349, deferred revenue of $1,631,406, line of credit of $2,000,000, current portion of notes payable (net of discount) of $412,961, current portion of operating leases of $74,088, current portion of financing leases of $159,823, and current portion of contingent liabilities of $187,000.

During the year ended December 31, 2021, the Company had cash used in operating activities of $3,661,569. Cash flow used in operations consisted of the Company’s consolidated net loss of $716,331 subtracted by the depreciation and amortization of $526,854, non-cash compensation in the amount of $668,251, amortization of right-of-use assets of $102,715, provision for doubtful accounts of $31,756, and amortization of prepaid loan fees in the amount of $12,525. These amounts were partially offset by a gain on the forgiveness of debt of $3,425,015, and proceeds from the sale of common stock. The Company’s cash position increased by $1,072,174 as a result of changes in the components of current assets and current liabilities.

The Company had cash used in investing activities of $24,511 for the year ended December 31, 2021, which consisted of cash paid for the acquisition of property and equipment in the amount of $24,511.

The Company had cash provided by financing activities of $4,748,736 for the year ended December 31, 2021, which consisted of proceeds from a PPP loan in the amount of $1,748,414 and proceeds from the sale of common stock, net of issuances costs of $3,580,372; these amounts were partially offset by principal payments on loans and notes payable in the amount of $433,087 and principal payments on financing leases in the amount of $146,963.

The Company had net working capital  of $2,605,994 as of December 31, 2021. The Company had cash used in operations during the year ended December 31, 2021 in the amount of $3,661,569, compared to cash used in operating activities of $1,759,883 during the year ended December 31, 2020.  The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines and improving operating efficiencies.  Currently, we do not have any material long-term obligations other than those described in Notes 11, 12 and 13 to the financial statements included in this report. As we seek to increase our sales of new items and enter new markets, acquire new businesses as well as identify new food oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification, although no assurance can be given that such growth will occur.

Index

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

2022 Plans

Since 2020 the world has been in the grip of a pandemic which has wreaked havoc on economies world-wide, including in the U.S., which is our primary market. As a result of the pandemic, restaurants, hotels, country clubs, casinos, catering houses and other of our primary customers have either been closed completely or are only partially open with significantly reduced operations. Accordingly, foodservice revenues, which historically have been a significant overall portion of our revenues have been significantly reduced as most foodservice establishments cross the United States closed or had limited operations. As a result, foodservice revenue commencing in the second half of March 2020 and continuing throughout the year and into 2021, experienced unprecedented declines. As the pandemic has begun to decline in the United States and foodservice establishments have begun to reopen, we have experienced improving foodservice revenues although our revenues have not yet reached its previous historical levels for the full year. While the decline in the pandemic and the re-opening of bricks and mortar stores resulted in a decline of e-commerce revenues compared to the comparable quarter in 2020, ecommerce revenues remained significantly above pre-pandemic historical levels.

In April 2020 we applied for and received a loan of approximately $1,650,221 under a program established under a congressionally approved program which is administered by the U.S. Small Business Administration. In 2021 we applied for and received $1,748,414 in new loans under a similar government program administered by the U.S. Small Business Administration. During the year ended December 31, 2021,  the Company received notifications from Fifth Third Bank, N.A. that principal and accrued interest in the aggregate amounts of $3,398,635 and $26,380, respectively, due under the  PPP Loans had been forgiven; at December 31, 2021, the balance due under the PPP loans was $0. Between cash on hand, access to outside capital, and our current expectations of incoming revenues, we believe we have sufficient resources to continue operating for at least the next 12 months. However, inasmuch as we cannot predict the timing and the effect of the pandemic on general economic activities, we cannot predict the trajectory of the pandemic and the amount of economic stress we could experience if the pandemic were to worsen in the United States and worldwide. While we intend to continue to focus on executing on our strategic growth plans, given the current economic conditions, we are not able to determine the exact timeframe in 2022, if at all, that we can then again consider fully implementing portions of the plans described below.

During 2022, we plan to expand our business by expanding our focus to additional specialty foods markets and by leveraging our e-commerce platform to launch and grow, either organically and/or through acquisition, new D2C brands and e-commerce sites within targeted consumer areas, on the Company’s e-commerce platform. In addition, we will continue exploring potential acquisition and partnership opportunities with influencers and other celebrities to continue to extend our focus in the specialty food market through the growth of the Company’s existing sales channels and through a variety of additional potential sales channel relationships. In addition, we are currently exploring the introduction of, or have introduced into the market, a variety of new product categories and new product lines, including private label products and proprietary branded products to leverage our existing foodservice and consumer customer base.

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

Transactions with Major Customers

The Company's largest customer, U.S. Foods, Inc. and its affiliates, accounted for approximately 46% and 40% of total sales in each of the years ended December 31, 2021 and 2020, respectively; and approximately 40% of total sales in the fourth quarter of 2021 compared to 32% of total sales in the fourth quarter of 2020.   A contract between our subsidiary, Food Innovations, and USF entered an optional renewal period in December 2012 but was automatically extended for an additional 12 months in each of January 1, 2013 and 2014.  On January 26, 2015 we executed a contract directly between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods, Inc.  The term of the Agreement was from January 1, 2015 through December 31, 2016 and provided for a limited number of automatic annual renewals thereafter if no party gives the other 30 days' notice of its intent not to renew.  Based on the terms, the Agreement was extended through 2018. Effective January 1, 2018 the Agreement was further amended to remove the cap on renewals, and provide for an unlimited number of additional 12-month terms unless either party notifies the other in writing, 30 days prior to the end date, of its intent not to renew.

Index

ITEM 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:

Innovative Food Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Innovative Food Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Contingencies

As described in Note 17 to the consolidated financial statements, the Company is involved in a number of legal proceedings and has made accruals with respect to certain of these matters. Where a liability is reasonably possible and may be material, such matters have been disclosed. Management exercised judgment and assessed the probability of occurrence based on the ability to predict the number of claims that may be filed and whether it can reasonably estimate any loss or range of loss that may arise from that proceeding.

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

/s/ Liggett & Webb, P.A.

We have served as the Company’s auditor since 2012

Boynton Beach, Florida

March 31, 2022

Index

Innovative Food Holdings, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020

ASSETS
Current assets
Cash and cash equivalents	$6,122,671	$5,060,015
Accounts receivable, net	3,256,764	2,380,305
Inventory	3,109,984	3,719,786
Other current assets	314,107	286,815
Total current assets	12,803,526	11,446,921

Property and equipment, net	8,186,227	8,550,401
Investments	286,725	496,575
Right to use assets, operating leases, net	232,381	246,737
Right to use assets, finance leases, net	669,039	776,439
Other amortizable intangible assets, net	72,218	100,380
Other unamortizable intangible assets	1,532,822	1,532,822
Total assets	$23,782,938	$23,150,275

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$5,702,905	$5,098,523
Accrued interest, current portion	29,349	28,873
Deferred revenue	1,631,406	2,917,676
Line of Credit	2,000,000	2,000,000
Notes payable - current portion, net of discount	412,961	1,741,571
Lease liability - operating leases, current	74,088	87,375
Lease liability - finance leases, current	159,823	146,004
Contingent liability - current portion	187,000	187,000
Total current liabilities	10,197,532	12,207,022

Lease liability - operating leases, non-current	158,293	159,362
Lease liability - finance leases, non-current	499,240	638,137
Contingent liability - long-term	108,600	116,600
Note payable - long term portion, net	5,409,172	6,151,345
Total liabilities	16,372,837	19,272,466

Commitments & Contingencies (see note 17)	-	-

Stockholders' equity
Common stock: $0.0001 par value; 500,000,000 shares authorized; 48,879,331 and 38,209,060 shares issued, and 46,041,751 and 35,371,480 shares outstanding at December 31, 2021 and 2020, respectively	4,885	3,817
Additional paid-in capital	41,662,710	37,415,155
Treasury stock: 2,623,171 shares outstanding at December 31, 2021 and 2020	(1,141,370)	(1,141,370)
Accumulated deficit	(33,116,124)	(32,399,793)
Total stockholders' equity	7,410,101	3,877,809

Total liabilities and stockholders' equity	$23,782,938	$23,150,275

See notes to consolidated financial statements.

Index

Innovative Food Holdings, Inc.

Consolidated Statements of Operations

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020

Revenue	$62,212,148	$51,676,028
Cost of goods sold	45,261,401	37,859,500
Gross margin	16,950,747	13,816,528

Selling, general and administrative expenses	20,540,229	19,531,818
Impairment of intangible assets	-	1,698,952
Total operating expenses	20,540,229	21,230,770

Operating loss	(3,589,482)	(7,414,242)

Other income (expense):
Gain on forgiveness of debt	3,425,015	-
Impairment of investment	(209,850)	-
Gain on sale of fixed assets	-	7,984
Other leasing income	10,840	43,810
Interest expense, net	(352,854)	(302,576)
Total other income (expense)	2,873,151	(250,782)

Net loss before taxes	(716,331)	(7,665,024)

Provision for income tax expense	-	-

Net loss	$(716,331)	$(7,665,024)

Net loss per share - basic	$(0.02)	$(0.22)

Net loss per share - diluted	$(0.02)	$(0.22)

Weighted average shares outstanding - basic	39,448,041	34,871,785

Weighted average shares outstanding - diluted	39,448,041	34,871,785

See notes to consolidated financial statements.

Index

Innovative Food Holdings, Inc.

Consolidated Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(716,331)	$(7,665,024)
Adjustments to reconcile net income to net cash used in operating activities:
Gain on forgiveness of debt	(3,425,015)	-
Impairment of intangible assets	-	1,698,952
Impairment of investment	209,850	-
Depreciation and amortization	526,854	703,941
Amortization of right-of-use asset	102,715	161,926
Amortization of prepaid loan fees	12,525	12,560
Stock based compensation	668,251	525,436
Gain on sale of fixed assets	-	(7,984)
Provision for doubtful accounts	31,756	254,899

Changes in assets and liabilities:
Accounts receivable, net	(930,595)	674,626
Inventory and other current assets, net	604,890	(1,443,640)
Accounts payable and accrued liabilities	650,516	1,108,451
Deferred revenue	(1,286,270)	2,417,900
Contingent liabilities	(8,000)	(40,000)
Operating lease liability	(102,715)	(161,926)
Net cash used in operating activities	(3,661,569)	(1,759,883)

Cash flows from investing activities:
Cash paid for website development	-	(19,250)
Acquisition of property and equipment	(24,511)	(431,137)
Net cash used in investing activities	(24,511)	(450,387)

Cash flows from financing activities:
Proceeds from line of credit	-	2,000,000
Proceeds from Payroll Protection Plan Loan	1,748,414	1,650,221
Proceeds from sale of common stock, net of costs	3,580,372	-
Principal payments on debt	(433,087)	(278,668)
Principal payments financing leases	(146,963)	(67,318)
Net cash provided by financing activities	4,748,736	3,304,235

Increase in cash and cash equivalents	1,062,656	1,093,965

Cash and cash equivalents at beginning of year	5,060,015	3,966,050

Cash and cash equivalents at end of year	$6,122,671	$5,060,015

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$298,481	$201,679

Taxes	$-	$-

Non-cash investing and financing activities:
Building improvements financed under note payable	$-	$1,900,000
Increase in right to use assets & liabilities	$88,359	$214,930
Reclassification of accounts receivable to other current assets and investment	$22,380	$61,350
Capital lease for purchase of fixed assets	$21,885	$677,021

See notes to consolidated financial statements.

Index

Innovative Food Holdings, Inc.

Consolidated Stockholders' Equity

For the Years Ended December 31, 2021 and 2020

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Amount	Value	Capital	Amount	Value	Deficit	Total

Balance - December 31, 2019	37,210,859	$3,718	$36,889,818	2,623,171	$(1,141,370)	$(24,734,769)	$11,017,397
Fair value of vested stock and stock options issued to management and directors	954,496	95	505,920	-	-	-	506,015
Fair value of shares issued to employees and service providers	43,705	4	19,417	-	-	-	19,421
Net loss for the year ended December 31, 2020	-	-	-	-	-	(7,665,024)	(7,665,024)
Balance - December 31, 2020	38,209,060	$3,817	$37,415,155	2,623,171	$(1,141,370)	$(32,399,793)	$3,877,809

Fair value of vested stock and stock options issued to management and directors	1,295,271	130	668,121	-	-	-	668,251
Common stock sold for cash, net of costs	9,375,000	938	3,579,434	-	-	-	3,580,372
Net loss for the year ended December 31, 2021	-	-	-	-	-	(716,331)	(716,331)
Balance - December 31, 2021	48,879,331	$4,885	$41,662,710	2,623,171	$(1,141,370)	$(33,116,124)	$7,410,101

See notes to consolidated financial statements.

Index

INNOVATIVE FOOD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Our business is currently conducted by our wholly owned subsidiaries, some of which are non-operating, Artisan Specialty Foods, Inc. (“Artisan”), Food Innovations, Inc. (“FII”), Food New Media Group, Inc. (“FNM”), Organic Food Brokers, LLC (“OFB”), Gourmet Foodservice Group, Inc. (“GFG”), Gourmet Foodservice Group Warehouse, Inc. (“GFW”), Gourmeting, Inc. (“Gourmeting”), Haley Food Group, Inc. (“Haley”), Oasis Sales Corp. (“Oasis”), 4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.), (“Gourmet”), Innovative Food Properties, LLC (“IFP”), Plant Innovations, Inc. (“Plant Innovations”), Innovative Gourmet, LLC (“Innovative Gourmet” or “igourmet”), Food Funding, LLC (“Food Funding”), Logistics Innovations, LLC (L Innovations”), M Innovations, LLC (“M Innovations”), MI Foods, LLC (“MIF”), M Foods Innovations, LLC (“M Foods”), P Innovations, LLC (“P Innovations”), PlantBelly, LLC (“PlantBelly”), Innovative Foods, Inc. (“IFI”) and Innovative Gourmet Partnerships, LLC (“IGP”), and collectively with IVFH and its other subsidiaries, the “Company” or “IVFH”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All material intercompany transactions have been eliminated upon consolidation of these entities.

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

Plant Innovations is focused on plant-based D2C brands and online retail within the e-commerce space.

L Innovations provides 3rd party warehouse and fulfillment services out of its location at the Company’s PA facility.

Use of Estimates

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounts subject to estimate and judgements are accounts receivable reserves, income taxes, intangible assets, contingent liabilities, operating and finance right to use assets and liabilities, and equity-based instruments. Actual results may differ from these estimates under different assumptions or conditions. We believe our estimates have not been materially inaccurate in past years, and our assumptions are not likely to change in the foreseeable future.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Innovative Food Holdings, Inc., and its wholly owned operating subsidiaries, Artisan, FII, FNM, OFB, GFG, GFW, Gourmeting, Haley, Oasis, Innovative Gourmet, Food Funding, IFP, L Innovations, M Innovations, P Innovations, MIF, M Foods, PlantBelly, Plant Innovations, IFI, IGP, and Gourmet. All material intercompany transactions have been eliminated upon consolidation of these entities.

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

Index

Disaggregation of Revenue

The following table represents a disaggregation of revenue by from sales for the years ended December 31, 2021 and 2020:

	Year Ended
	December 31,
	2021	2020
Specialty foodservice	$40,757,952	$27,544,188
E-Commerce	19,518,169	22,371,386
National Brand Management	1,036,564	1,099,735
Warehouse and Logistic Services	899,463	660,719
Total	$62,212,148	$51,676,028

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

Selling, general, and administrative expenses

We have included in selling, general, and administrative expenses all other costs which support the Company’s operations, but which are not includable as a cost of sales. These include primarily payroll, facility costs such as rent and utilities, selling expenses such as commissions and advertising, amortization of intangible assets, depreciation, and other administrative costs including professional fees and costs associated with non-cash stock compensation. Advertising costs are expensed as incurred.

Cash and Cash Equivalents

Cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At December 31, 2021 and 2020, trade receivables from the Company’s largest customer amounted to 28% and 22%, respectively, of total trade receivables. During the year ended December 31, 2021 and 2020, sales from the Company’s largest customer amounted to 46% and 40% of total sales, respectively.

The Company maintains cash balances in excess of Federal Deposit Insurance Corporation limits. At December 31, 2021 and 2020, the total cash in excess of these limits was $4,555,032 and $3,385,113, respectively.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $375,931 and $343,832 at December 31, 2021, and 2020, respectively.

Property and Equipment

Property and equipment are valued at cost. Depreciation is provided over the estimated useful lives up to five years using the straight-line method. Leasehold improvements are depreciated on a straight-line basis over the term of the lease.

Index

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

The following table represents the changes in deferred revenue as reported on the Company’s consolidated balance sheets:

Balance acquired as of December 31, 2019	$499,776
Cash payments received	3,060,226
Net sales recognized	(642,326)
Balance as of December 31, 2020	$2,917,676

Cash payments received	2,392,745
Net sales recognized	(3,679,015)
Balance as of December 31, 2021	$1,631,406

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

Index

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

Dilutive shares at December 31, 2021:

Convertible notes and interest

At December 31, 2021 there were no convertible notes outstanding.

Warrants

At December 31, 2021 there were no warrants outstanding.

Stock Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company at December 31, 2021:

		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Price	of Options	Life (years)
$0.60	50,000	3.99
$0.62	360,000	2.00
$0.85	540,000	2.00
$1.00	50,000	3.99
$1.20	1,100,000	1.84
$0.99	2,100,000	2.01

Index

Restricted Stock Awards

At December 31, 2021, there are 300,000 unvested restricted stock awards remaining from grants in a prior year. Those 300,000 restricted stock awards will vest as follows: 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days.

Stock-based compensation

During the year ended December 31, 2021, the Company incurred obligations to issue the following shares of common stock pursuant to employment agreements: an aggregate total of 961,897 shares of common stock to its Chief Executive Officer; 59,016 to its Director of Strategic Acquisitions, an aggregate total of 200,282 shares to board members; and 74,076 shares to an employee. These restricted stock grants are being amortized over their vesting periods of one to three years. During the year ended December 31, 2021, the amount of $523,977 was charged to operations in connection with these grants.

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

Index

Stock-based compensation

During the year ended December 31, 2020, the Company incurred obligations to issue the following shares of common stock pursuant to employment agreements: an aggregate total of 775,748 shares of common stock to its Chief Executive Officer; 38,892 to its Director of Strategic Acquisitions, an aggregate total of 139,854 shares to board members; 38,943 shares to an employee.  These restricted stock grants are being amortized over their vesting periods of one to three years. During the year ended December 31, 2020, the amount of $380,638 was charged to operations in connection with these grants.  Also, during the year ended December 31, 2020, the Company issued 4,762 shares of restricted common stock with a fair value of $2,286 to a service provider and charged this amount to operations.

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

2. ACCOUNTS RECEIVABLE

At December 31, 2021 and 2020, accounts receivable consists of:

	2021	2020
Accounts receivable from customers	$3,632,695	$2,724,137
Allowance for doubtful accounts	(375,931)	(343,832)
Accounts receivable, net	$3,256,764	$2,380,305

Index

During the years ended December 31, 2021 and 2020, the Company charged the amount of $31,756 and $254,899, respectively, to bad debt expense.

During the year ended December 31, 2021, the Company entered into a note receivable agreement with a customer in exchange for accounts receivable in the amount of $22,380. This note bears an interest rate of 5% per annum and is due in full on July 31, 2023. During the year ended December 31, 2020, the Company converted accounts receivable in the amount of $61,350 into an equity investment in a food related company (see note 7).

3. INVENTORY

Inventory consists of specialty food products. At December 31, 2021 and 2020, inventory consisted of the following:

	2021	2020
Finished Goods Inventory	$3,109,984	$3,719,786

4. PROPERTY AND EQUIPMENT

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

On November 8, 2019 the Company, through a newly formed wholly-owned subsidiary, purchased a logistics and warehouse facility (the “Facility”) for $4.5 million. The Facility is approximately 200,000 square feet and is situated on approximately 15 acres in Mountain Top, Pennsylvania. The Facility’s appraised value by a third party appraisal firm in 2022 was $16,400,000. Related to the Facility purchase, the Company entered into a commercial loan agreement for both the purchase price and planned improvements to the Facility. The amount of the loan was $5,500,000, of which $3,600,000 had been utilized at December 31, 2021 in connection with the purchase of the Facility; the lender is Fifth Third Bank and the loan is secured by a mortgage on the property and other Company assets. The interest on the loan is LIBOR plus 2.75%, with interest only payments due through September 30, 2020, thereafter with principal amortized over 20 years with the balance due at maturity on September 2, 2025. Related to Facility purchase, the Company also acquired certain leases from certain tenants of the Facility, all of which were in good standing at the time of purchase. Depreciation on the building began when the Company commenced recognizing revenue from leasing and logistics services associated with the Facility. On October 5, 2020, the Company completed work to upgrade the Facility at a cost of $2,231,458 in order to better support the Company’s focus on e-commerce and logistics. Of the build out costs, $1,900,000 was funded by the loan described below (See Note 12).

Index

A summary of property and equipment at December 31, 2021 and 2020 is as follows:

	December 31, 2021	December 31, 2020
Land	$1,256,895	$1,256,895
Building	7,191,451	7,191,451
Computer and Office Equipment	593,566	578,362
Warehouse Equipment	376,667	373,150
Furniture and Fixtures	944,233	938,471
Vehicles	109,441	109,441
Total before accumulated depreciation	10,472,253	10,447,770
Less: accumulated depreciation	(2,286,026)	(1,897,369)
Total	$8,186,227	$8,550,401

Depreciation and amortization expense for property and equipment amounted to $388,657 and $417,781 for the years ended December 31, 2021 and 2020, respectively.

5. RIGHT TO USE ASSETS AND LEASE LIABILITIES – OPERATING LEASES

The Company has operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 4 years, some of which include options to extend.

The Company’s lease expense for the years ended December 31, 2021 and December 31, 2020 was entirely comprised of operating leases and amounted to $120,304 and $171,624, respectively. The Company’s ROU asset amortization for the years ended December 31, 2021 and December 31, 2020 was $102,715 and $161,926, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

Right to use assets – operating leases are summarized below:

	December 31, 2021	December 31, 2020
Warehouse equipment	$55,047	$12,695
Office	148,529	186,302
Office equipment	12,677	1,812
Vehicles	16,128	45,928
Right to use assets, net	$232,381	$246,737

Operating lease liabilities are summarized below:

	December 31, 2021	December 31, 2020
Warehouse equipment	$55,047	$12,695
Office	148,529	186,302
Office equipment	12,677	1,812
Vehicles	16,128	45,928
Lease liability	$232,381	$246,737
Less: current portion	(74,088)	(87,375)
Lease liability, non-current	$158,293	$159,362

Index

Maturity analysis under these lease agreements are as follows:

Year ended December 31, 2022	$85,875
Year ended December 31, 2023	78,605
Year ended December 31, 2024	73,391
Year ended December 31, 2025	20,691
Total	$258,562
Less: Present value discount	(26,181)
Lease liability	$232,381

During the years ended December 31, 2021 and 2020, the Company recorded right to use assets and lease liabilities in the amount of $88,359 and $214,930, respectively, due to the execution of new operating lease agreements.

6. RIGHT TO USE ASSETS – FINANCING LEASES

The Company has financing leases for vehicles and warehouse equipment. See note 13. Right to use asset – financing leases are summarized below:

	December 31, 2021	December 31, 2020
Vehicles	362,358	362,358
Warehouse Equipment	555,416	533,531
Total before accumulated depreciation	917,774	895,889
Less: accumulated depreciation	(248,735)	(119,450)
Total	$669,039	$776,439

Depreciation expense for the year ended December 31, 2021 and 2020 was $129,285 and $73,258, respectively.

During the years ended December 31, 2021 and 2020, the Company recorded right to use assets and lease liabilities in the amount of $21,885 and $677,021, respectively, due to the execution of new financing lease agreements.

7. INVESTMENTS

The Company has made investments in certain early stage food related companies which it expects can benefit from synergies with the Company’s various operating businesses. At December 31, 2021 and 2020 the Company has investments in seven food related companies in the aggregate amount of $286,725 and $496,575, respectively. The Company does not have significant influence over the operations of these companies.

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

During the years ended December 31, 2021 and 2020, the Company converted accounts receivable in the amount of $0 and $61,350, respectively, into an equity investment in a food related company. During the year ended December 31, 2021, the founder of one of the food related companies passed away in an untimely tragic accident, and as a result the food related company ceased operations and the Company recognized an impairment in the amount of $209,850 in connection with that investment.

8. INTANGIBLE ASSETS

The Company acquired certain intangible assets pursuant to the acquisitions through Artisan, Oasis, Innovative Gourmet, OFB, Haley, and M Innovations. These assets include non-compete agreements, customer relationships, trade names, internally developed technology, and goodwill. The Company has also capitalized the development of its website.

Index

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

Goodwill Impairment Test

The Company estimated the fair value of the Company’s reporting unit using an income approach that incorporates the use of a discounted cash flow model that involves many management assumptions that are based upon future growth projections which include estimates of COVID-19’s impact on our business. Assumptions include estimates of future revenues, growth rates which take into account estimated inflation rates, estimates of future levels of gross profit and operating profit, projected capital expenditures and discount rates based upon industry and competitor analyses. As a result of impairment test, it was calculated that the net carrying value of goodwill exceeded the fair value by $650,243, and the Company was required by ASC 350 to record an impairment charge to operations during the year ended December 31, 2020. At December 31, 2021 and 2020, the net carrying value of goodwill on the Company’s balance sheet was $0.

Long-lived Impairment Test

Long-lived assets, including other intangible assets, were tested for recoverability at the asset group level. The Company estimated the net undiscounted cash flows expected to be generated from the asset group over the expected useful life of the asset group’s primary asset. Key assumptions include future revenues, growth rates, estimates of future levels of gross profit and operating profit and projected capital expenditures necessary to maintain the operating capacity of each asset group. As a result of the impairment test, it was calculated that the net carrying values of other intangible assets exceeded the undiscounted cash flows for each of the Company’s asset groups by a total of $1,048,692, and the Company was required by the applicable accounting rules to record an impairment charge to operations during the year ended December 31, 2020. At December 31, 2021 and 2020, the net carrying value of other intangible assets on the Company’s balance sheet was $1,605,040 and $1,633,202, respectively.

The Company acquired certain intangible assets pursuant to the acquisitions through Artisan, Oasis, Innovative Gourmet, OFB, Haley, and M Innovations. The following is the net book value of these assets:

	December 31, 2021
		Accumulated
	Cost	Amortization	Net
Non-Compete Agreement - amortizable	$505,900	$(505,900)	$-
Customer Relationships - amortizable	3,068,034	(3,068,034)	-
Trade Name	1,532,822	-	1,532,822
Internally Developed Technology	875,643	(875,643)	-
Goodwill	650,243	(650,243)	-
Website	84,000	(11,782)	72,218
Total	$6,716,642	$(5,111,602)	$1,605,040

Index

	December 31, 2020
		Accumulated
	Cost	Amortization	Net
Non-Compete Agreement - amortizable	$505,900	$(505,900)	$-
Customer Relationships - amortizable	3,068,034	(3,068,034)	-
Trade Name	1,532,822	-	1,532,822
Internally Developed Technology	875,643	(875,643)	-
Goodwill	650,243	(650,243)	-
Website	103,250	(2,870)	100,380
Total	$6,735,892	$(5,102,690)	$1,633,202

During the year ended December 31, 2021, the Company charged to operations amortization expense in the amount of $8,912. During the year ended December 31, 2020, the Company charged to operations amortization expense in the amount of $212,902 in addition to the impairment charge of $1,698,952.

Amortization of finite life intangible assets as of December 31, 2021 is as follows:

2022	$41,325
2023	30,893
Total	$72,218

The trade names are not considered finite-lived assets, and are not being amortized. The non-compete agreement is being amortized over a period of 48 months. The customer relationships acquired in these transactions are being amortized over periods of 24 to 36 months. The internally developed technology is being amortized over 60 months. The website is being amortized over a period of 36 months.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2021 and December 31, 2020 are as follows:

	December 31, 2021	December 31, 2020
Trade payables and accrued liabilities	$5,414,731	$4,914,050
Accrued payroll and commissions	288,174	184,473
Total	$5,702,905	$5,098,523

10. ACCRUED INTEREST

At December 31, 2021, accrued interest - on notes outstanding was $29,349 During the year ended December 31, 2021, the Company paid cash for interest in the aggregate amount of $298,481.

At December 31, 2020, accrued interest on a note outstanding was $28,873. During the year ended December 31, 2020, the Company paid cash for interest in the aggregate amount of $201,679.

Index

11. REVOLVING CREDIT FACILITIES

	December 31, 2021	December 31, 2020

Line of credit facility with Fifth Third Bank in the original amount of $2,000,000 with an interest rate of LIBOR plus 3.00% (the “Fifth Third Bank Line of Credit”). Effective August 1, 2019, this credit facility was extended to August 1, 2021. Effective as of July 31, 2021 this credit facility was extended to November 1, 2021, effective as of October 29, 2021, this credit facility was extended to March 1, 2022; and effective March 1, 2022, this credit facility was extended to June 30, 2022. The debt covenants of this credit facility were waived until December 31, 2022. On March 20, 2020, the Company drew down the amount of $2,000,000. During the year ended December 31, 2021 and 2020, the Company paid interest in the amount of $57,396 and $58,382, respectively, on the Fifth Third Bank Line of Credit.

	$2,000,000	$2,000,000

Total	$2,000,000	$2,000,000

12. NOTES PAYABLE

	December 31, 2021	December 31, 2020
	(unaudited)

Secured mortgage note payable for the acquisition of land and building in Bonita Springs, Florida in the amount of $546,000. Principal payments of $4,550 plus interest at the rate of Libor plus 3% are due monthly. The balance of the principal amount was originally due February 28, 2018. On March 23, 2018 and effective February 26, 2018, this note was amended and renewed in the amount of $273,000, with monthly payments of principal and interest of $4,550 payable through the maturity date of February 28, 2023. During the year ended December 31, 2021, the Company made payments of principal and interest on this note in the amounts of $54,600 and $3,079, respectively; during the year ended December 31, 2020, the Company made payments of principal and interest on this note in the amounts of $54,600 and $5,743, respectively.

	$68,250	$122,850

Secured mortgage note payable for the acquisition of land and building in Broadview, Illinois in the amount of $980,000. Principal payments of $8,167 plus interest at the rate of LIBOR plus 2.75% are due monthly through April 2020, the remaining principal balance in the amount of $490,000 was originally due May 29, 2020. Effective May 29, 2020, the note was amended and renewed such that principal payments of $8,303 plus accrued interest were due beginning June 29, 2020 and continuing for sixty months; the entire principal balance and all accrued interest will be due on May 29, 2025. During the year ended December 31, 2021, the Company made payments of principal and interest on this note in the amounts of $98,000 and $11,826, respectively; during the year ended December 31, 2020, the Company made payments of principal and interest on this note in the amounts of $81,667 and $17,532, respectively.

	351,165	449,166

Promissory note dated March 22, 2019 in the original amount of $391,558 (the “Artisan Equipment Loan”) payable to Fifth Third Bank. This loan is secured by the Company’s tangible and intangible personal property and bears interest at the rate of 5.20%. The entire principal balance and all accrued interest is due on the maturity date of March 21, 2024. Monthly payments in the amount of $7,425 including principal and interest commenced in April, 2019. During the year ended December 31, 2019, equipment financed under the Artisan Equipment Loan in the amount of $33,075 was returned for credit. During the year ended December 31, 2021, the Company made payments of principal and interest on this loan in the amounts of $70,618 and $10,957, respectively; year ended December 31, 2020, the Company made payments of principal and interest on this loan in the amounts of $67,064 and $14,755, respectively.

	172,146	242,765

A note payable in the amount of $20,000. The Note was due in January 2006 and the Company is currently accruing interest on this note at 1.9%. During the years ended December 31, 2021 and 2020, the Company accrued interest in the amount of $378 and $372, respectively, on this note; at December 31, 2021 and 2020, accrued interest on this note was $17,723 and $17,345, respectively.	20,000	20,000

Vehicle acquisition loan dated December 6, 2018 in the original amount of $51,088, payable in sixty monthly installments of $955 including interest at the rate of 4.61% maturing November 5, 2023. During the year ended December 31, 2021, the Company made principal and interest payments in the amount of $11,067 and $1,349, respectively, on this loan; during the year ended December 31, 2020, the Company made principal and interest payments in the amount of $9,737 and $1,723, respectively.	20,984	32,051

Index

	December 31, 2021	December 31, 2020
	(unaudited)

Secured mortgage facility in the amount of $5,500,000 with Fifth Third Bank for the acquisition of land and building in Mountaintop, Pennsylvania dated November 8, 2019 (the “Fifth Third Mortgage Facility”). The Fifth Third Mortgage Facility is secured by the assets acquired. During the year ended December 31, 2019, the Company drew down $3,600,000 of this facility. During the year ended December 31, 2020, the Company drew down an additional $1,900,000 of this facility. The interest rate is LIBOR plus 2.75% with interest only due through September 30, 2020, thereafter with principal amortized at a 20 years amortization rate and the balance due on the maturity date of September 2, 2025. The Company prepaid loan fees in connection with this loan in the amount of $72,916 which are considered a discount to the loan and are being amortized over the term of the note; $12,525 and $12,560 of this discount was amortized to interest expense during the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021 the Company made principal and interest payments in the amount of $198,800 and $142,073, respectively, on this loan. During the year ended December 31, 2020, the Company paid principal and interest in the amount of $65,600 and $154,955, respectively, on this loan. The Company also has in place an interest rate swap agreement (the “Fifth Third Interest Rate Swap”) with Fifth Third bank in connection with the Fifth Third Mortgage Facility. Pursuant to the Fifth Third Interest Rate Swap, the Company pays an additional base rate of 0.59% reduced by the difference between an initial LIBOR rate of 0.1513% and the month-end LIBOR rate. During the years ended December 31, 2021 and 2020, the Company paid additional interest in the amount of $26,258 and $6,084, respectively, pursuant to the Fifth Third Interest Rate Swap.

	5,235,600	5,434,400

Loan payable to Fifth Third Bank dated April 21, 2020 pursuant to the Paycheck Protection Program (the “IVFH PPP Loan”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the principal amount of $1,650,221. The term of the IVFH PPP Loan is two years, and the annual interest rate is 1%. Under the terms of the CARES Act, PPP Loan recipients can apply for, and be granted forgiveness for, all or a portion of loans granted under the Paycheck Protection Program. No assurance is provided that the Company will obtain forgiveness of the IVFH PPP Loan in whole or in part. During the year ended December 31, 2021 and 2020, the Company accrued interest in the amount of $4,069 and $11,528, respectively, on the IVFH PPP Loan. Effective July 8, 2021, the entire principal amount due under this loan of $1,650,221 and accrued interest of $15,597 was forgiven and the Company recorded a gain on forgiveness of debt during the year ended December 31, 2021.

	-	1,650,221

Five loans payable to Fifth Third Bank dated from February 12, 2021 to April 11, 2021 were received by subsidiaries of the Company pursuant to the Paycheck Protection Program (the “Additional PPP Loans”) established under the CARES Act in the aggregate principal amount of $1,748,414. Each of the Additional PPP Loans are due five years from inception and the annual interest rate is 1%. Under the terms of the CARES Act, PPP Loan recipients can apply for, and be granted forgiveness for, all or a portion of loans granted under the Paycheck Protection Program. No assurance is provided that the Company will obtain forgiveness of the Additional PPP Loans in whole or in part. During the year ended December 31, 2021 , the Company received cash in the aggregate amount of $1,748,414 under these loans. During the year ended December 31, 2021, the Company accrued interest in the amount of $10,783, on the Additional PPP Loans. Effective between the dates October 5, 2021 through December 13, 2021, all of these loans in the aggregate principal amount of $1,748,414 and accrued interest of $10,783 were forgiven.

	-	-

Total	5,868,145	7,951,453
Discount	(46,012)	(58,537)
Net of discount	$5,822,133	$7,892,916

Current portion	$458,973	$1,800,108
Long-term maturities	5,409,172	6,151,345
Total	$5,868,145	$7,951,453

Aggregate maturities of long-term notes payable as of December 31, 2021 are as follows:

For the year ended December 31,

2022	$458,973
2023	399,680
2024	330,026
2025	4,679,466
Total	$5,868,145

Index

13. LEASE LIABILITIES - FINANCING LEASES

	December 31, 2021	December 31, 2020

Financing lease obligation under a lease agreement for a forklift dated July 12, 2021 in the original amount of $16,070 payable in thirty-six monthly installments of $489 including interest at the rate of 6.01%. During the year ended December 31, 2021, the Company made principal and interest payments on this lease obligation in the amounts of $2,482 and $452, respectively.	$13,588	$-

Financing lease obligation under a lease agreement for a pallet truck dated July 15, 2021 in the original amount of $5,816 payable in thirty-six monthly installments of $177 including interest at the rate of 6.01%. During the year ended December 31, 2021, the Company made principal and interest payments on this lease obligation in the amounts of $898 and $163, respectively.	4,918	-

Financing lease obligation under a lease agreement for warehouse furniture and equipment truck dated October 14, 2020 in the original amount of $514,173 payable in sixty monthly installments of $9,942 including interest at the rate of 6.01%. During the year ended December 31, 2021, the Company made principal and interest payments on this lease obligation in the amount of $92,269 and $27,034, respectively. During the year ended December 31, 2020, the Company made principal and interest payments on this lease obligation in the amount of $22,216 and $7,609, respectively.	399,688	491,957

Financing lease obligation under a lease agreement for a truck dated March 31, 2020 in the original amount of $152,548 payable in eighty-four monthly installments of $2,188 including interest at the rate of 5.44%. During the year ended December 31, 2021, the Company made principal and interest payments on this lease obligation in the amounts of $19,259 and $6,998, respectively. During the year ended December 31, 2020, the Company made principal and interest payments on this lease obligation in the amounts of $15,270 and $6,612, respectively.	118,020	137,278

Financing lease obligation under a lease agreement for a truck dated November 5, 2018 in the original amount of $128,587 payable in seventy monthly installments of $2,326 including interest at the rate of 8.33%. During the year ended December 31, 2021, the Company made principal and interest payments on this lease obligation in the amounts of $21,388 and $6,521, respectively. During the year ended December 31, 2020, the Company made principal and interest payments on this lease obligation in the amounts of $19,683 and $8,225, respectively.	66,526	87,914

Financing lease obligation under a lease agreement for a truck dated August 23, 2019 in the original amount of $80,413 payable in eighty-four monthly installments of $1,148 including interest at the rate of 5.0%. During the year ended December 31, 2021, the Company made principal and interest payments on this lease obligation in the amounts of $10,669 and $4,903, respectively. During the year ended December 31, 2020, the Company made principal and interest payments on this lease obligation in the amounts of $10,148 and $3,626, respectively.	56,323	66,992

Total	$659,063	$784,141

Current portion	$159,823	$146,004
Long-term maturities	499,240	638,137
Total	$659,063	$784,141

Aggregate maturities of lease liabilities – financing leases as of December 31, 2021 are as follows:

For the year ended December 31,

2022	$159,823
2023	170,001
2024	167,456
2025	124,235
2026	33,173
Thereafter	4,375
Total	$659,063

Index

14. RELATED PARTY TRANSACTIONS

For the year ended December 31, 2021:

Vesting of shares to officers

During the year ended December 31, 2021 in connection with stock based compensation based upon the terms of employment agreements with its employees and compensation agreements with the Company’s independent board members, the Company charged to operations the amount of $90,000 for the vesting of a total of 200,278 shares of common stock issuable to two of its independent board members, and $402,116 for the vesting of a total of 1,020,913 shares of common stock issuable to its Chief Executive Officer and its Director of Strategic Acquisitions pursuant to their employment agreements. The Company also recognized non-cash compensation in the amount of $144,274 during the year ended December 31, 2021 in connection with stock options issuable to management and board members.

During the year ended December 31, 2021, the Company issued 50,000 two-year stock options with a fair value of $8,616 and an exercise price of $1.20 to a director.

On August 26, 2021, the Company sold a total of 3,125,000 shares of common stock at a price of $0.40 per share to an entity controlled by Hank Cohn, a director of the Company; the Company sold 3,125,000 shares of common stock at a price of $0.40 per share to an entity controlled by Jefferson Gramm, a director of the Company; and the Company sold 3,125,000 shares of common stock at a price of $0.40 per share to an entity controlled by James C. Pappas, a director of the Company, for total proceeds, net of costs, of $3,580,372.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $15,800,000, which can be carried forward indefinitely subject to limitation, except $4,900,000 which can be carried forward through 2037. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

Index

The provision (benefit) for income taxes for the years ended December 31, 2021 and 2020 consist of the following:

	2021	2020

Current	$-	$-
Deferred	-	-
Total	$-	$-

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable statutory income tax rate of 27.6% for the years ended December 31, 2021 and 2020 to the loss before taxes as a result of the following differences:

	2021	2020
Income (loss) before income taxes	$(716,331)	$(7,665,024)
Statutory tax rate	27.6%	27.6%
Total tax (benefit) at statutory rate	(198,000)	(2,115,000)

Permanent difference	(669,565)	152,000
Other adjustments	8,765	1,100
Changes in valuation allowance	858,800	1,961,900
Income tax expense	$-	$-

Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  As of December 31, 2021, and 2020 significant components of the Company’s deferred tax assets are as follows:

	2021	2020
Deferred Tax Assets:
Net operating loss carryforwards	$4,016,400	$3,166,700
Allowance for doubtful accounts	104,000	94,900
Property and equipment	158,200	158,200
Intangible assets	607,500	607,500
Net deferred tax assets	4,886,100	4,027,300
Valuation allowance	(4,886,100)	(4,027,300)
Net deferred tax assets	$-	$-

The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions.

16. EQUITY

Common Stock

At December 31, 2021 and 2020 a total of 2,837,580 shares are deemed issued but not outstanding by the Company.

For the year ended December 31, 2021:

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

Index

During the year ended December 31, 2021 in connection with stock based compensation based upon the terms of employment agreements with its employees and compensation agreements with the Company’s independent board members, the Company charged to operations the amount of $90,000 for the vesting of a total of 200,282 shares of common stock issuable to two of its independent board members, and $402,116 for the vesting of a total of 1,020,913 shares of common stock issuable to its Chief Executive Officer and its Director of Strategic Acquisitions pursuant to their employment agreements. The Company also recognized non-cash compensation in the amount of $144,274 during the year ended December 31, 2021 in connection with stock options issuable to management and board members, and $31,861 in connection with 74,076 shares of common stock issued to an employee as a bonus.

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

Treasury Stock

At December 31, 2021 and 2020, the Company had 2,623,171 shares of treasury stock.

Warrants

The Company had no warrants outstanding at December 31, 2021 or 2020.

Options

For the year ended December 31, 2021:

During the year ended December 31 2021, the Company issued 50,000 two-year options with a fair value on the date of grant of $8,616 to a director at a price of $1.20 per share, vesting September 10, 2022, and expiring September 10, 2023.

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

Index

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company as of December 31, 2021:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.60	50,000	3.99	$0.60	25,000	$0.60
$0.62	360,000	2.00	$0.62	360,000	$0.62
$0.85	540,000	2.00	$0.85	540,000	$0.85
$1.00	50,000	3.99	$1.00	25,000	$1.00
$1.20	1,100,000	1.84	$1.20	1,062,500	$1.20
	2,100,000	2.01	$0.99	2,012,500	$0.99

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company as of December 31, 2020:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.60	50,000	4.99	$0.60	-	$-
$0.62	360,000	3.00	$0.62	240,000	$0.62
$0.85	540,000	3.00	$0.85	360,000	$0.85
$1.00	50,000	4.99	$1.00	-	-
$1.10	75,000	0.37	$1.10	75,000	$1.10
$1.20	1,050,000	2.84	$1.20	650,000	$1.20
$1.50	125,000	1.00	$1.50	125,000	$1.50
	2,250,000	2.82	$1.02	1,450,000	$1.04

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2019	2,525,000	$1.23
Granted	200,000	1.00
Exercised	-	-
Cancelled / Expired	(475,000)	1.76

Options outstanding at December 31, 2020	2,250,000	$1.02
Granted	50,000	1.20
Exercised	-	-
Cancelled / Expired	(200,000)	1.35

Options outstanding at December 31, 2021	2,100,000	$0.99

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2021 and 2020 was $0. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.33 and $0.29 as of December 31, 2021 and 2020, respectively, and the exercise price multiplied by the number of options outstanding.

Index

During the year ended December 31, 2021 and 2020, the Company charged $144,274 and $142,512, respectively, to operations related to recognized stock-based compensation expense for stock options.

The exercise price grant dates in relation to the market price during 2021 and 2020 are as follows:

	2021	2020
Exercise price lower than market price	-	-

Exercise price equal to market price	-	-

Exercise price exceeded market price	$0.62 to 1.20	$0.62 to 1.50

As of December 31, 2021, and 2020, there were 87,500 and 800,000, respectively, non-vested options outstanding.

Accounting for warrants and stock options

The Company valued warrants and options using the Black-Scholes valuation model utilizing the following variables:

	December 31,	December 31,
	2021	2020
Volatility	71.26%	41.7-82.7%
Dividends	$-	$-
Risk-free interest rates	0.23%	0.37-1.37%
Term (years)	2.00	3.00-5.00

17. COMMITMENTS AND CONTINGENT LIABILITIES

Contingent Liability

Pursuant to the igourmet Asset Purchase Agreement, the Company recorded contingent liabilities in the original amount of $787,800. This amount relates to certain performance-based payments over the twenty-four months following the acquisition date as well as to certain additional liabilities that the Company has evaluated and has recorded on a contingent basis. During the year ended December 31, 2018, the Company reduced this amount by $392,900 as the performance goals for the first year were not met. During the year ended December 31, 2019, the Company reduced this amount by $132,300 as the performance goals for the second year were not met. During the year ended December 31, 2019, the Company paid the amount of $39,000 in connection with the additional liabilities. During the years ended December 31, 2021 and 2020, the Company paid the amount of $8,000 and $40,000, respectively, in connection with the additional liabilities. At December 31, 2021 and 2020, the amount of $67,000 remains on the Company’s consolidated balance sheet as a current contingent liability, and $108,600 and $116,600, respectively, as a long term contingent liability.

Pursuant to the Mouth Foods LLC Asset Acquisition, the Company recorded contingent liabilities in the amount of $240,576. These amounts relate to the estimate of certain performance-based payments following the acquisition date as well as to certain additional liabilities that the Company has evaluated and has recorded on a contingent basis. During the year ended December 31, 2019, the Company paid the amount of $120,576 in connection with these liabilities. At December 31, 2021 and 2020, $120,000 is classified as a current contingent liability.

License Agreements

In May 2019, the Company entered into a royalty-based license agreement, through December 31, 2022 with a lifestyle brand, which provides the exclusive right, with certain carve-outs and limitations, to sell and promote branded gift baskets for certain channels including: retail, warehouse club stores, certain of the Company’s current e-commerce channels, and other e-commerce channels such as amazon.com (the “May 2019 License Agreement”). Pursuant to the May 2019 License Agreement, the Company paid an initial royalty deposit in the amount of $50,000 towards the minimum royalty, which is classified as other current assets on the Company’s balance sheet at December 31, 2019. Future royalty amounts owed for minimum payments in connection with the May 2019 License Agreement will be deducted from this deposit The royalty rate is 5% of net sales, and the Company is required, with certain exceptions and exclusions, to make minimum royalty payments of $100,000 through the end of 2020, $110,000 in 2021, and $125,000 in 2022, respectively. As of December 31, 2021, the Company has made the required minimum royalty payments.

Index

Litigation

On September 16, 2019, an action (the “PA Action”) was filed in the Court of Common Pleas of Philadelphia County, Trial Division, against, among others, the Company and its wholly-owned subsidiaries, Innovative Gourmet LLC and Food Innovations, Inc. Since that time, other parties involved in the incident have joined as plaintiffs in the PA Action.  The complaint in the PA Action alleges, inter alia, wrongful death and negligence by a driver formerly employed by Innovative Gourmet, and plaintiffs filed a demand and offer to settle for fifty million dollars. We expect that should a settlement occur, the amount to resolve the Action would be substantially lower. The Company, its subsidiaries, and their employees had auto and umbrella insurance policies, among others, that were in effect for the relevant period. The Company and its subsidiaries’ insurers have agreed to defend the Company, its subsidiaries and the driver in the PA Action (and related actions), subject to a reservation of rights. The Company believes that the likely outcome would result in the liabilities being covered by its insurance carriers. However, if the Company was found responsible for damages in excess of its available insurance coverage, such damages in excess of the coverage could have a material adverse effect on the Company’s operations. On July 16, 2020, the court granted the Company's motion to stay the case through the final adjudication of an additional pending legal proceeding against the driver in connection with the events related to the case. It is not anticipated that the Company and its subsidiaries will be a party to any other legal proceedings in connection with this matter. Because the statute of limitations on the incident has now run, it is not anticipated that any new plaintiffs involved in the incident will come forward against the Company and its subsidiaries.

From time to time, the Company has become and may become involved in certain lawsuits and legal proceedings which arise in the ordinary course of business, or as the result of current or previous investments, or current or previous subsidiaries, or current or previous employees, or current or previous directors, or as a result of acquisitions and dispositions or other corporate activities.  The Company intends to vigorously defend its positions. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our financial position or our business, and the outcome of these matters cannot be ultimately predicted.

18. MAJOR CUSTOMER

The Company’s largest customer, U.S. Foods, Inc. and its affiliates, accounted for approximately 46% and 40% of total sales in each of the years ended December 31, 2021 and 2020. A contract between our subsidiary, Food Innovations, and U.S. Foods entered an optional renewal period in December 2012 but was automatically extended for an additional 12 months in each of January 1, 2013 and 2014. On January 26, 2015 we executed a contract directly between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods, Inc. The term of the contract was from January 1, 2015 through December 31, 2016 and provided for a limited number of automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew. Based on the terms, the Agreement was extended through December 31, 2018. Effective January 1, 2018 the Agreement was further amended to remove the cap on renewals, and provide for an unlimited number of additional 12-month terms unless either party notifies the other in writing, 30 days prior to the end date, of its intent not to renew.

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

As December 31, 2021 and 2020, the Company did not have financial assets or liabilities that are required to be accounted for at fair value on a recurring basis.

20. SUBSEQUENT EVENTS

None.

Index

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2021 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms and our disclosure controls and procedures are also effective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our principal executive and financial officers to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Management has identified a control deficiency regarding the integration of two acquisitions in 2018 and as a result management has concluded our internal control over financial reporting was ineffective at December 31, 2021 at the reasonable assurance level. Management of the Company believes that this deficiency is primarily due to the smaller size of the company’s accounting staff in relation to certain continued system integrations related to the 2018 acquisitions of certain assets of igourmet LLC and Mouth Foods, Inc. To address this matter, we recently named a new Chief Financial Officer and also expect to retain additional qualified personnel and accounting and systems consultants to continue to remediate this control deficiency in the future.

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

ITEM 9B. Other Information

None.

ITEM 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

Index

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Set forth below are the directors and executive officers of our Company, their respective names and ages, positions with our Company, principal occupations and business experiences during at least the past five years.

Name	Age	Position
Sam Klepfish	47	Chairman and Chief Executive Officer
Justin Wiernasz	55	Director of Strategic Acquisitions and Director
Joel Gold	80	Director
Hank Cohn	52	Director
David Polinsky	51	Director
James C. Pappas	40	Director
Mark Schmulen	41	Director
Jefferson Gramm	46	Director
Richard Tang	58	Chief Financial Officer

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

Index

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

Index

Jefferson Gramm, Director

Jefferson Gramm has been a director since September 10, 2021. Mr. Gramm is a co-founder, partner and portfolio manager at Bandera Partners LLC, a New York based investment fund founded in 2006. Prior to founding Bandera in 2006, he served as Managing Director of Arklow Capital, LLC, a hedge fund focused on distressed and value investments. Mr. Gramm has extensive board experience and currently serves as the Chairman of the Board of Tandy Leather Factory, Inc. and as a director of Rubicon Technology Inc. Mr. Gramm previously served on the Board of Directors of Ambassadors Group Inc., Morgan’s Foods Inc., and Peerless Systems Corp. He received an M.B.A. from Columbia University in 2003 and a B.A. in Philosophy from the University of Chicago in 1996.

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

Qualification of Directors

We believe that all of our directors are qualified for their positions and each brings a benefit to the board. Messrs. Kelpfish and Wiernasz, as our officers, are uniquely qualified to bring management’s perspective to the board’s deliberations. Mr. Gold, with his lengthy career working for broker/dealers, bring a “Wall Street” perspective and Mr. Schmulen, with his private equity experience, and Messrs. Cohn and Polinsky, with their prior history of being executives and directors of other companies, bring a well-rounded background and wealth of general business experience to our board. Mr. Pappas brings both his investment and corporate finance background and food industry experience to the board.

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

Agreements with Directors

Prior to Mr. Pappas’ appointment to the Board, as described in a Current Report on Form 8-K filed on January 30, 2020 (the “January 8-K”), the Company and Mr. Pappas entered into a two year Agreement dated as of January 28, 2020 (the “Agreement”) which, among other things, provided that (i) the Company (x) will support the continued directorships of the New Directors (as defined in the Agreement) at the next two annual meetings and (y) after 18 months will appoint another nominee of JCP (as defined in the Agreement”) to the Board and support such nominee at the next annual meeting, provided that such nominee shall be subject to the approval (which shall not be unreasonably withheld) of the Nominating and Corporate Governance Committee of the Board and the Board after exercising their good faith customary due diligence process and fiduciary duties; and (ii) JCP and the Company agreed to certain standstill provisions, as more fully described in the Agreement. As of the date hereof, the New Directors referred to in the Agreement are Messrs. Pappas and Schmulen.

Code of Ethics

We have adopted a Code of Ethics that applies to each of our employees, including our CEO, our principal financial officer, as well as members of our Board of Directors. A copy of such Code has been publicly filed with, and is available for free from, the Securities and Exchange Commission.

Index

Section 16(a) Beneficial Ownership Reporting Compliance

During 2021, Messrs. Klepfish and Wiernasz did not file one Form 4 in connection with the receipt of shares.

ITEM 11. Executive Compensation

The following table sets forth information concerning the compensation for services rendered to us for the two years ended December 31, 2021, of our Chief Executive Officer, our principal financial officer and our highest compensated officer whose annual compensation exceeded $100,000 in the fiscal year ended December 31, 2021, if any. We refer to the Chief Executive Officer and these other officers as the named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Sam Klepfish	2021	$457,288	$-		$385,000	(a)	$-		$-	$-	$3,012	(b)	$845,300
CEO	2020	$406,320	$-		$276,387	(a)	$-		$-	$-	$3,406	(b)	$686,113

Justin Wiernasz	2021	$403,822	$10,000	(c)	$17,116	(a)	$-		$-	$-	$23,655	(b)	$454,593
Director of Strategic Acquisitions	2020	$392,638	$10,000	(c)	$16,398	(a)	$-		$-	$-	$26,086	(b)	$435,122

Richard Tang	2021	$199,231	$-		$-		$7,032	(g)	$-	$-	$15,791	(b)	$222,054
Chief Financial Officer (d)	2020	$-	$-		$-		$-		$-	$-

Norma Vila,	2021	$172,692	$-		$-		$-		$-	$-	$9,312	(b)	$182,004
Principal Accounting Officer (e)	2020	$157,884	$-		$-		$-		$-	$-	3,240	(b)	$161,124

John McDonald,	2021	$-	$-		$-		$-		$-	$-	$-		$-
Principal Accounting Officer (f)	2020	$192,358	$-		$-		$-		$-	$-	$6,592	(b)	$198,950

(a) Consists of the portion of restricted stock awards which were recognized as a period cost during the year for services as an executive officer.

(b) Consists of cash payments for health care benefits.

(c) Consists of a cash bonus paid during the year for services performed in the previous year.

(d) Mr. Tang’s employment with the Company was effective December 29, 2020.

(e) Ms. Vila assumed the role of Principal Accounting Officer effective November 12, 2020 through April 15, 2021.

(f) Mr. McDonald’s employment with the Company ended effective November 18, 2020.

(g) Consists of option awards which were recognized as a period cost during the year for services as an executive officer.

Index

Outstanding Equity Awards at Fiscal Year-End as of December 31, 2021

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Sam Klepfish						300,000	(a)	$97,530	(b)

(a) Restricted stock awards vest according to the following schedule: An additional 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 consecutive trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 consecutive trading days.

(b) Amounts are calculated by multiplying the number of shares shown in the table by $ 0.33 per share, which is the closing price of common stock on December 31, 2021 (the last trading day of the 2021 fiscal year).

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joel Gold	37,500	45,000	(a)	34,120	(b)	-	-	-	116,620
Sam Klepfish	-	-		34,120	(b)	-	-	-	34,120
Hank Cohn	30,000	45,000	(a)	34,120	(b)	-	-	-	109,120
Justin Wiernasz	-	-		34,120	(b)	-	-	-	34,120
David Polinsky	-	-		-		-	-	-	-
James C. Pappas	-	-		101	(c)	-	-	-	101
Mark Schmulen	-	-		101	(c)	-	-	-	101
Jefferson Gramm	-	-		568	(d)	-	-	-	568

(a) Represents the amount charged to operations during the year ended December 31, 2021 for 90,000 shares of the Company’s common stock with a fair value of $45,000; 55,545 shares of the Company’s common stock with a fair value of $18,515 vesting over a three-year period; and 64,240 shares of the Company’s common stock with a fair value of $30,000 vesting over a three-year period.

(b) Represents the amount charged to operations during the year ended December 31, 2021 for the following: (i) five-year options to purchase 90,000 shares of the Company’s common stock at a price of $0.62 per share, vesting over three years; (ii) five-year options to purchase 135,000 shares of the Company’s common stock at a price of $0.85 per share, vesting over three years; and (iii) five-year options to purchase 225,000 shares of the Company’s common stock at a price of $1.20 per share, vesting over three years.

(c) Represents the amount charged to operations during the year ended December 31, 2021 for two-year options to purchase 50,000 shares of the Company’s common stock at a price of $1.20 per share, vesting over one year.

(d) Represents the amount charged to operations during the year ended December 31, 2021 for one-year options to purchase 50,000 shares of the Company’s common stock at a price of $1.20 per share, vesting over one year.

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

As of January 28, 2019, upon approval by the Company’s compensation committee, we entered into a new employment agreement with Mr. Justin Wiernasz, having an effective date of January 28, 2019 and terminating three years thereafter with up to two extension periods; one for two years and one for one year. The agreement provides a base salary in the amount of $326,000 with annual increases of at least 5% and annual stock compensation of 5% of the base salary. This agreement was further modified to a base salary of $350,000 in 2019. The agreement also provides for additional bonuses of up to 35% of base compensation and based upon increases in our stock price as reflected in our market capitalization and other perquisites and benefits as detailed therein. The agreement also contains change of control, confidentiality, non-compete and non-solicitation provisions.

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

Index

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 28, 2022, with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each Named Officer, and (4) all our directors and executive officers as a group. Unless otherwise stated, each person listed below uses the Company’s address. Pursuant to SEC rules, includes shares that the person has the right to receive within 60 days from March 28, 2022. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares. Except as otherwise indicated, the beneficial owner exercises sole voting power and sole investment power with respect to such shares. All numbers have been adjusted to reflect the 1-for-50 reverse split that was effective June 13, 2012.

Name and Address of Beneficial Owners		Number of Shares Beneficially Owned	Percent of Class

James C. Pappas (Director)	(1)	7,849,935	17.1%
Hank Cohn (Director)	(2)	4,387,500	9.5%
Jefferson Gramm (Director)	(3)	3,150,000	6.9%
Joel Gold (Director)	(4)	1,067,638	2.3%
David Polinsky (Director)	(5)	749,650	1.6%
Mark Schmulen (Director)	(6)	50,000	0.1%
Sam Klepfish (Officer, Director)	(7)	4,639,601	10.0%
Justin Wiernasz (Officer, Director)	(8)	2,190,378	4.7%
Richard Tang (Officer)	(9)	100,000	0.2%
Inlight Wealth Management	(10)	2,742,605	6.0%
A group consisting of Denver J. Smith, CRC Founders Fund, LP, Donald E. Smith, Richard G. Hill, Samuel N. Jurrens, 73114 Investments, LLC, Youth Properties, LLC, and Paratus Capital, LLC	(11)	2,800,394	6.1%
All officers and directors as a whole (9 persons)	(12)	24,147,202	52.5%

(1)

Includes 7,686,443 shares held by JCP Investment Partnership, LP (“JCP Partnership”) and 113,492 shares held in an account managed by JCP Investment Management, LLC (“JCP Management”). JCP Investment Partners, LP (“JCP Partners”) is the general partner of JCP Partnership and JCP Investment Holdings, LLC (“JCP Holdings”) is the general partner of JCP Partners.  Mr. Pappas is the managing member of JCP Management and sole member of JCP Holdings.  Also includes options to purchase 50,000 shares of common stock. The address of Mr. Pappas, JCP Partnership  and JCP Management, LLC is 1177 West Loop South, Suite 1320, Houston, TX 77027.  Information gathered from a Form 4 filed with the Securities and Exchange Commission on August 30, 2021.

(2)

Includes 3,125,000 shares which are held indirectly through SV Asset Management LLC. Includes options to purchase 450,000 shares of common stock . Does not include an additional 119,998 earned shares which are accrued but not issued. Includes information gathered from a Form 4 filed with the Securities and Exchange Commission on August 31, 2022.

(3)

Bandera Master Fund L.P., a Cayman Islands exempted limited partnership (“Bandera Master Fund”), is the record holder of 3,125,000 shares of Common Stock. Bandera Partners LLC, a Delaware limited liability company (“Bandera Partners”), is the investment manager of Bandera Master Fund. Mr. Gramm is Managing Partner, Managing Director and Portfolio Manager of Bandera Partners. Includes options to purchase 25,000 shares of common stock. Information gathered from a Form 4 filed with the Securities and Exchange Commission on January 28, 2022. Includes options to purchase 25,000 shares of common stock exercisable at May 1, 2022.

(4)	Includes options to purchase 450,000 shares of common stock. Also includes 18,400 shares of common stock held by Mr. Gold’s spouse.
(5)	Shares held by PetBox LLC, an entity affiliated with, and controlled by, Mr. Polinsky. Includes options to purchase 50,000 shares of common stock.
(6)	Includes options to purchase 50,000 shares of common stock exercisable at May 1, 2022.
(7)

Includes options to purchase 450,000 shares of common stock exercisable at May 1, 2022. Also, includes 16,250 shares of common stock owned by Mr. Klepfish's spouse, ownership of which is disclaimed by Mr. Klepfish.

(8)	Includes options to purchase 450,000 shares of common stock exercisable at May 1, 2022.
(9)	Includes options to purchase 62,500 shares of common stock exercisable at May 1, 2022.
(10)

Pursuant to a Schedule 13G/A filed on February 3, 2022 with the Securities Exchange Commission, the address of The Address of Insight Wealth Management is 1175 Peachtree St NE Suite 350, Atlanta, GA 30361. Amount consists of 1,122,647 shares with sole voting and dispositive power, and 1,619,958 shares with shared dispositive power. The issuer retains sole voting power for 1,619,958 shares.

(11)

Pursuant to a Schedule 13D/A filed on January 20, 2022 with the Securities and Exchange Commission, Mr. Denver Smith is part of a group which reports beneficially owning an aggregate of 2,710,930, although Mr. Denver Smith only has sole voting and dispositive power over 674,471 of such shares. Mr. Smith’s address is 350 S Race Street, Denver, Colorado 80209.

(12)	Consists of 22,059,702 shares of common stock held by officers and directors. Also includes options to purchase 2,037,500 shares of common stock exercisable at May 1, 2022.

Index

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

We are not currently subject to the requirements of any stock exchange or national securities association with respect to having a majority of “independent directors”. Messrs. Gold, Cohn, Polinsky, Pappas, Schmulen, and Gramm are “independent” and only Messrs. Klepfish and Wiernasz, by virtue of being our Officers, are not independent. Mr. Klepfish and Mr. Wiernasz do not participate in board discussions concerning their compensation.

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The Company engaged Liggett & Webb P.A. (“LW”) as our independent registered public accounting firm since November 9, 2012. During the year ended December 31, 2021 and 2020, LW billed us audit fees of approximately $144,000 and $144,000, respectively.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by LW that are reasonably related to the performance of the audit or review of our consolidated financial statements including our quarterly interim reviews on Form 10-Q and are reported under Audit Fees above.

Tax Fees

LW tax fees were $0 and $20,000 for the years ended December 31, 2021 and 2020, respectively.

All Other Fees

LW has not billed any other fees since their engagement on November 9, 2012.

For the fiscal years ended December 31, 2021 and 2020 the board of directors considered the audit fees, audit-related fees, tax fees and other fees paid to our accountants, as disclosed above, and determined that the payment of such fees was compatible with maintaining the independence of the accountants. Our board of directors pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent registered public accounting firm, except for de minimis non-audit services that are approved by the board of directors prior to the completion of the audit.

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

3.2.1	Amended Bylaws of the Company (incorporated by reference to exhibit 3.2 of the Company’s current report Form 8-K filed with the Securities and Exchange Commission on January 23, 2018)

3.2.2	Amended Bylaws of the Company (incorporated by reference to exhibit 3.1 of the Company’s current report Form 8-K filed with the Securities and Exchange Commission on September 14, 2021)

10.1	Employment Agreement with Sam Klepfish (incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 21, 2012)

10.2	Employment Agreement Justin Wiernasz (incorporated by reference to exhibit 10.2 of the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 21, 2012)

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

10.22

Securities Purchase Agreement dated August 26, 2021 between the Company and each of JCP Investment Partnership LP, Bandera Master Fund L.P. and SV Asset Management LLC. *(incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 31, 2021).

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

* Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Securities Act. The Company agrees to furnish supplementally any omitted schedules to the Securities and Exchange Commission upon request.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE FOOD HOLDINGS, INC.

By: /s/ Sam Klepfish

Sam Klepfish,

Chief Executive Officer and Director

Dated: March 31, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sam Klepfish	CEO and Director	March 31, 2022
Sam Klepfish	(Chief Executive Officer)

/s/ Richard Tang	Chief Financial Officer	March 31, 2022
Richard Tang	(Principal Accounting Officer)

/s/ Hank Cohn	Director	March 31, 2022
Hank Cohn

/s/ Joel Gold	Director	March 31, 2022
Joel Gold

/s/ Jefferson Gramm	Director	March 31, 2022
Jefferson Gramm

/s/ James C. Pappas	Director	March 31, 2022
James C. Pappas

/s/David Polinsky	Director	March 31, 2022
David Polinsky

/s/Mark Schmulen	Director	March 31, 2022
Mark Schmulen

/s/ Justin Wiernasz	Director	March 31, 2022
Justin Wiernasz