Form 10-Q
period 2022-03-31
INNOVATIVE FOOD HOLDINGS INC
filed 2022-05-16
CIK 312257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2022

☐ Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from                    to                  .

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 46,649,123 shares of common stock outstanding as of May 13, 2022.

INNOVATIVE FOOD HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,111,168	$6,122,671
Accounts receivable, net	3,422,003	3,256,764
Inventory	3,209,945	3,109,984
Other current assets	389,513	314,107
Total current assets	10,132,629	12,803,526

Property and equipment, net	8,094,038	8,186,227
Investments	286,725	286,725
Right to use assets, operating leases, net	199,474	232,381
Right to use assets, finance leases, net	680,358	669,039
Other amortizable intangible assets, net	61,987	72,218
Goodwill and other unamortizable intangible assets	1,532,822	1,532,822
Total assets	$20,988,033	$23,782,938

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,473,440	$5,702,905
Accrued interest	42,794	29,349
Deferred revenue	1,250,944	1,631,406
Line of Credit	2,000,000	2,000,000
Notes payable - current portion, net of discount	412,491	412,961
Lease liability - operating leases, current	63,361	74,088
Lease liability - finance leases, current	182,664	159,823
Contingent liability - current portion	187,000	187,000
Total current liabilities	8,612,694	10,197,532

Lease liability - operating leases, non-current	136,113	158,293
Lease liability - finance leases, non-current	478,262	499,240
Contingent liability - long-term	108,600	108,600
Note payable - long term portion, net	5,319,914	5,409,172
Total liabilities	14,655,583	16,372,837

Commitments & Contingencies (see note 16)

Stockholders' equity
Common stock: $0.0001 par value; 500,000,000 shares authorized; 49,343,846 and 48,879,331 shares issued, and 46,506,266 and 46,041,751 shares outstanding at March 31, 2022 and December 31, 2021, respectively	4,931	4,885
Additional paid-in capital	41,815,390	41,662,710
Treasury stock: 2,623,171 and 2,623,171 shares outstanding at March 31, 2022 and December 31, 2021, respectively.	(1,141,370)	(1,141,370)
Accumulated deficit	(34,346,501)	(33,116,124)
Total stockholders' equity	6,332,450	7,410,101

Total liabilities and stockholders' equity	$20,988,033	$23,782,938

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31	March 31
	2022	2021

Revenue	$15,643,111	$12,180,899
Cost of goods sold	11,917,179	8,878,914
Gross margin	3,725,932	3,301,985

Selling, general and administrative expenses	5,172,426	4,850,828
Total operating expenses	5,172,426	4,850,828

Operating loss	(1,446,494)	(1,548,843)

Other income (expense:)
Impairment of investment	-	(209,850)
Gain on interest rate swap	294,000	-
Other leasing income	5,090	5,140
Interest expense, net	(82,973)	(90,318)
Total other income (expense)	216,117	(295,028)

Net loss before taxes	(1,230,377)	(1,843,871)

Provision for income taxes	-	-

Net loss	$(1,230,377)	$(1,843,871)

Net loss per share – basic and diluted	$(0.03)	$(0.05)

Weighted average shares outstanding – basic and diluted	46,256,160	35,872,143

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(1,230,377)	$(1,843,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of investment	-	209,850
Depreciation and amortization	138,361	135,854
Amortization of right-of-use asset	19,691	22,929
Amortization of prepaid loan fees	3,088	3,088
Stock based compensation	152,726	157,791
(Recovery) Provision for doubtful accounts	(1,115)	2,721

Changes in assets and liabilities:
Accounts receivable, net	(164,124)	533,252
Inventory and other current assets, net	(175,367)	658,428
Accounts payable and accrued liabilities	(1,216,020)	(1,561,858)
Deferred revenue	(380,462)	(1,784,265)
Contingent liabilities	-	(8,000)
Operating lease liability	(19,691)	(22,929)
Net cash used in operating activities	(2,873,290)	(3,497,010)

Cash flows from investing activities:
Acquisition of property and equipment	(4,760)	(4,612)
Net cash used in investing activities	(4,760)	(4,612)

Cash flows from financing activities:
Proceeds from Payroll Protection Plan Loan	-	1,669,929
Principal payments on debt	(92,816)	(107,168)
Principal payments financing leases	(40,637)	(35,068)
Net cash (used in) provided by financing activities	(133,453)	1,527,693

Decrease in cash and cash equivalents	(3,011,503)	(1,973,929)

Cash and cash equivalents at beginning of period	6,122,671	5,060,015

Cash and cash equivalents at end of period	$3,111,168	$3,086,086

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$84,961	$83,275

Taxes	$-	$-

Non-cash investing and financing activities:
Increase in right to use assets & liabilities – operating leases	$-	$17,814
Decrease in right to use assets & liabilities – operating leases	$13,216	$-
Increase in right to use assets & liabilities – finance leases	$42,500	$-

See notes to these unaudited condensed consolidated financial statements.

Innovative Food Holdings, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Amount	Value	Capital	Amount	Value	Deficit	Total

Balance - December 31, 2020	38,209,060	$3,817	$37,415,155	2,623,171	$(1,141,370)	$(32,399,793)	$3,877,809
Fair value of vested stock and stock options	286,254	29	157,762	-	-	-	157,791
Net loss for the three months ended March 31, 2021	-	-	-	-	-	(1,843,871)	(1,843,871)
Balance - March 31, 2021 (unaudited)	38,495,314	$3,846	$37,572,917	2,623,171	$(1,141,370)	$(34,243,664)	$2,191,729

Balance - December 31, 2021	48,879,331	4,885	41,662,710	2,623,171	(1,141,370)	(33,116,124)	7,410,101
Fair value of vested stock and stock options	464,515	46	152,680	-	-	-	152,726
Net loss for the three months ended March 31, 2022	-	-	-	-	-	(1,230,377)	(1,230,377)
Balance - March 31, 2022 (unaudited)	49,343,846	$4,931	$41,815,390	2,623,171	$(1,141,370)	$(34,346,501)	$6,332,450

See notes to these unaudited condensed consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes as contained in Form 10-K for the year ended December 31, 2021. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations to be expected for the full year.

2. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Our business is currently conducted by our wholly owned subsidiaries, some of which are non-operating, Artisan Specialty Foods, Inc. (“Artisan”), Food Innovations, Inc. (“FII”), Food New Media Group, Inc. (“FNM”), Organic Food Brokers, LLC (“OFB”), Gourmet Foodservice Group, Inc. (“GFG”), Gourmet Foodservice Group Warehouse, Inc. (“GFW”), Gourmeting, Inc. (“Gourmeting”), Haley Food Group, Inc. (“Haley”), Oasis Sales Corp. (“Oasis”), 4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.), (“Gourmet”), Innovative Food Properties, LLC (“IFP”), Plant Innovations, Inc. (“Plant Innovations”), Innovative Gourmet, LLC (“Innovative Gourmet” or “igourmet”), Food Funding, LLC (“Food Funding”), Logistics Innovations, LLC (L Innovations”), M Innovations, LLC (“M Innovations” or “Mouth”), MI Foods, LLC (“MIF”), M Foods Innovations, LLC (“M Foods”), P Innovations, LLC (“P Innovations”), PlantBelly, LLC (“PlantBelly”), Innovative Foods, Inc. (“IFI”) and Innovative Gourmet Partnerships, LLC (“IGP”), and collectively with IVFH and its other subsidiaries, the “Company” or “IVFH”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All material intercompany transactions have been eliminated upon consolidation of these entities.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At March 31, 2022 and 2021, trade receivables from the Company’s largest customer amounted to 33% and 46%, respectively, of total trade receivables. During the three months ended March 31, 2022 and 2021, sales from the Company’s largest customer amounted to 49% and 42% of total sales, respectively.

The Company maintains cash balances in excess of Federal Deposit Insurance Corporation limits. At March 31, 2022 and December 31, 2021, the total cash in excess of these limits was $1,388,422 and $4,555,032, respectively.

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

The following table represents the changes in deferred revenue as reported on the Company’s consolidated balance sheets:

Balance as of December 31, 2020	$2,917,676
Cash payments received	591,886
Net sales recognized	(2,376,151)
Balance as of March 31, 2021 (unaudited)	$1,133,411

Balance as of December 31, 2021	$1,631,406
Cash payments received	700,582
Net sales recognized	(1,081,044)
Balance as of March 31, 2022 (unaudited)	$1,250,944

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
	(unaudited)	(unaudited)
Specialty foodservice	$11,540,835	$6,827,927
E-Commerce	3,612,344	4,979,938
National Brand Management	284,147	225,594
Logistics	205,785	147,440
Total	$15,643,111	$12,180,899

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

Dilutive shares at March 31, 2022:

Stock Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company at March 31, 2022:

		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Price	of Options	Life (years)
$0.60	50,000	3.75
$0.62	360,000	1.75
$0.85	540,000	1.75
$1.00	50,000	3.75
$1.20	1,100,000	1.59
	2,100,000	1.76

Restricted Stock Awards

At March 31, 2022, there are 300,000 unvested restricted stock awards remaining from grants in a prior year. Those 300,000 restricted stock awards will vest as follows: 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days.

Stock Grants

During the three months ended March 31, 2022, the Company incurred obligations to issue the following shares of common stock pursuant to compensation agreements: an aggregate of 25,812 shares of common stock to board members; and an aggregate total of 438,703 shares of common stock to Executive Officers. Some of these shares or other shares owned by the Company’s employees are included in a 10b5-1 selling plan.

The Company charged the amount of $152,726 to operations in connection with stock grants during the three months ended March 31, 2022.

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

Significant Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard effective January 1, 2021; adoption of this standard did not have a material effect on our consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible Preferred Stock. As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. This standard is effective for us on January 1, 2022; adoption of this standard did not have a material effect on our consolidated financial statements and related disclosures.

Management does not believe that any other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

3. ACCOUNTS RECEIVABLE

At March 31, 2022 and December 31, 2021, accounts receivable consists of:

	March 31, 2022	December 31, 2021
	(unaudited)
Accounts receivable from customers	$3,795,831	$3,632,695
Allowance for doubtful accounts	(373,828)	(375,931)
Accounts receivable, net	$3,422,003	$3,256,764

During the three months ended March 31, 2022 the Company credited the amount of $1,115 to bad debt expense due to a bad debt recovery; during the previous period the Company charged the amount of $2,721, to bad debt expense.

4. INVENTORY

Inventory consists primarily of specialty food products. At March 31, 2022 and December 31, 2021, inventory consisted of the following:

	March 31, 2022	December 31, 2021
	(unaudited)
Finished Goods Inventory	$3,209,945	$3,109,984

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

The following table summarizes property and equipment at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(unaudited)
Land	$1,256,895	$1,256,895
Building	7,191,451	7,191,451
Computer and Office Equipment	598,326	593,566
Warehouse Equipment	376,667	376,667
Furniture and Fixtures	944,233	944,233
Vehicles	109,441	109,441
Total before accumulated depreciation	10,477,013	10,472,253
Less: accumulated depreciation	(2,382,975)	(2,286,026)
Total	$8,094,038	$8,186,227

Depreciation and amortization expense for property and equipment amounted to $96,949 and $100,164 for the three months ended March 31, 2022 and 2021, respectively.

6. RIGHT TO USE ASSETS AND LEASE LIABILITIES – OPERATING LEASES

The Company has operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 3 years, some of which include options to extend.

The Company’s lease expense for the three months ended March 31, 2022 and 2021 was entirely comprised of operating leases and amounted to $23,244 and $26,855, respectively.

The Company’s ROU asset amortization for the three months ended March 31, 2022 and 2021 was $19,691 and $22,929, respectively.

Right to use assets – operating leases are summarized below:

	March 31, 2022	December 31, 2021
	(unaudited)
Office	$138,496	$148,529
Warehouse equipment	49,131	55,047
Office equipment	11,847	12,677
Vehicles	-	16,128
Right of use assets - operating leases, net	$199,474	$232,381

Operating lease liabilities are summarized below:

	March 31, 2022	December 31, 2021
	(unaudited)
Office	$138,496	$148,529
Warehouse equipment	49,131	55,047
Office equipment	11,847	12,677
Vehicles	-	16,128
Lease liability	$199,474	$232,381
Less: current portion	(63,361)	(74,088)
Lease liability, non-current	$136,113	$158,293

Maturity analysis under these lease agreements are as follows:

For the period ended March 31, 2023	$74,849
For the period ended March 31, 2024	71,116
For the period ended March 31, 2025	68,055
For the period ended March 31, 2026	7,057
For the period ended March 31, 2027	-
Total	$221,077
Less: Present value discount	(21,603)
Lease liability	$199,474

7. RIGHT TO USE ASSETS – FINANCING LEASES

The Company has financing leases for vehicles and warehouse equipment. See note 14. Right to use asset – financing leases are summarized below:

	March 31, 2022	December 31, 2021
	(unaudited)
Vehicles	404,858	362,358
Warehouse Equipment	555,416	555,416
Total before accumulated depreciation	960,274	917,774
Less: accumulated depreciation	(279,916)	(248,735)
Total right to use assets - financing leases, net	$680,358	$669,039

Depreciation expense for right to use assets for the three months ended March 31, 2022 and 2021 was $31,181 and $32,820, respectively.

8. INVESTMENTS

The Company has made investments in certain early stage food related companies which it expects can benefit from synergies with the Company’s various operating businesses. At March 31, 2022 and 2021 the Company has investments in seven food related companies in the aggregate amount of $286,725. The Company does not have significant influence over the operations of these companies.

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

COVID-19 has had a material negative impact on some of the Company’s foodservice customers. In an effort to limit the spread of the virus, federal, state and local governments have implemented measures that have resulted in the closure of non-essential businesses in many of the markets the Company serves, which has forced its customers in those markets to either transition their establishments to take-out service, delivery service or temporarily cease operations. These actions have led to a significant decrease in demand for certain of the Company’s foodservice products. The adverse impact to the Company’s foodservice customer base was a triggering event and accordingly, as required by ASC 350, the Company performed interim goodwill and long-lived asset quantitative impairment tests during the first quarter of 2020. While the triggering event was a result of the negative impact related to foodservice customers, the applicable accounting rules then required an impairment test targeted specifically to any available carrying value of goodwill or intangible assets. During the first quarter of 2020, the Company performed the impairment tests on certain intangible assets and goodwill pursuant to the acquisitions through Artisan, Oasis, Innovative Gourmet and M Innovations; the intangible assets acquired pursuant to the acquisitions of OFB and Haley were fully amortized at the time of the impairment test.

Long-lived Impairment Test

Long-lived assets, including other intangible assets, were tested for recoverability at the asset group level. The Company estimated the net undiscounted cash flows expected to be generated from the asset group over the expected useful life of the asset group’s primary asset. Key assumptions include future revenues, growth rates, estimates of future levels of gross profit and operating profit and projected capital expenditures necessary to maintain the operating capacity of each asset group. As a result of the impairment test, it was calculated that the net carrying values of other intangible assets exceeded the undiscounted cash flows for each of the Company’s asset groups by a total of $1,048,692, and the Company was required by the applicable accounting rules to record an impairment charge to operations during the year ended December 31, 2020. At March 31, 2022 and December 31, 2021, the net carrying value of other intangible assets on the Company’s balance sheet was $1,594,809 and $1,605,040, respectively.

The Company acquired certain intangible assets pursuant to the acquisitions through Artisan, Oasis, Innovative Gourmet, OFB, Haley, and M Innovations. The following is the net book value of these assets:

	March 31, 2022 (unaudited)
		Accumulated
	Gross	Amortization and Impairment	Net
Non-Compete Agreement - amortizable	$505,900	$(505,900)	$-
Customer Relationships - amortizable	3,068,034	(3,068,034)	-
Trade Name	1,532,822	-	1,532,822
Internally Developed Technology - amortizable	875,643	(875,643)	-
Goodwill	650,243	(650,243)	-
Website - amortizable	84,000	(22,013)	61,987
Total	$6,716,642	$(5,121,833)	$1,594,809

	December 31, 2021
		Accumulated
	Cost	Amortization	Net
Non-Compete Agreement - amortizable	$505,900	$(505,900)	$-
Customer Relationships - amortizable	3,068,034	(3,068,034)	-
Trade Name	1,532,822	-	1,532,822
Internally Developed Technology	875,643	(875,643)	-
Goodwill	650,243	(650,243)	-
Website	84,000	(11,782)	72,218
Total	$6,716,642	$(5,111,602)	$1,605,040

Total amortization expense for the three months ended March 31, 2022 and 2021 was $10,231 and $2,870, respectively.

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
	(unaudited)
Trade payables and accrued liabilities	$4,213,969	$5,414,731
Accrued payroll and commissions	259,471	288,174
Total	$4,473,440	$5,702,905

11. ACCRUED INTEREST

At March 31, 2022, accrued interest on notes outstanding was $42,794. During the three months ended March 31, 2022 and 2021, the Company paid cash for interest in the aggregate amount of $84,961 and $83,275, respectively.

12. REVOLVING CREDIT FACILITIES

	March 31, 2022	December 31, 2021
	(unaudited)

Line of credit facility with Fifth Third Bank in the original amount of $2,000,000 with an interest rate of LIBOR plus 3.00% (the “Fifth Third Bank Line of Credit”). Effective August 1, 2019, this credit facility was extended to August 1, 2021. Effective as of July 31, 2021 this credit facility was extended to November 1, 2021: effective as of October 29, 2021, this credit facility was extended to March 1, 2022; and effective March 1, 2022, this credit facility was extended to June 30, 2022. The debt covenants of this credit facility were waived until June 30, 2022. On March 20, 2020, the Company drew down the amount of $2,000,000. During the three months ended March 31, 2022 and 2021, the Company paid interest in the amount of $22,222 and $17,083 respectively, on the Fifth Third Bank Line of Credit.

	$2,000,000	$2,000,000

Total	$2,000,000	$2,000,000

13. NOTES PAYABLE

	March 31, 2022	December 31, 2021
	(unaudited)

Secured mortgage note payable for the acquisition of land and building in Bonita Springs, Florida in the amount of $546,000. Principal payments of $4,550 plus interest at the rate of Libor plus 3% are due monthly. The balance of the principal amount was originally due February 28, 2018. On March 23, 2018 and effective February 26, 2018, this note was amended and renewed in the amount of $273,000, with monthly payments of principal and interest of $4,550 payable through the maturity date of February 28, 2023. During the three months ended March 31, 2022, the Company made payments of principal and interest on this note in the amounts of $13,650 and $504, respectively; and during the three months ended March 31, 2021, the Company made payments of principal and interest on this note in the amounts of $13,650 and $927, respectively.

	$54,600	$68,250

Secured mortgage note payable for the acquisition of land and building in Broadview, Illinois in the amount of $980,000. Principal payments of $8,167 plus interest at the rate of LIBOR plus 2.75% are due monthly through April 2020, the remaining principal balance in the amount of $490,000 was originally due May 29, 2020. Effective May 29, 2020, the note was amended and renewed such that principal payments of $8,303 plus accrued interest were due beginning June 29, 2020 and continuing for sixty months; the entire principal balance and all accrued interest will be due on May 29, 2025. During the three months ended March 31, 2022, the Company made payments of principal and interest on this note in the amounts of $24,500 and $2,476, respectively; and during the three months ended March 31, 2021, the Company made payments of principal and interest on this note in the amounts of $24,500 and $3,212, respectively.

	326,665	351,165

Promissory note dated March 22, 2019 in the original amount of $391,558 (the “Artisan Equipment Loan”) payable to Fifth Third Bank. This loan is secured by the Company’s tangible and intangible personal property and bears interest at the rate of 5.20%. The entire principal balance and all accrued interest is due on the maturity date of March 21, 2024. Monthly payments in the amount of $7,425 including principal and interest commenced in April, 2019. During the year ended December 31, 2019, equipment financed under the Artisan Equipment Loan in the amount of $33,075 was returned for credit. During the three months ended March 31, 2022, the Company made payments of principal and interest on this loan in the amounts of $18,235 and $2,159, respectively; and during the three months ended March 31, 2021, the Company made payments of principal and interest on this loan in the amounts of $17,313 and $3,081, respectively.

	153,911	172,146

A note payable in the amount of $20,000. The Note was due in January 2006 and the Company is currently accruing interest on this note at 1.9%. During the three months ended March 31, 2022 and 2021, the Company accrued interest in the amount of $94 and $93, respectively, on this note; at March 31, 2022 and 2021, accrued interest on this note was $17,817 and $17,438 respectively.	20,000	20,000

Vehicle acquisition loan dated December 6, 2018 in the original amount of $51,088, payable in sixty monthly installments of $955 including interest at the rate of 4.61% maturing November 5, 2023. During the three months ended March 31, 2022, the Company made principal and interest payments in the amount of $2,663 and $232, respectively, on this loan; and during the three months ended March 31, 2021, the Company made principal and interest payments in the amount of $2,505 and $360, respectively.	18,351	20,984

Secured mortgage facility in the amount of $5,500,000 with Fifth Third Bank for the acquisition of land and building in Mountaintop, Pennsylvania dated November 8, 2019 (the “Fifth Third Mortgage Facility”). The Fifth Third Mortgage Facility is secured by the assets acquired. During the year ended December 31, 2019, the Company drew down $3,600,000 of this facility. During the year ended December 31, 2020, the Company drew down an additional $1,900,000 of this facility. The interest rate is LIBOR plus 2.75% with interest only due through September 30, 2020, thereafter with principal amortized at a 20 years amortization rate and the balance due on the maturity date of September 2, 2025. The Company prepaid loan fees in connection with this loan in the amount of $72,916 which are considered a discount to the loan and are being amortized over the term of the note; $3,088 of this discount was amortized to interest expense during each of the three months ended March 31, 2022 and 2021. During the three months ended March 31, 2022 the Company made principal and interest payments in the amount of $33,800 and $37,800, respectively, on this loan. During the three months ended March 31, 2021, the Company paid principal and interest in the amount of $49,200 and $38,980, respectively, on this loan. The Company also has in place an interest rate swap agreement (the “Fifth Third Interest Rate Swap”) with Fifth Third bank in connection with the Fifth Third Mortgage Facility. Pursuant to the Fifth Third Interest Rate Swap, the Company pays an additional base rate of 0.59% reduced by the difference between an initial LIBOR rate of 0.1513% and the month-end LIBOR rate. During the three months ended March 31, 2022 and 2021, the Company paid additional interest in the amount of $5,632 and $6,094, respectively, pursuant to the Fifth Third Interest Rate Swap. On March 28, 2022 the Interest Rate Swap was terminated. Upon termination the Company received a cash payment of $294,000, which is reflected as a gain on the interest rate swap on the statement of operations for the three months ended March 31, 2022.

	5,201,800	5,235,600

Total	5,775,328	5,868,145
Discount	(42,923)	(46,012)
Net of discount	$5,732,405	$5,822,133

Current portion	$455,414	$458,973
Long-term maturities	5,319,914	5,409,172
Total	$5,775,328	$5,868,145

Aggregate maturities of long-term notes payable as of March 31, 2022 are as follows:

For the period ended March 31,

2023	$455,415
2024	388,838
2025	309,908
2026	4,621,167
2027	-
Total	$5,775,328

14. LEASE LIABILITIES - FINANCING LEASES

	March 31, 2022	December 31, 2021
	(unaudited)
Financing lease obligation under a lease agreement for a forklift dated July 12, 2021 in the original amount of $16,070 payable in thirty-six monthly installments of $489 including interest at the rate of 6.01%. During the three months ended March 31, 2022, the Company made principal and interest payments on this lease obligation in the amounts of $1,269 and $198, respectively.	$12,319	$13,588

Financing lease obligation under a lease agreement for a pallet truck dated July 15, 2021 in the original amount of $5,816 payable in thirty-six monthly installments of $177 including interest at the rate of 6.01%. During the three months ended March 31, 2022, the Company made principal and interest payments on this lease obligation in the amounts of $459 and $72, respectively.	4,459	4,918

Financing lease obligation under a lease agreement for warehouse furniture and equipment truck dated October 14, 2020 in the original amount of $514,173 payable in sixty monthly installments of $9,942 including interest at the rate of 6.01%. During the three months ended March 31, 2022, the Company made principal and interest payments on this lease obligation in the amount of $23,944 and $5,882, respectively. During the three months ended March 31, 2021, the Company made principal and interest payments on this lease obligation in the amount of $22,552 and $7,274, respectively.	375,744	399,688

Financing lease obligation under a lease agreement for a truck dated March 31, 2020 in the original amount of $152,548 payable in eighty-four monthly installments of $2,188 including interest at the rate of 5.44%. During the three months ended March 31, 2022, the Company made principal and interest payments on this lease obligation in the amounts of $4,980 and $1,584, respectively. During the three months ended March 31, 2021, the Company made principal and interest payments on this lease obligation in the amounts of $4,716 and $1,847, respectively.	113,040	118,020

Financing lease obligation under a lease agreement for a truck dated November 5, 2018 in the original amount of $128,587 payable in seventy monthly installments of $2,326 including interest at the rate of 8.33%. During the three months ended March 31, 2022, the Company made principal and interest payments on this lease obligation in the amounts of $5,630 and $1,346, respectively. During the three months ended March 31, 2021, the Company made principal and interest payments on this lease obligation in the amounts of $5,182 and $1,795, respectively.	60,896	66,526

Financing lease obligation under a lease agreement for a truck dated August 23, 2019 in the original amount of $80,413 payable in eighty-four monthly installments of $1,148 including interest at the rate of 5.0%. During the three months ended March 31, 2022, the Company made principal and interest payments on this lease obligation in the amounts of $2,751 and $692, respectively. During the three months ended March 31, 2021, the Company made principal and interest payments on this lease obligation in the amounts of $2,618 and $826, respectively.	53,572	56,323

Financing lease obligation under a lease agreement for a truck dated February 4, 2022 in the original amount of $42,500 payable in twenty-four monthly installments of $1,963 including interest at the rate of 10.1%. During the three months ended March 31, 2022, the Company made principal and interest payments on this lease obligation in the amounts of $1,604 and $359, respectively.	40,896	-

Total	$660,926	$659,063

Current portion	$182,664	$159,823
Long-term maturities	478,262	499,240
Total	$660,926	$659,063

Aggregate maturities of lease liabilities – financing leases as of March 31, 2022 are as follows:

For the period ended March 31,

2023	$182,665
2024	193,226
2025	160,994
2026	96,069
2027	27,972
Thereafter	-
Total	$660,926

15. RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2022:

Vesting of shares to officers

During the three months ended March 31, 2022 in connection with stock based compensation based upon the terms of employment agreements with its employees and compensation agreements with the Company’s independent board members, the Company charged to operations the amount of $10,000 for the vesting of a total of 25,812 shares of common stock issuable to two of its independent board members, and $140,400 for the vesting of a total of 438,703 shares of common stock issuable to its Chief Executive Officer and its Director of Strategic Acquisitions pursuant to their employment agreements. The Company also recognized non-cash compensation in the amount of $2,326 during the three months ended March 31, 2022 in connection with stock options issuable to management and board members.

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

16. COMMITMENTS AND CONTINGENT LIABILITIES

Contingent Liability

Pursuant to the igourmet Asset Purchase Agreement, the Company recorded contingent liabilities in the original amount of $787,800. This amount relates to certain performance-based payments over the twenty-four months following the acquisition date as well as to certain additional liabilities that the Company has evaluated and has recorded on a contingent basis. During the year ended December 31, 2018, the Company reduced this amount by $392,900 as the performance goals for the first year were not met. During the year ended December 31, 2019, the Company reduced this amount by $132,300 as the performance goals for the second year were not met. During the year ended December 31, 2019, the Company paid the amount of $39,000 in connection with the additional liabilities. During the three months ended March 31, 2022 and 2021, the Company paid the amount of $0 and $8,000, respectively, in connection with the additional liabilities. At March 31, 2022 and December 31, 2021, the amount of $67,000 remains on the Company’s consolidated balance sheet as a current contingent liability, and $108,600 and $108,600, respectively, as a long term contingent liability.

Pursuant to the Mouth Foods LLC Asset Acquisition, the Company recorded contingent liabilities in the amount of $240,576. These amounts relate to the estimate of certain performance-based payments following the acquisition date as well as to certain additional liabilities that the Company has evaluated and has recorded on a contingent basis. During the year ended December 31, 2019, the Company paid the amount of $120,576 in connection with these liabilities. At March 31, 2022 and December 31, 2021, $120,000 is classified as a current contingent liability.

License Agreements

In May 2019, the Company entered into a royalty-based license agreement, through December 31, 2022 with a lifestyle brand, which provides the exclusive right, with certain carve-outs and limitations, to sell and promote branded gift baskets for certain channels including: retail, warehouse club stores, certain of the Company’s current e-commerce channels, and other e-commerce channels such as amazon.com (the “May 2019 License Agreement”). Pursuant to the May 2019 License Agreement, the Company paid an initial royalty deposit in the amount of $50,000 towards the minimum royalty, which is classified as other current assets on the Company’s balance sheet at December 31, 2019. Future royalty amounts owed for minimum payments in connection with the May 2019 License Agreement will be deducted from this deposit. The royalty rate is 5% of net sales, and the Company is required, with certain exceptions and exclusions, to make minimum royalty payments of $100,000 through the end of 2020, $110,000 in 2021, and $125,000 in 2022. As of March 31, 2022, the Company has made the required minimum royalty payments.

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

17. EQUITY

Common Stock

At March 31, 2022 and December 31, 2021, a total of 2,837,580 shares are deemed issued but not outstanding by the Company. These include 2,623,171 shares of treasury stock.

Three months ended March 31, 2022:

During the three months ended March 31, 2022 in connection with stock based compensation based upon the terms of employment agreements with its employees and compensation agreements with the Company’s independent board members, the Company charged to operations the amount of $10,000 for the vesting of a total of 25,812 shares of common stock issuable to two of its independent board members, and $140,400 for the vesting of a total of 438,703 shares of common stock issuable to its Chief Executive Officer and its Director of Strategic Acquisitions pursuant to their employment agreement. The Company also recognized non-cash compensation in the amount of $2,326 during the three months ended March 31, 2022 in connection with stock options issuable to management and board members.

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

Options

The following table summarizes the options outstanding at March 31, 2022 and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.60	50,000	3.75	$0.60	31,250	$0.60
$0.62	360,000	1.75	$0.62	360,000	$0.62
$0.85	540,000	1.75	$0.85	540,000	$0.85
$1.00	50,000	3.75	$1.00	31,250	$1.00
$1.20	1,100,000	1.59	$1.20	1,075,000	$1.20
	2,100,000	1.76	$0.99	2,037,500	$0.99

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2021	2,100,000	$0.99

Granted	-	$-
Exercised	-	$-
Cancelled / Expired	-	$-

Options outstanding at March 31, 2022 (unaudited)	2,100,000	$0.99
Options exercisable at March 31, 2022 (unaudited)	2,037,500	$0.99

Aggregate intrinsic value of options outstanding and exercisable at March 31, 2022 and 2021 was $0. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.30 and $0.43 as of March 31, 2022 and 2021, respectively, and the exercise price multiplied by the number of options outstanding.

During the three months ended March 31, 2022 and 2021, the Company charged $2,326 and $36,080, respectively, to operations to recognized stock-based compensation expense for employee and board member stock options.

18. SUBSEQUENT EVENTS

On April 26, 2022, the Company engaged a consultant for services and issued the following securities as compensation: 142,857 shares of common stock with a fair value of $48,543, options to purchase 125,000 shares of common stock at a price of $0.41 per share with a fair value of $37,482; and options to purchase 125,000 shares of common stock at a price of $0.50 per share with a fair value of $36,386.

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

Provision for Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $373,828 for doubtful accounts receivable at March 31, 2022, and $375,931 at December 31, 2021. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

On June 30, 2014, pursuant to a purchase agreement, the Company purchased 100% of the membership interest of Organic Food Brokers, LLC, a Colorado limited liability company (“OFB”), for $300,000, 100,000 four-year options at a price of $1.46 per share, and up to an additional $225,000 in earn-outs if certain milestones are met.

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

Transactions with a Major Customer

Transactions with a major customer and related economic dependence information is set forth immediately below and above in Note 2 to the Condensed Consolidated Financial Statements and also in our Annual Report on Form 10-K for the year ended December 31, 2021 (1) following our discussion of Liquidity and Capital Resources, and (2) in Note 18 to the Consolidated Financial Statements.

Relationship with U.S. Foods

We have historically sold the majority of our products through a distributor relationship between FII and Next Day Gourmet, L.P., a subsidiary of U.S. Foods, a leading broadline distributor. These sales amounted to $7,659,459 (49% of total sales) and $5,165,378 (42% of total sales) for the three months ended March 31, 2022 and 2021, respectively. On January 26, 2015 we executed a contract between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods, Inc. The term of the Agreement is from January 1, 2015 through December 31, 2016 and provides for a limited number of automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew. Based on the terms, the Agreement was extended through 2018. Effective January 1, 2018 the Agreement was further amended to remove the cap on renewals, and provide for an unlimited number of additional 12-month terms unless either party notifies the other in writing, 30 days prior to the end date, of its intent not to renew.

RESULTS OF OPERATIONS

This discussion may contain forward looking-statements that involve risks and uncertainties. Our future results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenue

Revenue increased by $3,462,212 or approximately 28% to $15,643,111 for the three months ended March 31, 2022 from $12,180,899 prior year. The increase in revenues is primarily attributable to an increase in specialty foodservice revenues which was driven by the nationwide opening of restaurants and other foodservice establishments previously affected by COVID-19 as well as increases in travel related foodservice , and restaurant dining. The increase in specialty foodservice revenue was partially offset with decreases in e-commerce revenues, though e-commerce revenue remains significantly above pre-pandemic historical levels. The decreases in e-commerce revenues  during the current period were related to decreases in COVID-19 driven demand in 2022 compared to 2021 partially driven by the continued re-opening of bricks and mortar stores, and also driven by lower recognized revenue in the first quarter of 2022, due to a decline in the value of  recognized deferred revenue related revenues associated with items ordered in the 4th quarter of  the prior year but delivered in the first quarter of the following year.

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

Cost of goods sold

Our cost of goods sold for the three months ended March 31, 2022 was $11,917,179, an increase of $3,038,265 or approximately 34% compared to cost of goods sold of $8,878,914 for the three months ended March 31, 2021. The increase in cost of goods sold is attributed mainly to increases in revenues. Cost of goods sold was made up of the following expenses for the three months ended March 31, 2022: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $7,761,702; shipping, delivery, handling, and purchase allowance expenses in the amount of $4,016,598; and cost of goods associated with logistics of $138,879. Total gross margin was approximately 23.8% of sales in 2021 compared to approximately 27.1% of sales in 2021. Gross margins as a percentage of sales declined during the current period to 23.8% compared to 27.1% during the comparable period, primarily due to variation in product and revenue mix across our various selling channels.  In addition, increases in fuel costs and fuel surcharges associated with the higher cost of fuel in the United States contributed to the decline in gross margins as a percentage of sales.

In 2022, we continue to price our products in order to increase sales, gain market share and increase the number of our end users and customers. We currently expect, if market conditions, overall economic conditions, and our product revenue mix remain constant, that our cost of goods sold may increase and may result in a decrease in profit margin.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $321,598 or approximately 7% to $5,172,426 during the three months ended March 31, 2022 compared to $4,850,828 for the three months ended March 31, 2021. The increase in selling, general, and administrative expenses was primarily due to an increase in advertising and marketing costs of $250,282, an increase in professional fees of $150,679, an increase in office, facilities, and vehicles costs $90,153, an increase in office, facilities, and vehicle costs of $90,153, an increase in travel expenses of $34,826, an increase in IT and computer costs of $30,281, an increase in insurance costs of $10,441, and an increase in amortization and depreciation of $2,507. These increases were partially offset by a decrease in payroll and related costs of approximately $214,143 (including a decrease in non-cash compensation in the amount of $5,065), a decrease in banking and credit card fees of $91,798, a decrease in bad debt expense of $3,872, and a decrease in taxes of $3,494. The increases were driven mainly by increases in costs related to  legal, accounting, and other advisor fees and increases in digital marketing fees. In addition an overall increase in cost of goods and labor and other items contributed to the increase in facility and IT costs.

Impairment of Investment

During the three months ended March 31, 2021, the founder of one of the food related companies passed away in an untimely tragic accident, and as a result the food related company ceased operations and the Company recognized an impairment in the amount of $209,850 in connection with that investment. There is no comparable transaction in the current period.

Gain on Interest Rate Swap

During the three months ended March 31, 2022, the Company recognized a gain on the interest rate swap in the amount of $294,000 in connection with the termination of the interest rate swap. There is no comparable transaction in the prior period.

Other leasing income

During the three months ended March 31, 2022, the Company recognized revenue in the amount of $5,090 in connection with the lease of space in our Mountaintop warehouse facility, a decrease of $50 or approximately 1% compared to $5,140 during the three months ended March 31, 2021.

Interest expense, net

Interest expense, net of interest income, decreased by $7,345 or approximately 8% to $82,973 during the three months ended March 31, 2022, compared to $90,318 during the three months ended March 31, 2021. Interest accrued or paid on the Company’s commercial loans and notes payable decreased by $1,032 to $76,148 during the current period primarily as a result of decreased principal balances. In addition, interest associated with the interest rate swap was $5,632 during the three months ended March 31, 2022 compared to $6,094 in the prior period, a decrease of $462. The interest rate swap was terminated during the current period. Interest on the PPP loans decreased by $5,571, from $0 during the current period compared to $5,571 during the three months ended March 31, 3021. The Company’s PPP loans have all been forgiven as of March 31, 2022. Interest income was $1,989 for the period ended March 31, 2022, an increase of $280 compared to interest income of $1,709 during the prior period due to higher cash balances. Interest on the Company’s note payable was $94 for the three months ended March 31, 2022 and 2021. We also amortized $3,088 of loan fees to interest expense during the period ended March 31, 2022 and 2021.

Net loss

For the reasons above, the Company had a net loss for the three months ended March 31, 2022 of $1,230,377 which is a decrease of $613,494 or 33% compared to a net loss of $1,843,871 during the three months ended March 31, 2021. The net loss for the three months ended March 31, 2022 includes a total of $298,060 in non-cash charges, including non-cash compensation in the amount of $152,726, depreciation and amortization expense of $138,361, and amortization of prepaid loan fees in the amount of $3,088.

The loss for the three months ended March 31, 2021 includes a total of $509,304 in non-cash charges, including impairment of investment of $209,850, depreciation and amortization expense of $135,854, non-cash compensation in the amount of $157,791, amortization of the discount on notes payable of $3,088, and provision for doubtful accounts of $2,721.

Liquidity and Capital Resources at March 31, 2022

As of March 31, 2022 the Company had current assets of $10,132,629 consisting of cash and cash equivalents of $3,111,168, trade accounts receivable of $3,422,003, inventory of $3,209,945, and other current assets of $389,513. Also, at March 31, 2022, the Company had current liabilities of $8,612,694, consisting of trade payable and accrued liabilities of $4,473,440, accrued interest of $42,794, deferred revenue of $1,250,944, line of credit of $2,000,000, lease liabilities – operating leases, current portion of $63,361, lease liabilities – financing leases, current portion of $182,664, current portion of contingent liabilities of $187,000, and current portion of notes payable of $412,491.

During the three months ended March 31, 2022, the Company had cash used in operating activities of $2,873,290. Cash used in operations consisted of the Company’s consolidated net loss of $1,230,377 increased by recovery of doubtful accounts of ($1,115); these items were reduced by stock based compensation in the amount of $152,726, depreciation and amortization of $138,361, amortization of right-to-use asset of $19,691, and amortization of prepaid loan fees of $3,088. The Company’s cash position also decreased due to a change in the components of current assets and liabilities in the amount of $1,955,664.

The Company had cash used in investing activities of $4,760 for the three months ended March 31, 2022, which consisted of cash paid for the acquisition of property and equipment.

The Company had cash flow from financing activities of $133,453 for the three months ended March 31, 2022, which consisted of principal payments made on notes payable of $92,816 and principal payments on financing leases of $40,637.

The Company had net working capital of $1,519,935 as of March 31, 2022. The Company used cash in operations during the three months ended March 31, 2022 in the amount of $2,873,290. This compares to cash used in operations of $3,497,010 during the three months ended March 31, 2021. The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines. As of March 31, 2022, we do not have any material long-term obligations other than those described in Notes 6, 7, 12, 13, and 14 to the financial statements included in this report. As we seek to increase our sales of new items and enter new markets, acquire new businesses as well as identify new and other consumer and food service oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

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

2022 Plans

Since 2020 the world has been in the grip of a pandemic which has wreaked havoc on economies world-wide, including in the U.S., which is our primary market. As a result of the pandemic, restaurants, hotels, country clubs, casinos, catering houses and other of our primary customers have either been closed completely or are only partially open with significantly reduced operations. Accordingly, foodservice revenues, which historically have been a significant overall portion of our revenues have been significantly reduced as most foodservice establishments cross the United States closed or had limited operations. As a result, foodservice revenue commencing in the second half of March 2020 and continuing throughout the year and into 2021, experienced unprecedented declines. In 2022, as the pandemic has begun to decline in the United States and foodservice establishments have begun to reopen and travel has resumed, we have experienced strong foodservice revenue growth. Concurrently, while ecommerce revenues remained above pre-pandemic historical levels, lower deferred revenues recognized in the first quarter of 2022 and decreases in COVID-19 driven demand in 2022 compared to 2021 partially driven by the continued re-opening of bricks and mortar stores, impacted e-commerce revenues.

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

Furthermore, the Company intends to continue to expand its activities in the direct-to-consumer space and the overall consumer packaged goods (CPG) space through leveraging its overall capabilities in the consumer space, including leveraging its direct to consumer e-commerce platform to reach both additional customers in multiple channels, and to expand availability of its e-commerce capabilities to additional products and markets.

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

Inflation

In the opinion of management, during the three months ended March 31, 2022, inflation has not had a material effect on the Company’s financial condition or results of its operations.

RISK FACTORS

The Company’s business and success is subject to numerous risk factors as detailed in its Annual Report on Form 10-K for the year ended December 31, 2021 and other of its Current Reports on Form 8-K, all of which reports are available at no cost at www.sec.gov.

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

(a) Evaluation of disclosure controls and procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act.) as of the end of the period covered by this Quarterly Report, have identified a control deficiency regarding the integration of two acquisitions in 2018 and as a result management has concluded our internal control over financial reporting was ineffective at March 31, 2022 at the reasonable assurance level. Management of the Company believes that this deficiency is primarily due to the smaller size of the company’s accounting staff in relation to certain continued system integrations related to the 2018 acquisitions of certain assets of igourmet LLC and Mouth Foods, Inc. To address this matter, we have expanded our accounting staff and we expect to retain additional qualified personnel to continue to remediate this control deficiency in the future. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

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

SIGNATURE	TITLE	DATE

/s/ Sam Klepfish	Chief Executive Officer	May 16, 2022
Sam Klepfish

/s/ Richard Tang	Chief Financial Officer	May 16, 2022
Richard Tang