Form 10-Q
period 2022-09-30
INNOVATIVE FOOD HOLDINGS INC
filed 2022-11-14
CIK 312257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,779,010 shares of common stock outstanding as of November 8, 2022.

INNOVATIVE FOOD HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,752,404	$6,122,671
Accounts receivable, net	4,670,645	3,256,764
Inventory	2,937,098	3,109,984
Other current assets	336,350	314,107
Total current assets	10,696,497	12,803,526

Property and equipment, net	8,008,057	8,186,227
Investments	286,725	286,725
Right of use assets, operating leases, net	168,344	232,381
Right of use assets, finance leases, net	603,803	669,039
Other amortizable intangible assets, net	41,325	72,218
Tradenames and other unamortizable intangible assets	1,532,822	1,532,822
Total assets	$21,337,573	$23,782,938

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$6,070,249	$5,702,905
Accrued interest, current portion	18,008	29,349
Deferred revenue	1,094,649	1,631,406
Line of Credit	2,014,333	2,000,000
Notes payable - current portion, net of discount	5,667,485	412,961
Lease liability - operating leases, current	63,569	74,088
Lease liability - finance leases, current	188,818	159,823
Contingent liability - current portion	187,000	187,000
Total current liabilities	15,304,111	10,197,532

Lease liability - operating leases, non-current	104,775	158,293
Lease liability - finance leases, non-current	382,286	499,240
Contingent liability - long-term	108,600	108,600
Note payable - long term portion, net	1,899	5,409,172
Total liabilities	15,901,671	16,372,837

		-

Commitments & Contingencies (see note 17)
Stockholders' equity
Common stock: $0.0001 par value; 500,000,000 shares authorized; 50,616,590 and 48,879,331 shares issued, and 47,779,010 and 46,041,751 shares outstanding at September 30, 2022 and December 31, 2021, respectively	5,057	4,885
Additional paid-in capital	42,132,756	41,662,710
Treasury stock: 2,623,171 and 2,623,171 shares outstanding at September 30, 2022 and December 31, 2021, respectively.	(1,141,370)	(1,141,370)
Accumulated deficit	(35,560,541)	(33,116,124)
Total stockholders' equity	5,435,902	7,410,101

Total liabilities and stockholders' equity	$21,337,573	$23,782,938

See condensed notes to these unaudited consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021

Revenue	$20,059,982	$15,207,353	$56,226,249	$41,362,816
Cost of goods sold	15,546,132	11,427,343	43,537,570	30,471,401
Gross margin	4,513,850	3,780,010	12,688,679	10,891,415

Selling, general and administrative expenses	4,320,981	4,998,673	15,015,456	14,512,803
Total operating expenses	4,320,981	4,998,673	15,015,456	14,512,803

Operating (loss) income	192,869	(1,218,663)	(2,326,777)	(3,621,388)

Other income (expense:)
Impairment of investment	-	-	-	(209,850)
Gain on interest rate swap	-	-	294,000	-
Gain on forgiveness of debt	-	1,665,818	-	1,665,818
Loss on extinguishment of debt	-	-	(40,556)	-
Other leasing income	785	1,900	8,169	8,940
Interest expense, net	(183,908)	(82,029)	(379,253)	(257,889)
Total other income (expense)	(183,123)	1,585,689	(117,640)	1,207,019

Net (loss) income before taxes	9,746	367,026	(2,444,417)	(2,414,369)

Income tax expense	-	-	-	-

Net (loss) income	$9,746	$367,026	$(2,444,417)	$(2,414,369)

Net (loss) income per share - basic	$0.00	$0.01	$(0.05)	$(0.06)

Net (loss) income per share - diluted	$0.00	$0.01	$(0.05)	$(0.06)

Weighted average shares outstanding - basic	47,390,976	40,253,543	46,838,377	37,254,290

Weighted average shares outstanding - diluted	47,390,976	40,253,543	46,838,377	37,254,290

See condensed notes to these unaudited consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Stockholders' Equity

Three and Nine Months Ended September 30, 2022 and 2021

(unaudited)

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Amount	Value	Capital	Amount	Value	Deficit	Total

Balance - June 30, 2021	38,800,629	$3,877	$37,730,475	2,623,171	$(1,141,370)	$(35,181,188)	$1,411,794
Fair value of vested stock and stock options	335,252	34	160,718	-	-	-	160,752
Common stock sold for cash, net of costs	9,375,000	938	3,579,434	-	-	-	3,580,372
Net income for the three months ended September 30, 2021	-	-	-	-	-	367,026	367,026
Balance - September 30, 2021	48,510,881	$4,849	$41,470,627	2,623,171	$(1,141,370)	$(34,814,162)	$5,519,944

Balance - June 30, 2022	50,014,147	4,997	41,980,090	2,623,171	(1,141,370)	(35,570,287)	5,273,430
Fair value of vested stock and stock options	602,443	60	152,666	-	-	-	152,726
Net income for the three months ended September 30, 2022	-	-	-	-	-	9,746	9,746
Balance - September 30, 2022	50,616,590	$5,057	$42,132,756	2,623,171	$(1,141,370)	$(35,560,541)	$5,435,902

Balance - December 31, 2020	38,209,060	$3,817	$37,415,155	2,623,171	$(1,141,370)	$(32,399,793)	$3,877,809
Fair value of vested stock and stock options	926,821	94	476,038	-	-	-	476,132
Common stock sold for cash, net of costs	9,375,000	938	3,579,434	-	-	-	3,580,372
Net loss for the nine months ended September 30, 2021	-	-	-	-	-	(2,414,369)	(2,414,369)
Balance - September 30, 2021	48,510,881	$4,849	$41,470,627	2,623,171	$(1,141,370)	$(34,814,162)	$5,519,944

Balance - December 31, 2021	48,879,331	4,885	41,662,710	2,623,171	(1,141,370)	(33,116,124)	7,410,101
Fair value of vested stock and stock options	1,560,957	155	458,023	-	-	-	458,178
Offering expenses for stock previously sold for cash	-	-	(50,000)	-	-	-	(50,000)
Common stock issued for services	176,302	17	59,931	-	-	-	59,948
Fair value of options issued to consultant	-	-	2,092	-	-	-	2,092
Net loss for the nine months ended September 30, 2022	-	-	-	-	-	(2,444,417)	(2,444,417)
Balance - September 30, 2022	50,616,590	$5,057	$42,132,756	2,623,171	$(1,141,370)	$(35,560,541)	$5,435,902

See condensed notes to these unaudited consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2022	2021
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(2,444,417)	$(2,414,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	-	(1,665,818)
Impairment of investment	-	209,850
Depreciation and amortization	423,844	407,704
Amortization of right-of-use asset	50,821	76,005
Amortization of prepaid loan fees	70,618	9,368
Stock based compensation	520,218	476,132
Loss on extinguishment of debt	40,556	-
Provision for doubtful accounts	11,493	32,443

Changes in assets and liabilities:
Accounts receivable, net	(1,425,374)	(1,254,764)
Inventory and other current assets, net	150,643	869,165
Accounts payable and accrued liabilities	386,414	(747,187)
Deferred revenue	(536,757)	(1,861,665)
Contingent liabilities	-	(8,000)
Operating lease liability	(50,821)	(76,005)
Net cash (used in) operating activities	(2,802,762)	(5,947,141)

Cash flows from investing activities:
Acquisition of property and equipment	(107,045)	(14,812)
Net cash used in investing activities	(107,045)	(14,812)

Cash flows from financing activities:
Payment of offering costs for stock previously issued	(50,000)	-
Proceeds from sale of common stock, net of costs		3,580,372
Proceeds from Payroll Protection Plan Loan	-	1,748,414
Principal payments on debt	(169,696)	(299,924)
Principal payments financing leases	(130,459)	(108,528)
Cost of debt financing	(110,305)	-
Net cash provided by (used in) financing activities	(460,460)	4,920,334

Decrease in cash and cash equivalents	(3,370,267)	(1,041,619)

Cash and cash equivalents at beginning of period	6,122,671	5,060,015

Cash and cash equivalents at end of period	$2,752,404	$4,018,396

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$187,090	$250,967

Taxes	$-	$-

Non-cash investing and financing activities:
Increase in right of use assets & liabilities – new leases	$-	$88,359
Decrease in right of use assets & liabilities – cancellation of lease	$13,216	$-
Finance lease for fixed assets	$42,500	$21,885
Debt to Fifth Third Bank paid directly by Maple Mark Bank	$7,695,866	$-
Reclassification of accounts receivable to other assets	$-	$22,380

See condensed notes to these unaudited consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Innovative Food Holdings, Inc., and its wholly owned subsidiaries, some of which are non-operating, Artisan Specialty Foods, Inc. (“Artisan”), Food Innovations, Inc. (“FII”), Food New Media Group, Inc. (“FNM”), Organic Food Brokers, LLC (“OFB”), Gourmet Foodservice Group, Inc. (“GFG”), Gourmet Foodservice Group Warehouse, Inc. (“GFW”), Gourmeting, Inc. (“Gourmeting”), Haley Food Group, Inc. (“Haley”), Oasis Sales Corp. (“Oasis”), 4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.), (“Gourmet”), Innovative Food Properties, LLC (“IFP”), Plant Innovations, Inc. (“Plant Innovations”), Innovative Gourmet, LLC (“Innovative Gourmet” or “igourmet”), Food Funding, LLC (“Food Funding”), Logistics Innovations, LLC (L Innovations”), M Innovations, LLC (“M Innovations”), MI Foods, LLC (“MIF”), M Foods Innovations, LLC (“M Foods”), P Innovations, LLC (“P Innovations”), PlantBelly, LLC (“PlantBelly”), Innovative Foods, Inc. (“IFI”) and Innovative Gourmet Partnerships, LLC (“IGP”), and collectively with IVFH and its other subsidiaries, the “Company” or “IVFH”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All material intercompany transactions have been eliminated upon consolidation of these entities.

The accompanying unaudited interim  consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes as contained in Form 10-K for the year ended December 31, 2021. In the opinion of management, the interim unaudited  consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations to be expected for the full year.

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

Use of Estimates

The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounts subject to estimate and judgements are accounts receivable reserves, income taxes, intangible assets, contingent liabilities, operating and finance right of use assets and liabilities, and equity-based instruments. Actual results may differ from these estimates under different assumptions or conditions. We believe our estimates have not been materially inaccurate in past years, and our assumptions are not likely to change in the foreseeable future.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At September 30, 2022 and December 31, 2021, trade receivables from the Company’s largest customer amounted to 27% and 28%, respectively, of total trade receivables. During the nine months ended September 30, 2022 and 2021, sales from the Company’s largest customer amounted to 51% and 48% of total sales, respectively.

The Company maintains cash balances in excess of Federal Deposit Insurance Corporation limits. At September 30, 2022 and December 31, 2021, the total cash in excess of these limits was $403,255 and $4,555,032, respectively.

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

The following table represents the changes in deferred revenue as reported on the Company’s consolidated balance sheets:

Balance as of December 31, 2020	$2,917,676
Cash payments received	591,886
Net sales recognized	(2,376,151)
Balance as of March 31, 2021 (unaudited)	$1,133,411

Cash payments received	375,115
Net sales recognized	(527,991)
Balance as of June 30, 2021 (unaudited)	$980,535

Cash payments received	401,097
Net sales recognized	(325,621)
Balance as of September 30, 2021 (unaudited)	$1,056,011

Balance as of December 31, 2021	$1,631,406
Cash payments received	700,582
Net sales recognized	(1,081,044)
Balance as of March 31, 2022 (unaudited)	$1,250,944

Cash payments received	99,989
Net sales recognized	(128,686)
Balance as of June 30, 2022 (unaudited)	$1,222,247

Cash payments received	385,633
Net sales recognized	(513,231)
Balance as of September 30, 2022 (unaudited)	$1,094,649

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,
	2022	2021
	(unaudited)	(unaudited)
Specialty Foodservice	$17,630,515	$12,060,223
E-Commerce	1,839,541	2,652,307
National Brand Management	336,766	260,934
Logistics	253,160	233,889
Total	$20,059,982	$15,207,353

	Nine Months Ended
	September 30,
	2022	2021
	(unaudited)	(unaudited)
Specialty Foodservice	$46,072,258	$29,049,060
E-Commerce	8,637,210	10,917,318
National Brand Management	872,732	751,865
Logistics	644,049	644,573
Total	$56,226,249	$41,362,816

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

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation. For the three and nine months ended September 30, 2022, 2,300,000 stock options were excluded from the calculation of fully diluted earnings per share because the effect would have been anti-dilutive.  For the three and nine months ended September 30, 2021, 2,225,000 stock options were excluded from the calculation of fully diluted earnings per share because the effect would have been anti-dilutive.

Dilutive shares at September 30, 2022:

Stock Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company at September 30, 2022:

		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Price	of Options	Life (years)
$0.41	125,000	1.57
$0.50	125,000	1.57
$0.60	50,000	3.25
$0.62	360,000	1.25
$0.85	540,000	1.25
$1.00	50,000	3.25
$1.20	1,050,000	1.15
	2,300,000	1.33

Restricted Stock Awards

At September 30, 2022, there are 300,000 unvested restricted stock awards remaining from grants in a prior year. Those 300,000 restricted stock awards will vest as follows: 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days. The fair value of these RSUs at the date of the grants will be charged to operations upon vesting.

Stock Grants

At September 30, 2022, there were an aggregate 86,236 unvested stock grants outstanding due to the Company’s two independent directors. These grants will vest as follows: 25,816 per quarter through December 31, 2022, and 15,106 per quarter through September 30, 2023, and 15,102 during the quarter ended December 31, 2023. The fair value of these stock grants at the date of the grant were charged to operations upon vesting.

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

Significant Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 provides for a new impairment model which requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to, accounts receivable. ASU 2016-13 will become effective for the Company on January 1, 2023 and early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible Preferred Stock. As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. This standard is effective for us on January 1, 2023; adoption of this standard is not expected to have a material effect on our consolidated financial statements and related disclosures.

Management does not believe that any other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

3. LIQUIDITY

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company had an accumulated deficit of $35,560,541 at September 30, 2022 and negative cash flow from operations in the amount of $2,802,762 for the nine months ended September 30, 2022. The Company’s current liabilities exceeded its current assets by $4,607,614 as of September 30, 2022. The Company has reported a net loss of $2,444,417 for the nine months ended September 30, 2022.

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

On June 6, 2022, the Company entered into the following loan agreements with MapleMark: the MapleMark Revolver, with a balance at September 30, 2022 of $2,014,333; the MapleMark Term Loan 1, with a balance at September 30, 2022 of $5,324,733; and the MapleMark Term Loan 2, with a balance at September 30, 2022 $356,800 (the “MapleMark Loans”). See notes 13 and 14. The total debt due to MapleMark at September 30, 2022 was $7,695,866. The purpose of the MapleMark Loans was to recapitalize the Company’s debt by the loans payable to Fifth Third Bank in the aggregate amount of $5,665,456.

The MapleMark Revolver has an initial maturity date of November 28, 2022; the MapleMark Term Loans 1 and 2 have initial maturity dates of November 28, 2022. The Company has applied for, and expects to receive, loan guarantees from the United States Department of Agriculture pursuant to its Business and Industry Guarantee Loan Program, though there can be no assurance that these guarantees will be received. Upon receipt of these loan guarantees, the maturity date of the Revolver will be extended to November 28, 2023, and the maturity date of the Term Loans will be extended to June 6, 2052. See note 19.

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

4. ACCOUNTS RECEIVABLE

At September 30, 2022 and December 31, 2021, accounts receivable consists of:

	September 30, 2022	December 31, 2021
	(unaudited)
Accounts receivable from customers	$5,036,296	$3,632,695
Allowance for doubtful accounts	(365,651)	(375,931)
Accounts receivable, net	$4,670,645	$3,256,764

During the three and nine months ended September 30, 2022 the Company charged the amount of $3,437 and $11,473 to provision for doubtful accounts, respectively; during the previous period the Company charged the amount of $4,456 and $32,443 to provision for doubtful accounts, respectively.

5. INVENTORY

Inventory consists primarily of specialty food products. At September 30, 2022 and December 31, 2021, inventory consisted of the following:

	September 30, 2022	December 31, 2021
	(unaudited)
Finished Goods Inventory	$2,937,098	$3,109,984

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

On November 8, 2019 the Company, through a newly formed wholly-owned subsidiary, purchased a logistics and warehouse facility (the “Facility”) for $4.5 million. The Facility is approximately 200,000 square feet and is situated on approximately 15 acres in Mountain Top, Pennsylvania. The Facility’s appraised value by a third party appraisal firm in 2022 was $16,400,000. Related to the Facility purchase, the Company entered into a commercial loan agreement for both the purchase price and planned improvements to the Facility. The amount of the loan was $5,500,000, of which $3,600,000 had been utilized at December 31, 2021 in connection with the purchase of the Facility; the lender is Fifth Third Bank and the loan is secured by a mortgage on the property and other Company assets. The interest on the loan is LIBOR plus 2.75%, with interest only payments due through September 30, 2020, thereafter with principal amortized over 20 years with the balance due at maturity on September 2, 2025. Related to Facility purchase, the Company also acquired certain leases from certain tenants of the Facility, all of which were in good standing at the time of purchase. Depreciation on the building began when the Company commenced recognizing revenue from leasing and logistics services associated with the Facility. On October 5, 2020, the Company completed work to upgrade the Facility at a cost of $2,231,458 in order to better support the Company’s focus on e-commerce and logistics. Of the build out costs, $1,900,000 was funded by the loan described below. On June 9, 2022, the principal and interest due on this note in the amount of $5,168,000 and $14,967, respectively, were paid directly to Fifth Third Bank by MapleMark in connection with MapleMark Term Loan 1. (See note 14.)

The following table summarizes property and equipment at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(unaudited)
Land	$1,256,895	$1,256,895
Building	7,191,451	7,191,451
Computer and Office Equipment	607,384	593,566
Warehouse Equipment	376,667	376,667
Furniture and Fixtures	1,017,483	944,233
Vehicles	109,441	109,441
Total before accumulated depreciation	10,559,321	10,472,253
Less: accumulated depreciation	(2,551,264)	(2,286,026)
Total	$8,008,057	$8,186,227

Depreciation and amortization expense for property and equipment amounted to $96,650 and $97,797 for the three months ended September 30, 2022 and 2021, respectively. Depreciation and amortization expense for property and equipment amounted to $285,215 and $298,362 for the nine months ended September 30, 2022 and 2021, respectively.

7. RIGHT OF USE (“ROU”) ASSETS AND LEASE LIABILITIES – OPERATING LEASES

The Company has operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 3 years, some of which include options to extend.

The Company’s lease expense for the three months ended September 30, 2022 and 2021 was entirely comprised of operating leases and amounted to $18,213 and $30,861, respectively. The Company’s lease expense for the nine months ended September 30, 2022 and 2021 was entirely comprised of operating leases and amounted to $60,186 and $89,443, respectively.

The Company’s ROU asset amortization for the three months ended September 30, 2022 and 2021 was $15,659 and $26,305, respectively. The Company’s ROU asset amortization for the nine months ended September 30, 2022 and 2021 was $50,821 and $76,005, respectively.

Right of use assets – operating leases are summarized below:

	September 30, 2022	December 31, 2021
	(unaudited)
Office	$117,412	$148,529
Warehouse equipment	40,558	55,047
Office equipment	10,374	12,677
Vehicles	-	16,128
Right of use assets - operating leases, net	$168,344	$232,381

Operating lease liabilities are summarized below:

	September 30, 2022	December 31, 2021
	(unaudited)
Office	$117,412	$148,529
Warehouse equipment	40,558	55,047
Office equipment	10,374	12,677
Vehicles	-	16,128
Lease liability	$168,344	$232,381
Less: current portion	(63,569)	(74,088)
Lease liability, non-current	$104,775	$158,293

Maturity analysis under these lease agreements are as follows:

For the period ended September 30, 2023	$72,948
For the period ended September 30, 2024	71,901
For the period ended September 30, 2025	37,938
For the period ended September 30, 2026	890
For the period ended September 30, 2027	-
Total	$183,677
Less: Present value discount	(15,333)
Lease liability	$168,344

8. RIGHT OF USE ASSETS – FINANCING LEASES

The Company has financing leases for vehicles and warehouse equipment. (See note 15.) Right of use asset – financing leases are summarized below:

	September 30, 2022	December 31, 2021
	(unaudited)
Vehicles	$404,858	$362,358
Warehouse Equipment	555,416	555,416
Total before accumulated depreciation	960,274	917,774
Less: accumulated depreciation	(356,471)	(248,735)
Total right of use assets - financing leases, net	$603,803	$669,039

Depreciation expense for right of use assets for the three months ended September 30, 2022 and 2021 was $37,128 and $35,036, respectively. Depreciation expense for right of use assets for the nine months ended September 30, 2022 and 2021 was $107,736 and $100,732, respectively.

9. INVESTMENTS

The Company has made investments in certain early stage food related companies which it expects can benefit from synergies with the Company’s various operating businesses. At September 30, 2022 and 2021 the Company has investments in seven food related companies in the aggregate amount of $286,725. The Company does not have significant influence over the operations of these companies.

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

Long-lived Impairment Test

Long-lived assets, including other intangible assets, were tested for recoverability at the asset group level. The Company estimated the net undiscounted cash flows expected to be generated from the asset group over the expected useful life of the asset group’s primary asset. Key assumptions include future revenues, growth rates, estimates of future levels of gross profit and operating profit and projected capital expenditures necessary to maintain the operating capacity of each asset group. As a result of the impairment test, it was calculated that the net carrying values of other intangible assets exceeded the undiscounted cash flows for each of the Company’s asset groups by a total of $1,048,692, and the Company was required by the applicable accounting rules to record an impairment charge to operations during the year ended December 31, 2020. At September 30, 2022 and December 31, 2021, the net carrying value of other intangible assets on the Company’s balance sheet was $1,574,147 and $1,605,040, respectively.

The Company acquired certain intangible assets pursuant to the acquisitions through Artisan, Oasis, Innovative Gourmet, OFB, Haley, and M Innovations. The following is the net book value of these assets:

	September 30, 2022 (unaudited)
		Accumulated
	Gross	Amortization	Net
Non-Compete Agreement - amortizable	$505,900	$(505,900)	$-
Customer Relationships - amortizable	3,068,034	(3,068,034)	-
Trade Names and other	1,532,822	-	1,532,822
Internally Developed Technology - amortizable	875,643	(875,643)	-
Website - amortizable	84,000	(42,675)	41,325
Total	$6,066,399	$(4,492,252)	$1,574,147

	December 31, 2021
		Accumulated
	Cost	Amortization	Net
Non-Compete Agreement - amortizable	$505,900	$(505,900)	$-
Customer Relationships - amortizable	3,068,034	(3,068,034)	-
Trade Names and other	1,532,822	-	1,532,822
Internally Developed Technology	875,643	(875,643)	-
Website	84,000	(11,782)	72,218
Total	$6,066,399	$(4,461,359)	$1,605,040

Total amortization expense for the three months ended September 30, 2022 and 2021 was $10,331 and $2,870, respectively. Total amortization expense for the nine months ended September 30, 2022 and 2021 was $30,993 and $8,610, respectively.

11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
	(unaudited)
Trade payables and accrued liabilities	$5,835,854	$5,414,731
Accrued payroll and commissions	234,395	288,174
Total	$6,070,249	$5,702,905

12. ACCRUED INTEREST

At September 30, 2022, accrued interest on notes outstanding was $18,008. During the three months ended September 30, 2022 and 2021, the Company paid cash for interest in the aggregate amount of $58,292 and $88,331, respectively. During the nine months ended September 30, 2022 and 2021, the Company paid cash for interest in the aggregate amount of $187,090 and $250,967, respectively.

13. REVOLVING CREDIT FACILITIES

	September 30, 2022	December 31, 2021
	(unaudited)

On June 6, 2022, the Company entered into a revolving credit facility with MapleMark Bank ("MapleMark”, the “MapleMark Revolver”) in the initial amount of $2,014,333. This amount was paid by MapleMark directly to Fifth Third Bank in satisfaction of the Fifth Third Bank Line of Credit. Any amounts borrowed under the MapleMark Revolver will bear interest at the greater of (a) the Base Rate (the rate of interest per annum quoted in the “Money Rates” section of The Wall Street Journal from time to time and designated as the “Prime Rate”) plus 0.25% per annum and (b) 3.50% per annum. The MapleMark Revolver matures on November 28, 2022 and in the event United States Department of Agriculture issues a guarantee of repayment of the MapleMark Revolver in favor of the Company pursuant to its Business and Industry Loan Guarantee Program (the “USDA Guarantee”), at the Company’s option, the amount of the MapleMark Revolver can be expanded to $3,000,000 and its term extended to November 28, 2023. The Company has applied for a USDA Guarantee; at September 30, 2022, this guarantee had not yet been received. The MapleMark Revolver contains negative covenants that, subject to certain exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The Company is also subject to a fixed charge coverage ratio covenant for the Revolver Loan as described in more detail in the MapleMark Revolver. The Company recorded a discount to this loan in the amount of $29,832 in connection with financing costs; $13,532 and $17,623 of this amount was amortized to interest expense during the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2022, the Company paid interest in the amount of $34,355 on the MapleMark Revolver.

	$2,014,333	$-

Line of credit facility with Fifth Third Bank in the original amount of $2,000,000 with an interest rate of LIBOR plus 3.00% (the “Fifth Third Bank Line of Credit”). Effective August 1, 2019, this credit facility was extended to August 1, 2021. Effective as of July 31, 2021 this credit facility was extended to November 1, 2021: effective as of October 29, 2021, this credit facility was extended to March 1, 2022; and effective March 1, 2022, this credit facility was extended to June 30, 2022. The debt covenants of this credit facility were waived until June 30, 2022. On March 20, 2020, the Company drew down the amount of $2,000,000. During the three and nine months ended September 30, 2022, the Company paid interest in the amount of $22,459 and $44,681 respectively, on the Fifth Third Bank Line of Credit. On June 9, 2022, the total outstanding principal in the amount of $2,000,000 and accrued interest in the amount of $14,333 were paid directly to Fifth Third Bank by MapleMark in connection with the MapleMark Revolver. The Fifth Third Bank Line of Credit is paid in full.

	$-	$2,000,000

Total	$2,014,333	$2,000,000

14. NOTES PAYABLE

September 30, 2022	December 31, 2021
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

Amounts outstanding under the Term Loans will bear interest at the rate equal to the lesser of (a) the Maximum Lawful Rate, or (b) the greater of (i) WSJP (the “Prime Rate” as published by The Wall Street Journal) plus 1.25% per annum or (ii) 4.50% per annum. The Term Loan Agreements contain negative covenants that, subject to certain exceptions, limits the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The Term Loan Agreements also provides that the Company and its subsidiaries on a consolidated basis, meet a Fixed Charge Coverage Ratio as described in detail in the Loan Agreements. The Term Loan Agreements contain events of default that are customary for a facility of this nature, including (subject in certain cases to grace periods and thresholds) nonpayment of principal, nonpayment of interest, fees or other amounts, material inaccuracy of representations and warranties, violation of covenants, cross-default to certain other existing indebtedness, bankruptcy or insolvency events, and certain judgment defaults as specified in the Term Loan Agreements. If an event of default occurs, the maturity of the amounts owed under the Term Loan Agreements may be accelerated. The obligations under the Term Loan Agreements are guaranteed by the Company and IFP and are secured by mortgages on their real estate located in Florida, Illinois, and Pennsylvania and substantially all of their assets, in each case, subject to certain exceptions and permitted liens. The Company recorded a discount to this loan in the amount of $57,106 in connection with financing costs; $25,904 and $33,736 of this amount was amortized to interest expense during the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2022, the Company accrued interest in the amount of $88,856 and $108,380 on this loan, respectively.

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

Amounts outstanding under the Term Loans will bear interest at the rate equal to the lesser of (a) the Maximum Lawful Rate, or (b) the greater of (i) WSJP (the “Prime Rate” as published by The Wall Street Journal) plus 1.25% per annum or (ii) 4.50% per annum. The Term Loan Agreements contain negative covenants that, subject to certain exceptions, limits the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The Term Loan Agreements also provides that the Company and its subsidiaries on a consolidated basis, meet a Fixed Charge Coverage Ratio as described in detail in the Loan Agreements. The Term Loan Agreements contain events of default that are customary for a facility of this nature, including (subject in certain cases to grace periods and thresholds) nonpayment of principal, nonpayment of interest, fees or other amounts, material inaccuracy of representations and warranties, violation of covenants, cross-default to certain other existing indebtedness, bankruptcy or insolvency events, and certain judgment defaults as specified in the Term Loan Agreements. If an event of default occurs, the maturity of the amounts owed under the Term Loan Agreements may be accelerated. The obligations under the Term Loan Agreements are guaranteed by the Company and IFP and are secured by mortgages on their real estate located in Florida, Illinois, and Pennsylvania and substantially all of their assets, in each case, subject to certain exceptions and permitted liens. The Company recorded a discount to this loan in the amount of $23,367 in connection with financing costs; $10,599 and $13,804 of this amount was amortized to interest expense during the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2022, the Company accrued interest in the amount of $5,954 and $7,262 on this loan, respectively.

$356,800	$-

Secured mortgage note payable for the acquisition of land and building in Bonita Springs, Florida in the amount of $546,000. Principal payments of $4,550 plus interest at the rate of Libor plus 3% are due monthly. The balance of the principal amount was originally due February 28, 2018. On March 23, 2018 and effective February 26, 2018, this note was amended and renewed in the amount of $273,000, with monthly payments of principal and interest of $4,550 payable through the maturity date of February 28, 2023. During the three months ended September 30, 2022, the Company made payments of principal and interest on this note in the amounts of $9,100 and $151, respectively; and during the nine months ended September 30, 2022, the Company made payments of principal and interest on this note in the amounts of $22,750 and $655, respectively. On June 9, 2022, the principal and interest due on this note in the amount of $45,500 and $66, respectively, were paid directly to Fifth Third Bank by MapleMark in connection with MapleMark Term Loan 2.

	$-	$68,250

Secured mortgage note payable for the acquisition of land and building in Broadview, Illinois in the amount of $980,000. Principal payments of $8,167 plus interest at the rate of LIBOR plus 2.75% are due monthly through April 2020, the remaining principal balance in the amount of $490,000 was originally due May 29, 2020. Effective May 29, 2020, the note was amended and renewed such that principal payments of $8,303 plus accrued interest were due beginning June 29, 2020 and continuing for sixty months; the entire principal balance and all accrued interest will be due on May 29, 2025. During the three months ended September 30, 2022, the Company made payments of principal and interest on this note in the amounts of $16,333 and $1,305, respectively; during the nine months ended September 30, 2022, the Company made payments of principal and interest on this note in the amounts of $40,833 and $3,781, respectively. On June 9, 2022, the principal and interest due on this note in the amount of $310,333 and $901, respectively, were paid directly to Fifth Third Bank by Maple Mark in connection with MapleMark Term Loan 2.

	$-	$351,165

Promissory note dated March 22, 2019 in the original amount of $391,558 (the “Artisan Equipment Loan”) payable to Fifth Third Bank. This loan is secured by the Company’s tangible and intangible personal property and bears interest at the rate of 5.20%. The entire principal balance and all accrued interest is due on the maturity date of March 21, 2024. Monthly payments in the amount of $7,425 including principal and interest commenced in April, 2019. During the year ended December 31, 2019, equipment financed under the Artisan Equipment Loan in the amount of $33,075 was returned for credit. During the three months ended September 30, 2022, the Company made payments of principal and interest on this loan in the amounts of $12,288 and $1,308, respectively; during the nine months ended September 30, 2022, the Company made payments of principal and interest on this loan in the amounts of $30,523 and $3,467, respectively. On June 9, 2022, the principal and interest due on this note in the amount of $141,623 and $143, respectively, were paid directly to Fifth Third Bank by MapleMark in connection with MapleMark Term Loan 1.

	$-	$172,146

A note payable in the amount of $20,000. The Note was due in January 2006 and the Company is currently accruing interest on this note at 1.9%. During the three and nine months ended September 30, 2022, the Company accrued interest in the amount of $96 and $285, respectively, on this note. At September 30, 2022, accrued interest on this note was $18,008.	$20,000	$20,000

Vehicle acquisition loan dated December 6, 2018 in the original amount of $51,088, payable in sixty monthly installments of $955 including interest at the rate of 4.61% maturing November 5, 2023. During the three months ended September 30, 2022, the Company made principal and interest payments in the amount of $2,694 and $168, respectively, on this loan; during the nine months ended September 30, 2022, the Company made principal and interest payments in the amount of $7,991 and $601, respectively.	$12,992	$20,984

	September 30, 2022	December 31, 2021
	(unaudited)

Secured mortgage facility in the amount of $5,500,000 with Fifth Third Bank for the acquisition of land and building in Mountaintop, Pennsylvania dated November 8, 2019 (the “Fifth Third Mortgage Facility”). The Fifth Third Mortgage Facility is secured by the assets acquired. During the year ended December 31, 2019, the Company drew down $3,600,000 of this facility. During the year ended December 31, 2020, the Company drew down an additional $1,900,000 of this facility. The interest rate is LIBOR plus 2.75% with interest only due through September 30, 2020, thereafter with principal amortized at a 20 years amortization rate and the balance due on the maturity date of September 2, 2025. The Company prepaid loan fees in connection with this loan in the amount of $72,916 which are considered a discount to the loan and are being amortized over the term of the note; during the three and nine months ended September 30, 2022, $0 and $5,456, respectively, of this discount was amortized to interest expense. During the three months ended September 30, 2022, the Company made principal and interest payments in the amount of $0 and $13,351, respectively, on this loan; during the nine months ended September 30, 2022, the Company made principal and interest payments in the amount of $0 and $51,151, respectively, on this loan. On June 9, 2022, the principal and interest due on this note in the amount of $5,168,000 and $14,967, respectively, were paid directly to Fifth Third Bank by MapleMark in connection with MapleMark Term Loan 1. The Company recorded a loss in the amount of $40,556 on this transaction in connection with the write-off of the unamortized portion of the discount.

The Company also had in place an interest rate swap agreement (the “Fifth Third Interest Rate Swap”) with Fifth Third bank in connection with the Fifth Third Mortgage Facility. Pursuant to the Fifth Third Interest Rate Swap, the Company paid an additional base rate of 0.59% reduced by the difference between an initial LIBOR rate of 0.1513% and the month-end LIBOR rate resulting in additional interest expense of $0 and $5,632, respectively, during the three and nine months ended September 30, 2022. On March 28, 2022 the Interest Rate Swap was terminated. Upon termination the Company received a cash payment of $294,000, which is reflected as a gain on the interest rate swap on the statement of operations for the nine months ended September 30, 2022.

	$-	$5,235,600

Total	$5,714,526	$5,868,145
Discount	(45,142)	(46,012)
Net of discount	$5,669,384	$5,822,133

Current portion	$5,712,627	$458,973
Long-term maturities	1,899	5,409,172
Total	$5,714,526	$5,868,145

Aggregate maturities of long-term notes payable as of September 30, 2022 are as follows:

For the period ended September 30,

2023	$5,712,627
2024	1,899
2025	-
2026	-
2027	-
Total	$5,714,526

15. LEASE LIABILITIES - FINANCING LEASES

	September 30, 2022	December 31, 2021
	(unaudited)
Financing lease obligation under a lease agreement for a forklift dated July 12, 2021 in the original amount of $16,070 payable in thirty-six monthly installments of $489 including interest at the rate of 6.01%. During the three months ended September 30, 2022, the Company made principal and interest payments on this lease obligation in the amounts of $1,307 and $159, respectively. During the nine months ended September 30, 2022, the Company made principal and interest payments on this lease obligation in the amounts of $3,865 and $536, respectively.	$9,723	$13,588

Financing lease obligation under a lease agreement for a pallet truck dated July 15, 2021 in the original amount of $5,816 payable in thirty-six monthly installments of $177 including interest at the rate of 6.01%. During the three months ended September 30, 2022, the Company made principal and interest payments on this lease obligation in the amounts of $473 and $58, respectively. During the nine months ended September 30, 2022, the Company made principal and interest payments on this lease obligation in the amounts of $1,398 and $194, respectively.	$3,520	$4,918

Financing lease obligation under a lease agreement for warehouse furniture and equipment truck dated October 14, 2020 in the original amount of $514,173 payable in sixty monthly installments of $9,942 including interest at the rate of 6.01%. During the three months ended September 30, 2022, the Company made principal and interest payments on this lease obligation in the amount of $24,672 and $5,153, respectively. During the nine months ended September 30, 2022, the Company made principal and interest payments on this lease obligation in the amount of $72,920 and $16,556, respectively.	$326,768	$399,688

Financing lease obligation under a lease agreement for a truck dated March 31, 2020 in the original amount of $152,548 payable in eighty-four monthly installments of $2,188 including interest at the rate of 5.44%. During the three months ended September 30, 2022, the Company made principal and interest payments on this lease obligation in the amounts of $5,118 and $1,447, respectively. During the nine months ended September 30, 2022, the Company made principal and interest payments on this lease obligation in the amounts of $15,147 and $4,546, respectively.	$102,873	$118,020

Financing lease obligation under a lease agreement for a truck dated November 5, 2018 in the original amount of $128,587 payable in seventy monthly installments of $2,326 including interest at the rate of 8.33%. During the three months ended September 30, 2022, the Company made principal and interest payments on this lease obligation in the amounts of $5,869 and $1,109, respectively. During the nine months ended September 30, 2022, the Company made principal and interest payments on this lease obligation in the amounts of $17,247 and $3,684, respectively.	$49,279	$66,526

Financing lease obligation under a lease agreement for a truck dated August 23, 2019 in the original amount of $80,413 payable in eighty-four monthly installments of $1,148 including interest at the rate of 5.0%. During the three months ended September 30, 2022, the Company made principal and interest payments on this lease obligation in the amounts of $2,821 and $623, respectively. During the nine months ended September 30, 2022, the Company made principal and interest payments on this lease obligation in the amounts of $8,358 and $1,974, respectively.	$47,965	$56,323

Financing lease obligation under a lease agreement for a truck dated February 4, 2022 in the original amount of $42,500 payable in twenty-four monthly installments of $1,963 including interest at the rate of 10.1%. During the three months ended September 30, 2022, the Company made principal and interest payments on this lease obligation in the amounts of $5,022 and $868, respectively. During the nine months ended September 30, 2022, the Company made principal and interest payments on this lease obligation in the amounts of $11,524 and $2,219, respectively.	$30,976	$-

Total	$571,104	$659,063

Current portion	$188,818	$159,823
Long-term maturities	382,286	499,240
Total	$571,104	$659,063

Aggregate maturities of lease liabilities – financing leases as of September 30, 2022 are as follows:

For the period ended September 30,

2023	$188,818
2024	183,361
2025	151,984
2026	36,148
2027	10,793
Thereafter	-
Total	$571,104

16. RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2022:

Vesting of shares to officers

During the nine months ended September 30, 2022 in connection with stock based compensation based upon the terms of employment agreements with its employees and compensation agreements with the Company’s independent board members, the Company charged to operations the amount of $30,000 for the vesting of a total of 77,440 shares of common stock issuable to two of its independent board members, and $421,200 for the vesting of a total of 1,483,517 shares of common stock issuable to its Chief Executive Officer pursuant to his employment agreement. The Company also recognized non-cash compensation in the amount of $6,978 during the nine months ended September 30, 2022 in connection with stock options issuable to management and board members.

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

17. COMMITMENTS AND CONTINGENCIES

Contingent Liability

Pursuant to the igourmet Asset Purchase Agreement, the Company recorded contingent liabilities in the original amount of $787,800. This amount relates to certain performance-based payments over the twenty-four months following the acquisition date as well as to certain additional liabilities that the Company has evaluated and has recorded on a contingent basis. During the year ended December 31, 2018, the Company reduced this amount by $392,900 as the performance goals for the first year were not met. During the year ended December 31, 2019, the Company reduced this amount by $132,300 as the performance goals for the second year were not met. During the year ended December 31, 2019, the Company paid the amount of $39,000 in connection with the additional liabilities. During the three and nine months ended September 30, 2022, the Company paid the amount of $0 and $8,000, respectively, in connection with the additional liabilities. At September 30, 2022 and December 31, 2021, the amount of $67,000 remains on the Company’s consolidated balance sheet as a current contingent liability, and $108,600 as a long term contingent liability.

Pursuant to the Mouth Foods LLC Asset Acquisition, the Company recorded contingent liabilities in the amount of $240,576. These amounts relate to the estimate of certain performance-based payments following the acquisition date as well as to certain additional liabilities that the Company has evaluated and has recorded on a contingent basis. During the year ended December 31, 2019, the Company paid the amount of $120,576 in connection with these liabilities. At September 30, 2022 and December 31, 2021, $120,000 is classified as a current contingent liability and is included in accounts payable and accrued liabilities.

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

18. EQUITY

Common Stock

At September 30, 2022 and December 31, 2021, a total of 2,837,580 shares are deemed issued but not outstanding by the Company. These include 2,623,171 shares of treasury stock.

Nine months ended September 30, 2022:

During the nine months ended September 30, 2022 in connection with stock based compensation based upon the terms of employment agreements with its employees and compensation agreements with the Company’s independent board members, the Company charged to operations the amount of $30,000 for the vesting of a total of 77,440 shares of common stock issuable to two of its independent board members, and $421,200 for the vesting of a total of 1,483,517 shares of common stock issuable to its Chief Executive Officer pursuant to his employment agreement. The Company also recognized non-cash compensation in the amount of $6,978 during the nine months ended September 30, 2022 in connection with stock options issuable to management and board members.

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

Options

The following table summarizes the options outstanding at September 30, 2022 and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.41	125,000	1.57	$0.41	125,000	$0.41
$0.50	125,000	1.57	$0.50	125,000	$0.50
$0.60	50,000	3.25	$0.60	43,750	$0.60
$0.62	360,000	1.25	$0.62	360,000	$0.62
$0.85	540,000	1.25	$0.85	540,000	$0.85
$1.00	50,000	3.25	$1.00	43,750	$1.00
$1.20	1,050,000	1.15	$1.20	1,050,000	$1.20
	2,300,000	1.33	$0.93	2,287,500	$0.93

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2021	2,100,000	$0.99

Granted	250,000	$0.46
Exercised	-	$-
Cancelled / Expired	(50,000)	$1.20

Options outstanding at September 30, 2022 (unaudited)	2,300,000	$0.93
Options exercisable at September 30, 2022 (unaudited)	2,287,500	$0.93

Aggregate intrinsic value of options outstanding and exercisable at September 30, 2022 and 2021 was $0. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.19 and $0.49 as of September 30, 2022 and 2021, respectively, and the exercise price multiplied by the number of options outstanding.

During the three months ended September 30, 2022 and 2021, the Company charged $2,326 and $35,878, respectively, to operations to recognized stock-based compensation expense for employee and board member stock options.

During the nine months ended September 30, 2022 and 2021, the Company charged $6,978 and $107,836, respectively, to operations to recognized stock-based compensation expense for employee and board member stock options; the Company also charged $2,092 and $0, respectively, to operations to recognize the fair value of options issued to a service provider.

19. SUBSEQUENT EVENTS

As previously disclosed, in June 2022 we entered into three secured loan facilities with MapleMark Bank consisting of a $7,775,680 USDA B&I loan, a $2,680,000 USDA Food and Supply note, and a $3,000,000 Revolving Line of Credit, with total approved proceeds of $13,450,680, of which only $7,695,867 has been funded to date as the remaining funds are contingent of final USDA approval (the “MMB Facilities”).  The MMB Facilities were originally approved as a 6-month bridge facility until full USDA approval was obtained.  Due to the nationwide backup on USDA approvals, such approval has not been opened.  Accordingly, by memo dated October 15, 2022, the Company was advised that, effective November 28, 2022, the current maturity date of the MMB Facilities, the MMB Facilities would be extended for 90 days. We anticipate that loan modification agreements will be signed shortly as well.

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

Provision for Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $365,651 for doubtful accounts receivable at September 30, 2022, and $375,931 at December 31, 2021. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

Effective January 24, 2018, pursuant to an asset acquisition agreement (the “igourmet Asset Acquisition Agreement”), our wholly-owned subsidiary, Innovative Gourmet, LLC acquired substantially all of the assets and certain liabilities of igourmet LLC and igourmet NY LLC, privately-held New York limited liability companies located in West Pittston, Pennsylvania and engaged in the sale, marketing, and distribution of specialty food and specialty food items through www.igourmet.com, online marketplaces, additional direct-to-consumer platforms, distribution to foodservice, retail stores and other wholesale accounts, pursuant to the terms of an Asset Purchase Agreement. The consideration for and in connection with the acquisition consisted of: (i) $1,500,000, which satisfied or reduced secured, priority and administrative debt of Sellers; (ii) in connection with and prior to the acquisition, our wholly-owned subsidiary, Food Funding, LLC (“Food Funding”), funded advances of $325,000 to Sellers on a secured basis, pursuant to certain loan documents and as bridge loans, which loans were reduced by the proceeds of the Asset Purchase Agreement; (iii) the purchase for $200,000 of certain debt owed by Sellers, to be paid out of, if available, Innovative Gourmet’s cash flow; (iv) potential contingent liability allocation for a percentage of Sellers’ approximately $2,300,000 of certain debt, not purchased or assumed by Innovative Gourmet, which under certain circumstances, Innovative Gourmet may determine to pay; and (v) additional purchase price consideration of (a) up to a maximum of $1,500,000, if EBITDA of Innovative Gourmet reaches $800,00 in 2018, (b) up to a maximum of $1,750,000, if EBITDA of Innovative Gourmet in 2019 exceeds its EBITDA in 2018 by at least 20% and if its EBITDA reaches $5,000,000; and (c) up to a maximum of $2,125,000, if EBITDA of Innovative Gourmet in 2020 exceeds its EBITDA in 2019 by at least 20% and if its EBITDA reaches $8,000,000. The EBITDA based earnout shall be paid 37.5% in cash, 25% in IVFH shares valued at the time of the closing of this transaction and 37.5%, at Innovative Gourmet’s option, in IVFH shares valued at the time of the payment of the earnout or in cash. The 2018, 2019 and 2020 earnout milestones were not met. In connection with the acquisition, our wholly owned subsidiary, Food Funding, purchased Seller’s senior secured note at a price of approximately $1,187,000, pursuant to the terms of a Loan Sale Agreement with UPS Capital Business Credit. That note was reduced by the proceeds of the Asset Purchase Agreement. See Item (i) above.

Effective July 6, 2018, pursuant to an asset purchase agreement between Mouth Foods, Inc. (“Mouth”) and our wholly owned subsidiary M Innovations LLC (“M Innovations”) (the “MFI APA”), the Company acquired certain assets of Mouth from MFI (assignment for the benefit of creditors), LLC, in connection with a Delaware assignment proceeding. The MFI APA was accounted for as an acquisition of an ongoing business where the Company was treated as the acquirer and the acquired assets and assumed liabilities were recorded by the Company at their preliminary estimated fair values. Mouth, a privately held New York company operating out of Brooklyn, was an expert curator and online retailer of high quality specialty foods from small-batch makers in the US. The consideration for and in connection with the acquisition consisted of (i) closing related cash payments of $208,355; (ii) additional revenue-based contingent liabilities valued by management at $100,000 related to certain future sales of purchased assets payable under the following terms: payment of 5% of certain revenues, with no payments on the first $500,000 of revenues and no payments on revenues after June 30, 2020; (iii) additional revenue based contingent liabilities of up to $185,000 associated with the purchase of certain debt of the seller; and (iv) additional contingent liability consideration valued by management at approximately $20,000.

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

Relationship with U.S. Foods

We have historically sold the majority of our products through a distributor relationship between FII and Next Day Gourmet, L.P., a subsidiary of U.S. Foods, a leading broadline distributor. These sales amounted to $10,672,314 (53% of total sales) and $7,978,329 (52% of total sales) for the three months ended September 30, 2022 and 2021, respectively. These sales amounted to $28,529,703 (51% of total sales) and $20,082,836 (48% of total sales) for the nine months ended September 30, 2022 and 2021, respectively. On January 26, 2015 we executed a contract between Food Innovations, Inc., our wholly owned subsidiary, and U.S. Foods, Inc. The term of the Agreement is from January 1, 2015 through December 31, 2016 and provides for a limited number of automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew. Based on the terms, the Agreement was extended through 2018. Effective January 1, 2018 the Agreement was further amended to remove the cap on renewals, and provide for an unlimited number of additional 12-month terms unless either party notifies the other in writing, 30 days prior to the end date, of its intent not to renew.

RESULTS OF OPERATIONS

This discussion may contain forward looking statements that involve risks and uncertainties. Our future results could differ materially from the forward looking statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Revenue

Revenue increased by $4,852,629 or approximately 32% to $20,059,982 for the three months ended September 30, 2022 from $15,207,353 prior year. The increase in revenues is primarily attributable to an increase in specialty foodservice revenues which was driven by the nationwide opening of restaurants and other foodservice establishments previously affected by COVID-19 as well as increases in travel related foodservice, and restaurant dining. The increase in specialty foodservice revenue was partially offset with decreases in e-commerce revenues. The decrease in e-commerce revenue during the current period was related to decreases in COVID-19 driven demand in 2022 compared to 2021 partially driven by the continued re-opening of bricks and mortar stores, and by decreases in digital marketing related in part to a more challenging digital marketing environment as compared to 2021 which has been driven partially by industrywide marketing challenges related to expanded privacy rules that significantly reduce data sharing.

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

Cost of goods sold

Our cost of goods sold for the three months ended September 30, 2022 was $15,546,132, an increase of $4,118,789 or approximately 36% compared to cost of goods sold of $11,427,343 for the three months ended September 30, 2021. The increase in cost of goods sold is attributed mainly to increases in revenues. Cost of goods sold was made up of the following expenses for the three months ended September 30, 2022: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $10,668,051; shipping, delivery, handling, and purchase allowance expenses in the amount of $4,753,816; and cost of goods associated with logistics of $124,265. Gross margins as a percentage of sales declined during the current period to 22.5% compared to 24.9% during the comparable period, primarily due to variation in product and revenue mix across our various selling channels, increases in fuel costs and fuel surcharges associated with the higher cost of fuel in the United States and higher shipping costs contributed to the decline in gross margins as a percentage of sales.

In 2022, we continue to price our products in order to increase sales, gain market share and increase the number of our end users and customers. We currently expect, if market conditions, overall economic conditions, and our product revenue mix remain constant, that our cost of goods sold may increase and may result in a decrease in profit margin.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased by $677,692 or approximately 14% to $4,320,981 during the three months ended September 30, 2022 compared to $4,998,673 for the three months ended September 30, 2021. The decrease in selling, general, and administrative expenses was primarily due to a decrease in payroll and related costs in the amount of $301,946 and a decrease in advertising and digital marketing costs of $355,378. Other components of the decrease in sales, general, and administrative expenses include a decrease in computer and IT costs of $22,113; a decrease in professional and legal fees of $20,587, and a decrease in banking and credit card fees of $15,736; and a decrease in insurance costs of $7,092. These decreases were partially offset by an increase in travel and entertainment costs of $17,903, an increase in office & facilities costs of $16,432, and an increase in taxes of $11,124. The decrease in sales, general, and administrative expenses represent the results of our overall cost-cutting efforts as well as the restructuring of our marketing and advertising programs.

Gain on forgiveness of debt

During the three months ended September 30, 2021, the Company recorded a gain on forgiveness of debt in connection with the IVFH PPP Loan in the amount of $1,665,818, consisting of $1,650,221 of principal and $15,597 of accrued interest. There was no comparable transaction in the current period.

Other leasing income

During the three months ended September 30, 2022, the Company recognized income in the amount of $785 in connection with the lease of space in our Mountaintop warehouse facility, a decrease of $1,115 or approximately 59% compared to $1,900 during the three months ended September 30, 2021.

Interest expense, net

Interest expense, net of interest income, increased by $101,879 or approximately 124% to $183,908 during the three months ended September 30, 2022, compared to $82,029 during the three months ended September 30, 2021. Interest accrued or paid on the Company’s commercial loans and notes payable increased by $54,646 to $135,562 during the current period primarily as a result of increases in interest rates. Interest income was $1,999 for the three months ended September 30, 2022, an increase of $141 compared to interest income of $2,140 during the prior period due to lower cash balances. Interest on the Company’s note payable was $96 for the three months ended September 30, 2022 and 2021. Interest expense associated with the amortization of loan fees was $50,036 during the three months ended September 30, 2022, an increase of $46,879 compared to $3,157 during the prior period; the increase was due to loan fees associated with the MapleMark debt.

Net income

For the reasons above, the Company had net income for the three months ended September 30, 2022 of $9,746 which is a decrease of $357,280 or 97% compared to a net income of $367,026 during the three months ended September 30, 2021. The net income for the three months ended September 30, 2022 includes a total of $350,310 in non-cash charges, including non-cash compensation in the amount of $152,726, depreciation and amortization expense of $144,109, amortization of prepaid loan fees in the amount of $50,036, and provision for doubtful accounts of $3,437.

The net income for the three months ended September 30, 2021 includes a one-time gain of $1,665,818 consisting of $1,650,221 of principal and $15,597 of accrued interest related to forgiveness of the IVFH PPP Loan and a total of $304,098 in non-cash charges, including depreciation and amortization expense of $135,731, non-cash compensation in the amount of $160,752, amortization of the discount on notes payable of $3,157, and provision for doubtful accounts of $4,456.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Revenue

Revenue increased by $14,863,433 or approximately 36% to $56,226,249 for the nine months ended September 30, 2022 from $41,362,816 prior year. The increase in revenues is primarily attributable to an increase in specialty foodservice revenues which was driven by the nationwide opening of restaurants and other foodservice establishments previously affected by COVID-19 as well as increases in travel related foodservice, and restaurant dining. The increase in specialty foodservice revenue was partially offset with decreases in e-commerce revenues. The decreases in e-commerce revenues during the current period were related to decreases in COVID-19 driven demand in 2022 compared to 2021 and also by lower recognized revenue in the first quarter of 2022, due to a decline in the value of recognized deferred revenue associated with items ordered in the 4th quarter of the prior year but delivered in the first quarter of the following year. E-commerce revenues were also driven lower by the continued re-opening of bricks and mortar stores, and in part to a more challenging digital marketing environment as compared to 2021 due to industrywide marketing challenges related to expanded privacy rules that significantly reduce data sharing.

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

Cost of goods sold

Our cost of goods sold for the nine months ended September 30, 2022 was $43,537,570, an increase of $13,066,169 or approximately 43% compared to cost of goods sold of $30,471,401 for the nine months ended September 30, 2021. The increase in cost of goods sold which also included inventory adjustment expenses of $316,666, is attributed mainly to increases in revenues. Cost of goods sold was made up of the following expenses for the nine months ended September 30, 2022: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $29,868,964; shipping, delivery, handling, and purchase allowance expenses in the amount of $13,270,633; and cost of goods associated with logistics of $397,973. Gross margins as a percentage of sales declined during the current period to 22.6% compared to 26.3% during the comparable period, primarily due to variation in product and revenue mix across our various selling channels, increases in fuel costs and fuel surcharges associated with the higher cost of fuel in the United States and higher shipping costs contributed to the decline in gross margins as a percentage of sales.

In 2022, we continue to price our products in order to increase sales, gain market share and increase the number of our end users and customers. We currently expect, if market conditions, overall economic conditions, and our product revenue mix remain constant, that our cost of goods sold may increase and may result in a decrease in profit margin.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $502,653 or approximately 3% to $15,015,456 during the nine months ended September 30, 2022 compared to $14,512,803 for the nine months ended September 30, 2021. The increase in selling, general, and administrative expenses was primarily due to an increase in advertising and digital marketing costs of $329,945 which includes an expense of $86,866 in digital marketing fees associated with a settlement of digital marketing fees to a service provider, an increase in professional fees of $213,286 (including $188,986 in expenses associated with the MapleMark loan transaction); an increase in office and facilities expenses of $88,478; an increase in travel expenses of $75,334; an increase in computer and IT costs of $46,540;an increase in insurance costs of $33,543; and an increase in depreciation and amortization of $17,294; and an increase in taxes of $9,674. These increases were partially offset by a decrease in payroll and related costs of $111,876 (including an increase in non-cash compensation of $44,086); a decrease in banking and credit card costs of $179,215; and a decrease in provision for doubtful accounts of $20,950. The decreases were driven primarily by our overall cost cutting efforts.

Impairment of Investment

During the nine months ended September 30, 2021, the founder of one of the food related companies passed away in an untimely tragic accident, and as a result the food related company ceased operations and the Company recognized an impairment in the amount of $209,850 in connection with that investment. There is no comparable transaction in the current period.

Gain on Interest Rate Swap

During the nine months ended September 30, 2022, the Company recognized a gain on the interest rate swap in the amount of $294,000 in connection with the termination of the interest rate swap. There is no comparable transaction in the prior period.

Loss on extinguishment of debt

During the nine months ended September 30, 2022, we entered into a revolving line of credit agreement and two term loan agreements with MapleMark Bank, replacing our revolving line of credit and term loans with Fifth Third Bank. We wrote off the existing discounts to the Fifth Third Bank loans in the amount of $40,556 resulting in a loss on extinguishment of debt. There was no comparable transaction during the nine months ended September 30, 2021.

Gain on forgiveness of debt

During the nine months ended September 30, 2021, the Company recorded a gain on forgiveness of debt in connection with the IVFH PPP Loan in the amount of $1,665,818, consisting of $1,650,221 of principal and $15,597 of accrued interest. There was no comparable transaction in the current period.

Other leasing income

During the nine months ended September 30, 2022, the Company recognized income in the amount of $8,169 in connection with the lease of space in our Mountaintop warehouse facility, a decrease of $771 or approximately 9% compared to $8,940 during the nine months ended September 30, 2021.

Interest expense, net

Interest expense, net of interest income, increased by $121,364 or approximately 47% to $379,253 during the nine months ended September 30, 2022, compared to $257,889 during the nine months ended September 30, 2021. Interest accrued or paid on the Company’s commercial loans and notes payable increased by $84,925 to $308,489 during the current period primarily as a result of increases in interest rates. Interest on the PPP loans decreased by $10,540 to $0 during the current period compared to $10,540 during the nine months ended September 30, 3021. The Company’s PPP loans have all been forgiven as of September 30, 2022. Interest income was $5,984 for the period ended September 30, 2022, an increase of $423 compared to interest income of $5,561 during the prior period due to higher cash balances. Interest on the Company’s note payable was $282 for the nine months ended September 30, 2022 and 2021. Interest expense associated with the amortization of loan fees was $70,618 during the nine months ended September 30, 2022, an increase of $61,250 compared to $9,368 during the prior period due to loan fees associated with the MapleMark loans.

Net loss

For the reasons above, the Company had a net loss for the nine months ended September 30, 2022 of $2,444,417 which is an increase of $30,048 or 1% compared to a net loss of $2,414,369 during the nine months ended September 30, 2021. The net loss for the nine months ended September 30, 2022 includes a total of $1,066,729 in non-cash charges, including non-cash compensation in the amount of $520,218, depreciation and amortization expense of $423,844, amortization of prepaid loan fees in the amount of $70,618, loss on extinguishment of debt of $40,556, and provision for doubtful accounts of $11,493.

The net loss for the nine months ended September 30, 2021 includes a gain of $1,665 in connection with the forgiveness of the IVFH PPP Loan and a total of $1,135,469 in non-cash charges, including impairment of investment of $209,850, depreciation and amortization expense of $407,676, non-cash compensation in the amount of $476,132, amortization of the discount on notes payable of $9,368, and provision for doubtful accounts of $32,443.

Liquidity and Capital Resources at September 30, 2022

As of September 30, 2022 the Company had current assets of $10,696,497 consisting of cash and cash equivalents of $2,752,404, trade accounts receivable of $4,670,645, inventory of $2,937,098, and other current assets of $336,350. Also, at September 30, 2022, the Company had current liabilities of $15,304,111, consisting of trade payable and accrued liabilities of $6,070,249, accrued interest of $18,008, deferred revenue of $1,094,649, line of credit of $2,014,333, notes payable – current portion of $5,667,485, lease liabilities – operating leases, current portion of $63,569, lease liabilities – financing leases, current portion of $188,818, and current portion of contingent liabilities of $187,000.

During the nine months ended September 30, 2022, the Company had cash used in operating activities of $2,802,762. Cash used in operations consisted of the Company’s consolidated net loss of $2,444,417 partially offset by stock based compensation in the amount of $520,218, depreciation and amortization of $423,844, amortization of prepaid loan fees of $70,618; amortization of right-to-use asset of $50,821, loss on extinguishment of debt of $40,556, and provision for doubtful accounts of $11,493. The Company’s cash position also decreased due to a change in the components of current assets and liabilities in the amount of $1,475,895.

The Company had cash used in investing activities of $107,045 for the nine months ended September 30, 2022, which consisted of cash paid for the acquisition of property and equipment.

The Company had cash used in financing activities of $460,460 for the nine months ended September 30, 2022, which consisted of principal payments made on notes payable of $169,696, principal payments on financing leases of $130,459, cost debt financing of $110,305; and payment of offering costs for stock previously accrued of $50,000.

The Company had net working capital deficit of $4,607,614 as of September 30, 2022. The Company used cash in operations during the nine months ended September 30, 2022 in the amount of $2,802,762. This compares to cash used in operations of $5,947,141 during the nine months ended September 30, 2021. On June 6, 2022, the Company completed a financing arrangement with MapleMark Bank, whereby MapleMark provided the company with a revolving credit facility and two term loans in the aggregate amount of $7,695,866. Pursuant to the terms of these loan agreements, the Company has applied for loan guarantees from United States Department of Agriculture. Upon receipt of these guarantees, the revolving loan in the amount of $2,014,333 will be due in 18 months and the term loans in the aggregate amount of $5,681,533 will be due in 30 years, substantially improving the Company’s liquidity. The Company has applied for these guarantees, though there can be no assurance that they will be received.

The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines. As of September 30, 2022, we do not have any material long-term obligations other than those described in Notes 6, 7, 12, 13, and 14 to the financial statements included in this report. As we seek to increase our sales of new items and enter new markets, acquire new businesses as well as identify new and other consumer and food service oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

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

2022 Plans

The world has been in the grip of a pandemic since March 2020 which has wreaked havoc on economies world-wide, including in the U.S., which is our primary market. As a result of the pandemic, restaurants, hotels, country clubs, casinos, catering houses and other segments of our primary customer base have either closed completely or have only recently begun to open with significantly reduced operations. Accordingly, foodservice revenues, which historically have been a significant portion of our overall revenues had been significantly reduced as most foodservice establishments cross the United States closed or had limited operations. As a result, foodservice revenue commencing in the second half of March 2020 and through the end of 2021 experienced unprecedented declines. In 2022, as the pandemic began to recede and foodservice establishments reopened and travel resumed, we have experienced strong foodservice revenue growth. Concurrently, while ecommerce revenues remained above pre-pandemic historical levels, lower deferred revenues recognized in the nine months of 2022 and decreases in COVID-19 driven demand in 2022 compared to 2021 (partially driven by the continued re-opening of bricks and mortar stores), and an increasingly challenging digital marketing environment fueled by industry-wide marketing challenges, including expanded privacy rules that significantly reduce data sharing.

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

Inflation

In the opinion of management, during the nine months ended September 30, 2022, inflation has not had a material effect on the Company’s financial condition or results of its operations.

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

(a) Evaluation of disclosure controls and procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act.) as of the end of the period covered by this Quarterly Report, have identified a control deficiency regarding the integration of two acquisitions in 2018 and as a result management has concluded our internal control over financial reporting was ineffective at September 30, 2022 at the reasonable assurance level. Management of the Company believes that this deficiency is primarily due to the smaller size of the company’s accounting staff in relation to certain continued system integrations related to the 2018 acquisitions of certain assets of igourmet LLC and Mouth Foods, Inc. To address this matter, we have expanded our accounting staff and we expect to retain additional qualified personnel to continue to remediate this control deficiency in the future. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On September 16, 2019, an action (the “PA Action”) was filed in the Court of Common Pleas of Philadelphia County, Trial Division, against, among others, the Company and its wholly owned subsidiaries, Innovative Gourmet LLC and Food Innovations, Inc. Since that time, other parties involved in the incident have joined as plaintiffs in the PA Action. The complaint in the PA Action alleges, inter alia, wrongful death and negligence by a driver formerly employed by Innovative Gourmet, and plaintiffs filed a demand and offer to settle for fifty million dollars. We expect that should a settlement occur, the amount to resolve the Action would be substantially lower. The Company, its subsidiaries, and their employees had auto and umbrella insurance policies, among others, that were in effect for the relevant period. The Company and its subsidiaries’ insurers have agreed to defend the Company, its subsidiaries and the driver in the PA Action (and related actions), subject to a reservation of rights. The Company believes that the likely outcome would result in the liabilities being covered by its insurance carriers. However, if the Company was found responsible for damages in excess of its available insurance coverage, such damages in excess of the coverage could have a material adverse effect on the Company’s operations. The case has been set for trial for April 1, 2024. Because the statute of limitations on the incident has now run, it is not anticipated that any new plaintiffs involved in the incident will come forward against the Company and its subsidiaries.

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

SIGNATURE	TITLE	DATE

/s/ Sam Klepfish	Chief Executive Officer	November 14, 2022
Sam Klepfish

/s/ Richard Tang	Chief Financial Officer	November 14, 2022
Richard Tang