Form 10-K
period 2022-12-31
INNOVATIVE FOOD HOLDINGS INC
filed 2023-03-31
CIK 312257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended

December 31, 2022

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $5,554,043 as of June 30, 2022, based upon a closing price of $0.24 per share for the registrant’s common stock on such date.

On March 28, 2023, a total of 48,756,694 shares of our common stock were outstanding.

INNOVATIVE FOOD HOLDINGS, INC.

Index

EXPLANATORY NOTE

During the fiscal year ended December 31, 2022, there were many uncertainties regarding the current Novel Coronavirus (“COVID-19”) pandemic, including the scope of scientific and health issues, the anticipated duration of the pandemic, and the extent of local and worldwide social, political, and economic disruption. The COVID-19 pandemic has had far-reaching impacts on many aspects of the operations of Innovative Food Holdings, Inc. (the “Company”, “we,” “our” or “us”), directly and indirectly, including on consumer behavior, customer store traffic, production capabilities, timing of product availability, our people, and the market generally. The COVID-19 pandemic has resulted in regional quarantines, labor stoppages and shortages, changes in consumer purchasing patterns, mandatory or elective shut-downs of restaurants, retail locations and other public gatherings, disruptions to supply chains, including the inability of our suppliers and service providers to deliver materials and services on a timely basis, or at all, severe market volatility, liquidity disruptions, and overall economic instability, which, in many cases, have had adverse impacts on our business, financial condition and results of operations.

In light of the situation relating to the COVID-19 pandemic, we took certain precautionary measures intended to help minimize the risk to our Company, employees, and customers, including the following:

●	We identified safety precautions that we implemented in our warehouses and offices From March 2020, and into 2022.
●	Although our warehouse continued to operate, we evaluated their operations in case we had to shut down their operations temporarily at any time in the future.

During the year ended December 31, 2022, we made the determination that COVID-19 possessed no continued serious risk to our employees and our business, and we returned to operating under pre-COVID-19 protocols.

FORWARD LOOKING INFORMATION

MAY PROVE INACCURATE

THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO US THAT ARE BASED ON THE BELIEFS OF MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO US. WHEN USED IN THIS DOCUMENT, THE WORDS “ANTICIPATE,” “BELIEVE,” “ESTIMATE,” “SHOULD,” “MAY,” “COULD,” “PLAN,” AND “EXPECT” AND SIMILAR EXPRESSIONS, AS THEY RELATE TO US, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING THOSE DESCRIBED IN THIS ANNUAL REPORT ON FORM 10-K. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, PLANNED OR EXPECTED. WE DO NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

Index

PART I

ITEM 1. Business

Our History

We (or “IVFH”(or the “Company”) were initially formed in June 1979 as Alpha Solarco Inc., a Colorado corporation. From June 1979 through February 2003, we were either inactive or involved in discontinued business ventures. We changed our name to Fiber Application Systems Technology, Ltd in February 2003. In January 2004, we changed our state of incorporation by merging into Innovative Food Holdings, Inc., a Florida corporation formed for that purpose. As a result of the merger, we changed our name to Innovative Food Holdings, Inc. In January 2004, we also acquired Food Innovations, Inc. (“FII” or “Food Innovations”), a Florida corporation.

On May 18, 2012, the Company executed a Stock Purchase Agreement to acquire all of the issued and outstanding shares of Artisan Specialty Foods, Inc., an Illinois corporation (“Artisan”).

On November 2, 2012, the Company entered into an asset purchase agreement whereby we acquired all existing assets of The Haley Group, LLC.

On June 30, 2014, pursuant to a purchase agreement, the Company purchased 100% of the membership interest of Organic Food Brokers, LLC, a Colorado limited liability company (“OFB”).

On August 15, 2014, pursuant to a merger agreement, the Company acquired The Fresh Diet, Inc. (“FD”). Effective February 23, 2016, the Company closed a transaction to sell 90% of its ownership in FD. There are no continuing cash inflows or outflows to or from FD.

Pursuant to an Asset Purchase Agreement dated as of January 1, 2017 the Company’s wholly-owned subsidiary, Oasis Sales Corp. (“Oasis”), purchased substantially all of the assets of Oasis Sales and Marketing, LLC.

Effective January 24, 2018, pursuant to an asset acquisition agreement, our wholly-owned subsidiary, Innovative Gourmet LLC (“Innovative Gourmet”, “igourmet”), acquired substantially all of the assets and certain liabilities of igourmet LLC and igourmet NY LLC, privately-held New York limited liability companies located in West Pittston, Pennsylvania (collectively, “Sellers”) engaged in the sale, marketing, and distribution of specialty food and specialty food items through www.igourmet.com, online marketplaces, additional direct-to-consumer platforms, distribution to foodservice, retail stores and other wholesale accounts, pursuant to the terms of an Asset Purchase Agreement.

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

Effective July 23, 2019, through our subsidiary P Innovations LLC, we acquired certain assets of GBC Sub, Inc. (d/b/a The GiftBox) (“GiftBox”) (the “GiftBox Asset Purchase Agreement”). GiftBox, a privately held Nevada corporation controlled by David Polinsky, a director of the Company, was in the business of subscription-based ecommerce. The consideration for the assets purchased was a nominal amount of cash.

Our Operations

Our business is currently conducted by our wholly owned subsidiaries, some of which are non-operating, Artisan Specialty Foods, Inc. (“Artisan”), Food Innovations, Inc. (“FII”), Food New Media Group, Inc. (“FNM”), Organic Food Brokers, LLC (“OFB”), Gourmet Foodservice Group, Inc. (“GFG”), Gourmet Foodservice Group Warehouse, Inc. (“GFW”), Gourmeting, Inc. (“Gourmeting”), Haley Food Group, Inc. (“Haley”), Oasis Sales Corp. (“Oasis”), 4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.), (“Gourmet”), Innovative Food Properties LLC (“IFP”), Innovative Gourmet, LLC (“Innovative Gourmet” or “igourmet”), Food Funding, LLC (“Food Funding”), Logistics Innovations, LLC (“L Innovations”), M Innovations, LLC (“M Innovations” or “Mouth”), P Innovations, LLC (“P Innovations”), MI Foods, LLC (“MIF”), M Foods Innovations, LLC (“M Foods”), PlantBelly, LLC (“PlantBelly”), Innovative Foods, Inc. (“IFI”), Innovative Gourmet Partnerships, LLC (“IGP”) and Plant Innovations, Inc. (“Plant Innovations”), and collectively with IVFH and its other subsidiaries, the “Company” or “IVFH” have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All material intercompany transactions have been eliminated upon consolidation of these entities.

Index

Overall, our business activities are focused around the creation and growth of platforms which provides distribution or the enabling of distribution of high quality, unique specialty food and food related products ranging from specialty foodservice products to Consumer-Packaged Goods (“CPG”) products through a variety of sales channels ranging from national partnership based and regionally based foodservice related sales channels to e-commerce sales channels offering products both direct to consumers (“D2C”) and direct to business (“B2B”). In our business model, we receive orders from our customers and then work closely with our suppliers and our warehouse facilities to have the orders fulfilled. In order to maintain freshness and quality, we carefully select our suppliers based upon, among other factors, their quality, uniqueness, reliability and access to overnight courier services. The Company’s new management is reviewing the Company’s operations with a view to increasing sales levels, profit margins, and overall profitability.

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

For The Gourmet has been in the business of providing specialty food via e-commerce through its own website at www.forthegourmet.com and through other ecommerce channels, with unique specialty gourmet food products shipped directly from our network of vendors and from our warehouses within 24 – 72 hours. GFG is focused on expanding the Company’s program offerings to additional customers.

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

Index

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

Our logistics team manages the shipping and delivery process of every package to ensure timely delivery of products to our customers. We have developed the web-based capability to allow customers to seamlessly receive and send personal orders and gifts according to their desired schedule. The logistics manager receives shipping information on all products ordered, and packages are monitored from origin to delivery. In the event that delivery service is interrupted, our logistics department begins the process of expediting the package to its destination or potentially reshipping the package with a goal of 100% customer satisfaction for our customers. Our logistics manager works directly with our suppliers on an ongoing basis, to ensure that the appropriate packaging and shipping specifications are in place at all times. At the beginning of March 2020, as early signs were beginning to emerge that Covid-19 might potentially be a significant issue in the United states, we initiated additional preventative safety measures in our facilities and we continued adding additional preventative safety measures including protective gear for employees, temperature testing, ongoing onsite team of cleaning and sanitizing specialists, social distancing, special no contact package handling protocols. While we continue to assess and modify as appropriate, measures targeted towards the safety of our employees and the safety of our facilities and our products, as of December 31, 2022, we have returned to our pre-COVID-19 protocols.

Relationship with U.S. Foods

We have historically sold the majority of our products, $39,531,207 and $28,415,263, respectively, representing 49% and 46% of total sales, respectively, in each of the years ended December 31, 2022 and 2021, through a distributor relationship between FII, one of our wholly-owned subsidiaries, and subsidiaries of U.S. Foods, a leading broadline distributor. On January 26, 2015 we executed a contract directly between FII and U.S. Foods (the “U.S. Foods Agreement”). The term of the U.S. Foods Agreement was from January 1, 2015 through December 31, 2016 and provided for a limited number of automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew. Based on the terms, the U.S. Foods Agreement was extended through December 31, 2018. Effective January 1, 2018 the U.S. Foods Agreement was further amended to remove the cap on renewals, and provide for an unlimited number of additional 12-month terms unless either party notifies the other in writing, 30 days prior to the end date, of its intent not to renew.

Index

Growth Strategy

To drive growth within the specialty food space, we intend to focus our efforts in demand driven active sales channels and leverage our ability to offer our products across multiple selling channels including to professional chefs within the restaurant channel as well as directly to consumers at home via ecommerce. We expect to continue offering unique and premium quality products as well as new product introduction and innovation to our customers and potential customers. In addition, we plan on continuing to value and strive for a high level of personalized customer service.

We anticipate attempting to grow our business through:

-	Introduction of new products, suppliers, and food trends to customers across all of our sales channels.

-	Increased ecommerce conversion rates by improving the shopping experience on our website.

-	Growth in the number of unique visitors to our various ecommerce sites.

-	Maximize sales of current product catalog to our existing customers and potential new customers.

-	Expansion of availability of branded products and new brands which are consistent with the changing demands of customers in the U.S.

-	Leveraging igourmet.com and mouth.com toward further expansion of our sales and distribution channels either organically or through acquisition.

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

The Company’s new management is reviewing the Company’s operations with a view to increasing sales levels, profit margins, and overall profitability.

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

Insurance

We maintain a Business Owners Policy with a general liability per occurrence limit of $1,000,000 and aggregate policy covering $2,000,000 of liability for all entities. The Company carries an Auto Policy with non-owned automobile bodily injury and property damage coverage with a limit of $1,000,000 for all entities. The Company also carries an Umbrella policy of up to $14,000,000 which covers all entities, along with two excess umbrella policies that sit over the BOP and Umbrella policies. The excess umbrella policies have limits of $5,000,000 and $6,000,000. The Company carries a Cyber policy of up to $2,000,000 which insures the Company and its subsidiaries. The Company carries two Commercial Property Policies, for its buildings in PA and FL, with a limit of up to $12,490,000 for PA and a limit of up to $1,630,000 for FL. Such insurance may not be sufficient to cover all potential claims against us and additional insurance may not be available in the future at a reasonable price.

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

Employees

We currently employ 128 full-time employees, including 7 chefs and 2 executive officers. We believe that our relations with our employees are satisfactory. None of our employees are represented by a union.

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

Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results. In December 2019, a strain of novel coronavirus (COVID-19) causing respiratory illness and death emerged in the city of Wuhan in the Hubei province of China. The coronavirus was declared a global pandemic by the World Health Organization and spread throughout the world, including the United States, resulting in emergency measures such as travel bans, closure of retail stores, and restrictions on gatherings of more than a maximum number of people. Included in these emergency measures is the mandated full or partial closure of restaurants and other foodservice establishments across the United States. These foodservice establishments represent a significant portion of our revenues and their continued closure and/or operation with capacity limits would likely continue to have a detrimental effect on our business.

We believe the risks associated with COVID-19 have significantly diminished during the year ended December 31, 2022. However, the risk of future contagious disease outbreaks remains a significant risk factor for us which could result in economic turmoil. Should a recession occur, either as a result of a pandemic, lack of stability, armed conflicts in various countries or for any other reason, we can expect that our sales, net income and cash flows will be negatively impacted.

We Have a History of Losses Requiring Us to Seek Additional Sources of Capital.

As of December 31, 2022, we had an accumulated deficit of $34,466,126. We cannot assure you that we can achieve profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, or other extraordinary events occur, we will incur losses. Our possible success is dependent upon the successful development and marketing of our services and products, as well as continued expansion of our products and customers, as to which we can give no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel, marketing and promotions, reduced margins caused by competitive pressures and other economic and non-economic factors. These conditions may have a materially adverse effect upon us or may force us to curtail operations. In addition, we could require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. We can give no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Our inability in such instance to obtain sufficient funds from our operations or external sources could require us to curtail operations.

Index

We Have Historically Derived Substantially Most of Our Revenue From One Client and if We Were to Lose Such Client and Be Unable to Generate New Sales to Offset Such Loss, We May Be Forced to Cease or Curtail Our Operations.

In 2003, Next Day Gourmet initially contracted with our subsidiary, Food Innovations, to handle the distribution of over 3,000 perishable and specialty food products to customers of USF. Effective January 1, 2018, we executed a contract amendment between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods which provides for no limit on automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew. Our sales through USF’s sales force generated gross revenues for us of $39,531,207 in the year ended December 31, 2022, and $28,415,263 in the year ended December 31, 2021. Those amounts contributed 49% and 46% of our total sales for each of 2022 and 2021, respectively. Our sales efforts within specialty foodservice are for the most part substantially dependent upon the efforts of the USF sales force. Although we have generated revenues from additional customers other than USF, if our relationship with USF were to be materially changed and we are unable to generate substantial new sales to offset such loss, we may be forced to significantly curtail our operations.

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

The Loss of Availability of our Bank Loans Could Adversely Impact our Business and Financial Condition.

We currently have multiple loans with MapleMark Bank. All of these contain cross-default provisions which means that all outstanding borrowings can be accelerated and can become immediately due and payable in the event of a default in any of such loans, which includes, among other things, failure to comply with certain financial covenants or breach of representations contained in the loan documents, defaults under other loans or obligations or involvement in bankruptcy proceedings (as such terms are defined in the loan documents). We are also subject to negative covenants which, during the life of the loans, prohibit and/or limit us from, among other things, incurring certain types of other debt, acquiring other companies, making certain expenditures or investments, and changing the character of our business. Any material change to the business and economic landscape negatively impacting our business, including among other things, an outbreak of infectious disease, a pandemic or a similar public health threat, such as the COVID-19 outbreak, or bank failures, inflation, recession, or other significant economic turmoil, could adversely impact our ability to comply with such covenants. Our failure to comply with such covenants or any other breach of the loan documents could cause a default and we may then be required to repay all of such borrowings with capital from other sources. Under these circumstances, other sources of capital may not be available or may be available only on unfavorable terms. In the event of a default, it is possible that our assets and certain of our subsidiaries’ assets may be attached or seized by the lenders. Any (i) failure by us to comply with the covenants or other provisions of the loan documents, (ii) difficulty in securing any required future financing, or (iii) any such seizure or attachment of assets could have a material adverse effect on our business and financial condition.

The Acquisition of Substantially All of the Assets of igourmet LLC and Mouth Foods, Inc. Could Create Additional Risks to Our Business.

On January 23, 2018, our subsidiary, Innovative Gourmet LLC, acquired substantially all of the assets of igourmet, LLC. On July 6, 2018, our subsidiary, M Innovations LLC, acquired substantially all of assets of Mouth Foods, Inc. These businesses are very seasonal in nature, which generates certain operational considerations and could exacerbate the seasonality of our business. To wit, if igourmet or Mouth does not have a strong holiday season, it likely will not be successful. In addition, while our subsidiary acquired only certain discrete liabilities of igourmet LLC, creditors of igourmet or Mouth may seek to impose liability on us or our subsidiaries, the payment of which, if required, could impair our cash flow and even if there may be no actual liability or responsibility to pay such claims, our challenge to such claims could involve significant legal fees and be a distraction to our management. The business model of the assets acquired from igourmet LLC and Mouth differ from our other businesses and operations, and therefore the success of its operations and its business model may create unforeseen complications requiring the use of our limited resources to resolve.

Index

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

Our Marketing Efforts to Help Grow Our Business May Not be Effective.

Maintaining and promoting awareness of our websites, including www.igourmet.com and www.mouth.com , is important to our ability to attract and retain visitors. Generating a meaningful return on our investments in marketing initiatives may be difficult. The marketing efforts we implement may not succeed for a variety of reasons, including our inability to execute and implement our plans. External factors beyond our control may also impact the success of our marketing initiatives. Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search and may make other changes to the way results are displayed, which can negatively affect the placement of links to our websites and, therefore, reduce the number of visits to our websites.

Index

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

The Laws with Respect to Taxes Have Changed and May Change Again Which Could Impact Our Operating Results.

The U.S. Congress has enacted legislation that significantly reforms the Internal Revenue Code of 1986, as amended. The new legislation, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating losses, and allows for the expensing of certain capital expenditures. Our net deferred tax assets and liabilities will be revalued at the newly enacted U.S. corporate rate, and the impact will be recognized in our tax expense in the year of enactment. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. It is possible that the application of these new rules may have a material and adverse impact on our operating results, cash flows and financial condition. Furthermore, the recent Supreme Court Ruling in South Dakota V. Wayfair, Inc, in which the Court upheld South Dakota’s economic nexus law, which requires companies to collect sales tax when their sales or the number of transactions within the state exceed certain thresholds. could have an adverse impact on our business. In addition, any other changes to applicable tax laws, whether on a federal or state level, could also decrease our ability to compete with traditional retailers, and otherwise harm our business.

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

We May Be Unable to Manage Our Growth Which Could Result in Our Being Unable to Maintain Our Operations.

Our strategy for growth is focused on continued enhancements and expansion to our existing business model, offering a broader range of services and products, affiliating with additional vendors and through possible joint ventures. Pursuing this strategy presents a variety of challenges. We may not experience an increase in our services to our existing customers, and we may not be able to achieve the economies of scale, or provide the business, administrative and financial services, required to sustain profitability from servicing our existing and future customer base. Should we be successful in our expansion efforts, the expansion of our business would place further demands on our management, operational capacity and financial resources. To a significant extent, our future success will be dependent upon our ability to maintain adequate financial controls and reporting systems to manage a larger operation and to obtain additional capital upon favorable terms. We can give no assurance that we will be able to successfully implement our planned expansion (whether due to the impact of COVID-19, difficult economic conditions, or other unrelated reasons), finance its growth, or manage the resulting larger operations, if any. In addition, we can give no assurance that our current systems, procedures or controls will be adequate to support any expansion of our operations. Our failure to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

Index

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

In addition, states and the federal government are increasingly enacting laws and regulations to protect consumers against identity theft. Compliance with these laws will likely increase the costs of doing business and, if we fail to implement appropriate safeguards or to detect and provide prompt notice of unauthorized access as required by some of these new laws, we could be subject to potential claims for damages and other remedies, which could harm our results of operations.

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

Our financial performance is subject to declines in general economic conditions and the impact of such economic conditions on levels of consumer confidence and consumer spending. Consumer confidence and consumer spending may deteriorate significantly and could remain depressed for an extended period of time, whether due to COVID-19, inflation, bank failure, or other unrelated reasons. Consumer purchases of discretionary items, including specifically our merchandise, generally decline during periods when disposable income is limited, unemployment rates increase, and consumer perceptions of personal well-being and security declines or there is economic uncertainty. An uncertain economic environment could adversely impact our business and operating results.

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

We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly arbitration or litigation, require significant amounts of management time and result in the diversion of significant operational resources. Even if we believe that we have meritorious defenses against these actions, and we resolve to vigorously defend against them, the cost of defending against all these types of claims against us or the ultimate resolution of such claims, whether by settlement or adverse court decision, may harm our business and operating results and may be in excess of any amounts previously reserved for legal expenses. In addition, the increasingly regulated business environment and the nature of our products may result in a greater number of enforcement actions and private litigation. This could subject us to increased exposure to stockholder lawsuits. Also, we (and our affiliates) may be subject to attempts to bring legal claims by creditors and other third parties related to the liabilities or potential liabilities, of our former subsidiaries, or of the liabilities related to any company whose assets we acquired or do business with.

We are a Smaller Reporting Company, and We Cannot be Certain if the Reduced Reporting Requirements Applicable to Smaller Reporting Companies Will Make our Common Stock Less Attractive to Investors.

We are a smaller reporting company, as defined in the Securities Act of 1934. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding historical financial statements, executive compensation in our periodic reports, registration statements, and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

ITEM 2. Properties

On March 8, 2013, we purchased a building and property located at 28411 Race Track Road, Bonita Springs, Florida 34135. The property consists of approximately 1.1 acres of land and close to 10,000 square feet of combined office and warehouse space. The purchase price of the property was $770,000 and was financed in part by a five year mortgage in the amount of $546,000. In March 2018, the remaining balance under this mortgage was extended to May 27, 2023. The company relocated all of its Florida-based office and warehouse facilities into this facility on July 15, 2013.

On May 14, 2015, we purchased a building and property located at 2528 S. 27th Avenue, Broadview, Illinois 60155. The property consists of approximately 1.33 acres of land and approximately 28,711 square feet of combined office and warehouse space. The purchase price of $914,350 was initially financed primarily by a draw-down of $900,000 on the Company’s credit facility with Fifth Third Bank. On May 29, 2015, a permanent financing facility was provided by Fifth Third Bank in the form of a loan in the amount of $980,000. $900,000 of this amount was used to pay the balance of the credit facility; the additional $80,000 was used for refrigeration and other improvements at the property. The interest on the loan is at the WSJP rate plus 1.25%. The building is used for office and warehouse space primarily for the Company’s Artisan subsidiary. We have also recently completed an additional property improvement and upgrade buildout at the Artisan building which include a fully functional commercial test kitchen and training center and conference room. The test kitchen and training room will be used by Artisan and other subsidiaries of the Company for the purposes of new product testing, development and approval, Quality Assurance and Quality Control as well as sales presentations and customer demonstrations. In addition, we recently added a packaging room to the Artisan building, which is built to FDA, FSMA and SQF food safety standards and purchased new, technologically advanced semi-automated fillers for the packaging room. The packaging room addition will allow for expansion of proprietary private label product lines as well as packing of organic, non GMO, diet specific and other specialty foods. The test kitchen, packaging room and additional improvements were financed by a loan from Fifth Third Bank. On June 6, 2022, this loan was transferred to MapleMark Bank.

On November 8, 2019 the Company, through a newly formed wholly-owned subsidiary, purchased a logistics and warehouse facility (the “Facility”) for $4.5 million. The Facility is approximately 200,000 square feet and is situated on approximately 15 acres in Mountain Top, Pennsylvania. The Facility’s appraised value by a third party appraisal firm in 2022 was $16,400,000. Related to the Facility purchase, the Company entered into a commercial loan agreement for both the purchase price and planned improvements to the Facility. The amount of the loan was $5,500,000, of which the Company drew down $3,600,000 for the acquisition of the Facility; the lender was Fifth Third Bank and the loan is secured by a mortgage on the property and other Company assets. The interest on the loan is WSJP rate plus 1.25%, with interest only payments due through June 30, 2024. Related to Facility purchase, the Company also acquired certain leases from certain tenants of the Facility, all of which were in good standing at the time of purchase. On June 6, 2022, this loan was transferred to MapleMark Bank.

On October 5, 2020, the Company completed work to upgrade the Facility at a cost of $2,231,458 in order to better support the Company’s focus on e-commerce and logistics.

ITEM 3. Legal Proceedings

On September 16, 2019, an action (the “PA Action”) was filed in the Court of Common Pleas of Philadelphia County, Trial Division, against, among others, the Company and its wholly-owned subsidiaries, igourmet and Food Innovations, Inc. Since that time, other parties involved in the incident have joined as plaintiffs in the PA Action. The complaint in the PA Action alleges, inter alia, wrongful death and negligence by a driver employed by igourmet and indicates a demand and offer to settle for fifty million dollars. We expect that should a settlement occur the amount to resolve the Action would be substantially lower. The Company and its subsidiaries had auto and umbrella insurance policies, among others, that were in effect for the relevant period The Company and its subsidiaries’ insurers have agreed to defend the Company and its subsidiaries in the PA Action (and the related action), subject to a reservation of rights. The Company believes that the likely outcome would result in the liabilities being covered by its insurance carriers. However, if the Company was found responsible for damages in excess of its available insurance coverage, such damages in excess of the coverage could have a material adverse effect on the Company’s operations. The case has been set for trial for April 1, 2024. Because the statute of limitations on the incident has now run, it is not anticipated that any new plaintiffs involved in the incident will come forward against the Company and its subsidiaries.

Index

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

Not Applicable.

Index

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prices for our common stock are quoted on the OTCQB. Since March 2004, our common stock has traded under the symbol “IVFH”. Prior thereto, our common stock traded under the symbol “FBSN”. At March 28, 2023, there were 48,756,694 shares of our common stock outstanding.

Security Holders

On March 23, 2023, there were approximately 58 record holders of our common stock. In addition, we believe there are at least several hundred additional beneficial owners of our common stock whose shares are held in “street name.”

Dividends

We have not paid dividends during the three most recently completed fiscal years and have no current plans to pay dividends on our common stock. We currently intend to retain all earnings, if any, for use in our business.

Recent Sales and Other Issuances of Our Equity Securities

During the year ended December 31, 2022, the Company had the following equity related, nonregistered transactions:

During the year ended December 31, 2022, the Company accrued the amount of $466,186 representing 1,768,348 shares of common stock issuable at an average price of $0.29 per share to its then Chief Executive Officer pursuant to his compensation agreement.

During the year ended December 31, 2022, the Company issued 142,857 shares with a value of $48,543 to a service provider.

During the year ended December 31, 2022, the Company issued 33,445 shares issued with a value of $11,405 to an employee as compensation.

During the year ended December 31, 2022, the Company accrued a total of $40,000 representing 103,256 shares of common stock issuable to two Directors.

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

Dilutive Securities

December 31, 2022

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company at December 31, 2022:

		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Price	of Options	Life (years)
$0.41	125,000	1.32
$0.50	125,000	1.32
$0.60	50,000	2.99
$0.62	360,000	1.00
$0.85	540,000	1.00
$1.00	50,000	2.99
$1.20	1,050,000	0.90
$0.93	2,300,000	1.07

Index

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2022, the following shares are issuable pursuant to outstanding stock options, warrants, and rights issued under the 2011 Stock Option Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	2,300,000		$0.93		92,365,189
Equity compensation plans not approved by shareholders	-	$	N/A	$	N/A

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

Index

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

●

Disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police and military activities overseas and other disruptive worldwide political and economic events, health pandemics, rising inflation, bank failures, and environmental weather conditions.

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

Critical Accounting Policy and Estimates

Use of Estimates in the Preparation of Financial Statements

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates include certain assumptions related to, among others, doubtful accounts receivable, valuation of stock-based services, operating right of use assets and liabilities, and income taxes. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounts subject to estimate and judgements are accounts receivable reserves, income taxes, intangible assets, contingent liabilities, and equity-based instruments. Actual results may differ from these estimates under different assumptions or conditions. We believe our estimates have not been materially inaccurate in past years, and our assumptions are not likely to change in the foreseeable future.

(a) Warrants:

There were no warrants outstanding at December 31, 2022 and 2021.

(b) Embedded conversion features of notes payable:

There were no outstanding convertible notes outstanding at December 31, 2022 and 2021:

Index

(c) Stock options:

The Company accounts for options in accordance with FASB ASC 718-40. Options are valued upon issuance utilizing the Black-Scholes valuation model. Option expense is recognized over the requisite service period of the related option award. The following table illustrates certain key information regarding our options and option assumptions at December 31, 2022 and 2021:

	December 31,
	2022		2021
Number of options outstanding		2,300,000		2,100,000
Value at December 31		N/A		N/A
Number of options issued during the year		250,000		50,000
Value of options issued during the year		$2,092		$8,616
Number of options recognized during the year		250,000		50,000
Number of options exercised or expired during the year		50,000		200,000
Value of options recognized during the year		$8,738		$144,274
Revaluation (gain) during the period	$	N/A	$	N/A

Black-Scholes model variables:
Volatility		24.43%		71.26%
Dividends		0		0
Risk-free interest rates		2.63%		0.23%
Term (years)		2.00		2.00

Provision for Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $340,225 and $375,931 for doubtful accounts receivable at December 31, 2022 and 2021, respectively. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized. At December 31, 2022, the Company has a net operating loss carryforward of approximately $15,800,000.

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets (“ROU assets”) and short-term and long-term lease liabilities are included on the face of the condensed consolidated balance sheet. Finance lease ROU assets are presented within other assets, and finance lease liabilities are presented within accrued liabilities.

Index

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

Our strategy has been to increase our sales through a combination of acquisitions and organic growth; through December 31, 2022 we have completed a total of eight acquisitions.

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

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Revenue

Revenue increased by $17,890,816 or approximately 29% to $80,102,964 for the year ended December 31, 2022 from $62,212,148 in the prior year. The increase in revenues is primarily attributable to an increase in specialty foodservice revenues which was driven by the nationwide opening of restaurants and other foodservice establishments previously affected by COVID-19 as well as increases in travel related foodservice, and restaurant dining. The increase in specialty foodservice revenue was partially offset with decreases in e-commerce revenues. The decrease in e-commerce revenue during the current period was related to decreases in COVID-19 driven demand in 2022 compared to 2021 partially driven by the continued re-opening of bricks and mortar stores, and by decreases in digital marketing related in part to a more challenging digital marketing environment as compared to 2021 which has been driven partially by industrywide marketing challenges related to expanded privacy rules that significantly reduce data sharing.

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

Cost of goods sold

Our cost of goods sold for the year ended December 31, 2022 was $61,414,765, an increase of $16,153,364 or approximately 36% compared to cost of goods sold of $45,261,401 for the year ended December 31, 2021. Cost of goods sold was made up of the following expenses for the year ended December 31, 2022: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $41,897,142; shipping, delivery, handling, and purchase allowance expenses in the amount of $18,989,389; and cost of goods associated with logistics of $528,233. Gross margins as a percentage of sales declined during the current period to 23.3% compared to 27.2% during the comparable period, primarily due to variation in product and revenue mix across our various selling channels, increases in fuel costs and fuel surcharges associated with the higher cost of fuel in the United States and higher shipping costs contributed to the decline in gross margins as a percentage of sales.

In 2022, we continued to price our products in order to increase sales, gain market share and increase the number of our end users and customers. We currently expect, if market conditions, overall economic conditions, and our product revenue mix remain constant, that our cost of goods sold may increase and may result in a decrease in profit margin.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased by $814,636 or approximately 4% to $19,725,593 during the year ended December 31, 2022 compared to $20,540,229 for the year ended December 31, 2021. The decrease in selling, general, and administrative expenses was primarily due to a decrease in advertising and digital marketing costs in the amount of $499,610, a decrease in payroll and related costs in the amount of $424,308, including a decrease of $91,287 in non-cash compensation; and a decrease in banking and credit card fees of $187,156. Other components of the decrease in selling, general, and administrative expenses include a decrease in bad debt expense in the amount of $33,671 and taxes in the amount of $7,589. These decreases were partially offset by an increase in travel and entertainment costs of $105,297, an increase in office & facilities costs of $73,457, an increase in computer and IT expense of $52,115, an increase in professional fees of $47,371, an increase in amortization and depreciation of $36,344, and an increase in insurance costs of $23,263. The decrease in sales, general, and administrative expenses represent the results of our overall cost-cutting efforts as well as the restructuring of our marketing and advertising programs.

Impairment of Investment

During the year ended December 31, 2022, we made the determination that our investments in seven food-related companies were unlikely to be recovered, and we recorded an impairment on these investments in the aggregate amount of $286,725.

During the year ended December 31, 2021, the founder of one of the food related companies passed away in an untimely tragic accident, and as a result the food related company ceased operations and the Company recognized an impairment in the amount of $209,850 in connection with that investment. There was no such comparable transaction in the current period.

Other Income

During the year ended December 31, 2022, the Company recognized other income in the amount of $294,000 in connection with the termination of the interest rate swap. There was no comparable transaction in the prior period.

Gain on forgiveness of debt

During the year ended December 31, 2021, the Company recorded a gain on forgiveness of debt in connection with the IVFH PPP Loans in the amount of $3,425,015, consisting of $3,398,635 of principal and $26,380 of accrued interest. There was no comparable transaction in the current period.

Index

Gain on contingent liabilities

During the year ended December 31, 2022, the Company recorded a total of $295,600 in gains on contingent liabilities. This was composed of two contingent liabilities recorded in connection with the igourmet acquisition on January 24, 2018, with a total remaining balance in the amount of $175,600; and two contingent liabilities recorded in connection with the Mouth acquisition on July 6, 2018, with a total remaining balance in the amount of $120,000. In each instance, the contingent event was not met and the payment period has passed; accordingly, the Company has reversed these liabilities.

Loss on extinguishment of debt

During the year ended December 31, 2022, we entered into a revolving line of credit agreement and two term loan agreements with MapleMark Bank, replacing our revolving line of credit and term loans with Fifth Third Bank. We wrote off the existing discounts to the Fifth Third Bank loans in the amount of $40,556 resulting in a loss on extinguishment of debt. There was no comparable transaction during the year ended December 31, 2021.

Other leasing income

During the year ended December 31, 2022, the Company recognized income in the amount of $11,226 in connection with the lease of space in our Mountaintop warehouse facility, an increase of $386 or approximately 4% compared to $10,840 during the year ended December 31, 2021.

Interest expense, net

Interest expense, net of interest income, increased by $233,299 or approximately 66% to $586,153 during the year ended December 31, 2022, compared to $352,854 during the year ended December 31, 2021. The increase was due primarily to an increase in interest accrued or paid on the Company’s commercial loans and notes payable in the amount of $165,703 due to higher interest rates and an increase in loan fees in the amount of $103,235 due to loan fees incurred in connection with the MapleMark and Fifth Third loans. These increases were partially offset by a decrease in the amount of $20,639 in connection with the interest rate swap, and a decrease in $14,852 related to the PPP loans.

Net loss

For the reasons above, the Company had a net loss for the year ended December 31, 2022 of $1,350,002 compared to a net loss of $716,331 during the year ended December 31, 2021. The loss for the year ended December 31, 2022 includes a net total of $1,580,162 in non-cash charges, including charges for non-cash compensation in the amount of $576,964; depreciation expense of $520,848; impairment of investments of $286,725; amortization of prepaid loan fees of $115,760; amortization of intangible assets in the amount of $41,224; and loss on extinguishment of debt of $40,556. These charges were partially offset by a gain on contingent liabilities in the amount of $295,600 and provision for doubtful accounts of $1,915. The loss for the year ended December 31, 2021 includes a total of $1,551,951 in non-cash charges, including charges for non-cash compensation in the amount of $668,251; depreciation expense of $517,942; impairment of investment of $209,850; provision for doubtful accounts of $31,756; amortization of prepaid loan fees of $12,525; and amortization of intangible assets in the amount of $8,912. These non-cash losses were offset by a gain on forgiveness of debt in the amount of $3,425,015.

Liquidity and Capital Resources at December 31, 2022

As of December 31, 2022, the Company had current assets of $13,212,077, consisting of cash and cash equivalents of $4,899,398; trade accounts, net receivable of $4,969,395; inventory of $3,053,852; and other current assets of $289,432. Also at December 31, 2022, the Company had current liabilities of $16,412,609, consisting of trade payables and accrued liabilities of $6,853,253, accrued interest of $18,104, deferred revenue of $1,558,155, line of credit of $2,014,333, current portion of notes payable of $5,711,800, current portion of operating lease liability of $64,987, and current portion of financing lease liability of $191,977.

During the year ended December 31, 2022, the Company had cash used in operating activities of $599,086. Cash flow used in operations consisted of the Company’s consolidated net loss of $1,350,002 less depreciation and amortization of $562,072, stock-based compensation in the amount of $576,964, impairment of investment of $286,725, amortization of right-of-use assets of $66,740, and amortization of prepaid loan fees in the amount of $115,760, and loss on extinguishment of debt of $40,556. These amounts were partially offset by a gain on contingent liabilities in the amount of $295,600 and recoveries of doubtful accounts of $1,915. The Company’s cash position decreased by $600,386 as a result of changes in the components of current assets and current liabilities.

Index

The Company had cash used in investing activities of $114,966 for the year ended December 31, 2022, which consisted of cash paid for the acquisition of property and equipment.

The Company had cash used in financing activities of $509,221 for the year ended December 31, 2022, which consisted of principal payments on loans and notes payable in the amount of $172,422; principal payments on financing leases in the amount of $176,494; cost of debt financing of $110,305; and payment of offering costs for stock previously accrued of $50,000.

The Company had a net working capital deficit of $3,200,532 as of December 31, 2022. The Company had cash used in operating activities during the year ended December 31, 2022 in the amount of $599,086, compared to $3,661,569 during the year ended December 31, 2021. The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines and improving operating efficiencies. Currently, we do not have any material long-term obligations other than those described in Notes 11, 12 and 13 to the financial statements included in this report. As we seek to increase our sales of new items and enter new markets, acquire new businesses as well as identify new food oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification, although no assurance can be given that such growth will occur.

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

2023 Plans

The world has been in the grip of a pandemic since March 2020 which has wreaked havoc on economies world-wide, including in the U.S., which is our primary market. As a result of the pandemic, restaurants, hotels, country clubs, casinos, catering houses and other segments of our primary customer base were either closed completely or have only opened with significantly reduced operations. Accordingly, foodservice revenues, which historically have been a significant portion of our overall revenues had been significantly reduced as most foodservice establishments cross the United States closed or had limited operations. As a result, foodservice revenue commencing in the second half of March 2020 and through the end of 2021 experienced unprecedented declines. In 2022, as the pandemic began to recede and foodservice establishments reopened and travel resumed, we have experienced strong foodservice revenue growth. Concurrently, while ecommerce revenues remained above pre-pandemic historical levels, lower deferred revenues recognized in the twelve months of 2022 and decreases in COVID-19 driven demand in 2022 compared to 2021 (partially driven by the continued re-opening of bricks and mortar stores), and an increasingly challenging digital marketing environment fueled by industry-wide marketing challenges, including expanded privacy rules that significantly reduce data sharing.

During 2023, as Mr. Bennett has now recently taken the role of CEO, we will be doing a holistic review of the Company’s portfolio of businesses and go to market strategies. In the meantime, we plan to continue to expand our business by expanding our focus on additional specialty foods markets and by leveraging our e-commerce platform to launch and grow new D2C brands and e-commerce sites within targeted consumer areas either organically and/or through acquisition of new D2C brands and e-commerce sites within targeted consumer areas. In addition, we will continue exploring potential acquisition and partnership opportunities with influencers and other celebrities to continue to extend our focus in the specialty food market through the growth of the Company’s existing sales channels and through a variety of additional potential sales channel relationships. Additionally, to further optimize the Company’s return on marketing spend, the company has meaningfully reduced its digital marketing spend in traditional digital marketing channels and has shifted focus to increasing our strategic loyalty and retention focused customer experience improvements across our branded online retailers. Additional focus includes further improving the customer experience on our existing food subscription offerings, expanding our traditional monthly subscription offerings and launching a “subscribe and save” subscription offering.

Index

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

The Company also plans on expanding its B2B offerings, including of its managed services which provide a complete customer backend experience solution for small to large brands by leveraging the platform's procurement, logistics and fulfillment capabilities. The Company also manages monthly subscription offerings on behalf of third party B2B clients and the Company plans on expanding this offering in 2023. In addition, the Company is focused on formally launching its B2B managed marketplace offerings, currently in beta testing, in which the Company offers its B2B customers a complete managed solution including warehousing fulfillment and listing management, for third party marketplace for marketplaces such as Amazon, Walmart and other third party marketplaces.

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

Inflation

In the opinion of management, inflation has had a material effect on the Company’s financial condition and results of its operations. The Company has seen inflation across its costs for fuel, shipping, cost of goods, and marketing. Balancing the management of these increases with the willingness of our customers to pay higher prices will be a key focus for the Company this year. However, no assurance can be given that we will be successful and inflationary pressure on our profits will likely continue into 2023.

Transactions with Major Customers

The Company's largest customer, U.S. Foods, Inc. and its affiliates, accounted for approximately 49% and 46% of total sales in the years ended December 31, 2022 and 2021, respectively; and approximately 46% of total sales in the fourth quarter of 2022 compared to 40% of total sales in the fourth quarter of 2021. A contract between our subsidiary, Food Innovations, and USF entered an optional renewal period in December 2012 but was automatically extended for an additional 12 months in each of January 1, 2013 and 2014. On January 26, 2015 we executed a contract directly between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods, Inc. The term of the Agreement was from January 1, 2015 through December 31, 2016 and provided for a limited number of automatic annual renewals thereafter if no party gives the other 30 days' notice of its intent not to renew. Based on the terms, the Agreement was extended through 2018. Effective January 1, 2018 the Agreement was further amended to remove the cap on renewals, and provide for an unlimited number of additional 12-month terms unless either party notifies the other in writing, 30 days prior to the end date, of its intent not to renew.

Index

ITEM 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and Board of Directors
Innovative Food Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Innovative Food Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2022, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related consolidated notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

ASSURANCE DIMENSIONS CERTIFIED PUBLIC ACCOUNTANTS & ASSOCIATES

also d/b/a McNAMARA and ASSOCIATES, PLLC

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO:  1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA:  2000 Banks Road, Suite 218 | Margate,  FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

Index

Going Concern

Description of the matter and considerations leading to the matter

As described in Notes 11 and 12 to the consolidated financial statements, the Company has a revolving credit facility and term loan agreement with MapleMark which is due to mature on May 27, 2023, resulting in negative working capital as of December 31, 2022. This raises substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the date of our report  if (i) the maturity date is not extended by the bank and (ii) the loan becomes in default and payable on demand as per the terms of the loan agreements. Given that the Company did not have a sufficient cash balance at December 31, 2022 or thereafter to pay down the loans and given that net cash was used in operations during the year ended December 31, 2022, the Company may not be able to repay the loan balance if called upon by the bank which resulted in the going concern risk noted.

Furthermore, as discussed in Note 11 and 12, the Company is waiting on the approval of a guarantee from the US Department of Agriculture (USDA) which the bank has applied for and would (i) guarantee the loan up to 80% and (ii) extend the maturity date to 2052. As of the date of the audit opinion the guarantee had not been received which further added to the going concern risk noted above.

As a result of the foregoing, management has developed plans which it determined alleviate the substantial doubt regarding its ability to continue as a going concern. See Note 19.

Description of how the matter was addressed

We obtained management’s assessment of going concern and their plans to meet financial obligations in the instance the guarantee is not obtained which included (i) proposed financing by various lenders of two owned buildings with an appraised value greater than the loan amount along with working capital financing collateralized by accounts receivable and inventory evidenced by multiple term sheets; (ii) the ability to refinance with the current bank and extend the loan maturity date supported by written correspondence from the lender ; and (iii) management’s development of and review of projections showing increased sales and projected cash flows from operations, supporting the basis for the term sheets and other financing correspondence from the various lenders.

In addition, we reviewed the conditional commitment issued by the USDA to the Company which outlines the terms and conditions of the guarantee and conditions to be met by the Company and which will be presented to the USDA committee for approval.  We had conversations with the Company’s bank representative who corroborated the status of the application and that conditional commitment terms have been met and the willingness of the bank to assist the Company with refinance or other options if the guarantee is not obtained from the USDA.

Conclusion

Based on management’s plans and related evidence obtained, substantial doubt about the Company’s ability to continue as a going concern is alleviated and as such, we did not include a going concern emphasis of a matter in our report herein.

We have served as the Company’s auditor since 2022

Margate, Florida

March 31, 2023

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:

Innovative Food Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Innovative Food Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Index

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

/s/ Liggett & Webb, P.A.

We have served as the Company’s auditor since 2012

Boynton Beach, Florida

March 31, 2022

Index

Innovative Food Holdings, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021

ASSETS
Current assets
Cash and cash equivalents	$4,899,398	$6,122,671
Accounts receivable, net	4,969,395	3,256,764
Inventory, net	3,053,852	3,109,984
Other current assets	289,432	314,107
Total current assets	13,212,077	12,803,526

Property and equipment, net	7,921,561	8,186,227
Investments	-	286,725
Right of use assets, operating leases, net	152,425	232,381
Right of use assets, finance leases, net	570,323	669,039
Other amortizable intangible assets, net	30,994	72,218
Tradenames and other unamortizable intangible assets	1,532,822	1,532,822
Total assets	$23,420,202	$23,782,938

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$6,853,253	$5,702,905
Accrued interest, current portion	18,104	29,349
Deferred revenue	1,558,155	1,631,406
Line of Credit	2,014,333	2,000,000
Notes payable - current portion, net of discount	5,711,800	412,961
Lease liability - operating leases, current	64,987	74,088
Lease liability - finance leases, current	191,977	159,823
Contingent liability - current portion	-	187,000
Total current liabilities	16,412,609	10,197,532

Lease liability - operating leases, non-current	87,438	158,293
Lease liability - finance leases, non-current	333,092	499,240
Contingent liability - long-term	-	108,600
Note payable - long term portion, net	-	5,409,172
Total liabilities	16,833,139	16,372,837

Commitments & Contingencies (see note 16)

Stockholders' equity
Common stock: $0.0001 par value; 500,000,000 shares authorized; 50,927,237 and 48,879,331 shares issued, and 48,089,657 and 46,041,751 shares outstanding at December 31, 2022 and 2021, respectively	5,088	4,885
Additional paid-in capital	42,189,471	41,662,710
Treasury stock: 2,623,171 shares outstanding at December 31, 2022 and 2021	(1,141,370)	(1,141,370)
Accumulated deficit	(34,466,126)	(33,116,124)
Total stockholders' equity	6,587,063	7,410,101

Total liabilities and stockholders' equity	$23,420,202	$23,782,938

See notes to consolidated financial statements.

Index

Innovative Food Holdings, Inc.

Consolidated Statements of Operations

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021

Revenue	$80,102,964	$62,212,148
Cost of goods sold	61,414,765	45,261,401
Gross margin	18,688,199	16,950,747

Selling, general and administrative expenses	19,725,593	20,540,229
Total operating expenses	19,725,593	20,540,229

Operating loss	(1,037,394)	(3,589,482)

Other income (expense:)
Impairment of investment	(286,725)	(209,850)
Other income	294,000	-
Gain on forgiveness of debt	-	3,425,015
Gain on contingent liability	295,600	-
Loss on extinguishment of debt	(40,556)	-
Other leasing income	11,226	10,840
Interest expense, net	(586,153)	(352,854)
Total other income (expense)	(312,608)	2,873,151

Net loss before taxes	(1,350,002)	(716,331)

Income tax expense	-	-

Net loss	$(1,350,002)	$(716,331)

Net loss per share - basic	$(0.03)	$(0.02)

Net loss per share - diluted	$(0.03)	$(0.02)

Weighted average shares outstanding - basic	47,129,511	39,448,041

Weighted average shares outstanding - diluted	47,129,511	39,448,041

See notes to consolidated financial statements.

Index

Innovative Food Holdings, Inc.

Consolidated Statement of Changes in Stockholders' Equity

For the Years Ended December 31, 2022 and 2021

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Amount	Value	Capital	Amount	Value	Deficit	Total

Balance - December 31, 2020	38,209,060	$3,817	$37,415,155	2,623,171	$(1,141,370)	$(32,399,793)	$3,877,809
Shares issued for compensation	1,295,271	130	523,847	-	-	-	523,977
Vesting of stock options	-	-	144,274	-	-	-	144,274
Common stock sold for cash, net of costs	9,375,000	938	3,579,434	-	-	-	3,580,372
Net loss for the year ended December 31, 2021	-	-	-	-	-	(716,331)	(716,331)
Balance - December 31, 2021	48,879,331	$4,885	$41,662,710	2,623,171	$(1,141,370)	$(33,116,124)	$7,410,101

Shares issued for compensation	1,871,604	186	506,000	-	-	-	506,186
Vesting of stock options	-	-	8,738	-	-		8,738
Offering expenses for stock previously sold for cash	-	-	(50,000)	-	-	-	(50,000)
Common stock issued for services	176,302	17	59,931	-	-	-	59,948
Fair value of options issued to consultant	-	-	2,092	-	-	-	2,092
Net loss for the year ended December 31, 2022	-	-	-	-	-	(1,350,002)	(1,350,002)
Balance - December 31, 2022	50,927,237	$5,088	$42,189,471	2,623,171	$(1,141,370)	$(34,466,126)	$6,587,063

See notes to consolidated financial statements.

Index

Innovative Food Holdings, Inc.

Consolidated Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,350,002)	$(716,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	-	(3,425,015)
Gain on contingent liabilities	(295,600)	-
Impairment of investment	286,725	209,850
Depreciation and amortization	562,072	526,854
Amortization of right of use asset	66,740	102,715
Amortization of prepaid loan fees	115,760	12,525
Stock based compensation	576,964	668,251
Loss on extinguishment of debt	40,556	-
Provision (recoveries) for doubtful accounts	(1,915)	31,756

Changes in assets and liabilities:
Accounts receivable, net	(1,710,716)	(930,595)
Inventory and other current assets, net	80,807	604,890
Accounts payable and accrued liabilities	1,169,514	650,516
Deferred revenue	(73,251)	(1,286,270)
Contingent liabilities	-	(8,000)
Operating lease liability	(66,740)	(102,715)
Net cash used in operating activities	(599,086)	(3,661,569)

Cash flows from investing activities:
Acquisition of property and equipment	(114,966)	(24,511)
Net cash used in investing activities	(114,966)	(24,511)

Cash flows from financing activities:
Payment of offering costs for stock previously issued	(50,000)	-
Proceeds from sale of common stock, net of costs		3,580,372
Proceeds from Payroll Protection Plan Loan	-	1,748,414
Principal payments on debt	(172,422)	(433,087)
Principal payments financing leases	(176,494)	(146,963)
Cost of debt financing	(110,305)	-
Net cash provided by (used in) financing activities	(509,221)	4,748,736

Increase (decrease) in cash and cash equivalents	(1,223,273)	1,062,656

Cash and cash equivalents at beginning of period	6,122,671	5,060,015

Cash and cash equivalents at end of period	$4,899,398	$6,122,671

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$461,563	$298,481

Taxes	$-	$-

Non-cash investing and financing activities:
(Decrease) Increase in right to use assets & liabilities	$(13,216)	$88,359
Finance lease for fixed assets	$42,500	$21,885
Debt to Fifth Third Bank paid directly by Maple Mark Bank	$7,686,481	$-
Reclassification of accounts receivable to other assets	$-	$22,380

See notes to consolidated financial statements.

Index

INNOVATIVE FOOD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

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

Use of Estimates

The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounts subject to estimate and judgements are accounts receivable reserves, inventory reserves, income taxes, intangible assets, contingent liabilities, operating and finance right of use assets and liabilities, and equity-based instruments. Actual results may differ from these estimates under different assumptions or conditions. We believe our estimates have not been materially inaccurate in past years, and our assumptions are not likely to change in the foreseeable future.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Innovative Food Holdings, Inc., and its wholly owned subsidiaries, some of which are non-operating, Artisan, FII, FNM, OFB, GFG, GFW, Gourmeting, Haley, Oasis, igourmet, Food Funding, IFP, L Innovations, M Innovations, P Innovations, MIF, M Foods, PlantBelly, Plant Innovations, IFI, IGP, and Gourmet. All material intercompany transactions have been eliminated upon consolidation of these entities, some of which are non-operating.

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

For revenue from product sales (i.e., specialty foodservice and e-commerce), the Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers”. A five-step analysis must be met as outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Revenue from brand management services are comprised of fees and/or commissions associated with client sales. Revenue from brand management services are recognized at the point in time when services are rendered to the client.

Warehouse and logistic services revenue is primarily comprised of inventory management, order fulfilment and warehousing services. Warehouse & logistics services revenues are recognized at the point in time when the services are rendered to the customer.

Index

Disaggregation of Revenue

The following table represents a disaggregation of revenue by from sales for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021
Specialty foodservice	$64,012,458	$40,757,952
E-Commerce	13,992,138	19,518,169
National Brand Management	1,171,335	1,036,564
Warehouse and Logistic Services	927,033	899,463
Total	$80,102,964	$62,212,148

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At December 31, 2022 and 2021, trade receivables from the Company’s largest customer amounted to 20% and 28%, respectively, of total trade receivables. During the year ended December 31, 2022 and 2021, sales from the Company’s largest customer amounted to 49% and 46% of total sales, respectively.

The Company maintains cash balances in excess of Federal Deposit Insurance Corporation limits. At December 31, 2022 and 2021, the total cash in excess of these limits was $3,205,568 and $4,555,032, respectively.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $340,225 and $375,931 at December 31, 2022, and 2021, respectively.

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

Inventories

Inventory is valued at the lower of cost or market and is determined by the first-in, first-out method.  In lieu of an inventory reserve, the Company adjusts inventory based upon bi-weekly cycle counts and upon the expiration date of food products.

Deferred Revenue

Certain customer arrangements in the Company's business such as gift cards and e-commerce subscription purchases result in deferred revenues when cash payments are received in advance of performance. Gift cards issued by the Company generally have an expiration of five years from date of purchase. The Company records a liability for unredeemed gift cards and advance payments for monthly club memberships as cash is received, and the liability is reduced when the card is redeemed or product delivered.

The following table represents the changes in deferred revenue as reported on the Company’s consolidated balance sheets:

Balance acquired as of December 31, 2020	$2,917,676
Cash payments received	2,392,745
Net sales recognized	(3,679,015)
Balance as of December 31, 2021	$1,631,406

Cash payments received	1,833,947
Net sales recognized	(1,907,198)
Balance as of December 31, 2022	$1,558,155

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard effective January 1, 2021; the adoption of this standard has not had a material impact on our consolidated financial statements and related disclosures.

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

Index

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.  No impairment of long-lived assets was deemed necessary at December 31, 2022.

Cost Method Investments

The Company has made several investments in early stage private food related companies and are accounting for these investments under the cost method. At December 31, 2022, the Company made the determination that it was unlikely to recover the cost of these investments, and recorded an impairment in the amount of $286,725.

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

Dilutive shares at December 31, 2022:

Stock Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company at December 31, 2022:

		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Price	of Options	Life (years)
$0.41	125,000	1.32
$0.50	125,000	1.32
$0.60	50,000	2.99
$0.62	360,000	1.00
$0.85	540,000	1.00
$1.00	50,000	2.99
$1.20	1,050,000	0.90
$0.93	2,300,000	1.07

Restricted Stock Awards

At December 31, 2022, there are 300,000 unvested restricted stock awards remaining from grants in a prior year. Those 300,000 restricted stock awards will vest as follows: 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days.

Index

Stock-based compensation

During the year ended December 31, 2022, the Company incurred obligations to issue the following shares of common stock pursuant to employment agreements: an aggregate total of 2,149,384 shares of common stock with a market value of $561,600 were accrued for issuance to its Chief Executive Officer; of this amount, 381,036 with a market value of $95,414 were withheld for the payment of income taxes, and the net number of shares issuable to the Chief Executive Officer was 1,768,348 with a market value of $466,186. Also during the period an aggregate total of 103,256 shares of common stock with a market value of $40,000 were accrued for issuance to two board members. These restricted stock grants are being amortized over their vesting periods of one to three years. During the year ended December 31, 2022, the total amount of $506,186 was charged to non-cash compensation and $95,414 was charged to cash compensation in connection with these grants.

Dilutive shares at December 31, 2021:

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

Index

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

New Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard effective January 1, 2021; the adoption of this standard has not had a material impact on our consolidated financial statements and related disclosures.

Management does not believe that any other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

2. ACCOUNTS RECEIVABLE

At December 31, 2022 and 2021, accounts receivable consists of:

	2022	2021
Accounts receivable from customers	$5,309,620	$3,632,695
Allowance for doubtful accounts	(340,225)	(375,931)
Accounts receivable, net	$4,969,395	$3,256,764

During the years ended December 31, 2022 and 2021, the Company charged (recovered) the amount of $(1,915) and $31,756, respectively, to bad debt expense.

During the year ended December 31, 2021, the Company entered into a note receivable agreement with a customer in exchange for accounts receivable in the amount of $22,380. This note bears an interest rate of 5% per annum and is due in full on July 31, 2023.

3. INVENTORY

Inventory consists of specialty food products. At December 31, 2022 and 2021, inventory consisted of the following:

	2022	2021
Finished goods inventory	$3,053,852	$3,109,984
Allowance for slow moving & obsolete inventory	-	-
Finished goods inventory, net	$3,053,852	$3,109,984

Index

4. PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021
Land	$1,256,895	$1,256,895
Building	7,191,451	7,191,451
Computer and Office Equipment	609,018	593,566
Warehouse Equipment	378,957	376,667
Furniture and Fixtures	1,021,481	944,233
Vehicles	109,441	109,441
Total before accumulated depreciation	10,567,243	10,472,253
Less: accumulated depreciation	(2,645,682)	(2,286,026)
Total	$7,921,561	$8,186,227

Depreciation expense for property and equipment amounted to $379,632 and $388,657 for the years ended December 31, 2022 and 2021, respectively, which is recorded in selling, general & administrating expenses on the Company’s statement of operations.

5. RIGHT OF USE (“ROU”) ASSETS AND LEASE LIABILITIES – OPERATING LEASES

The Company has operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 3 years, some of which include options to extend.

The Company’s lease expense for the years ended December 31, 2022 and December 31, 2021 was entirely comprised of operating leases and amounted to $78,849 and $120,304, respectively. The Company’s ROU asset amortization for the years ended December 31, 2022 and December 31, 2021 was $66,740 and $102,715, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

Right of use assets – operating leases are summarized below:

	December 31, 2022	December 31, 2021
Warehouse equipment	$36,170	$55,047
Office	106,601	148,529
Office equipment	9,654	12,677
Vehicles	-	16,128
Right to use assets, net	$152,425	$232,381

Operating lease liabilities are summarized below:

	December 31, 2022	December 31, 2021
Warehouse equipment	$36,170	$55,047
Office	106,601	148,529
Office equipment	9,654	12,677
Vehicles	-	16,128
Lease liability	$152,425	$232,381
Less: current portion	(64,987)	(74,088)
Lease liability, non-current	$87,438	$158,293

Maturity analysis under these lease agreements are as follows:

Year ended December 31, 2023	$72,031
Year ended December 31, 2024	72,294
Year ended December 31, 2025	20,689
Total	$165,014
Less: Present value discount	(12,589)
Lease liability	$152,425

Index

During the years ended December 31, 2022 and 2021, the Company recorded right to use assets and lease liabilities in the amount of $0 and $88,359, respectively, due to the execution of new operating lease agreements. During the year ended December 31, 2022, the Company recorded the removal of a right to use asset and lease liability in the amount of $13,216 due to damage to the asset.

6. RIGHT OF USE ASSETS – FINANCING LEASES

The Company has financing leases for vehicles and warehouse equipment. (See note 15.) Right of use asset – financing leases are summarized below:

	December 31, 2022	December 31, 2021
Vehicles	404,858	362,358
Warehouse Equipment	555,416	555,416
Total before accumulated depreciation	960,274	917,774
Less: accumulated depreciation	(389,951)	(248,735)
Total	$570,323	$669,039

Depreciation expense for the year ended December 31, 2022 and 2021 was $141,216 and $129,285, respectively.

During the years ended December 31, 2022 and 2021, the Company recorded right of use assets and lease liabilities in the amount of $42,500 and $21,885, respectively, due to the execution of new financing lease agreements.

Financing lease liabilities are summarized below:

	December 31, 2022	December 31, 2021

Financing lease obligation under a lease agreement for a forklift dated July 12, 2021 in the original amount of $16,070 payable in thirty-six monthly installments of $489 including interest at the rate of 6.01%. During the year ended December 31, 2022, the Company made principal and interest payments on this lease obligation in the amounts of $5,192 and $675, respectively. During the year ended December 31, 2021, the Company made principal and interest payments on this lease obligation in the amounts of $2,482 and $452, respectively.	$8,396	$13,588

Financing lease obligation under a lease agreement for a pallet truck dated July 15, 2021 in the original amount of $5,816 payable in thirty-six monthly installments of $177 including interest at the rate of 6.01%. During the year ended December 31, 2022, the Company made principal and interest payments on this lease obligation in the amounts of $1,879 and $244, respectively. During the year ended December 31, 2021, the Company made principal and interest payments on this lease obligation in the amounts of $898 and $163, respectively.	$3,040	$4,918

Financing lease obligation under a lease agreement for warehouse furniture and equipment truck dated October 14, 2020 in the original amount of $514,173 payable in sixty monthly installments of $9,942 including interest at the rate of 6.01%. During the year ended December 31, 2022, the Company made principal and interest payments on this lease obligation in the amount of $97,964 and $21,337, respectively. During the year ended December 31, 2021, the Company made principal and interest payments on this lease obligation in the amount of $92,269 and $27,034, respectively.	$301,726	$399,688

Financing lease obligation under a lease agreement for a truck dated March 31, 2020 in the original amount of $152,548 payable in eighty-four monthly installments of $2,188 including interest at the rate of 5.44%. During the year ended December 31, 2022, the Company made principal and interest payments on this lease obligation in the amounts of $20,334 and $5,923, respectively. During the year ended December 31, 2021, the Company made principal and interest payments on this lease obligation in the amounts of $19,259 and $6,998, respectively.	$97,685	$118,020

Index

	December 31, 2022	December 31, 2021

Financing lease obligation under a lease agreement for a truck dated November 5, 2018 in the original amount of $128,587 payable in seventy monthly installments of $2,326 including interest at the rate of 8.33%. During the year ended December 31, 2022, the Company made principal and interest payments on this lease obligation in the amounts of $23,240 and $4,669, respectively. During the year ended December 31, 2021, the Company made principal and interest payments on this lease obligation in the amounts of $21,388 and $6,521 respectively.	$43,287	$66,526

Financing lease obligation under a lease agreement for a truck dated August 23, 2019 in the original amount of $80,413 payable in eighty-four monthly installments of $1,148 including interest at the rate of 5.0%. During the year ended December 31, 2022, the Company made principal and interest payments on this lease obligation in the amounts of $11,215 and $2,562, respectively. During the year ended December 31, 2021, the Company made principal and interest payments on this lease obligation in the amounts of $10,669 and $4,903, respectively.	$45,109	$56,323

Financing lease obligation under a lease agreement for a truck dated February 4, 2022 in the original amount of $42,500 payable in twenty-four monthly installments of $1,963 including interest at the rate of 10.1%. During the year ended December 31, 2022, the Company made principal and interest payments on this lease obligation in the amounts of $16,675 and $740, respectively.	$25,826	$-

Total	$525,069	$659,063

Current portion	$191,977	$159,823
Long-term maturities	333,092	499,240
Total	$525,069	$659,063

Aggregate maturities of lease liabilities – financing leases as of December 31, 2022 are as follows:

For the year ended December 31,

2023	$191,977
2024	171,335
2025	124,235
2026	33,174
2027	4,348
Thereafter	-
Total	$525,069

7. INVESTMENTS

The Company has made investments in certain early stage food related companies. At December 31, 2022 and 2021 the Company had investments in seven food related companies in the aggregate amount of $286,725. At December 31, 2022, the Company made the determination that it was unlikely to recover the cost of these investments, and recorded an impairment in the amount of $286,725.

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

Index

8. INTANGIBLE ASSETS

The Company acquired certain intangible assets pursuant to the acquisitions through Artisan, Oasis, igourmet, OFB, Haley, and M Innovations. These assets include non-compete agreements, customer relationships, trade names, internally developed technology, and goodwill. The Company has also capitalized the development of its website.

Other Amortizable Intangible Assets

Other amortizable intangible assets consist of $1,055,400 of trade names held by igourmet, $260,422 of trade names held by Mouth, and $217,000 of trade names held by Artisan. The Company followed the guidance of ASC 360 “Property, Plant, and Equipment” (“ASC 360”) in assessing these assets for impairment. ASC 360 states that impairment testing should be completed whenever events or changes in circumstances indicate the asset’s carrying value may not be recoverable. In management’s judgment there are no indications that the carrying value of these trade names may not be recoverable, and it determined that impairment testing was not required.

The Company acquired certain intangible assets pursuant to the acquisitions through Artisan, Oasis, igourmet, OFB, Haley, and M Innovations. The following is the net book value of these assets:

	December 31, 2022
		Accumulated
	Cost	Amortization	Net
Trade Name	1,532,822	-	1,532,822
Internally Developed Technology	875,643	(875,643)	-
Website	84,000	(53,006)	30,994
Total	$2,491,925	$(926,649)	$1,563,276

	December 31, 2021
		Accumulated
	Cost	Amortization	Net
Trade Name	1,532,822	-	1,532,822
Internally Developed Technology	875,643	(875,643)	-
Website	84,000	(11,782)	72,218
Total	$2,491,925	$(887,425)	$1,604,500

During the year ended December 31, 2022, the Company charged to operations amortization expense in the amount of $41,224. During the year ended December 31, 2021, the Company charged to operations amortization expense in the amount of $8,912.

Amortization of finite life intangible assets as of December 31, 2022 is as follows:

Twelve months ended December 31, 2023	30,994
Total	$30,994

The trade names are not considered finite-lived assets, and are not being amortized.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2022 and December 31, 2021 are as follows:

	December 31, 2022	December 31, 2021
Trade payables and accrued liabilities	$6,599,903	$5,414,731
Accrued payroll and commissions	253,350	288,174
Total	$6,853,253	$5,702,905

Index

10. ACCRUED INTEREST

At December 31, 2022, accrued interest - on notes outstanding was $18,104.

At December 31, 2021, accrued interest - on notes outstanding was $29,349.

11. REVOLVING CREDIT FACILITIES

	December 31, 2022	December 31, 2021

On June 6, 2022, the Company entered into a revolving credit facility (the “MapleMark Revolver”) with MapleMark Bank ("MapleMark”) in the initial amount of $2,014,333. The borrowing base amount is based upon 80% of eligible accounts receivables and 60% of eligible inventory. This amount was paid by MapleMark directly to Fifth Third Bank in satisfaction of the Fifth Third Bank Line of Credit. Any amounts borrowed under the MapleMark Revolver will bear interest at the greater of (a) the Base Rate (the rate of interest per annum quoted in the “Money Rates” section of The Wall Street Journal from time to time and designated as the “Prime Rate”) plus 0.25% per annum and (b) 3.50% per annum. At December 31, 2022, the interest rate was 7.75%. The MapleMark Revolver matures on May 27, 2023 and in the event United States Department of Agriculture issues a guarantee of repayment of the MapleMark Revolver in favor of the Company pursuant to its Business and Industry Loan Guarantee Program (the “USDA Guarantee”), at the Company’s option, the amount of the MapleMark Revolver can be expanded to $3,000,000 and its term extended to November 28, 2023. The Company has applied for a USDA Guarantee; at December 31, 2022, this guarantee had not yet been received. The MapleMark Revolver contains certain negative covenants. The Company is also subject to a fixed charge coverage ratio covenant for the Revolver Loan as described in more detail in the MapleMark Revolver. The Company recorded a discount to this loan in the amount of $29,832 in connection with financing costs which was amortized to interest expense during the year ended December 31, 2022. During the year ended December 31, 2022, the Company paid interest in the amount of $71,145 on the MapleMark Revolver.

	$2,014,333	$-

Line of credit facility with Fifth Third Bank in the original amount of $2,000,000 with an interest rate of LIBOR plus 3.00% (the “Fifth Third Bank Line of Credit”). Effective August 1, 2019, this credit facility was extended to August 1, 2021. Effective as of July 31, 2021 this credit facility was extended to November 1, 2021: effective as of October 29, 2021, this credit facility was extended to March 1, 2022; and effective March 1, 2022, this credit facility was extended to June 30, 2022. The debt covenants of this credit facility were waived until June 30, 2022. On March 20, 2020, the Company drew down the amount of $2,000,000. During the year ended December 31, 2022, the Company paid interest in the amount of $47,389 on the Fifth Third Bank Line of Credit. On June 9, 2022, the total outstanding principal in the amount of $2,000,000 and accrued interest in the amount of $14,333 were paid directly to Fifth Third Bank by MapleMark in connection with the MapleMark Revolver. As of December 31, 2022, the Fifth Third Bank Line of Credit is paid in full.

	$-	$2,000,000

Total	$2,014,333	$2,000,000

Index

12. NOTES PAYABLE

December 31, 2022	December 31, 2021

On June 6, 2022, the Company entered into a term loan agreement with MapleMark (the “MapleMark Term Loan 1”) for the original amount of $5,324,733. This amount was paid by MapleMark directly to Fifth Third Bank in satisfaction the outstanding principal and interest due under existing loans with Fifth Third Bank. The MapleMark Term Loan 1 matures on May 27, 2023. Upon receipt of the USDA Guarantee, the Company will have the option of extending the term of the MapleMark Term Loan 1 to June 6, 2052.

Amounts outstanding under the Term Loans will bear interest at the rate equal to the lesser of (a) the Maximum Lawful Rate, or (b) the greater of (i) WSJP (the “Prime Rate” as published by The Wall Street Journal) plus 1.25% per annum or (ii) 4.50% per annum. At December 31, 2022, the interest rate was 8.75%. The MapleMark loan matures on May 27, 2023 and in the event United States Department of Agriculture issues a guarantee of repayment of the MapleMark loan in favor of the Company pursuant to its Business and Industry Loan Guarantee Program (the “USDA Guarantee”), at the Company’s option, the amount of the MapleMark loan can be expanded to $7,775,680. The Company has applied for a USDA Guarantee; at December 31, 2022, this guarantee had not yet been received. The Term Loan Agreements contain negative covenants that, subject to certain exceptions, limits the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The Term Loan Agreements also provides that the Company and its subsidiaries on a consolidated basis, meet a Fixed Charge Coverage Ratio as described in detail in the Loan Agreements. The Term Loan Agreements contain events of default that are customary for a facility of this nature, including (subject in certain cases to grace periods and thresholds) nonpayment of principal, nonpayment of interest, fees or other amounts, material inaccuracy of representations and warranties, violation of covenants, cross-default to certain other existing indebtedness, bankruptcy or insolvency events, and certain judgment defaults as specified in the Term Loan Agreements. If an event of default occurs, the maturity of the amounts owed under the Term Loan Agreements may be accelerated. The obligations under the Term Loan Agreements are guaranteed by the Company and IFP and are secured by mortgages on their real estate located in Florida, Illinois, and Pennsylvania and substantially all of their assets, in each case, subject to certain exceptions and permitted liens. The Company recorded a discount to this loan in the amount of $57,106 in connection with financing costs which was amortized to interest expense during the year ended December 31, 2022. During the year ended December 31, 2022, the Company accrued interest in the amount of $219,238 on this loan.

$5,324,733	$-

Index

December 31, 2022	December 31, 2021

On June 6, 2022, the Company entered into a term loan agreement with MapleMark (the “MapleMark Term Loan 2”) for the original amount of $356,800. This amount was paid by MapleMark directly to Fifth Third Bank in satisfaction the outstanding principal and interest due under existing loans with Fifth Third Bank. The MapleMark Term Loan 2 matures on May 27, 2023. Upon receipt of the USDA Guarantee, the Company will have the option of extending the term of the Term Loan 2 to June 6, 2052.

Amounts outstanding under the Term Loans will bear interest at the rate equal to the lesser of (a) the Maximum Lawful Rate, or (b) the greater of (i) WSJP (the “Prime Rate” as published by The Wall Street Journal) plus 1.25% per annum or (ii) 4.50% per annum. At December 31, 2022, the interest rate was 8.75%, The MapleMark loan matures on May 27, 2023 and in the event United States Department of Agriculture issues a guarantee of repayment of the MapleMark loan in favor of the Company pursuant to its Food & Supply Guaranteed Loan Facility (the “USDA Guarantee”), at the Company’s option, the amount of the MapleMark loan can be expanded to $2,680,000. The Company has applied for a USDA Guarantee; at December 31, 2022, this guarantee had not yet been received. The Term Loan Agreements contain negative covenants that, subject to certain exceptions, limits the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The Term Loan Agreements also provides that the Company and its subsidiaries on a consolidated basis, meet a Fixed Charge Coverage Ratio as described in detail in the Loan Agreements. The Term Loan Agreements contain events of default that are customary for a facility of this nature, including (subject in certain cases to grace periods and thresholds) nonpayment of principal, nonpayment of interest, fees or other amounts, material inaccuracy of representations and warranties, violation of covenants, cross-default to certain other existing indebtedness, bankruptcy or insolvency events, and certain judgment defaults as specified in the Term Loan Agreements. If an event of default occurs, the maturity of the amounts owed under the Term Loan Agreements may be accelerated. The obligations under the Term Loan Agreements are guaranteed by the Company and IFP and are secured by mortgages on their real estate located in Florida, Illinois, and Pennsylvania and substantially all of their assets, in each case, subject to certain exceptions and permitted liens. The Company recorded a discount to this loan in the amount of $23,367 in connection with financing costs which was amortized to interest expense during the year ended December 31, 2022. During the year ended December 31, 2022, the Company accrued interest in the amount of $14,690 on this loan.

$356,800	$-

Secured mortgage note payable for the acquisition of land and building in Bonita Springs, Florida in the amount of $546,000. Principal payments of $4,550 plus interest at the rate of Libor plus 3% are due monthly. The balance of the principal amount was originally due February 28, 2018. On March 23, 2018 and effective February 26, 2018, this note was amended and renewed in the amount of $273,000, with monthly payments of principal and interest of $4,550 payable through the maturity date of February 28, 2023. During the year ended December 31, 2022, the Company made payments of principal and interest on this note in the amounts of $22,750 and $655, respectively. On June 9, 2022, the principal and interest due on this note in the amount of $45,500 and $66, respectively, were paid directly to Fifth Third Bank by MapleMark in connection with MapleMark Term Loan 2.

$-	$68,250

Secured mortgage note payable for the acquisition of land and building in Broadview, Illinois in the amount of $980,000. Principal payments of $8,167 plus interest at the rate of LIBOR plus 2.75% are due monthly through April 2020, the remaining principal balance in the amount of $490,000 was originally due May 29, 2020. Effective May 29, 2020, the note was amended and renewed such that principal payments of $8,303 plus accrued interest were due beginning June 29, 2020 and continuing for sixty months; the entire principal balance and all accrued interest will be due on May 29, 2025. During the year ended December 31, 2022, the Company made payments of principal and interest on this note in the amounts of $40,833 and $3,781, respectively. On June 9, 2022, the principal and interest due on this note in the amount of $310,333 and $901, respectively, were paid directly to Fifth Third Bank by Maple Mark in connection with MapleMark Term Loan 2.

$-	$351,165

Index

	December 31, 2022	December 31, 2021

Promissory note dated March 22, 2019 in the original amount of $391,558 (the “Artisan Equipment Loan”) payable to Fifth Third Bank. This loan is secured by the Company’s tangible and intangible personal property and bears interest at the rate of 5.20%. The entire principal balance and all accrued interest is due on the maturity date of March 21, 2024. Monthly payments in the amount of $7,425 including principal and interest commenced in April, 2019. During the year ended December 31, 2019, equipment financed under the Artisan Equipment Loan in the amount of $33,075 was returned for credit. During year ended December 31, 2022, the Company made payments of principal and interest on this loan in the amounts of $30,523 and $3,467, respectively. On June 9, 2022, the principal and interest due on this note in the amount of $141,623 and $143, respectively, were paid directly to Fifth Third Bank by MapleMark in connection with MapleMark Term Loan 1.

	$-	$172,146

A note payable in the amount of $20,000. The Note was due in January 2006 and the Company is currently accruing interest on this note at 1.9%. During the two years ended December 31, 2022, the Company accrued interest in the amount of $381 and $381, respectively, on this note. At December 31, 2022, accrued interest on this note was $18,104.	$20,000	$20,000

Vehicle acquisition loan dated December 6, 2018 in the original amount of $51,088, payable in sixty monthly installments of $955 including interest at the rate of 4.61% maturing November 5, 2023. During the year ended December 30, 2022, the Company made principal and interest payments in the amount of $10,717 and $743, respectively. During the year ended December 30, 2021, the Company made principal and interest payments in the amount of $10,235 and $1,225, respectively.	$10,267	$20,984

Secured mortgage facility in the amount of $5,500,000 with Fifth Third Bank for the acquisition of land and building in Mountaintop, Pennsylvania dated November 8, 2019 (the “Fifth Third Mortgage Facility”). The Fifth Third Mortgage Facility is secured by the assets acquired. During the year ended December 31, 2019, the Company drew down $3,600,000 of this facility. During the year ended December 31, 2020, the Company drew down an additional $1,900,000 of this facility. The interest rate is LIBOR plus 2.75% with interest only due through September 30, 2020, thereafter with principal amortized at a 20 years amortization rate and the balance due on the maturity date of September 2, 2025. The Company prepaid loan fees in connection with this loan in the amount of $72,916 which are considered a discount to the loan and are being amortized over the term of the note; during the years ended December 31, 2022 and 2021, $0 and $12,525, respectively, of this discount was amortized to interest expense. During the years ended December 31, 2021, the Company made principal and interest payments in the amount of $198,800 and $142,073, respectively, on this loan. On June 9, 2022, the principal and interest due on this note in the amount of $5,168,000 and $14,967, respectively, were paid directly to Fifth Third Bank by MapleMark in connection with MapleMark Term Loan 1. The Company recorded a loss in the amount of $40,556 on this transaction in connection with the write-off of the unamortized portion of the discount.

The Company also had in place an interest rate swap agreement (the “Fifth Third Interest Rate Swap”) with Fifth Third bank in connection with the Fifth Third Mortgage Facility. Pursuant to the Fifth Third Interest Rate Swap, the Company paid an additional base rate of 0.59% reduced by the difference between an initial LIBOR rate of 0.1513% and the month-end LIBOR rate resulting in additional interest expense of $5,632 and $26,258, respectively, during the years ended December 31, 2022 and 2021. On March 28, 2022 the Interest Rate Swap was terminated. Upon termination the Company received a cash payment of $294,000, which is reflected as a gain on the interest rate swap on the statement of operations for the year ended December 31, 2022.

	$-	$5,235,600

Index

	December 31, 2022	December 31, 2021

Total	$5,711,800	$5,868,145
Discount	(-)	(46,012)
Net of discount	$5,711,800	$5,822,133

Current portion	$5,711,800	$458,973
Long-term maturities	-	5,409,172
Total	$5,711,800	$5,868,145

Aggregate maturities of notes payable as of December 31, 2022 are as follows:

For the year ended December 31,

2023	5,711,800
Total	$5,711,800

13. RELATED PARTY TRANSACTIONS

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

See note 15 for equity related transactions.

14. INCOME TAXES

Deferred income taxes result from the temporary differences primarily attributable to amortization of intangible assets and debt discount and an accumulation of net operating loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $15,808,000, which can be carried forward indefinitely subject to limitation, except $4,900,000 which can be carried forward through 2037. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

The provision (benefit) for income taxes for the years ended December 31, 2022 and 2021 consist of the following:

	2022	2021

Current	$-	$-
Deferred	-	-
Total	$-	$-

Index

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable statutory income tax rate of 27.6% for the years ended December 31, 2022 and 2021 to the loss before taxes as a result of the following differences:

	2022	2021
Income (loss) before income taxes	$(1,350,002)	$(716,331)
Statutory tax rate	27.6%	27.6%
Total tax (benefit) at statutory rate	(373,000)	(198,000)

Permanent difference	176,000	(669,565)
Other adjustments	(219,136)	8,765
Changes in valuation allowance	416,136	858,800
Income tax expense	$-	$-

Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2022, and 2021 significant components of the Company’s deferred tax assets are as follows:

	2022	2021
Deferred Tax Assets:
Net operating loss carryforwards	$4,363,000	$4,016,400
Allowance for doubtful accounts	94,000	104,000
Property and equipment	158,200	158,200
Intangible assets	607,500	607,500
Net deferred tax assets	5,222,700	4,886,100
Valuation allowance	(5,222,700)	(4,886,100)
Net deferred tax assets	$-	$-

The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions.

15. EQUITY

Common Stock

At December 31, 2022 and 2021 a total of 2,837,580 shares are issued but deemed not outstanding by the Company.

For the year ended December 31, 2022:

On April 8, 2022, the Company issued 33,445 shares with a value of $11,405 to an employee as compensation.

On April 25, 2022, the Company issued 142,857 shares with a value of $48,543 to a service provider.

At December 31, 2022, total common stock outstanding in the amount of 48,089,657 includes 1,319,940 shares vested by management and directors pursuant to their compensation plans but not yet issued.

At December 31, 2021, total common stock outstanding in the amount of 46,041,751 includes 584,774 shares vested by management and directors pursuant to their compensation plans but not yet issued.

For the year ended December 31, 2021:

Options

For the year ended December 31, 2022:

The Company issued 125,000 two-year options with an exercise price of $0.41 per share and a grant date fair value of $1,708 to a service provider. These options vested upon issuance and will expire on April 25, 2024.

The Company issued 125,000 two-year options with an exercise price of $0.50 per share and a grant date fair value of $384 to a service provider. These options vested upon issuance and will expire on April 25, 2024.

Index

For the year ended December 31, 2021:

During the year ended December 31, 2021, the Company issued 50,000 two-year options with a fair value on the date of grant of $8,616 to a director at a price of $1.20 per share, vesting September 10, 2022, and expiring September 10, 2023.

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company as of December 31, 2022:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.41	125,000	1.32	$0.41	125,000	$0.41
$0.50	125,000	1.32	$0.50	125,000	$0.50
$0.60	50,000	2.99	$0.60	50,000	$0.60
$0.62	360,000	1.00	$0.62	360,000	$0.62
$0.85	540,000	1.00	$0.85	540,000	$0.85
$1.00	50,000	2.99	$1.00	50,000	$1.00
$1.20	1,050,000	0.90	$1.20	1,050,000	$1.20
	2,300,000	1.07	$0.93	2,300,000	$0.93

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2020	2,525,000	$1.02
Granted	50,000	1.20
Exercised	-	-
Cancelled / Expired	(200,000)	1.35

Options outstanding at December 31, 2021	2,100,000	$0.99
Granted	250,000	0.46
Exercised	-	-
Cancelled / Expired	(50,000)	1.20

Options outstanding at December 31, 2022	2,300,000	$0.93

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2022 and 2021 was $0. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.21 and $0.33 as of December 31, 2022 and 2021, respectively, and the exercise price multiplied by the number of options outstanding.

During the year ended December 31, 2022 and 2021, the Company charged $8,738 and $144,274, respectively, to operations related to recognized stock-based compensation expense for stock options.

The exercise price at grant dates in relation to the market price during 2022 and 2021 are as follows:

	2022	2021
Exercise price lower than market price	-	-

Exercise price equal to market price	-	-

Exercise price exceeded market price	$0.41 to 0.50	$0.62 to 1.50

As of December 31, 2022, and 2021, there were 0 and 87,500, respectively, non-vested options outstanding.

Index

Accounting for stock options

The Company valued stock options using the Black-Scholes valuation model utilizing the following variables:

	December 31,	December 31,
	2022	2021
Volatility	24.43%	71.26%
Dividends	$-	$-
Risk-free interest rates	2.63%	0.23%
Term (years)	2.00	2.00

16. COMMITMENTS AND CONTINGENT LIABILITIES

Contingent Liability

Pursuant to the igourmet Asset Purchase Agreement, the Company recorded contingent liabilities in the original amount of $787,800. This amount relates to certain performance-based payments over the twenty-four months following the acquisition date as well as to certain additional liabilities that the Company has evaluated and has recorded on a contingent basis. During the year ended December 31, 2018, the Company reduced this amount by $392,900 as the performance goals for the first year were not met. During the year ended December 31, 2019, the Company reduced this amount by $132,300 as the performance goals for the second year were not met. During the year ended December 31, 2019, the Company paid the amount of $39,000 in connection with the additional liabilities. During the years ended December 31, 2022 and 2021, the Company paid the amount of $8,000 and 80,000, respectively, in connection with the additional liabilities. During the year ended December 31, 2022, the Company determined that these contingent liabilities were no longer needed as the time period for attainment of the contingencies had lapsed; accordingly, the balances of the contingent liabilities in the amounts of $67,000 and $108,000 were de-recognized and credited to gain on contingent liabilities. At December 31, 2022, the amount of contingent liabilities on the Company’s balance sheet in connection with the igourmet acquisition was $0.

Pursuant to the Mouth Foods LLC Asset Acquisition, the Company recorded contingent liabilities in the amount of $240,576. These amounts relate to the estimate of certain performance-based payments following the acquisition date as well as to certain additional liabilities that the Company has evaluated and has recorded on a contingent basis. During the year ended December 31, 2019, the Company paid the amount of $120,576 in connection with these liabilities. During the year ended December 31, 2022, the Company determined that these contingent liabilities were no longer needed as the time period for attainment of the contingencies had lapsed; accordingly, the balance of the contingent liabilities in the amount of $120,000 was de-recognized and credited to gain on contingent liabilities. At December 31, 2022 the amount of contingent liabilities on the Company’s balance sheet was $0.

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

Litigation

On September 16, 2019, an action (the “PA Action”) was filed in the Court of Common Pleas of Philadelphia County, Trial Division, against, among others, the Company and its wholly-owned subsidiaries, igourmet and Food Innovations, Inc. Since that time, other parties involved in the incident have joined as plaintiffs in the PA Action. The complaint in the PA Action alleges, inter alia, wrongful death and negligence by a driver employed by igourmet and indicates a demand and offer to settle for $50,000,000. We expect that should a settlement occur the amount to resolve the Action would be substantially lower. The Company and its subsidiaries had auto and umbrella insurance policies, among others, that were in effect for the relevant period The Company and its subsidiaries’ insurers have agreed to defend the Company and its subsidiaries in the PA Action (and the related action), subject to a reservation of rights. The Company believes that the likely outcome would result in the liabilities being covered by its insurance carriers. However, if the Company was found responsible for damages in excess of its available insurance coverage, such damages in excess of the coverage could have a material adverse effect on the Company’s operations. The case has been set for trial for April 1, 2024. Because the statute of limitations on the incident has now run, it is not anticipated that any new plaintiffs involved in the incident will come forward against the Company and its subsidiaries.

Index

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

17. MAJOR CUSTOMERS

The Company’s largest customer, U.S. Foods, Inc. and its affiliates, accounted for approximately 49% and 46% of total sales in each of the years ended December 31, 2022 and 2021. A contract between our subsidiary, Food Innovations, and U.S. Foods entered an optional renewal period in December 2012 but was automatically extended for an additional 12 months in each of January 1, 2013 and 2014. On January 26, 2015 we executed a contract directly between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods, Inc. The term of the contract was from January 1, 2015 through December 31, 2016 and provided for a limited number of automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew. Based on the terms, the Agreement was extended through December 31, 2018. Effective January 1, 2018 the Agreement was further amended to remove the cap on renewals, and provide for an unlimited number of additional 12-month terms unless either party notifies the other in writing, 30 days prior to the end date, of its intent not to renew. In addition, Gate Gourmet, the leading global provider of airline catering solutions and provisioning services for airlines, in partnership with igourmet, represented 13% of total sales for the year ended December 31, 2022.

18. FAIR VALUE MEASUREMENTS

Our short-term financial instruments, including cash, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value. The fair value of the Company’s stock options is determined using option pricing models.

As a result of the adoption of ASC 815-40, the Company is required to disclose the fair value measurements required by ASC 820, “Fair Value Measurements and Disclosures.” Hierarchical levels, defined by ASC 820 are directly related to the amount of subjectivity associated with the inputs to fair valuations of these liabilities are as follows:

Level 1	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

As December 31, 2022 and 2021, the Company did not have financial assets or liabilities that are required to be accounted for at fair value on a recurring basis.

19. LIQUIDITY

On June 6, 2022, the  Company entered into three loan agreements with MapleMark Bank: the MapleMark Revolver in the amount of $2,014,333, the MapleMark Term Loan 1 in the amount of $5,324,733, and the MapleMark Term Loan 2 in the amount of $356,800.  See note 11.  The aggregate principal amount of these loans is $7,695,866 at December 31, 2022.  Each of these loans is currently due on May 27, 2023.  These loans were entered into with the expectation of receiving a loan guarantee from the United States Department of Agriculture.  The USDA Guarantee would provide the Company with the ability to: (i) increase the amount available under the MapleMark Revolver to a maximum of $3,000,000 and extend the due date to November 28, 2023; (ii) increase the amount available under the MapleMark Term Loan 1 to $7,775,680 and extend the due date to June 6, 2052; and (iii) increase the amount available under the MapleMark Term Loan 2 to $2,680,000 and extend the due date to June 6, 2052. The Company has submitted its application for the USDA Guarantee, but it has not been received as of March 28, 2023.

Index

We maintain a dialogue with MapleMark Bank regarding the status of the USDA Guarantee and the MapleMark Loans. We have previously secured two 90 day extensions of the MapleMark loans, from November 26, 2022 to February 26, 2023; and to May 27, 2023. If the USDA Guarantee is not received by May 6, 2023, we will apply for an additional 90 day extension of the MapleMark Loans. If, by May 15, 2023, we are unable to obtain an additional extension from MapleMark or if the USDA Guarantee is denied, we will begin renewed negotiations with MapleMark for loans to replace the existing loans but with terms not supported by the USDA Guarantee.  MapleMark has indicated their willingness to proceed along these lines if necessary. If we are unable to negotiate revised loan agreements with MapleMark by June 1, 2023, we will begin negotiations with other lenders who have previously expressed interest in providing the Company with debt financing. The Company has received appraisals of our land and buildings at a combined value of approximately $19,900,000 which would be available to collateralize any such loans. In the highly unlikely event that we are unable to secure alternative debt financing pursuant to these negotiations by June 15, 2023, we would enter into factoring arrangements in order to partially finance the payment of the MapleMark principal balances.  At March 28, 2023, we had cash on hand of approximately $1,895,000 (unaudited) and accounts receivable of approximately $4,262,000 (unaudited) which would be available to pay down and collateralize further paydown of the MapleMark Loans.

20. SUBSEQUENT EVENTS

Appointment of Bill Bennett as CEO and Director

On February 3, 2023, the Company entered into an Executive Employment Agreement with Robert William (Bill) Bennett (the “RWB Agreement”). The RWB Agreement provides, among other things, for Mr. Bennett to become the Company’s Chief Executive Officer and Mr. Bennett, and one designee, to be nominated to the Company’s Board of Directors during his tenure as CEO.

Resignation of Sam Klepfish as CEO

On February 3, 2023, the Company entered into an Agreement and General Release and a Side Letter thereto with Sam Klepfish (the “SK Agreements”). The SK Agreements provide, among other things, for Mr. Kelpfish’s resignation from all positions with the Company and its subsidiaries on the Separation Date, except that Mr. Klepfish will remain a director and Chairman of the Board of the Company.

Resignation of Justin Weirnasz as Director of Strategic Alliances and Director

Effective March 1, 2023, for personal reasons, Mr. Justin Wiernasz resigned as our Director of Strategic Acquisitions and as a director.

Appointment of Denver Smith as Director

Effective March 13, 2023, Mr. Denver J. Smith was appointed to our Board of Directors.

Extension of MapleMark loans

On February 26, 2023, the MapleMark loans were extended to May 27, 2023.

Issuance of Common Stock

On February 28, 2023, the Company recorded  400,007 shares of common stock with a weighted average price of $0.23 per share issuable to Sam Klepfish, its Chairman and ex-CEO, pursuant to his employment agreement.

On February 28, 2023, the Company issued a total of 267,030 shares of common stock at a price of $0.37 per share as compensation to three employees.

Index

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2022 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms and our disclosure controls and procedures are also effective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our principal executive and financial officers to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Management previously identified a control deficiency regarding the integration of two acquisitions in 2018 and as a result management had previously concluded our internal control over financial reporting was ineffective at the reasonable assurance level. To address this matter, we named a new Chief Financial Officer effective December 29, 2020 and also retained additional qualified personnel. As a result, Management concluded that the Company’s internal control over financial reporting as of December 31, 2022 is effective at the reasonable assurance level.

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

Name	Age	Position
Bill Bennett	41	Chief Executive Officer and Director
Sam Klepfish	48	Chairman
Joel Gold	81	Director
Hank Cohn	53	Director
David Polinsky	52	Director
James C. Pappas	41	Director
Mark Schmulen	42	Director
Jefferson Gramm	47	Director
Denver J. Smith	35	Director
Richard Tang	59	Chief Financial Officer

Directors

Bill Bennett, Chief Executive Officer and Director

William (Bill) Bennett has been a director and our CEO since February 28, 2023. Prior thereto, Mr. Bennett was most recently Vice President of eCommerce for The Kroger Co. from 2020 until 2023. In this role, he was responsible for the company’s $10 billion eCommerce business, leading cross-functional partners in marketing, merchandising, product management, supply chain, technology, and analytics to develop and lead a robust eCommerce go-to-market and growth strategy across the enterprise. Mr. Bennett joined Kroger from Walmart where he served for seven years, from 2013 to 2020, in a variety of eCommerce and store leadership roles, including finance, merchandising, strategy, analytics, and product management. Prior to Walmart, from 2011 to 2013, Mr. Bennett led the pricing strategy team at S.C. Johnson and served in a variety of leadership roles at General Mills from 2006 to 2011. Mr. Bennett received a bachelor’s degree in Business Management with an emphasis in Finance from Brigham Young University and an MBA from the Fuqua School of Business at Duke University.

Sam Klepfish, Chairman

Mr. Klepfish has been a director since December 1, 2005. From November 2007 to February 28, 2023 Mr. Klepfish was the CEO of Innovative Food Holdings and its subsidiaries. From March 2006 to November 2007 Mr. Klepfish was the interim president of the Company and its subsidiary. Since February 2005 Mr. Klepfish was also a Managing Partner at ISG Capital, a merchant bank. From May 2004 through February 2005 Mr. Klepfish served as a Managing Director of Technoprises, Ltd. From January 2001 to May 2004 he was a corporate finance analyst and consultant at Phillips Nizer, a New York law firm. Since January 2001 Mr. Klepfish has been a member of the steering committee of Tri-State Ventures, a New York investment group. From 1998 to December 2000, Mr. Klepfish was an asset manager for several investors in small-cap entities.

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

Denver Smith, Director

Denver Smith has been a director since March 13, 2023. Mr. Smith is the Co-Founder and a managing member of Carlson Ridge Capital, a hedge fund manager, which was founded in 2015. He is also the Co-CIO of the firm and acts as the lead manager for the CRC Founders Fund, LP. Additionally, Mr. Smith advises the Aspen Family Trust on its asset allocation and strategic level decisions for various entities it owns. He was previously a portfolio manager and the Chief Investment Officer for 73114 Investments, LLC, for a period of 9 years. In 2015, he prompted and helped negotiate the sale of 73114 Investments parent company, a government contracting company, to a multi-billion dollar publicly traded REIT for over $150 million. Mr. Smith serves on the Board of Trustees of Lifestyle Management Inc, a non-profit organization. He graduated from the University of Oklahoma with a BBA in Finance and Economics. He also earned an MBA from the University of Oklahoma. Mr. Smith is a CFA Charterholder.

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

Qualification of Directors

We believe that all of our directors are qualified for their positions and each brings a benefit to the board. Mr. Bennett, as an executive officer, is uniquely qualified to bring management’s perspective to the board’s deliberations. Mr. Gold, with his lengthy career working for broker/dealers, bring a “Wall Street” perspective and Mr. Schmulen, with his private equity experience, and Messrs. Cohn and Polinsky, with their prior history of being executives and directors of other companies, bring a well-rounded background and wealth of general business experience to our board. Mr. Pappas brings both his investment and corporate finance background and food industry experience to the board. Mr. Klepfish, as a former executive officer continues to bring his knowledge of the food industry as well as detailed knowledge of the Company to the board. Messrs. Gramm and Smith bring extensive experience in business strategy and capital markets.

Committees

The Board of Directors currently has an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The members of the Compensation Committee and of the Nominating and Corporate Governance Committee are Messrs. Gold, Cohn, Pappas and Schmulen and the members of the Audit Committee are Messrs. Gold, Cohn, Gramm, Polinsky, and Schmulen with Mr. Cohn designated as the Audit Committee Financial Expert. All of the members of each committee have been determined by the Board of Directors to be independent.

Index

Agreements with Directors

Prior to Mr. Pappas’ appointment to the Board, as described in a Current Report on Form 8-K filed on January 30, 2020 (the “January 8-K”), the Company and Mr. Pappas entered into a two year Agreement dated as of January 28, 2020 (the “Pappas Agreement”) which, among other things, provided that (i) the Company (x) will support the continued directorships of the New Directors (as defined in the Pappas Agreement) at the next two annual meetings and (y) after 18 months will appoint another nominee of JCP (as defined in the Pappas Agreement”) to the Board and support such nominee at the next annual meeting, provided that such nominee shall be subject to the approval (which shall not be unreasonably withheld) of the Nominating and Corporate Governance Committee of the Board and the Board after exercising their good faith customary due diligence process and fiduciary duties; and (ii) JCP and the Company agreed to certain standstill provisions, as more fully described in the Pappas Agreement. As of the date hereof, the New Directors referred to in the Pappas Agreement are Messrs. Pappas and Schmulen.

Effective November 28, 2022 the Company entered into a Board Observer Agreement with Denver J. Smith (the “Smith Agreement”). Mr. Smith is part of a Schedule 13D group (the “Group”) which holds approximately 8.3% of our outstanding common stock. The Group had threatened a proxy contest, and to avoid expense and disruption associated with a proxy contest the company has signed the Smith Agreement with the Group. The Smith Agreement provides, among other things, that for up to six (6) months, with certain minor limitations, Mr. Smith will have observer status at all meetings held by our Board of Directors as well as meetings held by the various Committees of our Board of Directors. In addition, the Smith Agreement provides for Mr. Smith to become a member of our Board of Directors on or before the six (6) month anniversary of the Smith Agreement subject to fulfillment of the Board’s fiduciary responsibilities. The Smith Agreement contains certain “standstill” provisions regarding proxy contests, Board membership and joining certain ownership groups. The Smith Agreement is conditional upon the Group maintaining certain minimum ownership of our common stock as well as imposing duties of confidentiality and securities law compliance. Effective March 13, 2023, our board determined to appoint Mr. Smith to our board.

Code of Ethics

We have adopted a Code of Ethics that applies to each of our employees, including our CEO, our principal financial officer, as well as members of our Board of Directors. A copy of such Code has been publicly filed with, and is available for free from, the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

During 2022, Messrs. Klepfish and Wiernasz did not file one Form 4 in connection with the receipt of shares.

Index

ITEM 11. Executive Compensation

The following table sets forth information concerning the compensation for services rendered to us for the two years ended December 31, 2022, of our Chief Executive Officer, our principal financial officer and our highest compensated officer whose annual compensation exceeded $100,000 in the fiscal year ended December 31, 2022, if any. We refer to the Chief Executive Officer and these other officers as the named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Sam Klepfish	2022	$513,491	$-		$466,186	(a)	$-		$-	$-	$98,939	(b)	$1,078,616
CEO (f)	2021	$457,288	$-		$385,000	(a)	$-		$-	$-	$3,012	(c)	$845,300

Justin Wiernasz	2022	$404,118	$-		$17,116	(a)	$-		$-	$-	$26,951	(c)	$431,069
Director of Strategic Acquisitions (g)	2021	$403,822	$10,000	(d)	$17,116	(a)	$-		$-	$-	$23,655	(c)	$454,593

Richard Tang	2022	$239,231	$-		$-		$7,034	(e)	$-	$-	$17,992	(c)	$264,257
Chief Financial Officer	2021	$199,231	$-		$-		$7,032	(e)	$-	$-	15,791	(c)	222,054

Norma Vila,	2022	$182,404	$-		$-		$-		$-	$-	$11,070	(c)	$193,473
Principal Accounting Officer	2021	$172,692	$-		$-		$-		$-	$-	9,312	(c)	$182,400

(a) Consists of the portion of restricted stock awards which were recognized as a period cost during the year for services as an executive officer.

(b) Consists of cash payments for health care benefits in the amount of $3,525 and restricted stock awards in the amount of $95,414 recognized as a period cost during the year for services as an executive officer and utilized to pay withholding taxes on behalf of Mr. Klepfish.

(c) Consists of cash payments for health care benefits.

(d) Consists of a cash bonus paid during the year for services performed in the previous year.

(e) Consists of option awards which were recognized as a period cost during the year for services as an executive officer.

(f) Mr. Klepfish resigned from his position as Chief Executive Officer on February 28, 2023.

(g) Mr. Wiernasz resigned from his position as Director of Strategic Acquisitions on March 1, 2023.

Index

Outstanding Equity Awards at Fiscal Year-End as of December 31, 2022

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Sam Klepfish	-	-	-	-	-	300,000	(a)	$63,420	(b)	-	-

(a) Restricted stock awards vest according to the following schedule: An additional 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 consecutive trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 consecutive trading days.

(b) Amounts are calculated by multiplying the number of shares shown in the table by $ 0.21 per share, which is the closing price of common stock on December 30, 2022 (the last trading day of the 2022 fiscal year).

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joel Gold	7,500	20,000	(a)	-		-	-	-	27,500
Sam Klepfish	-	-		-		-	-	-	27,500
Hank Cohn	7,500	20,000	(a)	-		-	-	-	-
Justin Wiernasz (b)	-	-		-		-	-	-	-
David Polinsky	-	-		-		-	-	-	-
James C. Pappas	-	-		-		-	-	-	-
Mark Schmulen	-	-		-		-	-	-	-
Jefferson Gramm	-	-		1,704	(c)	-	-	-	1,704

(a) Represents the amount charged to operations during the year ended December 31, 2022 for 90,634 shares of the Company’s common stock with a fair value of $30,000 granted on January 1, 2021 and vesting over a three-year period, and 64,240 shares of the Company’s common stock with a fair value of $30,000 granted on January 1, 2020 and vesting over a three-year period.

(b) Mr. Wiernasz resigned his position as a director of the Company on March 1, 2023.

(c) Represents the amount charged to operations during the year ended December 31, 2021 for one-year options to purchase 50,000 shares of the Company’s common stock at a price of $1.20 per share, vesting over one year.

Employment Agreements

Our subsidiary, Food Innovations, has employment agreements with certain officers and certain employees. The employment agreements provide for salaries and benefits, including stock grants and extend up to three years. In addition to salary and benefit provisions, the agreements include defined commitments should the employer terminate the employee with or without cause.

Index

BILL BENNETT

On February 3, 2023, we entered into an Executive Employment Agreement with Robert William Bennett (the “RWB Agreement”). The RWB Agreement provides, among other things, for Mr. Bennett to become our Company’s Chief Executive Officer; Mr. Bennett, and one designee, to be nominated to the Company’s Board of Directors during his tenure as CEO; employment at-will with an initial term of employment from February 28, 2023 through December 31, 2025 with 12 months of Base Salary as severance payments if terminated without cause or resignation with Good Reason; an annual Base Salary of $375,000 with at least 3% annual increases with additional annual increases of 20% if certain cash flow metrics are met; a $50,000 signing bonus; an additional Bonus, triggered based on certain conditions being met, of up to $300,000 payable over time; annual incentive bonus equal to at least 50% of Base Salary; reimbursement of legal fees up to $10,000; and participation in the Company’s benefit plans. Mr. Bennett is also subject to the Company’s clawback policies and certain restrictive covenants including confidentiality, non-compete and non-solicitation.

In addition, Mr. Bennett is eligible for stock grants based upon the market price of the Company’s common stock meeting certain price points at various 60-day volume weighted prices, as described in the chart below:

Stock Threshold Target	Number of Shares Granted
$0.60

The lower of (x) the number of Shares (rounded down to the nearest whole Share) representing 2.00% of the total number of issued and outstanding Shares on the Grant Date of this Value Achievement Award or (y) 943,531

$0.80

The lower of (x) the number of Shares (rounded down to the nearest whole Share) representing 1.50% of the total number of issued and outstanding Shares on the Grant Date of this Value Achievement Award or (y) 707,649

$1.00

The lower of (x) the number of Shares (rounded down to the nearest whole Share) representing 1.00% of the total number of issued and outstanding Shares on the Grant Date of this Value Achievement Award or (y) 471,766

$1.20

The lower of (x) the number of Shares (rounded down to the nearest whole Share) representing 0.75% of the total number of issued and outstanding Shares on the Grant Date of this Value Achievement Award or (y) 353,824

$1.40

The lower of (x) the number of Shares (rounded down to the nearest whole Share) representing 0.75% of the total number of issued and outstanding Shares on the Grant Date of this Value Achievement Award or (y) 353,824

$1.60

The lower of (x) the number of Shares (rounded down to the nearest whole Share) representing 0.50% of the total number of issued and outstanding Shares on the Grant Date of this Value Achievement Award or (y) 235,883

$1.80

The lower of (x) the number of Shares (rounded down to the nearest whole Share) representing 0.50% of the total number of issued and outstanding Shares on the Grant Date of this Value Achievement Award or (y) 235,883

$2.00

The lower of (x) the number of Shares (rounded down to the nearest whole Share) representing 0.50% of the total number of issued and outstanding Shares on the Grant Date of this Value Achievement Award or (y) 235,883

SAM KLEPFISH

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

Index

Mr. Klepfish resigned his position as CEO on February 28, 2023.

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

Mr. Wiernasz resigned his position as Director of Strategic Acquisitions on March 1, 2023.

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

Index

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 3, 2023, with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each Named Officer, and (4) all our directors and executive officers as a group. Unless otherwise stated, each person listed below uses the Company’s address. Pursuant to SEC rules, includes shares that the person has the right to receive within 60 days from March 3, 2023. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares. Except as otherwise indicated, the beneficial owner exercises sole voting power and sole investment power with respect to such shares.

Name and Address of Beneficial Owners		Number of Shares Beneficially Owned	Percent of Class

James C. Pappas (Director)	(1)	8,247,917	16.1%
Hank Cohn (Director)	(2)	4,439,125	8.6%
Jefferson Gramm (Director)	(3)	3,535,000	6.9%
Joel Gold (Director)	(4)	1,119,263	2.2%
David Polinsky (Director)	(5)	699,650	1.4%
Mark Schmulen (Director)		-	0.0%
Sam Klepfish (Director)	(6)	6,050,907	11.7%
Bill Bennett (Officer, Director)	(7)	225,440	04%
Denver J. Smith (Director)	(8)	3,827,871	7.5%
Richard Tang (Officer)	(9)	100,000	0.2%
Inlight Wealth Management	(10)	3,747,057	7.3%
A group consisting of Denver J. Smith, CRC Founders Fund, LP, Donald E. Smith, Richard G. Hill, Samuel N. Jurrens, 73114 Investments, LLC, Youth Properties, LLC, and Paratus Capital, LLC	(11)	3,917,335	7.6%
All officers and directors as a whole (10 persons)	(12)	28,245,193	53.5%

(1)

Includes 8,247,917 shares held by JCP Investment Partnership, LP (“JCP Partnership”) and 113,492 shares held in an account managed by JCP Investment Management, LLC (“JCP Management”). JCP Investment Partners, LP (“JCP Partners”) is the general partner of JCP Partnership and JCP Investment Holdings, LLC (“JCP Holdings”) is the general partner of JCP Partners. Mr. Pappas is the managing member of JCP Management and sole member of JCP Holdings. The address of Mr. Pappas, JCP Partnership and JCP Management, LLC is 1177 West Loop South, Suite 1320, Houston, TX 77027. Information gathered from a Form 4 filed with the Securities and Exchange Commission on February 15, 2023.

(2)

Includes 3,125,000 shares which are held indirectly through SV Asset Management LLC. Includes options to purchase 450,000 shares of common stock. Does not include an additional 221,694 earned shares which are accrued but not issued. Includes information gathered from a Form 4 filed with the Securities and Exchange Commission on August 31, 2022.

(3)

Bandera Master Fund L.P., a Cayman Islands exempted limited partnership (“Bandera Master Fund”), is the record holder of 3,125,000 shares of Common Stock. Bandera Partners LLC, a Delaware limited liability company (“Bandera Partners”), is the investment manager of Bandera Master Fund. Mr. Gramm is Managing Partner, Managing Director and Portfolio Manager of Bandera Partners. Includes options to purchase 50,000 shares of common stock. Information gathered from a Form 4 filed with the Securities and Exchange Commission on February 10, 2023.

(4)

Includes options to purchase 450,000 shares of common stock. Also includes 18,400 shares of common stock held by Mr. Gold’s spouse. Does not include an additional 221,694 earned shares which are accrued but not issued.

(5)	Shares held by PetBox LLC, an entity affiliated with, and controlled by, Mr. Polinsky.
(6)

Includes options to purchase 450,000 shares of common stock exercisable at May 1, 2022. Also, includes 16,250 shares of common stock owned by Mr. Klepfish's spouse, ownership of which is disclaimed by Mr. Klepfish. Does not include an additional 861,458 earned shares which are accrued but not issued.

(7)	Includes 104,910 shares of common stock owned by Mr. Bennett's spouse, ownership of which is disclaimed by Mr. Bennett.
(8)	Consists of 674,671 shares owned directly by Mr. Smith and 3,153,400 shares owned by various funds and for which he provides investment advice. Does not include the shares described in footnote 10.
(9)	Includes options to purchase 100,000 shares of common stock.
(10)

Pursuant to a Schedule 13G/A filed on February 15, 2023 with the Securities Exchange Commission, the address of Inlight Wealth Management is 1175 Peachtree St NE Suite 350, Atlanta, GA 30361. Amount consists of 2,127,099 shares with sole voting and dispositive power, and 1,619,958 shares with shared dispositive power. The issuer retains sole voting power for 1,619,958 shares.

(11)

Pursuant to a Schedule 13D/A filed on February 21, 2023 with the Securities and Exchange Commission, for a group of investors which includes Mr. Denver Smith (see footnote8). Mr. Smith disclaims beneficial interest over 89,464 shares owned by certain members of the group for which he has no voting power. The group uses an address at 52 Carlson Drive, Milford, CT, 06460.

(12)	Consists of 22,676,594 shares of common stock held by officers and directors. Also includes options to purchase 1,950,000 shares of common stock exercisable at March 3, 2023.

Index

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

We are not currently subject to the requirements of any stock exchange or national securities association with respect to having a majority of “independent directors”. Messrs. Gold, Cohn, Polinsky, Pappas, Schmulen, Gramm and Smith are “independent” and only Messrs. Bennett, by virtue of being an Officer, and Klepfish, by virtue of being a former Officer, are not independent. Mr. Bennett does not participate in board discussions concerning his compensation.

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The Company engaged Assurance Dimensions, Inc. as our independent registered public accounting firm effective November 10, 2022. Total engagement fees of Assurance Dimensions, Inc. covering the years ended December 31, 2022 and 2023 are $210,000.

The Company engaged Liggett & Webb P.A. (“LW”) as our independent registered public accounting from November 9, 2012 through November 9, 2022. During the years ended December 31, 2022 and 2021, LW billed us audit fees of approximately $174,000 and $144,000, respectively.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Assurance Dimensions and by LW that are reasonably related to the performance of the audit or review of our consolidated financial statements including our quarterly interim reviews on Form 10-Q and are reported under Audit Fees above.

Tax Fees

LW tax fees were $0 and $0 for the years ended December 31, 2022 and 2021, respectively.

All Other Fees

Assurance Dimension, Inc. has not billed us any other fees since their engagement on November 10, 2022. LW has not billed any other fees since their engagement on November 9, 2012.

For the fiscal years ended December 31, 2022 and 2021 the board of directors considered the audit fees, audit-related fees, tax fees and other fees paid to our accountants, as disclosed above, and determined that the payment of such fees was compatible with maintaining the independence of the accountants. Our board of directors pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent registered public accounting firm, except for de minimis non-audit services that are approved by the board of directors prior to the completion of the audit.

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

10.23

Loan Agreement dated as of June 6, 2022 between the Registrant, Innovative Food Properties, LLC and MapleMark Bank (FL, IL) (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 14, 2022).

10.24

Loan Agreement dated as of June 6, 2022 between the Registrant, Innovative Food Properties, LLC and MapleMark Bank (PA) (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 14, 2022).

10.25

Loan Agreement dated as of June 6, 2022 between the Registrant and MapleMark Bank (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 14, 2022).

10.26

Board Observer Agreement dated as of November 28, 2022 between the Registrant and Denver J. Smith (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 29, 2022).

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

INNOVATIVE FOOD HOLDINGS, INC.

By: /s/ Robert William Bennett

Robert William Bennett

Chief Executive Officer and Director

Dated: March 31, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert William Bennett	Chief Executive Officer and Director	March 31, 2023
Robert William Bennett	(Principal Executive Officer)

/s/ Richard Tang	Chief Financial Officer	March 31, 2023
Richard Tang	(Principal Accounting Officer)

/s/ Hank Cohn	Director	March 31, 2023
Hank Cohn

/s/ Joel Gold	Director	March 31, 2023
Joel Gold

/s/ Jefferson Gramm	Director	March 31, 2023
Jefferson Gramm

/s/ James C. Pappas	Director	March 31, 2023
James C. Pappas

/s/ David Polinsky	Director	March 31, 2023
David Polinsky

/s/ Mark Schmulen	Director	March 31, 2023
Mark Schmulen

/s/ Sam Klepfish	Chairman	March 31, 2023
Sam Klepfish

/s/ Denver J. Smith	Director	March 31, 2023
Denver J. Smith