Form 10-Q
period 2023-03-31
INNOVATIVE FOOD HOLDINGS INC
filed 2023-05-15
CIK 312257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 48,963,961 shares of common stock outstanding as of May 9, 2023.

INNOVATIVE FOOD HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,650,127	$4,899,398
Accounts receivable, net	4,829,709	4,969,395
Inventory	3,021,465	3,053,852
Other current assets	372,857	289,432
Total current assets	9,874,158	13,212,077

Property and equipment, net	7,827,980	7,921,561
Right to use assets, operating leases, net	136,111	152,425
Right to use assets, finance leases, net	536,843	570,323
Other amortizable intangible assets, net	20,663	30,994
Tradenames and other unamortizable intangible assets	1,532,822	1,532,822
Total assets	$19,928,577	$23,420,202

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,796,700	$6,853,253
Accrued separation costs, related parties, current portion	559,370	-
Accrued interest, current portion	18,198	18,104
Deferred revenue	1,238,790	1,558,155
Line of Credit	2,014,333	2,014,333
Notes payable - current portion, net of discount	5,709,043	5,711,800
Lease liability - operating leases, current	63,877	64,987
Lease liability - finance leases, current	193,226	191,977
Total current liabilities	14,593,537	16,412,609

Accrued separation costs, related parties, non-current	1,041,425	-
Lease liability - operating leases, non-current	72,234	87,438
Lease liability - finance leases, non-current	285,036	333,092
Total liabilities	15,992,232	16,833,139

Commitments & Contingencies (see note 16)
Stockholders' equity
Common stock: $0.0001 par value; 500,000,000 shares authorized; 50,569,327 and 49,427,297 shares issued, and 47,731,747 and 46,589,717 shares outstanding at March 31, 2023 and December 31, 2022, respectively	5,052	4,938
Additional paid-in capital	42,367,472	42,189,471
Common stock to be issued, 832,214 and 1,499,940 shares at March 31, 2023 and December 31, 2022, respectively	83	150
Treasury stock: 2,623,171 and 2,623,171 shares outstanding at March 31, 2023 and December 31, 2022, respectively.	(1,141,370)	(1,141,370)
Accumulated deficit	(37,294,892)	(34,466,126)
Total liabilities and stockholders' equity	3,936,345	6,587,063

Total stockholders' equity	$19,928,577	$23,420,202

See condensed notes to these unaudited consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2023	2022

Revenue	$16,995,200	$15,643,111
Cost of goods sold	12,908,689	11,917,179
Gross margin	4,086,511	3,725,932

Selling, general and administrative expenses	4,799,086	5,172,426
Separation costs – executive officers	1,945,650	-
Total operating expenses	6,744,736	5,172,426

Operating loss	(2,658,225)	(1,446,494)

Other income (expense:)
Gain on interest rate swap	-	294,000
Other leasing income	1,900	5,090
Interest expense, net	(172,441)	(82,973)
Total other income (expense)	(170,541)	216,117

Net loss before taxes	(2,828,766)	(1,230,377)

Income tax expense	-	-

Net loss	$(2,828,766)	$(1,230,377)

Net loss per share - basic	$(0.06)	$(0.03)

Net loss per share - diluted	$(0.06)	$(0.03)

Weighted average shares outstanding - basic	48,462,234	46,256,160

Weighted average shares outstanding - diluted	48,462,234	46,256,160

See condensed notes to these unaudited consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Stockholders' Equity

Three Months Ended March 31, 2023 and 2022

(unaudited)

					Additional
	Common Stock		Common Stock to be issued		Paid-in	Treasury Stock		Accumulated
	Amount	Value	Amount	Value	Capital	Amount	Value	Deficit	Total

Balance - December 31, 2021	48,114,557	$4,809	764,774	$76	$41,662,710	2,623,171	$(1,141,370)	$(33,116,124)	$7,410,101
Fair value of vested stock and stock options	-	-	464,515	46	152,680	-	-	-	152,726
Net loss for the three months ended March 31, 2022	-	-	-	-	-	-	-	(1,230,377)	(1,230,377)
Balance - March 31, 2022	48,114,557	$4,809	1,229,289	$122	$41,815,390	2,623,171	$(1,141,370)	$(34,346,501)	$6,332,450

Balance - December 31, 2022	49,427,297	$4,938	1,499,940	$150	$42,189,471	2,623,171	$(1,141,370)	$(34,466,126)	$6,587,063
Shares issued for compensation	-		207,274	20	45,660	-	-	-	45,680
Shares issued to management and employees, previously accrued	875,000	87	(875,000)	(87)	-	-	-	-	-
Fair value of shares under equity incentive plan	-	-	-	-	20,199	-	-	-	20,199
Common stock issued for services	267,030	27	-	-	112,142	-	-	-	112,169
Net loss for the three months ended March 31, 2023	-	-	-	-	-	-	-	(2,828,766)	(2,828,766)
Balance - March 31, 2023	50,569,327	$5,052	832,214	$83	$42,367,472	2,623,171	$(1,141,370)	$(37,294,892)	$3,936,345

See condensed notes to these unaudited consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(2,828,766)	$(1,230,377)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	145,387	138,361
Amortization of right to use asset	16,314	19,691
Amortization of prepaid loan fees	-	3,088
Stock based compensation	178,048	152,726
Provision (recoveries) for doubtful accounts	4,666	(1,115)

Changes in assets and liabilities:
Accounts receivable, net	135,020	(164,124)
Inventory and other current assets, net	(51,038)	(175,367)
Accounts payable and accrued liabilities	(2,056,459)	(1,216,020)
Accrued separation costs – related parties	1,600,795	-
Deferred revenue	(319,365)	(380,462)
Operating lease liability	(16,314)	(19,691)
Net cash used in operating activities	(3,191,712)	(2,873,290)

Cash flows from investing activities:
Acquisition of property and equipment	(7,995)	(4,760)
Net cash used in investing activities	(7,995)	(4,760)

Cash flows from financing activities:
Principal payments on debt	(2,757)	(92,816)
Principal payments financing leases	(46,807)	(40,637)
Net cash (used in) financing activities	(49,564)	(133,453)

Decrease in cash and cash equivalents	(3,249,271)	(3,011,503)

Cash and cash equivalents at beginning of period	4,899,398	6,122,671

Cash and cash equivalents at end of period	$1,650,127	$3,111,168

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$174,410	$84,961

Taxes	$-	$-

Non-cash investing and financing activities:
(Decrease) Increase in right to use assets & liabilities	$-	$(13,216)
Finance lease for fixed assets	$-	$42,500

See condensed notes to these unaudited consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

1. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include those of Innovative Food Holdings, Inc. and all of its wholly-owned subsidiaries (collectively, the “Company”) and have been prepared in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes as contained in Form 10-K for the year ended December 31, 2022. In the opinion of management, the interim unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations to be expected for the full year.

Business Activity

We provide difficult to find specialty foods primarily to both Professional Chefs and Home Chefs through our relationships with producers, growers, makers and distributors of these products worldwide. The distribution of these products primarily originates from our three unified warehouses and those of our drop ship partners, and is driven by our proprietary technology platform. In addition, we provide value-added services through our team of food specialists and Chef Advisors who offer customer support, menu ideas, and preparation guidance.

Use of Estimates

The preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounts subject to estimate and judgements are accounts receivable reserves, inventory reserves, income taxes, intangible assets, operating and finance right of use assets and liabilities, and equity-based instruments. Actual results may differ from these estimates under different assumptions or conditions. We believe our estimates have not been materially inaccurate in past years, and our assumptions are not likely to change in the foreseeable future.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Innovative Food Holdings, Inc., and its wholly owned subsidiaries, some of which are non-operating: Artisan Specialty Foods, Inc. (“Artisan”), Food Innovations, Inc. (“FII”), Food New Media Group, Inc. (“FNM”), Organic Food Brokers, LLC (“OFB”), Gourmet Foodservice Group, Inc. (“GFG”), Gourmet Foodservice Group Warehouse, Inc. (“GFW”), Gourmeting, Inc. (“Gourmeting”), Haley Food Group, Inc. (“Haley”), Oasis Sales Corp. (“Oasis”), 4 The Gourmet, Inc. (d/b/a For The Gourmet, Inc.), (“Gourmet”), Innovative Food Properties, LLC (“IFP”), Plant Innovations, Inc. (“Plant Innovations”), Innovative Gourmet, LLC (“Innovative Gourmet” or “igourmet”), Food Funding, LLC (“Food Funding”), Logistics Innovations, LLC (L Innovations”), M Innovations, LLC (“M Innovations”), MI Foods, LLC (“MIF”), M Foods Innovations, LLC (“M Foods”), P Innovations, LLC (“P Innovations”), PlantBelly, LLC (“PlantBelly”), Innovative Foods, Inc. (“IFI”) and Innovative Gourmet Partnerships, LLC (“IGP”), and collectively with IVFH and its other subsidiaries, the “Company” or “IVFH”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.. All material intercompany transactions have been eliminated upon consolidation.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At March 31, 2023 and 2022, trade receivables from the Company’s largest customer amounted to 23% and 33%, respectively, of total trade receivables. During the three months ended March 31, 2023 and 2022, sales from the Company’s largest customer amounted to 46% and 49% of total sales, respectively.

The Company maintains cash balances in excess of Federal Deposit Insurance Corporation limits. At March 31, 2023 and December 31, 2022, the total cash in excess of these limits was $681,246 and $3,205,568, respectively.

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

The following table represents the changes in deferred revenue as reported on the Company’s consolidated balance sheets:

Balance as of December 31, 2021	$1,631,406
Cash payments received	700,582
Net sales recognized	(1,081,044)
Balance as of March 31, 2022 (unaudited)	$1,250,944

Balance as of December 31, 2022	$1,558,155
Cash payments received	215,346
Net sales recognized	(534,711)
Balance as of March 31, 2023 (unaudited)	$1,238,790

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
	(unaudited)	(unaudited)
Specialty Foodservice	$13,804,785	$11,540,835
E-Commerce	2,626,158	3,612,344
National Brand Management	315,688	284,147
Logistics	248,569	205,785
Total	$16,995,200	$15,643,111

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

Dilutive shares at March 31, 2023:

Stock Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company at March 31, 2023:

		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Price	of Options	Life (years)
$0.41	125,000	1.07
$0.50	125,000	1.07
$0.60	50,000	2.75
$0.62	360,000	0.75
$0.85	540,000	0.75
$1.00	50,000	2.75
$1.20	950,000	0.74
	2,200,000	0.87

Restricted Stock Awards

At March 31, 2023, there are 300,000 unvested restricted stock awards remaining from grants in a prior year. Those 300,000 restricted stock awards will vest as follows: 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days. The fair value of these RSUs at the date of the grants will be charged to operations upon vesting.

Stock-based compensation

During the three months ended March 31, 2023, the Company incurred obligations to issue the following shares of common stock pursuant to employment agreements: an aggregate total of 400,007 shares of common stock with a market value of $93,600 were accrued for issuance to its prior Chief Executive Officer; of this amount, 207,839 with a market value of $52,919 were withheld for the payment of income taxes, and the net number of shares issuable to the prior Chief Executive Officer was 192,168 with a market value of $45,680. Also, during the period an aggregate total of 15,106 shares of common stock with a market value of $5,000 were accrued for issuance to two board members; these restricted stock grants are being amortized over their vesting periods of one to three years. Also during the period, the amount of $20,199 was charged to operations in connection with an incentive stock plan for the Company’s Chief Executive Officer. During the three months ended March 31, 2023, the total amount of $178,048 was charged to non-cash compensation.

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

New Accounting Pronouncements

Management does not believe that any other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

2. LIQUIDITY

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company had an accumulated deficit of $37,294,892 at March 31, 2023 and negative cash flow from operations in the amount of $3,191,712 for the three months ended March 31, 2023. The Company’s current liabilities exceeded its current assets by $4,719,379 as of March 31, 2023. The Company has reported a net loss of $2,828,766 for the three months ended March 31, 2023.

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

On June 6, 2022, the Company entered into three loan agreements with MapleMark Bank: the MapleMark Revolver in the amount of $2,014,333, the MapleMark Term Loan 1 in the amount of $5,324,733, and the MapleMark Term Loan 2 in the amount of $356,800. See note 13. The aggregate principal amount of these loans is $7,695,866 at December 31, 2022. Each of these loans is currently due on May 27, 2023. These loans were entered into with the expectation of receiving a loan guarantee from the United States Department of Agriculture. The USDA Guarantee would provide the Company with the ability to: (i) increase the amount available under the MapleMark Revolver to a maximum of $3,000,000 and extend the due date to November 28, 2023; (ii) increase the amount available under the MapleMark Term Loan 1 to $7,420,000 and extend the due date to June 6, 2052; and (iii) increase the amount available under the MapleMark Term Loan 2 to $1,637,840 and extend the due date to June 6, 2052. The Company has submitted its application for the USDA Guarantee, and a conditional commitment was signed by the USDA on May 11, 2023.

We maintain a dialogue with MapleMark Bank regarding the status of the USDA Guarantee and the MapleMark Loans. We have previously secured two 90 day extensions of the MapleMark loans, from November 26, 2022 to February 26, 2023; and to May 27, 2023. If the USDA Guarantee is not received by May 17, 2023, we will apply for an additional 90 day extension of the MapleMark Loans. If, by May 22, 2023, we are unable to obtain an additional extension from MapleMark or if the USDA Guarantee is denied, we will begin renewed negotiations with MapleMark for loans to replace the existing loans but with terms not supported by the USDA Guarantee. MapleMark has indicated their willingness to proceed along these lines if necessary. If we are unable to negotiate revised loan agreements with MapleMark by June 1, 2023, we will begin negotiations with other lenders who have previously expressed interest in providing the Company with debt financing. The Company has received appraisals of our land and buildings at a combined value of approximately $20,500,000 which would be available to collateralize any such loans. In the highly unlikely event that we are unable to secure alternative debt financing pursuant to these negotiations by June 15, 2023, we would enter into factoring arrangements in order to partially finance the payment of the MapleMark principal balances. At May 10, 2023, we had cash on hand of approximately $2,277,000 (unaudited) and accounts receivable of approximately $4,262,000 (unaudited) which would be available to pay down and collateralize further paydown of the MapleMark Loans.

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

3. ACCOUNTS RECEIVABLE

At March 31, 2023 and December 31, 2022, accounts receivable consists of:

	March 31, 2023	December 31, 2022
	(unaudited)
Accounts receivable from customers	$4,846,393	$5,309,620
Allowance for doubtful accounts	(16,684)	(340,225)
Accounts receivable, net	$4,829,709	$4,969,395

During the three months ended March 31, 2023 and 2022, the Company charged the amount of $4,666 and $1,115 to provision for doubtful accounts, respectively.

4. INVENTORY

Inventory consists primarily of specialty food products. At March 31, 2023 and December 31, 2022, inventory consisted of the following:

	March 31, 2023	December 31, 2022
	(unaudited)
Finished goods inventory	$3,021,465	$3,053,852
Allowance for slow moving & obsolete inventory	-	-
Finished goods inventory, net	$3,021,465	$3,053,852

5. PROPERTY AND EQUIPMENT

A summary of property and equipment at March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023	December 31, 2022
	(unaudited)
Land	$1,256,895	$1,256,895
Building	7,191,451	7,191,451
Computer and Office Equipment	609,018	609,018
Warehouse Equipment	386,952	378,957
Furniture and Fixtures	1,021,481	1,021,481
Vehicles	109,441	109,441
Total before accumulated depreciation	10,575,238	10,567,243
Less: accumulated depreciation	(2,747,258)	(2,645,682)
Total	$7,827,980	$7,921,561

Depreciation expense for property and equipment amounted to $101,576 and $96,949 for the three months ended March 31, 2023 and 2022, respectively, which is recorded in selling, general & administrating expenses on the Company’s statement of operations.

6. RIGHT OF USE (“ROU”) ASSETS AND LEASE LIABILITIES – OPERATING LEASES

The Company has operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 3 years, some of which include options to extend.

The Company’s lease expense for the three months ended March 31, 2023 and 2022 was entirely comprised of operating leases and amounted to $18,790 and $23,244, respectively. The Company’s ROU asset amortization for the three months ended March 31, 2023 and 2022 was $16,314 and $19,691, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

Right of use assets – operating leases are summarized below:

	March 31, 2023	December 31, 2022
	(unaudited)
Warehouse equipment	$31,710	$36,170
Office	95,479	106,601
Office equipment	8,922	9,654
Right of use assets, net	$136,111	$152,425

Operating lease liabilities are summarized below:

	March 31, 2023	December 31, 2022
	(unaudited)
Warehouse equipment	$31,710	$36,170
Office	95,479	106,601
Office equipment	8,922	9,654
Lease liability	$136,111	$152,425
Less: current portion	(63,877)	(64,987)
Lease liability, non-current	$72,234	$87,438

Maturity analysis under these lease agreements are as follows:

For the period ended March 31, 2023	$71,116
For the period ended March 31, 2024	68,055
For the period ended March 31, 2025	7,057
Total	$146,228
Less: Present value discount	(10,117)
Lease liability	$136,111

During the year ended December 31, 2022, the Company recorded the removal of a right to use asset and lease liability in the amount of $13,216 due to damage to the asset.

7. RIGHT OF USE ASSETS – FINANCING LEASES

The Company has financing leases for vehicles and warehouse equipment. Right of use asset – financing leases are summarized below:

	March 31, 2023	December 31, 2022
	(unaudited)
Vehicles	$404,858	$404,858
Warehouse Equipment	555,416	555,416
Total before accumulated depreciation	960,274	960,274
Less: accumulated depreciation	(423,431)	(389,951)
Total	$536,843	$570,323

Depreciation expense for the three months ended March 31, 2023 and 2022 was $33,480 and $31,181, respectively.

During the three months ended March 31, 2023 and 2022, the Company recorded right of use assets and lease liabilities in the amount of $0 and $31,181, respectively, due to the execution of new financing lease agreements.

Financing lease liabilities are summarized below:

	March 31, 2023	December 31, 2022
	(unaudited)
Financing lease obligation under a lease agreement for a forklift dated July 12, 2021 in the original amount of $16,070 payable in thirty-six monthly installments of $489 including interest at the rate of 6.01%. During the three months ended March 31, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $1,347 and $119, respectively.	$7,049	$8,396

Financing lease obligation under a lease agreement for a pallet truck dated July 15, 2021 in the original amount of $5,816 payable in thirty-six monthly installments of $177 including interest at the rate of 6.01%. During the three months ended March 31, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $488 and $43, respectively.	$2,552	$3,040

Financing lease obligation under a lease agreement for warehouse furniture and equipment truck dated October 14, 2020 in the original amount of $514,173 payable in sixty monthly installments of $9,942 including interest at the rate of 6.01%. During the three months ended March 31, 2023, the Company made principal and interest payments on this lease obligation in the amount of $25,423 and $4,404, respectively.	$276,303	$301,726

Financing lease obligation under a lease agreement for a truck dated March 31, 2020 in the original amount of $152,548 payable in eighty-four monthly installments of $2,188 including interest at the rate of 5.44%. During the three months ended March 31, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $5,258 and $1,306, respectively.	$92,427	$97,685

Financing lease obligation under a lease agreement for a truck dated November 5, 2018 in the original amount of $128,587 payable in seventy monthly installments of $2,326 including interest at the rate of 8.33%. During the year ended December 31, 2022, the Company made principal and interest payments on this lease obligation in the amounts of $6,118 and $859, respectively.	$37,169	$43,287

Financing lease obligation under a lease agreement for a truck dated August 23, 2019 in the original amount of $80,413 payable in eighty-four monthly installments of $1,148 including interest at the rate of 5.0%. During the three months ended March 31, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $2,892 and $552, respectively.	$42,217	$45,109

Financing lease obligation under a lease agreement for a truck dated February 4, 2022 in the original amount of $42,500 payable in twenty-four monthly installments of $1,963 including interest at the rate of 10.1%. During the three months ended March 31, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $5,281 and $609, respectively.	$20,545	$25,826

Total	$478,262	$525,069

Current portion	$193,226	$191,977
Long-term maturities	285,036	333,092
Total	$478,262	$525,069

Aggregate maturities of lease liabilities – financing leases as of March 31, 2023 are as follows:

For the year ended March 31,

2023	$193,226
2024	161,001
2025	96,072
2026	27,963
Total	$478,262

8. INTANGIBLE ASSETS

The Company acquired certain intangible assets pursuant to the acquisitions of Artisan, Oasis, igourmet, OFB, Haley, and Mouth. These assets include non-compete agreements, customer relationships, trade names, internally developed technology, and goodwill. The Company has also capitalized the development of its website.

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

The Company acquired certain intangible assets pursuant to the acquisitions through Artisan, Oasis, Innovative Gourmet, OFB, Haley, and M Innovations. The following is the net book value of these assets:

	March 31, 2023 (unaudited)
		Accumulated
	Gross	Amortization	Net
Non-Compete Agreement - amortizable	$505,900	$(505,900)	$-
Customer Relationships - amortizable	3,068,034	(3,068,034)	-
Trade Names and other	1,532,822	-	1,532,822
Internally Developed Technology - amortizable	875,643	(875,643)	-
Website - amortizable	84,000	(63,337)	20,663
Total	$6,066,399	$(4,512,914)	$1,553,485

	December 31, 2022
		Accumulated
	Cost	Amortization	Net
Trade Name	1,532,822	-	1,532,822
Internally Developed Technology	875,643	(875,643)	-
Website	84,000	(53,006)	30,994
Total	$2,492,465	$(928,649)	$1,563,816

Total amortization expense for the three months ended March 31, 2023 and 2022 was $10,331 and $10,231, respectively.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
	(unaudited)
Trade payables and accrued liabilities	$4,576,928	$6,599,903
Accrued payroll and commissions	219,772	253,350
Total	$4,796,700	$6,853,253

10. ACCRUED SEPARATION COSTS – RELATED PARTIES

On February 3, 2023,  the Company entered into a Severance Note, an Agreement and General Release, and a Side Letter thereto with Sam Klepfish (the “SK Agreements”), its prior CEO and a current board member. The SK Agreements provide, among other things, for Mr. Kelpfish’s resignation from all positions with the Company and its subsidiaries on February 28, 2023, except that Mr. Klepfish will remain a director and Chairman of the Board of the Company, confidentiality and non-disparagement conditions, nomination of Mr. Klepfish for future election to the board of directors at least through the 2024 general meeting of shareholders based on certain minimum stock ownership and Board Observer rights when Mr. Klepfish is no longer a director but maintains certain minimum agreed upon stock ownership. The payment terms are $250,000 upon effectiveness and an additional $1,000,000 payable in weekly payments of $6,410.26  from March 8, 2023 through March 6, 2026. The $250,000 was paid into an escrow account with the requirement that they are released to Mr. Klepfish on his separation date.  The $1,000,000 portion is in the form of an unsecured, non-interest bearing note payable to Mr. Klepfish; $25,641 of this amount was paid during the three months ended March 31, 2023.  The SK Agreements also call for the delivery of 400,000 shares of the Company’s common stock; these shares were issued subsequent to March 31, 2023 and valued at $168,000 based upon the closing price of the Company’s common stock on Mr. Klepfish’s separation date of February 28, 2023 (see note 17); in addition, for delivery on June 1, 2027 of additional shares of the Company’s common stock equal to the greater of (i) the number of shares with an aggregate fair market value of $400,000 on such date, or (ii) 266,666 shares.  The Company also agreed to pay a total of $1,199 of Cobra insurance costs on behalf of Mr. Klepfish over eighteen months.

On February 28, 2023, the Company entered into a separation agreement (the “Wiernasz Separation Agreement”) with Justin Wiernasz, a director and previous Director of Strategic Acquisitions.  Pursuant to the Wiernasz Separation Agreement, the Company agreed to a payment of $100,000 in cash as follows:  $33,333 upon execution of the agreement, $33,333 on March 15, 2023, and $33,334 on April 15, 2023.  The Company also agreed to make the Cobra insurance payments on behalf of Mr. Wiernasz in the amount of $2,548.36 per month for twelve months with a maximum of $26,451.

The following table represents the amounts accrued, paid, and outstanding on these agreements as of March31, 2023:

	Total	Paid	Balance	Current	Non-current
Mr. Klepfish:
Cash - through March 6, 2026	$1,000,000	$(25,641)	$974,359	$333,334	$641,025
Cash - upon agreement execution	250,000	(250,000)	-	-	-
Stock - June 1, 2027	400,000	-	400,000	-	400,000
Stock - Issued in April 2023	168,000	-	168,000	168,000
Cobra - over eighteen months	1,199	-	1,199	799	400
Total - Mr. Klepfish	$1,819,199	$(275,641)	$1,543,558	$502,133	$1,041,425

Mr. Wiernasz:
Cash - three equal payments	$100,000	$(66,666)	$33,334	$33,334	$-
Cobra - over eighteen months	26,451	(2,548)	23,903	23,903	-
Total - Mr. Wiernasz	126,451	(69,214)	57,237	57,237	-

Total Company	$1,945,650	$(344,855)	$1,600,795	$559,370	$1,041,425

11. ACCRUED INTEREST

At March 31, 2023, accrued interest - on notes outstanding was $18,198.

At December 31, 2022, accrued interest - on notes outstanding was $18,104.

12. REVOLVING CREDIT FACILITIES

	March 31, 2023	December 31, 2022
	(unaudited)

On June 6, 2022, the Company entered into a revolving credit facility (the “MapleMark Revolver”) with MapleMark Bank ("MapleMark”) in the initial amount of $2,014,333. The borrowing base amount is based upon 80% of eligible accounts receivables and 60% of eligible inventory. This amount was paid by MapleMark directly to Fifth Third Bank in satisfaction of the Fifth Third Bank Line of Credit. Any amounts borrowed under the MapleMark Revolver will bear interest at the greater of (a) the Base Rate (the rate of interest per annum quoted in the “Money Rates” section of The Wall Street Journal from time to time and designated as the “Prime Rate”) plus 0.25% per annum and (b) 3.50% per annum. At December 31, 2022, the interest rate was 7.75%. The MapleMark Revolver matures on May 27, 2023 and in the event United States Department of Agriculture issues a guarantee of repayment of the MapleMark Revolver in favor of the Company pursuant to its Business and Industry Loan Guarantee Program (the “USDA Guarantee”), at the Company’s option, the amount of the MapleMark Revolver can be expanded to $3,000,000 and its term extended to November 28, 2023. The Company has applied for a USDA Guarantee; at December 31, 2022, this guarantee had not yet been received. The MapleMark Revolver contains certain negative covenants. The Company is also subject to a fixed charge coverage ratio covenant for the Revolver Loan as described in more detail in the MapleMark Revolver. The Company recorded a discount to this loan in the amount of $29,832 in connection with financing costs which was amortized to interest expense during the year ended December 31, 2022. During the three months ended March 31, 2023, the Company paid interest in the amount of $39,839 on the MapleMark Revolver.

	$2,014,333	$2,014,333

Total	$2,014,333	$2,014,333

13. NOTES PAYABLE

March 31, 2023	December 31, 2022
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

Amounts outstanding under the Term Loans will bear interest at the rate equal to the lesser of (a) the Maximum Lawful Rate, or (b) the greater of (i) WSJP (the “Prime Rate” as published by The Wall Street Journal) plus 1.25% per annum or (ii) 4.50% per annum. At December 31, 2022, the interest rate was 8.75%. The MapleMark loan matures on May 27, 2023 and in the event United States Department of Agriculture issues a guarantee of repayment of the MapleMark loan in favor of the Company pursuant to its Business and Industry Loan Guarantee Program (the “USDA Guarantee”), at the Company’s option, the amount of the MapleMark loan can be expanded to $7,420,000. The Company has applied for a USDA Guarantee; at December 31, 2022, this guarantee had not yet been received. The Term Loan Agreements contain negative covenants that, subject to certain exceptions, limits the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The Term Loan Agreements also provides that the Company and its subsidiaries on a consolidated basis, meet a Fixed Charge Coverage Ratio as described in detail in the Loan Agreements. The Term Loan Agreements contain events of default that are customary for a facility of this nature, including (subject in certain cases to grace periods and thresholds) nonpayment of principal, nonpayment of interest, fees or other amounts, material inaccuracy of representations and warranties, violation of covenants, cross-default to certain other existing indebtedness, bankruptcy or insolvency events, and certain judgment defaults as specified in the Term Loan Agreements. If an event of default occurs, the maturity of the amounts owed under the Term Loan Agreements may be accelerated. The obligations under the Term Loan Agreements are guaranteed by the Company and IFP and are secured by mortgages on their real estate located in Florida, Illinois, and Pennsylvania and substantially all of their assets, in each case, subject to certain exceptions and permitted liens. The Company recorded a discount to this loan in the amount of $57,106 in connection with financing costs which was amortized to interest expense during the year ended December 31, 2022. During the three months ended March 31, 2023, the Company accrued interest in the amount of $118,623 on this loan.

$5,324,733	$5,324,733

	March 31, 2023	December 31, 2022
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

Amounts outstanding under the Term Loans will bear interest at the rate equal to the lesser of (a) the Maximum Lawful Rate, or (b) the greater of (i) WSJP (the “Prime Rate” as published by The Wall Street Journal) plus 1.25% per annum or (ii) 4.50% per annum. At December 31, 2022, the interest rate was 8.75%, The MapleMark loan matures on May 27, 2023 and in the event United States Department of Agriculture issues a guarantee of repayment of the MapleMark loan in favor of the Company pursuant to its Food & Supply Guaranteed Loan Facility (the “USDA Guarantee”), at the Company’s option, the amount of the MapleMark loan can be expanded to $1,637,840. The Company has applied for a USDA Guarantee; at December 31, 2022, this guarantee had not yet been received. The Term Loan Agreements contain negative covenants that, subject to certain exceptions, limits the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The Term Loan Agreements also provides that the Company and its subsidiaries on a consolidated basis, meet a Fixed Charge Coverage Ratio as described in detail in the Loan Agreements. The Term Loan Agreements contain events of default that are customary for a facility of this nature, including (subject in certain cases to grace periods and thresholds) nonpayment of principal, nonpayment of interest, fees or other amounts, material inaccuracy of representations and warranties, violation of covenants, cross-default to certain other existing indebtedness, bankruptcy or insolvency events, and certain judgment defaults as specified in the Term Loan Agreements. If an event of default occurs, the maturity of the amounts owed under the Term Loan Agreements may be accelerated. The obligations under the Term Loan Agreements are guaranteed by the Company and IFP and are secured by mortgages on their real estate located in Florida, Illinois, and Pennsylvania and substantially all of their assets, in each case, subject to certain exceptions and permitted liens. The Company recorded a discount to this loan in the amount of $23,367 in connection with financing costs which was amortized to interest expense during the year ended December 31, 2022. During the three months ended March 31, 2023, the Company accrued interest in the amount of $7,948 on this loan.

	$356,800	$356,800

A note payable in the amount of $20,000. The Note was due in January 2006 and the Company is currently accruing interest on this note at 1.9%. During the three months ended March 31, 2023, the Company accrued interest in the amount of $94 on this note. At March 31, 2023, accrued interest on this note was $18,198.	$20,000	$20,000

Vehicle acquisition loan dated December 6, 2018 in the original amount of $51,088, payable in sixty monthly installments of $955 including interest at the rate of 4.61% maturing November 5, 2023. During the three months ended March 31, 2023, the Company made principal and interest payments in the amount of $2,757 and $108, respectively, on this loan.	$7,510	$10,267

Total	$5,709,043	$5,711,800
Discount	-	-
Net of discount	$5,709,043	$5,711,800

Current portion	$5,709,043	$5,711,800
Long-term maturities	-	-
Total	$5,709,043	$5,711,800

Aggregate maturities of long-term notes payable as of March 31, 2023 are as follows:

For the period ended March 31,

2024	$5,709,043
Total	$5,709,043

14. EQUITY

Common Stock

At March 31, 2023 and December 31, 2022, a total of 2,837,580 shares are deemed issued but not outstanding by the Company.

For the three months ended March 31, 2023:

On February 28, 2023, the Company issued 267,030 shares with a value of $112,153 to three employees as compensation.

During the three months ended March 31, 2023, the Company incurred obligations to issue the following shares of common stock pursuant to employment agreements: an aggregate total of 400,007 shares of common stock with a market value of $93,600 were accrued for issuance to its previous Chief Executive Officer; of this amount, 207,839 with a market value of $52,919 were withheld for the payment of income taxes, and the net number of shares issuable to the previous Chief Executive Officer was 192,168 with a market value of $45,680. Also during the period, an aggregate total of 15,106 shares of common stock with a market value of $5,000 were accrued for issuance to two board members, and $19,428 was expensed during the quarter for the share based plan for the Chief Executive Officer (see below). These restricted stock grants are being amortized over their vesting periods of one to three years. During the three months ended March 31, 2023, the total amount of $178,048 was charged to non-cash compensation and $52,919 was charged to cash compensation in connection with these grants.

As of March 31, 2023, total common stock outstanding was 50,569,327 shares issued and 832,214 shares vested by management, directors, and consultants but not yet issued.

Chief Executive Officer share-based incentive plan

On February 3, 2023, the Company entered into an employment agreement with Bill Bennett to become the Company’s CEO. See note 15. Pursuant to this agreement, Mr. Bennett was provided with an incentive compensation plan (the “CEO Stock Plan”) whereby Mr. Bennett would be granted shares of the Company’s common stock upon the common stock meeting certain price points at various 60-day volume weighted prices, as described below:

	Number of Shares Granted - Lower of:
Stock	Number of Shares Issued	Maximum
Price	and Outstanding on	Number of
Target	Grant Date Multiplied by:	Shares
$0.60	2.00%	943,531
$0.80	1.50%	707,649
$1.00	1.00%	471,766
$1.20	0.75%	353,824
$1.40	0.75%	353,824
$1.60	0.50%	235,883
$1.80	0.50%	235,883
$2.00	0.50%	235,883

The Company relied upon the guidance of Statement of Financial Account Standards No. 718 Compensation – Stock Compensation (“ASC 718”) in accounting for the CEO Stock Plan. A Monte Carlo market-based performance stock awards model was used in valuing the plan, with the following assumptions:

●

The stock price for each trading day would fluctuate with an estimated projected volatility using a normal distribution. The stock price of the underlying instrument is modeled such that it follows a geometric Brownian motion with constant drift and volatility.

●	The Company would award the stock upon triggering the thresholds.

●	Annual attrition or forfeiture rates (i.e., pre–vesting forfeiture assumption) are assumed to be zero given the Holder’s position with the Company.

●	No Projected capital events were included in the adjustments to the shares issued and outstanding in the projected simulations.

●	Awards/Payouts were discounted at the risk–free rate.

The plan was valued as of February 3, 2023.  The following variables were utilized:

Volatility	113.7%
Dividends	$0
Risk-free interest rates	4.29%
Expected term (years)	2.91

The value of the plan was determined to be $660,541. This amount will be recorded as a charge to additional paid-in capital on a straight-line basis over 34 months.  During the three months ended March 31, 2023, the amount of $20,199 was charged to operations pursuant to the CEO Stock Plan.

Three months ended March 31, 2022:

During the three months ended March 31, 2022 in connection with stock based compensation based upon the terms of employment agreements with its employees and compensation agreements with the Company’s independent board members, the Company charged to operations the amount of $10,000 for the vesting of a total of 25,812 shares of common stock issuable to two of its independent board members, and $140,400 for the vesting of a total of 438,703 shares of common stock issuable to its prior Chief Executive Officer and its former Director of Strategic Acquisitions pursuant to their employment agreement. The Company also recognized non-cash compensation in the amount of $2,326 during the three months ended March 31, 2022 in connection with stock options issuable to management and board members.

As of March 31, 2022, total common stock outstanding was 48,114,557 shares issued and 1,229,289 shares vested by management and directors pursuant to their compensation plans but not yet issued.

Options

The following table summarizes the options outstanding at March 31, 2023 and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.41	125,000	1.07	$0.41	125,000	$0.41
$0.50	125,000	1.07	$0.50	125,000	$0.50
$0.60	50,000	2.75	$0.60	43,750	$0.60
$0.62	360,000	0.75	$0.62	360,000	$0.62
$0.85	540,000	0.75	$0.85	540,000	$0.85
$1.00	50,000	2.75	$1.00	43,750	$1.00
$1.20	950,000	0.74	$1.20	950,000	$1.20
	2,200,000	0.87	$0.93	2,200,000	$0.93

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2022	2,300,000	$0.93

Granted	-	$-
Exercised	-	$-
Cancelled / Expired	(100,000)	$1.20

Options outstanding at March 31, 2023 (unaudited)	2,200,000	$0.93
Options exercisable at March 31, 2023 (unaudited)	2,200,000	$0.93

Aggregate intrinsic value of options outstanding and exercisable at March 31, 2023 and 2022 was $0. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.35 and $0.30 as of March 31, 2023 and 2022, respectively, and the exercise price multiplied by the number of options outstanding.

During the three months ended March 31, 2023 and 2022, the Company charged $0 and $2,326, respectively, to operations to recognized stock-based compensation expense for employee and board member stock options.

15. RELATED PARTY TRANSACTIONS

Hiring of CEO

On February 3, 2023, the Company entered into an Executive Employment Agreement with Robert William Bennett (the “RWB Agreement”). The RWB Agreement provides, among other things, for Mr. Bennett to become our Company’s Chief Executive Officer; Mr. Bennett, and one designee, to be nominated to the Company’s Board of Directors during his tenure as CEO; employment at-will with an initial term of employment from February 28, 2023 through December 31, 2025 with 12 months of Base Salary as severance payments if terminated without cause or resignation with Good Reason; an annual Base Salary of $375,000 with at least 3% annual increases with additional annual increases of 20% if certain cash flow metrics are met; a $50,000 signing bonus; an additional Bonus, triggered based on certain conditions being met, of up to $300,000 payable over time; annual incentive bonus equal to at least 50% of Base Salary; reimbursement of legal fees up to $10,000; and participation in the Company’s benefit plans. Mr. Bennett is also subject to the Company’s clawback policies and certain restrictive covenants including confidentiality, non-compete and non-solicitation.  Mr. Bennett is also eligible for stock grants based upon the market price of the Company’s common stock; see note 14.

Separation of prior CEO and of a board member

During the first quarter of 2023, the Company entered into a separation agreements with Sam Klepfish, it’s prior CEO and a current board member, with a total cost of $1,819,199, and with Justin Wiernasz, its prior Director of Strategic Acquisitions and board member, with a total cost of $126,451.  See note 10.

During the three months ended March 31, 2023, the Company incurred obligations to issue the following shares of common stock pursuant to employment agreements: an aggregate total of 400,007 shares of common stock with a market value of $93,600 were accrued for issuance to its prior Chief Executive Officer; of this amount, 207,839 with a market value of $52,919 were withheld for the payment of income taxes, and the net number of shares issuable to the prior Chief Executive Officer was 192,168 with a market value of $45,680. Also, during the period an aggregate total of 15,106 shares of common stock with a market value of $5,000 were accrued for issuance to two board members. These restricted stock grants are being amortized over their vesting periods of one to three years. During the three months ended March 31, 2023, the total amount of $157,849 was charged to non-cash compensation and $52,919 was charged to cash compensation in connection with these grants.

During the three months ended March 31, 2022 in connection with stock based compensation based upon the terms of employment agreements with its employees and compensation agreements with the Company’s independent board members, the Company charged to operations the amount of $10,000 for the vesting of a total of 25,812 shares of common stock issuable to two of its independent board members, and $140,400 for the vesting of a total of 438,703 shares of common stock issuable to its prior Chief Executive Officer and its former Director of Strategic Acquisitions pursuant to their employment agreements. The Company also recognized non-cash compensation in the amount of $2,326 during the three months ended March 31, 2022 in connection with stock options issuable to management and board members.

16. COMMITMENTS AND CONTINGENCIES

Contingent Liability

Pursuant to the acquisition of the assets of Innovative Gourmet, LLC (‘igourmet”), the Company recorded contingent liabilities in the original amount of $787,800. This amount relates to certain performance-based payments over the twenty-four months following the acquisition date as well as to certain additional liabilities that the Company has evaluated and has recorded on a contingent basis. During the year ended December 31, 2018, the Company reduced this amount by $392,900 as the performance goals for the first year were not met. During the year ended December 31, 2019, the Company reduced this amount by $132,300 as the performance goals for the second year were not met. During the year ended December 31, 2019, the Company paid the amount of $39,000 in connection with the additional liabilities. During the years ended December 31, 2022 and 2021, the Company paid the amount of $8,000 and 80,000, respectively, in connection with the additional liabilities. During the year ended December 31, 2022, the Company determined that these contingent liabilities were no longer needed as the time period for attainment of the contingencies had lapsed; accordingly, the balances of the contingent liabilities in the amounts of $67,000 and $108,000 were de-recognized and credited to gain on contingent liabilities. At December 31, 2022, the amount of contingent liabilities on the Company’s balance sheet in connection with the igourmet acquisition was $0.

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

License Agreements

In May 2019, the Company entered into a royalty-based license agreement, through December 31, 2022 with a lifestyle brand, which provides the exclusive right, with certain carve-outs and limitations, to sell and promote branded gift baskets for certain channels including: retail, warehouse club stores, certain of the Company’s current e-commerce channels, and other e-commerce channels such as amazon.com (the “May 2019 License Agreement”). Pursuant to the May 2019 License Agreement, the Company paid an initial royalty deposit in the amount of $50,000 towards the minimum royalty, which is classified as other current assets on the Company’s balance sheet at December 31, 2019. Future royalty amounts owed for minimum payments in connection with the May 2019 License Agreement will be deducted from this deposit. The royalty rate is 5% of net sales, and the Company is required, with certain exceptions and exclusions, to make minimum royalty payments of $100,000 through the end of 2020, $110,000 in 2021, and $125,000 in 2022.At March 31, 2023, the amount of $25,000 remains as a payable on the Company’s balance sheet under this agreement.

Litigation

On September 16, 2019, an action (the “PA Action”) was filed in the Court of Common Pleas of Philadelphia County, Trial Division, against, among others, the Company and its wholly-owned subsidiaries, igourmet and Food Innovations, Inc. ("FII"). Since that time, other parties involved in the incident have joined as plaintiffs in the PA Action. The complaint in the PA Action alleges, inter alia, wrongful death and negligence by a driver employed by igourmet and indicates a demand and offer to settle for $50,000,000. We expect that should a settlement occur the amount to resolve the Action would be substantially lower. The Company and its subsidiaries had auto and umbrella insurance policies, among others, that were in effect for the relevant period The Company and its subsidiaries’ insurers have agreed to defend the Company and its subsidiaries in the PA Action (and the related action), subject to a reservation of rights. The Company believes that the likely outcome would result in the liabilities being covered by its insurance carriers. However, if the Company was found responsible for damages in excess of its available insurance coverage, such damages in excess of the coverage could have a material adverse effect on the Company’s operations. The case has been set for trial for April 1, 2024. Because the statute of limitations on the incident has now run, it is not anticipated that any new plaintiffs involved in the incident will come forward against the Company and its subsidiaries.

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

17. SUBSEQUENT EVENTS

On April 24, 2023, the Company issued 400,000 shares of common stock pursuant to the separation agreements with our prior CEO.  See note 10.

On May 11, 2023, the Company received a signed conditional commitment from the USDA, a final step toward to potential full approval by the USDA board of the Maple Mark Bank loan guarantee.

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

●

Disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police and military activities overseas and other disruptive worldwide political and economic events, health pandemics, rising inflation and energy costs, and environmental weather conditions.

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

Provision for Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $16,684 for doubtful accounts receivable at March 31, 2023, and $340,225 at December 31, 2022. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

Transactions with Major Customers

Transactions with a major customer and related economic dependence information is set forth below and following our discussion of Liquidity and Capital Resources.

We have historically sold the majority of our products, $7,885,725 and $7,659,459, respectively, representing 46% and 49% of total sales, respectively, in each of the three months ended March 31, 2023 and 2022, through a distributor relationship between FII, one of our wholly-owned subsidiaries, and subsidiaries of U.S. Foods, a leading broadline distributor. On January 26, 2015 we executed a contract directly between FII and U.S. Foods (the “U.S. Foods Agreement”). The term of the U.S. Foods Agreement was from January 1, 2015 through December 31, 2016 and provided for a limited number of automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew. Based on the terms, the U.S. Foods Agreement was extended through December 31, 2018. Effective January 1, 2018 the U.S. Foods Agreement was further amended to remove the cap on renewals, and provide for an unlimited number of additional 12-month terms unless either party notifies the other in writing, 30 days prior to the end date, of its intent not to renew. In addition, Gate Gourmet, the leading global provider of airline catering solutions and provisioning services for airlines, in partnership with igourmet, represented $2,751,356 and $981,759, or 16% and 6%, respectively, of total sales for the three months ended March 31, 2023 and 2022, respectively.

Our Business Activities

Overall, our business activities are focused on building scalable businesses selling specialty foods that are difficult to find through traditional channels. We build relationships with the producers, growers, makers, and distributors of specialty products, then carefully select our suppliers based upon their quality, uniqueness, reliability and experience in shipping with overnight courier services. In fact, we’ve built expertise in evaluating and certifying the food safety and supply chain capabilities of small batch producers who don’t typically sell through broad-based sales channels. We then partner to seek out the freshest, most unique, origin-specific gourmet cheese, meat, produce, and premium ingredients available, and ship them directly from our network of vendors and warehouses within 24 – 72 hours. We also source, package, and brand a meaningful segment of these products ourselves, enabling us to better control the assortment, offer more flexibility and variety to our customers, and capture additional margin.

We leverage this unique, premium assortment to serve the needs of two key customer groups within the Specialty Foods category: Professional Chefs and Home Chefs.

First, we serve Professional Chefs in settings such as restaurants, hotels, country clubs, national chain accounts, casinos, hospitals and catering houses. We provide these premium customers with products that can’t typically be found through their broadline distributor’s warehoused assortment. We distribute these products directly to Professional Chefs in Chicago through our subsidiary, Artisan Specialty Foods, Inc., and nationally through our e-commerce businesses on Amazon.com and our own website. We also drop ship specialty food to Professional Chefs nationally through the websites of broadline distributors, such as US Foods, Inc. Between this variety of sales channels, IVFH is able to serve our Professional Chef customers wherever they are located.

Second, we serve Home Chefs ranging from the casual host looking for a spread of freshly cut gourmet cheese and charcuterie, to the aspiring home menu planner looking to expand their palate, to the passionate foodie who can’t find their favorite ingredients at their local grocery store. Much of this business is based on the category trends we are seeing on the Professional side of the business, and in partnership with the same suppliers. We have used our understanding of the customer to build meaningful loyal segments of the business around gift baskets and subscriptions, as well as a la carte purchases. We sell this gourmet assortment through our iGourmet.com and Mouth.com websites as well as on third party marketplaces like Amazon.com, Walmart.com, and Kroger.com. Our Home Chef customers rave about their experience, with Net Promoter Scores (NPS) on par with some of the leading consumer brands in the world.

We service these two customer bases from a unified network of three warehouses: a 200K square foot facility in Mountain Top, Pennsylvania (an important industry distribution hub for the Northeast), a 30K square foot facility in the greater Chicago area, and a 5K square foot facility in Bonita Springs, FL. We have capabilities to pack and ship frozen,  refrigerated, and  ambient products, enabling us to sell a broad range of specialty foods. We also have GFSI/SQF certifications, allowing compatibility with the highest food handling supply chains in the world, and the quality and food safety that our premium customers expect from us. All three sites have the ability to ship packages and pallets of all sizes through overnight shipping. We also leverage our own fleet of trucks to deliver directly to our Professional Chef customers within our reach.

Our proprietary technology platform underpins our entire business, driving transparency and efficiency up and down the supply chain. Orders flow in real time, whether to our warehouses or to our vendor partners, to allow for fast handling and fulfillment. Our picking is enabled by efficient scan-based, handheld devices, ensuring order and inventory accuracy. Our warehouse management software optimizes pick routes for common items and order types, recommends a box size, and calculates the appropriate amount of packaging and ice required based on forecasted temperatures along the delivery route.

We have built a team consisting of passionate, committed, and food-obsessed people: our average tenure (outside of seasonal workers) across the company is over five years. Our merchandising team has deep connections within the specialty food space around the globe. Our Chef Advisors, as ex-chefs themselves, go beyond customer service to offer our Professional Chefs customer support, menu ideas, and preparation guidance. Our photography and marketing teams have developed a look and feel all our own.

Lastly, we also have small but profitable 3PL, partnerships, and brand services teams that package all of our activities into services that we can sell back to the small, nascent, or international brands we do business with.

RESULTS OF OPERATIONS

This discussion may contain forward looking statements that involve risks and uncertainties. Our future results could differ materially from the forward looking statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Revenue

Revenue increased by $1,352,089 or approximately 9% to $16,995,200 for the three months ended March 31, 2023 from $15,643,111 in the prior year. The increase in revenues is primarily attributable to an increase in specialty foodservice revenues which was driven by the continued nationwide opening of restaurants and other foodservice establishments previously affected by COVID-19 as well as increases in travel related foodservice, and restaurant dining. This foodservice revenue growth is softening sequentially, as the impact of restaurant re-openings runs its course. The increase in specialty foodservice revenue was partially offset with decreases in e-commerce revenues. The decrease in e-commerce revenue during the current period was related to decreases in COVID-19 driven demand in 2023 compared to 2022 partially driven by the continued re-opening of bricks and mortar stores. It was also driven by decreases in digital marketing related in part to a more challenging digital marketing environment and industry-wide expanded privacy rules that significantly reduce data sharing. In addition, we have proactively reduced our marketing spending on e-commerce as we work to improve the end-to-end customer experience to improve the retention levels of the new customers we spend money to acquire.

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

Cost of goods sold

Our cost of goods sold for the three months ended March 31, 2023 was $12,908,689, an increase of $991,510 or approximately 8% compared to cost of goods sold of $11,917,179 for the three months ended March 31, 2022. Cost of goods sold was made up of the following expenses for the three months ended March 31, 2023: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $9,300,431; shipping, delivery, handling, and purchase allowance expenses in the amount of $3,465,414; and cost of goods associated with logistics of $142,844. Gross margins as a percentage of sales increased during the current period to 24.0% compared to 23.8% during the comparable period, as we began to compare current period results to lower inflation-driven margins last year, as well as lapping increases in fuel surcharges and higher shipping costs.

In Q1 of 2023, we continued to price our products in order to increase sales, gain market share and increase the number of our end users and customers. We are currently focused, however, on returning to pre-inflation margin levels through improved management of product mix, reduced shipping expenses, and improved cost management processes.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased by $373,340 or approximately 7% to $4,799,086 during the three months ended March 31, 2023 compared to $5,172,426 for the three months ended March 31, 2022. The decrease in selling, general, and administrative expenses was primarily due to a decrease in advertising and digital marketing costs in the amount of $491,624, a decrease in office & facilities costs of $114,961, a decrease in computer and IT expense of $45,725, and a decrease in banking and credit card fees of $43,099.  These decrease were partially offset by an increase in professional fees of $157,566, including $91,125 related to the executive personnel changes, an increase in taxes in the amount of $21,845, an increase in insurance costs of $14,694, an increase in travel and entertainment costs of $11,245, an increase in amortization and depreciation of $6,923, and an increase in bad debt expense in the amount of $5,781  Selling, general, and administrative expenses as a percentage of sales decreased from 33% of sales during the three months ended March 31, 2022 to 28% of sales during the current quarter. This decrease is the result of our overall cost-cutting efforts as well as the restructuring of our marketing and advertising programs.

Separation costs – executive officers

During the three months ended March 31, 2023, the Company entered into a separation agreement with its Prior CEO and current board member with a total cost of $1,819,199 consisting of $1,251,199 in cash payments, $1,199 of Cobra health insurance payments, and stock grants with a value of $568,000.  Also during the three months ended March 31, 2023, the Company entered into a separation agreement with its prior Director of Strategic Acquisitions and board member consisting of cash payments of $100,000 and $26,451 of Cobra health insurance payments.  The aggregate separation costs for the three months ended March 31, 2023 was $1,945,650; there were no such costs during the prior period.

Gain on Interest Rate Swap

During the three months ended March 31, 2022, the Company recognized a gain on the interest rate swap in the amount of $294,000 in connection with the termination of the interest rate swap. There is no comparable transaction in the current period.

Other leasing income

During the three months ended March 31, 2023, the Company recognized income in the amount of $1,900 in connection with the lease of space in our Mountaintop warehouse facility, a decrease of $3,190 or approximately 63% compared to $5,090 during the three months ended March 31, 2022.

Interest expense, net

Interest expense, net of interest income, increased by $89,468 or approximately 108% to $172,441 during the three months ended March 31, 2023, compared to $82,973 during the three months ended March 31, 2022. The increase was due primarily to an increase in interest accrued or paid on the Company’s commercial loans and notes payable in the amount of $174,509 due to higher interest rates. These increases were partially offset by interest income in the amount of $2,068 for the three months ended March 31, 2023, compared to interest income of $1,989 for the prior year.

Net loss

For the reasons above, the Company had a net loss for the three months ended March 31, 2023 of $2,828,766 compared to a net loss of $1,230,377 during the three months ended March 31, 2022. The loss for the three months ended March 31, 2023 includes $1,952,060 in one-time expenses related to executive management separation and hiring costs, in addition to a net total of $323,432 in non-cash charges: non-cash compensation in the amount of $178,048 and depreciation and amortization expense of $145,384. The net loss for the three months ended March 31, 2022 includes a total of $298,060 in non-cash charges, including non-cash compensation in the amount of $152,726, depreciation and amortization expense of $138,361, and amortization of prepaid loan fees in the amount of $3,088.

Liquidity and Capital Resources at March 31, 2023

As of March 31, 2023, the Company had current assets of $9,874,158, consisting of cash and cash equivalents of $1,650,127; trade accounts, net receivable of $4,829,709; inventory of $3,021,465; and other current assets of $372,857. Also at March 31, 2023, the Company had current liabilities of $14,593,537, consisting of trade payables and accrued liabilities of $4,796,700, current portion of accrued separation costs – related parties of $559,370, accrued interest of $18,198, deferred revenue of $1,238,790, line of credit of $2,014,333, current portion of notes payable of $5,709,043, current portion of operating lease liability of $63,877, and current portion of financing lease liability of $193,226.

During the three months ended March 31, 2023, the Company had cash used in operating activities of $3,191,712. Cash flow used in operations consisted of the Company’s consolidated net loss of $2,828,766 less depreciation and amortization of $145,384, stock-based compensation in the amount of $178,048, bad debt expense of $4,666, and amortization of right-of-use assets of $16,314. The Company’s cash position also decreased by $707,361 as a result of changes in the components of current assets and current liabilities. Excluding expenses associated with the separation and hiring of key officers referenced earlier, the Company would have recorded cash used in operating activities of $2,755,732, an improvement of $117,558 vs. 2022.

The Company had cash used in investing activities of $7,995 for the three months ended March 31, 2023, which consisted of cash paid for the acquisition of property and equipment.

The Company had cash used in financing activities of $49,564 for the three months ended March 31, 2023, which consisted of principal payments made on notes payable of $2,757, and principal payments on financing leases of $46,807.

The Company had a net working capital deficit of $4,719,379 as of March 31, 2023. The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines and improving operating efficiencies. Currently, we do not have any material long-term obligations other than those described in Notes 7, 12 and 13 to the financial statements included in this report. As we seek to increase our sales of new items and enter new markets, acquire new businesses as well as identify new food oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification, although no assurance can be given that such growth will occur.

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

2023 Plans

2022 was a year of continued volatility. The food service industry moved past the depressed restaurant market of the Pandemic, posting significant gains. For e-commerce, it was a year of industry declines as consumers shifted their purchases back into bricks and mortar stores. In the first quarter of 2023, we saw our revenue trends begin to stabilize for the first year since the Pandemic began in 2020. We will now begin lapping a more normalized market for food at home and away from home.

During 2023, as Mr. Bennett has now recently taken the role of CEO, we will be doing a holistic review of the Company’s portfolio of businesses and go to market strategies. In the meantime, we plan to focus on the fundamentals of running a healthy business serving both Professional and Home Chefs, including a focus on improving margins. On the Professional Chefs business, we expect to continue to expand by entering additional specialty foods markets, serving new customers, and launching new products. While the Home Chef customer remains an important focus for us, we plan to continue to be cautious with our marketing spend on this business, while we focus on improving the customer journey. Additional focus includes improving the customer experience on our existing food subscription offerings, expanding our assortment, and launching a loyalty rewards program. These efforts are expected to increase our customer retention and frequency, enabling us to achieve higher returns on our advertising spend when we’re ready to accelerate again. We are currently targeting 2024 for this re-acceleration of marketing spending, pending the achievement of the frequency and retention thresholds required to enable a sustainably profitable business.

The company has significant efforts underway to improve gross margins across all operating entities. We believe we can achieve this objective through improving our product mix, building a more strategic pricing and promotional plan with supplier support, and implementing a more robust process for managing the impact of inflation.

No assurances can be given that any of these plans will come to fruition or that if implemented they will necessarily yield positive results.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

In the opinion of management, inflation has had a material effect on the Company’s financial condition and results of its operations. The Company has seen the impact of inflation across its costs for fuel, shipping, cost of goods, and marketing. Balancing the management of these increases with the willingness of our customers to pay higher prices will be a key focus for the Company this year. However, no assurance can be given that we will be successful and inflationary pressure on our profits will likely continue through 2023.

RISK FACTORS

The Company’s business and success is subject to numerous risk factors as detailed in its Annual Report on Form 10-K for the year ended December 31, 2022 and other of its Current Reports on Form 8-K, all of which reports are available at no cost at www.sec.gov.

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

(a) Evaluation of disclosure controls and procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act.) as of the end of the period covered by this Quarterly Report, have determined that our controls and procedures are effective at March 31, 2023 at the reasonable assurance level. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

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

3.2.1	Amended Bylaws of the Company (incorporated by reference to exhibit 3.1 of the Company’s current report Form 8-K filed with the Securities and Exchange Commission on March 13, 2023).

10.1

Executive Employment Agreement dated February 3, 2023 between the Registrant and Robert William Bennett (incorporated by reference to exhibit 3.1 of the Company’s current report Form 8-K filed with the Securities and Exchange Commission on February 7, 2023)

10.2

Agreement and General Release dated February 3, 2023 between the Registrant and Samuel Klepfish (incorporated by reference to exhibit 3.1 of the Company’s current report Form 8-K filed with the Securities and Exchange Commission on February 7, 2023)

10.3

Side Letter dated February dated February 3, 2023 between the Registrant and Samuel Klepfish (incorporated by reference to exhibit 3.1 of the Company’s current report Form 8-K filed with the Securities and Exchange Commission on February 7, 2023)

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

SIGNATURE	TITLE	DATE

/s/ Robert William Bennett	Chief Executive Officer and Director	May 15, 2023
Robert William Bennett	(Principal Executive Officer)

/s/ Richard Tang	Chief Financial Officer	May 15, 2023
Richard Tang