Form 10-Q
period 2023-06-30
INNOVATIVE FOOD HOLDINGS INC
filed 2023-08-10
CIK 312257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 48,979,067 shares of common stock outstanding as of August 7, 2023.

INNOVATIVE FOOD HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$6,172,432	$4,899,398
Accounts receivable, net	4,604,872	4,969,395
Inventory	2,619,771	3,053,852
Other current assets	390,091	289,432
Total current assets	13,787,166	13,212,077

Property and equipment, net	7,754,787	7,921,561
Right of use assets, operating leases, net	120,575	152,425
Right of use assets, finance leases, net	503,363	570,323
Other amortizable intangible assets, net	10,332	30,994
Tradenames and other unamortizable intangible assets	1,532,822	1,532,822
Total assets	$23,709,045	$23,420,202

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$5,444,639	6,853,253
Accrued separation costs, related parties, current portion	350,590	-
Accrued interest	61,316	18,104
Deferred revenue	1,084,122	1,558,155
Line of Credit	2,014,333	2,014,333
Notes payable - current portion	119,627	5,711,800
Lease liability - operating leases, current	65,356	64,987
Lease liability - finance leases, current	190,507	191,977
Total current liabilities	9,330,490	16,412,609

Note payable, net of discount	8,934,659	-
Accrued separation costs, related parties, non-current	957,892	-
Lease liability - operating leases, non-current	55,219	87,438
Lease liability - finance leases, non-current	240,166	333,092
Total liabilities	19,518,426	16,833,139

Commitments & Contingencies (see note 16)
Stockholders' equity
Common stock: $0.0001 par value; 500,000,000 shares authorized; 50,969,327 and 49,427,297 shares issued, and 48,131,747 and 46,589,717 shares outstanding at June 30, 2023 and December 31, 2022, respectively	5,092	4,938
Additional paid-in capital	42,608,233	42,189,471
Common stock to be issued, 847,320 and 1,499,940 shares at June 30, 2023 and December 31, 2022, respectively	85	150
Treasury stock: 2,623,171 and 2,623,171 shares outstanding at June 30, 2023 and December 31, 2022, respectively.	(1,141,370)	(1,141,370)
Accumulated deficit	(37,281,421)	(34,466,126)
Total liabilities and stockholders' equity	4,190,619	6,587,063

Total stockholders' equity	$23,709,045	$23,420,202

See condensed notes to these unaudited consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

Revenue	$18,833,321	$20,523,156	$35,828,521	$36,166,267
Cost of goods sold	14,040,410	$16,074,259	26,949,099	27,991,438
Gross margin	4,792,911	4,448,897	8,879,422	8,174,829

Selling, general and administrative expenses	4,556,149	5,522,049	9,355,235	10,694,475
Separation costs - executive officers	-	-	1,945,650	-
Total operating expenses	4,556,149	5,522,049	11,300,885	10,694,475

Operating income (loss)	236,762	(1,073,152)	(2,421,463)	(2,519,646)

Other income (expense:)
Gain on interest rate swap	-	-	-	294,000
Loss on extinguishment of debt	-	(40,556)	-	(40,556)
Other leasing income	1,900	2,294	3,800	7,384
Interest expense, net	(209,357)	(112,372)	(381,798)	(195,345)
Total other income (expense)	(207,457)	(150,634)	(377,998)	65,483

Net income (loss) before taxes	29,305	(1,223,786)	(2,799,461)	(2,454,163)

Income tax expense	15,834	-	15,834	-

Net income (loss)	$13,471	$(1,223,786)	$(2,815,295)	$(2,454,163)

Net income (loss) per share - basic	$0.00	$(0.03)	$(0.06)	$(0.05)

Net income (loss) per share - diluted	$0.00	$(0.03)	$(0.06)	$(0.05)

Weighted average shares outstanding - basic	49,064,084	46,855,525	48,764,822	46,557,498

Weighted average shares outstanding - diluted	49,064,084	46,855,525	48,764,822	46,557,498

See condensed notes to these unaudited consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Stockholders' Equity

Three and Six Months Ended June 30, 2023 and 2022

(unaudited)

			Common Stock		Additional
	Common Stock		to be issued		Paid-in	Treasury Stock		Accumulated
	Amount	Value	Amount	Value	Capital	Amount	Value	Deficit	Total

Balance – March 31, 2022	48,114,557	$4,809	1,229,289	$122	$41,815,390	2,623,171	$(1,141,370)	$(34,346,501)	$6,332,450
Fair value of vested stock and stock options	-	-	493,999	48	150,352	-	-	-	150,400
Vesting of stock options	-	-	-	-	2,325	-	-	-	2,325
Common stock issued for services	176,302	18	-		59,931	-	-	-	59,949
Offering expenses for stock previously sold for cash	-	-	-		(50,000)	-	-	-	(50,000)
Fair value of options issued to consultant	-	-	-		2,092	-	-	-	2,092
Net loss for the three months ended June 30, 2022	-	-	-		-	-	-	(1,223,786)	(1,223,786)
Balance – June 30, 2022	48,290,859	$4,827	1,723,288	$170	$41,980,090	2,623,171	$(1,141,370)	$(35,570,287)	$5,273,430

Balance – March 31, 2023	50,569,327	$5,052	832,214	$83	$42,367,472	2,623,171	$(1,141,370)	$(37,294,892)	$3,936,345
Shares issued for compensation	-	-	15,106	2	4,998	-	-	-	5,000
Fair value of shares issued under equity incentive plan	-	-	-	-	67,803	-	-	-	67,803
Shares issued under severance agreement	400,000	40	-	-	167,960	-	-	-	168,000
Net income for the three months ended June 30, 2023	-	-	-	-	-	-	-	13,471	13,471
Balance – June 30, 2023	50,969,327	$5,092	847,320	$85	$42,608,233	2,623,171	$(1,141,370)	$(37,281,421)	$4,190,619

Balance – December 31, 2021	48,114,557	$4,809	764,774	$76	$41,662,710	2,623,171	$(1,141,370)	$(33,116,124)	$7,410,101
Fair value of vested stock and stock options	-	-	958,514	94	305,357	-	-	-	305,451
Common stock issued for services	176,302	18	-	-	59,931	-	-	-	59,949
Offering expenses for stock previously sold for cash	-	-	-	-	(50,000)	-	-	-	(50,000)
Fair value of options issued to consultant	-	-	-	-	2,092	-	-	-	2,092
Net loss for the six months ended June 30, 2022	-	-	-	-	-	-	-	(2,454,163)	(2,454,163)
Balance – June 30, 2022	48,290,859	$4,827	1,723,288	$170	$41,980,090	2,623,171	$(1,141,370)	$(35,570,287)	$5,273,430

Balance – December 31, 2022	49,427,297	$4,938	1,499,940	$150	$42,189,471	2,623,171	$(1,141,370)	$(34,466,126)	$6,587,063
Shares issued for compensation	-	-	222,380	22	50,658	-	-	-	50,680
Shares issued to prior CEO, previously accrued	875,000	87	(875,000)	(87)	-	-	-	-	-
Fair value of shares under compensation plan	-	-	-	-	88,002	-	-	-	88,002
Shares issued under severance agreement	400,000	40	-	-	167,960	-	-	-	168,000
Common stock issued for services	267,030	27	-	-	112,142	-	-	-	112,169
Net loss for the six months ended June 30, 2023	-	-	-	-	-	-	-	(2,815,295)	(2,815,295)
Balance – June 30, 2023	50,969,327	$5,092	847,320	$85	$42,608,233	2,623,171	$(1,141,370)	$(37,281,421)	$4,190,619

See condensed notes to these unaudited consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,815,295)	$(2,454,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	286,869	279,735
Amortization of right of use asset	31,850	35,162
Amortization of prepaid loan fees	-	20,582
Amortization of discount on notes payable	729	-
Stock based compensation	250,851	367,492
Loss on extinguishment of debt	-	40,556
Gain on valuation of stock appreciation rights	(419)	-
Provision (recoveries) for doubtful accounts	50,905	8,056

Changes in assets and liabilities:
Accounts receivable, net	313,618	(1,779,184)
Inventory and other current assets, net	333,422	41,607
Accounts payable and accrued liabilities	(1,303,268)	627,395
Accrued separation costs - related parties	1,476,482	-
Deferred revenue	(474,033)	(409,159)
Operating lease liability	(31,850)	(35,162)
Net cash used in operating activities	(1,880,139)	(3,257,083)

Cash flows from investing activities:
Acquisition of property and equipment	(32,473)	(92,633)
Net cash used in investing activities	(32,473)	(92,633)

Cash flows from financing activities:
Payment of offering costs for stock previously issued	-	(50,000)
Cash received from notes payable, net of costs	3,285,588	-
Principal payments on debt	-	(167,001)
Principal payments financing leases	(99,942)	(85,176)
Cost of debt financing	-	(110,305)
Net cash provided by (used in) financing activities	3,185,646	(412,482)

Increase (decrease) in cash and cash equivalents	1,273,034	(3,762,198)

Cash and cash equivalents at beginning of period	4,899,398	6,122,671

Cash and cash equivalents at end of period	$6,172,432	$2,360,473

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$342,081	$128,798

Taxes	$-	$-

Non-cash investing and financing activities:
(Decrease) Increase in right of use assets & liabilities	$-	$(13,216)
Finance lease for fixed assets	$-	$42,500
Debt to Fifth Third Bank paid directly by Maple Mark Bank	$-	$7,686,481
Issuance of common stock for severance agreement previously accrued	$168,000	$-

See condensed notes to these unaudited consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

1. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include those of Innovative Food Holdings, Inc. and all of its wholly-owned subsidiaries (collectively, the “Company”) and have been prepared in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes as contained in Form 10-K for the year ended December 31, 2022. In the opinion of management, the interim unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations to be expected for the full year.

Business Activity

We provide difficult to find specialty foods primarily to both Professional Chefs and Home Gourmets through our relationships with producers, growers, makers and distributors of these products worldwide. The distribution of these products primarily originates from our three unified warehouses and those of our drop ship partners, and is driven by our proprietary technology platform. In addition, we provide value-added services through our team of food specialists and Chef Advisors who offer customer support, menu ideas, and preparation guidance.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At June 30, 2023 and 2022, trade receivables from the Company’s largest customer amounted to 26% and 28%, respectively, of total trade receivables. During the three months ended June 30, 2023 and 2022, sales from the Company’s largest customer amounted to 47% and 50% of total sales, respectively. During the six months ended June 30, 2023 and 2022, sales from the Company’s largest customer amounted to 47% and 51% of total sales, respectively.

The Company maintains cash balances in excess of Federal Deposit Insurance Corporation limits. At June 30, 2023 and December 31, 2022, the total cash in excess of these limits was $2,934,733 and $3,205,568, respectively.

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

Deferred Revenue

Certain customer arrangements in the Company’s business such as gift cards and e-commerce subscription purchases result in deferred revenues when cash payments are received in advance of performance. Gift cards issued by the Company generally have an expiration of five years from date of purchase. The Company records a liability for unredeemed gift cards and advance payments for monthly club memberships as cash is received, and the liability is reduced when the card is redeemed or product delivered.

The following table represents the changes in deferred revenue as reported on the Company’s consolidated balance sheets:

Balance as of December 31, 2021	$1,631,406
Cash payments received	700,582
Net sales recognized	(1,081,044)
Balance as of March 31, 2022 (unaudited)	$1,250,944

Cash payments received	99,989
Net sales recognized	(128,686)
Balance as of June 30, 2022 (unaudited)	$1,222,247

Balance as of December 31, 2022	$1,558,155
Cash payments received	215,346
Net sales recognized	(534,711)
Balance as of March 31, 2023 (unaudited)	$1,238,790

Cash payments received	361,151
Net sales recognized	(515,819)
Balance as of June 30, 2023 (unaudited)	$1,084,122

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30,
	2023	2022
	(unaudited)	(unaudited)
Specialty Foodservice	$16,045,427	$16,900,908
E-Commerce	2,208,056	3,185,325
National Brand Management	309,395	251,819
Logistics	270,443	185,104
Total	$18,833,321	$20,523,156

	Six Months Ended
	June 30,
	2023	2022
	(unaudited)	(unaudited)
Specialty Foodservice	$29,850,212	$28,441,743
E-Commerce	4,834,214	6,797,669
National Brand Management	625,083	535,966
Logistics	519,012	390,889
Total	$35,828,521	$36,166,267

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

Dilutive shares at June 30, 2023:

Stock Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company at June 30, 2023:

		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Price	of Options	Life (years)
$0.41	125,000	0.82
$0.50	125,000	0.82
$0.60	50,000	2.50
$0.62	360,000	0.50
$0.85	540,000	0.50
$1.00	50,000	2.50
$1.20	950,000	0.49
	2,200,000	0.62

Restricted Stock Awards

At June 30, 2023, there are 300,000 unvested restricted stock awards remaining from grants in a prior year. Those 300,000 restricted stock awards will vest as follows: 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days. The fair value of these RSUs at the date of the grants will be charged to operations upon vesting.

Stock-based compensation

During the three months ended June 30, 2023, the Company incurred obligations to issue the following shares of common stock pursuant to employment agreements: An aggregate total of 15,106 shares of common stock with a market value of $5,000 were accrued for issuance to two board members; these restricted stock grants are being amortized over their vesting periods of one to three years. Also during the period, the amounts of $58,283 and $9,521 were charged to operations in connection with incentive stock plans for the Company’s Chief Executive Officer and Chief Operations Officer, respectively. During the three and six months ended June 30, 2023, the amounts of $72,804 and $250,851, respectively, were charged to stock-based compensation.

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

Stock-based compensation

During the three months ended June 30, 2022, the Company incurred obligations to issue the following shares of common stock pursuant to employment agreements: An aggregate total of 25,812 shares of common stock with a market value of $10,000 were accrued for issuance to two board members; these restricted stock grants are being amortized over their vesting periods of one to three years. In addition, 468,187 shares of common stock with a market value of $140,400 were accrued for issuance to the Company’s Chief Executive Officer pursuant to his employment agreement. Also during the period, the amounts of $1,758 and $568, respectively, were charged to operations for the amortization of stock options issuable to an employ and a board member, respectively. The Company also charged to operations the amount of $59,949 representing the value of 176,302 shares of common stock issued to service providers and $2,092 for the vesting of options issued to a consultant. During the three and six months ended June 30, 2022, the amounts of $214,766 and $367,492, respectively, was charged to stock-based compensation.

New Accounting Pronouncements

Management does not believe that any other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

2. LIQUIDITY

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company had an accumulated deficit of $37,281,421 at June 30, 2023 and negative cash flow from operations in the amount of $1,880,139 for the six months ended June 30, 2023. The Company’s current assets exceeded its current liabilities by $4,456,676 as of June 30, 2023. The Company has reported net income of $13,471 for the three months ended June 30, 2023 and a net loss of $2,815,295 for the six months ended June 30, 2023.

The Company continues to work to manage its current liabilities while making changes to operations in order to further improve its cash flow and liquidity position. Management believes the Company achieved significant progress in improving the Company’s liquidity during the three months ended June 30, 2023, as discussed below.

The Company reported a profit in the amount of $13,471 for the three months ended June 30, 2023 compared to a loss in the amount of $1,223,786 during the comparable period of the prior year. Due to the Company’s improved operations performance along with its restructured balance sheet, the Company believes that any issues regarding its near-term liquidity have been resolved.

3. ACCOUNTS RECEIVABLE

At June 30, 2023 and December 31, 2022, accounts receivable consists of:

	June 30, 2023	December 31, 2022
	(unaudited)
Accounts receivable from customers	$4,660,309	$5,309,620
Allowance for doubtful accounts	(55,437)	(340,225)
Accounts receivable, net	$4,604,872	$4,969,395

During the six months ended June 30, 2023, the Company wrote-off accounts receivable in the amount of $335,693 against our reserve for doubtful accounts. As these accounts had all been fully reserved, there was no charge to operations.

During the three and six months ended June 30, 2023, the Company charged the amount of $46,239 and $50,905 to provision for doubtful accounts, respectively. During the three and six months ended June 30, 2022, the Company charged the amount of $9,171 and $8,056 to provision for doubtful accounts, respectively.

4. INVENTORY

Inventory consists primarily of specialty food products. At June 30, 2023 and December 31, 2022, inventory consisted of the following:

	June 30, 2023	December 31, 2022
	(unaudited)
Finished goods inventory	$2,619,771	$3,053,852
Allowance for slow moving & obsolete inventory	-	-
Finished goods inventory, net	$2,619,771	$3,053,852

5. PROPERTY AND EQUIPMENT

A summary of property and equipment at June 30, 2023 and December 31, 2022 is as follows:

	June 30, 2023	December 31, 2022
	(unaudited)
Land	$1,256,895	$1,256,895
Building	7,191,451	7,191,451
Computer and Office Equipment	619,046	609,018
Warehouse Equipment	401,402	378,957
Furniture and Fixtures	1,021,481	1,021,481
Vehicles	109,441	109,441
Total before accumulated depreciation	10,599,716	10,567,243
Less: accumulated depreciation	(2,844,929)	(2,645,682)
Total	$7,754,787	$7,921,561

Depreciation expense for property and equipment amounted to $97,671 and $91,616 for the three months ended June 30, 2023 and 2022, respectively, and $199,247 and $188,565 for the six months ended June 30, 2023 and 2022, respectively. Depreciation expense for property and equipment is recorded in selling, general & administrating expenses on the Company’s statement of operations.

6. RIGHT OF USE (“ROU”) ASSETS AND LEASE LIABILITIES – OPERATING LEASES

The Company has operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 3 years, some of which include options to extend.

The Company’s lease expense for the three months ended June 30, 2023 and 2022 was entirely comprised of operating leases and amounted to $17,746 and $15,471, respectively. The Company’s lease expense for the six months ended June 30, 2023 and 2022 was entirely comprised of operating leases and amounted to $36,536 and $35,162, respectively.

The Company’s ROU asset amortization for the three months ended June 30, 2023 and 2022 was $16,314 and $19,691, respectively. The Company’s ROU asset amortization for the six months ended June 30, 2023 and 2022 was $31,850 and $35,162, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

Right of use assets – operating leases are summarized below:

	June 30, 2023	December 31, 2022
	(unaudited)
Warehouse equipment	$28,484	$36,170
Office	83,913	106,601
Office equipment	8,178	9,654
Right of use assets, net	$120,575	$152,425

Operating lease liabilities are summarized below:

	June 30, 2023	December 31, 2022
	(unaudited)
Warehouse equipment	$28,484	$36,170
Office	83,913	106,601
Office equipment	8,178	9,654
Lease liability	$120,575	$152,425
Less: current portion	(65,356)	(64,987)
Lease liability, non-current	$55,219	$87,438

Maturity analysis under these lease agreements are as follows:

For the period ended June 30, 2024	$71,509
For the period ended June 30, 2025	54,547
For the period ended June 30, 2026	2,418
Total	$128,474
Less: Present value discount	(7,899)
Lease liability	$120,575

During the year ended December 31, 2022, the Company recorded the removal of a right of use asset and lease liability in the amount of $13,216 due to damage to the asset.

7. RIGHT OF USE ASSETS – FINANCING LEASES

The Company has financing leases for vehicles and warehouse equipment. Right of use asset – financing leases are summarized below:

	June 30, 2023	June 30, 2022
	(unaudited)
Vehicles	$404,858	$404,858
Warehouse Equipment	555,416	555,416
Total before accumulated depreciation	960,274	960,274
Less: accumulated depreciation	(456,911)	(389,951)
Total	$503,363	$570,323

Depreciation expense related to right of use assets for the three months ended June 30, 2023 and 2022 was $33,480 and $39,427, respectively Depreciation expense related to right of use assets for the six months ended June 30, 2023 and 2022 was $66,960 and $70,608, respectively.

During the six months ended June 30, 2023 and 2022, the Company recorded right of use assets and lease liabilities in the amount of $0 and $42,500, respectively, due to the execution of new financing lease agreements.

Financing lease liabilities are summarized below:

	June 30, 2023	December 31, 2022
	(unaudited)
Financing lease obligation under a lease agreement for a forklift dated July 12, 2021 in the original amount of $16,070 payable in thirty-six monthly installments of $489 including interest at the rate of 6.01%. During the three months ended June 30, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $1,371 and $99, respectively. During the six months ended June 30, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $2,718 and $218, respectively.	$5,678	$8,396

Financing lease obligation under a lease agreement for a pallet truck dated July 15, 2021 in the original amount of $5,816 payable in thirty-six monthly installments of $177 including interest at the rate of 6.01%. During the three months ended June 30, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $493 and $36, respectively. During the six months ended June 30, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $983 and $79, respectively.	$2,057	$3,040

Financing lease obligation under a lease agreement for warehouse furniture and equipment truck dated October 14, 2020 in the original amount of $514,173 payable in sixty monthly installments of $9,942 including interest at the rate of 6.01%. During the three months ended June 30, 2023, the Company made principal and interest payments on this lease obligation in the amount of $25,804 and $4,020, respectively. During the six months ended June 30, 2023, the Company made principal and interest payments on this lease obligation in the amount of $51,227 and $8,424, respectively.	$250,499	$301,726

Financing lease obligation under a lease agreement for a truck dated March 31, 2020 in the original amount of $152,548 payable in eighty-four monthly installments of $2,188 including interest at the rate of 5.44%. During the three months ended June 30, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $5,329 and $1,234, respectively. During the six months ended June 30, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $10,587 and $2,540, respectively.	$87,098	$97,685

	June 30, 2023	December 31, 2022
	(unaudited)

Financing lease obligation under a lease agreement for a truck dated November 5, 2018 in the original amount of $128,587 payable in seventy monthly installments of $2,326 including interest at the rate of 8.33%. During the three months ended June 30, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $6,246 and $859, respectively. During the six months ended June 30, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $12,364 and $1,718, respectively.	$30,923	$43,287

Financing lease obligation under a lease agreement for a truck dated August 23, 2019 in the original amount of $80,413 payable in eighty-four monthly installments of $1,148 including interest at the rate of 5.0%. During the three months ended June 30, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $2,928 and $552, respectively. During the six months ended June 30, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $5,820 and $1,104, respectively.	$39,289	$45,109

Financing lease obligation under a lease agreement for a truck dated February 4, 2022 in the original amount of $42,500 payable in twenty-four monthly installments of $1,963 including interest at the rate of 10.1%. During the three months ended June 30, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $5,416 and $474, respectively. During the six months ended June 30, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $10,697 and $1,083, respectively.	$15,129	$25,826

Total	$430,673	$525,069

Current portion	$190,507	$191,977
Long-term maturities	240,166	333,092
Total	$430,673	$525,069

Aggregate maturities of lease liabilities:

For the twelve months ended June 30,

2024	$190,507
2025	154,391
2026	67,476
2027	18,299
Total	$430,673

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

The Company acquired certain intangible assets pursuant to the acquisitions through Artisan, Oasis, Innovative Gourmet, OFB, Haley, and M Innovations. The following is the net book value of these assets:

	June 30, 2023 (unaudited)
		Accumulated
	Gross	Amortization	Net
Non-Compete Agreement - amortizable	$505,900	$(505,900)	$-
Customer Relationships - amortizable	3,068,034	(3,068,034)	-
Trade Names and other	1,532,822	-	1,532,822
Internally Developed Technology - amortizable	875,643	(875,643)	-
Website - amortizable	84,000	(73,668)	10,332
Total	$6,066,399	$(4,523,245)	$1,543,154

	December 31, 2022
		Accumulated
	Cost	Amortization	Net
Trade Name	1,532,822	-	1,532,822
Internally Developed Technology	875,643	(875,643)	-
Website	84,000	(53,006)	30,994
Total	$2,492,465	$(928,649)	$1,563,816

Total amortization expense for the three months ended June 30, 2023 and 2022 was $10,331 and $10,231, respectively. Total amortization expense for the six months ended June 30, 2023 and 2022 was $20,662 and $20,562, respectively.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
	(unaudited)
Trade payables and accrued liabilities	$5,231,786	$6,599,903
Accrued payroll and commissions	212,853	253,350
Total	$5,444,639	$6,853,253

At June 30, 2023, accounts payable and accrued liabilities includes a liability in the amount of $419 in connection with stock appreciation rights granted to the Company’s COO. See note 14.

10. ACCRUED SEPARATION COSTS – RELATED PARTIES

On February 3, 2023, the Company entered into a Severance Note, an Agreement and General Release, and a Side Letter thereto with Sam Klepfish (the “SK Agreements”), its prior CEO and a current board member. The SK Agreements provide, among other things, for Mr. Kelpfish’s resignation from all positions with the Company and its subsidiaries on February 28, 2023, except that Mr. Klepfish will remain a director and member of the board of the Company, confidentiality and non-disparagement conditions, nomination of Mr. Klepfish for future election to the board of directors at least through the 2024 general meeting of shareholders based on certain minimum stock ownership and Board Observer rights when Mr. Klepfish is no longer a director but maintains certain minimum agreed upon stock ownership. The payment terms are $250,000 upon effectiveness and an additional $1,000,000 payable in weekly payments of $6,410.26 from March 8, 2023 through March 6, 2026. The $250,000 was paid into an escrow account with the requirement that they are released to Mr. Klepfish on his separation date. The $1,000,000 portion is in the form of an unsecured, non-interest bearing note payable to Mr. Klepfish. The SK Agreements also call for the delivery of 400,000 shares of the Company’s common stock valued at $168,000 based upon the closing price of the Company’s common stock on Mr. Klepfish’s separation date of February 28, 2023 (see note 14); in addition, for delivery on June 1, 2027 of additional shares of the Company’s common stock equal to the greater of (i) the number of shares with an aggregate fair market value of $400,000 on such date, or (ii) 266,666 shares. The Company also agreed to pay a total of $1,199 of Cobra insurance costs on behalf of Mr. Klepfish over eighteen months.  The total amount accrued in connection with the SK Agreements was $1,819,199.

On February 28, 2023, the Company entered into a separation agreement (the “Wiernasz Separation Agreement”) with Justin Wiernasz, a director and previous Director of Strategic Acquisitions. Pursuant to the Wiernasz Separation Agreement, the Company agreed to a payment of $100,000 in cash as follows: $33,333 upon execution of the agreement, $33,333 on March 15, 2023, and $33,334 on April 15, 2023. The Company also agreed to make the Cobra insurance payments on behalf of Mr. Wiernasz in the amount of $2,548 per month for twelve months with a maximum of $26,451.  The total amount accrued in connection with the Wiernasz Separation Agreement was $126,451.

During the three months ended June 30, 2023, the Company made the following payments in connection with the SK Agreements: The Company paid cash in the amount of $83,333 to Mr. Klepfish, and made Cobra payments on behalf of Mr. Klepfish in the amount of $200. The Company also issued 400,000 shares of common stock with a fair value of $168,000.

During the three months ended June 30, 2023, the Company made the following payments in connection with separation agreements with Justin Weirnasz, its prior Director of Strategic Acquisitions and board member: The Company paid cash in the amount of $33,334 to Mr. Weirnasz and made Cobra payments on behalf of Mr. Weirnasz in the amount of $7,645.

The following table represents the amounts accrued, paid, and outstanding on these agreements as of June 30, 2023:

	Total	Paid / Issued	Balance	Current	Non-current
Mr. Klepfish:
Cash - through March 6, 2026	$1,000,000	$(108,775)	$891,225	$333,333	$557,892
Cash - upon agreement execution	250,000	(250,000)	-	-	-
Stock - June 1, 2027	400,000	-	400,000	-	400,000
Stock - Issued in April 2023	168,000	(168,000)	-	-	-
Cobra - over eighteen months	1,199	(200)	999	999	-
Total – Mr. Klepfish	$1,819,199	$(526,975)	$1,292,224	$334,332	$957,892

Mr. Wiernasz:
Cash - three equal payments	$100,000	$(100,000)	$-	$-	$-
Cobra - over eighteen months	26,451	(10,193)	16,258	16,258	-
Total - Mr. Wiernasz	$126,451	$(110,193)	$16,258	$16,258	$-

Total Company	$1,945,650	$(637,168)	$1,308,482	$350,590	$957,892

11. ACCRUED INTEREST

At June 30, 2023, accrued interest on notes outstanding was $61,316.

At December 31, 2022, accrued interest on notes outstanding was $18,104.

12. REVOLVING CREDIT FACILITIES

	June 30, 2023	December 31, 2022
	(unaudited)

On June 6, 2022, the Company entered into a revolving credit facility (the “MapleMark Revolver”) with MapleMark Bank ("MapleMark”) in the initial amount of $2,014,333. The borrowing base amount is based upon 80% of eligible accounts receivables and 60% of eligible inventory. This amount was paid by MapleMark directly to Fifth Third Bank in satisfaction of the Fifth Third Bank Line of Credit. Any amounts borrowed under the MapleMark Revolver will bear interest at the greater of (a) the Base Rate (the rate of interest per annum quoted in the “Money Rates” section of The Wall Street Journal from time to time and designated as the “Prime Rate”) plus 0.25% per annum and (b) 3.50% per annum. At June 30, 2023, the interest rate was 8.50%. The MapleMark Revolver originally was due to mature on May 27, 2023. The Company applied for a USDA Guarantee and on June 9, 2023, this guarantee was approved. At this time, the Revolver was expanded to $3,000,000 and its term extended to May 27, 2024. The MapleMark Revolver contains certain negative covenants. During the three months ended June 30, 2023, the Company paid interest in the amount of $45,599 on the MapleMark Revolver. During the six months ended June 30, 2023, the Company paid interest in the amount of $85,438 on the MapleMark Revolver.

	$2,014,333	$2,014,333

Total	$2,014,333	$2,014,333

13. NOTES PAYABLE

June 30, 2023	December 31, 2022
(unaudited)

On June 6, 2022, the Company entered into a term loan agreement with MapleMark (the “MapleMark Term Loan 1”) for the original amount of $5,324,733. This amount was paid by MapleMark directly to Fifth Third Bank in satisfaction of the outstanding principal and interest due under existing loans with Fifth Third Bank.

Amounts outstanding under the Term Loans accrued interest at the rate equal to the lesser of (a) the Maximum Lawful Rate, or (b) the greater of (i) WSJP (the “Prime Rate” as published by The Wall Street Journal) plus 1.25% per annum or (ii) 4.50% per annum.

At December 31, 2022, the interest rate was 8.75%. The MapleMark loan was originally due to mature on May 27, 2023. and in the event United States Department of Agriculture issues a guarantee of repayment of the MapleMark loan in favor of the Company pursuant to its Business and Industry Loan Guarantee Program (the “USDA Guarantee”), at the Company’s option, the amount of the MapleMark loan can be expanded to $7,420,000. Upon approval of the USDA Loan Guarantee on June 9, 2023, the Company refinanced its term loans with MapleMark Bank. On June 14, 2023, the Company paid the principal and interest due on the MapleMark Term Loan 1 in the amount of $5,324,733 and $61,715, respectively, with proceeds of the MapleMark Term Loan 3 (see below).

The Maple Mark Term Loan 1 contains negative covenants that, subject to certain exceptions, limits the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The Term Loan Agreements also provides that the Company and its subsidiaries on a consolidated basis, meet a Fixed Charge Coverage Ratio as described in detail in the Loan Agreements. The Term Loan Agreements contain events of default that are customary for a facility of this nature, including (subject in certain cases to grace periods and thresholds) nonpayment of principal, nonpayment of interest, fees or other amounts, material inaccuracy of representations and warranties, violation of covenants, cross-default to certain other existing indebtedness, bankruptcy or insolvency events, and certain judgment defaults as specified in the Term Loan Agreements. If an event of default occurs, the maturity of the amounts owed under the Term Loan Agreements may be accelerated. The obligations under the Term Loan Agreements are guaranteed by the Company and IFP and are secured by mortgages on their real estate located in Florida, Illinois, and Pennsylvania and substantially all of their assets, in each case, subject to certain exceptions and permitted liens.

The Company recorded a discount to this loan in the amount of $57,106 in connection with financing costs which was amortized to interest expense during the year ended December 31, 2022. During the three months ended June 30, 2023, the Company accrued interest in the amount of $103,093 on the MapleMark Term Loan 1. During the six months ended June 30, 2023, the Company accrued interest in the amount of $221,716 on the MapleMark Term Loan 1. At June 30, 2023, this loan has been fully satisfied.

$-	$5,324,733

June 30, 2023	December 31, 2022
(unaudited)

On June 13, 2023, the Company entered into a term loan with MapleMark Bank (the “MapleMark Term Loan 3”) in the amount of $9,057,840. Principal and interest due on the MapleMark Term Loan 1 in the amounts of $5,324,733 and $61,715, respectively, were paid with proceeds of the MapleMark Term Loan 3. The MapleMark Term Loan 3 is payable in monthly installments of $80,025 commencing July 1, 2023 and continuing through June 13, 2048.

Amounts outstanding under the Maple Mark Term Loan 3 will bear interest at the rate equal to the lesser of (a) the Maximum Lawful Rate, or (b) the greater of (i) WSJP (the “Prime Rate” as published by The Wall Street Journal) plus 1.25% per annum or (ii) 4.50% per annum. At June 30, 2023, the interest rate was 9.50%. The MapleMark Term Loan 3 matures on June 13 2048.

The MapleMark Term Loan 3 contains negative covenants that, subject to certain exceptions, limits the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The Term Loan Agreements also provides that the Company and its subsidiaries on a consolidated basis, meet a Fixed Charge Coverage Ratio as described in detail in the Loan Agreements. The Term Loan Agreements contain events of default that are customary for a facility of this nature, including (subject in certain cases to grace periods and thresholds) nonpayment of principal, nonpayment of interest, fees or other amounts, material inaccuracy of representations and warranties, violation of covenants, cross-default to certain other existing indebtedness, bankruptcy or insolvency events, and certain judgment defaults as specified in the Term Loan Agreements. If an event of default occurs, the maturity of the amounts owed under the Term Loan Agreements may be accelerated. The obligations under the Term Loan Agreements are guaranteed by the Company and IFP and are secured by mortgages on their real estate located in Florida, Illinois, and Pennsylvania and substantially all of their assets, in each case, subject to certain exceptions and permitted liens.

The Company created a discount on the MapleMark Term Loan 3 for costs in the amount of $385,803 which will be amortized over the life of the loan. During the three months and six month ended June 30, 2023, the Company amortized $729 of these costs to interest expense. During the three and six months ended June 30, 2023, the Company accrued interest in the amount of $43,024 on the MapleMark term Loan 3.

$9,057,840	$-

	June 30, 2023	December 31, 2022
	(unaudited)

On June 6, 2022, the Company entered into a term loan agreement with MapleMark (the “MapleMark Term Loan 2”) for the original amount of $356,800. This amount was paid by MapleMark directly to Fifth Third Bank in satisfaction of the outstanding principal and interest due under existing loans with Fifth Third Bank. The MapleMark Term Loan 2 originally matured on May 27, 2023. On June 9, 2023, the USDA approved the Guarantee of MapleMark Term Loan 1 which allowed the Company to extend the term of the MapleMark Term Loan 2 from May 27, 2023 to May 27, 2033 with monthly payments in the amount of approximately $2,311 commencing July 1, 2023 and continuing through June 1, 2033. On July 1, 2033, a final payment in the amount of approximately $303,536 will be due on the MapleMark Term Loan 2.

The MapleMark Term Loan 2 contains negative covenants that, subject to certain exceptions, limits the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The Term Loan Agreements also provides that the Company and its subsidiaries on a consolidated basis, meet a Fixed Charge Coverage Ratio as described in detail in the Loan Agreements. The Term Loan Agreements contain events of default that are customary for a facility of this nature, including (subject in certain cases to grace periods and thresholds) nonpayment of principal, nonpayment of interest, fees or other amounts, material inaccuracy of representations and warranties, violation of covenants, cross-default to certain other existing indebtedness, bankruptcy or insolvency events, and certain judgment defaults as specified in the Term Loan Agreements. If an event of default occurs, the maturity of the amounts owed under the Term Loan Agreements may be accelerated. The obligations under the Term Loan Agreements are guaranteed by the Company and IFP and are secured by mortgages on their real estate located in Florida, Illinois, and Pennsylvania and substantially all of their assets, in each case, subject to certain exceptions and permitted liens.

The Company recorded a discount to this loan in the amount of $23,367 in connection with financing costs which was amortized to interest expense during the year ended December 31, 2022. During the three and six months ended June 30, 2023, the Company accrued interest in the amount of $7,182 and $15,130, respectively, on this loan.

	$356,800	$356,800

A note payable in the amount of $20,000. The Note was due in January 2006 and the Company is currently accruing interest on this note at 1.9%. During the three and six months ended June 30, 2023, the Company accrued interest in the amount of $94 and $188, respectively, on this note. At June 30, 2023, accrued interest on this note was $18,292.	$20,000	$20,000

Vehicle acquisition loan dated December 6, 2018 in the original amount of $51,088, payable in sixty monthly installments of $955 including interest at the rate of 4.61% maturing November 5, 2023. During the three months ended June 30, 2023, the Company made principal and interest payments in the amount of $2,789 and $76, respectively, on this loan. During the six months ended June 30, 2023, the Company made principal and interest payments in the amount of $5,547 and $184, respectively, on this loan.	$4,720	$10,267

Total	$9,439,360	$5,711,800
Discount	(385,074)	-
Net of discount	$9,054,286	$5,711,800

Current portion	$119,627	$5,711,800
Long-term maturities	8,934,659	-
Total	$9,054,286	$5,711,800

Aggregate maturities of notes payable as of June 30, 2023 are as follows:

For the period ended June 30,

2024	$119,627
2025	104,346
2026	114,728
2027	126,148
2028	138,708
Thereafter	8,835,803
Total	$9,439,360

14. EQUITY

Common Stock

At June 30, 2023 and December 31, 2022, a total of 2,837,580 shares are deemed issued but not outstanding by the Company.

For the six months ended June 30, 2023:

Shares issued to employees

On February 28, 2023, the Company issued 267,030 shares with a value of $112,153 to three employees as compensation.

Shares issued to previous Chief Executive officer

The Company incurred obligations to issue the following shares of common stock pursuant to employment agreements: an aggregate total of 400,007 shares of common stock with a market value of $93,600 were accrued for issuance to its previous Chief Executive Officer; of this amount, 207,839 with a market value of $52,919 were withheld for the payment of income taxes, and the net number of shares issuable to the previous Chief Executive Officer was 192,168 with a market value of $45,680. The Company also issued 400,000 shares of common stock to the previous Chief Executive Officer pursuant to the SK Agreements. See note 10.

Shares accrued to be issued to board members

During the three and six months ended June 30, 2023, a total of 15,106 and 30,212 shares of common stock, respectively, with a market value of $5,000 and $10,000, respectively, were accrued for issuance to two board members.

Share based executive compensation plans

During the three and six months ended June 30, 2023, the amounts of $58,283 and $78,482 respectively were expensed for the share- based plan for the Chief Executive Officer, and the $9,521 was expensed for the share based plan for the Chief Operating Officer (see below). These restricted stock grants are being amortized over their vesting periods of one to three years.

Stock Appreciation Rights

Effective May 15, 2023, the Company issued 1,500,000 stock appreciation rights (the “Smallwood SARs”) to Brady Smallwood, it’s Chief Operating Officer. The Smallwood SARs vest upon issuance, and expire on December 31, 2026; 750,000 of the Smallwood SARs are priced at $1.50 per share, and 750,000 are priced at $2.00 per share. It is the Company’s intention to settle the Smallwood SARs in cash. The Smallwood SARs were valued utilizing the Black-Scholes valuation model, and had an aggregate fair value of $3,355 upon issuance. This amount was charged to non-cash compensation during the three months ended June 30, 2023, and credited to a current liability on the Company’s balance sheet. The Smallwood SARs will be revalued each reporting period and any change in value will be charged to compensation expense. At June 30, 2023, the Smallwood SARs had a fair value of $419; the decrease in value in the amount of $2,936 was credited to compensation expense. See note 9.

The following variables were utilized in valuing the Smallwood SARs:

Volatility	45.0-53.3%
Dividends	$0
Risk-free interest rates	3.67-4.87%
Expected term (years)	2.63-2.51

As of June 30, 2023, total common stock outstanding was 50,969,327 shares issued and 847,320 shares vested by management, directors, and consultants but not yet issued.

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

The value of the plan was determined to be $660,541. This amount will be recorded as a charge to additional paid-in capital on a straight-line basis over 34 months. During the three months and six ended June 30, 2023, the amounts of $20,199 and $58,283, respectively, were charged to operations pursuant to the CEO Stock Plan.

Chief Operating Officer share-based incentive plan

On April 14, 2023, the Company entered into an employment agreement with Brady Smallwood to become the Company’s COO effective May 15, 2023. See note 15. Pursuant to this agreement, Mr. Smallwood was provided with an incentive compensation plan (the “COO Stock Plan”) whereby Mr. Smallwood would be granted shares of the Company’s common stock upon the common stock meeting certain price points at various 60-day volume weighted prices, as described below:

	Number of Shares Granted - Lower of:
Stock	Number of Shares Issued	Maximum
Price	and Outstanding on	Number of
Target	Grant Date Multiplied by:	Shares
$0.87	0.40%	196,627
$1.16	0.30%	147,470
$1.45	0.20%	98,313
$1.74	0.15%	73,735
$2.03	0.15%	73,735
$2.32	0.10%	49,157
$2.61	0.10%	49,157
$2.90	0.10%	49,157

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

●	The Company would award the stock upon triggering the thresholds.

●	Annual attrition or forfeiture rates (i.e., pre–vesting forfeiture assumption) are assumed to be zero given the Holder’s position with the Company.

●	No Projected capital events were included in the adjustments to the shares issued and outstanding in the projected simulations.

●	Awards/Payouts were discounted at the risk–free rate.

The plan was valued as of May 15, 2023. The following variables were utilized:

Volatility	103.9%
Dividends	$0
Risk-free interest rates	4.45%
Expected term (years)	2.63

The value of the plan was determined to be $199,951. This amount will be recorded as a charge to additional paid-in capital on a straight-line basis over 31.5 months. During the three and six months ended June 30, 2023, the amount of $9,521 was charged to operations pursuant to the COO Stock Plan.

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

As of June 30, 2022, total common stock outstanding was 48,290,859 shares issued and 1,723,288 shares vested by management and directors pursuant to their compensation plans but not yet issued.

Options

The following table summarizes the options outstanding at June 30, 2023 and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.41	125,000	0.82	$0.41	125,000	$0.41
$0.50	125,000	0.82	$0.50	125,000	$0.50
$0.60	50,000	2.50	$0.60	43,750	$0.60
$0.62	360,000	0.50	$0.62	360,000	$0.62
$0.85	540,000	0.50	$0.85	540,000	$0.85
$1.00	50,000	2.50	$1.00	43,750	$1.00
$1.20	950,000	0.49	$1.20	950,000	$1.20
	2,200,000	0.62	$0.92	2,200,000	$0.92

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2022	2,300,000	$0.93

Granted	-	$-
Exercised	-	$-
Cancelled / Expired	(100,000)	$1.20

Options outstanding at June 30, 2023 (unaudited)	2,200,000	$0.92
Options exercisable at June 30, 2023 (unaudited)	2,200,000	$0.92

Aggregate intrinsic value of options outstanding and exercisable at June 30, 2023 and 2022 was $0. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.37 and $0.24 as of June 30, 2023 and 2022, respectively, and the exercise price multiplied by the number of options outstanding.

During the three months ended June 30, 2023 and 2022, the Company charged $0 and $2,326, respectively, to operations to recognized stock-based compensation expense for employee and board member stock options. During the six months ended June 30, 2023 and 2022, the Company charged $0 and $4,652, respectively, to operations to recognized stock-based compensation expense for employee and board member stock options.

15. RELATED PARTY TRANSACTIONS

Hiring of COO

On April 14, 2023, the Company entered into an Executive Employment Agreement with Brady Smallwood (the “Smallwood Agreement”). The Smallwood Agreement provides, among other things, for Mr. Smallwood to become the Company’s Chief Operating Officer; employment at-will with an initial term of employment from May 15, 2023 through December 31, 2025 with 9 months of Base Salary as severance payments if terminated without cause or resignation with Good Reason; an annual Base Salary of $300,000 with at least 3% annual increases with additional annual increases; a $29,370 signing bonus; an annual incentive bonus equal to at least $80,000 prorated for partial years; and reimbursement of legal fees up to $5,000. In addition, Mr. Smallwood was initially granted 1,500,000 stock options; on June 8, 2023, this stock option grant was changed to a one-time grant of 1.5 million stock appreciation rights, with 750,000 SARs priced at $1.50 and 750,000 SARs priced at $2.00; and participation in the Company’s benefit plans. Mr. Smallwood is also subject to the Company’s clawback policies and certain restrictive covenants including confidentiality, non-compete and non-solicitation. Mr. Bennett is also eligible for stock grants based upon the market price of the Company’s common stock; see note 14.

Separation of prior CEO and of a board member

During the three months ended June 30, 2023, the Company made the following payments in connection with separation agreements with Sam Klepfish, its prior CEO and current board member, and Justin Weirnasz, its prior Director of Strategic Acquisitions and board member. See note 10.

The Company paid cash in the amount of $83,333 to Mr. Klepfish, and made Cobra payments on behalf of Mr. Klepfish in the amount of $200. The Company also issued 400,000 shares of common stock with a fair value of $168,000.

The Company paid cash in the amount of $33,334 to Mr. Weirnasz and made Cobra payments on behalf of Mr. Weirnasz in the amount of $7,645.

16. COMMITMENTS AND CONTINGENCIES

Contingent Liability

Pursuant to the acquisition of the assets of Innovative Gourmet, LLC (“igourmet”), the Company recorded contingent liabilities in the original amount of $787,800. This amount relates to certain performance-based payments over the twenty-four months following the acquisition date as well as to certain additional liabilities that the Company has evaluated and has recorded on a contingent basis. During the year ended December 31, 2018, the Company reduced this amount by $392,900 as the performance goals for the first year were not met. During the year ended December 31, 2019, the Company reduced this amount by $132,300 as the performance goals for the second year were not met. During the year ended December 31, 2019, the Company paid the amount of $39,000 in connection with the additional liabilities. During the years ended December 31, 2022 and 2021, the Company paid the amount of $8,000 and 80,000, respectively, in connection with the additional liabilities. During the year ended December 31, 2022, the Company determined that these contingent liabilities were no longer needed as the time period for attainment of the contingencies had lapsed; accordingly, the balances of the contingent liabilities in the amounts of $67,000 and $108,000 were de-recognized and credited to gain on contingent liabilities. At December 31, 2022, the amount of contingent liabilities on the Company’s balance sheet in connection with the igourmet acquisition was $0.

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

License Agreements

In May 2019, the Company entered into a royalty-based license agreement, through December 31, 2022 with a lifestyle brand, which provides the exclusive right, with certain carve-outs and limitations, to sell and promote branded gift baskets for certain channels including: retail, warehouse club stores, certain of the Company’s current e-commerce channels, and other e-commerce channels such as amazon.com (the “May 2019 License Agreement”). Pursuant to the May 2019 License Agreement, the Company paid an initial royalty deposit in the amount of $50,000 towards the minimum royalty, which is classified as other current assets on the Company’s balance sheet at December 31, 2019. Future royalty amounts owed for minimum payments in connection with the May 2019 License Agreement will be deducted from this deposit. The royalty rate is 5% of net sales, and the Company is required, with certain exceptions and exclusions, to make minimum royalty payments of $100,000 through the end of 2020, $110,000 in 2021, and $125,000 in 2022. During the three months ended June 30, 2023, the Company paid the amount of $55,000 pursuant to the May 2019 License agreement; at June 30, 2023 this agreement has expired and there are no further amounts due.

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

17. SUBSEQUENT EVENTS

On July 7, 2023, the Company issued 178,626 shares of common stock to a designee of its prior CEO and a board member pursuant to a compensation agreement.  These shares were previously accrued at an average price of $0.23 per share.

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

Provision for Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $50,905 for doubtful accounts receivable at June 30, 2023, and $340,225 at December 31, 2022. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

We have historically sold the majority of our products through a distributor relationship between FII, one of our wholly-owned subsidiaries, and subsidiaries of U.S. Foods, a leading broadline distributor. These sales amounted to $8,882,382 and $10,197,930, respectively, representing 47% and 50% of total sales, respectively, in each of the three months ended June 30, 2023 and 2022, and $16,768,107 and $17,857,839, respectively, representing 47% and 51% of total sales, respectively, in each of the six months ended June 30, 2023 and 2022. On January 26, 2015 we executed a contract directly between FII and U.S. Foods (the “U.S. Foods Agreement”). The term of the U.S. Foods Agreement was from January 1, 2015 through December 31, 2016 and provided for a limited number of automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew. Based on the terms, the U.S. Foods Agreement was extended through December 31, 2018. Effective January 1, 2018 the U.S. Foods Agreement was further amended to remove the cap on renewals, and provide for an unlimited number of additional 12-month terms unless either party notifies the other in writing, 30 days prior to the end date, of its intent not to renew. In addition, Gate Gourmet, the leading global provider of airline catering solutions and provisioning services for airlines, in partnership with igourmet, represented $3,032,579 and $2,285,098, or 16% and 11%, of total sales for the three months ended June 30, 2023 and 2022, respectively, and $5,783,935 and $3,266,857, or 16% and 9%, of total sales for the six months ended June 30, 2023 and 2022, respectively.

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

We leverage this unique, premium assortment to serve the needs of two key customer groups within the Specialty Foods category: Professional Chefs and Home Gourmets.

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

Second, we serve Home Gourmets ranging from the casual host looking for a spread of freshly cut gourmet cheese and charcuterie, to the aspiring home menu planner looking to expand their palate, to the passionate foodie who can’t find their favorite ingredients at their local grocery store. Much of this business is based on the category trends we are seeing on the Professional side of the business, and in partnership with the same suppliers. We have used our understanding of the customer to build meaningful loyal segments of the business around gift baskets and subscriptions, as well as a la carte purchases. We sell this gourmet assortment through our iGourmet.com and Mouth.com websites as well as on third party marketplaces like Amazon.com, Walmart.com, and Kroger.com. Our Home Gourmet customers rave about their experience, with Net Promoter Scores (NPS) on par with some of the leading consumer brands in the world.

We service these two customer bases from a unified network of three warehouses: a 200K square foot facility in Mountain Top, Pennsylvania (an important industry distribution hub for the Northeast), a 30K square foot facility in the greater Chicago area, and a 5K square foot facility in Bonita Springs, FL. We have capabilities to pack and ship frozen, refrigerated, and ambient products, enabling us to sell a broad range of specialty foods. We also have GFSI/SQF certifications, allowing compatibility with the highest standards of food handling supply chains in the world, and the quality and food safety that our premium customers expect from us. All three sites have the ability to ship packages and pallets of all sizes through overnight shipping. We also leverage our own fleet of trucks to deliver directly to our Professional Chef customers within our reach.

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

Lastly, we also have small but profitable third-party logistics, partnerships, and brand services teams that package all of our activities into services that we can sell back to the small, nascent, or international brands we do business with.

RESULTS OF OPERATIONS

This discussion may contain forward looking statements that involve risks and uncertainties. Our future results could differ materially from the forward looking statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Revenue

Revenue decreased by $1,689,835 or approximately 8% to $18,833,321 for the three months ended June 30, 2023 from $20,523,156 in the prior year. Both our eCommerce and Specialty Foodservice businesses contributed to the declines, though both declined less than our expectations. On the eCommerce business, we continued to restrict marketing spend relative to historical levels as we improve the business model, leading to declines of 30.7%, in line with trends in the prior three quarters. Now that we’ve run four quarters of marketing cuts and revenue declines, we expect these revenue headwinds to subside in future quarters.  On the Specialty Foodservice business, revenue declined 5.1% as post-COVID reopening trends normalized. This normalization, combined with our recent price increases and a change in the technology platform used by a key partner, have led to a smaller, though significantly more profitable business for us.  We expect this Specialty Foodservice revenue softness to continue at a similar magnitude for the remainder of the year while our new growth plans begin to take shape.

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

We are also seeing increases in our logistics business (from $185,104 in the three months ended June 30, 2022 to $270,443 in the three months ended June 30, 2023) and brand marketing business (from $251,819 in the three months ended June 30, 2022 to $309,395 in the three months ended June 30, 2023), as we add new customers and expand relationships with existing customers.  Though small, we will continue to grow these businesses in order to better leverage existing assets.

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

Cost of goods sold

Our cost of goods sold for the three months ended June 30, 2023 was $14,040,410, a decrease of $2,033,849 or approximately 13% compared to cost of goods sold of $16,074,259 for the three months ended June 30, 2022. Cost of goods sold was made up of the following expenses for the three months ended June 30, 2023: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $10,356,406; shipping, delivery, handling, and purchase allowance expenses in the amount of $3,527,100; and cost of goods associated with logistics of $156,904. Gross margins as a percentage of sales increased during the current period to 25.4% compared to 21.7% during the comparable period, as we began implementing our strategy to improve cost controls, better manage pricing, and focus more on product mix.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased by $965,900 or approximately 17% to $4,556,149 during the three months ended June 30, 2023 compared to $5,522,049 for the three months ended June 30, 2022. The decrease in selling, general, and administrative expenses was primarily due to a decrease in advertising and digital marketing costs in the amount of $686,463, a decrease in share based compensation in the amount of $141,543, a decrease in office & facilities costs in the amount of $110,460, a decrease in legal and professional fees in the amount of $108,349, a decrease in computer and IT expense in the amount of $17,978, and a decrease in amortization and depreciation in the amount of $8,211. These decreases were partially offset by an increase in bad debt expense in the amount of $37,068, an increase in payroll and related costs in the amount of $33,783, an increase in insurance costs in the amount of $23,134, an increase in taxes in the amount of $7,395, an increase in travel and entertainment in the amount of $4,484, and an increase in banking fees in the amount of $1,240. Selling, general, and administrative expenses as a percentage of sales decreased from 27% of sales during the three months ended June 30, 2022 to 24% of sales during the current quarter as we continued to thoughtfully reduce our expense structure.

Loss on extinguishment of debt

During the three months ended June 30, 2022, we entered into a revolving line of credit agreement and two term loan agreements with MapleMark Bank, replacing our revolving line of credit and term loans with Fifth Third Bank. We wrote off the existing discounts to the Fifth Third Bank loans in the amount of $40,556 resulting in a loss on extinguishment of debt. There was no comparable transaction during the three months ended June 30, 2023.

Other leasing income

During the three months ended June 30, 2023, the Company recognized income in the amount of $1,900 in connection with the lease of space in our Mountaintop warehouse facility, a decrease of $394 or approximately 17% compared to $2,294 during the three months ended June 30, 2022.

Interest expense, net

Interest expense, net of interest income, increased by $96,985 or approximately 86% to $209,357 during the three months ended June 30, 2023, compared to $112,372 during the three months ended June 30, 2022. The increase was due primarily to an increase in interest accrued or paid on the Company’s commercial loans and notes payable in the amount of $113,749 due to higher interest rates and higher balances under the MapleMark term loans. Interest income was $1,996 for the three months ended June 30, 2023 and 2022. These increases were partially offset by a decrease in the amortization of discount on notes payable in the amount of $16,765 during the period, to $729 compared to $17,494 during the three months ended June 30, 2022. Interest income was $1,995 during the three months ended June 30, 2023 compared to $1,996 during the prior period.

Income tax expense

During the three months ended June 30, 2023, the Company paid federal income taxes in the amount of $15,834 in connection with an audit of the year ended December 31, 2017. There was no such charge during the prior period.

Net income (loss)

For the reasons above, the Company had net income for the three months ended June 30, 2023 of $13,471 compared to a net loss of $1,223,786 during the three months ended June 30, 2022. The net income for the three months ended June 30, 2023 includes a net total of $261,257 in non-cash charges: non-cash compensation in the amount of $72,804, depreciation and amortization expense of $141,485, provision for doubtful accounts of $46,239, and amortization of the discount on notes payable term loans of $729. The net loss for the three months ended June 30, 2022 includes a total of $423,359 in non-cash charges, including non-cash compensation in the amount of $214,766, depreciation and amortization expense of $141,374, loss on extinguishment of debt of $40,556, amortization of prepaid loan fees in the amount of $17,494, and provision for doubtful accounts of $9,171.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Revenue

Revenue decreased by $337,746 or approximately 1% to $35,828,521 for the six months ended June 30, 2023 from $36,166,267 in the prior year. eCommerce was the primary driver of the decline. On the eCommerce business, we continued to restrict marketing spend relative to historical levels as we improve the business model, leading to declines of 28.9%, in line with trends in the prior six months. Now that we’ve run four quarters of marketing cuts and revenue declines, we expect these revenue headwinds to subside in future quarters.  On the Specialty Foodservice business, revenue grew 5.0%, a slowdown versus prior quarters.  This slowdown was driven by the normalization of post-COVID reopening trends, the implementation of price increases to right size our margins, and the implementation of a new technology platform by a key customer.

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

We are also seeing increases in our logistics business (from $390,889 for the six months ended June 30, 2022 to $519,012 for the six months ended June 30, 2023) and brand marketing business (from $535,966 for the six months ended June 30, 2022 to $625,083 for the six months ended June 30, 2023)), as we add new customers and expand relationships with existing customers.  Though small, we will continue to grow these businesses in order to better leverage existing assets.

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

Cost of goods sold

Our cost of goods sold for the six months ended June 30, 2023 was $26,949,099, a decrease of $1,042,339 or approximately 4% compared to cost of goods sold of $27,991,438 for the six months ended June 30, 2022. Cost of goods sold was made up of the following expenses for the six months ended June 30, 2023: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $19,656,837; shipping, delivery, handling, and purchase allowance expenses in the amount of $6,992,514; and cost of goods associated with logistics of $299,748. Gross margins as a percentage of sales increased during the current period to 24.8% compared to 22.6% during the comparable period, as we began implementing our strategy to improve cost controls, better manage pricing, and focus more on product mix.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased by $1,339,240 or approximately 13% to $9,355,235 during the six months ended June 30, 2023 compared to $10,694,475 for the six months ended June 30, 2022. The decrease in selling, general, and administrative expenses was primarily due a decrease in advertising and digital marketing costs in the amount of $1,178,087, a decrease in office and facilities costs in the amount of $225,416, a decrease in share based compensation in the amount of $116,236, a decrease in computer and IT costs of $63,703, and a decrease in banking and credit card costs of $41,859. These decreases were partially offset by an increase in payroll and related costs of $112,886, an increase in legal and professional fees in the amount of $49,217, an increase in reserve for doubtful accounts in the amount of $42,849, an increase in insurance costs in the amount of $37,828, an increase in taxes in the amount of $29,240, and an increase in travel and entertainment in the amount of $15,729. Selling, general, and administrative expenses as a percentage of sales decreased from 30% of sales during the three months ended June 30, 2022 to 26% of sales during the current quarter as we continued to thoughtfully reduce our expense structure.

Separation costs – executive officers

During the six months ended June 30, 2023, the Company entered into a separation agreement with its Prior CEO and current board member with a total cost of $1,819,199 consisting of $1,251,199 in cash payments, $1,199 of Cobra health insurance payments, and stock grants with a value of $568,000. Also during the six months ended June 30, 2023, the Company entered into a separation agreement with its prior Director of Strategic Acquisitions and board member consisting of cash payments of $100,000 and $26,451 of Cobra health insurance payments. The aggregate separation costs for the six months ended June 30, 2023 was $1,945,650; there were no such costs during the prior period.

Gain on Interest Rate Swap

During the six months ended June 30, 2022, the Company recognized a gain on the interest rate swap in the amount of $294,000 in connection with the termination of the interest rate swap. There is no comparable transaction during the current period.

Loss on extinguishment of debt

During the six months ended June 30, 2022, we entered into a revolving line of credit agreement and two term loan agreements with MapleMark Bank, replacing our revolving line of credit and term loans with Fifth Third Bank. We wrote off the existing discounts to the Fifth Third Bank loans in the amount of $40,556 resulting in a loss on extinguishment of debt. There was no comparable transaction during the six months ended June 30, 2023.

Other leasing income

During the six months ended June 30, 2023, the Company recognized income in the amount of $2,294 in connection with the lease of space in our Mountaintop warehouse facility, a decrease of $3,584 or approximately 48% compared to $7,384 during the six months ended June 30, 2022.

Interest expense, net

Interest expense, net of interest income, increased by $186,453 or approximately 95% to $381,798 during the six months ended June 30, 2023, compared to $195,345 during the six months ended June 30, 2022. The increase was due primarily to an increase in interest accrued or paid on the Company’s commercial loans and notes payable in the amount of $212,016 due to higher interest rates and higher balances under the MapleMark term loans. The increase was partially offset by a decrease in the amortization of discount on notes payable in the amount of $19,853 during the period, to $729 compared to $20,582 during the six months ended June 30, 2022. Interest income was $4,063 for the six months ended June 30, 2023, an increase of $78 compared to interest income of $3,985 during the six months ended June 30, 2022.

Income tax expense

During the six months ended June 30, 2023, the Company paid federal income taxes in the amount of $15,834 in connection with an audit of the year ended December 31, 2017. There was no such charge during the prior period.

Net loss

For the reasons above, the Company had a net loss for the six months ended June 30, 2023 of $2,815,295 compared to a net loss of $2,454,163 during the six ended June 30, 2022. The net loss for the six months ended June 30, 2023 includes a net total of $589,355 in non-cash charges: non-cash compensation in the amount of $250,852, depreciation and amortization expense of $286,869, provision for doubtful accounts of $50,905, and amortization of the discount on notes payable term loans of $729. The net loss for the three months ended June 30, 2022 includes a total of $423,359 in non-cash charges, including non-cash compensation in the amount of $214,766, depreciation and amortization expense of $141,374, loss on extinguishment of debt of $40,556, amortization of prepaid loan fees in the amount of $17,494, and provision for doubtful accounts of $9,171.

Liquidity and Capital Resources at June 30, 2023

As of June 30, 2023, the Company had current assets of $13,787,166, consisting of cash and cash equivalents of $6,172,432; trade accounts receivable, net of $4,604,872; inventory of $2,619,771; and other current assets of $390,091. Also at June 30, 2023, the Company had current liabilities of $9,330,490, consisting of trade payables and accrued liabilities of $5,444,639, current portion of accrued separation costs – related parties of $350,590, accrued interest of $61,316, deferred revenue of $1,084,122, line of credit of $2,014,333, current portion of notes payable of $119,627, current portion of operating lease liability of $65,356, and current portion of financing lease liability of $190,507.

During the six months ended June 30, 2023, the Company had cash used in operating activities of $1,880,139. Cash flow used in operations consisted of the Company’s consolidated net loss of $2,815,295 less depreciation and amortization of $286,869, stock-based compensation in the amount of $250,851, bad debt expense of $50,905, and amortization of right-of-use assets of $31,850, partially offset by a gain on valuation of stock appreciation rights of $419. The Company’s cash position also increased by $314,371 as a result of changes in the components of current assets and current liabilities. Excluding expenses associated with the separation and hiring of key officers referenced earlier, the Company would have recorded cash used in operating activities of $1,410,971 for the six months ended June 30, 2023, an improvement of $1,846,112 compared to the six months ended June 30, 2022. The Company had positive cash flow from operating activities in the amount of $1,311,573 during the three months ended June 30, 2023, compared to cash used in operating activities of $383,793 for the three months  ended June 30, 2022, an improvement of $1,695,793.

The Company had cash used in investing activities of $32,473 for the six months ended March, 2023, which consisted of cash paid for the acquisition of property and equipment. In the near term, we don’t expect to make significant investments in our business, but instead expect to manage the business within existing investments.

The Company had cash provided by financing activities of $3,185,646 for the six months ended June 30, 2023, which consisted of primarily of net amount of cash received from the MapleMark Term Loan 3. The Company also made principal payments on financing leases in the amount of $99,942 during the current period.

On June 9, 2023, the Company received the USDA Loan Guarantee which allowed us to refinance certain of the Company’s loans with MapleMark Bank. The MapleMark Refinancing includes the following changes to the MapleMark loans: The MapleMark Term Loan 1 was replaced with a new term loan in the amount of $9,057,840 (the “MapleMark Term Loan 3”). The MapleMark Term Loan 3 is payable in monthly installments of approximately $80,025 commencing July 1, 2023 and continuing through June 13, 2048. The MapleMark Term Loan 2 was extended from May 27, 2023 to May 27, 2033 with monthly payments in the amount of approximately $2,311 commencing July 1, 2023 and continuing through June 1, 2033. In addition, the due date of the MapleMark Revolver was extended from May 27, 2023 to May 27, 2024 and the principal amount available under this facility was increased from $2,014,333 to $3,000,000. The net effect of the Refinancing was to (a) provide the Company with additional cash on hand in the amount of $3,460,892 and (b) decrease current liabilities by $5,586,627.

At June 30, 2023 we have positive net working capital in the amount of $4,456,676 compared to a net working capital deficit of $4,719,379 at the end of Q1. The Company reported a profit in the amount of $13,471 for the three months ended June 30, 2023 compared to a loss in the amount of $1,223,786 during the comparable period of the prior year. Due to the Company’s improved operations performance along with its restructured balance sheet, we believe that any issues regarding our near-term liquidity have been resolved.

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

During 2023, as Mr. Bennett has now recently taken the role of CEO, we will be doing a holistic review of the Company’s portfolio of businesses and go to market strategies. In the meantime, we plan to focus on the fundamentals of running a cash flow positive business, serving both Professional Chefs and Home Gourmets, including a focus on improving margins. On the Professional Chefs business, we expect to continue to expand by entering additional specialty foods markets, serving new customers, and launching new products, offset by the headwinds of our price increases, and a key customer’s transition in technology platforms. On the Home Gourmet business, we plan to continue to be cautious with our marketing spend, while we focus on improving the customer journey and the operating model. Additional focus includes improving the customer experience on our existing food subscription offerings, expanding our assortment, and launching a loyalty rewards program. These efforts are expected to increase our customer retention and frequency, enabling this business to self-fund future growth and achieve higher returns on our advertising spend when we’re ready to accelerate again. We are currently targeting 2024 for this re-acceleration of marketing spending, pending the achievement of the frequency and retention thresholds required to enable a sustainably profitable business. In the meantime, we will begin lapping last year’s cuts in marketing spend in Q3, eliminating the Home Gourmet revenue headwind we’ve faced for the last year.

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

(a) Evaluation of disclosure controls and procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act.) as of the end of the period covered by this Quarterly Report, have determined that our controls and procedures are effective at June 30, 2023 at the reasonable assurance level. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2023, the Company issued 875,000 shares of common stock to its prior CEO and a board member in connection with his compensation agreement. These shares were previously accrued at an average price of $0.22 per share.

On February 28, 2023, the Company issued a total of 267,030 shares of common stock at a price of $0.42 per share to three employees as compensation.

On April 27, 2023, the Company issued 400,000 shares of common stock to its prior CEO and a board member pursuant to a separation agreement.  These shares were previously accrued at a price of $0.42 per share.

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

10.1

Executive Employment Agreement dated February 3, 2023 between the Registrant and Robert William Bennett (incorporated by reference to exhibit 10.1 of the Company’s current report Form 8-K filed with the Securities and Exchange Commission on February 7, 2023)

10.2

Agreement and General Release dated February 3, 2023 between the Registrant and Samuel Klepfish (incorporated by reference to exhibit 10.2 of the Company’s current report Form 8-K filed with the Securities and Exchange Commission on February 7, 2023)

10.3

Side Letter dated February dated February 3, 2023 between the Registrant and Samuel Klepfish (incorporated by reference to exhibit 10.3 of the Company’s current report Form 8-K filed with the Securities and Exchange Commission on February 7, 2023)

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

SIGNATURE	TITLE	DATE

/s/ Robert William Bennett	Chief Executive Officer and Director	August 10, 2023
Robert William Bennett	(Principal Executive Officer)

/s/ Richard Tang	Chief Financial Officer	August 10, 2023
Richard Tang