Form 10-Q
period 2023-09-30
INNOVATIVE FOOD HOLDINGS INC
filed 2023-11-09
CIK 312257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 48,979,067 shares of common stock outstanding as of November 6, 2023.

INNOVATIVE FOOD HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,711,887	$4,899,398
Accounts receivable, net	4,969,374	4,969,395
Inventory	2,986,258	3,053,852
Other current assets	339,410	289,432
Total current assets	12,006,929	13,212,077

Property and equipment, net	7,682,896	7,921,561
Right of use assets, operating leases, net	104,775	152,425
Right of use assets, finance leases, net	469,883	570,323
Other amortizable intangible assets, net	-	30,994
Tradenames and other unamortizable intangible assets	1,532,822	1,532,822
Total assets	$21,797,305	$23,420,202

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$5,228,965	$6,853,253
Accrued separation costs, related parties, current portion	343,144	-
Accrued interest	91,660	18,104
Deferred revenue	1,094,322	1,558,155
Line of Credit	-	2,014,333
Stock appreciation rights liability	274,755	-
Notes payable - current portion	120,330	5,711,800
Lease liability - operating leases, current	66,860	64,987
Lease liability - finance leases, current	185,226	191,977
Total current liabilities	7,405,262	16,412,609

Note payable, net of discount	8,880,014	-
Accrued separation costs, related parties, non-current	874,359	-
Lease liability - operating leases, non-current	37,915	87,438
Lease liability - finance leases, non-current	197,077	333,092
Total liabilities	17,394,627	16,833,139

Commitments & Contingencies (see note 16)
Stockholders' equity
Common stock: $0.0001 par value; 500,000,000 shares authorized; 51,622,238 and 49,427,297 shares issued, and 48,799,067 and 46,589,717 shares outstanding at September 30, 2023 and December 31, 2022, respectively	5,159	4,938
Additional paid-in capital	42,685,559	42,189,471
Common stock to be issued, 180,000 and 1,499,940 shares at September 30, 2023 and December 31, 2022, respectively	18	150
Treasury stock: 2,623,171 and 2,623,171 shares outstanding at September 30, 2023 and December 31, 2022 , respectively.	(1,141,370)	(1,141,370)
Accumulated deficit	(37,146,688)	(34,466,126)
Total stockholders' equity	4,402,678	6,587,063

Total liabilities and stockholders' equity	$21,797,305	$23,420,202

See condensed notes to these unaudited consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022

Revenue	$17,300,291	$20,059,982	$53,128,812	$56,226,249
Cost of goods sold	12,424,105	$15,546,132	39,373,204	43,537,570
Gross margin	4,876,186	4,513,850	13,755,608	12,688,679

Selling, general and administrative expenses	4,483,134	4,320,981	13,838,369	15,015,456
Separation costs - executive officers	-	-	1,945,650	-
Total operating expenses	4,483,134	4,320,981	15,784,019	15,015,456

Operating income (loss)	393,052	192,869	(2,028,411)	(2,326,777)

Other income (expense:)
Other income - interest rate swap	-	-	-	294,000
Loss on extinguishment of debt	-	-	-	(40,556)
Other leasing income	2,389	785	6,189	8,169
Interest expense, net	(260,708)	(183,908)	(642,506)	(379,253)
Total other income (expense)	(258,319)	(183,123)	(636,317)	(117,640)

Net income (loss) before taxes	134,733	9,746	(2,664,728)	(2,444,417)

Income tax expense	-	-	15,834	-

Net income (loss)	$134,733	$9,746	$(2,680,562)	$(2,444,417)

Net income (loss) per share - basic	$0.00	$0.00	$(0.05)	$(0.05)

Net income (loss) per share - diluted	$0.00	$0.00	$(0.05)	$(0.05)

Weighted average shares outstanding - basic	49,193,476	47,390,976	48,909,277	46,838,377

Weighted average shares outstanding - diluted	49,235,998	47,390,976	48,909,277	46,838,377

See condensed notes to these unaudited consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Stockholders' Equity

Three and Nine Months Ended September 30, 2023 and 2022

(unaudited)

			Common Stock		Additional
	Common Stock		to be issued		Paid-in	Treasury Stock		Accumulated
	Amount	Value	Amount	Value	Capital	Amount	Value	Deficit	Total

Balance -June 30, 2022	48,290,859	$4,827	1,723,288	170	$41,980,090	2,623,171	$(1,141,370)	$(35,570,287)	$5,273,430
Fair value of vested stock and options	-	-	602,443	60	152,666	-	-	-	152,726
Shares issued to management and employees, previously accrued	1,136,438	114	(1,136,438)	(114)	-	-	-	-	-
Net income for the three months ended September 30, 2022	-	-	-	-	-	-	-	9,746	9,746
Balance -September 30, 2022	49,427,297	$4,941	1,189,293	116	$42,132,756	2,623,171	$(1,141,370)	$(35,560,541)	$5,435,902

Balance -June 30, 2023	50,969,327	$5,092	847,320	85	$42,608,233	2,623,171	$(1,141,370)	$(37,281,421)	$4,190,619
Fair value of shares issuable under equity incentive plan	-	-	-	-	77,326	-	-	-	77,326
Common stock issued from common stock subscribed	652,911	67	(667,320)	(67)	-	-	-	-	-
Net income for the three months ended September 30, 2023	-	-	-	-	-	-	-	134,733	134,733
Balance -September 30, 2023	51,622,238	$5,159	180,000	18	$42,685,559	2,623,171	$(1,141,370)	$(37,146,688)	$4,402,678

Balance - December 31, 2021	48,114,557	$4,809	764,774	$76	$41,662,710	2,623,171	$(1,141,370)	$(33,116,124)	$7,410,101
Fair value of vested stock and stock options	-	-	1,560,957	154	460,115	-	-	-	460,269
Common stock issued for services	176,302	18	-	-	59,931	-	-	-	59,949
Offering expenses for stock previously sold for cash	-	-	-	-	(50,000)	-	-	-	(50,000)
Shares issued to management and employees, previously accrued	1,136,438	114	(1,136,438)	(114)	-	-	-	-	-
Net loss for the nine months ended September 30, 2022	-	-	-	-	-	-	-	(2,444,417)	(2,444,417)
Balance - September 30, 2022	49,427,297	$4,941	1,189,293	$116	$42,132,756	2,623,171	$(1,141,370)	$(35,560,541)	$5,435,902

Balance - December 31, 2022	49,427,297	$4,938	1,499,940	$150	$42,189,471	2,623,171	$(1,141,370)	$(34,466,126)	$6,587,063
Shares issued for compensation	-	-	222,380	22	50,658	-	-	-	50,680
Shares issued to management and employees, previously accrued	875,000	87	(875,000)	(87)	-	-	-	-	-
Fair value of shares under compensation plan	-	-	-	-	165,328	-	-	-	165,328
Shares issued under severance agreement	400,000	40	-	-	167,960	-	-	-	168,000
Common stock issued for services	267,030	27	-	-	112,142	-	-	-	112,169
Common stock issued from common stock subscribed	652,911	67	(667,320)	(67)	-	-	-	-	-
Net loss for the nine months ended September 30, 2023	-	-	-	-	-	-	-	(2,680,562)	(2,680,562)
Balance - September 30, 2023	51,622,238	$5,159	180,000	$18	$42,685,559	2,623,171	$(1,141,370)	$(37,146,688)	$4,402,678

See condensed notes to these unaudited consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(2,680,562)	$(2,444,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	429,048	423,844
Amortization of right of use asset	47,650	50,821
Amortization of prepaid loan fees	-	70,618
Amortization of discount on notes payable	2,013	-
Stock based compensation	328,177	520,218
Value of stock appreciation rights	274,755	-
Loss on extinguishment of debt	-	40,556
Provision for doubtful accounts	108,694	11,493

Changes in assets and liabilities:
Accounts receivable, net	(108,673)	(1,425,374)
Inventory and other current assets, net	17,616	150,643
Accounts payable and accrued liabilities	(1,489,017)	386,414
Accrued separation costs - related parties	1,385,503	-
Deferred revenue	(463,833)	(536,757)
Operating lease liability	(47,650)	(50,821)
Net cash used in operating activities	(2,196,279)	(2,802,762)

Cash flows from investing activities:
Acquisition of property and equipment	(58,949)	(107,045)
Net cash used in investing activities	(58,949)	(107,045)

Cash flows from financing activities:
Payment of offering costs for stock previously issued	-	(50,000)
Cash received from notes payable, net of costs	3,285,588	-
Principal payments on debt	(52,405)	(169,696)
Principal payments financing leases	(151,133)	(130,459)
Principal payments on line of credit	(2,014,333)	-
Cost of debt financing	-	(110,305)
Net cash provided by (used in) financing activities	1,067,717	(460,460)

Decrease in cash and cash equivalents	(1,187,511)	(3,370,267)

Cash and cash equivalents at beginning of period	4,899,398	6,122,671

Cash and cash equivalents at end of period	$3,711,887	$2,752,404

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$572,879	$187,090

Taxes	$-	$-

Non-cash investing and financing activities:
(Decrease) Increase in right of use assets & liabilities	$-	$(13,216)
Finance lease for fixed assets	$-	$42,500
Debt to Fifth Third Bank paid directly by Maple Mark Bank	$-	$7,695,866
Par value of shares issued, previously accrued	$66	$-
Issuance of common stock for severance agreement previously accrued	$168,000	$-

See condensed notes to these unaudited consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

1. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include those of Innovative Food Holdings, Inc. and all of its wholly-owned subsidiaries (collectively, the “Company”) and have been prepared in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes as contained in Form 10-K for the year ended December 31, 2022. In the opinion of management, the interim unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations to be expected for the full year.

Business Activity

We provide difficult-to-find specialty foods primarily to both Professional Chefs and Home Gourmets through our relationships with producers, growers, makers and distributors of these products worldwide. The distribution of these products primarily originates from our three unified warehouses and those of our drop ship partners, and is driven by our proprietary technology platform. In addition, we provide value-added services through our team of food specialists and Chef Advisors who offer customer support, menu ideas, and preparation guidance.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At September 30, 2023 and 2022, trade receivables from the Company’s largest customer amounted to 26% and 27%, respectively, of total trade receivables. During the three months ended September 30, 2023 and 2022, sales from the Company’s largest customer amounted to 47% and 50% of total sales, respectively. During the nine months ended September 30, 2023 and 2022, sales from the Company’s largest customer amounted to 47% and 51% of total sales, respectively.

The Company maintains cash balances in excess of Federal Deposit Insurance Corporation limits. At September 30, 2023 and December 31, 2022, the total cash in excess of these limits was $2,018,993 and $3,205,568, respectively.

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

The following table represents the changes in deferred revenue as reported on the Company’s consolidated balance sheets:

Balance as of December 31, 2021	$1,631,406
Cash payments received	700,582
Net sales recognized	(1,081,044)
Balance as of March 31, 2022 (unaudited)	$1,250,944

Cash payments received	99,989
Net sales recognized	(128,686)
Balance as of June 30, 2022 (unaudited)	$1,222,247

Cash payments received	385,633
Net sales recognized	(513,231)
Balance as of September 30, 2022 (unaudited)	$1,094,649

Balance as of December 31, 2022	$1,558,155
Cash payments received	215,346
Net sales recognized	(534,711)
Balance as of March 31, 2023 (unaudited)	$1,238,790

Cash payments received	361,151
Net sales recognized	(515,819)
Balance as of June 30, 2023 (unaudited)	$1,084,122

Cash payments received	997,195
Net sales recognized	(986,995)
Balance as of September 30, 2023 (unaudited)	$1,094,322

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023	2022
	(unaudited)	(unaudited)
Specialty Foodservice	$14,775,073	$17,630,515
E-Commerce	1,825,924	1,839,541
National Brand Management	340,577	336,766
Logistics	358,717	253,160
Total	$17,300,291	$20,059,982

	Nine Months Ended
	September 30,
	2023	2022
	(unaudited)	(unaudited)
Specialty Foodservice	$44,625,285	$46,072,258
E-Commerce	6,660,138	8,637,210
National Brand Management	965,660	872,732
Logistics	877,729	644,049
Total	$53,128,812	$56,226,249

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

Dilutive shares at September 30, 2023:

Stock Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company at September 30, 2023:

		Weighted
		average
		Remaining
Exercise	Number of	contractual
Price	Options	life (years)
$0.41	125,000	0.57
$0.50	125,000	0.57
$0.60	50,000	2.25
$0.62	360,000	0.25
$0.85	540,000	0.25
$1.00	50,000	2.25
$1.20	900,000	0.25
	2,150,000	0.37

Restricted Stock Awards

At September 30, 2023, there are 300,000 unvested restricted stock awards remaining from grants in a prior year. Those 300,000 restricted stock awards will vest as follows: 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days. The fair value of these RSUs at the date of the grants will be charged to operations upon vesting. At September 30, 2023, none of these RSU were vested. There was no charge to operations for these RSUs during the three and nine months ended September 30, 2023.

Stock-based Compensation

At September 30, 2023, there were a total of 3,538,243 shares of common stock potentially issuable to the Company’s CEO pursuant to his compensation plan and contingent upon the achievement of certain performance goals; see notes 14 and 17.

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

Restricted Stock Awards

At September 30, 2022, there are 300,000 unvested restricted stock awards remaining from grants in a prior year. Those 300,000 restricted stock awards will vest as follows: 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days. At September 30, 2022, none of these RSU were vested. There was no charge to operations for these RSUs during the three and nine months ended September 30, 2022.

Stock-based Compensation

At September 30, 2023, there were a total of 1,000,307 shares of common stock issuable to officers and directors pursuant to their compensation plans.

New Accounting Pronouncements

Management does not believe that any other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

2. LIQUIDITY

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company had an accumulated deficit of $37,146,688 at September 30, 2023 and negative cash flow from operations in the amount of $2,196,279 for the nine months ended September 30, 2023. The Company’s current assets exceeded its current liabilities by $4,601,667 as of September 30, 2023. The Company has reported net income of $134,733 for the three months ended September 30, 2023 and a net loss of $2,680,562 for the nine months ended September 30, 2023.

The Company continues to work to manage its current liabilities while making changes to operations in order to further improve its cash flow and liquidity position. Management believes the Company achieved significant progress in improving the Company’s liquidity during the three months ended September 30, 2023, as discussed below.

The Company reported a profit in the amount of $134,733 for the three months ended September 30, 2023 compared to a profit in the amount of $9,746 during the comparable period of the prior year. Also during the three months ended September 30, 2023, the Company paid the entire balance due on its letter of credit with MapleMark Bank in the amount of $2,014,333. Due to the Company’s improved operations performance along with its restructured balance sheet, the Company believes that any issues regarding its near-term liquidity have been resolved.

3. ACCOUNTS RECEIVABLE

At September 30, 2023 and December 31, 2022, accounts receivable consists of:

	September 30, 2023	December 31, 2022
	(unaudited)
Accounts receivable from customers	$5,051,214	$5,309,620
Allowance for doubtful accounts	(81,840)	(340,225)
Accounts receivable, net	$4,969,374	$4,969,395

During the nine months ended September 30, 2023, the Company wrote-off accounts receivable in the amount of $335,693 against our allowance for doubtful accounts. As these accounts had all been 100% recorded in the allowance for doubtful accounts, there was no charge to operations.

During the three and nine months ended September 30, 2023, the Company charged the amount of $57,789 and $108,694 to provision for doubtful accounts, respectively. During the three and nine months ended September 30, 2022, the Company charged the amount of $0 and $11,493 to provision for doubtful accounts, respectively.

4. INVENTORY

Inventory consists primarily of specialty food products. At September 30, 2023 and December 31, 2022, inventory consisted of the following:

	September 30, 2023	December 31, 2022
	(unaudited)
Finished goods inventory	$2,986,258	$3,053,852
Allowance for slow moving & obsolete inventory	-	-
Finished goods inventory, net	$2,986,258	$3,053,852

5. PROPERTY AND EQUIPMENT

A summary of property and equipment at September 30, 2023 and December 31, 2022 is as follows:

	September 30, 2023	December 31, 2022
	(unaudited)
Land	$1,256,895	$1,256,895
Building	7,191,451	7,191,451
Computer and Office Equipment	626,349	609,018
Warehouse Equipment	420,573	378,957
Furniture and Fixtures	1,021,481	1,021,481
Vehicles	109,441	109,441
Total before accumulated depreciation	10,626,190	10,567,243
Less: accumulated depreciation	(2,943,294)	(2,645,682)
Total	$7,682,896	$7,921,561

Depreciation expense for property and equipment amounted to $98,367 and $96,650 for the three months ended September 30, 2023 and 2022, respectively, and $297,614 and $285,215 for the nine months ended September 30, 2023 and 2022, respectively. Depreciation expense for property and equipment is recorded in selling, general & administrating expenses on the Company’s statement of operations.

6. RIGHT OF USE (“ROU”) ASSETS AND LEASE LIABILITIES – OPERATING LEASES

The Company has operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 3 years, some of which include options to extend.

The Company’s lease expense for the three months ended September 30, 2023 and 2022 was entirely comprised of operating leases and amounted to $17,746 and $18,213, respectively. The Company’s lease expense for the nine months ended September 30, 2023 and 2022 was entirely comprised of operating leases and amounted to $54,282 and $60,186, respectively.

The Company’s ROU asset amortization for the three months ended September 30, 2023 and 2022 was $15,536 and $15,659, respectively. The Company’s ROU asset amortization for the nine months ended September 30, 2023 and 2022 was $47,650 and $50,821, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

Right of use assets – operating leases are summarized below:

	September 30, 2023	December 31, 2022
	(unaudited)
Warehouse equipment	$25,205	$36,170
Office	72,150	106,601
Office equipment	7,420	9,654
Right of use assets, net	$104,775	$152,425

Operating lease liabilities are summarized below:

	September 30, 2023	December 31, 2022
	(unaudited)
Warehouse equipment	$25,205	$36,170
Office	72,150	106,601
Office equipment	7,420	9,654
Lease liability	$104,775	$152,425
Less: current portion	(66,860)	(64,987)
Lease liability, non-current	$37,915	$87,438

Maturity analysis under these lease agreements are as follows:

For the period ended September 30, 2024	$71,902
For the period ended September 30, 2025	37,936
For the period ended September 30, 2026	890
Total	$110,728
Less: Present value discount	(5,953)
Lease liability	$104,775

During the year ended December 31, 2022, the Company recorded the removal of a right of use asset and lease liability in the amount of $13,216 due to damage to the asset.

7. RIGHT OF USE ASSETS – FINANCING LEASES

The Company has financing leases for vehicles and warehouse equipment. Right of use asset – financing leases are summarized below:

	September 30, 2023	December 31, 2022
	(unaudited)
Vehicles	$404,858	$404,858
Warehouse Equipment	555,416	555,416
Total before accumulated depreciation	960,274	960,274
Less: accumulated depreciation	(490,391)	(389,951)
Total	$469,883	$570,323

Depreciation expense related to right of use assets for the three months ended September 30, 2023 and 2022 was $33,480 and $37,128, respectively. Depreciation expense related to right of use assets for the nine months ended September 30, 2023 and 2022 was $100,440 and $107,736, respectively.

During the nine months ended September 30, 2023 and 2022, the Company recorded right of use assets and lease liabilities in the amount of $0 and $42,500, respectively, due to the execution of new financing lease agreements.

Financing lease liabilities are summarized below:

	September 30, 2023	December 31, 2022
	(unaudited)
Financing lease obligation under a lease agreement for a forklift dated July 12, 2021 in the original amount of $16,070 payable in thirty-six monthly installments of $489 including interest at the rate of 6.01%. During the three months ended September 30, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $1,371 and $99, respectively. During the nine months ended September 30, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $2,718 and $218, respectively.	$4,293	$8,396

Financing lease obligation under a lease agreement for a pallet truck dated July 15, 2021 in the original amount of $5,816 payable in thirty-six monthly installments of $177 including interest at the rate of 6.01%. During the three months ended September 30, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $493 and $36, respectively. During the nine months ended September 30, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $983 and $79, respectively.	$1,554	$3,040

Financing lease obligation under a lease agreement for warehouse furniture and equipment truck dated October 14, 2020 in the original amount of $514,173 payable in sixty monthly installments of $9,942 including interest at the rate of 6.01%. During the three months ended September 30, 2023, the Company made principal and interest payments on this lease obligation in the amount of $25,804 and $4,020, respectively. During the nine months ended September 30, 2023, the Company made principal and interest payments on this lease obligation in the amount of $51,227 and $8,424, respectively.	$224,301	$301,726

	September 30, 2023	December 31, 2022
	(unaudited)
Financing lease obligation under a lease agreement for a truck dated March 31, 2020 in the original amount of $152,548 payable in eighty-four monthly installments of $2,188 including interest at the rate of 5.44%. During the three months ended September 30, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $5,329 and $1,234, respectively. During the nine months ended September 30, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $10,587 and $2,540, respectively.	$81,695	$97,685

Financing lease obligation under a lease agreement for a truck dated November 5, 2018 in the original amount of $128,587 payable in seventy monthly installments of $2,326 including interest at the rate of 8.33%. During the three months ended September 30, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $6,246 and $859, respectively. During the nine months ended September 30, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $12,364 and $1,718, respectively.	$24,546	$-

Financing lease obligation under a lease agreement for a truck dated August 23, 2019 in the original amount of $80,413 payable in eighty-four monthly installments of $1,148 including interest at the rate of 5.0%. During the three months ended September 30, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $2,928 and $552, respectively. During the nine months ended September 30, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $5,820 and $1,104, respectively.	$36,324	$43,287

Financing lease obligation under a lease agreement for a truck dated February 4, 2022 in the original amount of $42,500 payable in twenty-four monthly installments of $1,963 including interest at the rate of 10.1%. During the three months ended September 30, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $5,416 and $474, respectively. During the nine months ended September 30, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $10,697 and $1,083, respectively.	$9,590	$25,826

Total	$382,303	$525,069

Current portion	$185,226	$191,977
Long-term maturities	197,077	333,092
Total	$382,303	$525,069

There was a total of $18,104 and $0 accrued interest on financing leases at September 30, 2023 and December 31, 2022, respectively.

Aggregate maturities of lease liabilities:

For the twelve months ended September 30,

2024	$183,376
2025	151,982
2026	36,150
2027	10,795
Total	$382,303

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

The Company acquired certain intangible assets pursuant to the acquisitions through Artisan, Oasis, Innovative Gourmet, OFB, Haley, and M Innovations. The following is the net book value of these assets:

	September 30, 2023 (unaudited)
		Accumulated
	Gross	Amortization	Net
Non-Compete Agreement - amortizable	$505,900	$(505,900)	$-
Customer Relationships - amortizable	3,068,034	(3,068,034)	-
Trade Names and other	1,532,822	-	1,532,822
Internally Developed Technology - amortizable	875,643	(875,643)	-
Website - amortizable	84,000	(84,000)	-
Total	$6,066,399	$(4,533,567)	$1,532,822

	December 31, 2022
		Accumulated
	Cost	Amortization	Net
Trade Name	1,532,822	-	1,532,822
Internally Developed Technology	875,643	(875,643)	-
Website	84,000	(53,006)	30,994
Total	$2,492,465	$(928,649)	$1,563,816

Total amortization expense for the three months ended September 30, 2023 and 2022 was $10,332 and $10,231, respectively. Total amortization expense for the nine months ended September 30, 2023 and 2022 was $30,994 and $30,993, respectively.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
	(unaudited)
Trade payables and accrued liabilities	$5,021,343	$6,599,903
Accrued payroll and commissions	207,622	253,350
Total	$5,228,965	$6,853,253

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

During the three months ended September 30, 2023, the Company made the following payments in connection with the SK Agreements: The Company paid cash in the amount of $83,333 to Mr. Klepfish, and made Cobra payments on behalf of Mr. Klepfish in the amount of $200. The Company also issued 400,000 shares of common stock with a fair value of $168,000.

During the three months ended September 30, 2023, the Company made the following payments in connection with separation agreements with Justin Weirnasz, its prior Director of Strategic Acquisitions and board member: The Company paid cash in the amount of $33,334 to Mr. Weirnasz and made Cobra payments on behalf of Mr. Weirnasz in the amount of $7,645.

The following table represents the amounts accrued, paid, and outstanding on these agreements as of September 30, 2023:

	Total	Paid / Issued	Balance	Current	Non-current
Mr. Klepfish:
Cash - through March 6, 2026	$1,000,000	$(192,308)	$807,692	$333,332	$474,359
Cash - upon agreement execution	250,000	(250,000)	-	-	-
Stock - June 1, 2027	400,000	-	400,000	-	400,000
Stock - Issued in April 2023	168,000	(168,000)	-	-	-
Cobra - over eighteen months	1,199	-	1,199	1,199	-
Total – Mr. Klepfish	$1,819,199	$(610,308)	$1,208,891	$334,531	$874,359

Mr. Wiernasz:
Cash - three equal payments	$100,000	$(100,000)	$-	$-	$-
Cobra - over eighteen months	26,451	(17,838)	8,613	8,613	-
Total - Mr. Wiernasz	$126,451	$(117,838)	$8,613	$8,613	$-

Total Company	$1,945,650	$(728,546)	$1,217,104	$343,144	$874,359

11. STOCK APPRECIATION RIGHTS LIABILITY

Effective May 15, 2023, the Company issued 1,500,000 stock appreciation rights (the “Smallwood SARs”) to Brady Smallwood, its Chief Operating Officer. See note 14. The Smallwood SARs were valued utilizing the Black-Scholes valuation model, and had an aggregate fair value of $9,794 upon issuance; this amount was charged to operations and credited to stock appreciation rights liability. The Smallwood SARs are revalued each quarter, and any gain or loss in the fair value is charged to non-cash compensation expense. At September 30, 2023, the Smallwood SARs had a fair value of $274,755; the increase in fair value in the amount $264,961 was charged to non-cash compensation during the nine months ended September 30, 2023.

12. REVOLVING CREDIT FACILITIES

	September 30, 2023	December 31, 2022
	(unaudited)

On June 6, 2022, the Company entered into a revolving credit facility (the “MapleMark Revolver”) with MapleMark Bank ("MapleMark”) in the initial amount of $2,014,333. The borrowing base amount is based upon 80% of eligible accounts receivables and 60% of eligible inventory. This amount was paid by MapleMark directly to Fifth Third Bank in satisfaction of the Fifth Third Bank Line of Credit. Any amounts borrowed under the MapleMark Revolver will bear interest at the greater of (a) the Base Rate (the rate of interest per annum quoted in the “Money Rates” section of The Wall Street Journal from time to time and designated as the “Prime Rate”) plus 0.25% per annum and (b) 3.50% per annum. At September 30, 2023, the interest rate was 8.50%. The MapleMark Revolver originally was due to mature on May 27, 2023. The Company applied for a USDA Guarantee and on June 9, 2023, this guarantee was approved. At this time, the Revolver was expanded to $3,000,000 and its term extended to May 27, 2024. The MapleMark Revolver contains certain negative covenants. During the three and nine months ended September 30, 2023, the Company paid interest in the amount of $29,991 and $115,429, respectively, on the MapleMark Revolver. During the three months ended September 30, 2023, the Company made a principal payment in the amount of $2,014,333 on the MapleMark Revolver. At September 30, 2023, this loan has been fully satisfied. The amount of $2,014,333 is available to the Company under the MapleMark Revolver at September30, 2023.

	$-	$2,014,333

Total	$-	$2,014,333

13. NOTES PAYABLE

September 30, 2023	December 31, 2022
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

The Company recorded a discount to this loan in the amount of $57,106 in connection with financing costs which was amortized to interest expense during the year ended December 31, 2022. During the three months and nine months ended September 30, 2023, the Company accrued interest in the amount of $0 and $221,176, respectively, on the MapleMark Term Loan 1. At September 30, 2023, this loan has been fully satisfied.

$-	$5,324,733

September 30, 2023	December 31, 2022
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

Amounts outstanding under the Maple Mark Term Loan 3 will bear interest at the rate equal to the lesser of (a) the Maximum Lawful Rate, or (b) the greater of (i) WSJP (the “Prime Rate” as published by The Wall Street Journal) plus 1.25% per annum or (ii) 4.50% per annum. At September 30, 2023, the interest rate was 9.50%. The MapleMark Term Loan 3 matures on June 13, 2048.

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

The Company created a discount on the MapleMark Term Loan 3 for costs in the amount of $385,803 which will be amortized over the life of the loan. During the three months and nine months ended September 30, 2023, the Company amortized $1,284 and $2,013, respectively, of these costs to interest expense. During the three months and nine months ended September 30, 2023, the Company made principal payments in the amount of $49,510 on this loan. During the three and nine months ended September 30, 2023, the Company accrued interest in the amount of $190,564 and $261,880, respectively, on the MapleMark term Loan 3.

$9,008,330	$-

	September 30, 2023	December 31, 2022
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

The Company recorded a discount to this loan in the amount of $23,367 in connection with financing costs which was amortized to interest expense during the year ended December 31, 2022. During the three and nine months ended September 30, 2023, the Company made principal payments in the amount of $2,895 on this loan. During the three and nine months ended September 30, 2023, the Company accrued interest in the amount of $6,010 and $21,140, respectively, on this loan.

	$353,905	$356,800

A note payable in the amount of $20,000. The Note was due in January 2006 and the Company is currently accruing interest on this note at 1.9%. During the three and nine months ended September 30, 2023, the Company accrued interest in the amount of $94 and $282, respectively, on this note. At September 30, 2023, accrued interest on this note was $18,386.	$20,000	$20,000

Vehicle acquisition loan dated December 6, 2018 in the original amount of $51,088, payable in sixty monthly installments of $955 including interest at the rate of 4.61% maturing November 5, 2023. During the three months ended September 30, 2023, the Company made principal and interest payments in the amount of $1,899 and $44, respectively, on this loan. During the nine months ended September 30, 2023, the Company made principal and interest payments in the amount of $8,368 and $228, respectively, on this loan.	$1,899	$10,267

Total	$9,384,134	$5,711,800
Discount	(383,790)	-
Net of discount	$9,000,344	$5,711,800

Current portion	$139,131	$5,711,800
Long-term maturities	8,861,213	-
Total	$9,000,344	$5,711,800

There was a total of $61,316 and $18,104 accrued interest on notes payable at September 30, 2023 and December 31, 2022, respectively.

Aggregate maturities of notes payable as of September 30, 2023 are as follows:

For the period ended September 30,

2024	$120,330
2025	109,597
2026	120,708
2027	132,951
2028	146,313
Thereafter	8,754,235
Total	$9,384,134

14. EQUITY

Common Stock

At September 30, 2023 and December 31, 2022, a total of 2,823,171 shares are deemed issued but not outstanding by the Company.

For the nine months ended September 30, 2023:

Common Stock Issued from Common Stock To Be Issued

During the three months ended September 30, 2023, the Company issued a total of 667,320 shares of common stock previously classified as common stock to be issued as follows: 178,626 shares were issued to the Company’s previous CEO; 14,754 shares were issued the Company’s previous Director of Strategic Acquisitions; an aggregate of 473,620 shares were issued to two board members; and 320 shares were issued to a previous employee. The issuance of these shares did not increase the total number of shares outstanding.

Shares issued to employees

On February 28, 2023, the Company issued 267,030 shares with a value of $112,169 to three employees as compensation.

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

Shares accrued to be issued to board members

During the three and nine months ended September 30, 2023, a total of 0 and 30,212 shares of common stock, respectively, with a market value of $0 and $10,000, respectively, were accrued for issuance to two board members.

Share based executive compensation plans

During the three and nine months ended September 30, 2023, the amounts of $58,283 and $136,764 respectively were expensed for the share-based plan for the Chief Executive Officer, and the amounts of $19,043 and $28,564 were expensed, respectively, for the share based plan for the Chief Operating Officer. (see below). These restricted stock grants are being amortized over their term of from 31.5 to 34 months.

Stock Appreciation Rights

Effective May 15, 2023, the Company issued 1,500,000 stock appreciation rights (the “Smallwood SARs”) to Brady Smallwood, its Chief Operating Officer. The Smallwood SARs vest upon issuance, and expire on December 31, 2026; 750,000 of the Smallwood SARs are priced at $1.50 per share, and 750,000 are priced at $2.00 per share. It is the Company’s intention to settle the Smallwood SARs in cash. The Smallwood SARs were valued utilizing the Black-Scholes valuation model, and had an aggregate fair value of $9,794 upon issuance; this amount was charged to operations and credited to stock appreciation rights liability. The Smallwood SARs are revalued each quarter, and any gain or loss in the fair value is charged to non-cash compensation expense. At September 30, 2023, the Smallwood SARs had a fair value of $274,755; the increase in fair value in the amount $264,961 was charged to non-cash compensation during the nine months ended September 30, 2023.

The following variables were utilized in valuing the Smallwood SARs:

Volatility	45.0-95.5%
Dividends	$0
Risk-free interest rates	3.67-5.03%
Expected term (years)	1.63-1.82

As of September 30, 2023, total common stock issued and outstanding was 51,622,238 and 48,799,067, respectively. The Company also had 180,000 shares issuable to directors and consultants.

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

The value of the plan was determined to be $660,541. This amount will be recorded as a charge to additional paid-in capital on a straight-line basis over 34 months. During the three months and nine ended September 30, 2023, the amounts of $58,283 and $136,764, respectively, were charged to operations pursuant to the CEO Stock Plan.

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

The value of the plan was determined to be $199,951. This amount will be recorded as a charge to additional paid-in capital on a straight-line basis over 31.5 months. During the three and nine months ended September 30, 2023, the amount of $19,043 and $28,564, respectively, were charged to operations pursuant to the COO Stock Plan.

Nine months ended September 30, 2022:

During the nine months ended September 30, 2022 in connection with stock based compensation based upon the terms of employment agreements with its employees and compensation agreements with the Company’s independent board members, the Company charged to operations the amount of $20,000 for the vesting of a total of 51,624 shares of common stock issuable to two of its independent board members, and $300,800 for the vesting of a total of 906,890 shares of common stock issuable to its Chief Executive Officer pursuant to his employment agreement. The Company also recognized non-cash compensation in the amount of $4,652 during the nine months ended September 30, 2022 in connection with stock options issuable to management and board members.

On April 8, 2022, the Company issued 33,445 shares with a value of $11,405 to an employee as compensation.

On April 25, 2022, the Company issued 142,857 shares with a value of $48,544 to a service provider.

As of September 30, 2022, total common stock outstanding was 49,427,297 shares issued and 1,189,293 shares vested by management and directors pursuant to their compensation plans but not yet issued.

Options

The following table summarizes the options outstanding at September 30, 2023 and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.41	125,000	0.57	$0.41	125,000	$0.41
$0.50	125,000	0.57	$0.50	125,000	$0.50
$0.60	50,000	2.25	$0.60	43,750	$0.60
$0.62	360,000	0.25	$0.62	360,000	$0.62
$0.85	540,000	0.25	$0.85	540,000	$0.85
$1.00	50,000	2.25	$1.00	43,750	$1.00
$1.20	900,000	0.25	$1.20	900,000	$1.20
	2,150,000	0.37	$0.92	2,150,000	$0.92

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2022	2,300,000	$0.93

Granted	-	$-
Exercised	-	$-
Cancelled / Expired	(150,000)	$1.20

Options outstanding at September 30, 2023 (unaudited)	2,150,000	$0.92
Options exercisable at September 30, 2023 (unaudited)	2,150,000	$0.92

Aggregate intrinsic value of options outstanding and exercisable at September 30, 2023 and 2022 was $108,382 and $0, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.72 and $0.19 as of September 30, 2023 and 2022, respectively, and the exercise price multiplied by the number of options outstanding.

During the three months ended September 30, 2023 and 2022, the Company charged $0 and $2,326, respectively, to operations to recognized stock-based compensation expense for employee and board member stock options. During the nine months ended September 30, 2023 and 2022, the Company charged $0 and $4,652, respectively, to operations to recognized stock-based compensation expense for employee and board member stock options.

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

Separation of prior CEO and of a board member

During the three months ended September 30, 2023, the Company made the following payments in connection with separation agreements with Sam Klepfish, its prior CEO and current board member, and Justin Weirnasz, its prior Director of Strategic Acquisitions and board member. See note 10.

The Company paid cash in the amount of $83,333 to Mr. Klepfish, and made Cobra payments on behalf of Mr. Klepfish in the amount of $200. The Company also issued 400,000 shares of common stock with a fair value of $168,000.

The Company paid cash in the amount of $33,334 to Mr. Weirnasz and made Cobra payments on behalf of Mr. Weirnasz in the amount of $7,645.

16. COMMITMENTS AND CONTINGENCIES

License Agreements

In May 2019, the Company entered into a royalty-based license agreement, through December 31, 2022 with a lifestyle brand, which provides the exclusive right, with certain carve-outs and limitations, to sell and promote branded gift baskets for certain channels including: retail, warehouse club stores, certain of the Company’s current e-commerce channels, and other e-commerce channels such as amazon.com (the “May 2019 License Agreement”). Pursuant to the May 2019 License Agreement, the Company paid an initial royalty deposit in the amount of $50,000 towards the minimum royalty, which is classified as other current assets on the Company’s balance sheet at December 31, 2019. Future royalty amounts owed for minimum payments in connection with the May 2019 License Agreement will be deducted from this deposit. The royalty rate is 5% of net sales, and the Company is required, with certain exceptions and exclusions, to make minimum royalty payments of $100,000 through the end of 2020, $110,000 in 2021, and $125,000 in 2022. During the nine months ended September 30, 2023, the Company paid the amount of $55,000 pursuant to the May 2019 License agreement; at September 30, 2023 this agreement has expired and there are no further amounts due.

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

17. SUBSEQUENT EVENTS

Common Stock Issued to Service Provider

On October 2, 2023, the Company issued 30,000 shares of common stock to a service provider based upon a service agreement dating back to June 1, 2015. These shares were previously classified as common stock to be issued.

Amendment to Chief Executive Officer Share-based Incentive Plan

On November 2, 2023, the Board of Directors of the Company increased the maximum number of total shares issuable under the CEO Stock Plan from 3,538,243 to 3,656,749.

Share Incentive Plan Performance Goal Achieved

Subsequent to September 30, 2023, the Company’s stock price achieved the first price target of $0.60 under the CEO Stock Plan and the Company became obligated to issue a total of 975,133 shares to its CEO.

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

Provision for Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $81,340 for doubtful accounts receivable at September 30, 2023, and $340,225 at December 31, 2022. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

We have historically sold the majority of our products through a distributor relationship between FII, one of our wholly-owned subsidiaries, and subsidiaries of U.S. Foods, a leading broadline distributor. These sales amounted to $8,282,082 and $10,672,314, respectively, representing 48% and 53% of total sales, respectively, in the three month periods ended September 30, 2023 and 2022, and $25,050,189 and $28,529,703, respectively, representing 47% and 51% of total sales, respectively, in the nine month periods ended September 30, 2023 and 2022. On January 26, 2015 we executed a contract directly between FII and U.S. Foods (the “U.S. Foods Agreement”). The initial term of the U.S. Foods Agreement was from January 1, 2015 through December 31, 2016; the agreement provides for an unlimited number of additional 12-month terms unless either party notifies the other in writing, 30 days prior to the end date, of its intent not to renew. In addition, Gate Gourmet, the leading global provider of airline catering solutions and provisioning services for airlines,  represented $2,736,406 and $3,344,115, or 16% and 17%, of total sales for the three months ended September 30, 2023 and 2022, respectively, and $8,593,502 and $7,012,767, or 16% and 12%, of total sales for the nine months ended September 30, 2023 and 2022, respectively.

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

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Revenue

Revenue decreased by $2,759,691 or approximately 14% to $17,300,291 for the three months ended September 30, 2023 from $20,059,982 in the prior year. These revenue declines were driven primarily by our Specialty Foodservice business  sales declining by 16%, as we continued to focus on overcoming the headwinds created by a change in the technology platform used by a key partner, leading to a smaller, though significantly more profitable business for us. We expect this Specialty Foodservice revenue softness to continue at a similar magnitude for the remainder of the year while our new growth plans begin to take shape.  This quarter included the establishment of our new sales team, the opening of several new customers, and the deepening of several existing customer relationships.  The B2B sales cycle is long, but we are optimistic about how today’s efforts will drive results next year.  On the eCommerce business, we continued to restrict marketing spend relative to historical levels as we improve the business model. We have now lapped four consecutive quarters of these marketing cuts, and the current quarter decline of only 0.7% (compared to declines of 20%+ over the last four quarters), indicates that the decline has subsided as we anticipated.

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

We are also seeing increases in our logistics business (from $253,160 in the three months ended September 30, 2022 to $358,717 in the three months ended September 30, 2023) as we add new customers and expand relationships with existing customers. Though small, we will continue to grow this business in order to better leverage existing assets.

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

Cost of goods sold

Our cost of goods sold for the three months ended September 30, 2023 was $12,424,105, a decrease of $3,122,027 or approximately 20.1% compared to cost of goods sold of $15,546,132 for the three months ended September 30, 2022. Cost of goods sold was made up of the following expenses for the three months ended September 30, 2023: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $9,087,533; shipping, delivery, handling, and purchase allowance expenses in the amount of $3,182,155; and cost of goods associated with logistics of $154,397. Gross margins as a percentage of sales increased during the current period to 28.2% compared to 22.5% during the comparable period, an improvement of 568 basis points, as we continued implementing our strategy to improve cost controls, better manage pricing, and focus more on product mix.

Selling, general, and administrative expenses

Selling, general, and administrative expenses (“SG&A”) increased by $162,153 or approximately 3.8% to $4,483,134 during the three months ended September 30, 2023 compared to $4,320,981 for the three months ended September 30, 2022. The increase in selling, general, and administrative expenses was primarily due an increase in share-based compensation in the amount of $198,936. Share-based compensation includes a charge in the amount of $272,727 in connection with the quarterly revaluation of stock appreciation rights held by the Company’s Chief Operating Officer. Other components of SG&A expense that increased during the period included an increase in payroll and related costs of $73,427; an increase in bad debt expense of $54,352; an increase in advertising of $40,402, an increase in insurance costs of $35,311, an increase in depreciation and amortization expense of $5,366, an increase in computer and IT costs of $3,956, and an increase in travel and entertainment costs of $3,131. These increases were partially offset by a decrease in legal and professional fees of $147,001, a decrease in office and facilities costs of $77,285, a decrease in banking and credit card fees of $25,209, and a decrease in taxes of $3,233. Selling, general, and administrative expenses as a percentage of sales increased from 23% of sales during the three months ended September 30, 2022 to 28% of sales during the current quarter which was primarily due to decreased sales levels and an increase in stock-based compensation.

Other leasing income

During the three months ended September 30, 2023, the Company recognized income in the amount of $2,389 in connection with the lease of space in our Mountaintop warehouse facility, an increase of $1,604 or approximately 204% compared to $785 during the three months ended September 30, 2022.

Interest expense, net

Interest expense, net of interest income, increased by $76,800 or approximately 42% to $260,708 during the three months ended September 30, 2023, compared to $183,908 during the three months ended September 30, 2022. The increase was due to an increase in interest accrued or paid on the Company’s commercial loans and notes payable in the amount of $125,577 due to higher interest rates and higher balances under the MapleMark term loans, backed by the USDA, which closed in Q2. This increase was partially offset by a decrease in the amortization of discount on notes payable in the amount of $48,752 during the period, to $1,284 compared to $50,036 during the three months ended September 30, 2022. Interest income was $2,004 during the three months ended September 30, 2023 compared to $1,999 during the prior period.

Net income (loss)

For the reasons above, the Company had net income for the three months ended September 30, 2023 of $134,733 compared to a net income of $9,746 during the three months ended September 30, 2022. The net income for the three months ended September 30, 2023 includes a net total of $551,305 in non-cash charges: non-cash compensation in the amount of $350,053, depreciation and amortization expense of $142,179, provision for doubtful accounts of $57,789, and amortization of the discount on notes payable term loans of $1,284. The net loss for the three months ended September 30, 2022 includes a total of $350,310 in non-cash charges, including non-cash compensation in the amount of $152,728, depreciation and amortization expense of $144,109, amortization of prepaid loan fees in the amount of $50,036, and provision for doubtful accounts of $3,437.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Revenue

Revenue decreased by $3,097,437 or approximately 6% to $53,128,812 for the nine months ended September 30, 2023 from $56,226,249 in the prior period. eCommerce was the primary driver of the decline. On the eCommerce business, we continued to restrict marketing spend relative to historical levels as we improve the business model, leading to a decline in revenue of 22.9%, in line with trends in the prior nine months. Now that we’ve lapped four consecutive quarters of marketing cuts and revenue declines, we have seen these revenue headwinds begin to subside as we anticipated. On the Specialty Foodservice business, revenue decreased 3.1%; this slowdown was driven by the normalization of post-COVID reopening trends, the implementation of price increases to right size our margins, and the implementation of a new technology platform by a key customer. We expect this Specialty Foodservice revenue softness to continue at a similar magnitude for the remainder of the year while our new growth plans begin to take shape.

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

We are also seeing increases in our logistics business (from $644,049 for the nine months ended September 30, 2022 to $877,729 for the nine months ended September 30, 2023) and brand marketing business (from $535,966 for the nine months ended September 30, 2022 to $625,083 for the nine months ended September 30, 2023)), as we add new customers and expand relationships with existing customers. Though small, we will continue to grow these businesses in order to better leverage existing assets.

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

Cost of goods sold

Our cost of goods sold for the nine months ended September 30, 2023 was $39,373,204, a decrease of $4,164,366 or approximately 10% compared to cost of goods sold of $43,537,570 for the nine months ended September 30, 2022. Cost of goods sold was made up of the following expenses for the nine months ended September 30, 2023: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $28,744,390; shipping, delivery, handling, and purchase allowance expenses in the amount of $10,174,669; and cost of goods associated with logistics of $454,145. Gross margins as a percentage of sales increased during the current period to 25.9% compared to 22.6% during the comparable period, as we began implementing our strategy to improve cost controls, better manage pricing, and focus more on product mix.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased by $1,177,087 or approximately 8% to $13,838,369 during the nine months ended September 30, 2023 compared to $15,015,456 for the nine months ended September 30, 2022. The decrease in selling, general, and administrative expenses was primarily due a decrease in advertising and digital marketing costs in the amount of $1,137,725, a decrease in office and facilities costs of $302,701, a decrease in legal and professional fees of $97,784, a decrease in banking and credit card fees of $67,068, and a decrease in computer and IT costs of $59,747. These decreases were partially offset by an increase in payroll and related costs of $186,313, an increase in allowance for doubtful accounts of $97,201, an increase in share-based compensation of $82,700, an increase in insurance costs of $73,139, an increase in travel and entertainment of $18,860, and an increase in amortization and depreciation of $4,078. The increase in share based compensation includes charges in the amount of $264,961 in connection with the quarterly revaluation of stock appreciation rights held by the Company’s Chief Operating Officer Selling, general, and administrative expenses as a percentage of sales decreased from approximately 27% of sales during the three months ended September 30, 2022 to 26% of sales during the current quarter as we continued to thoughtfully reduce our expense structure.

Separation costs – executive officers

During the nine months ended September 30, 2023, the Company entered into a separation agreement with its Prior CEO and current board member with a total cost of $1,819,199 consisting of $1,251,199 in cash payments, $1,199 of Cobra health insurance payments, and stock grants with a value of $568,000. Also during the nine months ended September 30, 2023, the Company entered into a separation agreement with its prior Director of Strategic Acquisitions and board member consisting of cash payments of $100,000 and $26,451 of Cobra health insurance payments. The aggregate separation costs for the nine months ended September 30, 2023 was $1,945,650; there were no such costs during the prior period.

Other Income -  Interest Rate Swap

During the nine months ended September 30, 2022, the Company recognized other income in the amount of $294,000 in connection with the termination of the interest rate swap. There is no comparable transaction during the current period.

Loss on extinguishment of debt

During the nine months ended September 30, 2022, we entered into a revolving line of credit agreement and two term loan agreements with MapleMark Bank, replacing our revolving line of credit and term loans with Fifth Third Bank. We wrote off the existing discounts to the Fifth Third Bank loans in the amount of $40,556 resulting in a loss on extinguishment of debt. There was no comparable transaction during the nine months ended September 30, 2023.

Other leasing income

During the nine months ended September 30, 2023, the Company recognized income in the amount of $6,189 in connection with the lease of space in our Mountaintop warehouse facility, a decrease of $1,980 or approximately 24% compared to $8,169 during the nine months ended September 30, 2022.

Interest expense, net

Interest expense, net of interest income, increased by $263,253 or approximately 69% to $642,506 during the nine months ended September 30, 2023, compared to $379,253 during the nine months ended September 30, 2022. The increase was due primarily to an increase in interest accrued or paid on the Company’s commercial loans and notes payable in the amount of $331,941 due to higher interest rates and higher balances under the MapleMark term loans. The increase was partially offset by a decrease in the amortization of discount on notes payable in the amount of $68,605 during the period, to $2,013 compared to $70,618 during the nine months ended September 30, 2022. Interest income was $6,067 for the nine months ended September 30, 2023, an increase of $83 compared to interest income of $5,984 during the nine months ended September 30, 2022.

Income tax expense

During the nine months ended September 30, 2023, the Company paid federal income taxes in the amount of $15,834 in connection with an audit of the year ended December 31, 2017. There was no such charge during the prior period.

Net loss

For the reasons above, the Company had a net loss for the nine months ended September 30, 2023 of $2,680,562 (the majority of which were driven by losses in Q1) compared to a net loss of $2,444,417 during the nine ended September 30, 2022. The net loss for the nine months ended September 30, 2023 includes a net total of $1,142,687 in non-cash charges: non-cash compensation in the amount of $602,932, depreciation and amortization expense of $429,048, provision for doubtful accounts of $108,694, and amortization of the discount on notes payable term loans of $2,013 The net loss for the three months ended September 30, 2022 includes a total of $1,066,729 in non-cash charges, including non-cash compensation in the amount of $520,218, depreciation and amortization expense of $423,844, loss on extinguishment of debt of $40,556, amortization of prepaid loan fees in the amount of $30,893, and provision for doubtful accounts of $11,493.

Liquidity and Capital Resources at September 30, 2023

As of September 30, 2023, the Company had current assets of $12,006,929, consisting of cash and cash equivalents of $3,711,887; trade accounts receivable, net of $4,969,374, inventory of $2,986,258, and other current assets of $339,410. Also at September 30, 2023, the Company had current liabilities of $7,405,262, consisting of trade payables and accrued liabilities of $5,228,965, current portion of accrued separation costs – related parties of $343,144, accrued interest of $91,660, deferred revenue of $1,094,322, liability for stock appreciation rights of $274,755 current portion of notes payable of $120,330, current portion of operating lease liability of $66,860, and current portion of financing lease liability of $185,226.

During the nine months ended September 30, 2023, the Company had cash used in operating activities of $2,196,279. Cash flow used in operations consisted of the Company’s consolidated net loss of $2,680,562 less depreciation and amortization of $429,048, stock-based compensation in the amount of $328,177,  value of stock appreciation rights of $274,755, provision for doubtful accounts of $108,694, amortization of right-of-use assets of $47,650, and amortization of discount on notes payable of $2,013. The Company’s cash position also decreased by $706,054 as a result of changes in the components of current assets and current liabilities. Excluding expenses associated with the separation and hiring of key officers referenced earlier, the Company would have recorded cash used in operating activities of $1,635,733 for the nine months ended September 30, 2023, an improvement of $1,167,029 compared to the nine months ended September 30, 2022. The Company had cash used in operating activities in the amount of $(316,140) during the three months ended September 30, 2023, compared to cash generated by operating activities of $454,321 for the three months ended September 30, 2022, a decrease of $770,461.

The Company had cash used in investing activities of $58,949 for the nine months ended September 30, 2023, which consisted of cash paid for the acquisition of property and equipment. In the near term, we don’t expect to make significant investments in our business, but instead expect to manage the business within existing investments.

The Company had cash provided by financing activities of $1,067,717 for the nine months ended September 30, 2023, which consisted of primarily of net amount of cash received from the MapleMark Term Loan 3. The Company also made principal payments on debt and on financing leases in the amount of $203,538 during the current period.

On June 9, 2023, the Company received the USDA Loan Guarantee which allowed us to refinance certain of the Company’s loans with MapleMark Bank. The MapleMark Refinancing includes the following changes to the MapleMark loans: The MapleMark Term Loan 1 was replaced with a new term loan in the amount of $9,057,840 (the “MapleMark Term Loan 3”). The MapleMark Term Loan 3 is payable in monthly installments of approximately $80,025 commencing July 1, 2023 and continuing through June 13, 2048. The MapleMark Term Loan 2 was extended from May 27, 2023 to May 27, 2033 with monthly payments in the amount of approximately $2,311 commencing July 1, 2023 and continuing through June 1, 2033. In addition, the due date of the MapleMark Revolver was extended from May 27, 2023 to May 27, 2024 and the principal amount available under this facility was increased from $2,014,333 to $3,000,000. The net effect of the Refinancing was to (a) provide the Company with additional cash on hand in the amount of $3,460,892 and (b) decrease current liabilities by $5,586,627. During the three months ended September 30, 2023, the Company paid off the amount due on the MapleMark Revolver of $2,014,333.

At September 30, 2023 we have positive net working capital in the amount of $4,601,667 compared to a net working capital deficit of $3,200,532 at the December 31, 2022. The Company reported a profit in the amount of $134,733 for the three months ended September 30, 2023 compared to $9,746 during the comparable period of the prior year. Due to the Company’s improved operations performance along with its restructured balance sheet, we believe that any issues regarding our near-term liquidity have been resolved.

During 2023, as Mr. Bennett has recently taken the role of CEO, we will be doing a holistic review of the Company’s portfolio of businesses and go to market strategies. In the meantime, we plan to focus on the fundamentals of running a cash flow positive business, serving both Professional Chefs and Home Gourmets, including a focus on improving margins. On the Professional Chefs business, we expect to continue to expand by entering additional specialty foods markets, serving new customers, and launching new products, offset by the headwinds of our price increases, and a key customer’s transition in technology platforms. On the Home Gourmet business, we plan to continue to be cautious with our marketing spend, while we focus on improving the customer journey and the operating model. Additional focus includes improving the customer experience on our existing food subscription offerings, expanding our assortment, and launching a loyalty rewards program.

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

(a) Evaluation of disclosure controls and procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act.) as of the end of the period covered by this Quarterly Report, have determined that our controls and procedures are effective at September 30, 2023 at the reasonable assurance level. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

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

SIGNATURE	TITLE	DATE

/s/ Robert William Bennett	Chief Executive Officer and Director	November 9, 2023
Robert William Bennett	(Principal Executive Officer)

/s/ Richard Tang	Chief Financial Officer	November 9, 2023
Richard Tang