Form 10-K
period 2023-12-31
INNOVATIVE FOOD HOLDINGS INC
filed 2024-03-21
CIK 312257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended

December 31, 2023

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NUMBER: 0-9376

INNOVATIVE FOOD HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	20-1167761
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9696 Bonita Beach Rd., Ste. 208

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $6,009,221 as of June 30, 2023, based upon a closing price of $0.38 per share for the registrant’s common stock on such date.

On March 18, 2024, a total of 49,714,929 shares of our common stock were outstanding.

INNOVATIVE FOOD HOLDINGS, INC.

FORWARD LOOKING INFORMATION

MAY PROVE INACCURATE

This Annual Report on Form 10-K contains, or may contain, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to the Company’s plans, objectives, projections, expectations and intentions and other statements identified by words such as “may,” “will,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “potential” or similar expressions. These statements are based upon the current beliefs and expectations of the Company’s management and do not constitute guarantees of future performance. Actual results could differ materially from those contained in the forward-looking statements and are subject to significant risks and uncertainties, including those discussed under “Risk Factors,” as well as those discussed elsewhere in this Form 10-K. Actual results may differ significantly from those set forth in the forward-looking statements. These forward-looking statements involve risks and uncertainties that are subject to change based on various factors (many of which are beyond the Company’s control).

You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K or, in the case of documents referred to or incorporated by reference, the date of those documents.

All subsequent written or oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, except as may be required under applicable U.S. securities law. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” “our,” “our company,” “IVFH”, or similar terminology refer to Innovative Food Holdings, Inc.

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

Our Operations

Innovative Food Holdings (IVFH) builds dynamic scalable businesses by selling specialty foods that are difficult to find through traditional channels. Our expertise is forging close relationships with the producers, growers, makers and distributors of specialty products, then carefully selecting our suppliers based on their quality, uniqueness and reliability.

The IVFH team is adept at evaluating and certifying the food safety and supply chain capabilities of small batch producers who don’t typically sell through broad-based sales channels. We seek out the freshest, most unique, origin-specific gourmet cheese, meat, produce, and premium ingredients available, and distribute them directly from our robust network of vendors and warehouses within 24 – 72 hours of an order being placed. We also source, package, and brand a meaningful segment of these products ourselves, enabling us to better control the assortment, offer more flexibility and variety to our customers, and capture additional margin.

We leverage this unique, premium assortment to serve the needs of Professional Chefs in settings such as restaurants, hotels, country clubs, national chain accounts, casinos, hospitals and catering houses. We provide these premium customers with products that can’t typically be found through their broadline distributor’s warehouse assortment. We distribute these products directly to Professional Chefs in Chicago through our subsidiary, Artisan Specialty Foods, Inc., and nationally through our e-commerce businesses on Amazon.com and our own website. We also drop ship specialty foods to Professional Chefs nationally through the websites of broadline distributors, such as US Foods, Inc. Between this variety of sales channels, IVFH is able to serve our Professional Chef customers wherever they are located.

We service our customers from two warehouses: a 200K square foot facility in Mountain Top, Pennsylvania (an important industry distribution hub for the Northeast), and a 28K square foot facility in the greater Chicago area. We have the capabilities to pack and ship frozen, refrigerated, and ambient products, enabling us to sell a broad range of specialty foods. We also have GFSI/SQF certifications, allowing compatibility with the highest standards of food handling supply chains in the world, and the quality and food safety that our premium customers expect from us. These warehouses have the ability to ship packages and pallets of all sizes through overnight shipping. We also leverage our own fleet of trucks to deliver directly to our Professional Chef customers within our reach.

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

Index

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

Customer Service and Logistics

Our foodservice focused, live chef-driven customer service department is generally available by telephone, email, and on social media platforms. The customer service departments are made up of a team of chefs and culinary experts who are experienced in all aspects of perishable and specialty products. By employing chefs and culinary experts to handle customer service, we are able to provide our customers with extensive information about our products, including:

●	Flavor profile and ingredient qualities

●	Recipe and usage ideas

●	Origin, seasonality, and availability

●	Cross utilization ideas and complementary uses of products

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

Index

Relationship with U.S. Foods

We have historically sold the majority of our products, $34,070,052 and $39,531,207, respectively, representing 47% and 49% of total sales, respectively, in each of the years ended December 31, 2023 and 2022, through a distributor relationship between FII, one of our wholly-owned subsidiaries, and subsidiaries of U.S. Foods, a leading broadline distributor. On January 26, 2015 we executed a contract directly between FII and U.S. Foods (the “U.S. Foods Agreement”). The term of the U.S. Foods Agreement was from January 1, 2015 through December 31, 2016 and provided for a limited number of automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew. Based on the terms, the U.S. Foods Agreement was extended through December 31, 2018. Effective January 1, 2018 the U.S. Foods Agreement was further amended to remove the cap on renewals, and provide for an unlimited number of additional 12-month terms unless either party notifies the other in writing, 30 days prior to the end date, of its intent not to renew.

Growth Strategy

Our long term strategy is still taking shape, but there are three clear elements at this point in our evolution to a profitable, growing business model.

First, at our heart, we focused on growing a direct-to-chef specialty foodservice platform. It's a straightforward business, generates strong cash flow, and has great growth potential. In contrast, direct-to-consumer e-commerce is not a business we will focus on. We are in the process of ramping it down, and any remaining business will focus only on items we already carry in our foodservice channels, and which we can sell profitably, with no capital.

Second, our core drop ship business (where we don't touch the inventory) needs to diversify with more partners and into additional sales channels. We have a strong relationship with US Foods, but the company will benefit from having additional large partners. We have started this journey with the $10 million business we've built with Gate Gourmet. Other areas of focus include onboarding additional broadline distributors, additional airline caterers, Club channel partners, Amazon.com, etc. Sales channel diversification will continue to be a focus for us.

Third, our specialty food distribution business (where we own the inventory, warehouses, and trucks) has opportunity for growth. Today, this business is called Artisan Specialty Foods, and only serves Chicago. It has doubled in size since we purchased it a decade ago, and done so with very little incremental investment. Growth opportunities in specialty distribution exist both in Chicago through category and customer expansion, as well as through M&A in new markets.

Competition

While we face intense competition in the marketing of our products and services, it is our belief that there are few companies offering a platform similar to ours, offering a broad range of unique, high quality, chef driven specialty products, for nationwide delivery as soon as the next day. Our primary competition is from local purveyors that supply a limited local market and have a limited range of products. In addition, many purveyors are well established, have reputations for success in the development and marketing of these types of products and services and have significantly greater financial, marketing, distribution, personnel and other resources. These financial and other capabilities permit such companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors such as us, to enter into new markets and introduce new products and services.

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

Employees

We currently employ 92 full-time employees, including 8 chefs and 3 executive officers. Our employee base has reduced with the sale of non-core business operations and the decision to ramp down our direct-to-customer operations. We believe that our relations with our employees are satisfactory. None of our employees are represented by a union.

Transactions with Major Customers

Transactions with a major customer and related economic dependence information is set forth (1) following our discussion of Liquidity and Capital Resources, (2) Under the heading Major Customer in Note 18 to the Consolidated Financial Statements, (3) in Business – Relationship with U.S. Foods, (4) as the third item under Risk Factors.

How to Contact Us

Our executive offices are located at 9696 Bonita Beach Rd., Ste. 208, Bonita Springs, Florida 34135; our Internet address is www.ivfh.com; and our telephone number is (239) 596-0204. The contents of our website are not incorporated in or deemed to be a part of this Annual Report on Form 10-K.

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

We believe the risks associated with COVID-19 have significantly diminished during the year ended December 31, 2023. However, the risk of future contagious disease outbreaks remains a significant risk factor for us which could result in economic turmoil. Should a recession occur, either as a result of a pandemic, lack of stability, armed conflicts in various countries or for any other reason, we can expect that our sales, net income and cash flows will be negatively impacted.

We Have a History of Losses Requiring Us to Seek Additional Sources of Capital.

As of December 31, 2023, we had an accumulated deficit of $38,821,278. We cannot assure you that we can achieve profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, or other extraordinary events occur, we will incur losses. Our possible success is dependent upon the successful development and marketing of our services and products, as well as continued expansion of our products and customers, as to which we can give no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel, marketing and promotions, reduced margins caused by competitive pressures and other economic and non-economic factors. These conditions may have a materially adverse effect upon us or may force us to curtail operations. In addition, we could require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. We can give no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Our inability in such instance to obtain sufficient funds from our operations or external sources could require us to curtail operations.

Index

We Have Historically Derived Substantially Most of Our Revenue From One Client and if We Were to Lose Such Client and Be Unable to Generate New Sales to Offset Such Loss, We May Be Forced to Cease or Curtail Our Operations.

In 2003, Next Day Gourmet initially contracted with our subsidiary, Food Innovations, to handle the distribution of over 3,000 perishable and specialty food products to customers of USF. Effective January 1, 2018, we executed a contract amendment between Food Innovations, Inc., our wholly owned subsidiary, and U.S. Foods which provides for no limit on automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew. Our sales through USF’s sales force generated gross revenues for us of $34,070,052 in the year ended December 31, 2023, and $39,531,207 in the year ended December 31, 2022. Those amounts contributed 47% and 49% of our total sales for each of 2023 and 2022, respectively. Our sales efforts within specialty foodservice are for the most part substantially dependent upon the efforts of the USF sales force. Although we have generated revenues from additional customers other than USF, if our relationship with USF were to be materially changed and we are unable to generate substantial new sales to offset such loss, we may be forced to significantly curtail our operations.

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

Our financial performance is subject to declines in general economic conditions and the impact of such economic conditions on levels of consumer confidence and consumer spending. Consumer confidence and consumer spending may deteriorate significantly and could remain depressed for an extended period of time, whether due to pandemic, inflation, bank failure, or other unrelated reasons. Consumer purchases of discretionary items, including specifically our merchandise, generally decline during periods when disposable income is limited, unemployment rates increase, and consumer perceptions of personal well-being and security declines or there is economic uncertainty. An uncertain economic environment could adversely impact our business and operating results.

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

We will remain a smaller reporting company until the beginning of a year in which we had a public float of $250 million held by non-affiliates or revenues below $100 million and a public float below $700 million, in each case as determined as of the last business day of the second quarter of the Company’s fiscal year.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity Risk

Our cybersecurity risks include theft of business data, fraud or extortion, lack of access to our information systems, harm to employees, harm to business partners, violation of privacy laws, potential reputational damage, and litigation or other legal risk if a cybersecurity incident were to occur. It is difficult to assign a monetary materiality assessment to these risks or to the impact if we were to sustain a breach of our systems. Our approach is based on the premise that any cybersecurity incident could result in material harm to the Company.

We utilize Information Technology Associates (“ITA”), an outsourced IT provider which has been designated with oversight responsibility for our cybersecurity risks. ITA possesses a deep understanding of our information technology systems, including methods to manage and monitor cybersecurity risks. It also provides active monitoring and risk assessments of cybersecurity threats and communicates such threats to our Company. Low risk threats are communicated to our systems analysts, and high risk threats are first communicated to Bill Bennett (our CEO and director), Brady Smallwood (our COO and director), and Gary Schubert, our CFO, and are then discussed with our board of directors.

We conduct annual assessments of risks posed by cybersecurity threats in conjunction with our insurance renewal cycles. This includes a thorough review of our systems and vulnerabilities. As a result of these assessments, we have implemented tools and practices to proactively monitor our systems and user accounts including, but not limited to, deploying solutions to constantly monitor users accessing systems, implementation of two factor authentication for logins, and improved rules for password maintenance. Additionally, we require our associates to complete cybersecurity awareness training provided by NINJIO.

Like many companies, we make use of cloud-based solutions provided by several large service providers for critical information technology infrastructure such as email and file storage. We do not maintain stand-alone servers for our emails. However, we do maintain a standalone server for our main enterprise resource planning (ERP) program (Great Plains), and we maintain two servers dedicated to processing orders for Artisan Specialty Foods and Food Innovations, Inc. We also maintain a file server that currently houses approximately one terabyte of data. Each of our servers is protected by firewall and two-factor-authentication. Additionally, we take multiple snapshots of our servers several times throughout the day and store encrypted backups of our data both locally and in a cloud server to mitigate loss in the event of any malicious attacks on these resources. In the normal course of our relationships with the providers of our services not controlled in-house, we regularly monitor their message boards and other formal and informal communications channels for signs of breaches of their systems. We also survey available public information for indications that they have suffered a breach of their systems.

ITEM 2. Properties

On March 8, 2013, we purchased a building and property located at 28411 Race Track Road, Bonita Springs, Florida 34135. The property consists of approximately 1.1 acres of land and close to 10,000 square feet of combined office and warehouse space. The purchase price of the property was $770,000 and was financed in part by a five year mortgage in the amount of $546,000. In March 2018, the remaining balance under this mortgage was extended to May 27, 2023. The company relocated all of its Florida-based office and warehouse facilities into this facility on July 15, 2013. On February 14, 2024, the Company sold this property for a total purchase price of $2,455,000 prior to closing costs; net proceeds from this transaction were approximately $1,900,000.

On January 18, 2024, the Company signed a one-year lease for 1,335 rentable square feet of office space located at 9696 Bonita Beach Road, Bonita Springs, Florida, 34135, and this location became the Company’s primary address. Base rent for the Bonita Beach Road property is $1,891 per month plus approximately $723 in common area maintenance charges.

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

ITEM 3. Legal Proceedings

On September 16, 2019, an action (the “PA Action”) was filed in the Court of Common Pleas of Philadelphia County, Trial Division, against, among others, the Company and its wholly-owned subsidiaries, igourmet and Food Innovations, Inc. Since that time, other parties involved in the incident have joined as plaintiffs in the PA Action. The complaint in the PA Action alleges, inter alia, wrongful death and negligence by a driver employed by igourmet and indicates a demand and offer to settle for fifty million dollars. On January 5, 2024, all parties to the PA Action came to an agreement at Mediation on the material terms of settlement and on January 22, 2024, a settlement was agreed upon in an action filed in the Court of Common Pleas of Philadelphia County, Trial Division against, among others, the Company and its wholly owned subsidiaries, igourmet and Food Innovations, Inc. On Monday, January 29, 2024, the Company received a settlement and release agreement from certain plaintiffs in the PA Action. The Company and its subsidiaries resolved all liabilities within the coverages of their insurance carriers.

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

Not Applicable.

Index

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prices for our common stock are quoted on the OTCQB. Since March 2004, our common stock has traded under the symbol “IVFH”. Prior thereto, our common stock traded under the symbol “FBSN”. At March 17, 2024, there were 49,714,929 shares of our common stock outstanding.

Security Holders

On March 17, 2024, there were approximately 59 record holders of our common stock. In addition, we believe there are at least several hundred additional beneficial owners of our common stock whose shares are held in “street name.”

Dividends

We have not paid dividends during the three most recently completed fiscal years and have no current plans to pay dividends on our common stock. We currently intend to retain all earnings, if any, for use in our business.

Recent Sales and Other Issuances of Our Equity Securities

On February 1, 2023, the Company issued 875,000 shares of common stock to its previous CEO and a board member in connection with his compensation agreement. These shares were previously accrued at an average price of $0.22 per share.

On February 28, 2023, the Company issued a total of 267,030 shares of common stock at a price of $0.42 per share to three employees as compensation.

On April 26, 2023, the Company issued 400,000 shares of common stock to its previous CEO and a board member pursuant to a separation agreement. These shares were previously accrued at a price of $0.42 per share.

On July 7, 2023, the Company issued 178,626 shares to its previous CEO pursuant to his compensation plan. These shares were previously accrued at a price of $0.23 per share. This issuance did not increase the number of shares outstanding.

On August 31, 2023, the Company issued 14,754 shares to its previous Director of Strategic Acquisitions pursuant to his compensation plan. These shares were previously accrued at a price of $0.23 per share. This issuance did not increase the number of shares outstanding.

On September 6, 2023, the Company issued an aggregate of 459,211 shares to two board members pursuant to their compensation plan. These shares were previously accrued at a price of $0.23 per share. This issuance did not increase the number of shares outstanding.

On September 6, 2023, the Company issued 320 shares to a previous employee as a bonus. These shares were previously accrued at a price of $0.44 per shares. This issuance did not increase the number of shares outstanding.

On October 2, 2023, 30,000 shares were issued to a service provider. These shares were previously accrued at a price of $1.30 per share. This issuance did not increase the number of shares outstanding.

On November 7, 2023, the Company issued 678,302 shares, net of 265,229 shares withheld for taxes, at a price of $0.59 per shares to its CEO pursuant to his compensation plan.

On December 30, 2023, the Company issued an aggregate of 57,560 shares were issued to two board members, its previous CEO, and its previous Director of Strategic Acquisitions for the cashless exercise of 360,000 stock options at a price of $0.62 per share.

On February 15, 2024, 150,000 shares were issued to a previous board member for options previously exercised at a price of $0.44 per shares. The issuance of these shares was previously accrued. This issuance did not increase the number of shares outstanding.

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

Index

Dilutive Securities

December 31, 2023

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company at December 31, 2023:

		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Prices	Of Options	Life (years)
$0.41	125,000	0.32
$0.50	125,000	0.32
$0.60	50,000	1.99
$1.00	50,000	1.99
	350,000	0.80

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2023, the following shares are issuable pursuant to outstanding stock options, warrants, and rights issued under the 2011 Stock Option Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	350,000		$0.55		97,782,500
Equity compensation plans not approved by shareholders	-	$	N/A	$	N/A

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

(a) Warrants:

There were no warrants outstanding at December 31, 2023 and 2022.

(b) Embedded conversion features of notes payable:

There were no outstanding convertible notes outstanding at December 31, 2023 and 2022:

(c) Stock options:

The Company accounts for options in accordance with FASB ASC 718-40. Options are valued upon issuance utilizing the Black-Scholes valuation model. Option expense is recognized over the requisite service period of the related option award. The following table illustrates certain key information regarding our options and option assumptions at December 31, 2023 and 2022:

	December 31,
	2023		2022
Number of options outstanding		350,000		2,300,000
Value at December 31		N/A		N/A
Number of options issued during the year		-		250,000
Value of options issued during the year	$	N/A		$2,092
Number of options recognized during the year		-		250,000
Number of options exercised or expired during the year		360,000		50,000
Value of options recognized during the year		$-		$8,738
Revaluation (gain) during the period	$	N/A	$	N/A

Black-Scholes model variables:
Volatility		-%		24.43%
Dividends		-		0
Risk-free interest rates		-%		2.63%
Term (years)		-		2.00

Provision for Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $46,477 and $340,225 for doubtful accounts receivable at December 31, 2023 and 2022, respectively. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized. At December 31, 2023, the Company has a net operating loss carryforward of approximately $5,104,000.

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

Transactions With a Major Customer

Transactions with a major customer and related economic dependence information is set forth (1) following our discussion of Liquidity and Capital Resources, (2) under the heading Major Customer in Note 20 to the Consolidated Financial Statements, and (3) in Business – Relationship with U.S. Foods, and (4) as the second item under Risk Factors.

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

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Revenue

Revenue decreased by $6,685,179 or approximately 8% to $72,218,996 for the year ended December 31, 2023 from $78,904,175 in the prior year. Our decrease in revenues is attributed to two major factors. First, one of our largest customers implemented a sales platform change affecting the customers’ ability to find and purchase the IVFH products they were used to purchasing. Second, as a result of executing phase one of our outlined three phased strategy, a conscious decision was made to scale back our direct-to-consumer eCommerce businesses which included a reduction of dedicated resources and marketing spend required to support such revenues.

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

Cost of goods sold

Our cost of goods sold for the year ended December 31, 2023 was $54,693,359, a decrease of $6,684,025 or approximately 11% compared to cost of goods sold of $61,377,384 for the year ended December 31, 2022. Cost of goods sold was made up of the following expenses for the year ended December 31, 2023: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $39,512,072; shipping, delivery, handling, and purchase allowance expenses in the amount of $14,595,564; and cost of goods associated with logistics of $585,723. Gross margins as a percentage of sales improved during the current period to 24.3% compared to 22.2% during the comparable period, as we continued implementing improved cost controls, better managed pricing, and focused more on product mix.

In 2024, we will continue to price our products in order to increase sales, gain market share and increase the number of our end users and customers. We currently expect, if market conditions, overall economic conditions, and our product revenue mix remain constant, that our cost of goods sold may increase and may result in a decrease in profit margin.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased by $943,152 or approximately 5% to $17,389,351 during the year ended December 31, 2023 compared to $18,332,503 for the year ended December 31, 2022. The decrease in selling, general, and administrative expenses was primarily due to a decrease in advertising and digital marketing costs in the amount of $1,157,945; a decrease in office, facilities, and vehicles cost of $461,559; a decrease in computer and IT costs of $101,761; and a decrease in banking and credit card fees of $80,665. These decreases were partially offset by an increase in payroll and related costs in the amount of $618,090, including an increase of $83,545 in non-cash compensation; an increase in insurance costs of $90,369; an increase in bad debt expense of $75,211; an increase in taxes of $43,333; and an increase in professional and legal fees of $42,253. The decrease in sales, general, and administrative expenses represent the results of our overall cost-cutting efforts as well as the restructuring of our marketing and advertising programs.

Index

Separation costs – executive officers

During the year ended December 31, 2023, the Company entered into the following separation agreements: (i) a separation agreement with its Prior CEO and current board member with a total cost of $1,819,199 consisting of cash payments of $250,000, a non-interest bearing note payable to Mr. Klepfish in the amount of $1,000,000, $1,199 of Cobra health insurance payments, and stock grants with a value of $568,000; (ii) a separation agreement with its prior Director of Strategic Acquisitions and prior board member with a total cost of $126,451 consisting of cash payments of $100,000 and $26,451 of Cobra health insurance payments; (iii) a separation agreement with its prior CFO with a total cost of $128,413 consisting of cash payments of $113,918 and $14,495 of Cobra health insurance payments. The aggregate separation costs for the year ended December 31, 2023 was $2,074,063; there were no such costs during the prior year.

Impairment of intangible assets

During the year ended December 31, 2023, the Company recorded an impairment of intangible assets in the amount of $1,315,822 consisting of impairment charges in the amount of $1,055,400 and $260,422 against the tradenames held by igourmet and Mouth, respectively. Due to our strategic decision to allocate fewer resources to our direct-to-consumer business, the determination was made that the cost of these assets was unlikely to be recovered.

Interest expense, net

Interest expense, net of interest income, increased by $289,167 or approximately 49% to $876,452 during the year ended December 31, 2023, compared to $587,285 during the year ended December 31, 2022. The increase was due primarily to an increase in interest accrued or paid on the Company’s commercial loans and notes payable in the amount of $404,186 due to higher interest rates and higher loan balances. The increase in interest expense was partially offset by a decrease in the amortization of loan fees in the amount of $112,463, from $115,760 in the prior year to $3,297 during the current year. In addition, interest income increased by $2,556, from $6,480 in the prior year to $9,036 in the current year.

Loss on sale of subsidiaries

On December 29, 2023, the Company sold 100% of their equity interests in Organic Food Brokers, LLC and Oasis Sales Corp. to a single buyer for a purchase price of $75,000. The Company recorded a loss in the amount of $45,022 on this transaction. There were no comparable transactions in the prior year.

Other income

During the year ended December 31, 2023, the Company recognized other income in the amount of $14,925 from the sale of a subscription based D2C revenue stream. During the year ended December 31, 2022, the Company recognized other income in the amount of $294,000 in connection with the termination of the interest rate swap.

Gain on sales of assets

During the year ended December 31, 2023, the Company recognized a gain in the amount of $9,360 in connection with the sale of a vehicle. There was no comparable transaction in the prior year.

Other leasing income

During the year ended December 31, 2023, the Company recognized income in the amount of $7,600 in connection with the lease of space in our Mountaintop warehouse facility, a decrease of $3,626 or approximately 32% compared to $11,226 during the year ended December 31, 2022.

Gain on contingent liabilities

During the year ended December 31, 2022, the Company recorded a total of $295,600 in gains on contingent liabilities. This was composed of two contingent liabilities recorded in connection with the igourmet acquisition on January 24, 2018, with a total remaining balance in the amount of $175,600; and two contingent liabilities recorded in connection with the Mouth acquisition on July 6, 2018, with a total remaining balance in the amount of $120,000. In each instance, the contingent event was not met, and the payment period has passed; accordingly, the Company has reversed these liabilities. There were no comparable transactions in the current year.

Index

Impairment of Investment

During the year ended December 31, 2022, we made the determination that our investments in seven food-related companies were unlikely to be recovered, and we recorded an impairment on these investments in the aggregate amount of $286,725. There were no comparable transactions in the current year.

Loss on extinguishment of debt

During the year ended December 31, 2022, we entered into a revolving line of credit agreement and two term loan agreements with MapleMark Bank, replacing our revolving line of credit and term loans with Fifth Third Bank. We wrote off the existing discounts to the Fifth Third Bank loans in the amount of $40,556 resulting in a loss on extinguishment of debt. There was no comparable transaction during the current year.

Income tax expense

During the year ended December 31, 2023, the Company paid federal income taxes in the amount of $15,834 in connection with an audit of the year ended December 31, 2017. There was no such charge during the prior period.

Net loss from continuing operations

For the reasons above, the Company had a net loss from continuing operations for the year ended December 31, 2023 of $4,159,022, an increase of $3,039,570 or approximately $271% compared to a net loss from continuing operations of $1,119,452 during the year ended December 31, 2022. The loss for the year ended December 31, 2023 includes a net total of $2,355,220 in non-cash charges, including charges for non-cash compensation in the amount of $405,503; depreciation expense of $526,274; impairment of intangible assets of $1,315,822; amortization of prepaid loan fees of $3,297; amortization of intangible assets in the amount of $30,994; and provision for doubtful accounts of $73,330 The loss for the year ended December 31, 2022 includes a total of $1,580,162 in non-cash charges, including charges for non-cash compensation in the amount of $576,964; depreciation expense of $520,848; impairment of investment of $286,725; provision for doubtful accounts of $(1,915); amortization of prepaid loan fees of $115,760; loss on extinguishment of debt of $40,556, and amortization of intangible assets in the amount of $41,224.

Net loss from discontinued operations

During the year ended December 31, 2023, the Company had a net loss from discontinued operations in the amount of $196,130, a decrease in the amount of $34,420 or approximately 15% compared to a net loss from discontinue operations in the amount of $230,550 during the prior year.

Liquidity and Capital Resources at December 31, 2023

As of December 31, 2023, the Company had current assets of $13,641,149, consisting of cash and cash equivalents of $5,327,016; trade accounts, net receivable of $4,307,726; inventory of $2,973,134; other current assets of $287,528; assets held for sale of $649,884, and current assets of discontinued operations of $95,861. Also at December 31, 2023, the Company had current liabilities of $8,640,993, consisting of trade payables and accrued liabilities of $6,252,951; accrued separation costs, related parties of $463,911; accrued interest of $95,942, deferred revenue of $1,312,837, stock appreciation rights liability of $255,020; current portion of notes payable of $121,041, current portion of operating lease liability of $17,131, current portion of financing lease liability of $115,738; and current liabilities of discontinued operations of $6,422.

During the year ended December 31, 2023, the Company had cash used in operating activities of $435,562. Cash flow used in operations consisted of the Company’s consolidated net loss of $4,355,152 less impairment of intangible assets of $1,315,822; depreciation and amortization of $557,268; stock-based compensation in the amount of $405,503; value of stock appreciation rights of $255,020; provision for inventory of $189,582; provision for doubtful accounts of $73,330; amortization of right of use asset of $51,756; loss on sale of subsidiaries of $45,022; amortization of discount on notes payable of $3,297; and gain on the disposition of assets of $(9,360). In addition, the Company’s cash position increased by $1,032,350 as a result of changes in the components of current assets and current liabilities.

The Company had cash used in investing activities of $36,332 for the year ended December 31, 2023, which consisted of cash paid for the acquisition of property and equipment in the amount of $122,403, partially offset by cash received from the sale of subsidiaries of $75,000 and cash received from the sale of assets of $11,071.

Index

The Company had cash provided by financing activities of $994,831 for the year ended December 31, 2023, which consisted of cash received from notes payable, net in the amount of $3,285,588; partially offset by principal payments on the line of credit in the amount of $2,014,333; principal payments on debt of $187,611; and principal payments on financing leases of $88,813.

The Company had net working capital of $5,000,156 as of December 31, 2023. The Company had cash used in operating activities during the year ended December 31, 2023 in the amount of $435,562, compared to $599,086 during the year ended December 31, 2022. The Company intends to continue to focus on increasing market share and cash flow from operations by focusing its sales activities on specific market segments and new product lines and improving operating efficiencies. Currently, we do not have any material long-term obligations other than those described in Note 14 to the financial statements included in this report. As we seek to increase our sales of new items and enter new markets, acquire new businesses as well as identify new food oriented products and services, we may use existing cash reserves, long-term financing, or other means to finance such diversification, although no assurance can be given that such growth will occur.

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

If the Company’s cash flow from operations is insufficient to fully implement its business plan disclosed below, the Company may require additional financing in order to execute its operating plan. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.

In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

2024 Plans

As discussed in our earnings calls and press releases over the past year, we are dividing our journey into three distinct phases: 1) Stabilization, 2) Laying the Foundation for Growth, and 3) Build and Scale.

Our first phase is focused on the stabilization of our business. We need to build a track record of consistently delivering a profitable business model and positive cash flow. This is why we’ve been focused so heavily on right sizing our margins, expenses, and uses of cash. During this phase we have been clear that we expected revenues to decline as we worked through some revenue headwinds at one key customer, and exited unprofitable or non-core businesses, helping us focus the business on the core, profitable Professional Chef business. We expect to return to revenue growth by the back half of 2024 as we complete the stabilization phase.

We’re calling our second phase “Laying the Foundation for Growth,” which will entail considering making several strategic investments to build a next generation business model. Our goal will be to design a best-in-class value proposition that serves our customers in a differentiated way, and transparently demonstrates the profitable business model we expect to build. We anticipate this phase will last 12-18 months. Our growth focus during this phase falls into three buckets: 1) growing our business with existing customers with a more structured sales team with appropriate incentives, expanding our assortment of products with a much higher focus on fresh categories, and working to lower prices through improved sourcing and negotiation tactics; 2) establishing relationships with new customers to prove out the broader appeal of our value proposition, and de-risk our customer concentration; and 3) launching or buying entirely new sales channels which serve incremental customers and market share opportunities.

Then we’ll move to phase three, which we’re calling: “Build and Scale.” By this point, we will have a clear view of where we’re headed, and the outsized benefits of getting there. This measured approach to growth will ensure we only scale business models we can prove will drive accretive growth for the company.

As we move through these three phases, we believe that there are lateral opportunities in the food industry and related markets. We may consider the possibility of acquiring specialty food manufacturers, specialty food distributors, or specialty food brands. We anticipate that any acquisition could potentially involve the issuance of additional shares of our common stock or third party financing, which may not be available on acceptable terms. No acquisition will be consummated without thorough due diligence. No assurance can be given that we will be able to identify and successfully conclude negotiations with any potential target.

Index

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

In the opinion of management, inflation has had a material effect on the Company’s financial condition and results of its operations. The Company has seen inflation across its costs for fuel, shipping, cost of goods, and marketing. Balancing the management of these increases with the willingness of our customers to pay higher prices will be a key focus for the Company this year. However, no assurance can be given that we will be successful and inflationary pressure on our profits will likely continue into 2024.

Transactions with Major Customers

The Company's largest customer, U.S. Foods, Inc. and its affiliates, accounted for approximately 47% and 49% of total sales in the years ended December 31, 2023 and 2022, respectively; and approximately 47% of total sales in the fourth quarter of 2023 compared to 46% of total sales in the fourth quarter of 2022. A contract between our subsidiary, Food Innovations, and USF entered an optional renewal period in December 2012 but was automatically extended for an additional 12 months in each of January 1, 2013 and 2014. On January 26, 2015 we executed a contract directly between Food Innovations, Inc., our wholly-owned subsidiary, and U.S. Foods, Inc. The term of the Agreement was from January 1, 2015 through December 31, 2016 and provided for a limited number of automatic annual renewals thereafter if no party gives the other 30 days' notice of its intent not to renew. Based on the terms, the Agreement was extended through 2018. Effective January 1, 2018 the Agreement was further amended to remove the cap on renewals, and provide for an unlimited number of additional 12-month terms unless either party notifies the other in writing, 30 days prior to the end date, of its intent not to renew.

In addition, during the year ended December 31, 2023 and 2022, sales to Gate Gourmet accounted for approximately 15% and 13% of total sales, respectively.

Index

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and Board of Directors
Innovative Food Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Innovative Food Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2023 and 2022 and the related consolidated statements of operations, stockholders’ equity and cash flows for the each of the two years in the period ended December 31, 2023 and the related consolidated notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We did not identify any critical audit matters that need to be communicated.

We have served as the Company’s auditor since 2022

Margate, Florida

March 21, 2024

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

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO: 1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA: 2000 Banks Road, Suite 218 | Margate, FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

Index

Innovative Food Holdings, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022

ASSETS
Current assets
Cash and cash equivalents	$5,327,016	$4,779,694
Accounts receivable, net	4,307,726	4,794,570
Inventory, net	2,973,134	3,053,852
Other current assets	287,528	234,973
Assets held for sale	649,884	-
Current assets - discontinued operations	95,861	348,988
Total current assets	13,641,149	13,212,077

Property and equipment, net	7,000,015	7,921,561
Right of use assets, operating leases, net	28,519	152,425
Right of use assets, finance leases, net	436,403	570,323
Other amortizable intangible assets, net	-	30,994
Tradenames and other unamortizable intangible assets	217,000	1,532,822
Total assets	$21,323,086	$23,420,202

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$6,252,951	6,832,201
Accrued separation costs, related parties, current portion	463,911	-
Accrued interest	95,942	18,104
Deferred revenue	1,312,837	1,556,231
Line of Credit	-	2,014,333
Stock appreciation rights liability	255,020	-
Notes payable - current portion	121,041	5,711,800
Lease liability - operating leases, current	17,131	64,987
Lease liability - finance leases, current	115,738	191,977
Current liabilities - discontinued operations	6,422	22,976
Total current liabilities	8,640,993	16,412,609

Note payable, net of discount	8,855,000	-
Accrued separation costs, related parties, non-current	791,025	-
Lease liability - operating leases, non-current	11,388	87,438
Lease liability - finance leases, non-current	219,266	333,092
Total liabilities	18,517,672	16,833,139

Commitments & Contingencies (see note 19)
Stockholders' equity
Common stock: $0.0001 par value; 500,000,000 shares authorized; 52,538,100 and 49,427,297 shares issued, and 49,714,929 and 46,589,717 shares outstanding at December 31, 2023 and December 31, 2022, respectively	5,251	4,938
Additional paid-in capital	42,762,811	42,189,471
Common stock to be issued, 0 and 1,499,940 shares at December 31, 2023 and December 31, 2022, respectively	-	150
Treasury stock: 2,623,171 shares outstanding at December 31, 2023 and December 31, 2022	(1,141,370)	(1,141,370)
Accumulated deficit	(38,821,278)	(34,466,126)
Total stockholders' equity	2,805,414	6,587,063

Total liabilities and stockholders' equity	$21,323,086	$23,420,202

See notes to consolidated financial statements.

Index

Innovative Food Holdings, Inc.

Consolidated Statements of Operations

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2023	2022

Revenue	$72,218,996	$78,904,175
Cost of goods sold	54,693,359	61,377,384
Gross margin	17,525,637	17,526,791

Selling, general and administrative expenses	17,389,351	18,332,503
Separation costs - executive officers	2,074,063	-
Impairment of intangible assets	1,315,822	-
Total operating expenses	20,779,236	18,332,503

Operating loss	(3,253,599)	(805,712)

Other income (expense:)
Interest expense, net	(876,452)	(587,285)
Loss on sale of subsidiaries	(45,022)	-
Other income	14,925	294,000
Gain on sale of assets	9,360	-
Other leasing income	7,600	11,226
Gain on contingent liability	-	295,600
Impairment of investment	-	(286,725)
Loss on extinguishment of debt	-	(40,556)
Total other expense	(889,589)	(313,740)

Net loss before taxes	(4,143,188)	(1,119,452)

Income tax expense	15,834	-

Net loss from continuing operations	$(4,159,022)	$(1,119,452)

Net loss from discontinued operations	$(196,130)	$(230,550)

Consolidated net loss	$(4,355,152)	$(1,350,002)

Net loss per share from continuing operations - basic	$(0.08)	$(0.02)

Net loss per share from continuing operations - diluted	$(0.08)	$(0.02)

Net loss per share from discontinued operations - basic	$(0.00)	$(0.00)

Net loss per share from discontinued operations - diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	49,076,880	47,129,511

Weighted average shares outstanding - diluted	49,076,880	47,129,511

See notes to consolidated financial statements.

Index

Innovative Food Holdings, Inc.

Consolidated Statement of Changes in Stockholders' Equity

For the Years Ended December 31, 2023 and 2022

	Common Stock		Common Stock to be issued		Additional Paid-in	Treasury Stock		Accumulated
	Amount	Value	Amount	Value	Capital	Amount	Value	Deficit	Total

Balance - December 31, 2021	48,114,557	$4,806	764,774	$76	$41,662,710	2,623,171	$(1,141,370)	$(33,116,124)	$7,410,098
Fair value of vested stock and stock options	-	-	1,871,604	188	516,830	-	-	-	517,018
Common stock issued for services	176,302	18	-	-	59,931	-	-	-	59,949
Offering expenses for stock previously sold for cash	-	-	-	-	(50,000)	-	-	-	(50,000)
Shares issued to management and employees, previously accrued	1,136,438	114	(1,136,438)	(114)	-	-	-	-	-
Net loss for year ended December 31, 2022	-	-	-	-	-	-	-	(1,350,002)	(1,350,002)
Balance - December 31, 2022	49,427,297	$4,938	1,499,940	$150	$42,189,471	2,623,171	$(1,141,370)	$(34,466,126)	$6,587,063

Balance - December 31, 2022	49,427,297	$4,938	1,499,940	$150	$42,189,471	2,623,171	$(1,141,370)	$(34,466,126)	$6,587,063
Shares issued for compensation	-	-	222,380	22	50,658	-	-	-	50,680
Shares issued to management and employees from common stock subscribed	875,000	87	(875,000)	(87)	-	-	-	-	-
Fair value of shares under compensation plan	-	-	-	-	242,654	-	-	-	242,654
Shares issued under severance agreement	400,000	40	-	-	167,960	-	-	-	168,000
Common stock issued to employees for compensation	267,030	27	-	-	112,142	-	-	-	112,169
Common stock issued under management compensation plan	678,302	68			(68)	-	-	-	-
Common stock issued from common stock subscribed	832,911	85	(847,320)	(85)	-	-	-	-	-
Common stock issued for cashless exercise of stock options	57,560	6			(6)	-	-	-	-
Net loss for year ended December 31, 2023	-	-	-	-	-	-	-	(4,355,152)	(4,355,152)
Balance – December 31, 2023	52,538,100	$5,251	-	$-	$42,762,811	2,623,171	$(1,141,370)	$(38,821,278)	$2,805,414

See notes to consolidated financial statements.

Index

Innovative Food Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(4,355,152)	$(1,350,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on contingent liabilities	-	(295,600)
Gain on disposition of asset	(9,360)	-
Loss on sale of subsidiaries	45,022	-
Impairment of investment	-	286,725
Impairment of intangible assets	1,315,822	-
Depreciation and amortization	557,268	562,072
Allowance for slow moving and obsolete inventory	189,582	-
Amortization of right of use asset	51,756	66,740
Amortization of prepaid loan fees	3,297	115,760
Stock based compensation	405,503	576,964
Value of stock appreciation rights	255,020	-
Loss on extinguishment of debt	-	40,556
Provision (recoveries) for doubtful accounts	73,330	(1,915)

Changes in assets and liabilities:
Accounts receivable, net	479,247	(1,710,716)
Inventory and other current assets, net	(135,593)	80,807
Accounts payable and accrued liabilities	(439,336)	1,169,514
Accrued separation costs - related parties	1,422,937	-
Deferred revenue	(243,149)	(73,251)
Operating lease liability	(51,756)	(66,740)
Net cash used in operating activities	(435,562)	(599,086)

Cash flows from investing activities:
Acquisition of property and equipment	(122,403)	(114,966)
Cash received from sale of subsidiaries	75,000	-
Cash received from disposition of asset	11,071	-
Net cash used in investing activities	(36,332)	(114,966)

Cash flows from financing activities:
Payment of offering costs for stock previously issued	-	(50,000)
Cash received from notes payable, net of costs	3,285,588	-
Principal payments on debt	(187,611)	(172,422)
Principal payments financing leases	(88,813)	(176,494)
Principal payments on line of credit	(2,014,333)	-
Cost of debt financing	-	(110,305)
Net cash provided by (used in) financing activities	994,831	(509,221)

Increase (decrease) in cash and cash equivalents	522,937	(1,223,273)

Cash and cash equivalents at beginning of period	4,899,398	6,122,671

Cash and cash equivalents at end of period – continuing operations	$5,327,016	$4,779,694
Cash and cash equivalents at end of period – discontinued	$95,319	$119,704
Cash and cash equivalents at end of period – total	$5,422,335	$4,899,398

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$802,076	$461,563

Taxes	$-	$-

Non-cash investing and financing activities:
(Decrease) Increase in right of use assets & liabilities	$-	$(13,216)
Finance lease for fixed assets	$-	$42,500
Debt to Fifth Third Bank paid directly by Maple Mark Bank	$-	$7,686,481
Par value of shares issued, previously accrued	$87	$-
Issuance of common stock for severance agreement previously accrued	$168,000	$-
Reclassify fixed assets as held for sale	$649,984	$-

See notes to consolidated financial statements.

Index

INNOVATIVE FOOD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

1. NATURE OF ACTIVITIES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited consolidated financial statements include those of Innovative Food Holdings, Inc. and all of its wholly-owned subsidiaries (collectively, the “Company”) and have been prepared in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-K. All intercompany transactions have been eliminated in consolidation. In the opinion of management, the audited consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented.

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

Restructuring

During the fourth quarter of 2023 we made the decision to focus more on our Business to Business (B2B) activities and less on our Direct to Consumer (D2C) products. Our subsidiaries GROW and Oasis were sold effective December 29, 2023; Haley is being held for sale; and the activities of P Innovations will be abandoned. Our remaining D2C business, primarily operated within iGourmet and Mouth, will be downsized. See note 2.

Discontinued Operations

During the fourth quarter of 2023 we made the decision to discontinue certain of our business activities. Our subsidiaries GROW and Oasis were sold effective December 29, 2023; Haley is being held for sale; and the activities of P Innovations will be abandoned. See note 2. Pursuant to the guidance of ASC 205-20 Presentation of Financial Statements – Discontinued Operations, the accounts of these entities have been included in “Net loss from discontinued operations” in our consolidated statements of operations. Additionally, the assets and liabilities of these entities have been presented as discontinued operations in our consolidated balance sheets as of December 31, 2023 and December 31, 2022. See Note 2.

Use of Estimates

The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounts subject to estimate and judgements are allowance for accounts receivable, allowance for slow moving and obsolete inventory, income taxes, intangible assets, contingent liabilities, operating and finance right of use assets and liabilities, and equity-based instruments. Actual results may differ from these estimates under different assumptions or conditions. We believe our estimates have not been materially inaccurate in past years, and our assumptions are not likely to change in the foreseeable future.

Reclassifications

Certain amounts presented in the financial statements of the prior period have been reclassified to conform with the current period presentation of discontinued operations. See note 2.

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

Disaggregation of Revenue

The following table represents a disaggregation of revenue by from sales for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,
	2023	2022
Specialty foodservice	$59,845,130	$64,012,458
E-Commerce	11,220,086	13,964,684
Warehouse and Logistic Services	1,153,780	927,033
Total	$72,218,996	$78,904,175

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At December 31, 2023 and 2022, trade receivables from the Company’s largest customer amounted to 26% and 20%, respectively, of total trade receivables. During the year ended December 31, 2023 and 2022, sales from the Company’s largest customer amounted to 47% and 49% of total sales, respectively.

Index

The Company maintains cash balances in excess of Federal Deposit Insurance Corporation limits. At December 31, 2023 and 2022, the total cash in excess of these limits was $988,825 and $3,205,568, respectively.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts pursuant to the guidance of Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326) as codified in Accounts Standards Codification (ASC) 326, Financial Instruments – Credit Losses. Under ASC 326, the Company utilizes a current and expected credit loss (CECL) impairment model. ASU 2016-13 became effective for us on January 1, 2023. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $46,477 and $340,225 at December 31, 2023, and 2022, respectively.

Assets Held for Sale

Assets held for sale include the net book value of property and equipment that the Company plans to sell within the next year. Long-lived assets that meet the held for sale criteria are held for sale and reported at the lower of their carrying value or fair value, less estimated costs to sell. If the determination is made that the Company no longer expects to sell an asset within the next year, the asset is reclassified out of assets held for sale.

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

Inventories

Inventory is valued at the lower of cost or market and is determined by the first-in, first-out method. In addition to an allowance for obsolete or slow moving inventory, the Company adjusts inventory based upon bi-weekly cycle counts and upon the expiration date of food products.

Deferred Revenue

Certain customer arrangements in the Company's business such as gift cards and e-commerce subscription purchases result in deferred revenues when cash payments are received in advance of performance. Gift cards issued by the Company generally have an expiration of five years from the date of purchase. The Company records a liability for unredeemed gift cards and advance payments for monthly club memberships as cash is received, and the liability is reduced when the card is redeemed or the product delivered.

The following table represents the changes in deferred revenue as reported on the Company’s consolidated balance sheets:

Balance as of December 31, 2021	$1,631,406
Cash payments received	1,833,947
Net sales recognized	(1,909,122)
Balance as of December 31, 2022	$1,556,231

Cash payments received	3,162,005
Net sales recognized	(3,405,399)
Balance as of December 31, 2023	$1,312,837

Index

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with ASC 740. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred tax assets and liabilities are classified as current and non-current based on their characteristics. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. This standard was adopted by the Company effective January 1, 2021.

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

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. During the year ended December 31, 2023, the Company made the strategic decision to allocate fewer resources to our D2C products; pursuant to this decision, we made the determination that the carrying value of the tradenames held by our subsidiaries iGourmet and Mouth could not be recovered. Accordingly, the Company recorded impairment charges in the amounts of $1,055,400 and $260,422 against the tradenames held by iGourmet and Mouth, respectively, reducing the carrying value of these intangible assets to $0.

Cost Method Investments

The Company has made several investments in early stage private food related companies and are accounting for these investments under the cost method. At December 31, 2022, the Company made the determination that it was unlikely to recover the cost of these investments, and recorded an impairment in the amount of $286,725.

Basic and Diluted Income Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options and warrants to purchase common stock, and convertible debt. Basic and diluted net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period.

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation.

Index

Dilutive shares at December 31, 2023:

Stock Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company at December 31, 2023:

		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Price	of Options	Life (years)
$0.41	125,000	0.32
$0.50	125,000	0.32
$0.60	50,000	1.99
$1.00	50,000	1.99
$0.55	350,000	0.80

Restricted Stock Awards

At December 31, 2023, there are 300,000 unvested restricted stock awards remaining from grants in a prior year. Those 300,000 restricted stock awards will vest as follows: 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days.

Stock-based compensation

During the year ended December 31, 2023, the Company charged the amount of $293,334 to operations in connection with management stock-based compensation plans. The Company also charged the amount of $112,169 to operations in connection 267,030 shares of common stock granted to three employees as compensation. See note 16.

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

2. DISCONTINUED OPERATIONS

During the fourth quarter of fiscal 2023, in connection with an analysis of the Company’s sales mix and profitability by service offering, management made the strategic decision to focus on the Company’s Business to Business (B2B) service offering and to allocate fewer resources to and in some cases to sell certain of the Company’s subsidiaries involved in our Direct to Consumer (D2C) service offerings. Pursuant to this strategy, on December 29, 2023, the Company completed the sales of its Grow and Oasis subsidiaries (see note 3). In addition, Haley is being held for sale, and the operations of P Innovations will be abandoned. We have recorded the accounts of these entities pursuant to the guidance of ASC 205-20 and have classified the accounts of these entities as discontinued operations in the Company’s financial statements for the years ended December 31, 2023 and 2022.

The following information presents the major classes of line item of assets and liabilities included as part of discontinued operations in the consolidated balance sheets:

	December 31,	December 31,
	2023	2022
Current assets - discontinued operations:
Cash	$95,319	$119,704
Accounts receivable	501	174,825
Inventory	41	-
Other current assets	-	54,459
Total current assets - discontinued operations	$95,861	$348,988

Current liabilities - discontinued operations:
Accounts payable and accrued liabilities	$986	$21,052
Accrued payroll and related liabilities	3,267	-
Deferred revenue	2,169	1,924
Total current liabilities - discontinued operations	$6,422	$22,976

Index

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations:

	Year Ended
	December 31,	December 31,
	2023	2022
Revenue	$1,242,673	$1,198,789
Cost of goods sold	(56,955)	(37,381)
Gross margin	1,185,718	1,161,408

Selling, general, and administrative expenses	(1,382,983)	(1,393,091)

Interest income	1,135	1,133
Loss from discontinued operations, net of tax	$(196,130)	$(230,550)

The following information presents the major classes of line items constituting significant operating and investing cash flow activities in the consolidated statements of cash flows relating to discontinued operations:

	Year Ended
	December 31,	December 31,
	2023	2022

Accounts receivable	$-	$(140,382)
Other assets	$(54,459)	$1,809
Accounts payable and accrued liabilities	$(17,285)	$1,623
Deferred revenue	$245	$1,924

3. SALE OF SUBSIDIARIES

On December 29, 2023, the Company sold 100% of the equity interests in Organic Food Brokers, LLC (“OFB, GROW”) and Oasis Sales Corp. “(Oasis”) to a single buyer for a purchase price of $75,000. The Company recorded a loss in the amount of $45,022 on this transaction.

4. ACCOUNTS RECEIVABLE

At December 31, 2023 and 2022, accounts receivable consists of:

	2023	2022
Accounts receivable from customers	$4,354,203	$4,794,570
Allowance for credit losses	(46,477)	-
Accounts receivable, net	$4,307,726	$4,794,570

During the years ended December 31, 2023 and 2022, the Company charged (recovered) the amount of $73,330 and $(1,915), respectively, to bad debt expense.

5. INVENTORY

Inventory consists of specialty food products. At December 31, 2023 and 2022, inventory consisted of the following:

	2023	2022
Finished goods inventory	$3,162,716	$3,053,852
Allowance for slow moving & obsolete inventory	(189,582)	-
Finished goods inventory, net	$2,973,134	$3,053,852

Index

6. PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022
Land	$1,079,512	$1,256,895
Building	6,571,496	7,191,451
Computer and Office Equipment	597,834	609,018
Warehouse Equipment	477,090	378,957
Furniture and Fixtures	940,960	1,021,481
Vehicles	58,353	109,441
Total before accumulated depreciation	9,725,245	10,567,243
Less: accumulated depreciation	(2,725,230)	(2,645,682)
Total	$7,000,015	$7,921,561

Depreciation expense for property and equipment amounted to $392,354 and $379,632 for the years ended December 31, 2023 and 2022, respectively, which is recorded in selling, general & administrating expenses on the Company’s statement of operations. During the year ended December 31, 2023, the Company disposed of a vehicle with a cost of $51,091 and accumulated depreciation of $49,380.

7. PROPERTY AND EQUIPMENT CLASSIFIED AS HELD FOR SALE

Assets held for sale include the net book value of property and equipment the Company plans to sell within the next year. Long lived assets that meet the criteria are held for sale and reported at the lower of their carrying value or fair value less estimated cost to sell.

As of December 31, 2023, the Company classified the land, building, leasehold improvements, and certain equipment located at 28411 Race Track Road, Bonita Springs, Florida, 34135. See note 22. These net book value of these assets consisted of the following at December 31, 2023:

December 31,
2023

Land	$177,383
Building	431,147
Furniture, fixtures, and equipment	41,313
Total	$649,843

8. RIGHT OF USE (“ROU”) ASSETS AND LEASE LIABILITIES – OPERATING LEASES

The Company has operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 3 years, some of which include options to extend.

The Company’s lease expense for the years ended December 31, 2023 and December 31, 2022 was entirely comprised of operating leases and amounted to $58,915 and $78,849, respectively. The Company’s ROU asset amortization for the years ended December 31, 2023 and December 31, 2022 was $51,756 and $66,740, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

Right of use assets – operating leases are summarized below:

	December 31, 2023	December 31, 2022
Warehouse equipment	$21,869	$36,170
Office	-	106,601
Office equipment	6,650	9,654
Right of use assets, net	$28,519	$152,425

Index

Operating lease liabilities are summarized below:

	December 31, 2023	December 31, 2022
Warehouse equipment	$21,869	$36,170
Office	-	106,601
Office equipment	6,650	9,654
Lease liability	$28,519	$152,425
Less: current portion	(17,131)	(64,987)
Lease liability, non-current	$11,388	$87,438

Maturity analysis under these lease agreements are as follows:

Year ended December 31, 2024	$18,531
Year ended December 31, 2025	11,684
Total	$30,215
Less: Present value discount	(1,696)
Lease liability	$28,519

During the year ended December 31, 2023, the Company recorded the removal of a right of use asset and lease liability in the amount of $72,150 due to the termination of an office lease. During the year ended December 31, 2022, the Company recorded the removal of a right to use asset and lease liability in the amount of $13,216 due to damage to the asset.

9. RIGHT OF USE ASSETS – FINANCING LEASES

The Company has financing leases for vehicles and warehouse equipment. (See note 15.) Right of use asset – financing leases are summarized below:

	December 31, 2023	December 31, 2022
Vehicles	404,858	404,858
Warehouse Equipment	555,416	555,416
Total before accumulated depreciation	960,274	960,274
Less: accumulated depreciation	(523,871)	(389,951)
Total	$436,403	$570,323

Depreciation expense on right of use assets for the years ended December 31, 2023 and 2022 was $133,920 and $141,216, respectively.

During the year ended December 31, 2022 the Company recorded right of use assets and lease liabilities in the amount of $42,500 due to the execution of new financing lease agreements.

Index

Financing lease liabilities are summarized below:

	December 31, 2023	December 31, 2022

Financing lease obligation under a lease agreement for a forklift dated July 12, 2021 in the original amount of $16,070 payable in thirty-six monthly installments of $489 including interest at the rate of 6.01%. During the year ended December 31, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $5,512 and $354, respectively. During the year ended December 31, 2022, the Company made principal and interest payments on this lease obligation in the amounts of $5,192 and $675, respectively.	$2,884	$8,396

Financing lease obligation under a lease agreement for a pallet truck dated July 15, 2021 in the original amount of $5,816 payable in thirty-six monthly installments of $177 including interest at the rate of 6.01%. During the year ended December 31, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $1,996 and $128, respectively. During the year ended December 31, 2022, the Company made principal and interest payments on this lease obligation in the amounts of $1,879 and $244, respectively.	$1,044	$3,040

Financing lease obligation under a lease agreement for warehouse furniture and equipment truck dated October 14, 2020 in the original amount of $514,173 payable in sixty monthly installments of $9,942 including interest at the rate of 6.01%. During the year ended December 31, 2023, the Company made principal and interest payments on this lease obligation in the amount of $104,019 and $15,289, respectively. During the year ended December 31, 2022, the Company made principal and interest payments on this lease obligation in the amount of $97,964 and $21,337, respectively.	$197,707	$301,726

Financing lease obligation under a lease agreement for a truck dated March 31, 2020 in the original amount of $152,548 payable in eighty-four monthly installments of $2,188 including interest at the rate of 5.44%. During the year ended December 31, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $21,467 and $4,788, respectively. During the year ended December 31, 2022, the Company made principal and interest payments on this lease obligation in the amounts of $20,334 and $5,923, respectively.	$76,218	$97,685

Financing lease obligation under a lease agreement for a truck dated November 5, 2018 in the original amount of $128,587 payable in seventy monthly installments of $2,326 including interest at the rate of 8.33%. During the year ended December 31, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $25,252 and $2,657, respectively. During the year ended December 31, 2022, the Company made principal and interest payments on this lease obligation in the amounts of $23,240 and $4,669 respectively.	$18,035	$43,287

Financing lease obligation under a lease agreement for a truck dated August 23, 2019 in the original amount of $80,413 payable in eighty-four monthly installments of $1,148 including interest at the rate of 5.0%. During the year ended December 31, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $11,787 and $1,988, respectively. During the year ended December 31, 2022, the Company made principal and interest payments on this lease obligation in the amounts of $11,215 and $2,562, respectively.	$33,322	$45,109

Financing lease obligation under a lease agreement for a truck dated February 4, 2022 in the original amount of $42,500 payable in twenty-four monthly installments of $1,963 including interest at the rate of 10.1%. During the year ended December 31, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $20,032 and $1,564, respectively. During the year ended December 31, 2022, the Company made principal and interest payments on this lease obligation in the amounts of $16,675 and $740, respectively.	$5,794	$25,826

Total	$335,004	$525,069

Current portion	$115,738	$191,977
Long-term maturities	219,266	333,092
Total	$335,004	$525,069

Index

Aggregate maturities of lease liabilities – financing leases as of December 31, 2023 are as follows:

For the year ended December 31,

2024	$173,250
2025	124,232
2026	33,175
2027	4,347
Total	$335,004

10. INTANGIBLE ASSETS

The Company acquired certain intangible assets pursuant to the acquisitions through Artisan, Oasis, igourmet, OFB, Haley, and M Innovations. These assets include non-compete agreements, customer relationships, trade names, internally developed technology, and goodwill. The Company has also capitalized the development of its website.

Other Amortizable Intangible Assets

Other amortizable intangible assets consist of $1,055,400 of trade names held by igourmet, $260,422 of trade names held by Mouth, and $217,000 of trade names held by Artisan. The Company followed the guidance of ASC 360 “Property, Plant, and Equipment” (“ASC 360”) in assessing these assets for impairment. ASC 360 states that impairment testing should be completed whenever events or changes in circumstances indicate the asset’s carrying value may not be recoverable. During the year ended December 31, 2023, the Company made the strategic decision to allocate fewer resources to our D2C products; pursuant to this decision, we made the determination that it was unlikely that the carrying value of tradenames held by igourmet in the amount were recoverable. Accordingly, we recorded impairments to these assets in the amounts of $1,055,400 and $260,422, respectively.

The Company acquired certain intangible assets pursuant to the acquisitions through Artisan, Oasis, igourmet, OFB, Haley, and M Innovations. The following is the net book value of these intangible assets:

	December 31, 2023
		Accumulated
	Cost	Amortization	Net
Trade Name	217,000	-	217,000
Internally Developed Technology	875,643	(875,643)	-
Website	84,000	(84,000)	-
Total	$1,176,643	$(959,643)	$217,000

	December 31, 2022
		Accumulated
	Cost	Amortization	Net
Trade Name	1,532,822	-	1,532,822
Internally Developed Technology	875,643	(875,643)	-
Website	84,000	(53,006)	30,994
Total	$2,491,925	$(926,649)	$1,563,276

The trade names are not considered finite-lived assets and are not being amortized.

Index

11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2023 and December 31, 2022 are as follows:

	December 31, 2023	December 31, 2022
Trade payables and accrued liabilities	$6,046,396	$6,599,675
Accrued payroll and commissions	206,555	232,526
Total	$6,252,951	$6,832,201

12. ACCRUED SEPARATION COSTS – RELATED PARTIES

On February 3, 2023, the Company entered into a Severance Note, an Agreement and General Release, and a Side Letter thereto with Sam Klepfish (the “SK Agreements”), its prior CEO and a current board member. The SK Agreements provide, among other things, for Mr. Kelpfish’s resignation from all positions with the Company and its subsidiaries on February 28, 2023, except that Mr. Klepfish will remain a director and member of the board of the Company, confidentiality and non-disparagement conditions, nomination of Mr. Klepfish for future election to the board of directors at least through the 2024 general meeting of shareholders based on certain minimum stock ownership and Board Observer rights when Mr. Klepfish is no longer a director but maintains certain minimum agreed upon stock ownership. The payment terms are $250,000 upon effectiveness and an additional $1,000,000 payable in weekly payments of $6,410.26 from March 8, 2023 through March 6, 2026. The $250,000 was paid into an escrow account with the requirement that they are released to Mr. Klepfish on his separation date. The $1,000,000 portion is in the form of an unsecured, non-interest bearing note payable to Mr. Klepfish. The SK Agreements also call for the delivery of 400,000 shares of the Company’s common stock valued at $168,000 based upon the closing price of the Company’s common stock on Mr. Klepfish’s separation date of February 28, 2023 (see note 16); in addition, for delivery on June 1, 2027 of additional shares of the Company’s common stock equal to the greater of (i) the number of shares with an aggregate fair market value of $400,000 on such date, or (ii) 266,666 shares. The Company also agreed to pay a total of $1,199 of Cobra insurance costs on behalf of Mr. Klepfish over eighteen months. The total amount accrued in connection with the SK Agreements was $1,819,199.

On February 28, 2023, the Company entered into a separation agreement (the “Wiernasz Separation Agreement”) with Justin Wiernasz, its prior director and previous Director of Strategic Acquisitions. Pursuant to the Wiernasz Separation Agreement, the Company agreed to a payment of $100,000 in cash as follows: $33,333 upon execution of the agreement, $33,333 on March 15, 2023, and $33,334 on April 15, 2023. The Company also agreed to make the Cobra insurance payments on behalf of Mr. Wiernasz in the amount of $2,548 per month for twelve months with a maximum of $26,451. The total amount accrued in connection with the Wiernasz Separation Agreement was $126,451.

On February 6, 2024, the Company entered into a separation agreement with Richard Tang, its Chief Financial Officer (the “Tang Separation Agreement”) effective as of December 31, 2023. Pursuant to the Tang Separation Agreement, the Company will pay to Mr. Tang, in equal installments over a five month period, the gross sum of $113,918. In addition, Mr. Tang may submit for reimbursement up to $4,000 of legal expenses connected with the review of this separation agreement. The severance payment will be made in the following installments: (i) $25,890 to be paid the week of March 4, 2024; (ii) $5,178 to be paid each successive week for seventeen weeks beginning the week of March 11, 2024, until the Severance Payment is completed. In addition, if Tang timely elects to continue his group health insurance benefits under the Consolidated Omnibus Reconciliation Act (“COBRA”), the Company will reimburse Tang’s group health insurance premiums (“COBRA Premiums”) for the lesser of: (a) the period of time Employee is eligible to continue his group health insurance benefits under COBRA and (b) the five-month period immediately following the Separation Date. Reimbursements will be paid within thirty days of when Tang submits a request for reimbursement and supporting documentation.

During the year ended December 31, 2023, the Company made the following payments in connection with the SK Agreements: The Company paid cash in the amount of $525,643 to Mr. Klepfish and made Cobra payments on behalf of Mr. Klepfish in the amount of $200. The Company also issued 400,000 shares of common stock with a fair value of $168,000.

During the year ended December 31, 2023, the Company made the following payments in connection with the Wiernasz Separation Agreement: The Company paid cash in the amount of $100,000 and made Cobra payments on behalf of Mr. Weirnasz in the amount of $25,484.

During the year ended December 31, 2023, the Company did not make any payments in connection with the Tan Separation Agreement.

Index

The following table represents the amounts accrued, paid, and outstanding on these agreements as of December 31, 2023:

	Total	Paid / Issued	Balance	Current	Non-current
Mr. Klepfish:
Cash – through March 6, 2026	$1,000,000	$(275,643)	$724,357	$333,332	$391,025
Cash - upon agreement execution	250,000	(250,000)	-	-	-
Stock - June 1, 2027	400,000	-	400,000	-	400,000
Stock - Issued in April 2023	168,000	(168,000)	-	-	-
Cobra - over eighteen months	1,199	-	1,199	1,199	-
Total – Mr. Klepfish	$1,819,199	$(693,643)	$1,125,556	$334,531	$791,025

Mr. Wiernasz:
Cash - three equal payments	$100,000	$(100,000)	$-	$-	$-
Cobra - over eighteen months	26,451	(25,484)	967	967	-
Total - Mr. Wiernasz	$126,451	$(125,484)	$967	$967	$-

Mr. Tang:
Cash – over seventeen weeks	$113,918	$-	$113,918	$113,918	$-
Cobra - over five months	14,495	-	14,495	14,495	-
Total - Mr. Tang	$128,413	$-	$128,413	$128,413	$-

Total Company	$2,074,063	$(819,127)	$1,254,936	$463,911	$791,025

13. STOCK APPRECIATION RIGHTS LIABILITY

Effective May 15, 2023, the Company issued 1,500,000 stock appreciation rights (the “Smallwood SARs”) to Brady Smallwood, its Chief Operating Officer. See note 16. The Smallwood SARs were valued utilizing the Black-Scholes valuation model, and had an aggregate fair value of $9,794 upon issuance; this amount was charged to operations and credited to stock appreciation rights liability. The Smallwood SARs are revalued each quarter, and any gain or loss in the fair value is charged to non-cash compensation expense. At December 31, 2023, the Smallwood SARs had a fair value of $255,020; the increase in fair value in the amount $245,226 was charged to non-cash compensation during the year ended December 31, 2023.

14. REVOLVING CREDIT FACILITIES

	December 31, 2023	December 31, 2022

On June 6, 2022, the Company entered into a revolving credit facility (the “MapleMark Revolver”) with MapleMark Bank ("MapleMark”) in the initial amount of $2,014,333. The borrowing base amount is based upon 80% of eligible accounts receivables and 60% of eligible inventory. This amount was paid by MapleMark directly to Fifth Third Bank in satisfaction of the Fifth Third Bank Line of Credit. Any amounts borrowed under the MapleMark Revolver will bear interest at the greater of (a) the Base Rate (the rate of interest per annum quoted in the “Money Rates” section of The Wall Street Journal from time to time and designated as the “Prime Rate”) plus 0.25% per annum and (b) 3.50% per annum. At December 31, 2023, the interest rate was 8.50%. The MapleMark Revolver originally was due to mature on May 27, 2023. The Company applied for a USDA Guarantee and on June 9, 2023, this guarantee was approved. At this time, the Revolver was expanded to $3,000,000 and its term extended to May 27, 2024. The MapleMark Revolver contains certain negative covenants. During the years ended December 31, 2023 and 2022, the Company paid interest in the amount of $115,429 and $71,145, respectively, on the MapleMark Revolver. During the year ended December 31, 2023, the Company made a principal payment in the amount of $2,014,333 on the MapleMark Revolver. At December 31, 2023, this loan has been fully satisfied. The amount of $2,014,333 is available to the Company under the MapleMark Revolver at December 31, 2023.

	$-	$2,014,333

Total	$-	$2,014,333

Index

15. NOTES PAYABLE

December 31, 2023	December 31, 2022

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

The Company recorded a discount to this loan in the amount of $57,106 in connection with financing costs which was amortized to interest expense during the year ended December 31, 2022. During the year ended December 31, 2023, the Company accrued interest in the amount of $221,176 on the MapleMark Term Loan 1. At December 31, 2023, this loan has been fully satisfied.

$-	$5,324,733

Index

December 31, 2023	December 31, 2022

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

Amounts outstanding under the Maple Mark Term Loan 3 will bear interest at the rate equal to the lesser of (a) the Maximum Lawful Rate, or (b) the greater of (i) WSJP (the “Prime Rate” as published by The Wall Street Journal) plus 1.25% per annum or (ii) 4.50% per annum. At December 31, 2023, the interest rate was 9.50%. The MapleMark Term Loan 3 matures on June 13, 2048.

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

The Company created a discount on the MapleMark Term Loan 3 for costs in the amount of $385,803 which will be amortized over the life of the loan. During the year ended December 31, 2023, the Company amortized $3,297 of these costs to interest expense. During the year ended December 31, 2023, the Company made principal payments in the amount of $72,198 on this loan. During the year ended December 31, 2023, the Company accrued interest in the amount of $485,956 on the MapleMark term Loan 3. At December 31, 2023, accrued interest on this note was $75,442.

$8,985,642	$-

Index

	December 31, 2023	December 31, 2022

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

The Company recorded a discount to this loan in the amount of $23,367 in connection with financing costs which was amortized to interest expense during the year ended December 31, 2022. During the year ended December 31, 2023, the Company made principal payments in the amount of $3,895 on this loan. During the year ended December 31, 2023, the Company accrued interest in the amount of $27,134 on this loan. At December 31, 2023, accrued interest on this note was $2,018.

	$352,905	$356,800

A note payable in the amount of $20,000. The Note was due in January 2006 and the Company is currently accruing interest on this note at 1.9%. During the year ended December 31, 2023, the Company accrued interest in the amount of $378 on this note. At December 31, 2023, accrued interest on this note was $18,482.	$20,000	$20,000

Vehicle acquisition loan dated December 6, 2018 in the original amount of $51,088, payable in sixty monthly installments of $955 including interest at the rate of 4.61% maturing November 5, 2023. During the year ended December 31, 2023, the Company made principal and interest payments in the amount of $10,267 and $228	$-	$10,267

Total	$9,358,547	$5,711,800
Discount	(382,506)	-
Net of discount	$8,976,041	$5,711,800

Current portion	$121,041	$5,711,800
Long-term maturities	8,855,000	-
Total	$8,976,041	$5,711,800

There was a total of $95,942 and $18,104 accrued interest on notes payable at December 31, 2023 and 2022, respectively.

Index

Aggregate maturities of notes payable as of December 31, 2023 are as follows:

For the period ended December 31,

2024	$122,005
2025	112,275
2026	123,659
2027	136,203
2028	149,894
Thereafter	8,714,511
Total	$9,358,547

16. EQUITY

Common Stock

At December 31, 2023 and 2022 a total of 2,823,171 and 2,837,580 shares, respectively, were issued but deemed not outstanding by the Company.

For the year ended December 31, 2023:

On February 1, 2023, the Company issued 875,000 shares of common stock, net of 207,839 shares withheld for income taxes, to its previous Chief Financial Officer compensation. These shares were previously accrued and were carried on the Company’s balance sheet as common stock to be issued.

On February 28, 2023, the Company issued 267,030 shares with a value of $112,169 to three employees as compensation.

On March 31, 2023, the Company accrued the issuance of 207,274 shares of common stock with a value of $45,680 to its then officers and directors for compensation. These shares were recorded to common stock to be issued.

On April 26, 2023, the Company issued 400,000 shares of common stock to the previous Chief Executive Officer pursuant to the SK Agreements. See note 16.

On June 30, 2023, the Company accrued the issuance of 15,106 shares of common stock with a value of $5,000 to two directors for compensation. These shares were recorded to common stock to be issued.

On July 7, 2023, the Company issued 178,626 shares of common stock to a designee of its previous Chief Executive Officer as compensation. These shares were previously accrued and were carried on the Company’s balance sheet as common stock to be issued.

On August 31, 2023, the Company issued 14,754 shares of common stock to its previous Director of Strategic Acquisitions as compensation. These shares were previously accrued and were carried on the Company’s balance sheet as common stock to be issued.

On September 6, 2023, the Company issued 236,810 shares of common stock to a board member as compensation. These shares were previously accrued and were carried on the Company’s balance sheet as common stock to be issued.

On September 6, 2023, the Company issued 222,401 shares of common stock, net of 14,409 shares owed to the Company from a previous transaction to a board member as compensation. These shares were previously accrued and were carried on the Company’s balance sheet as common stock to be issued.

On September 6, 2023, the Company issued 320 shares of common stock to a previous employee as compensation. These shares were previously accrued and were carried on the Company’s balance sheet as common stock to be issued.

On October 2, 2023, the Company issued 30,000 shares of common stock to a service provider as compensation. These shares were previously accrued and were carried on the Company’s balance sheet as common stock to be issued.

On November 7, 2023, the Company issued 678,302 shares of common stock, net of 265,229 shares withheld for income tax purposes, to its Chief Executive Officer pursuant to his compensation plan. The fair value of these shares at the inception of the plan in the amount of $190,072 is charged to operations over the thirty-four month life of the plan.

Index

On December 30, 2023, the Company issued the net amount of 57,560 shares of common stock in a cashless exercise of 360,000 options at a price of $0.62 per share.

On February 15, 2024, the Company issued 150,000 shares of common stock to a previous director for options previously exercised. These shares were recorded as issued on the Company’s balance sheet effective December 31, 2023.

For the year ended December 31, 2022:

On April 8, 2022, the Company issued 33,445 shares with a value of $11,405 to an employee as compensation.

On April 25, 2022, the Company issued 142,857 shares with a value of $48,543 to a service provider.

Stock Appreciation Rights

Effective May 15, 2023, the Company issued 1,500,000 stock appreciation rights (the “Smallwood SARs”) to Brady Smallwood, its Chief Operating Officer. The Smallwood SARs vest upon issuance, and expire on December 31, 2026; 750,000 of the Smallwood SARs are priced at $1.50 per share, and 750,000 are priced at $2.00 per share. It is the Company’s intention to settle the Smallwood SARs in cash. The Smallwood SARs were valued utilizing the Black-Scholes valuation model, and had an aggregate fair value of $9,794 upon issuance. This amount was charged to non-cash compensation and credited to a current liability on the Company’s balance sheet. The Smallwood SARs will be revalued each reporting period and any change in value will be charged to compensation expense. At December 31, 2023, the Smallwood SARs had a fair value of $255,020; the increase in value in the amount of $245,226 was charged to compensation expense. See note 13.

The Smallwood SARs were valued using the Black-Scholes valuation model utilizing the following variables:

Volatility	45.0-53.3%
Dividends	$0
Risk-free interest rates	3.67-4.87%
Expected term (years)	2.63-2.51

Share-based Incentive Plans

CEO Stock Plan

On February 3, 2023, the Company entered into an employment agreement with Bill Bennett to become the Company’s CEO. See note 16. Pursuant to this agreement, Mr. Bennett was provided with an incentive compensation plan (the “CEO Stock Plan”) whereby Mr. Bennett would be granted shares of the Company’s common stock upon the common stock meeting certain price points at various 60-day volume weighted prices, as described below:

	Number of Shares Granted - Lower of:
Stock	Number of Shares Issued	Maximum
Price	and Outstanding on	Number of
Target	Grant Date Multiplied by:	Shares
$0.60	2.00%	943,531
$0.80	1.50%	707,649
$1.00	1.00%	471,766
$1.20	0.75%	353,824
$1.40	0.75%	353,824
$1.60	0.50%	235,883
$1.80	0.50%	235,883
$2.00	0.50%	235,883

The CEO Stock Plan had a fair value of $660,541 at inception (see “Stock Plan Valuation” section below). This amount is being amortized over the 34 month life of the plan. During the year ended December 31, 2023, $195,047 of this amount was charged to operations.

Index

During the year ended December 31, 2023, the first of the price targets under the CEO Stock Plan was achieved, and Mr. Bennett was eligible to receive 943,531 shares of the Company’s common stock. On November 7, 2023, 678,302 of these shares were issued to Mr. Bennet and of 265,229 shares were withheld for income tax purposes.

COO Stock Plan

On April 14, 2023, the Company entered into an employment agreement with Brady Smallwood to become the Company’s COO effective May 15, 2023. See note 16. Pursuant to this agreement, Mr. Smallwood was provided with an incentive compensation plan (the “COO Stock Plan”) whereby Mr. Smallwood would be granted shares of the Company’s common stock upon the common stock meeting certain price points at various 60-day volume weighted prices, as described below:

	Number of Shares Granted - Lower of:
Stock	Number of Shares Issued	Maximum
Price	and Outstanding on	Number of
Target	Grant Date Multiplied by:	Shares
$0.87	0.40%	196,627
$1.16	0.30%	147,470
$1.45	0.20%	98,313
$1.74	0.15%	73,735
$2.03	0.15%	73,735
$2.32	0.10%	49,157
$2.61	0.10%	49,157
$2.90	0.10%	49,157

The COO Stock Plan had a fair value of $199,951 at inception (see “Stock Plan Valuation” section below). This amount is being amortized over the 31.5-month life of the plan. During the year ended December 31, 2023, $47,607 of this amount was charged to operations. At December 31, 2023, none of the price targets under the COO Stock Plan have been achieved.

CFO Stock Plan

On December 29, 2023, the Company entered into an employment agreement with Gary Schubert to become the Company’s CFO effective January 1, 2024. See note 16. Pursuant to this agreement, Mr. Schubert was provided with an incentive compensation plan (the “CFO Stock Plan”) whereby Mr. Schubert would be granted shares of the Company’s common stock upon the common stock meeting certain price points at various 60-day volume weighted prices, as described below:

	Number of Shares Granted - Lower of:
Stock	Number of Shares Issued	Maximum
Price	and Outstanding on	Number of
Target	Grant Date Multiplied by:	Shares
$1.23	0.40%	131,085
$1.63	0.30%	98,313
$2.04	0.20%	65,542
$2.45	0.15%	49,157
$2.86	0.15%	49,157
$3.27	0.10%	32,771
$3.68	0.10%	32,771
$4.08	0.10%	32,771

The CFO Stock Plan had a fair value of $238,747 at inception (see “Stock Plan Valuation” section below). This amount will be amortized over the 30-month life of the plan beginning January 1, 2024. During the year ended December 31, 2023, $0 of this amount was charged to operations. At December 31, 2023, none of the price targets under the COO Stock Plan have been achieved.

Index

Valuation of Stock Plans

The Company relied upon the guidance of Statement of Financial Account Standards No. 718 Compensation – Stock Compensation (“ASC 718”) in accounting for the CEO Stock Plan, the COO Stock Plan, and the CFO Stock Plan (collectively, the "Officer Stock Plans”). A Monte Carlo market-based performance stock awards model was used in valuing the plan, with the following assumptions:

●

The stock price for each trading day would fluctuate with an estimated projected volatility using a normal distribution. The stock price of the underlying instrument is modeled such that it follows a geometric Brownian motion with constant drift and volatility.

●	The Company would award the stock upon triggering the thresholds.

●	Annual attrition or forfeiture rates (i.e., pre–vesting forfeiture assumption) are assumed to be zero given the Holder’s position with the Company.

●	No Projected capital events were included in the adjustments to the shares issued and outstanding in the projected simulations.

●	Awards/Payouts were discounted at the risk–free rate.

The Officer Stock Plans were valued using the following variables:

Volatility	103.9%-113.7%
Dividends	$0
Risk-free interest rates	4.29%-4.45%
Expected term (years)	2.63-2.91

The following variables were utilized in valuing the Smallwood SARs:

Volatility	45.0-53.3%
Dividends	$0
Risk-free interest rates	3.67-4.87%
Expected term (years)	2.63-2.51

Options

For the year ended December 31, 2023:

None.

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

Index

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company as of December 31, 2023:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.41	125,000	0.32	$0.41	125,000	$0.41
$0.50	125,000	0.32	$0.50	125,000	$0.50
$0.60	50,000	1.99	$0.60	50,000	$0.60
$1.00	50,000	1.99	$1.00	50,000	$1.00
	350,000	0.80	$0.93	350,000	$0.55

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2021	2,100,000	$0.99
Granted	250,000	0.46
Exercised	-	-
Cancelled / Expired	(50,000)	1.20

Options outstanding at December 31, 2022	2,300,000	$0.93
Granted	-	-
Exercised	(360,000)	0.62
Cancelled / Expired	(1,590,000)	0.83

Options outstanding at December 31, 2023	350,000	$0.93

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2023 and 2022 was $77,530 and $0, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.74 and $0.21 as of December 31, 2023 and 2022, respectively, and the exercise price multiplied by the number of options outstanding.

During the year ended December 31, 2023 and 2022, the Company charged $0 and $8,738, respectively, to operations related to recognized stock-based compensation expense for stock options.

The exercise price at grant dates in relation to the market price during 2023 and 2022 are as follows:

	2023	2022
Exercise price lower than market price	-	-

Exercise price equal to market price	-	-

Exercise price exceeded market price	$-	$0.41 to 0.50

As of December 31, 2023, and 2022, there were no non-vested options outstanding.

Index

Accounting for stock options

The Company valued stock options and stock appreciation rights using the Black-Scholes valuation model utilizing the following variables:

	December 31,	December 31,
	2023	2022
Volatility	95.55-53.30%	24.43%
Dividends	$-	$-
Risk-free interest rates	5.03-3.67%	2.63%
Term (years)	3.63-3.00	2.00

17. RELATED PARTY TRANSACTIONS

Hiring of COO

On April 14, 2023, the Company entered into an Executive Employment Agreement with Brady Smallwood (the “Smallwood Agreement”). The Smallwood Agreement provides, among other things, for Mr. Smallwood to become the Company’s Chief Operating Officer; employment at-will with an initial term of employment from May 15, 2023 through December 31, 2025 with 9 months of Base Salary as severance payments if terminated without cause or resignation with Good Reason; an annual Base Salary of $300,000 with at least 3% annual increases with additional annual increases; a $29,370 signing bonus; an annual incentive bonus equal to at least $80,000 prorated for partial years; and reimbursement of legal fees up to $5,000. In addition, Mr. Smallwood was initially granted 1,500,000 stock options; on June 8, 2023, this stock option grant was changed to a one-time grant of 1.5 million stock appreciation rights, with 750,000 SARs priced at $1.50 and 750,000 SARs priced at $2.00; and participation in the Company’s benefit plans. Mr. Smallwood is also subject to the Company’s clawback policies and certain restrictive covenants including confidentiality, non-compete and non-solicitation. Mr. Smallwood is also eligible for stock grants based upon the market price of the Company’s common stock; see note 16.

Hiring of CFO

On December 22, 2023, the board of directors of the Company appointed Mr. Gary Schubert to the position of Chief Financial Officer of the Company, effective January 1, 2024 and on December 29, 2023 the Company entered into an Executive Employment Agreement with Mr. Schubert (the “Schubert Agreement”). The Schubert Agreement provides, among other things, for Mr. Schubert to become the Company’s Chief Financial Officer; employment at-will with an initial term of employment from January 1, 2024 through June 30, 2026 with 9 months of Base Salary as severance payments if terminated without cause or resignation with Good Reason; an annual Base Salary of $280,000 with at least 3% annual increases with additional annual increases; a $30,000 signing bonus; an annual incentive bonus equal to at least $60,000 prorated for partial years; and reimbursement of legal fees up to $5,000. In addition, Mr. Schubert was granted 1,500,000 stock options; on June 8, 2023, this stock option grant was changed to a one-time grant of 1.5 million stock appreciation rights, with 750,000 SARs priced at $1.50 and 750,000 SARs priced at $2.00; and participation in the Company’s benefit plans. Mr. Smallwood is also subject to the Company’s clawback policies and certain restrictive covenants including confidentiality, non-compete and non-solicitation. Mr. Smallwood is also eligible for stock grants based upon the market price of the Company’s common stock; see note 16.

Separation of prior CEO and of a board member

During the year ended December 31, 2023, the Company made the following payments in connection with separation agreements with Sam Klepfish, its prior CEO and current board member, and Justin Weirnasz, its prior Director of Strategic Acquisitions and board member. See note 12.

The Company paid cash in the amount of $525,643 to Mr. Klepfish. The Company also issued 400,000 shares of common stock with a fair value of $168,000.

The Company paid cash in the amount of $100,000 to Mr. Weirnasz and made Cobra payments on behalf of Mr. Weirnasz in the amount of $25,484.

Index

18. INCOME TAXES

Deferred income taxes result from the temporary differences primarily attributable to amortization of intangible assets and debt discount and an accumulation of net operating loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $18,500,000 which can be carried forward indefinitely subject to limitation, except $6,742,000 which can be carried forward through 2037. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

The provision (benefit) for income taxes for the years ended December 31, 2023 and 2022 consist of the following:

	2023	2022
Current	$-	$-
Deferred	-	-
Total	$-	$-

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable statutory income tax rate of 27.6% for the years ended December 31, 2023 and 2022 to the loss before taxes as a result of the following differences:

	2023	2022
Income (loss) before income taxes	$(4,143,188)	$(1,119,452)
Statutory tax rate	27.6%	27.6%
Total tax (benefit) at statutory rate	(1,143,500)	(309,000)

Permanent difference	197,000	176,000
Other adjustments	(204,800)	(203,600)
Changes in valuation allowance	1,151,300	336,600
Income tax expense	$-	$-

Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2023, and 2023 significant components of the Company’s deferred tax assets are as follows:

	2023	2022
Deferred Tax Assets:
Net operating loss carryforwards	$5,104,000	$4,363,000
Allowance for doubtful accounts	51,000	94,000
Property and equipment	307,000	158,200
Intangible assets	442,000	607,500
Net deferred tax assets	5,904,000	5,222,700
Valuation allowance	(5,904,000)	(5,222,700)
Net deferred tax assets	$-	$-

The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions.

Index

19. COMMITMENTS AND CONTINGENT LIABILITIES

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

Litigation

On September 16, 2019, an action (the “PA Action”) was filed in the Court of Common Pleas of Philadelphia County, Trial Division, against, among others, the Company and its wholly owned subsidiaries, igourmet and Food Innovations, Inc. Since that time, other parties involved in the incident have joined as plaintiffs in the PA Action. The complaint in the PA Action alleges, inter alia, wrongful death and negligence by a driver employed by igourmet and indicates a demand and offer to settle for $50,000,000. We expect that should a settlement occur the amount to resolve the Action would be substantially lower. The Company and its subsidiaries had auto and umbrella insurance policies, among others, that were in effect for the relevant period The Company and its subsidiaries’ insurers have agreed to defend the Company and its subsidiaries in the PA Action (and the related action), subject to a reservation of rights. The Company believes that the likely outcome would result in the liabilities being covered by its insurance carriers. However, if the Company was found responsible for damages in excess of its available insurance coverage, such damages in excess of the coverage could have a material adverse effect on the Company’s operations. The case was set for trial for April 1, 2024. See note 22. The Company anticipates that such paperwork will be completed, and that the matter will be officially dismissed, in the second quarter of 2024. The Company and its subsidiaries resolved all liabilities within the coverages of their insurance carriers.

20. MAJOR CUSTOMERS

The Company’s largest customer, U.S. Foods, Inc. and its affiliates, accounted for approximately 47% and 49% of total sales in each of the years ended December 31, 2023 and 2022. A contract between our subsidiary, Food Innovations, and U.S. Foods entered an optional renewal period in December 2012 but was automatically extended for an additional 12 months in each of January 1, 2013 and 2014. On January 26, 2015 we executed a contract directly between Food Innovations, Inc., our wholly owned subsidiary, and U.S. Foods, Inc. The term of the contract was from January 1, 2015 through December 31, 2016 and provided for a limited number of automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew. Based on the terms, the Agreement was extended through December 31, 2018. Effective January 1, 2018 the Agreement was further amended to remove the cap on renewals, and provide for an unlimited number of additional 12-month terms unless either party notifies the other in writing, 30 days prior to the end date, of its intent not to renew. In addition, Gate Gourmet, the leading global provider of airline catering solutions and provisioning services for airlines, in partnership with igourmet, represented 13% and 15% of total sales for the year ended December 31, 2023 and 2022, respectively.

21. FAIR VALUE MEASUREMENTS

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

Index

During the year ended December 31, 2023, the Company recorded the fair value of the Smallwood SARs at each reporting period. At December 31, 2022, the Company did not have financial assets or liabilities that are required to be accounted for at fair value on a recurring basis.

22. SUBSEQUENT EVENTS

Settlement of Lawsuit

On January 5, 2024, all parties to the PA Action came to an agreement at Mediation on the material terms of settlement and on January 22, 2024, a settlement was agreed upon in an action filed in the Court of Common Pleas of Philadelphia County, Trial Division against, among others, the Company and its wholly owned subsidiaries, igourmet and Food Innovations, Inc. On Monday, January 29, 2024, the Company received a settlement and release agreement from certain plaintiffs in the PA Action. The Company and its subsidiaries resolved all liabilities within the coverages of their insurance carriers.

Lease of Office and Change of Primary Address

On January 18, 2024, the Company signed a one-year lease for 1,335 rentable square feet of office space located at 9696 Bonita Beach Road, Bonita Springs, Florida, 34135, and this location became the Company’s primary address. Base rent for the Bonita Beach Road property is $1,891 per month plus approximately $723 in common area maintenance charges.

Sale of Building Held for Sale

On February 14, 2024, the Company closed on the sale of its warehouse located at 28411 Race Track Road, Bonita Springs FL 34135 (the “Warehouse”) to Tag Media Group LLC, dba “Gulf Coast Aluminum” The Warehouse consists of approximately 1.1 acres of land and close to 10,000 square feet of combined office and warehouse space. Pursuant to a purchase and sale agreement between dated December 12, 2023 the Company agreed to sell the Warehouse, certain warehouse racking, and a forklift to Gulf Coast Aluminum for a total purchase price of $2,455,000, prior to customary closing costs. The Company received approximately $1.9 million in net proceeds from the transaction.

Sale of Haley Food Group Inc.

On February 27, 2024, the Company entered into a stock for stock exchange agreement whereby we exchanged 100 shares of stock of The Haley Food Group Inc., which represented 100% of Haley’s outstanding stock, for 21,126 shares of our common stock.

Index

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2023 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms and our disclosure controls and procedures are also effective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our principal executive and financial officers to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Management previously identified a control deficiency regarding the integration of two acquisitions in 2018 and as a result management had previously concluded our internal control over financial reporting was ineffective at the reasonable assurance level. To address this matter, we named a new Chief Financial Officer effective December 29, 2020 and also retained additional qualified personnel. As a result, Management concluded that the Company’s internal control over financial reporting as of December 31, 2023 is effective at the reasonable assurance level.

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

Name	Age	Position	Director Since
Bill Bennett	42	Chief Executive Officer and Director	2023
Gary Schubert	46	Chief Financial Officer	-
Brady Smallwood	39	Chief Operating Officer and Director	2023
Sam Klepfish	49	Director	2005
Hank Cohn	54	Director	2010
James C. Pappas	42	Chairman	2020
Mark Schmulen	43	Director	2020
Jefferson Gramm	48	Director	2021
Denver J. Smith	36	Director	2023

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

Gary Schubert, Chief Financial Officer

Mr. Schubert has been our Chief Financial Officer since January 1, 2024. Mr. Schubert brings to the Company a wealth of public company food industry experience. Prior to joining the Company as Chief Financial Officer, Mr. Schubert spent fifteen years at Walmart Stores, Inc. (“Walmart”), and three years at Tyson Foods, Inc. (“Tyson”), the second largest protein processer in the world. From June 2021 through August 2023, Mr. Schubert was the Senior Director of eCommerce Finance & Transformation Strategy at Walmart. In this role, he was responsible for generating long-term sustainable growth by increasing customer share of Walmart’s electronic wallet, driving retention, and improving end-to-end omni-channel economics for Walmart’s $75 billion eCommerce business. From February 2017 through June 2021, Mr. Schubert served as the financial lead for Walmart’s Neighborhood Market business, the sixth largest grocery chain in the United States, with over $20 billion in annual sales across 700 locations. In addition, his financial leadership experience at Walmart spanned merchandising, operations, eCommerce, and strategy roles. During his time at Tyson, Mr. Schubert had various roles in Financial Planning & Analysis, Corporate Treasury, and Investor Relations. Mr. Schubert received a Bachelor of Science in Business Administration from the University of Arkansas, majoring in financial management, and minoring in accounting. While attending the University of Arkansas, Mr. Schubert also managed the growth of a multi-million-dollar trust fund on behalf of the university.

Index

Brady Smallwood, Chief Operating Officer and Director

Mr. Smallwood has been our Chief Operating Officer since May 15, 2023, and he has been a Director since May 17, 2023. Prior to joining the Company, Mr. Smallwood was most recently Senior Director - eCommerce Strategy, Planning and Operations for The Kroger Company, the largest supermarket operator by revenue in the U.S., from 2020 until 2023. In this role, he launched a new, profitable rapid grocery delivery business, implemented new management systems, and directed strategy development, pilot execution, and scaling for dozens of innovative initiatives. Prior thereto, Mr. Smallwood was Director - Omni Merchandising Planning & Analytics at Walmart from 2019 to 2020, and he served as the head of Ecommerce Insights and Analytics at Younique Products, an Online beauty and personal care products company which is a subsidiary of Coty, Inc., from 2017 to 2019. Prior to these positions. Mr. Smallwood held various managerial roles at Walmart, Yum! Brands (Pizza Hut U.S.), and he held analyst roles at American Capital, LLC and at The Federal Home Loan Mortgage Corporation, commonly known as Freddie Mac. Mr. Smallwood received a bachelor’s degree in business management from Brigham Young University and an MBA from The University of Chicago Booth School of Business, where he was an honors graduate, and a Marketing scholarship recipient.

Mr. Smallwood was appointed as the director designee of Mr. Bennett, the CEO and a director of the Company, pursuant to the employment agreement, dated January 30, 2023, between the Company and Mr. Bennett (the “Employment Agreement”). Under the Employment Agreement, the Board or its nominating committee must nominate to the Board an individual designated by Mr. Bennett in good faith, subject to the Board’s fiduciary judgement and applicable legal or regulatory requirements and limitations. Under the terms of the Employment Agreement, as Mr. Bennett’s director designee, Mr. Smallwood may be removed or be asked to resign from his position on the Board in the event that Mr. Bennett’s employment with the Company is terminated.

Sam Klepfish, Director

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

James C. Pappas, Charman

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

Mark Schmulen, Director

Mark Schmulen has been a Director since January 30, 2020. Mr. Schmulen is a co-founder of Chirp Systems, Inc., a venture-backed smart access solution for multifamily property owners, and has served as its CEO since October 2019. Mr. Schmulen has also served as the managing director of Jelly Capital, LLC, a private investment fund focused on early stage technology and real estate investments, since May 2015, and as an investment advisor representative for Forum Financial, LP, an independent investment advisor, since November 2016. Previously, he served as the General Manager of Social Media for Constant Contact, Inc. (formerly NASDAQ: CTCT), a provider of digital marketing solutions, from May 2010 until May 2014. Prior to this, he was a co-founder and served as the CEO of Nutshell Mail, Inc., a social media marketing solution, from 2008 until it was acquired by Constant Contact, Inc. in 2010. Mr. Schmulen began his career as an investment banking analyst with JPMorgan Chase Bank. He has served on the board of directors for the Shlenker School since August 2017 and has been a Director of the HHF Foundation, which benefits early childhood education since December 2014. Mr. Schmulen holds a B.S. from the University of Pennsylvania and an M.S. in Management from Stanford’s Graduate School of Business.

Jefferson Gramm, Director

Jefferson Gramm has been a Director since September 10, 2021. Mr. Gramm is a co-founder, partner and portfolio manager at Bandera Partners LLC (“Bandera”), a New York based investment fund founded in 2006. Prior to founding Bandera in 2006, he served as Managing Director of Arklow Capital, LLC, a hedge fund focused on distressed and value investments. Mr. Gramm has extensive board experience and currently serves as the Chairman of the board of directors of Tandy Leather Factory, Inc. and he is a director of Rubicon Technology Inc. Mr. Gramm previously served on the board of directors of Ambassadors Group Inc., Morgan’s Foods Inc., and Peerless Systems Corp. He received an M.B.A. from Columbia University in 2003 and a B.A. in Philosophy from the University of Chicago in 1996.

Denver Smith, Director

Denver Smith has been a Director since March 13, 2023. Mr. Smith is the Co-Founder and a managing member of Carlson Ridge Capital (“Carlson Ridge”), a hedge fund manager, which was founded in 2015. He is also the Co-CIO of Carlson Ridge and acts as the lead manager for the CRC Founders Fund, LP. Additionally, Mr. Smith advises the Aspen Family Trust on its asset allocation and strategic level decisions for various entities it owns. He was previously a portfolio manager and the Chief Investment Officer for 73114 Investments, LLC, for a period of 9 years. In 2015, he prompted and helped negotiate the sale of 73114 Investments’ parent company, a government contracting company, to a multi-billion dollar publicly traded REIT for over $150 million. Mr. Smith serves on the board of trustees of Lifestyle Management Inc, a non-profit organization. He graduated from the University of Oklahoma with a BBA in Finance and Economics. He also earned an MBA from the University of Oklahoma. Mr. Smith is a CFA Charterholder.

Index

Qualification of Directors

We believe that all of our directors are qualified for their positions, and that each brings a benefit to the board. Mr. Bennett, as an executive officer, is uniquely qualified to bring management’s perspective to the board’s deliberations. Mr. Smallwood, with his experience with The Kroger Company and Walmart, Mr. Schmulen, with his private equity experience, Mr. Cohn, with his history of being an executive and director of other companies, and Mr. Schubert with his financial expertise and experiences at Walmart, bring a well-rounded background and wealth of general business experience to our board. Mr. Pappas brings both his investment and corporate finance background and food industry experience to the board. Mr. Klepfish, as a former executive officer, continues to bring his knowledge of the food industry as well as detailed knowledge of the Company to the board. Messrs. Gramm and Smith bring extensive experience in business strategy and capital markets.

Family Relationships

There are no family relationships between any of our director nominees or executive officers and any other of our director nominees or executive officers.

Committees

Audit Committee

The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act and is currently comprised of Messrs. Smith (Chairman) Cohn, and Gramm, each of whom the Board of Directors has determined satisfies the applicable SEC independence requirements for audit committee members. The Board of Directors has also determined that Mr. Smith is an “audit committee financial expert,” as defined by the applicable rules of the SEC.

The Audit Committee is responsible for, among other things:

●	reviewing the independence, qualifications, services, fees and performance of our independent registered public accounting firm;
●	appointing, replacing and discharging our independent registered public accounting firm;
●	pre-approving the professional services provided by our independent registered public accounting firm;
●	reviewing the scope of the annual audit and reports and recommendations submitted by our independent registered public accounting firm; and
●	reviewing our financial reporting and accounting policies, including any significant changes, with our management and our independent registered public accounting firm.

Nominating Committee

The Nominating Committee currently consists of Messrs. Schmulen (Chairman), Klepfish, Smith, and Pappas, each of whom the Board of Directors has determined satisfies the applicable SEC and Nasdaq independence requirements.

The Nominating Committee reviews, evaluates and proposes candidates for election to our Board of Directors, and considers any nominees properly recommended by stockholders. The Nominating Committee promotes the proper constitution of our Board of Directors in order to meet its fiduciary obligations to our stockholders, and oversees the establishment of, and compliance with, appropriate governance standards.

Compensation Committee

The Compensation Committee currently consists of Messrs. Cohn (Chairman), Smith, Klepfish, Pappas, and Schmulen, each of whom the Board of Directors has determined satisfies the applicable SEC and Nasdaq independence requirements. In addition, each member of the Compensation Committee has been determined to be a non-employee director under Rule 16b-3 as promulgated under the Exchange Act. The Compensation Committee reviews and recommends to the Board of Directors the compensation for our executive officers and our non-employee directors for their services as members of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers has served as a director or member of a compensation committee (or other board committee performing equivalent functions) of any other entity, one of whose executive officers served as a director or a member of our Compensation Committee.

Index

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our current directors or executive officer has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities or commodities laws, any laws respecting financial institutions or insurance companies, any law or regulation prohibiting mail or wire fraud in connection with any business entity or been subject to any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization, except for matters that were dismissed without sanction or settlement.

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

Insider Trading Policy

The Company has adopted an insider trading policy governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees. The policy is designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company.

Code of Ethics

We have adopted a Code of Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is available on our website, www.ivfh.com, and it has been publicly filed with, and is available for free from the Securities and Exchange Commission. The information on or accessed through our website is deemed not to be incorporated in this Annual Report or to be part of this Annual Report.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than ten percent of our common stock, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2023, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, except that, due to administrative errors, the following forms were filed late:

●	Samuel Klepfish filed a Form 4 on February 22, 2023 to report a transaction that occurred on February 17, 2023.
●	James Pappas filed a Form 4 on November 17, 2023 to report a transaction that occurred on November 14, 2023.

Index

ITEM 11. Executive Compensation

The following table sets forth information concerning the compensation for services rendered to us for the two years ended December 31, 2023, of our Chief Executive Officer and our other named executive officers, determined in accordance with SEC rules applicable to smaller reporting companies, our principal financial officer and our highest compensated officer whose annual compensation exceeded $100,000 in the fiscal year ended December 31, 2023, if any. We refer to the Chief Executive Officer and these other officers as the named executive officers.

SUMMARY COMPENSATION TABLE

									Nonqualified
								Non-Equity	Deferred	All
Name and				Stock		Options		Incentive Plan	Compensation	Other
Principal		Salary	Bonus	Awards		Awards		Compensation	Earnings	Compensation		Total
Position	Year	($)	($)	($)		($)		($)	($)	($)		($)
Robert W Bennett, CEO	2023	344,712	410,128	660,541	(a)	-		-	-	199,791	(b)	1,615,172
	2022	-	-	-		-		-	-	-		-

Brady L Smallwood, COO	2023	184,615	117,369	199,951	(a)	9,794	(c)	-	-	25,461	(d)	537,190
	2022	-	-	-		-		-	-	-		-

Gary Schubert, CFO	2023	-	-	-		-		-	-	36,000	(e)	36,000
	2022	-	-	-		-		-	-	-		-

Sam Klepfish, former CEO	2023	128,426	-	-		-		-	-	1,819,784	(f)	1,988,891
	2022	513,491	-	466,186		-		-	-	98,939		1,078,616

Justin Wiernasz, former Director of Strategic Operations	2023	100,103	-	-		-		-	-	131,009	(g)	231,112
	2022	404,118	-	17,116		-		-	-	26,951		448,185

Richard Tang, former CFO	2023	269,423	130,188	-		-		-	-	146,832	(h)	546,443
	2022	239,231				7,034				17,992		264,257

(a) Amount reflects the full grant-date fair value of restricted stock granted during 2023 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named executive officer. The award is subject to a market performance condition and, as such, the grant date fair value of the award is the full grant date fair value, as adjusted to reflect any reduction that is appropriate for the probability that the market condition might not be met.

(b) Amount reflects the cost of health insurance premiums paid in the amount of $32,491 and $167,300 paid to taxing authorities for withholding taxes on stock issued to Mr. Bennett during the period.

(c) Amount reflects the fair value of stock appreciation rights granted during 2023 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named executive officer. The award is subject to a market performance condition and, as such, the grant date fair value of the award is the full grant date fair value, as adjusted to reflect any reduction that is appropriate for the probability that the market condition might not be met

(d) Amount reflects the cost of health insurance premiums paid
(e) Amount reflects payments to Mr. Schubert as a consultant to the Company prior to his hiring.
(f) Amount reflects the period cost of separation charges in the amount of $1,819,199 to be paid to Mr. Klepfish and health insurance premiums in the amount of $585
(g)Amount reflects the period cost of separation charges in the amount of $126,451 to be paid to Mr. Weirnasz and health insurance premiums in the amount of $4,558.
(h) Amount consists of the period cost of separation charges in the amount of $128,413 to be paid to Mr. Tang and health insurance premiums in the amount of $18,419.

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

Bill Bennett

On February 3, 2023, we entered into an Executive Employment Agreement with Robert William Bennett (the “RWB Agreement”). Defined terms used and not defined herein shall have the meanings assigned them in the RWB Agreement.

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

On November 3, 2023, we entered into an amendment to the RWB Agreement (the “RWB Amendment”). The RWB Amendment modifies Section 3(c) of the agreement, which provides for certain equity grants, referred to as “Value Achievement Awards,” under which Mr. Bennett, upon the achievement of certain goals, is able to earn grants of Company Shares, as defined in the RWB Agreement, based on a percentage of the Company’s Shares issued and outstanding as of a given date. The Company recognizes that the hiring of Mr. Bennett was protracted, and that the original RWB Agreement calculated the number of Shares to be granted in connection with the Value Achievement Awards on the basis of the number of Shares outstanding as of October 2022 (47,176,550 shares). This number does not account for additional shares that were issued to a departing executive and to certain other employees of the Company thereafter. As such, the agreement was modified to ensure that the equity grants contained within the RWB Agreement are based upon that 48,756,694 Shares outstanding as of March 28, 2023. All other terms of the RWB Agreement remained unchanged.

Pursuant to the RWB Amendment, Mr. Bennett is eligible for stock grants based upon the market price of the Company’s common stock meeting certain price points at various 60-day volume weighted prices, as described in the chart below:

Stock Threshold Target	Number of Shares Granted
$0.60

The lower of (x) the number of Shares (rounded down to the nearest whole Share) representing 2.00% of the total number of issued and outstanding Shares on the Grant Date of this Value Achievement Award or (y) 975,133

$0.80

The lower of (x) the number of Shares (rounded down to the nearest whole Share) representing 1.50% of the total number of issued and outstanding Shares on the Grant Date of this Value Achievement Award or (y) 731,350

$1.00

The lower of (x) the number of Shares (rounded down to the nearest whole Share) representing 1.00% of the total number of issued and outstanding Shares on the Grant Date of this Value Achievement Award or (y) 487,567

$1.20

The lower of (x) the number of Shares (rounded down to the nearest whole Share) representing 0.75% of the total number of issued and outstanding Shares on the Grant Date of this Value Achievement Award or (y) 365,675

$1.40

The lower of (x) the number of Shares (rounded down to the nearest whole Share) representing 0.75% of the total number of issued and outstanding Shares on the Grant Date of this Value Achievement Award or (y) 243,783

$1.60

The lower of (x) the number of Shares (rounded down to the nearest whole Share) representing 0.50% of the total number of issued and outstanding Shares on the Grant Date of this Value Achievement Award or (y) 243,783

$1.80

The lower of (x) the number of Shares (rounded down to the nearest whole Share) representing 0.50% of the total number of issued and outstanding Shares on the Grant Date of this Value Achievement Award or (y) 243,783

$2.00

The lower of (x) the number of Shares (rounded down to the nearest whole Share) representing 0.50% of the total number of issued and outstanding Shares on the Grant Date of this Value Achievement Award or (y) 243,783

Index

Brady Smallwood

On April 14, 2023, we entered into an employment agreement with Mr. Brady Smallwood in connection with his appointment to the position of Chief Operating Officer (the “Smallwood Employment Agreement”). Defined terms used and not defined herein shall have the meanings assigned them in the Smallwood Employment Agreement.

The Smallwood Employment Agreement provides, among other things, for Mr. Smallwood to become the Company’s Chief Operating Officer; employment at-will with an initial term of employment from May 15, 2023 through December 31, 2025 with nine months of Base Salary as severance payments if terminated without cause or resignation with Good Reason; an annual Base Salary of $300,000 with at least 3% annual increases; a $29,370 signing bonus; an annual incentive bonus equal to at least $80,000 (prorated for partial years); reimbursement of legal fees up to $5,000; a one-time option grant of 1.5 million stock options with half exercisable at a price of $1.50 per share and half exercisable at a price pf $2.00 per share; and participation in the Company’s benefit plans. Mr. Smallwood is also subject to the Company’s clawback policies and certain restrictive covenants including confidentiality, non-compete and non-solicitation.

In addition, Mr. Smallwood is eligible for stock grants based upon the market price of the Company’s common stock meeting certain price points at various 60-day volume weighted prices, as described in the chart below:

	Number of Shares Granted - Lower of:
Stock	Number of Shares Issued	Maximum
Price	and Outstanding on	Number of
Target	Grant Date Multiplied by:	Shares
$0.87	0.40%	196,627
$1.16	0.30%	147,470
$1.45	0.20%	98,313
$1.74	0.15%	73,735
$2.03	0.15%	73,735
$2.32	0.10%	49,157
$2.61	0.10%	49,157
$2.90	0.10%	49,157

Pursuant to the Smallwood Employment Agreement, the Company agreed to grant to Mr. Smallwood 1,500,000 stock appreciation rights (the “Smallwood SARs”). The Smallwood SARs vest upon issuance, and expire on December 31, 2026; 750,000 of the Smallwood SARs are priced at $1.50 per share, and 750,000 are priced at $2.00 per share. It is the Company’s intention to settle the Smallwood SARs in cash.

Gary Schubert

On December 22, 2023, our board of directors appointed Mr. Gary Schubert to the position of Chief Financial Officer of the Company, effective January 1, 2024. Defined terms used and not defined herein shall have the meanings assigned them in the Schubert Employment Agreement.

In connection with his appointment, the Company entered into an employment agreement with Mr. Schubert on December 29, 2023 (the “Schubert Employment Agreement”). Defined terms used and not defined herein shall have the meanings assigned them in the Schubert Employment Agreement.

The Schubert Employment Agreement provides, among other things, for Mr. Schubert to become the Company’s Chief Financial Officer; at-will employment with an initial term of employment from January 1, 2024 through June 30, 2026 with nine months of Base Salary as severance payments if terminated without cause or resignation with Good Reason; an annual Base Salary of $280,000 with at least 3% annual increases; a $30,000 signing bonus; an annual incentive bonus equal to at least $60,000 (prorated for partial years); and reimbursement of legal fees up to $5,000. Mr. Schubert is also subject to the Company’s clawback policies and certain restrictive covenants including confidentiality, non-compete and non-solicitation.

Index

In addition, Mr. Schubert is eligible for stock grants based upon the market price of the Company’s common stock meeting certain price points at various 60-day volume weighted prices, as described in the chart below:

Stock Threshold Target	Number of Shares Granted
$1.23

The lower of (x) the number of Shares (rounded down to the nearest whole Share) representing 0.40% of the total number of issued and outstanding Shares on the Grant Date of this Value Achievement Award or (y) 131,085

$1.63

The lower of (x) the number of Shares (rounded down to the nearest whole Share) representing 0.30% of the total number of issued and outstanding Shares on the Grant Date of this Value Achievement Award or (y) 98,313

$2.04

The lower of (x) the number of Shares (rounded down to the nearest whole Share) representing 0.20% of the total number of issued and outstanding Shares on the Grant Date of this Value Achievement Award or (y) 65,542

$2.45

The lower of (x) the number of Shares (rounded down to the nearest whole Share) representing 0.15% of the total number of issued and outstanding Shares on the Grant Date of this Value Achievement Award or (y) 49,157

$2.86

The lower of (x) the number of Shares (rounded down to the nearest whole Share) representing 0.15% of the total number of issued and outstanding Shares on the Grant Date of this Value Achievement Award or (y) 49,157

$3.27

The lower of (x) the number of Shares (rounded down to the nearest whole Share) representing 0.10% of the total number of issued and outstanding Shares on the Grant Date of this Value Achievement Award or (y) 32,771

$3.68

The lower of (x) the number of Shares (rounded down to the nearest whole Share) representing 0.10% of the total number of issued and outstanding Shares on the Grant Date of this Value Achievement Award or (y) 32,771

$4.08

The lower of (x) the number of Shares (rounded down to the nearest whole Share) representing 0.10% of the total number of issued and outstanding Shares on the Grant Date of this Value Achievement Award or (y) 32,771

Compensation Committee Interlocks and Insider Participation

None of our executive officers has served as a director or member of a compensation committee (or other board committee performing equivalent functions) of any other entity, one of whose executive officers served as a director or a member of our Compensation Committee.

Index

Outstanding Equity Awards at Fiscal Year-End as of December 31, 2023

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Bill Bennett	-	-	-	-	-	-		-	2,594,712	(a,d)	$1,920,087

Brady Smallwood									520,724	(b,d)	$400,136

Sam Klepfish	-	-	-	-	-	-	-		300,000	(c)	$222,000

Richard Tang	100,000	-	-	(e)	December 28, 2025	--		-	-		-

(a) Stock awards vest upon the market price of the Company’s common stock meeting certain price points at various 60-day volume weighted prices through December 31, 2025 according to the following schedule: 707,649 shares at $0.80 per share; 471,766 shares at a price of $1.00 per share; 353,824 shares at a price of $1.20 per share; 353,824 shares at a price of $1.40 per share; 235,883 shares at a price of $1.60 per share; 235,883 shares at a price of $1.80 per share; and 235,883 shares at a price of $2.00 per share.

(b) Stock awards vest upon the market price of the Company’s common stock meeting certain price points at various 60-day volume weighted prices through December 31, 2025 according to the following schedule: 196,627 shares at $0.87 per share; 147,470 shares at a price of $1.16 per share; 98,313 shares at a price of $1.45 per share; 73,735 shares at a price of $1.74 per share; 75,735 shares at a price of $2.03 per share; 49,157 shares at a price of $2.32 per share; 49,157 shares at a price of $2.61 per share. and 49,157 shares at a price of $2.90 per share.

(c) Restricted stock awards vest according to the following schedule: An additional 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 consecutive trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 consecutive trading days.

(d) The stock awards are contingent on the executive (A) remaining employed by the Company through the applicable grant date, (B) continuing to comply with all of the terms and conditions of his employment agreement and the restrictive covenants agreement through the applicable grant date, and (C) making or entering into arrangements satisfactory to the Company, prior to each applicable grant date, to comply with all applicable tax withholding obligations.

(e) 50,000 options are exercisable at $0.60 per share and 50,000 options are exercisable at $1.00 per share.

Amounts are calculated by multiplying the number of shares shown in the table by $ 0.74 per share, which is the closing price of common stock on December 30, 2023 (the last trading day of the 2023 fiscal year).

Index

Director Compensation

The Company’s Directors serve without compensation.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 3, 2023, with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each Named Officer, and (4) all our directors and executive officers as a group. Unless otherwise stated, each person listed below uses the Company’s address. Pursuant to SEC rules, includes shares that the person has the right to receive within 60 days from March 5, 2023. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares. Except as otherwise indicated, the beneficial owner exercises sole voting power and sole investment power with respect to such shares.

Name and Address of Beneficial Owners		Number of Shares Beneficially Owned	Percent of Class

James C. Pappas (Director)	(1)	8,134,425	15.5%
Hank Cohn (Director)	(2)	4,397,831	8.4%
Jefferson Gramm (Director)	(3)	3,485,000	6.6%
Mark Schmulen (Director)		-	0.0%
Sam Klepfish (Director)		3,736,671	7.1%
Bill Bennett (Officer, Director)	(4)	927,742	1.8%
Brady Smallwood (Officer, Director)		11,000	0.0%
Denver J. Smith (Director)	(5)	3,957,325	7.5%
Gary Schubert		-	0.0%
Inlight Wealth Management	(6)	3,556,426	6.8%
A group consisting of Denver J. Smith, CRC Founders Fund, LP, Donald E. Smith, Richard G. Hill, Samuel N. Jurrens, 73114 Investments, LLC, Youth Properties, LLC, and Paratus Capital, LLC	(7)	4,046,789	7.7%
All officers and directors as a whole (9 persons)	(8)	24,650,994	46.9%

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
(3)

Bandera Master Fund L.P., a Cayman Islands exempted limited partnership (“Bandera Master Fund”), is the record holder of 3,485,000 shares of Common Stock. Bandera Partners LLC, a Delaware limited liability company (“Bandera Partners”), is the investment manager of Bandera Master Fund. Mr. Gramm is Managing Partner, Managing Director and Portfolio Manager of Bandera Partners. Information gathered from a Form 4 filed with the Securities and Exchange Commission on February 10, 2023.

(4)	Includes 104,910 shares of common stock owned by Mr. Bennett's spouse, ownership of which is disclaimed by Mr. Bennett
(5)	Consists of 703,851 shares owned by Mr. Smith and 3,253,474 shares owned by various funds or businesses for which he provides investment advice. Includes all but 89,464 shares described in note (7).
(6)

Pursuant to a Schedule 13G filed on January 9, 2024 with the Securities Exchange Commission, the address of Inlight Wealth Management is 1175 Peachtree St NE Suite 350, Atlanta, GA 30361. Amount consists of 2,208,069 shares with sole voting and dispositive power, and 1,348,357 shares with shared dispositive power.

(7)

Pursuant to a Schedule 13D/A filed on March 13, 2024 with the Securities and Exchange Commission, for a group of investors which includes Mr. Denver Smith (see footnote 6). Mr. Smith disclaims beneficial interest over 89,464 shares owned by certain members of the group for which he has no voting power. The group uses an address of 350 S Race Street, Denver, CO, 80209.

(8)	Consists of 24,650,994 shares of common stock held by officers and directors.

Index

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

We are not currently subject to the requirements of any stock exchange or national securities association with respect to having a majority of “independent directors”. Messrs. Cohn, Smallwood, Pappas, Schmulen, Gramm and Smith are “independent” and only Messrs. Bennett, by virtue of being an Officer, and Klepfish, by virtue of being a former Officer, are not independent. Mr. Bennett does not participate in board discussions concerning his compensation.

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The Company engaged Assurance Dimensions, Inc. as our independent registered public accounting firm effective November 10, 2022. Total engagement fees of Assurance Dimensions, Inc. covering the years ended December 31, 2023 and 2022 were approximately $210,000.

The Company engaged Liggett & Webb P.A. (“LW”) as our independent registered public accounting from November 9, 2012 through November 9, 2022. During the years ended December 31, 2023 and 2022, LW billed us audit fees of approximately $0 and $174,000, respectively.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Assurance Dimensions and by LW that are reasonably related to the performance of the audit or review of our consolidated financial statements including our quarterly interim reviews on Form 10-Q and are reported under Audit Fees above.

Tax Fees

Assurance Dimensions tax fees were $0 and $0 for the years ended December 31, 2023 and 2022, respectively.

All Other Fees

Assurance Dimension, Inc. has not billed us any other fees since their engagement on November 10, 2022. LW has not billed any other fees since their engagement on November 9, 2012.

For the fiscal years ended December 31, 2023 and 2022 the board of directors considered the audit fees, audit-related fees, tax fees and other fees paid to our accountants, as disclosed above, and determined that the payment of such fees was compatible with maintaining the independence of the accountants. Our board of directors pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent registered public accounting firm, except for de minimis non-audit services that are approved by the board of directors prior to the completion of the audit.

Index

PART IV

ITEM 15. Exhibits

EXHIBIT NUMBER

2.1	Purchase Agreement by and between the Company and Gulf Coast Aluminum, dated December 12, 2023 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 16, 2024)

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

10.3

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

10.6	Employment Agreement with Sam Klepfish dated as of March 29, 2017 (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2017)

10.7

Asset Purchase Agreement dated as of January 22, 2018 by and among Innovative Gourmet, LLC, a subsidiary of the registrant, and igourmet LLC and igourmet NY LLC (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 30, 2018)

10.8

Loan Sale Agreement dated as of January 10, 2018 between Food Funding, LLC, a subsidiary of the registrant and UPS Capital Business Credit (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 30, 2018)

10.9

Fifth Amendment to Restated Loan Agreement dated February 28, 2018 between Fifth Third Bank and the registrant and its subsidiaries (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2018).

Index

10.10

Promissory Note of the registrant and its subsidiaries in favor of Fifth Third Bank dated as of February 28, 2018 (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2018).

10.11

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

10.13	Employment Agreement with Sam Klepfish dated as of January 28, 2019 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 1, 2019)

10.14	Form of Director Agreement dated as of January 28, 2019 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 1, 2019)

10.15

Eighth Amendment to Restated Loan Agreement dated as of November 9, 2019 between Fifth Third Bank, National Association, and the Registrant and certain of its subsidiaries (incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2019).

10.16

Promissory Note effective November 9, 2019 between Fifth Third Bank, National Association, and Innovative Food Properties, LLC, a wholly-owned subsidiary of the Registrant (incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2019).

10.17

Mortgage, Assignment of Leases, Fixture Filing and Security Agreement date as of November 9, 2019 between Fifth Third Bank, National Association, and Innovative Food Properties, LLC, a wholly-owned subsidiary of the Registrant (incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2019).

10.18	Agreement for Purchase and Sale of Real Estate dated as of August 9, 2019 (incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019).

10.19

Securities Purchase Agreement dated August 26, 2021 between the Company and each of JCP Investment Partnership LP, Bandera Master Fund L.P. and SV Asset Management LLC. *(incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 31, 2021).

10.20

Loan Agreement dated as of June 6, 2022 between the Registrant, Innovative Food Properties, LLC and MapleMark Bank (FL, IL) (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 14, 2022).

10.21

Loan Agreement dated as of June 6, 2022 between the Registrant, Innovative Food Properties, LLC and MapleMark Bank (PA) (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 14, 2022).

10.22

Loan Agreement dated as of June 6, 2022 between the Registrant and MapleMark Bank (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 14, 2022).

10.23

Board Observer Agreement dated as of November 28, 2022 between the Registrant and Denver J. Smith (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 29, 2022).

Index

10.24

Employment Agreement with Robert William Bennett dated as of February 3, 2023 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2023)

10.25

First Amendment to the Employment Agreement with Robert William Bennett dated as of November 3, 2023 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 9, 2023)

10.26	Employment Agreement with Brady Smallwood dated as of April 14, 2023 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 17, 2023)

10.27

Form of Non-Plan Stock-Appreciation Right Award Grant Notice and Award Agreement with Brady Smallwood dated as of July 7, 2023 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 12, 2023)

10.28	Employment Agreement with Gary Schubert dated as of December 29, 2023 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 3, 2024)

14.1	Code of Ethical Conduct (incorporated by reference to exhibit 14.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on July 12, 2023)

21	Subsidiaries of the Company

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Accounting Officer

32.1	Rule 1350 Certification of Chief Executive Officer

32.2	Rule 1350 Certification of Principal Accounting Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: March 21, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert William Bennett	Chief Executive Officer and Director	March 21, 2024
Robert William Bennett	(Principal Executive Officer)

/s/ Gary Schubert	Chief Financial Officer	March 21, 2024
Gary Schubert	(Principal Accounting Officer)

/s/ Hank Cohn	Director	March 21, 2024
Hank Cohn

/s/ Jefferson Gramm	Director	March 21, 2024
Jefferson Gramm

/s/ James C. Pappas	Chairman	March 21, 2024
James C. Pappas

/s/ Brady Smallwood	Director	March 21, 2024
Brady Smallwood

/s/ Mark Schmulen	Director	March 21, 2024
Mark Schmulen

/s/ Sam Klepfish	Director	March 21, 2024
Sam Klepfish

/s/ Denver J. Smith	Director	March 21, 2024
Denver J. Smith