Form 10-Q
period 2024-03-31
INNOVATIVE FOOD HOLDINGS INC
filed 2024-05-14
CIK 312257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

9696 Bonita Beach Rd., Ste. 208, Bonita Springs, Florida 34135

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,693,803 shares of common stock outstanding as of May 13, 2024.

INNOVATIVE FOOD HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,272,243	$5,327,016
Accounts receivable, net	4,109,274	4,307,726
Inventory, net	2,840,682	2,973,134
Other current assets	348,926	287,528
Assets held for sale	5,941,933	649,884
Current assets - discontinued operations	20,649	95,861
Total current assets	17,533,707	13,641,149

Property and equipment, net	974,143	7,000,015
Right of use assets, operating leases, net	24,344	28,519
Right of use assets, finance leases, net	411,488	436,403
Tradenames and other unamortizable intangible assets	217,000	217,000
Total assets	$19,160,682	$21,323,086

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,111,671	6,252,951
Accrued separation costs, related parties, current portion	418,635	463,911
Accrued interest	93,829	95,942
Deferred revenue	1,227,936	1,312,837
Stock appreciation rights liability	373,918	255,020
Notes payable - current portion	100,237	121,041
Lease liability - operating leases, current	17,422	17,131
Lease liability - finance leases, current	136,096	115,738
Current liabilities - discontinued operations	2,522	6,422
Total current liabilities	5,482,266	8,640,993

Note payable, net of discount	8,501,474	8,855,000
Accrued separation costs, related parties, non-current	707,692	791,025
Lease liability - operating leases, non-current	6,922	11,388
Lease liability - finance leases, non-current	148,931	219,266
Total liabilities	14,847,285	18,517,672

Commitments & Contingencies (see note 18)
Stockholders' equity
Common stock: $0.0001 par value; 500,000,000 shares authorized; 52,516,974 and 52,538,100 shares issued, and 49,693,803 and 49,714,929 shares outstanding at March 31, 2024 and December 31, 2023, respectively	5,249	5,251
Additional paid-in capital	42,844,922	42,762,811
Treasury stock: 2,623,171 shares outstanding at March 31, 2024 and December 31, 2023	(1,141,370)	(1,141,370)
Accumulated deficit	(37,395,404)	(38,821,278)
Total stockholders' equity	4,313,397	2,805,414

Total liabilities and stockholders' equity	$19,160,682	$21,323,086

See condensed notes to these unaudited consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2024	2023
	(unaudited)	(unaudited)

Revenue	15,730,113	16,674,759
Cost of goods sold	11,895,799	12,900,609
Gross margin	3,834,314	3,774,150

Selling, general and administrative expenses	4,013,427	4,444,394
Separation costs - executive officers	-	1,945,650
Total operating expenses	4,013,427	6,390,044

Operating (loss)	(179,113)	(2,615,894)

Other income (expense):
Interest expense, net	(215,450)	(172,721)
Gain on sale of assets	1,807,516	-
Gain on sale of subsidiary	21,126	-
Other leasing income	1,900	1,900
Total other income (expense)	1,615,092	(170,821)

Net income (loss) before taxes	1,435,979	(2,786,715)

Income tax expense	-	-

Net income (loss) from continuing operations	$1,435,979	$(2,786,715)

Net (loss) from discontinued operations	$(10,105)	$(42,051)

Consolidated net income (loss)	$1,425,874	$(2,828,766)

Net income (loss) per share from continuing operations - basic	$0.029	$(0.06)

Net income (loss) per share from continuing operations - diluted	$0.028	$(0.06)

Net income (loss) per share from discontinued operations - basic	$(0.00)	$(0.00)

Net income (loss) per share from discontinued operations - diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	49,707,036	48,462,234

Weighted average shares outstanding - diluted	50,603,891	48,462,234

See condensed notes to these unaudited consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Stockholders' Equity

Three Months Ended March 31, 2024 and 2023

(unaudited)

	Common Stock		Common Stock to be issued		Additional Paid-in	Treasury Stock		Accumulated
	Amount	Value	Amount	Value	Capital	Amount	Value	Deficit	Total

Balance - December 31, 2022	49,427,297	$4,938	1,499,940	$150	$42,189,471	2,623,171	$(1,141,370)	$(34,466,126)	$6,587,063
Shares issued for compensation	-	-	207,274	20	45,660	-	-	-	45,680
Shares issued to management and employees, previously accrued	875,000	87	(875,000)	(87)	-	-	-	-	-
Fair value of shares under compensation plan	-	-	-	-	20,199	-	-	-	20,199
Common stock issued for services	267,030	27	-	-	112,142	-	-	-	112,142
Net loss for the three months ended March 31, 2023	-	-	-	-	-	-	-	(2,828,766)	(2,828,766)
Balance - March 31, 2023	50,569,327	$5,052	832,214	$83	$42,367,472	2,623,171	$(1,141,370)	$(37,294,892)	$3,936,345

Balance - December 31, 2023	52,538,100	$5,251	-	-	$42,762,811	2,623,171	$(1,141,370)	$(38,821,278)	$2,805,414
Shares returned to treasury from sale of subsidiary	(21,126)	(2)	-	-	(21,124)	-	-	-	(21,126)
Fair value of shares under compensation plan	-	-	-	-	103,235	-	-	-	103,235
Net income for the three months ended March 31, 2024	-	-	-	-	-	-	-	1,425,874	1,425,874
Balance - March 31, 2024	52,516,974	$5,249	-	$-	$42,844,922	2,623,171	$(1,141,370)	$(37,395,404)	$4,313,397

See condensed notes to these unaudited consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2024	2023
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$1,425,874	$(2,828,766)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on disposition of asset	(1,807,516)	-
Gain on sale of subsidiary	(21,126)	-
Depreciation and amortization	110,260	145,387
Amortization of right of use asset	4,175	16,314
Amortization of discount on notes payable	1,283	-
Stock based compensation	103,235	178,048
Loss on value of stock appreciation rights	118,898	-
Provision for doubtful accounts	22,882	4,666

Changes in assets and liabilities:
Accounts receivable, net	175,436	135,020
Inventory and other current assets, net	71,054	(51,038)
Accounts payable and accrued liabilities	(3,144,335)	(2,056,459)
Accrued separation costs - related parties	(128,610)	1,600,795
Deferred revenue	(84,548)	(319,365)
Operating lease liability	(4,175)	(16,314)
Net cash used in operating activities	(3,157,213)	(3,191,712)

Cash flows from investing activities:
Acquisition of property and equipment	(1,406)	(7,995)
Cash received from disposition of asset, net of loan payoff	2,101,185	-
Net cash from (used in) investing activities	2,099,779	(7,995)

Cash flows from financing activities:
Principal payments on debt	(22,708)	(2,757)
Principal payments financing leases	(49,977)	(46,807)
Net cash (used in) financing activities	(72,685)	(49,564)

Decrease in cash and cash equivalents	(1,130,119)	(3,249,271)

Cash and cash equivalents at beginning of period	5,422,335	4,899,398

Cash and cash equivalents at end of period - continuing operations	$4,272,243	$1,435,561
Cash and cash equivalents at end of period - discontinued operations	$19,973	$214,566
Cash and cash equivalents at end of period	$4,292,216	$1,650,127

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$228,970	$174,410

Taxes	$-	$-

Non-cash investing and financing activities:
Reclassify fixed assets as held for sale	$5,941,933	$-
Principal and accrued interest paid from escrow to Maple Mark Bank	$353,815	$-

See condensed notes to these unaudited consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

1. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include those of Innovative Food Holdings, Inc. and all of its wholly-owned subsidiaries (collectively, the “Company”) and have been prepared in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes as contained in Form 10-K for the year ended December 31, 2023. In the opinion of management, the interim unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations to be expected for the full year.

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

Restructuring

During the fourth quarter of 2023 we made the decision to focus more on our Business to Business (B2B) activities and less on our Direct to Consumer (D2C) products. Our subsidiaries GROW and Oasis were sold effective December 29, 2023; Haley was sold effective February 26, 2024; and the activities of P Innovations will be abandoned. Our remaining D2C business, primarily operated within igourmet and Mouth, will be downsized. See note 2.

Discontinued Operations

Pursuant to the guidance of ASC 205-20 Presentation of Financial Statements – Discontinued Operations, the accounts of our discontinued entities GROW, Oasis, Haley, and P Innovations have been included in “Net loss from discontinued operations” in our consolidated statements of operations until such time as each entity was sold. Additionally, the assets and liabilities of these entities have been presented as discontinued operations in our consolidated balance sheets as of March 31, 2024 and December 31, 2023 until such time as each entity was sold. See Note 2.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At March 31, 2024 and 2023, trade receivables from the Company’s largest customer amounted to 32% and 23%, respectively, of total trade receivables. During the three months ended March 31, 2024 and 2023, sales from the Company’s largest customer amounted to 49% and 47% of total sales, respectively.

The Company maintains cash balances in excess of Federal Deposit Insurance Corporation limits. At March 31, 2024 and December 31, 2023, the total cash in excess of these limits was $931,857 and $988,825, respectively.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts pursuant to the guidance of Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326) as codified in Accounts Standards Codification (ASC) 326, Financial Instruments – Credit Losses. Under ASC 326, the Company utilizes a current and expected credit loss (CECL) impairment model. ASU 2016-13 became effective for us on January 1, 2023. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $69,359 and $46,477 at March 31, 2024 and December 31, 2023, respectively.

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

The following table represents the changes in deferred revenue as reported on the Company’s consolidated balance sheets:

Balance as of December 31, 2022	$1,558,155
Cash payments received	215,346
Net sales recognized	(534,711)
Balance as of March 31, 2023 (unaudited)	$1,238,790

Balance as of December 31, 2023	$1,312,837
Cash payments received	4,033,077
Net sales recognized	(4,117,978)
Balance as of March 31, 2024 (unaudited)	$1,227,936

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
	(unaudited)	(unaudited)
Specialty Foodservice	$13,993,565	$13,804,785
E-Commerce	1,528,337	2,621,405
Logistics	208,211	248,569
Total	$15,730,113	$16,674,759

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

Dilutive shares at March 31, 2024:

Stock Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company at March 31, 2024:

		Weighted
		average
		Remaining
Exercise	Number of	contractual
Price	Options	life (years)
$0.41	125,000	0.07
$0.50	125,000	0.07
$0.60	50,000	1.75
$1.00	50,000	1.75
$1.25	130,000	2.25
$1.75	130,000	2.25
	610,000	1.27

Restricted Stock Awards

At March 31, 2024, there are 300,000 unvested restricted stock awards remaining from grants in a prior year. Those 300,000 restricted stock awards will vest as follows: 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days. The fair value of these RSUs at the date of the grants will be charged to operations upon vesting. At March 31, 2024, none of these RSU were vested. There was no charge to operations for these RSUs during the three months ended March 31, 2024.

Stock-based Compensation

At March 31, 2024, there were a total of 3,910,534 shares of common stock potentially issuable to the Company’s executive officers pursuant to compensation plans and contingent upon the achievement of certain performance goals; see notes 15 and 16.

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

Restricted Stock Awards

At March 31, 2023, there are 300,000 unvested restricted stock awards remaining from grants in a prior year. Those 300,000 restricted stock awards will vest as follows: 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days. At March 31, 2023, none of these RSU were vested. There was no charge to operations for these RSUs during the three months ended March 31, 2023.

Stock-based Compensation

At March 31, 2023, there were a total of 3,538,243 shares of common stock potentially issuable to the Company’s Chief Executive Officer pursuant to his compensation plan and contingent upon the achievement of certain performance goals. see notes 15 and 16.

New Accounting Pronouncements

Management does not believe that any other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

2. DISCONTINUED OPERATIONS

During the fourth quarter of fiscal 2023, in connection with an analysis of the Company’s sales mix and profitability by service offering, management made the strategic decision to focus on the Company’s Business to Business (B2B) service offering and to allocate fewer resources to and in some cases to sell certain of the Company’s subsidiaries involved in our Direct to Consumer (D2C) service offerings. Pursuant to this strategy, on December 29, 2023, the Company completed the sales of its Grow and Oasis subsidiaries, and on February 26, 2024, the Company completed the sale of its Haley subsidiary (see note 3). In addition, the operations of P Innovations has been abandoned.

The following information presents the major classes of line item of assets and liabilities included as part of discontinued operations in the consolidated balance sheets:

	March 31,	December 31,
	2024	2023
Current assets - discontinued operations:	(unaudited)
Cash	$19,973	$95,319
Accounts receivable	635	501
Inventory	41	41
Other current assets	-	-
Total current assets - discontinued operations	$20,649	$95,861

Current liabilities - discontinued operations:
Accounts payable and accrued liabilities	$-	$986
Accrued payroll and related liabilities	-	3,267
Deferred revenue	2,522	2,169
Total current liabilities - discontinued operations	$2,522	$6,422

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations:

	Three Months Ended
	March 31,	March 31,
	2024	2023
Revenue	$24,856	$320,441
Cost of goods sold	(2,238)	(8,080)
Gross margin	22,618	312,361

Selling, general, and administrative expenses	(32,723)	(354,692)

Interest income	-	280
Loss from discontinued operations, net of tax	$(10,105)	$(42,051)

There were no major classes of line items which constituted significant operating and investing cash flow activities in the consolidated statements of cash flows relating to discontinued operations.

3. SALE OF SUBSIDIARY

On February 26, 2024, the Company sold 100% of the equity interests in Haley Food Group, Inc., (“Haley”) for the return of 21,126 shares of the Company’s common stock held by the buyer. The Company Haley had no assets of liabilities at the time of the sale; the Company valued the 21,126 shares of common stock at the market price on the date of the acquisition of $1.00 per sale and recorded a gain in the amount of $21,126 on this transaction.

4. ACCOUNTS RECEIVABLE

At March 31, 2024 and December 31, 2023, accounts receivable consists of:

	March 31, 2024	December 31, 2023
	(unaudited)
Accounts receivable from customers	$4,178,633	$4,354,203
Allowance for doubtful accounts	(69,359)	(46,477)
Accounts receivable, net	$4,109,274	$4,307,726

During the three months ended March 31, 2024 and 2023, the Company charged the amount of $22,882 and $4,666 to provision for credit loss, respectively.

5. INVENTORY

Inventory consists primarily of specialty food products. At March 31, 2024 and December 31, 2023, inventory consisted of the following:

	March 31, 2024	December 31, 2023
	(unaudited)
Finished goods inventory	$2,840,682	$2,973,134
Allowance for slow moving & obsolete inventory	-	-
Finished goods inventory, net	$2,840,682	$2,973,134

6. PROPERTY AND EQUIPMENT

A summary of property and equipment at March 31, 2024 and December 31, 2023 is as follows:

	March 31, 2024	December 31, 2023
	(unaudited)
Land	$208,140	$1,079,512
Building	711,409	6,571,496
Computer and Office Equipment	599,242	597,834
Warehouse Equipment	477,090	477,090
Furniture and Fixtures	940,960	940,960
Vehicles	58,353	58,353
Total before accumulated depreciation	2,995,194	9,725,245
Less: accumulated depreciation	(2,021,051)	(2,725,230)
Total	$974,143	$7,000,015

Depreciation expense for property and equipment amounted to $85,345 and $101,576 for the three months ended March 31, 2024 and 2023, respectively. Depreciation expense for property and equipment is recorded in selling, general & administrating expenses on the Company’s statement of operations. During the three months ended March 31, 2024 and 2023, the Company acquired property and equipment in the amount of $1,406 and $7,995, respectively.

7. PROPERTY AND EQUIPMENT CLASSIFIED AS HELD FOR SALE

Assets held for sale include the net book value of property and equipment the Company plans to sell within the next year. Long lived assets that meet the criteria are held for sale and reported at the lower of their carrying value or fair value less estimated cost to sell.

As of December 31, 2023, the Company classified the land, building, leasehold improvements, and certain equipment located at 28411 Race Track Road, Bonita Springs, Florida, 34135 (the “Race Track Road Property”) as held for sale. On February 14, 2024, the Company finalized the sale of the Race Track Road Property for cash in the amount of $2,455,000. The Company recorded a gain on the sale in the amount of $1,807,516. Proceeds of the sale in the amount of $353,815 were used to pay the mortgage and accrued interest on the Race Track Road Property. Total expenses related to the sale $165,755, including a commission of $147,300, state taxes of $17,185, and closing fees of $1,270.

As of March 31, 2024, the Company classified the land and building located at 220 Oak Hill Road, Mountain Top, Pennsylvania, as held for sale.

The net book value of these assets consisted of the following at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023

Land	$871,372	$177,383
Building	5,070,561	431,147
Furniture, fixtures, and equipment	-	41,314
Total	$5,941,933	$649,844

8. RIGHT OF USE (“ROU”) ASSETS AND LEASE LIABILITIES – OPERATING LEASES

The Company has operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 3 years, some of which include options to extend.

The Company’s lease expense for the three months ended March 31, 2024 and 2023 was entirely comprised of operating leases and amounted to $8,165 and $18,790, respectively.

The Company’s ROU asset amortization for the three months ended March 31, 2024 and 2023 was $4,175 and $16,314, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

Right of use assets – operating leases are summarized below:

	March 31, 2024	December 31, 2023
	(unaudited)
Warehouse equipment	$18,477	$21,869
Office equipment	5,867	6,650
Right of use assets, net	$24,344	$28,519

Operating lease liabilities are summarized below:

	March 31, 2024	December 31, 2023
	(unaudited)
Warehouse equipment	$18,477	$21,869
Office equipment	5,867	6,650
Lease liability	$24,344	$28,519
Less: current portion	(17,422)	(17,131)
Lease liability, non-current	$6,922	$11,388

Maturity analysis under these lease agreements are as follows:

For the period ended March 31, 2025	$18,532
For the period ended March 31, 2026	7,051
Total	$25,583
Less: Present value discount	(1,239)
Lease liability	$24,344

9. RIGHT OF USE ASSETS – FINANCING LEASES

The Company has financing leases for vehicles and warehouse equipment. Right of use asset – financing leases are summarized below:

	March 31, 2024	December 31, 2023
	(unaudited)
Vehicles	$404,858	$404,858
Warehouse Equipment	555,416	555,416
Total before accumulated depreciation	960,274	960,274
Less: accumulated depreciation	(548,786)	(523,871)
Total	$411,488	$436,403

Depreciation expense related to right of use assets for the three months ended March 31, 2024 and 2023 was $24,915 and $33,480, respectively.

Financing lease liabilities are summarized below:

	March 31, 2024	December 31, 2023
	(unaudited)
Financing lease obligation under a lease agreement for a forklift dated July 12, 2021 in the original amount of $16,070 payable in thirty-six monthly installments of $489 including interest at the rate of 6.01%. During the three months ended March 31, 2024, the Company made principal and interest payments on this lease obligation in the amounts of $1,431 and $36, respectively.	$1,453	$2,884

Financing lease obligation under a lease agreement for a pallet truck dated July 15, 2021 in the original amount of $5,816 payable in thirty-six monthly installments of $177 including interest at the rate of 6.01%. During the three months ended March 31, 2024, the Company made principal and interest payments on this lease obligation in the amounts of $518 and $13, respectively.	$526	$1,044

Financing lease obligation under a lease agreement for warehouse furniture and equipment truck dated October 14, 2020 in the original amount of $514,173 payable in sixty monthly installments of $9,942 including interest at the rate of 6.01%. During the three months ended March 31, 2024, the Company made principal and interest payments on this lease obligation in the amount of $19,084 and $2,834, respectively.	$170,712	$197,707

	March 31, 2024	December 31, 2023
	(unaudited)
Financing lease obligation under a lease agreement for a truck dated March 31, 2020 in the original amount of $152,548 payable in eighty-four monthly installments of $2,188 including interest at the rate of 5.44%. During the three months ended March 31, 2024, the Company made principal and interest payments on this lease obligation in the amounts of $5,552 and $1,012, respectively.	$70,666	$76,218

Financing lease obligation under a lease agreement for a truck dated November 5, 2018 in the original amount of $128,587 payable in seventy monthly installments of $2,326 including interest at the rate of 8.33%. During the three months ended March 31, 2024, the Company made principal and interest payments on this lease obligation in the amounts of $6,647 and $330, respectively.	11,388	$18,035

Financing lease obligation under a lease agreement for a truck dated August 23, 2019 in the original amount of $80,413 payable in eighty-four monthly installments of $1,148 including interest at the rate of 5.0%. During the three months ended March 31, 2024, the Company made principal and interest payments on this lease obligation in the amounts of $3,040 and $404, respectively.	$30,282	$33,322

Financing lease obligation under a lease agreement for a truck dated February 4, 2022 in the original amount of $42,500 payable in twenty-four monthly installments of $1,963 including interest at the rate of 10.1%. During the three months ended March 31, 2024, the Company made principal and interest payments on this lease obligation in the amounts of $5,794 and $98, respectively.	$-	$5,794

Total	$285,027	$335,004

Current portion	$136,096	$115,738
Long-term maturities	148,931	219,266
Total	$285,027	$335,004

There was no accrued interest on financing leases at March 31, 2024 and December 31, 2023.

Aggregate maturities of lease liabilities:

For the twelve months ended March 31,

2025	$160,993
2026	96,060
2027	27,974
Total	$285,027

10. INTANGIBLE ASSETS

The Company acquired certain intangible assets pursuant to the acquisitions of Artisan, Oasis, igourmet, OFB, Haley, and Mouth. These assets include non-compete agreements, customer relationships, trade names, internally developed technology, and goodwill. The Company has also capitalized the development of its website.

Other Non-Amortizable Intangible Assets

Other non-amortizable intangible assets consist of $217,000 of trade names held by Artisan. The Company followed the guidance of ASC 360 “Property, Plant, and Equipment” (“ASC 360”) in assessing these assets for impairment. ASC 360 states that impairment testing should be completed whenever events or changes in circumstances indicate the asset’s carrying value may not be recoverable. In management’s judgment there are no indications that the carrying value of these trade names may not be recoverable, and it determined that impairment testing was not required.

The Company acquired certain intangible assets pursuant to the acquisitions through Artisan. The following is the net book value of these assets:

	March 31, 2024 (unaudited)
		Accumulated
	Gross	Amortization	Net
Trade Names	$217,000	$-	$217,000

	December 31, 2023
		Accumulated
	Cost	Amortization	Net
Total Trade Names	$217,000	$-	$217,000

Total amortization expense for the three months ended March 31, 2024 and 2023 was $0.

11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023
	(unaudited)
Trade payables and accrued liabilities	$2,955,157	$6,046,396
Accrued payroll and commissions	156,514	206,555
Total	$3,111,671	$6,252,951

12. ACCRUED SEPARATION COSTS – RELATED PARTIES

On February 3, 2023, the Company entered into a Severance Note, an Agreement and General Release, and a Side Letter thereto with Sam Klepfish (the “SK Agreements”), its prior CEO and a current board member. The SK Agreements provide, among other things, for Mr. Kelpfish’s resignation from all positions with the Company and its subsidiaries on February 28, 2023, except that Mr. Klepfish will remain a director and member of the board of the Company, confidentiality and non-disparagement conditions, nomination of Mr. Klepfish for future election to the board of directors at least through the 2024 general meeting of shareholders based on certain minimum stock ownership and Board Observer rights when Mr. Klepfish is no longer a director but maintains certain minimum agreed upon stock ownership. The payment terms are $250,000 upon effectiveness and an additional $1,000,000 payable in weekly payments of $6,410.26 from March 8, 2023 through March 6, 2026. The $250,000 was paid into an escrow account with the requirement that they are released to Mr. Klepfish on his separation date. The $1,000,000 portion is in the form of an unsecured, non-interest bearing note payable to Mr. Klepfish. The SK Agreements also call for the delivery of 400,000 shares of the Company’s common stock valued at $168,000 based upon the closing price of the Company’s common stock on Mr. Klepfish’s separation date of February 28, 2023; in addition, for delivery on June 1, 2027 of additional shares of the Company’s common stock equal to the greater of (i) the number of shares with an aggregate fair market value of $400,000 on such date, or (ii) 266,666 shares. The Company also agreed to pay a total of $1,199 of Cobra insurance costs on behalf of Mr. Klepfish over eighteen months. The total amount accrued in connection with the SK Agreements was $1,819,199.

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

During the three months ended March 31, 2024, the Company paid cash in the amount of $83,333 to Mr. Klepfish in connection with the SK Agreements.

During the three months ended March 31, 2024, the Company made the following payments in connection with the Wiernasz Separation Agreement: The Company made Cobra payments on behalf of Mr. Weirnasz in the amount of $967.

During the three months ended March 31, 2024, the Company made the following payments in connection with the Tang Separation agreement: The Company paid cash to Mr. Tang in the amount of $41,125, and made Cobra payments on behalf of Mr. Tang in the amount of $2,885.

The following table represents the amounts accrued, paid, and outstanding on these agreements as of March 31, 2024:

	Total	Paid / Issued	Balance	Current	Non-current
Mr. Klepfish:
Cash – through March 6, 2026	$1,000,000	$(358,975)	$641,025	$333,333	$307,692
Cash - upon agreement execution	250,000	(250,000)	-	-	-
Stock - June 1, 2027	400,000	-	400,000	-	400,000
Stock - Issued in April 2023	168,000	(168,000)	-	-	-
Cobra - over eighteen months	1,199	-	1,199	1,199	-
Total – Mr. Klepfish	$1,819,199	$(776,975)	$1,042,224	$334,532	$707,692

Mr. Wiernasz:
Cash - three equal payments	$100,000	$(100,000)	$-	$-	$-
Cobra - over eighteen months	26,451	(26,451)	-	-	-
Total - Mr. Wiernasz	$126,451	$(126,451)	$-	$-	$-

Mr. Tang:
Cash – over seventeen weeks	$113,918	$(41,425)	$72,493	$72,493	$-
Cobra - over five months	14,495	(2,885)	11,610	11,610	-
Total - Mr. Tang	$128,413	$(44,310)	$84,103	$84,103	$-

Total Company	$2,074,063	$(947,736)	$1,126,327	$418,635	$707,692

13. STOCK APPRECIATION RIGHTS LIABILITY

Effective May 15, 2023, the Company issued 1,500,000 stock appreciation rights (the “Smallwood SARs”) to Brady Smallwood, its Chief Operating Officer. See note 15. The Smallwood SARs were valued utilizing the Black-Scholes valuation model, and had an aggregate fair value of $9,794 upon issuance; this amount was charged to operations and credited to stock appreciation rights liability. The Smallwood SARs are revalued each quarter, and any gain or loss in the fair value is charged to non-cash compensation expense.

The change in valuation of the Smallwood SARs is summarized in the table below:

May 15, 2023 - fair value	$9,794
(Gain) Loss on revaluation	245,226
December 31, 2023 -fair value	$255,020
(Gain) Loss on revaluation	118,898
March 31, 2024 - fair value	$373,918

14. NOTES PAYABLE

March 31, 2024	December 31, 2023
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

Amounts outstanding under the Maple Mark Term Loan 3 will bear interest at the rate equal to the lesser of (a) the Maximum Lawful Rate, or (b) the greater of (i) WSJP (the “Prime Rate” as published by The Wall Street Journal) plus 1.25% per annum or (ii) 4.50% per annum. At March 31, 2024, the interest rate was 9.50%. The MapleMark Term Loan 3 matures on June 13, 2048.

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

The Company created a discount on the MapleMark Term Loan 3 for costs in the amount of $385,803 which will be amortized over the life of the loan. During the three months ended March 31, 2024, the Company amortized $1,284 of these costs to interest expense. During the three months ended March 31, 2024, the Company made principal payments and interest payments in the amount of $22,709 and $221,317, respectively, on this loan. At March 31, 2024, accrued interest on this note was $75,251.

$8,962,933	$8,985,642

	March 31, 2024	December 31, 2023
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

On February 14, 2024, The Company sold its Race Track Road Facility in Bonita Springs, Florida, which had been pledged as security for the MapleMark Term Loan 2 (see note 7). Proceeds from the sale in the amount of $352,905 and $910 were used to pay the remaining principal and interest, respectively, on the MapleMark Term Loan 2. At March 31, 2024, there are no amounts due under the MapleMark Term Loan 2.

	$-	$352,905

A note payable in the amount of $20,000. The Note was due in January 2006 and the Company is currently accruing interest on this note at 1.9%. During the three months ended March 31, 2024, the Company accrued interest in the amount of $96 on this note. At March 31, 2024, accrued interest on this note was $18,578.	$20,000	$20,000

Total	$8,982 933	$9,358,547
Discount	(381,222)	(382,506)
Net of discount	$8,601,711	$8,976,041

Current portion	$100,237	$121,041
Long-term maturities, net of discount	8,501,474	8,855,000
Total	$8,601,711	$8,976,041

There was a total of $93,829 and $95,942 accrued interest on notes payable at March 31, 2024 and December 31, 2023, respectively.

Aggregate maturities of notes payable as of March 31, 2024 are as follows:

For the period ended March 31,

2025	$120,237
2026	110,532
2027	121,884
2028	134,403
2029	148,207
Thereafter	8,347,670
Total	$8,982,933

15. EQUITY

Common Stock

As of March 31, 2024, total common stock issued and outstanding was 52,516,974 and 49,693,803, respectively. As of December 31, 2023, total common stock issued and outstanding was 52,538,100 and 49,714,929, respectively. At March 31, 2024 and December 31, 2023, a total of 2,823,171 shares of common stock were deemed issued but not outstanding.

For the three months ended March 31, 2024:

Common Stock Received from Sale of Subsidiary

On February 26, 2024, the Company sold 100% of the equity interests in Haley for the return of 21,126 shares of the Company’s common stock held by the buyer. (see note 3). The Company Haley had no assets of liabilities at the time of the sale; the Company valued the 21,126 shares of common stock at the market price on the date of the acquisition of $1.00 per sale and recorded a gain in the amount of $21,126 on this transaction.

For the three months ended March 31, 2023:

On February 28, 2023, the Company issued 267,030 shares with a value of $112,152 to three employees as compensation.

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

Share based executive compensation plans

CEO Stock Plan

On February 3, 2023, the Company entered into an employment agreement with Bill Bennett to become the Company’s CEO. On November 3, 2023, the Company recognized that the hiring of Mr. Bennett was protracted, and the original employment agreement calculated the number of Shares to be granted in connection with the Executive Compensation Plan on the basis of the number of Shares outstanding as of October 2022, which did not take into consideration the number of shares that were issued to a departing executive and to certain other employees of the Company thereafter. Accordingly, the number of shares issuable to Mr. Bennett at each price target was adjusted, effective as of the original date of the plan. Pursuant to this agreement, Mr. Bennett was provided with an incentive compensation plan (the “CEO Stock Plan”) whereby Mr. Bennett would be granted shares of the Company’s common stock upon the common stock meeting certain price points at various 60-day volume weighted prices, as described below:

	Number of Shares Granted - Lower of:
Stock	Number of Shares Issued	Maximum
Price	and Outstanding on	Number of
Target	Grant Date Multiplied by:	Shares
$0.60	2.00%	975,133
$0.80	1.50%	731,350
$1.00	1.00%	487,567
$1.20	0.75%	365,675
$1.40	0.75%	365,675
$1.60	0.50%	243,783
$1.80	0.50%	243,783
$2.00	0.50%	243,783

The value of the plan was determined to be $660,541. This amount will be recorded as a charge to additional paid-in capital on a straight-line basis over 34 months. During the three months ended March 31, 2024, the amounts of $58,283 was charged to operations pursuant to the CEO Stock Plan.

On November 7, 2023, the Company issued 678,302 shares of common stock, net of 296,831 shares withheld for income tax purposes, to its Chief Executive Officer pursuant the achievement of the first price target in the CEO Stock Plan.

On March 19, 2024, the Company’s stock price attained the second price target in the CEO Stock Plan, and Mr. Bennett became eligible to receive 731,350 shares of the Company’s common stock. These shares have not been issued as of March 31, 2024.

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

The value of the plan was determined to be $199,951. This amount will be recorded as a charge to additional paid-in capital on a straight-line basis over 31.5 months. During the three months ended March 31, 2024, the amount of $19,043 was charged to operations pursuant to the COO Stock Plan. At March 31, 2024, none of the price targets under the COO Stock Plan have been achieved.

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

The CFO Stock Plan had a fair value of $238,747 at inception (see “Stock Plan Valuation” section below). This amount will be amortized over the 30-month life of the plan beginning January 1, 2024. During the three months ended March 31, 2024, $23,875 of this amount was charged to operations. At March 31, 2024, none of the price targets under the COO Stock Plan have been achieved.

The Company relied upon the guidance of Statement of Financial Account Standards No. 718 Compensation – Stock Compensation (“ASC 718”) in accounting for the CEO, COO, and CFO Stock Plans. A Monte Carlo market-based performance stock awards model was used in valuing the plan, with the following assumptions:

●

The stock price for each trading day would fluctuate with an estimated projected volatility using a normal distribution. The stock price of the underlying instrument is modeled such that it follows a geometric Brownian motion with constant drift and volatility.

●	The Company would award the stock upon triggering the thresholds.

●	Annual attrition or forfeiture rates (i.e., pre–vesting forfeiture assumption) are assumed to be zero given the Holder’s position with the Company.

●	No Projected capital events were included in the adjustments to the shares issued and outstanding in the projected simulations.

●	Awards/Payouts were discounted at the risk–free rate.

The CEO, COO, and CFO Stock Plans were valued utilizing the following:

December 31, 2023
Volatility	103.9%-113.7%
Dividends	$0
Risk-free interest rates	4.45%-4.45%
Expected term (years)	2.63-2.91

Stock Appreciation Rights

Effective May 15, 2023, the Company issued 1,500,000 stock appreciation rights (the “Smallwood SARs”) to Brady Smallwood, its Chief Operating Officer. The Smallwood SARs vest upon issuance, and expire on December 31, 2026; 750,000 of the Smallwood SARs are priced at $1.50 per share, and 750,000 are priced at $2.00 per share. It is the Company’s intention to settle the Smallwood SARs in cash if the stock price exceeds the $1.50 and $2.00 per share price prior to the expiration date. The Smallwood SARs were valued utilizing the Black-Scholes valuation model, and had an aggregate fair value of $9,794 upon issuance; this amount was charged to operations and credited to stock appreciation rights liability. The Smallwood SARs are revalued each quarter, and any gain or loss in the fair value is charged to non-cash compensation expense. At March 31, 2024, the Smallwood SARs had a fair value of $373,918; the increase in fair value in the amount $118,898 during the three months ended March 31, 2024 was charged to non-cash compensation. See note 13.

The Smallwood SARs were valued using the Black-Scholes valuation model utilizing the following variables:

	March 31,	December 31,
	2024	2023
Volatility	86.58%	45.0-53.3%
Dividends	$-	$-
Risk-free interest rates	4.59%	3.67-4.87%
Term (years)	2.75	2.63-2.51

Options

The following table summarizes the options outstanding at March 31, 2024 and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.41	125,000	0.07	$0.41	125,000	$0.41
$0.50	125,000	0.07	$0.50	125,000	$0.50
$0.60	50,000	1.75	$0.60	43,750	$0.60
$1.00	50,000	1.75	$1.00	43,750	$1.00
$1.25	130,000	2.25	$1.25	-	$-
$1.75	130,000	2.25	$1.75	-	$-
	610,000	1.27	$0.96	350,000	$0.55

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2023	350,000	$0.55

Granted	260,000	$1.50
Exercised	-	$-
Cancelled / Expired	-	$-

Options outstanding at March 31, 2024 (unaudited)	610,000	$0.96
Options exercisable at March 31, 2024 (unaudited)	350,000	$0.55

Aggregate intrinsic value of options outstanding and exercisable at March 31, 2024 was $156,075. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $1.00 at March 31, 2024, and the exercise price multiplied by the number of options outstanding.

During the three months ended March 31, 2024 and 2023, the Company charged the amount of $2,034 and $0, respectively, to operations for the vesting of stock options.

16. RELATED PARTY TRANSACTIONS

Payments to Prior Executive Officers under Separation Agreements

During the three months ended March 31, 2024, the Company made the following payments to previous Executive Officers in connection with separation agreements (see note 12):

The Company paid cash in the amount of $83,333 to Mr. Klepfish, its prior CEO.

The Company made Cobra payments on behalf of Mr. Weirnasz, its prior Director of Strategic Acquisitions and previous board member, in the amount of $967.

The Company made cash payments to Mr. Tang, its prior CFO, in the amount of $41,125, and made Cobra payments on behalf of Mr. Tang in the amount of $2,885.

17. MAJOR CUSTOMERS

The Company’s largest customer, U.S. Foods, Inc. and its affiliates, accounted for approximately 49% and 47% of total sales in the three months ended March 31, 2024 and 2023, respectively. In addition, Gate Gourmet, the leading global provider of airline catering solutions and provisioning services for airlines, in partnership with igourmet, represented 17% and 16% of total sales for the three months ended March 31, 2024 and 2023, respectively.

18. COMMITMENTS AND CONTINGENCIES

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

19. SUBSEQUENT EVENTS

Share Incentive Plan Performance Goal Achieved

On April 17, 2024, the Company’s stock price achieved the first price target of $0.87 under the COO Stock Plan and the Company became obligated to issue a total of 196,627 shares to its COO.

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

Provision for Doubtful Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts pursuant to the guidance of Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326) as codified in Accounts Standards Codification (ASC) 326, Financial Instruments – Credit Losses. Under ASC 326, the Company utilizes a current and expected credit loss (CECL) impairment model. ASU 2016-13 became effective for us on January 1, 2023. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $69,359 and $46,477 at March 31, 2024 and December 31, 2023, respectively.

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

Our Business Activities

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

We have made the strategic decision to sell our 200K square foot facility in Mountain Top, Pennsylvania and consolidate our warehouse activities into our 28K square foot facility in the greater Chicago area. We have the capabilities to pack and ship frozen, refrigerated, and ambient products, enabling us to sell a broad range of specialty foods. We also have GFSI/SQF certifications, allowing compatibility with the highest standards of food handling supply chains in the world, and the quality and food safety that our premium customers expect from us. These warehouses have the ability to ship packages and pallets of all sizes through overnight shipping. We also leverage our own fleet of trucks to deliver directly to our Professional Chef customers within our reach.

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

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Revenue

Revenue decreased by $1.0 million or approximately 5.7% to $15.7 million for the three months ended March 31, 2024 from $16.7 million in the prior year. These revenue declines were driven primarily by our consumer eCommerce business sales declining by 41.7%, as we began the ramp-down of the business. In fact, this shift of focus to our Specialty Foodservice business has already begun to make an impact.  After several quarters of decline our Specialty Foodservice business sales grew by 1.4%. While we expect this Specialty Foodservice revenue to generate positive growth for the year, Q2 will likely be our toughest quarter.   As we’ve said previously, the B2B sales cycle is long, but we remain optimistic in how our sales efforts are progressing.  Shortly after the close of the first quarter, we announced the signing of a contract with a new customer, Cheney Brothers, and conversations with other large potential customers continue. Within our Specialty Foodservice business, we also continue to build out our sourcing efforts, significantly ramping up the pace of our vendor and item onboarding, which we also expect to begin to contribute to revenue growth in the back half of 2024.

Any changes in the food distribution and specialty foods operating landscape that materially hinders our current ability and/or cost to deliver our products to our customers could potentially cause a material impact on our net revenue and gross margin and, therefore, our profitability and cash flows could be adversely affected.

We also saw a decrease in our logistics business (from $248,569 in the three months ended March 31, 2023 to $208,211 in the three months ended March 31, 2024) as our existing customers experienced softness in demand and subsequently less volume throughput for our logistics services. Though small, we continue to seek new opportunities to leverage our logistics services in order to better leverage existing fixed assets.

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

Cost of goods sold

Our cost of goods sold for the three months ended March 31, 2024 was $11.9 million, a decrease of $1.0 million or approximately 7.8% compared to cost of goods sold of $12.9 million for the three months ended March 31, 2023. Cost of goods sold was made up of the following expenses for the three months ended March 31, 2024: cost of goods in the amount of $9.1 million ; and shipping, delivery, handling, and purchase allowance expenses in the amount of $2.8 million. Gross margins as a percentage of sales increased during the current period to 24.4% compared to 22.6% during the comparable period, an improvement of 174 basis points, as we continued implementing our strategy to improve cost controls, better manage pricing, and focus more on product mix.  Importantly, the improvement was driven by an improvement in gross margins in the Specialty Foodservice business.  The enhancement in our financial performance was significantly influenced by the increased gross margins within our Specialty Foodservice sector. Additionally, our deliberate shift away from a pricier shipping supplier served to further elevate our margin levels.

Selling, general, and administrative expenses

Selling, general, and administrative expenses (“SG&A”) decreased by $0.4 million or 9.7% to $4.0million during the three months ended March 31, 2024 compared to $4.4 million for the three months ended March 31, 2023. The decrease in selling, general, and administrative expenses was primarily due to a decrease in legal and professional fees of $0.2 million, a decrease in advertising of $0.2 million, and a decrease in payroll and related costs of $0.1 million.  These decreases were partially offset by an increase in real estate commissions of $0.1 million related to the sale of the Race Track Road Facility. Selling, general, and administrative expenses as a percentage of sales increased from 26.7% of sales during the three months ended March 31, 2023 to 25.5% of sales during the current quarter.

Separation costs – executive officers

During the three months ended March 31, 2023, the Company entered into a separation agreement with its Prior CEO and current board member with a total cost of $1,819,199 consisting of $1,251,199 in cash payments, $1,199 of Cobra health insurance payments, and stock grants with a value of $568,000. Also, during the three months ended March 31, 2023, the Company entered into a separation agreement with its prior Director of Strategic Acquisitions and board member consisting of cash payments of $100,000 and $26,451 of Cobra health insurance payments. The aggregate separation costs charged to operations during the three months ended March 31, 2023 was $1,945,650; there were no such costs during the current period.

Interest expense, net

Interest expense, net of interest income, increased by $42,729 or approximately 24.7% to $215,450 during the three months ended March 31, 2024, compared to $172,721 during the three months ended March 31, 2023. The increase was due to an increase in interest accrued or paid on the Company’s commercial loans and notes payable in the amount of $54,367 due to higher interest rates and higher balances under the MapleMark term loans, backed by the USDA. Interest expense also increased due to an increase in the amortization of prepaid loan fees in the amount of $1,283. This increase was partially offset by an increase in interest income in the amount of $12,921.

Gain on sale of assets

During the three months ended March 31, 2024, the Company sold its property located in Bonita Springs, Florida for a gain in the amount of $1,807,516. There was no comparable transaction in the prior period.

Gain on sale of subsidiary

During the three months ended March 31, 2024, the Company sold its subsidiary Haley Group, Inc.; consideration for the sale was the return to the Company of 21,126 shares of the Company’s common stock with a market value at the time of the sale of $21,126. The Company recorded a gain on the sale of Haley in the amount of $21,126. There was no comparable transaction in the prior period.

Other leasing income

During the three months ended March 31, 2024 and March 31, 2023, the Company recognized income in the amount of $1,900 in connection with the lease of space in our Mountaintop warehouse facility.

Net income (loss) from continuing operations

For the reasons above, the Company had net income from continuing operations for the three months ended March 31, 2024 of $1.4 million  compared to a net loss from continuing operations of $(2.8) million during the three months ended March 31, 2023. The net income from continuing operations for the three months ended March 31, 2024 includes a net total of $354,524 in non-cash charges: non-cash compensation in the amount of $220,099, depreciation and amortization expense of $110,260, provision for doubtful accounts of $22,882, and amortization of the discount on notes payable term loans of $1,283. The net loss from continuing operations for the three months ended March 31, 2023 includes a total of $328,101 in non-cash charges, including non-cash compensation in the amount of $178,048, depreciation and amortization expense of $145,387, and provision for doubtful accounts of $4,666.

Net loss from discontinued operations

For the three months ended March 31, 2024, the Company had a net loss from discontinued operations in the amount of $10,105, a decrease in the amount of $31,946 or approximately 76% compared to a net loss from discontinue operations in the amount of $42,051 for the three months ended March 31, 2023.

Liquidity and Capital Resources at March 31, 2024

As of March 31, 2024, the Company had current assets of $17,533,707, consisting of cash and cash equivalents of $4,272,243, trade accounts receivable, net, of $4,109,274, inventory of $2,840,682, other current assets of $348,926, assets held for sale of $5,941,933, and current assets – discontinued operations of $20,649. Also at March 31, 2024, the Company had current liabilities of $5,482,266, consisting of trade payables and accrued liabilities of $3,111,671, current portion of accrued separation costs – related parties of $418,635, accrued interest of $93,829, deferred revenue of $1,227,936, liability for stock appreciation rights of $373,918, current portion of notes payable of $100,237, current portion of operating lease liability of $17,422, current portion of financing lease liability of $136,096, and current liabilities - discontinued operations of $2,522.

During the three months ended March 31, 2024, the Company had cash used in operating activities of $3,157,213. Cash flow used in operations consisted of the Company’s consolidated net income of $1,425,874 less gain on disposition of assets of $1,807,516 and gain on sale of subsidiary of $21,126, plus non-cash charges for depreciation and amortization of $110,260, increase in value of stock appreciation rights of $118,898, stock-based compensation in the amount of $103,325, provision for doubtful accounts of $22,882, amortization of right-of-use assets of $4,175, and amortization of discount on notes payable of $1,283. The Company’s cash position also decreased by $3,115,178 as a result of changes in the components of current assets and current liabilities, primarily the result of a net paydown of $3,114,335 in accounts payable and accrued liabilities. Excluding $128,610 in payments associated with the separation and hiring of key officers referenced earlier, the Company would have recorded cash used in operating activities of $3,028,603 for the three months ended March 31, 2024, an improvement of $128,608 compared to the three months ended March 31, 2023.

The Company had cash provided by investing activities of $2,099,779 for the three months ended March 31, 2024, which consisted of cash received from the sale of our Bonita Springs property in the amount of $2,101,185 net of the payoff of the related secured loan in the amount of $353,815 including accrued interest. The Company also purchased property and equipment in the amount of $1,406 during the period.

The Company had cash used in financing activities of $72,685 for the three months ended March 31, 2024, which consisted of payments on notes payable and financing lease in the amount of $22,708 and $49,977, respectively.

At March 31, 2024, we had positive net working capital in the amount of $12,051,441 compared to net working capital of $5,000,156 at the December 31, 2023, an improvement of $7,051,285. The Company reported a profit from continuing operations in the amount of $1,435,979 for the three months ended March 31, 2024 compared to a loss from continuing operations of $2,786,715 during the comparable period of the prior year. In addition, the Company continues to maintain the untapped $3 million revolver with MapleMark. Due to the Company’s improved operations performance along with its restructured balance sheet, we believe that any issues regarding our near-term liquidity have been resolved.

During 2024, management is focused on continuing the Stabilization phase of its three phase plan, focusing on the fundamentals of running a cash flow positive business, serving Professional Chefs, including a focus on improving margins. Management expects to continue to expand the Professional Chefs business by entering additional specialty foods markets, serving new customers, and launching new products. On the Home Gourmet business, management has kicked off the marketing of the business for divestiture, and in the meantime has eliminated all marketing spend, reduced headcount, and eliminated unproductive inventory.

No assurances can be given that any of these plans will come to fruition or that if implemented they will necessarily yield positive results.

Transactions with Major Customers

Transactions with a major customer and related economic dependence information is set forth below and following our discussion of Liquidity and Capital Resources.

The Company’s largest customer, U.S. Foods, Inc. and its affiliates, accounted for approximately 49% and 47% of total sales in the three months ended March 31, 2024 and 2023, respectively. In addition, Gate Gourmet, the leading global provider of airline catering solutions and provisioning services for airlines, in partnership with igourmet, represented 16% of total sales for the three months ended March 31, 2024 and 2023.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

In the opinion of management, inflation has had a material effect on the Company’s financial condition and results of its operations. The Company has seen the impact of inflation across its costs for fuel, shipping, cost of goods, and marketing. Balancing the management of these increases with the willingness of our customers to pay higher prices will continue to be a key focus for the Company this year. However, no assurance can be given that we will be successful and inflationary pressure on our profits will likely continue through 2024.

RISK FACTORS

The Company’s business and success is subject to numerous risk factors as detailed in its Annual Report on Form 10-K for the year ended December 31, 2023 and other of its Current Reports on Form 8-K, all of which reports are available at no cost at www.sec.gov.

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

(a) Evaluation of disclosure controls and procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act.) as of the end of the period covered by this Quarterly Report, have determined that our controls and procedures are effective at March 31, 2024 at the reasonable assurance level. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

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

SIGNATURE	TITLE	DATE

/s/ Robert William Bennett	Chief Executive Officer and Director	May 14, 2024
Robert William Bennett	(Principal Executive Officer)

/s/ Gary Schubert	Chief Financial Officer	May 14, 2024
Gary Schubert