Form 10-Q
period 2024-06-30
INNOVATIVE FOOD HOLDINGS INC
filed 2024-08-14
CIK 312257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,717,941 shares of common stock outstanding as of August 9, 2024.

INNOVATIVE FOOD HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

Innovative Food Holdings, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,866,448	$5,327,016
Accounts receivable, net	5,198,153	4,307,726
Inventory, net	2,762,071	2,973,134
Other current assets	299,424	287,528
Assets held for sale	5,941,933	649,884
Current assets - discontinued operations	20,284	95,861
Total current assets	18,088,313	13,641,149

Property and equipment, net	934,353	7,000,015
Right of use assets, operating leases, net	20,098	28,519
Right of use assets, finance leases, net	407,427	436,403
Tradenames and other unamortizable intangible assets	217,000	217,000
Total assets	$19,667,191	$21,323,086

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,222,324	$6,252,951
Accrued separation costs, related parties, current portion	342,666	463,911
Accrued interest	89,990	95,942
Deferred revenue	1,440,803	1,312,837
Stock appreciation rights liability	786,768	255,020
Notes payable, net of discount - current portion	122,717	121,041
Lease liability - operating leases, current	15,927	17,131
Lease liability - finance leases, current	154,392	115,738
Current liabilities - discontinued operations	2,522	6,422
Total current liabilities	6,178,109	8,640,993

Note payable, net of discount	8,459,439	8,855,000
Accrued separation costs, related parties, non-current	624,359	791,025
Lease liability - operating leases, non-current	4,171	11,388
Lease liability - finance leases, non-current	85,771	219,266
Total liabilities	15,351,849	18,517,672

Commitments & Contingencies (see note 18)
Stockholders' equity
Common stock: $0.0001 par value; 500,000,000 shares authorized; 52,562,238 and 52,538,100 shares issued, and 49,717,941 and 49,714,929 shares outstanding at June 30, 2024 and December 31, 2023, respectively	5,251	5,251
Additional paid-in capital	42,950,189	42,762,811
Treasury stock: 2,644,297 and 2,623,171 shares outstanding at June 30, 2024 and December 31, 2023, respectively	(1,141,370)	(1,141,370)
Accumulated deficit	(37,498,728)	(38,821,278)
Total stockholders' equity	4,315,342	2,805,414

Total liabilities and stockholders' equity	$19,667,191	$21,323,086

See condensed notes to these unaudited consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023

Revenue	$16,658,990	$18,521,091	$32,389,103	$35,195,850
Cost of goods sold	12,691,567	14,034,137	24,587,366	26,934,746
Gross margin	3,967,423	4,486,954	7,801,737	8,261,104

Selling, general and administrative expenses	3,862,794	4,180,620	7,876,221	8,625,014
Separation costs - executive officers	-	-	-	1,945,650
Total operating expenses	3,862,794	4,180,620	7,876,221	10,570,664

Operating income (loss)	104,629	306,334	(74,484)	(2,309,560)

Other income (expense:)
Interest expense, net	(209,487)	(209,640)	(424,937)	(382,361)
Gain on sale of assets	-	-	1,807,516	-
Gain on sale of subsidiary	-	-	21,126	-
Other leasing income	1,900	1,900	3,800	3,800
Total other income (expense)	(207,587)	(207,740)	1,407,505	(378,561)

Net income (loss) before taxes	(102,958)	98,594	1,333,021	(2,688,121)

Income tax expense	-	15,834	-	15,834

Net income (loss) from continuing operations	$(102,958)	$82,760	$1,333,021	$(2,703,955)

Net (loss) from discontinued operations	(366)	$(69,289)	$(10,471)	$(111,340)

Consolidated net income (loss)	$(103,324)	$13,471	$1,322,550	$(2,815,295)

Net income (loss) per share from continuing operations - basic	$(0.00)	$0.00	$0.03	$(0.06)

Net income (loss) per share from continuing operations - diluted	$(0.00)	$0.00	$0.03	$(0.06)

Net (loss) per share from discontinued operations - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net (loss) per share from discontinued operations - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	49,702,026	49,064,084	49,708,112	48,764,822

Weighted average shares outstanding - diluted	49,702,026	49,064,084	51,123,656	48,764,822

See condensed notes to these unaudited consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Stockholders' Equity

Three and Six Months Ended June 30, 2024 and 2023

(unaudited)

	Common Stock		Common Stock to be issued		Additional Paid-in	Treasury Stock		Accumulated
	Amount	Value	Amount	Value	Capital	Amount	Value	Deficit	Total
Balance - March 31, 2023	50,569,327	$5,052	832,214	$83	$42,367,472	2,623,171	$(1,141,370)	$(37,294,892)	$3,936,345
Shares issued for compensation	-	-	15,106	2	4,998	-	-	-	5,000
Fair value of shares issued under equity incentive plan	-	-	-	-	67,803	-	-	-	67,803
Shares issued under severance agreement	400,000	40	-	-	167,960	-	-	-	168,000
Net income for the three months ended June 30, 2023	-	-	-	-	-	-	-	13,471	13,471
Balance - June 30, 2023	50,969,327	$5,092	847,320	$85	$42,608,233	2,623,171	$(1,141,370)	$(37,281,421)	$4,190,619

Balance - March 31, 2024	52,538,100	5,251	-	-	42,844,922	2,644,297	(1,141,372)	(37,395,404)	4,313,397
Fair value of shares under compensation plan	-	-	-	-	105,269	-	-	-	105,269
Shares issue for cashless exercise of options	24,138	2	-	-	(2)	-	-	-	-
Net loss for the three months ended June 30, 2024	-	-	-	-	-	-	-	(103,324)	(103,324)
Balance - June 30, 2024	52,562,238	$5,253	-	-	42,950,189	2,644,297	(1,141,372)	(37,498,728)	4,315,342

Balance - December 31, 2022	49,427,297	$4,938	1,499,940	$150	$42,189,471	2,623,171	$(1,141,370)	$(34,466,126)	$6,587,063
Shares issued for compensation	-	-	222,380	22	50,658	-	-	-	50,680
Shares issued to management and employees, previously accrued	875,000	87	(875,000)	(87)	-	-	-	-	-
Fair value of shares under compensation plan	-	-	-	-	88,002	-	-	-	88,002
Shares issued under severance agreement	400,000	40	-	-	167,960	-	-	-	168,000
Common stock issued for services	267,030	27	-	-	112,142	-	-	-	112,169
Net loss for the six months ended June 30, 2023	-	-	-	-	-	-	-	(2,815,295)	(2,815,295)
Balance - June 30, 2023	50,969,327	$5,092	847,320	$85	$42,608,233	2,623,171	$(1,141,370)	$(37,281,421)	$4,190,619

Balance - December 31, 2023	52,538,100	5,251	-	-	42,762,811	2,623,171	(1,141,370)	(38,821,278)	2,805,414
Shares returned to treasury from sale of subsidiary	-		-	-	(21,124)	21,126	(2)	-	(21,126)
Fair value of shares under compensation plan	-	-	-	-	208,504	-	-	-	208,504
Shares issue for cashless exercise of options	24,138	2	-	-	(2)	-	-	-	-
Net income for the six months ended June 30, 2024	-	-	-	-	-	-	-	1,322,550	1,322,550
Balance - June 30, 2024	52,562,238	$5,253	-	$-	$42,950,189	2,644,297	$(1,141,372)	$(37,498,728)	$4,315,342

See condensed notes to these unaudited consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2024	2023

Cash flows used in operating activities:
Net income (loss)	$1,322,550	$(2,815,295)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on disposition of asset	(1,807,516)	-
Gain on sale of subsidiary	(21,126)	-
Depreciation and amortization	168,562	286,869
Amortization of right of use asset	8,421	31,850
Amortization of discount on notes payable	2,568	729
Stock based compensation	208,504	250,851
Value of stock appreciation rights	531,748	(419)
Provision for doubtful accounts	35,855	50,905

Changes in assets and liabilities:
Accounts receivable, net	(926,416)	313,618
Inventory and other current assets, net	199,167	333,422
Accounts payable and accrued liabilities	(3,037,522)	(1,303,268)
Accrued separation costs - related parties	(287,911)	1,476,482
Deferred revenue	128,319	(474,033)
Operating lease liability	(8,421)	(31,850)
Net cash used in operating activities	(3,483,218)	(1,880,139)

Cash flows from investing activities:
Acquisition of property and equipment	(15,857)	(32,473)
Cash received from disposition of asset, net of loan payoff	2,101,185	-
Net cash provided by (used in) investing activities	2,085,328	(32,473)

Cash flows from financing activities:
Cash received from notes payable, net of costs	-	3,285,588
Principal payments on debt	(43,548)	-
Principal payments financing leases	(94,841)	(99,942)
Net cash provided by (used in) financing activities	(138,389)	3,185,646

Decrease in cash and cash equivalents	(1,536,279)	1,273,034

Cash and cash equivalents at beginning of period	5,422,335	4,899,398

Cash and cash equivalents at end of period - continuing operations	$3,866,448	$6,172,432
Cash and cash equivalents at end of period - discontinued operations	$19,608
Cash and cash equivalents at end of period	$3,886,056	$6,172,432

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$456,062	$342,081

Taxes	$-	$-

Non-cash investing and financing activities:
Reclassify fixed assets as held for sale	$5,941,933	$-
Debt to Fifth Third Bank paid directly by Maple Mark Bank	$353,815	$-
Issuance of common stock for severance agreement previously accrued	$-	$168,000
Issuance of stock for cashless exercise of options	$2	$-

See condensed notes to these unaudited consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

1. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include those of Innovative Food Holdings, Inc. and all of its wholly-owned subsidiaries (collectively, the “Company”) and have been prepared in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes as contained in Form 10-K for the year ended December 31, 2023. In the opinion of management, the interim unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations to be expected for the full year.

Business Activity

We provide difficult-to-find specialty foods primarily to both Professional Chefs through our relationships with producers, growers, makers and distributors of these products worldwide. The distribution of these products primarily originates from our two warehouses and those of our drop ship partners, and is driven by our proprietary technology platform. In addition, we provide value-added services through our team of food specialists and Chef Advisors who offer customer support, menu ideas, and preparation guidance.

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

Discontinued Operations

Pursuant to the guidance of ASC 205-20 Presentation of Financial Statements – Discontinued Operations, the accounts of our discontinued entities GROW, Oasis, Haley, and P Innovations have been included in “Net loss from discontinued operations” in our consolidated statements of operations until such time as each entity are sold. Additionally, the assets and liabilities of these entities have been presented as discontinued operations in our consolidated balance sheets as of March 31, 2024 and December 31, 2023 until such time as each entity is sold. See Note 2.

Reclassifications

Certain amounts presented in the financial statements of the prior period have been reclassified to conform with the current period presentation of discontinued operations. See note 2.

Use of Estimates

The preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounts subject to estimate and judgements are allowances for doubtful accounts, allowances for slow moving & obsolete inventory, income taxes, intangible assets, operating and finance right of use assets and liabilities, and equity-based instruments. Actual results may differ from these estimates under different assumptions or conditions. We believe our estimates have not been materially inaccurate in past years, and our assumptions are not likely to change in the foreseeable future.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. The Company’s largest customer, U.S. Foods, Inc. and its affiliates, accounted for approximately 48% and 47% of total sales in the three months ended June 30, 2024 and 2023, respectively, and 49% and 47% of total sales in the six months ended June 30, 2024 and 2023, respectively.

The Company maintains cash balances in excess of Federal Deposit Insurance Corporation limits. At June 30, 2024 and December 31, 2023, the total cash in excess of these limits was $916,816 and $988,825, respectively.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts pursuant to the guidance of Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326) as codified in Accounts Standards Codification (ASC) 326, Financial Instruments – Credit Losses. Under ASC 326, the Company utilizes a current and expected credit loss (CECL) impairment model. ASU 2016-13 became effective for us on January 1, 2023. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $82,336 and $46,477 at June 30, 2024 and December 31, 2023, respectively.

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

The following table represents the changes in deferred revenue as reported on the Company’s consolidated balance sheets:

Balance as of December 31, 2022	$1,558,155
Cash payments received	215,346
Net sales recognized	(534,711)
Balance as of March 31, 2023 (unaudited)	$1,238,790

Cash payments received	361,151
Net sales recognized	(515,819)
Balance as of June 30, 2023 (unaudited)	$1,084,122

Balance as of December 31, 2023	$1,312,837
Cash payments received	4,033,077
Net sales recognized	(4,117,978)
Balance as of March 31, 2024 (unaudited)	$1,227,936

Cash payments received	4,596,044
Net sales recognized	(4,383,177)
Balance as of June 30, 2024 (unaudited)	$1,440,803

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,
	2024	2023
	(unaudited)	(unaudited)
Specialty Foodservice	$15,354,697	$16,045,427
E-Commerce	1,055,036	2,205,221
Logistics	249,257	270,443
Total	$16,658,990	$18,521,091

The following table represents a disaggregation of revenue for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024	2023
	(unaudited)	(unaudited)
Specialty Foodservice	$29,348,262	$29,850,212
E-Commerce	2,583,373	4,826,626
Logistics	457,468	519,012
Total	$32,389,103	$35,195,850

Cost of goods sold

We have included in cost of goods sold all costs which are directly related to the generation of revenue. These costs include primarily the cost of food and raw materials, packing and handling, shipping, and delivery costs.

We have also included all payroll costs as cost of goods sold in our leasing and logistics services business.

Basic and Diluted Earnings Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully-diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options and warrants to purchase common stock and shares issuable under executive compensation plan. Basic and diluted net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period.

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation.

Dilutive shares at June 30, 2024:

Stock Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company at June 30, 2024:

		Weighted
		Average
		Remaining
Exercise	Number of	Contractual
Price	Options	life (years)
$1.00	50,000	1.50
$1.25	130,000	2.00
$1.75	130,000	2.00
	310,000	1.92

Restricted Stock Awards

At June 30, 2024, there are 300,000 unvested restricted stock awards remaining from grants in a prior year. Those 300,000 restricted stock awards will vest as follows: 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days. The fair value of these RSUs at the date of the grants will be charged to operations upon vesting. At June 30, 2024, none of these RSU were vested. There was no charge to operations for these RSUs during the three and six months ended June 30, 2024.

Stock-based Compensation

At June 30, 2024, there were a total of 3,910,534 shares of common stock potentially issuable to the Company’s executive officers pursuant to compensation plans and contingent upon the achievement of certain performance goals; see notes 15 and 16. Of these, 1,415,544 shares have vested and are included in fully-diluted shares outstanding during the six months ended June 30, 2024; 2,490,990 have not vested, and are excluded from the calculation of fully-diluted shares outstanding during the six months ended June 30, 2024. During the three and six months ended June 30, 2024, the amounts of $105,269 and $208,504, respectively, were charged to stock-based compensation.

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

Restricted Stock Awards

At June 30, 2023, there were 300,000 unvested restricted stock awards remaining from grants in a prior year. Those 300,000 restricted stock awards will vest as follows: 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days. The fair value of these RSUs at the date of the grants will be charged to operations upon vesting.

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

The following information presents the major classes of line item of assets and liabilities included as part of discontinued operations in the consolidated balance sheets:

	June 30,	December 31,
	2024	2023
Current assets - discontinued operations:	(unaudited)
Cash	$19,608	$95,319
Accounts receivable	635	501
Inventory	41	41
Other current assets	-	-
Total current assets - discontinued operations	$20,284	$95,861

Current liabilities - discontinued operations:
Accounts payable and accrued liabilities	$-	$986
Accrued payroll and related liabilities	-	3,267
Deferred revenue	2,522	2,169
Total current liabilities - discontinued operations	$2,522	$6,422

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$(65)	$312,230	$24,791	$632,671
Cost of goods sold	-	(6,273)	(2,238)	(14,353)
Gross margin	(65)	305,957	22,553	618,318

Selling, general, and administrative expenses	(301)	(375,526)	(33,024)	(730,221)

Interest income	-	280	-	563
Loss from discontinued operations, net of tax	$(366)	$(69,289)	$(10,471)	$(111,340)

There were no major classes of line items which constituted significant operating and investing cash flow activities in the consolidated statements of cash flows relating to discontinued operations.

3. SALE OF SUBSIDIARY

On February 26, 2024, the Company sold 100% of the equity interests in Haley Food Group, Inc., (“Haley”) for the return of 21,126 shares of the Company’s common stock held by the buyer. The Company Haley had no assets or liabilities at the time of the sale; the Company valued the 21,126 shares of common stock at the market price on the date of the acquisition of $1.00 per sale and recorded a gain in the amount of $21,126 on this transaction.

4. ACCOUNTS RECEIVABLE

At June 30, 2024 and December 31, 2023, accounts receivable consists of:

	June 30, 2024	December 31, 2023
	(unaudited)
Accounts receivable from customers	$5,280,489	$4,354,203
Allowance for doubtful accounts	(82,336)	(46,477)
Accounts receivable, net	$5,198,153	$4,307,726

During the three and six months ended June 30, 2024, the Company charged the amount of $12,973 and $35,855 to provision for doubtful accounts, respectively. During the three and six months ended June 30, 2023, the Company charged the amount of $46,239 and $50,905 to provision for doubtful accounts, respectively.

5. INVENTORY

Inventory consists primarily of specialty food products. At June 30, 2024 and December 31, 2023, inventory consisted of the following:

	June 30, 2024	December 31, 2023
	(unaudited)
Finished goods inventory	$2,762,071	$2,973,134
Allowance for slow moving & obsolete inventory	-	-
Finished goods inventory, net	$2,762,071	$2,973,134

6. PROPERTY AND EQUIPMENT

A summary of property and equipment at June 30, 2024 and December 31, 2023 is as follows:

	June 30, 2024	December 31, 2023
	(unaudited)
Land	$208,140	$1,079,512
Building	711,410	6,571,496
Computer and Office Equipment	602,642	597,834
Warehouse Equipment	477,090	477,090
Furniture and Fixtures	944,674	940,960
Vehicles	58,353	58,353
Total before accumulated depreciation	3,002,309	9,725,245
Less: accumulated depreciation	(2,067,956)	(2,725,230)
Total	$934,353	$7,000,015

Depreciation expense for property and equipment amounted to $53,366 and $97,671 for the three months ended June 30, 2024 and 2023, respectively and $125,525 and $199,247 for the six months ended June 30, 2024 and 2023, respectively. Depreciation expense for property and equipment is recorded in selling, general & administrating expenses on the Company’s statement of operations. During the six months ended June 30, 2024 and 2023, the Company acquired property and equipment in the amount of $15,857 and $32,473, respectively.

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

As of June 30, 2024, the Company classified the land and building located at 220 Oak Hill Road, Mountain Top, Pennsylvania, as held for sale.

The net book value of these assets consisted of the following at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
	(unaudited)
Land	$871,372	$177,383
Building	5,070,561	431,147
Furniture, fixtures, and equipment		41,314
Total	$5,941,933	$649,844

8. RIGHT OF USE (“ROU”) ASSETS AND LEASE LIABILITIES – OPERATING LEASES

The Company has operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 3 years, some of which include options to extend.

The Company’s lease expense for the three months ended June 30, 2024 and 2023 was entirely comprised of operating leases and amounted to $4,633 and $17,746, respectively. The Company’s lease expense for the six months ended June 30, 2024 and 2023 was entirely comprised of operating leases and amounted to $9,266 and $36,536, respectively.

The Company’s ROU asset amortization for the three months ended June 30, 2024 and 2023 was $4,175 and $16,314, respectively. The Company’s ROU asset amortization for the six months ended June 30, 2024 and 2023 was $8,421 and $31,850, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

Right of use assets – operating leases are summarized below:

	June 30, 2024	December 31, 2023
	(unaudited)
Warehouse equipment	$15,027	$21,869
Office equipment	5,071	6,650
Right of use assets, net	$20,098	$28,519

Operating lease liabilities are summarized below:

	June 30, 2024	December 31, 2023
	(unaudited)
Warehouse equipment	$15,027	$21,869
Office equipment	5,071	6,650
Lease liability	$20,098	$28,519
Less: current portion	(15,927)	(17,131)
Lease liability, non-current	$4,171	$11,388

Maturity analysis under these lease agreements are as follows:

For the period ended June 30, 2025	$18,529
For the period ended June 30, 2026	2,418
Total	$20,947
Less: Present value discount	(849)
Lease liability	$20,098

9. RIGHT OF USE ASSETS – FINANCING LEASES

The Company has financing leases for vehicles and warehouse equipment. Right of use asset – financing leases are summarized below:

	June 30, 2024	December 31, 2023
	(unaudited)
Vehicles	$404,858	$404,858
Warehouse Equipment	555,416	555,416
Total before accumulated depreciation	960,274	960,274
Less: accumulated depreciation	(552,847)	(523,871)
Total	$407,427	$436,403

Depreciation expense related to right of use assets for the three months ended June 30, 2024 and 2023 was $4,061 and $33,480, respectively. Depreciation expense related to right of use assets for the six months ended June 30, 2024 and 2023 was $28,976 and $66,960, respectively.

Financing lease liabilities are summarized below:

	June 30, 2024	December 31, 2023
	(unaudited)
Financing lease obligation under a lease agreement for a forklift dated July 12, 2021 in the original amount of $16,070 payable in thirty-six monthly installments of $489 including interest at the rate of 6.01%. During the three months ended June 30, 2024, the Company made principal and interest payments on this lease obligation in the amounts of $1,453 and $15, respectively; during the six months ended June 30, 2024, the Company made principal and interest payments on this lease obligation in the amount of $2,884 and $51, respectively.	$-	$2,884

Financing lease obligation under a lease agreement for a pallet truck dated July 15, 2021 in the original amount of $5,816 payable in thirty-six monthly installments of $177 including interest at the rate of 6.01%. During the three months ended June 30, 2024, the Company made principal and interest payments on this lease obligation in the amounts of $526 and $5, respectively; during the six months ended June 30, 2024, the Company made principal and interest payments on this lease obligation in the amount of $1,044 and $18, respectively.	$-	$1,044

Financing lease obligation under a lease agreement for warehouse furniture and equipment truck dated October 14, 2020 in the original amount of $514,173 payable in sixty monthly installments of $9,942 including interest at the rate of 6.01%. During the three months ended June 30, 2024, the Company made principal and interest payments on this lease obligation in the amount of $27,399 and $2,427, respectively; during the six months ended June 30, 2024, the Company made principal and interest payments on this lease obligation in the amount of $54,385 and $5,261, respectively.	$143,322	$197,707

Financing lease obligation under a lease agreement for a truck dated March 31, 2020 in the original amount of $152,548 payable in eighty-four monthly installments of $2,188 including interest at the rate of 5.44%. During the three months ended June 30, 2024, the Company made principal and interest payments on this lease obligation in the amounts of $5,628 and $936, respectively; during the six months ended June 30, 2024, the Company made principal and interest payments on this lease obligation in the amount of $11,182 and $1,948, respectively.	$65,036	$76,218

Financing lease obligation under a lease agreement for a truck dated November 5, 2018 in the original amount of $128,587 payable in seventy monthly installments of $2,326 including interest at the rate of 8.33%. During the three months ended June 30, 2024, the Company made principal and interest payments on this lease obligation in the amounts of $6,789 and $190, respectively; during the six months ended June 30, 2024, the Company made principal and interest payments on this lease obligation in the amount of $13,432 and $520, respectively.	$4,603	$18,035

Financing lease obligation under a lease agreement for a truck dated August 23, 2019 in the original amount of $80,413 payable in eighty-four monthly installments of $1,148 including interest at the rate of 5.0%. During the three months ended June 30, 2024, the Company made principal and interest payments on this lease obligation in the amounts of $3,078 and $366, respectively; during the six months ended June 30, 2024, the Company made principal and interest payments on this lease obligation in the amount of $6,120 and $770, respectively.	$27,202	$33,322

	June 30, 2024	December 31, 2023
	(unaudited)

Financing lease obligation under a lease agreement for a truck dated February 4, 2022 in the original amount of $42,500 payable in twenty-four monthly installments of $1,963 including interest at the rate of 10.1%. During the three months ended June 30, 2024, the Company made principal and interest payments on this lease obligation in the amounts of $0 and $0, respectively. This lease obligation is fully paid as of June 30, 2024.	$-	$5,794

Total	$240,163	$335,004

Current portion	$154,392	$115,738
Long-term maturities	85,771	219,266
Total	$240,163	$335,004

There was no accrued interest on financing leases at June 30, 2024 and December 31, 2023.

Aggregate maturities of lease liabilities:

For the twelve months ended June 30,

2025	$154,392
2026	67,475
2027	18,296
Total	$240,163

10. INTANGIBLE ASSETS

The Company acquired certain intangible assets pursuant to the acquisitions of Artisan, igourmet, and Mouth. These assets include non-compete agreements, customer relationships, trade names, internally developed technology, and goodwill. The Company has also capitalized the development of its website.

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

The Company acquired certain intangible assets pursuant to the acquisitions through Artisan. The following is the net book value of these assets:

	June 30, 2024 (unaudited)
		Accumulated
	Gross	Amortization	Net
Trade Names	$217,000	$-	$217,000

	December 31, 2023
		Accumulated
	Cost	Amortization	Net
Total Trade Names	$217,000	$-	$217,000

Total amortization expense for the three and six months ended June 30, 2024 and 2023 was $0.

11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023
	(unaudited)
Trade payables and accrued liabilities	$3,049,201	$6,046,396
Accrued payroll and commissions	173,123	206,555
Total	$3,222,324	$6,252,951

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

During the three and six months ended June 30, 2024, the Company paid cash in the amount of $83,333 and $166,667, respectively, to Mr. Klepfish in connection with the SK Agreements.

During the three and six months ended June 30, 2024, the Company made the following payments in connection with the Wiernasz Separation Agreement: The Company made Cobra payments on behalf of Mr. Weirnasz in the amount of $0 and $967. Respectively.

During the three and six months ended June 30, 2024, the Company made the following payments in connection with the Tang Separation agreement: The Company paid cash to Mr. Tang in the amount of $67,315 and $108,740, respectively, Cobra payments on behalf of Mr. Tang in the amount of $8,654 and $11,539, respectively.

The following table represents the amounts accrued, paid, and outstanding on these agreements as of June 30, 2024:

	Total	Paid / Issued	Balance	Current	Non-current
Mr. Klepfish:
Cash – through March 6, 2026	$1,000,000	$(442,308)	$557,692	$333,333	$224,359
Cash - upon agreement execution	250,000	(250,000)	-	-	-
Stock - June 1, 2027	400,000	-	400,000	-	400,000
Stock - Issued in April 2023	168,000	(168,000)	-	-	-
Cobra - over eighteen months	1,199	-	1,199	1,199	-
Total – Mr. Klepfish	$1,819,199	$(860,308)	$958,891	$334,532	$624,359

Mr. Wiernasz:
Cash - three equal payments	$100,000	$(100,000)	$-	$-	$-
Cobra - over eighteen months	26,451	(26,451)	-	-	-
Total - Mr. Wiernasz	$126,451	$(126,451)	$-	$-	$-

Mr. Tang:
Cash – over seventeen weeks	$113,918	$(108,740)	$5,178	$5,178	$-
Cobra - over five months	14,495	(11,539)	2,956	2,956	-
Total - Mr. Tang	$128,413	$(120,279)	$8,134	$8,134	$-

Total Company	$2,074,063	$(1,107,038)	$967,025	$342,666	$624,359

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

The change in valuation of the Smallwood SARs is summarized in the table below:

May 15, 2023 - fair value	$9,794
(Gain) Loss on revaluation	245,226
December 31, 2023 -fair value	$255,020
(Gain) Loss on revaluation	118,898
March 31, 2024 - fair value	$373,918
(Gain) Loss on revaluation	412,850
June 30, 2024 - fair value	$786,768

14. NOTES PAYABLE

June 30, 2024	December 31, 2023
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

Amounts outstanding under the Maple Mark Term Loan 3 will bear interest at the rate equal to the lesser of (a) the Maximum Lawful Rate, or (b) the greater of (i) WSJP (the “Prime Rate” as published by The Wall Street Journal) plus 1.25% per annum or (ii) 4.50% per annum. At June 30, 2024, the interest rate was 9.50%. The MapleMark Term Loan 3 matures on June 13, 2048.

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

The Company created a discount on the MapleMark Term Loan 3 for costs in the amount of $385,803 which will be amortized over the life of the loan. During the three and six months ended June 30, 2024, the Company amortized $1,284 and $2,568 of these costs, respectively, to interest expense. During the three and six months ended June 30, 2024, the Company made principal payments and interest payments in the amount of $20,839 and $43,548, respectively, on this loan. At June 30, 2024, accrued interest on this note was $72,655.

$8,942,094	$8,985,642

	June 30, 2024	December 31, 2023
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

On February 14, 2024, The Company sold its Race Track Road Facility in Bonita Springs, Florida, which had been pledged as security for the MapleMark Term Loan 2 (see note 7). Proceeds from the sale in the amount of $352,905 and $910 were used to pay the remaining principal and interest, respectively, on the MapleMark Term Loan 2. At June 30, 2024, there are no amounts due under the MapleMark Term Loan 2.

	$-	$352,905

A note payable in the amount of $20,000. The Note was due in January 2006 and the Company is currently accruing interest on this note at 1.9%. During the three and six months ended June 30, 2024, the Company accrued interest in the amount of $96 and $192, respectively, on this note. At June 30, 2024, accrued interest on this note was $18,674.	$20,000	$20,000

Total	$8,962,094	$9,358,547
Discount	(379,938)	(382,506)
Net of discount	$8,582,156	$8,976,041

Current portion	$122,717	$121,041
Long-term maturities, net of discount	8,459,439	8,855,000
Total	$8,582,156	$8,976,041

There was a total of $91,329 and $95,942 accrued interest on notes payable at June 30, 2024 and December 31, 2023, respectively.

Aggregate maturities of notes payable as of June 30, 2024 are as follows:

For the period ended June 30,

2025	$122,717
2026	113,267
2027	124,900
2028	137,728
2029	151,874
Thereafter	8,311,608
Total	$8,962,094

15. EQUITY

Common Stock

As of June 30, 2024, total common stock issued and outstanding was 52,562,238 and 49,717,941, respectively. As of December 31, 2023, total common stock issued and outstanding was 52,538,100 and 49,714,929, respectively. At June 30, 2024 and December 31, 2023, a total of 2,844,297 and 2,823,171 shares of common stock, respectively, were deemed issued but not outstanding.

For the six months ended June 30, 2024:

On February 26, 2024, the Company sold 100% of the equity interests in Haley for the return of 21,126 shares of the Company’s common stock held by the buyer (see note 3). The Company Haley had no assets of liabilities at the time of the sale; the Company valued the 21,126 shares of common stock at the market price on the date of the acquisition of $1.00 per sale and recorded a gain in the amount of $21,126 on this transaction.

On May 30, 2024, the Company issued a net amount of 24,138 shares of common stock pursuant to the cashless exercise of 50,000 options at an exercise price of $0.60 per shares. There was no gain or loss on this transaction because the shares were issued at the fair value of $1.16 per share.

For the six months ended June 30, 2023:

On February 1, 2023, the Company issued 875,000 shares of common stock, net of 207,839 shares withheld for income taxes, to its previous Chief Executive Officer compensation. These shares were previously accrued and were carried on the Company’s balance sheet as common stock to be issued.

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

The value of the plan was determined to be $660,541. This amount will be recorded as a charge to additional paid-in capital on a straight-line basis over 34 months. During the three months and six months ended June 30, 2024, the amounts of $58,283 and $116,566, respectively, were charged to operations pursuant to the CEO Stock Plan.

On November 7, 2023, the Company issued 678,302 shares of common stock, net of 296,831 shares withheld for income tax purposes, to its Chief Executive Officer pursuant the achievement of the $0.60 price target in the CEO Stock Plan.

On March 19, 2024, 731,350 shares of common stock vested pursuant to the achievement of the $0.80 price target. These shares have not been issued as of June 30, 2024.

On May 28, 2024, 487,567 shares of common stock vested pursuant to the achievement of the $1.00 price target. These shares have not been issued as of June 30, 2024.

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

The value of the plan was determined to be $199,951. This amount will be recorded as a charge to additional paid-in capital on a straight-line basis over 31.5 months. During the three and six months ended June 30, 2024, the amounts of $19,043 and $38,086, respectively were charged to operations pursuant to the COO Stock Plan.

On April 17, 2024, 196,627 shares of common stock vested pursuant to the achievement of the $0.87 price target. These shares have not been issued as of June 30, 2024.

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

The CFO Stock Plan had a fair value of $238,747 at inception (see “Stock Plan Valuation” section below). This amount will be amortized over the 30-month life of the plan beginning January 1, 2024. During the three and six months ended June 30, 2024, the amounts of $23,875 and $47,750, respectively, were charged to operations pursuant to the CFO Stock Plan. At June 30, 2024, none of the price targets under the CFO Stock Plan have been achieved.

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

●	The Company would award the stock upon triggering the thresholds.

●	Annual attrition or forfeiture rates (i.e., pre–vesting forfeiture assumption) are assumed to be zero given the Holder’s position with the Company.

●	No Projected capital events were included in the adjustments to the shares issued and outstanding in the projected simulations.

●	Awards/Payouts were discounted at the risk–free rate.

The CEO, COO, and CFO Stock Plans were valued utilizing the following:

December 31, 2023
Volatility	103.9%-113.7%
Dividends	$0
Risk-free interest rates	4.45%-4.45%
Remaining expected term (years)	2.63-2.91

Stock Appreciation Rights

Effective May 15, 2023, the Company issued 1,500,000 stock appreciation rights (the “Smallwood SARs”) to Brady Smallwood, its Chief Operating Officer. The Smallwood SARs vest upon issuance, and expire on December 31, 2026; 750,000 of the Smallwood SARs are priced at $1.50 per share, and 750,000 are priced at $2.00 per share. It is the Company’s intention to settle the Smallwood SARs in cash if the stock price exceeds the $1.50 and $2.00 per share price prior to the expiration date. The Smallwood SARs were valued utilizing the Black-Scholes valuation model, and had an aggregate fair value of $9,794 upon issuance; this amount was charged to operations and credited to stock appreciation rights liability. The Smallwood SARs are revalued each quarter, and any gain or loss in the fair value is charged to non-cash compensation expense. At June 30, 2024, the Smallwood SARs had a fair value of $786,768; the increase in fair value in the amount $412,850 and $531,478 during the three and six months ended June 30, 2024, respectively, was charged to non-cash compensation. See note 13.

The Smallwood SARs were valued using the Black-Scholes valuation model utilizing the following variables:

	June 30,	December 31,
	2024	2023
Volatility	86.58-121.30%	45.0-53.3%
Dividends	$-	$-
Risk-free interest rates	4.59-4.74%	3.67-4.87%
Remaining expected term (years)	2.50-2.75	2.63-2.51

Options

The following table summarizes the options outstanding at June 30, 2024 and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	average		average
		Average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	Options	Contractual	outstanding	Options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$1.00	50,000	1.75	$1.00	50,000	$1.00
$1.25	130,000	2.25	$1.25	16,250	$1.25
$1.75	130,000	2.25	$1.75	16,250	$1.75
	310,000	1.27	$1.42	82,500	$1.20

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2023	350,000	$0.55

Granted	260,000	$1.50
Exercised	(50,000)	$0.60
Cancelled / Expired	(250,000)	$0.46

Options outstanding at June 30, 2024 (unaudited)	310,000	$1.42
Options exercisable at June 30, 2024 (unaudited)	82,500	$1.20

Aggregate intrinsic value of options outstanding and exercisable at June 30, 2024 was $11,000. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $1.22 at June 30, 2024, and the exercise price multiplied by the number of options outstanding.

During the three months ended June 30, 2024 and 2023, the Company charged the amount of $2,034 and $0, respectively, to operations for the vesting of stock options. During the six months ended June 30, 2024 and 2023, the Company charged the amount of $4,068 and $0, respectively, to operations for the vesting of stock options.

16. RELATED PARTY TRANSACTIONS

Payments to Prior Executive Officers under Separation Agreements

During the three and six months ended June 30, 2024, the Company paid cash in the amount of $83,333 and $166,667, respectively, to Mr. Klepfish in connection with the SK Agreements.

During the three and six months ended June 30, 2024, the Company made the following payments in connection with the Wiernasz Separation Agreement: The Company made Cobra payments on behalf of Mr. Weirnasz in the amount of $0 and $967. Respectively.

During the three and six months ended June 30, 2024, the Company made the following payments in connection with the Tang Separation agreement: The Company paid cash to Mr. Tang in the amount of $67,315 and $108,740, respectively, Cobra payments on behalf of Mr. Tang in the amount of $8,654 and $11,539, respectively.

17. MAJOR CUSTOMERS

The Company’s largest customer, U.S. Foods, Inc. and its affiliates, accounted for approximately 48% and 47% of total sales in the three months ended June 30, 2024 and 2023, respectively, and 49% and 47% of total sales in the six months ended June 30, 2024 and 2023, respectively. In addition, Gate Gourmet, the leading global provider of airline catering solutions and provisioning services for airlines, represented 18% and 16% of total sales for the three months ended June 30, 2024 and 2023, respectively, and 17% and 16% of total sales for the six months ended June 30, 2024 and 2023, respectively.

18. COMMITMENTS AND CONTINGENCIES

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

19. SUBSEQUENT EVENTS

Executive Officer Stock Plan Targets Achieved

On July 25, 2024, the price target of $1.16 per share under the COO Stock Plan was achieved and 147,470 shares of common stock vested pursuant to this plan.

On July 30, 2024, the price target of $1.20 per share under the CEO Stock Plan was achieved and 365,675 shares of common stock vested pursuant to this plan.

On July 31, 2024, the price target of $1.23 per share under the CFO Stock Plan was achieved and 131,085 shares of common stock vested pursuant to this plan.

Sale of Intangible Assets of igourmet

On August 6, 2024, the Company signed an agreement to sell intangible assets of its consumer e-commerce business igourmet, generally consisting of customer lists, domains, and trademarks for cash of $700,000.  The Buyer also assumed liabilities of approximately $330,000. Net of costs and other adjustments, the Company expects to recognize a gain on the sale of approximately $700,000.

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

Provision for Doubtful Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts pursuant to the guidance of Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326) as codified in Accounts Standards Codification (ASC) 326, Financial Instruments – Credit Losses. Under ASC 326, the Company utilizes a current and expected credit loss (CECL) impairment model. ASU 2016-13 became effective for us on January 1, 2023. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $82,336 and $46,477 at June 30, 2024 and December 31, 2023, respectively.

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

We have built a team consisting of passionate, committed, and food-obsessed people: our average tenure (outside of seasonal workers) across the company is over five years. Our merchandising team has deep connections within the specialty food space around the globe. Our customer service and sales teams, as ex-chefs themselves, go beyond customer service to offer our Professional Chefs customer support, menu ideas, and preparation guidance.

RESULTS OF OPERATIONS

This discussion may contain forward looking statements that involve risks and uncertainties. Our future results could differ materially from the forward looking statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Revenue

Revenue decreased by $1.9 million or approximately 10.0% to $16.7 million for the three months ended June 30, 2024 from $18.5 million in the prior year. Our consumer eCommerce business contributed 62% of the revenue declines with revenues down 52.2%, as we intentionally continue to maintain the business operations on a shoestring. As we highlighted in our previous earnings call, the second quarter proved to be the most challenging period for the Specialty Foodservice business this year, as it was compared against our highest-performing quarter from the previous year. The Specialty Foodservice business accounted for 37% of the total revenue decline, with its sales dropping by 4.3%. These declines were driven by the continued challenges associated with the transition of the technology platform of one of our largest customers. We still expect the Specialty Foodservice revenue to generate positive growth for the year. As we’ve said previously, the B2B sales cycle is long, but we remain optimistic in how our sales efforts are progressing. Sales with our recently announced new customers have started to contribute to our performance, and conversations with other large potential customers continue. Within our Specialty Foodservice business, we also continue to build out our sourcing efforts, significantly ramping up the pace of our vendor and item onboarding, which we also expect to begin to contribute to revenue growth in the back half of 2024.

We also saw a decrease in our logistics business (from $270,443 in the three months ended June 30, 2023 to $249,257 in the three months ended June 30, 2024) as our existing customers experienced softness in demand and subsequently less volume throughput for our logistics services. Though small, we continue to seek new opportunities to leverage our logistics services in order to better leverage existing fixed assets.

See “Transactions with Major Customers” and the Securities and Exchange Commission’s (“SEC”) mandated FR-60 disclosures following the “Liquidity and Capital Resources” section for a further discussion of the significant customer concentrations, loss of significant customer, critical accounting policies and estimates, and other factors that could affect future results.

Cost of goods sold

Our cost of goods sold for the three months ended June 30, 2024 was $12.7 million, a decrease of $1.3 million or approximately 9.6% compared to cost of goods sold of $14.0 million for the three months ended June 30, 2023. Cost of goods sold was made up of the following expenses for the three months ended June 30, 2024: cost of goods in the amount of $9.4 million; and shipping, delivery, handling, and purchase allowance expenses in the amount of $3.1 million; and cost of goods associated with logistics of $0.1 million. Gross margins as a percentage of sales decreased during the current period to 23.8% compared to 24.2% during the comparable period, a decline of 41 basis points, driven by our continued ramp down and liquidation efforts related to the consumer eCommerce business. However, after adjusting for these liquidation efforts in the amount of $0.1 million, gross margins continued to make forward progress, improving by 37 basis points vs. the comparable period, as we continued implementing our strategy to improve cost controls, better manage pricing, and focus more on product mix. Importantly, the improvement was driven by an improvement in gross margins in the Specialty Foodservice business. Additionally, we renegotiated a new contract with our shipping provider which reduced shipping expenses materially.

Selling, general, and administrative expenses

Selling, general, and administrative expenses (“SG&A”) decreased by $0.3 million or 7.6% to $3.9 million during the three months ended June 30, 2024 compared to $4.2 million for the three months ended June 30, 2023. The decrease in selling, general, and administrative expenses was primarily due to a decrease in payroll and related costs of $0.3 million, a decrease in advertising and marketing costs of $0.2 million, a decrease in office and facilities costs of $0.1 million, and a decrease in depreciation and amortization of $0.1 million. These decreases were partially offset by an increase in non-cash compensation of $0.4 million associated with the revaluation of stock appreciation rights pursuant to a management compensation plan. Excluding non-cash compensation, SG&A expenses would have decreased by $0.7 million, or 17.9%, resulting in a 190 basis point reduction in SG&A as a percentage of sales compared to the comparable period.

Interest expense, net

Interest expense, net of interest income, decreased by $153 or approximately 0% to $209,487 during the three months ended June 30, 2024, compared to $209,640 during the three months ended June 30, 2023. There was an increase in interest income in the amount of $13,473 due to higher cash balances during the period. There was also an increase in interest expense accrued or paid on the Company’s commercial loans and notes payable in the amount of $12,764 due to higher interest rates under the MapleMark term loans, backed by the USDA.

Net income (loss) from continuing operations

For the reasons above, the Company had a net loss from continuing operations for the three months ended June 30, 2024 of $(102,958) compared to a net income from continuing operations of $82,760 during the three months ended June 30, 2023. The net loss from continuing operations for the three months ended June 30, 2024 includes a net total of $590,679 in non-cash charges: non-cash compensation in the amount of $518,119, depreciation and amortization expense of $58,302, provision for doubtful accounts of $12,973, and amortization of the discount on notes payable term loans of $1,285. The net loss from continuing operations for the three months ended June 30, 2023 includes a total of $261,257 in non-cash charges, including non-cash compensation in the amount of $72,804, depreciation and amortization expense of $141,485, provision for doubtful accounts of $46,239, and amortization of the discount on notes payable of $729.

Net (loss) from discontinued operations

For the three months ended June 30, 2024, the Company had a net loss from discontinued operations in the amount of $(366), a decrease in the amount of $68,923 or approximately 99.5% compared to a net loss from discontinue operations in the amount of $(69,289) for the three months ended June 30, 2023.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Revenue

Revenue decreased by $2.8 million or approximately 8.0% to $32.4 million for the six months ended June 30, 2024 from $35.2 in the prior year. eCommerce was the primary driver accounting for 80% of the decline. On the eCommerce business, we continued to restrict marketing spend relative to historical levels as we improve the business model, leading to declines of 46.5%, in line with trends in the prior six months. On the Specialty Foodservice business, revenue decreased 1.7%, a slowdown versus prior quarters. This slowdown was driven by the continued implementation of a new technology platform by a key customer.

We continue to assess the potential of new revenue sources from the manufacture and sale of proprietary food products, private label products and additional sales channel opportunities in both the foodservice and consumer space and will implement a strategy which based on our analysis provides the most beneficial opportunity for growth.

We are also seeing decreases in our logistics business (from $519,012 for the six months ended June 30, 2023 to $457,468 for the six months ended June 30, 2024 as our customers have faced demand softness on their side.

See “Transactions with Major Customers” and the Securities and Exchange Commission’s (“SEC”) mandated FR-60 disclosures following the “Liquidity and Capital Resources” section for a further discussion of the significant customer concentrations, loss of significant customer, critical accounting policies and estimates, and other factors that could affect future results.

Cost of goods sold

Our cost of goods sold for the six months ended June 30, 2024 was $24.6 million, a decrease of $2.3 million or approximately 8.7% compared to cost of goods sold of $26.9 million for the six months ended June 30, 2023. Cost of goods sold was made up of the following expenses for the six months ended June 30, 2024: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $18.0 million; shipping, delivery, handling, and purchase allowance expenses in the amount of $6.3 million; and cost of goods associated with logistics of $0.3 million. Gross margins as a percentage of sales increased during the current period to 24.1% compared to 23.5% during the comparable period, as we continued implementing our strategy to improve cost controls, better manage pricing, and focus more on product mix. After adjusting for the Q2 liquidation efforts, in the amount of $0.1 million gross margins improved by 101 basis points versus comparable period.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased by $0.7 million or approximately 8.7% to $7.9 million during the six months ended June 30, 2024 compared to $8.6 million for the six months ended June 30, 2023. The decrease in selling, general, and administrative expenses was primarily due to a decrease in payroll and related costs of $0.4 million; advertising costs of $0.3 million; office, facilities, and vehicles of $0.2 million; amortization and depreciation of $0.1 million; legal and professional fees of $78,408; computer and IT costs of $56,141, and insurance costs of $35,090. These decreases were partially offset by increases in non-cash compensation of $0.5 million, taxes of $25,005, and bad debt expense of $16,963. Selling, general, and administrative expenses as a percentage of sales decreased from 24.5% of sales during the six months ended June 30, 2023 to 24.3% of sales during the current period as we continued to thoughtfully reduce our expense structure.

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

Interest expense, net

Interest expense, net of interest income, increased by $42,576 or approximately 11.1% to $424,937 during the six months ended June 30, 2024, compared to $382,361 during the six months ended June 30, 2023. The increase was due primarily to an increase in interest accrued or paid on the Company’s commercial loans and notes payable in the amount of $67,414 due to higher interest rates under the MapleMark term loans. The increase in interest expense was partially offset by interest income in the amount of $30,177, an increase in the amount of $26,114 compared to $4,063 in the prior period.

Gain on sale of assets

During the six months ended June 30, 2024, the Company sold its property located in Bonita Springs, Florida for a gain in the amount of $1,807,516. There was no comparable transaction in the prior period.

Gain on sale of subsidiary

During the six months ended June 30, 2024, the Company sold its subsidiary Haley Group, Inc.; consideration for the sale was the return to the Company of 21,126 shares of the Company’s common stock with a market value at the time of the sale of $21,126. The Company recorded a gain on the sale of Haley in the amount of $21,126. There was no comparable transaction in the prior period.

Other leasing income

During the six months ended June 30, 2024, the Company recognized income in the amount of $3,800 in connection with the lease of space in our Mountaintop warehouse facility; this amount was unchanged compared to the prior period.

Income tax expense

During the six months ended June 30, 2023, the Company paid federal income taxes in the amount of $15,834 in connection with an audit of the year ended December 31, 2017. There was no such charge during the current period.

Net income (loss) from continuing operations

For the reasons above, the Company had net income from continuing operations for the six months ended June 30, 2024 of $1,333,021 compared to a net loss from continuing operations of $(2,703,995) during the six ended June 30, 2023. The net loss for the six months ended June 30, 2024 includes a net total of $949,271 in non-cash charges: non-cash compensation in the amount of $742,286, depreciation and amortization expense of $168,562, provision for doubtful accounts of $35,855, and amortization of the discount on notes payable term loans of $2,568. The net loss from continuing operations for the six months ended June 30, 2023 includes a total of $589,355 in non-cash charges, including non-cash compensation in the amount of $250,852, depreciation and amortization expense of $286,869, provision for doubtful accounts of $50,905, and amortization of prepaid loan fees in the amount of $729.

Net (loss) from discontinued operations

For the six months ended June 30, 2024, the Company had a net loss from discontinued operations in the amount of $(10,471), a decrease in the amount of $100,869 or approximately 90.6% compared to a net loss from discontinue operations in the amount of $(111,340) for the six months ended June 30, 2023.

Liquidity and Capital Resources at June 30, 2024

As of June 30, 2024, the Company had current assets of $18,088,313, consisting of cash and cash equivalents of $3,866,448, trade accounts receivable, net, of $5,198,153, inventory of $2,762,071, other current assets of $299,424, assets held for sale of $5,941,933, and current assets – discontinued operations of $20,284. Also at June 30, 2024, the Company had current liabilities of $6,178,109, consisting of trade payables and accrued liabilities of $3,222,324, current portion of accrued separation costs – related parties of $342,666, accrued interest of $89,990, deferred revenue of $1,440,803, liability for stock appreciation rights of $786,768, current portion of notes payable of $122,717, current portion of operating lease liability of $15,927, current portion of financing lease liability of $154,392, and current liabilities - discontinued operations of $2,522.

During the six months ended June 30, 2024, the Company had cash used in operating activities of $3,483,218. Cash flow used in operations consisted of the Company’s consolidated net income of $1,322,550 less gain on disposition of assets of $1,807,516 and gain on sale of subsidiary of $21,126, plus non-cash charges for depreciation and amortization of $168,562, increase in value of stock appreciation rights of $531,748, stock-based compensation in the amount of $208,504, provision for doubtful accounts of $35,855, amortization of right-of-use assets of $8,421, and amortization of discount on notes payable of $2,568. The Company’s cash position also decreased by $3,932,784 as a result of changes in the components of current assets and current liabilities, primarily the result of a net paydown of $3,037,522 in accounts payable and accrued liabilities. Excluding $287,913 in payments associated with the separation and hiring of key officers referenced earlier, the Company would have recorded cash used in operating activities of $3,195,305 for the six months ended June 30, 2024, a decrease of $1,315,166 compared to the six months ended June 30, 2023.

The Company had cash provided by investing activities of $2,085,328 for the six months ended June 30, 2024, which consisted of cash received from the sale of our Bonita Springs property in the amount of $2,101,185 net of the payoff of the related secured loan in the amount of $353,815 including accrued interest. The Company also purchased property and equipment in the amount of $15,857 during the period.

The Company had cash used in financing activities of $138,389 for the six months ended June 30, 2024, which consisted of payments on notes payable and financing lease in the amount of $43,548 and $94,841, respectively.

As of June 30, 2024, our net working capital stood at a positive $11,910,204, marking a significant increase from the $5,000,156 recorded on December 31, 2023. This improvement of $6,910,048 can be largely attributed to the reclassification of our Mountaintop, PA facility as an asset held for sale, with a book value of $5,941,933 as of June 30, 2024.

For the first half of 2024, the Company reported a profit from continuing operations amounting to $1,333,021. This figure includes a gain of $1,807,516 from the sale of our Race Track Road Property, a non-cash compensation expense of $742,28, and a depreciation and amortization expense of $168,562. This is a marked improvement compared to the loss of $2,703,955 from continuing operations during the same period in the previous year.

In addition to cash totaling $3,866,448, the Company continues to have access to an untapped $3 million revolving credit facility with MapleMark.

With the company’s operational performance on the rise and the balance sheet having undergone restructuring, we are confident that any potential concerns related to our short-term liquidity risks have been effectively addressed. We consider that future liquidity not only implies the prevention of cash reserves depletion, but also signifies having sufficient funds that put us on the right path to begin implementing our growth strategy. In this context, we are of the opinion that our existing funds, in conjunction with our credit line and the anticipated proceeds from the anticipated sale of our Mountaintop facility and igourmet’s intangible assets, will be adequate to execute our business strategy.

At June 30, 2024, we had positive net working capital in the amount of $11,910,204 compared to net working capital of $5,000,156 at the December 31, 2023, an improvement of $6,910,048. The Company reported a profit from continuing operations in the amount of $1,333,021 for the six months ended June 30, 2024 compared to a loss from continuing operations of $2,703,955 during the comparable period of the prior year. In addition, the Company continues to maintain the untapped $3 million revolver with MapleMark. Due to the Company’s improved operations performance along with its restructured balance sheet, we believe that any issues regarding our near-term liquidity have been resolved.

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

The Company’s largest customer, U.S. Foods, Inc. and its affiliates, accounted for approximately 48% and 47% of total sales in the three months ended June 30, 2024 and 2023, respectively, and 49% and 47% of total sales in the six months ended June 30, 2024 and 2023, respectively. In addition, Gate Gourmet, the leading global provider of airline catering solutions and provisioning services for airlines, represented 18% and 16% of total sales for the three months ended June 30, 2024 and 2023, respectively, and 17% and 16% of total sales for the six months ended June 30, 2024 and 2023, respectively.

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

(a) Evaluation of disclosure controls and procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act.) as of the end of the period covered by this Quarterly Report, have determined that our controls and procedures are effective at June 30, 2024 at the reasonable assurance level. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

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

10.4	Asset Purchase Agreement between igourmet and Advansiv Gourmet Group, Inc., dated August 6, 2024 (incorporated by reference to exhibit 10.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2024)

31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Section 906 Certification

32.2	Section 906 Certification

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Robert William Bennett	Chief Executive Officer and Director	August 14, 2024
Robert William Bennett	(Principal Executive Officer)

/s/ Gary Schubert	Chief Financial Officer	August 14, 2024
Gary Schubert