Form 10-Q
period 2024-09-30
INNOVATIVE FOOD HOLDINGS INC
filed 2024-11-13
CIK 312257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from                          to                          .

Commission File Number: 000-09376

INNOVATIVE FOOD HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	20-1167761 (IRS Employer Identification No.)

9696 Bonita Beach Rd., Ste. 208, Bonita Springs, Florida	34135
(Address of principal executive offices)	(Zip Code)

(239) 596-0204

(Registrant’s telephone number, including area code)

N/A

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,133,485 shares of common stock outstanding as of November 12, 2024.

INNOVATIVE FOOD HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Innovative Food Holdings, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,820,970	$5,327,016
Accounts receivable, net	4,965,381	4,307,726
Inventory, net	3,134,237	2,973,134
Other current assets	519,624	287,528
Assets held for sale	5,941,933	649,884
Current assets - discontinued operations	-	95,861
Total current assets	19,382,145	13,641,149

Property and equipment, net	1,227,880	7,000,015
Right of use assets, operating leases, net	15,779	28,519
Right of use assets, finance leases, net	364,379	436,403
Tradenames and other unamortizable intangible assets	217,000	217,000
Total assets	$21,207,183	$21,323,086

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,090,153	$6,252,951
Accrued separation costs, related parties, current portion	334,532	463,911
Accrued interest	91,251	95,942
Deferred revenue	886,787	1,312,837
Stock appreciation rights liability	731,181	255,020
Notes payable - current portion	125,259	121,041
Lease liability - operating leases, current	14,898	17,131
Lease liability - finance leases, current	151,984	115,738
Current liabilities - discontinued operations	-	6,422
Total current liabilities	6,426,045	8,640,993

Note payable, net of discount	8,436,849	8,855,000
Accrued separation costs, related parties, non-current	541,025	791,025
Lease liability - operating leases, non-current	881	11,388
Lease liability - finance leases, non-current	46,942	219,266
Total liabilities	15,451,742	18,517,672

Commitments & Contingencies (see Note 18)
Stockholders' equity
Common stock: $0.0001 par value; 500,000,000 shares authorized; 53,977,782 and 52,538,100 shares issued, and 51,133,485 and 49,714,929 shares outstanding at September 30, 2024 and December 31, 2023, respectively	5,395	5,251
Additional paid-in capital	43,055,316	42,762,811
Treasury stock: 2,644,297 and 2,623,171 shares outstanding at September 30, 2024 and December 31, 2023, respectively	(1,141,372)	(1,141,370)
Accumulated deficit	(36,163,898)	(38,821,278)
Total stockholders' equity	5,755,441	2,805,414

Total liabilities and stockholders' equity	$21,207,183	$21,323,086

See condensed notes to these unaudited consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023

Revenue	$17,009,771	$16,958,489	$49,398,874	$52,154,339
Cost of goods sold	12,725,537	12,419,325	37,312,903	39,354,071
Gross margin	4,284,234	4,539,164	12,085,971	12,800,268

Selling, general and administrative expenses	3,570,339	4,157,015	11,446,560	12,782,029
Separation costs - executive officers	-	-	-	1,945,650
Total operating expenses	3,570,339	4,157,015	11,446,560	14,727,679

Operating income (loss)	713,895	382,149	639,411	(1,927,411)

Other income (expense)
Interest expense, net	(217,275)	(260,994)	(642,212)	(643,355)
Gain on sale of assets	834,463	-	2,641,979	-
Gain on sale of subsidiary	-	-	21,126	-
Other leasing income	1,900	2,389	5,700	6,189
Total other income (expense)	619,088	(258,605)	2,026,593	(637,166)

Net income (loss) before taxes	1,332,983	123,544	2,666,004	(2,564,577)

Income tax expense	-	-	-	15,834

Net income (loss) from continuing operations	$1,332,983	$123,544	$2,666,004	$(2,580,411)

Net income (loss) from discontinued operations	1,847	11,189	$(8,624)	$(100,151)

Consolidated net income (loss)	$1,334,830	$134,733	$2,657,380	$(2,680,562)

Net income (loss) per share from continuing operations - basic	$0.03	$0.00	$0.05	$(0.05)

Net income (loss) per share from continuing operations - diluted	$0.03	$0.00	$0.05	$(0.05)

Net income (loss) per share from discontinued operations - basic	$0.00	$(0.00)	$(0.00)	$(0.00)

Net income (loss) per share from discontinued operations - diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	50,995,008	49,193,476	50,518,152	48,909,277

Weighted average shares outstanding - diluted	51,639,238	49,235,998	51,162,382	48,909,277

See condensed notes to these unaudited consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Stockholders' Equity

Three and Nine Months Ended September 30, 2024 and 2023

(unaudited)

					Additional
	Common Stock		Common Stock to be issued		Paid-in	Treasury Stock		Accumulated
	Amount	Value	Amount	Value	Capital	Amount	Value	Deficit	Total

Balance - June 30, 2023	50,969,327	$5,092	847,320	$85	$42,608,233	2,623,171	$(1,141,370)	$(37,281,421)	$4,190,619
Fair value of shares under equity incentive plan	-	-	-	-	77,326	-	-	-	77,326
Common stock issued from common stock subscribed	652,911	67	(667,320)	(67)	-	-	-	-	-
Net income for the three months ended September 30, 2023	-	-	-	-	-	-	-	134,733	134,733
Balance - September 30, 2023	51,622,238	$5,159	180,000	$18	$42,685,559	2,623,171	$(1,141,370)	$(37,146,688)	$4,402,678

Balance - June 30, 2024	52,562,238	$5,253	-	-	42,950,189	2,644,297	(1,141,372)	(37,498,728)	4,315,342
Fair value of shares under equity incentive plan	-	-	-	-	105,269	-	-	-	105,269
Shares issued under equity incentive plan	1,415,544	142	-	-	(142)	-	-	-	-
Net income for the three months ended September 30, 2024	-	-	-	-	-	-	-	1,334,830	1,334,830
Balance - September 30, 2024	53,977,782	5,395	-	-	43,055,316	2,644,297	(1,141,372)	(36,163,898)	5,755,441

Balance - December 31, 2022	49,427,297	$4,938	1,499,940	$150	$42,189,471	2,623,171	$(1,141,370)	$(34,466,126)	$6,587,063
Shares issued for compensation	-	-	222,380	22	50,658	-	-	-	50,680
Shares issued to management and employees, previously accrued	875,000	87	(875,000)	(87)	-	-	-	-	-
Fair value of shares under compensation plan	-	-	-	-	165,328	-	-	-	165,328
Shares issued under severance agreement	400,000	40	-	-	167,960	-	-	-	168,000
Common stock issued for services	267,030	27	-	-	112,142	-	-	-	112,169
Common stock issued from common stock subscribed	652,911	67	(667,320)	(67)	-	-	-	-	-
Net loss for the nine months ended September 30, 2023	-	-	-	-	-	-	-	(2,680,562)	(2,680,562)
Balance - September 30, 2023	51,622,238	$5,159	180,000	$18	$42,685,559	2,623,171	$(1,141,370)	$(37,146,688)	$4,402,678

Balance - December 31, 2023	52,538,100	5,251	-	-	42,762,811	2,623,171	(1,141,370)	(38,821,278)	2,805,414
Shares returned to treasury from sale of subsidiary	-	-	-	-	(21,124)	21,126	(2)	-	(21,126)
Fair value of shares under compensation plan	-	-	-	-	313,773	-	-	-	313,773
Shares issued under compensation plans	1,415,544	142	-	-	(142)	-	-	-	-
Shares issue for cashless exercise of options	24,138	2	-	-	(2)	-	-	-	-
Net income for the nine months ended September 30, 2024	-	-	-	-	-	-	-	2,657,380	2,657,380
Balance - September 30, 2024	53,977,782	$5,395	-	$-	$43,055,316	2,644,297	$(1,141,372)	$(36,163,898)	$5,755,441

See condensed notes to these unaudited consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2024	2023
	(unaudited)	(unaudited)
Cash flows used in operating activities:
Net income (loss)	$2,657,380	$(2,680,562)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of assets	(2,641,979)	-
Gain on sale of subsidiary	(21,126)	-
Depreciation and amortization	211,488	429,048
Amortization of right of use asset	12,740	47,650
Amortization of discount on notes payable	3,850	2,013
Stock based compensation	313,773	328,177
Value of stock appreciation rights	476,161	274,755
Provision for doubtful accounts	40,667	108,694

Changes in assets and liabilities:
Accounts receivable, net	(697,821)	(108,673)
Inventory and other current assets, net	(301,158)	17,616
Accounts payable and accrued liabilities	(2,281,618)	(1,489,017)
Accrued separation costs - related parties	(379,380)	1,385,503
Deferred revenue	(97,569)	(463,833)
Operating lease liability	(12,740)	(47,650)
Net cash used in operating activities	(2,717,332)	(2,196,279)

Cash flows from investing activities:
Acquisition of property and equipment	(309,262)	(58,949)
Cash received from sale land and building, net of loan payoff	2,101,185	-
Cash received from sale of intangible assets, net of costs	525,000	-
Net cash provided by (used in) investing activities	2,316,923	(58,949)

Cash flows from financing activities:
Cash received from issuance of notes payable, net of costs	-	3,285,588
Principal payments on debt	(64,878)	(52,405)
Principal payments financing leases	(136,078)	(151,133)
Principal payments on line of credit	-	(2,014,333)
Net cash (used in) provided by financing activities	(200,956)	1,067,717

Decrease in cash and cash equivalents	(601,365)	(1,187,511)

Cash and cash equivalents at beginning of year	5,422,335	4,899,398

Cash and cash equivalents at end of period - continuing operations	$4,820,970	$3,535,862
Cash and cash equivalents at end of period - discontinued operations	$-	$176,025
Cash and cash equivalents at end of period	$4,820,970	$3,711,887

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$456,062	$572,879

Taxes	$-	$-

Non-cash investing and financing activities:
Reclassify fixed assets as held for sale	$5,941,933	$-
Debt to Fifth Third Bank paid directly by Maple Mark Bank	$353,815	$-
Issuance of common stock for severance agreement previously accrued	$-	$168,000
Par value of shares issued, previously accrued	$-	$66
Issuance of stock for cashless exercise of options	$2	$-

See condensed notes to these unaudited consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

1. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include those of Innovative Food Holdings, Inc. and all of its wholly-owned subsidiaries (collectively, “we,” “our,” “us” or the “Company”) and have been prepared in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes as contained in Form 10-K for the year ended December 31, 2023. In the opinion of management, the interim unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations to be expected for the full year.

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

Restructuring

During the fourth quarter of 2023, we made the decision to focus more on our Business to Business (B2B) activities and less on our Direct to Consumer (“D2C”) products. Our subsidiaries GROW and Oasis were sold effective December 29, 2023; Haley Food Group, Inc. (“Haley”) was sold effective February 26, 2024; and the activities of P Innovations will be abandoned. Our remaining D2C business, primarily operated from our igourmet and Mouth ecommerce platforms, will be downsized. On September 30, 2024, we sold intangible assets of Innovative Gourmet, specifically the igourmet platform and its D2C components. However, we continue to operate the B2B component, which remains part of our continuing operations. See Note 2.

Discontinued Operations

Pursuant to the guidance of Accounts Standards Codification (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations, the accounts of our discontinued entities GROW, Oasis, Haley, and P Innovations have been included in “Net loss from discontinued operations” in our consolidated statements of operations until such time as each entity are sold. Additionally, the assets and liabilities of these entities have been presented as discontinued operations in our consolidated balance sheets. On December 29, 2023, the Company completed the sales of its Grow and Oasis subsidiaries, and on February 26, 2024, the Company completed the sale of its Haley subsidiary (see Note 3). In addition, the operations of P Innovations have been abandoned. There were no remaining discontinued operations on the Company’s balance sheet at September 30, 2024. See Note 2.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. The Company’s largest customer, U.S. Foods, Inc. and its affiliates, accounted for approximately 45% and 49% of total sales in the three months ended September 30, 2024 and 2023, respectively, and 47% and 48% of total sales in the nine months ended September 30, 2024 and 2023, respectively. In addition, Gate Gourmet, the leading global provider of airline catering solutions and provisioning services for airlines, represented 18% and 16% of total sales for the three months ended September 30, 2024 and 2023, respectively, and 18% and 16% of total sales for the nine months ended September 30, 2024 and 2023, respectively.

The Company maintains cash balances in excess of Federal Deposit Insurance Corporation limits. At September 30, 2024 and December 31, 2023, the total cash in excess of these limits was $551,047 and $988,825, respectively.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts pursuant to the guidance of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326) as codified in ASC 326, Financial Instruments – Credit Losses. Under ASC 326, the Company utilizes a current and expected credit loss (CECL) impairment model. ASU 2016-13 became effective for us on January 1, 2023. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $87,149 and $46,477 at September 30, 2024 and December 31, 2023, respectively.

Leases

The Company accounts for leases in accordance with Financial Accounting Standards Board (“FASB”) ASC 842, Leases. The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets (“ROU assets”) and short-term and long-term lease liabilities are included on the face of the consolidated balance sheet. Finance lease ROU assets are presented within other assets, and finance lease liabilities are presented within current and long-term liabilities.

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

For revenue from product sales (i.e., specialty foodservice and e-commerce), the Company recognizes revenue in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers. A five-step analysis must be met as outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Warehouse and logistics services revenues are primarily comprised of inventory management, order fulfilment and warehousing services. Warehouse and logistics services revenues are recognized at the point in time when the services are rendered to the customer.

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

The following table represents the changes in deferred revenue as reported on the Company’s consolidated balance sheets:

Balance as of December 31, 2022	$1,558,155
Cash payments received	215,346
Net sales recognized	(534,711)
Balance as of March 31, 2023 (unaudited)	$1,238,790

Cash payments received	361,151
Net sales recognized	(515,819)
Balance as of June 30, 2023 (unaudited)	$1,084,122

Cash payments received	997,195
Net sales recognized	(986,995)
Balance as of September 30, 2023 (unaudited)	$1,094,322

Balance as of December 31, 2023	$1,312,837
Cash payments received	4,033,077
Net sales recognized	(4,117,978)
Balance as of March 31, 2024 (unaudited)	$1,227,936

Cash payments received	4,596,044
Net sales recognized	(4,383,177)
Balance as of June 30, 2024 (unaudited)	$1,440,803

Cash payments received	358,863
Net sales recognized	(912,879)
Balance as of September 30, 2024 (unaudited)	$886,787

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,
	2024	2023
	(unaudited)	(unaudited)
Specialty Foodservice	$15,583,758	$14,775,073
E-Commerce	1,120,040	1,824,699
Logistics	305,973	358,717
Total	$17,009,771	$16,958,489

The following table represents a disaggregation of revenue for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	2024	2023
	(unaudited)	(unaudited)
Specialty Foodservice	$44,932,020	$44,625,285
E-Commerce	3,703,413	6,651,325
Logistics	763,441	877,729
Total	$49,398,874	$52,154,339

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

Dilutive Shares at September 30, 2024:

Stock Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company at September 30, 2024:

		Weighted
		Average
		Remaining
Exercise	Number of	Contractual
Price	Options	Life (Years)
$1.00	50,000	1.24
$1.25	130,000	1.75
$1.75	130,000	1.75
	310,000	1.67

Restricted Stock Awards

At September 30, 2024, there were 300,000 unvested restricted stock awards remaining from grants in a prior year. Those 300,000 restricted stock awards will vest as follows: 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days. The fair value of these RSUs at the date of the grants will be charged to operations upon vesting. At September 30, 2024, none of these RSU were vested. There was no charge to operations for these RSUs during the three and nine months ended September 30, 2024.

Stock-based Compensation

At September 30, 2024, there were a total of 2,494,990 shares of common stock potentially issuable to the Company’s executive officers pursuant to compensation plans and contingent upon the achievement of certain performance goals; see Notes 15 and 16. Of these, 644,230 shares have vested and are included in fully-diluted shares outstanding during the three and nine months ended September 30, 2024; 2,494,990 have not vested, and are excluded from the calculation of fully-diluted shares outstanding during the nine months ended September 30, 2024. During the three and nine months ended September 30, 2024, the amounts of $105,269 and $313,773, respectively, were charged to stock-based compensation.

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

Restricted Stock Awards

At September 30, 2023, there were 300,000 unvested restricted stock awards remaining from grants in a prior year. Those 300,000 restricted stock awards will vest as follows: 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days. The fair value of these RSUs at the date of the grants will be charged to operations upon vesting. At September 30, 2023, none of these RSU were vested. There was no charge to operations for these RSUs during the three and nine months ended September 30, 2023.

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

2. DISCONTINUED OPERATIONS

During the fourth quarter of fiscal 2023, in connection with an analysis of the Company’s sales mix and profitability by service offering, management made the strategic decision to focus on the Company’s B2B service offering and to allocate fewer resources to and in some cases to sell certain of the Company’s subsidiaries involved in its D2C service offerings. Pursuant to this strategy, on December 29, 2023, the Company completed the sales of its Grow and Oasis subsidiaries, and on February 26, 2024, the Company completed the sale of its Haley subsidiary (see Note 3). In addition, the operations of P Innovations have been abandoned.

The following information presents the major classes of line item of assets and liabilities included as part of discontinued operations in the consolidated balance sheets:

	September 30,	December 31,
	2024	2023
Current assets - discontinued operations:	(unaudited)
Cash	$-	$95,319
Accounts receivable	-	501
Inventory	-	41
Other current assets	-	-
Total current assets - discontinued operations	$-	$95,861

Current liabilities - discontinued operations:
Accounts payable and accrued liabilities	$-	$986
Accrued payroll and related liabilities	-	3,267
Deferred revenue	-	2,169
Total current liabilities - discontinued operations	$-	$6,422

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$1,847	$341,802	$24,791	$974,473
Cost of goods sold	-	(4,780)	(2,238)	(19,133)
Gross margin	1,847	337,022	22,553	955,340

Selling, general, and administrative expenses	-	(326,119)	(31,177)	(1,056,340)

Interest income	-	286	-	849
Income (Loss) from discontinued operations, net of tax	$1,847	$11,189	$(8,624)	$(100,151)

There were no major classes of line items which constituted significant operating and investing cash flow activities in the consolidated statements of cash flows relating to discontinued operations.

3. SALE OF SUBSIDIARY

On February 26, 2024, the Company sold 100% of the equity interests in Haley for the return of 21,126 shares of the Company’s common stock held by the buyer. Haley had no assets or liabilities at the time of the sale. The Company valued the 21,126 shares of common stock at the market price on the date of the acquisition of $1.00 per sale and recorded a gain in the amount of $21,126 on this transaction.

4. ACCOUNTS RECEIVABLE

At September 30, 2024 and December 31, 2023, accounts receivable consists of:

	September 30, 2024	December 31, 2023
	(unaudited)
Accounts receivable from customers	$5,052,530	$4,354,203
Allowance for doubtful accounts	(87,149)	(46,477)
Accounts receivable, net	$4,965,381	$4,307,726

During the three and nine months ended September 30, 2024, the Company charged the amount of $4,812 and $40,667 to provision for doubtful accounts, respectively. During the three and nine months ended September 30, 2023, the Company charged the amount of $57,789 and $108,694 to provision for doubtful accounts, respectively.

5. INVENTORY

Inventory consists primarily of specialty food products. At September 30, 2024 and December 31, 2023, inventory consisted of the following:

	September 30, 2024	December 31, 2023
	(unaudited)
Finished goods inventory	$3,134,237	$2,973,134
Allowance for slow moving & obsolete inventory	-	-
Finished goods inventory, net	$3,134,237	$2,973,134

6. PROPERTY AND EQUIPMENT

A summary of property and equipment at September 30, 2024 and December 31, 2023 is as follows:

	September 30, 2024	December 31, 2023
	(unaudited)
Land	$208,140	$1,079,512
Building	711,410	6,571,496
Computer and Office Equipment	227,796	597,834
Warehouse Equipment	523,745	477,090
Furniture and Fixtures	1,101,246	940,960
Vehicles	58,353	58,353
Total before accumulated depreciation	2,830,690	9,725,245
Less: accumulated depreciation	(1,602,810)	(2,725,230)
Total	$1,227,880	$7,000,015

Depreciation expense for property and equipment amounted to $47,861 and $98,367 for the three months ended September 30, 2024 and 2023, respectively and $211,488 and $285,215 for the nine months ended September 30, 2024 and 2023, respectively. Depreciation expense for property and equipment is recorded in selling, general & administrating expenses on the Company’s statement of operations. During the nine months ended September 30, 2024 and 2023, the Company acquired property and equipment in the amount of $309,262 and $58,949, respectively.

During the three months ended September 30, 2024, the Company recorded the disposal of fully depreciated assets in the amount of $471,304. There was no gain or loss on these disposals.

7. PROPERTY AND EQUIPMENT CLASSIFIED AS HELD FOR SALE

Assets held for sale include the net book value of property and equipment the Company plans to sell within the next year. Long lived assets that meet the criteria are held for sale and reported at the lower of their carrying value or fair value less estimated cost to sell.

As of December 31, 2023, the Company classified the land, building, leasehold improvements, and certain equipment located at 28411 Race Track Road, Bonita Springs, Florida, 34135 (the “Race Track Road Property”) as held for sale. On February 14, 2024, the Company finalized the sale of the Race Track Road Property for cash in the amount of $2,455,000. The Company recorded a gain on the sale in the amount of $1,807,516. Proceeds of the sale in the amount of $353,815 were used to pay the mortgage and accrued interest on the Race Track Road Property. Total expenses related to the sale were $165,755, including a commission of $147,300, state taxes of $17,185, and closing fees of $1,270.

As of September 30, 2024, the Company classified the land and building located at 220 Oak Hill Road, Mountain Top, Pennsylvania, as held for sale.

The net book value of these assets consisted of the following at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
	(unaudited)
Land	$871,372	$177,383
Building	5,070,561	431,147
Furniture, fixtures, and equipment		41,314
Total	$5,941,933	$649,844

8. RIGHT OF USE (“ROU”) ASSETS AND LEASE LIABILITIES – OPERATING LEASES

The Company has operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 3 years, some of which include options to extend.

The Company’s lease expense for the three months ended September 30, 2024 and 2023 was entirely comprised of operating leases and amounted to $4,633 and $17,746, respectively. The Company’s lease expense for the nine months ended September 30, 2024 and 2023 was entirely comprised of operating leases and amounted to $9,266 and $54,282, respectively.

The Company’s ROU asset amortization for the three months ended September 30, 2024 and 2023 was $4,175 and $16,314, respectively. The Company’s ROU asset amortization for the nine months ended September 30, 2024 and 2023 was $12,740 and $47,650, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

Right of use assets – operating leases are summarized below:

	September 30, 2024	December 31, 2023
	(unaudited)
Warehouse equipment	$11,518	$21,869
Office equipment	4,261	6,650
Right of use assets, net	$15,779	$28,519

Operating lease liabilities are summarized below:

	September 30, 2024	December 31, 2023
	(unaudited)
Warehouse equipment	$11,518	$21,869
Office equipment	4,261	6,650
Lease liability	$15,779	$28,519
Less: current portion	(14,898)	(17,131)
Lease liability, non-current	$881	$11,388

Maturity analysis under these lease agreements are as follows:

For the period ended September 30, 2025	$15,426
For the period ended September 30, 2026	890
Total	$16,316
Less: Present value discount	(537)
Lease liability	$15,779

9. RIGHT OF USE ASSETS – FINANCING LEASES

The Company has financing leases for vehicles and warehouse equipment. Right of use asset – financing leases are summarized below:

	September 30, 2024	December 31, 2023
	(unaudited)
Vehicles	$404,858	$404,858
Warehouse Equipment	555,416	555,416
Total before accumulated depreciation	960,274	960,274
Less: accumulated depreciation	(595,895)	(523,871)
Total	$364,379	$436,403

Depreciation expense related to right of use assets for the three months ended September 30, 2024 and 2023 was $43,048 and $33,480, respectively. Depreciation expense related to right of use assets for the nine months ended September 30, 2024 and 2023 was $72,024 and $100,440, respectively.

Financing lease liabilities are summarized below:

	September 30, 2024	December 31, 2023
	(unaudited)
Financing lease obligation under a lease agreement for a forklift dated July 12, 2021 in the original amount of $16,070 payable in thirty-six monthly installments of $489 including interest at the rate of 6.01%. During the three months ended September 30, 2024, the Company made principal and interest payments on this lease obligation in the amounts of $1,453 and $15, respectively; during the nine months ended September 30, 2024, the Company made principal and interest payments on this lease obligation in the amount of $2,884 and $51, respectively.	$-	$2,884

Financing lease obligation under a lease agreement for a pallet truck dated July 15, 2021 in the original amount of $5,816 payable in thirty-six monthly installments of $177 including interest at the rate of 6.01%. During the three months ended September 30, 2024, the Company made principal and interest payments on this lease obligation in the amounts of $526 and $5, respectively; during the nine months ended September 30, 2024, the Company made principal and interest payments on this lease obligation in the amount of $1,044 and $18, respectively.	$-	$1,044

Financing lease obligation under a lease agreement for warehouse furniture and equipment truck dated October 14, 2020 in the original amount of $514,173 payable in sixty monthly installments of $9,942 including interest at the rate of 6.01%. During the three months ended September 30, 2024, the Company made principal and interest payments on this lease obligation in the amount of $27,812 and $2,013, respectively; during the nine months ended September 30, 2024, the Company made principal and interest payments on this lease obligation in the amount of $82,097 and $7,274, respectively.	$115,510	$197,707

Financing lease obligation under a lease agreement for a truck dated March 31, 2020 in the original amount of $152,548 payable in eighty-four monthly installments of $2,188 including interest at the rate of 5.44%. During the three months ended September 30, 2024, the Company made principal and interest payments on this lease obligation in the amounts of $5,705 and $859, respectively; during the nine months ended September 30, 2024, the Company made principal and interest payments on this lease obligation in the amount of $16,887 and $2,808, respectively.	$59,331	$76,218

Financing lease obligation under a lease agreement for a truck dated November 5, 2018 in the original amount of $128,587 payable in seventy monthly installments of $2,326 including interest at the rate of 8.33%. During the three months ended September 30, 2024, the Company made principal and interest payments on this lease obligation in the amounts of $4,603 and $48, respectively; during the nine months ended September 30, 2024, the Company made principal and interest payments on this lease obligation in the amount of $18,035 and $568, respectively.	$-	$18,035

Financing lease obligation under a lease agreement for a truck dated August 23, 2019 in the original amount of $80,413 payable in eighty-four monthly installments of $1,148 including interest at the rate of 5.0%. During the three months ended September 30, 2024, the Company made principal and interest payments on this lease obligation in the amounts of $3,117 and $327, respectively; during the nine months ended September 30, 2024, the Company made principal and interest payments on this lease obligation in the amount of $9,235 and $1,097, respectively.	$24,085	$33,322

Financing lease obligation under a lease agreement for a truck dated February 4, 2022 in the original amount of $42,500 payable in twenty-four monthly installments of $1,963 including interest at the rate of 10.1%. During the three months ended September 30, 2024, the Company made principal and interest payments on this lease obligation in the amounts of $0 and $0, respectively. This lease obligation is fully paid as of September 30, 2024.	$-	$5,794

	September 30, 2024	December 31, 2023
	(unaudited)

Total	$198,926	$335,004

Current portion	$151,984	$115,738
Long-term maturities	46,942	219,266
Total	$198,926	$335,004

There was no accrued interest on financing leases at September 30, 2024 and December 31, 2023.

Aggregate maturities of lease liabilities:

For the twelve months ended September 30,

2025	$151,984
2026	36,152
2027	10,790
Total	$198,926

10. INTANGIBLE ASSETS

The Company acquired certain intangible assets pursuant to the acquisitions of Artisan Specialty Foods, Inc. (“Artisan”), igourmet, and Mouth. These assets include non-compete agreements, customer relationships, trade names, internally developed technology, and goodwill. The Company has also capitalized the development of its website.

On August 6, 2024, the Company signed an agreement to sell intangible assets of its consumer e-commerce business igourmet, generally consisting of customer lists, domains, and trademarks for cash of $700,000. The purchase price was $947,650, consisting of the following: The Company received cash of $525,000 during the three months ended September 30, 2024; an additional cash payment of $175,000, reduced by $8,569 in costs and $74,431 for the timing of payments received for gift cards for a net amount of $92,000, has been recorded on the Company’s balance sheet as Other Receivables as of September 30, 2024. The buyer also assumed liabilities of  $330,650. The intangible assets sold were fully amortized on the Company’s balance sheet, and the Company recognized a gain on the sale of  $834,463, net of acquisition costs in the amount of $113,187.

Other Non-Amortizable Intangible Assets

Other non-amortizable intangible assets consist of $217,000 of trade names held by Artisan. The Company followed the guidance of ASC 360, Property, Plant, and Equipment, in assessing these assets for impairment. ASC 360 states that impairment testing should be completed whenever events or changes in circumstances indicate the asset’s carrying value may not be recoverable. In management’s judgment, there are no indications that the carrying value of these trade names may not be recoverable, and it determined that impairment testing was not required.

The Company acquired certain intangible assets pursuant to the acquisitions through Artisan. The following is the net book value of these assets:

	September 30, 2024 (unaudited)
		Accumulated
	Gross	Amortization	Net
Trade Names	$217,000	$-	$217,000

	December 31, 2023
		Accumulated
	Cost	Amortization	Net
Total Trade Names	$217,000	$-	$217,000

Total amortization expense for the three months ended September 30, 2024 and 2023 was $0 and $10,332, respectively. Total amortization expense for the nine months ended September 30, 2024 and 2023 was $0 and $30,994, respectively.

11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023
	(unaudited)
Trade payables and accrued liabilities	$3,831,991	$6,046,396
Accrued payroll and commissions	258,162	206,555
Total	$4,090,153	$6,252,951

12. ACCRUED SEPARATION COSTS – RELATED PARTIES

On February 3, 2023, the Company entered into a Severance Note, an Agreement and General Release, and a Side Letter thereto (the “SK Agreements”) with Sam Klepfish, its prior CEO and a current board member. The SK Agreements provide, among other things, for Mr. Kelpfish’s resignation from all positions with the Company and its subsidiaries on February 28, 2023, except that Mr. Klepfish will remain a director and member of the board of the Company, confidentiality and non-disparagement conditions, nomination of Mr. Klepfish for future election to the board of directors at least through the 2024 general meeting of shareholders based on certain minimum stock ownership and Board Observer rights when Mr. Klepfish is no longer a director but maintains certain minimum agreed upon stock ownership. The payment terms are $250,000 upon effectiveness and an additional $1,000,000 payable in weekly payments of $6,410.26 from March 8, 2023 through March 6, 2026. The $250,000 was paid into an escrow account with the requirement that they are released to Mr. Klepfish on his separation date. The $1,000,000 portion is in the form of an unsecured, non-interest bearing note payable to Mr. Klepfish. The SK Agreements also call for the delivery of 400,000 shares of the Company’s common stock valued at $168,000 based upon the closing price of the Company’s common stock on Mr. Klepfish’s separation date of February 28, 2023; in addition, for delivery on June 1, 2027 of additional shares of the Company’s common stock equal to the greater of (i) the number of shares with an aggregate fair market value of $400,000 on such date, or (ii) 266,666 shares. The Company also agreed to pay a total of $1,199 of the Consolidated Omnibus Reconciliation Act (“COBRA”) insurance costs on behalf of Mr. Klepfish over eighteen months. The total amount accrued in connection with the SK Agreements was $1,819,199.

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

On February 6, 2024, the Company entered into a separation agreement (the “Tang Separation Agreement”) with Richard Tang, its Chief Financial Officer,  effective as of December 31, 2023. Pursuant to the Tang Separation Agreement, the Company has agreed to pay to Mr. Tang, in equal installments over a five-month period, the gross sum of $113,918. In addition, Mr. Tang may submit for reimbursement up to $4,000 of legal expenses connected with the review of the Tang Separation Agreement. The severance payment will be made in the following installments: (i) $25,890 to be paid the week of March 4, 2024; (ii) $5,178 to be paid each successive week for seventeen weeks beginning the week of March 11, 2024, until the severance payment is completed. In addition, if Tang timely elects to continue his group health insurance benefits under COBRA, the Company will reimburse Tang’s group health insurance premiums for the lesser of: (a) the period of time Employee is eligible to continue his group health insurance benefits under COBRA and (b) the five-month period immediately following the separation date. Reimbursements will be paid within thirty days of when Mr. Tang submits a request for reimbursement and supporting documentation.

During the three and nine months ended September 30, 2024, the Company paid cash in the amount of $83,333 and $250,000, respectively, to Mr. Klepfish in connection with the SK Agreements.

During the three and nine months ended September 30, 2024, the Company made the following payments in connection with the Wiernasz Separation Agreement: The Company made COBRA payments on behalf of Mr. Weirnasz in the amount of $0 and $967, respectively.

During the three and nine months ended September 30, 2024, the Company made the following payments in connection with the Tang Separation Agreement: The Company paid cash to Mr. Tang in the amount of $5,178 and $113,918, respectively; and COBRA payments on behalf of Mr. Tang in the amount of $2,956 and $14,495, respectively.

The following table represents the amounts accrued, paid, and outstanding on these agreements as of September 30, 2024:

	Total	Paid / Issued	Balance	Current	Non-current
Mr. Klepfish:
Cash – through March 6, 2026	$1,000,000	$(525,642)	$474,358	$333,333	$141,025
Cash - upon agreement execution	250,000	(250,000)	-	-	-
Stock - June 1, 2027	400,000	-	400,000	-	400,000
Stock - Issued in April 2023	168,000	(168,000)	-	-	-
COBRA - over eighteen months	1,199	-	1,199	1,199	-
Total – Mr. Klepfish	$1,819,199	$(943,642)	$875,557	$334,532	$541,025

Mr. Wiernasz:
Cash - three equal payments	$100,000	$(100,000)	$-	$-	$-
COBRA - over eighteen months	26,451	(26,451)	-	-	-
Total - Mr. Wiernasz	$126,451	$(126,451)	$-	$-	$-

Mr. Tang:
Cash – over seventeen weeks	$113,918	$(113,918)	$-	$-	$-
COBRA - over five months	14,495	(14,495)	-	-	-
Total - Mr. Tang	$128,413	$(128,413)	$-	$-	$-

Total Company	$2,074,063	$(1,198,506)	$875,557	$334,532	$541,025

13. STOCK APPRECIATION RIGHTS LIABILITY

Effective May 15, 2023, the Company issued 1,500,000 stock appreciation rights (the “Smallwood SARs”) to Brady Smallwood, its Chief Operating Officer (“COO”). See Note 15. The Smallwood SARs were valued utilizing the Black-Scholes valuation model, and had an aggregate fair value of $9,794 upon issuance; this amount was charged to operations and credited to stock appreciation rights liability. The Smallwood SARs are revalued each quarter, and any gain or loss in the fair value is charged to non-cash compensation expense.

The change in valuation of the Smallwood SARs is summarized in the table below:

May 15, 2023 - fair value	$9,794
(Gain) Loss on revaluation	245,226
December 31, 2023 -fair value	$255,020
(Gain) Loss on revaluation	118,898
March 31, 2024 - fair value	$373,918
(Gain) Loss on revaluation	412,850
June 30, 2024 - fair value	$786,768
(Gain) Loss on revaluation	(55,587)
September 30, 2024	$731,181

14. NOTES PAYABLE

September 30, 2024	December 31, 2023
(unaudited)

On June 6, 2022, the Company entered into a term loan agreement with MapleMark (the “MapleMark Term Loan 1”) for the original amount of $5,324,733.On June 13, 2023, the Company entered into a term loan with MapleMark Bank (the “MapleMark Term Loan 3”) in the amount of $9,057,840. Principal and interest due on the MapleMark Term Loan 1 in the amounts of $5,324,733 and $61,715, respectively, were paid with proceeds of the MapleMark Term Loan 3. The MapleMark Term Loan 3 is payable in monthly installments of $80,025 commencing July 1, 2023 and continuing through June 13, 2048.

Amounts outstanding under the Maple Mark Term Loan 3 will bear interest at the rate equal to the lesser of (a) the maximum lawful rate, or (b) the greater of (i) WSJP (the “Prime Rate” as published by The Wall Street Journal) plus 1.25% per annum or (ii) 4.50% per annum. At June 30, 2024, the interest rate was 9.25%. The MapleMark Term Loan 3 matures on June 13, 2048.

The MapleMark Term Loan 3 contains negative covenants that, subject to certain exceptions, limits the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The MapleMark Term Loan 3 also provides that the Company and its subsidiaries on a consolidated basis, meet a Fixed Charge Coverage Ratio as described in detail in the MapleMark Term Loan 3. The MapleMark Term Loan 3 contains events of default that are customary for a facility of this nature, including (subject in certain cases to grace periods and thresholds) nonpayment of principal, nonpayment of interest, fees or other amounts, material inaccuracy of representations and warranties, violation of covenants, cross-default to certain other existing indebtedness, bankruptcy or insolvency events, and certain judgment defaults as specified in the Term Loan Agreements. If an event of default occurs, the maturity of the amounts owed under the Term Loan Agreements may be accelerated. The obligations under the Term Loan Agreements are guaranteed by the Company and Innovative Food Properties LLC and are secured by mortgages on their real estate located in Florida, Illinois, and Pennsylvania and substantially all of their assets, in each case, subject to certain exceptions and permitted liens.

The Company created a discount on the MapleMark Term Loan 3 for costs in the amount of $385,803 which will be amortized over the life of the loan. During the three and nine months ended September 30, 2024, the Company amortized $1,284 and $2,568 of these costs, respectively, to interest expense. During the three and nine months ended September 30, 2024, the Company made principal payments and interest payments in the amount of $21,330 and $64,880, respectively, on this loan. At September 30, 2024, accrued interest on this note was $72,481.

$8,920,762	$8,985,642

	September 30, 2024	December 31, 2023
	(unaudited)

On June 6, 2022, the Company entered into a term loan agreement with MapleMark (the “MapleMark Term Loan 2”) for the original amount of $356,800. This amount was paid by MapleMark directly to Fifth Third Bank in satisfaction of the outstanding principal and interest due under existing loans with Fifth Third Bank. The MapleMark Term Loan 2 originally matured on May 27, 2023. On June 9, 2023, the United States Department of Agriculture approved the Guarantee of MapleMark Term Loan 1 which allowed the Company to extend the term of the MapleMark Term Loan 2 from May 27, 2023 to May 27, 2033 with monthly payments in the amount of approximately $2,311 commencing July 1, 2023 and continuing through June 1, 2033. On July 1, 2033, a final payment in the amount of approximately $303,536 will be due on the MapleMark Term Loan 2.

The MapleMark Term Loan 2 contains negative covenants that, subject to certain exceptions, limits the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The MapleMark Term Loan 2 also provides that the Company and its subsidiaries on a consolidated basis, meet a Fixed Charge Coverage Ratio as described in detail in the loan agreements. The MapleMark Term Loan 2 contains events of default that are customary for a facility of this nature, including (subject in certain cases to grace periods and thresholds) nonpayment of principal, nonpayment of interest, fees or other amounts, material inaccuracy of representations and warranties, violation of covenants, cross-default to certain other existing indebtedness, bankruptcy or insolvency events, and certain judgment defaults as specified in the Term Loan Agreements. If an event of default occurs, the maturity of the amounts owed under the Term Loan Agreements may be accelerated. The obligations under the Term Loan Agreements are guaranteed by the Company and IFP and are secured by mortgages on their real estate located in Florida, Illinois, and Pennsylvania and substantially all of their assets, in each case, subject to certain exceptions and permitted liens. The Company recorded a discount to this loan in the amount of $23,367 in connection with financing costs which was amortized to interest expense during the year ended December 31, 2022.

On February 14, 2024, The Company sold its Race Track Road Facility in Bonita Springs, Florida, which had been pledged as security for the MapleMark Term Loan 2 (see Note 7). Proceeds from the sale in the amount of $352,905 and $910 were used to pay the remaining principal and interest, respectively, on the MapleMark Term Loan 2. At September 30, 2024, there were no amounts due under the MapleMark Term Loan 2.

	$-	$352,905

A note payable in the amount of $20,000. The note was due in January 2006 and the Company is currently accruing interest on this note at 1.9%. During the three and nine months ended September 30, 2024, the Company accrued interest in the amount of $96 and $288, respectively, on this note. At September 30, 2024, accrued interest on this note was $18,962.	$20,000	$20,000

Total	$8,940,762	$9,358,547
Discount	(378,654)	(382,506)
Net of discount	$8,562,108	$8,976,041

Current portion	$125,259	$121,041
Long-term maturities, net of discount	8,436,849	8,855,000
Total	$8,562,108	$8,976,041

There was a total of $91,251 and $95,942 accrued interest on notes payable at September 30, 2024 and December 31, 2023, respectively.

Aggregate maturities of notes payable as of September 30, 2024 are as follows:

For the period ended September 30,

2025	$125,259
2026	116,069
2027	127,990
2028	141,136
2029	155,631
Thereafter	8,274,677
Total	$8,940,762

15. EQUITY

Common Stock

As of September 30, 2024, total number of shares of common stock issued and outstanding was 53,977,782 and 51,133,485, respectively. As of December 31, 2023, total number of shares of common stock issued and outstanding was 52,538,100 and 49,714,929, respectively. At September 30, 2024 and December 31, 2023, a total of 2,844,297 and 2,823,171 shares of common stock, respectively, were deemed issued but not outstanding.

For the nine months ended September 30, 2024:

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

On July 9, 2024, the Company issued a total of 1,415,544 shares of common stock pursuant to the Company’s executive stock option plans. These shares were recorded at the aggregate par value of $1,415; there was no gain or loss recorded on these transactions as the shares were issued pursuant to the terms of the compensation plans.

For the nine months ended September 30, 2023:

On February 1, 2023, the Company issued 875,000 shares of common stock, net of 207,839 shares withheld for income taxes, to its previous Chief Executive Officer compensation. These shares were previously accrued and were carried on the Company’s balance sheet as common stock to be issued.

On February 28, 2023, the Company issued 267,030 shares of common stock with a value of $112,169 to three employees as compensation.

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

Share based executive compensation plans

CEO Stock Plan

On February 3, 2023, the Company entered into an employment agreement with Bill Bennett to become the Company’s CEO. On November 3, 2023, the Company recognized that the hiring of Mr. Bennett was protracted, and the original employment agreement calculated the number of shares of common stock to be granted in connection with the CEO Stock Plan on the basis of the number of shares of common stock outstanding as of October 2022, which did not take into consideration the number of shares that were issued to a departing executive and to certain other employees of the Company thereafter. Accordingly, the number of shares issuable to Mr. Bennett at each price target was adjusted, effective as of the original date of the plan. Pursuant to this agreement, Mr. Bennett was provided with an incentive compensation plan (the “CEO Stock Plan”) whereby Mr. Bennett would be granted shares of the Company’s common stock upon the common stock meeting certain price points at various 60-day volume weighted prices, as described below:

	Number of Shares Granted - Lower of:
Stock	Number of Shares Issued	Maximum
Price	and Outstanding on	Number of
Target	Grant Date Multiplied by:	Shares
$0.60	2.00%	975,133
$0.80	1.50%	731,350
$1.00	1.00%	487,567
$1.20	0.75%	365,675
$1.40	0.75%	365,675
$1.60	0.50%	243,783
$1.80	0.50%	243,783
$2.00	0.50%	243,783

The value of the plan was determined to be $660,541. This amount will be recorded as a charge to additional paid-in capital on a straight-line basis over 34 months. During the three and nine months ended September 30, 2024, the amounts of $58,283 and $174,849, respectively, were charged to operations pursuant to the CEO Stock Plan.

On November 7, 2023, the Company issued 678,302 shares of common stock, net of 296,831 shares withheld for income tax purposes, to its Chief Executive Officer pursuant the achievement of the $0.60 price target in the CEO Stock Plan.

On March 19, 2024, 731,350 shares of common stock vested pursuant to the achievement of the $0.80 price target. These shares were issued on July 9, 2024.

On May 28, 2024, 487,567 shares of common stock vested pursuant to the achievement of the $1.00 price target. These shares were issued on July 9, 2024.

On July 30, 2024, the price target of $1.20 per share under the CEO Stock Plan was achieved and 365,675 shares of common stock vested pursuant to this plan. These shares had not been issued as of September 30, 2024.

On October 7, 2024, the price target of $1.40 per share under the CEO Stock Plan was achieved and 365,675 shares of common stock vested pursuant to this plan. These shares had not been issued as of September 30, 2024.

COO Stock Plan

On April 14, 2023, the Company entered into an employment agreement with Brady Smallwood to become the Company’s COO, effective May 15, 2023. Pursuant to this agreement, Mr. Smallwood was provided with an incentive compensation plan (the “COO Stock Plan”) whereby Mr. Smallwood would be granted shares of the Company’s common stock upon the common stock meeting certain price points at various 60-day volume weighted prices, as described below:

	Number of Shares Granted - Lower of:
Stock	Number of Shares Issued	Maximum
Price	and Outstanding on	Number of
Target	Grant Date Multiplied by:	Shares
$0.87	0.40%	196,627
$1.16	0.30%	147,470
$1.45	0.20%	98,313
$1.74	0.15%	73,735
$2.03	0.15%	73,735
$2.32	0.10%	49,157
$2.61	0.10%	49,157
$2.90	0.10%	49,157

The value of the plan was determined to be $199,951. This amount will be recorded as a charge to additional paid-in capital on a straight-line basis over 31.5 months. During the three and nine months ended September 30, 2024, the amounts of $19,043 and $57,129, respectively, were charged to operations pursuant to the COO Stock Plan.

On April 17, 2024, 196,627 shares of common stock vested pursuant to the achievement of the $0.87 price target. These shares were issued on July 9, 2024.

On July 25, 2024, the price target of $1.16 per share under the COO Stock Plan was achieved and 147,470 shares of common stock vested pursuant to this plan. These shares had not been issued as of September 30, 2024.

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

The CFO Stock Plan had a fair value of $238,747 at inception (see “Stock Plan Valuation” section below). This amount will be amortized over the 30-month life of the plan beginning January 1, 2024. During the three and nine months ended September 30, 2024, the amounts of $23,875 and $71,625, respectively, were charged to operations pursuant to the CFO Stock Plan.

On July 31, 2024, the price target of $1.23 per share under the CFO Stock Plan was achieved and 131,085 shares of common stock vested pursuant to this plan. These shares had not been issued as of September 30, 2024.

The Company relied upon the guidance of Statement of Financial Account Standards No. 718, Compensation – Stock Compensation (“ASC 718”), in accounting for the CEO, COO, and CFO Stock Plans. A Monte Carlo market-based performance stock awards model was used in valuing the plan, with the following assumptions:

●

The stock price for each trading day would fluctuate with an estimated projected volatility using a normal distribution. The stock price of the underlying instrument is modeled such that it follows a geometric Brownian motion with constant drift and volatility.

●	The Company would award the stock upon triggering the thresholds.

●	Annual attrition or forfeiture rates (i.e., pre–vesting forfeiture assumption) are assumed to be zero given the holder’s position with the Company.

●	No projected capital events were included in the adjustments to the shares issued and outstanding in the projected simulations.

●	Awards/Payouts were discounted at the risk–free rate.

The CEO, COO, and CFO Stock Plans were valued utilizing the following:

December 31, 2023
Volatility	103.9% - 113.7%
Dividends	$0
Risk-free interest rates	4.45% - 4.45%
Remaining expected term (years)	2.63 - 2.91

Stock Appreciation Rights

Effective May 15, 2023, the Company issued 1,500,000 stock appreciation rights (the “Smallwood SARs”) to Brady Smallwood, its COO. The Smallwood SARs vest upon issuance, and expire on December 31, 2026; 750,000 of the Smallwood SARs are priced at $1.50 per share, and 750,000 are priced at $2.00 per share. It is the Company’s intention to settle the Smallwood SARs in cash if the stock price exceeds the $1.50 and $2.00 per share price prior to the expiration date. The Smallwood SARs were valued utilizing the Black-Scholes valuation model, and had an aggregate fair value of $9,794 upon issuance; this amount was charged to operations and credited to stock appreciation rights liability. The Smallwood SARs are revalued each quarter, and any gain or loss in the fair value is charged to non-cash compensation expense. At September 30, 2024, the Smallwood SARs had a fair value of $731,181; the (decrease) increase in fair value in the amount of ($55,587) and $476,161 during the three and nine months ended September 30, 2024, respectively, was charged to non-cash compensation. See Note 13.

The Smallwood SARs were valued using the Black-Scholes valuation model utilizing the following variables:

	September 30,	December 31,
	2024	2023
Volatility	86.58 - 121.30%	45.0 - 53.3%
Dividends	$-	$-
Risk-free interest rates	3.66 - 4.74%	3.67 - 4.87%
Remaining expected term (years)	2.25 - 2.75	2.63 - 2.51

Options

The following table summarizes the options outstanding at September 30, 2024 and the related prices for the options to purchase shares of the Company’s common stock issued by the Company:

			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Options	Contractual	Outstanding	Options	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options
$1.00	50,000	1.24	$1.00	50,000	$1.00
$1.25	130,000	1.75	$1.25	32,500	$1.25
$1.75	130,000	1.75	$1.75	32,500	$1.75
	310,000	1.67	$1.42	115,000	$1.20

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2023	350,000	$0.55

Granted	260,000	$1.50
Exercised	(50,000)	$0.60
Cancelled / Expired	(250,000)	$0.46

Options outstanding at September 30, 2024 (unaudited)	310,000	$1.42
Options exercisable at September 30, 2024 (unaudited)	115,000	$1.20

Aggregate intrinsic value of options outstanding and exercisable at September 30, 2024 was $12,200. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $1.24 at September 30, 2024, and the exercise price multiplied by the number of options outstanding.

During the three months ended September 30, 2024 and 2023, the Company charged the amount of $4,068 and $0, respectively, to operations for the vesting of stock options. During the nine months ended September 30, 2024 and 2023, the Company charged the amount of $10,170 and $0, respectively, to operations for the vesting of stock options.

16. RELATED PARTY TRANSACTIONS

Payments to Prior Executive Officers under Separation Agreements

During the three and nine months ended September 30, 2024, the Company paid cash in the amount of $83,333 and $250,000, respectively, to Mr. Klepfish in connection with the SK Agreements.

During the three and nine months ended September 30, 2024, the Company made the following payments in connection with the Wiernasz Separation Agreement: The Company made COBRA payments on behalf of Mr. Weirnasz in the amount of $0 and $967, respectively.

During the three and nine months ended September 30, 2024, the Company made the following payments in connection with the Tang Separation Agreement: The Company paid cash to Mr. Tang in the amount of $5,178 and $113,918, respectively, and COBRA payments on behalf of Mr. Tang in the amount of $2,956 and $14,495, respectively.

17. MAJOR CUSTOMERS

The Company’s largest customer, U.S. Foods, Inc. and its affiliates, accounted for approximately 45% and 49% of total sales in the three months ended September 30, 2024 and 2023, respectively, and 47% and 48% of total sales in the nine months ended September 30, 2024 and 2023, respectively. In addition, Gate Gourmet, the leading global provider of airline catering solutions and provisioning services for airlines, represented 18% and 16% of total sales for the three months ended September 30, 2024 and 2023, respectively, and 18% and 16% of total sales for the nine months ended September 30, 2024 and 2023, respectively.

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

19. SUBSEQUENT EVENTS

On October 14, 2024, the Company entered into an asset purchase agreement (the “APA”) with Golden Organics, Inc., a Colorado corporation (the “Seller” or “Golden Organics”), and David Rickard (the “Owner,” together with the Seller, collectively, the “Seller Parties”).

Pursuant to the APA, the Company has agreed to (i) purchase substantially all of the properties, business, and assets of the Seller used and/or useful in the operation of the Seller’s business of wholesaling bulk organic ingredients and other related food products and (ii) assume certain liabilities and obligations of the Seller (such transaction, the “Transaction”) for an aggregate purchase price of $1,750,000, which price is subject to net accounts receivable adjustments and consists of (a) a cash payment of $1,400,000 at the closing of the Transaction (the “Closing”) and (b) a promissory note of $350,000, payable to the Seller (the “Seller Financing Note”), with interest at six percent (6%) per annum for a term of sixty (60) months payable in equal monthly installments with the first payment due one month after the Closing. The Seller Financing Note contains default, notice and acceleration provisions, including a default interest at twelve percent (12%), a five (5) day grace period, a five percent (5%) late fee, no prepayment penalty and a right of set-off.

The APA contains customary representations and warranties, as well as five-year non-competition and non-solicitation covenants of the Seller Parties. Under the APA, the Owner has agreed to provide assistance to the Company for a period of ninety (90) days following the Closing with respect to the transitioning of the business and developing new business opportunities without any compensation. The APA may be terminated by mutual written consent or written notice from the Company to the Seller Parties in the event of (x) a breach of contract by any Seller Party, which is not curable or not cured within 15 days, or (y) any representation or warranty that becomes untrue prior to the Closing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report to “we,” “us,” “IVFH” or the “Company” refer to Innovative Food Holdings, Inc. and all of its wholly-owned subsidiaries.

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto, as well as all other related notes, and financial and operational references, appearing elsewhere in this document.

Certain information contained in this discussion and elsewhere in this report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Private Securities Litigation Reform Act”), and is subject to the safe harbor created by that act. The safe harbor created by the Private Securities Litigation Reform Act will not apply to certain “forward-looking statements” because we issued “penny stock” (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 3(a)(51-1) under the Exchange Act) during the three year period preceding the date(s) on which those forward-looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission (the “SEC”). We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on our behalf. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “explore,” “consider,” “anticipate,” “intend,” “could,” “estimate,” “plan,” “propose” or “continue” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

●	Our ability to raise capital necessary to sustain our anticipated operations and implement our business plan,

●	Our ability to implement our business plan, including sale and acquisition of certain operations,

●	Our ability to generate sufficient cash to pay our lenders and other creditors,

●	Our dependence on two major customers, anticipated to be three major customers in Q4,

●	Our ability to employ and retain qualified management and employees,

●	Our dependence on the efforts and abilities of our current employees and executive officers,

●	Changes in government regulations that are applicable to our current or anticipated business,

●	Changes in the demand for our services and different food trends,

●	The degree and nature of our competition,

●	The lack of diversification of our business plan,

●	The general volatility of the capital markets and the establishment of a market for our shares, and

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

Provision for Doubtful Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts pursuant to the guidance of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326), as codified in Accounts Standards Codification (“ASC”) 326, Financial Instruments – Credit Losses. Under ASC 326, the Company utilizes a current and expected credit loss (CECL) impairment model. ASU 2016-13 became effective for us on January 1, 2023. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $87,149 and $46,477 at September 30, 2024 and December 31, 2023, respectively.

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

Our Business Activities

We build dynamic scalable businesses by selling specialty foods that are difficult to find through traditional channels. Our expertise is forging close relationships with the producers, growers, makers and distributors of specialty products, then carefully selecting our suppliers based on their quality, uniqueness and reliability.

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

We leverage this unique, premium assortment to serve the needs of Professional Chefs in settings such as restaurants, hotels, country clubs, national chain accounts, casinos, hospitals and catering houses. We provide these premium customers with products that can’t typically be found through their broadline distributor’s warehouse assortment. We distribute these products directly to Professional Chefs in Chicago through our subsidiary, Artisan Specialty Foods, Inc., and nationally through our e-commerce businesses on Amazon.com and our own website. We also drop ship specialty foods to Professional Chefs nationally through the websites of broadline distributors, such as US Foods, Inc. Lastly, we sell these food to large retailers for resale on their shelves to the end customer.  Between this variety of sales channels, we are able to serve our Professional Chef customers wherever they are located.

We operate our new retail business, as well as our airline catering distribution business, out of our 200,000 square foot facility in Mountain Top, Pennsylvania,. We also operate warehouse activities in our owned 28,000 square foot facility in the greater Chicago area.  Once our acquisition of Golden Organics closes, we will have another warehouse, operating out of Denver, CO, measuring approximately 20,000 square feet. We have the capabilities to pack and ship frozen, refrigerated, and ambient products, enabling us to sell a broad range of specialty foods. We also have GFSI/SQF certifications, allowing compatibility with the highest standards of food handling supply chains in the world, and the quality and food safety that our premium customers expect from us. These warehouses have the ability to ship packages and pallets of all sizes through overnight shipping. We also leverage our own fleet of trucks to deliver directly to our Professional Chef customers within our reach.

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

RESULTS OF OPERATIONS

This discussion may contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from the forward-looking statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Revenue

Revenue increased by $51,282, or approximately 0.3%, to $17.0 million for the three months ended September 30, 2024 from $17.0 million in the prior year. During the third quarter of 2024, our consumer e-commerce business experienced a decline of $704 thousand, representing a 38.6% decrease, as we intentionally continued to maintain the business operations on a shoestring, and completed the sale of the business.  With the recent announcement and sale of our direct-to-consumer igourmet assets, we have a definitive timeline of when these headwinds will subside. Despite the declines from the direct-to-consumer e-commerce business, our Specialty Foodservice business has shown significant progress, growing by 5.5% and generating an additional $808 thousand in sales for the quarter. This growth was driven by accelerating growth in our airline caterer distribution business, material new growth in the broadline distributor partnerships, and continued growth in our Artisan Specialty Foods business in Chicago.  While this growth was somewhat offset by the continued challenges associated with the transition of the technology platform of one of our largest customers, these negative year-over-year trends softened relative to the second quarter of 2024.

We also saw a decrease in our logistics business, from $358,717 in the three months ended September 30, 2023 to $305,973 in the three months ended September 30, 2024. This decline was due to softness in demand from our existing customers, which resulted in less volume throughput for our logistics services. Though small, we continue to seek new opportunities to leverage our logistics services in order to better leverage existing fixed assets.

See “Transactions with Major Customers” and the SEC mandated FR-60 disclosures following the “Liquidity and Capital Resources” section for a further discussion of the significant customer concentrations, loss of significant customer, critical accounting policies and estimates, and other factors that could affect future results.

Cost of Goods Sold

For the three months ended September 30, 2024, our cost of goods sold was $12.7 million, reflecting an increase of $0.3 million or approximately 2.5% from $12.4 million for the same period in 2023. The cost of goods sold comprised the following expenses for the three months ended September 30, 2024: $9.9 million for cost of goods; $2.7 million for shipping, delivery, handling, and purchase allowance expenses; and $0.1 million for logistics-related costs. Gross margins as a percentage of sales decreased during the current period to 25.2%, compared to 26.8% in the comparable period, representing a decline of 158 basis points, driven by our continued ramp down of the consumer e-commerce business, some one-time benefits in our Specialty Foodservice business last year, and margin investments to acquire new retail business customers. Although our margins have declined, they continue to stabilize as we transition away from the direct-to-consumer e-commerce business. In the three months ended September 30, 2024, we also benefited from a renegotiated contract with our shipping provider, which significantly reduced shipping expenses.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) decreased by $0.6 million, or 14.1%, to $3.6 million during the three months ended September 30, 2024 compared to $4.2 million for the three months ended September 30, 2023. SG&A as a percentage of sales decreased from 24.5% of sales during the three months ended September 30, 2023 to 21.0% of sales during the current period as we continued to thoughtfully reduce our expense structure. The decrease in SG&A was primarily due to a decrease in non-cash compensation of $0.3 million, a decrease advertising of $0.2 million, a decrease in payroll and related costs of $0.1 million, a decrease in amortization and depreciation of $0.1 million, and a decrease in office, facilities, and vehicles costs of $0.1 million. These decreases were partially offset by an increase in legal and professional fees of $0.2 million related to our acquisition and divestiture activity. Excluding non-cash compensation and non-recurring legal & transactional expenses, SG&A would have decreased by $0.5 million, or 11.0%, resulting in a 222 basis point reduction in SG&A as a percentage of sales compared to the comparable period.

Interest expense, net

Interest expense, net of interest income, decreased by $43,719, or approximately 16.8%, to $217,275 during the three months ended September 30, 2024, compared to $260,994 during the three months ended September 30, 2023. There was an increase in interest income in the amount of $11,403 due to higher cash balances during the period. There was also a decrease in interest expense accrued or paid on the Company’s commercial loans and notes payable in the amount of $32,314 due to lower principal balances, driven by the payoff of the Company’s loan associated with its Florida office building, which was sold in January 2024.

Gain on Sale of Assets

During the three months ended September 30, 2024, the Company sold certain intangible assets of igourmet for a gain in the amount of $834,463. There was no comparable transaction in the prior period.

Other Leasing Income

During the three months ended September 30, 2024, the Company recognized income in the amount of $1,900 in connection with the lease of space in our Mountaintop warehouse facility compared to $2,389 in the prior period.

Net Income from Continuing Operations

For the reasons above, the Company had net income from continuing operations for the three months ended September 30, 2024 of $1,332,983 compared to a net income from continuing operations of $123,544 during the three months ended September 30, 2023. The net income from continuing operations for the three months ended September 30, 2024 includes a net total of $98,702 in non-cash charges: non-cash compensation in the amount of $49,682, depreciation and amortization expense of $42,926, provision for doubtful accounts of $4,812, and amortization of the discount on notes payable term loans of $1,282. The net income from continuing operations for the three months ended September 30, 2023 includes a total of $542,805 in non-cash charges, consisting of non-cash compensation in the amount of $350,053, depreciation and amortization expense of $142,179, provision for doubtful accounts of $49,289, and amortization of the discount on notes payable of $1,284.

Net Income from Discontinued Operations

For the three months ended September 30, 2024, the Company had net income from discontinued operations in the amount of $1,847, a decrease in the amount of $9,342, or approximately 83.5%, compared to net income from discontinue operations in the amount of $11,189 for the three months ended September 30, 2023. Although we have sold the igourmet intangible assets, the business is not able to be reported in discontinued operations as it is part of our Innovative Gourmet entity that continues to operate and service B2B customers.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Revenue

Revenue decreased by $2.8 million, or approximately 5.3%, to $49.4 million for the nine months ended September 30, 2024 from $52.2 million in the prior year. E-commerce was the primary driver of our year-over-year decline with revenue decreasing by 44.3% and $2.9 million. On the e-commerce business, as previously stated, we finalized the sale of the igourmet assets which will continue to be reported in continuing operations which will result in a revenue headwind of $7.4 million over the next 12 months. On the Specialty Foodservice business, our revenues have increased by 0.7%, as we return to positive growth on the year.  As previously stated on earnings calls, we expect to deliver positive growth for the Specialty Foodservice business for the 2024 year.

We continue to assess the potential of new revenue sources from new and growing broadline relationships, retail partnerships, airline caterer distribution growth, and other initiatives. We expect these new revenue sources to accelerate significantly in Q4.

We continue to see declines in our logistics business (from $877,729 for the nine months ended September 30, 2023 to $763,441 for the nine months ended September 30, 2024) as our customers have faced demand softness on their side.

See “Transactions with Major Customers” and the SEC mandated FR-60 disclosures following the “Liquidity and Capital Resources” section for a further discussion of the significant customer concentrations, loss of significant customer, critical accounting policies and estimates, and other factors that could affect future results.

Cost of Goods Sold

Our cost of goods sold for the nine months ended September 30, 2024 was $37.3 million, a decrease of $2.0 million, or approximately 5.2%, compared to cost of goods sold of $39.4 million for the nine months ended September 30, 2023. Cost of goods sold was made up of the following expenses for the nine months ended September 30, 2024: cost of goods of specialty, meat, game, cheese, seafood, poultry and other sales categories in the amount of $27.9 million; shipping, delivery, handling, and purchase allowance expenses in the amount of $9.0 million; and cost of goods associated with logistics of $0.4 million. Gross margins as a percentage of sales remained at 24.5% during the current period, which was no change from the comparable period, as we continued implementing our strategy to improve cost controls, better manage pricing, and focus more on product mix. After adjusting for the second quarter 2024 liquidation efforts, in the amount of $0.1 million, our YTD gross margins improved by 119 basis points versus comparable period.  As we launch our new retail business, we expect margin compression in the fourth quarter of 2024 as we work to optimize our business model.

Selling, General, and Administrative Expenses

SG&A decreased by $1.3 million, or approximately 10.4%, to $11.5 million during the nine months ended September 30, 2024 compared to $12.8 million for the nine months ended September 30, 2023. The decrease in SG&A was primarily due to a decrease in payroll and related costs of $0.5 million; advertising costs of $0.5 million; office, facilities, and vehicles of $0.3 million; amortization and depreciation of $0.2 million; and computer and IT costs of $0.1 million. These decreases were partially offset by increases in professional and legal fees of $0.1 million, associated with divestiture and acquisition activity, and non-cash compensation of $0.2 million.  SG&A as a percentage of sales decreased from 24.5% of sales during the three months ended September 30, 2023 to 23.2% of sales during the current period as we continued to thoughtfully reduce our expense structure.

Separation Costs – Executive Officers

During the nine months ended September 30, 2023, the Company entered into a separation agreement with its prior CEO and current board member with a total cost of $1,819,199, consisting of $1,251,199 in cash payments, $1,199 of COBRA health insurance payments, and stock grants with a value of $568,000. Also during the nine months ended September 30, 2023, the Company entered into a separation agreement with its prior Director of Strategic Acquisitions and board member consisting of cash payments of $100,000 and $26,451 of COBRA health insurance payments. The aggregate separation costs for the nine months ended September 30, 2023 was $1,945,650; there were no such costs during the current period.

Interest Expense, Net

Interest expense, net of interest income, decreased by $1,143, or approximately 0.2%, to $642,212 during the nine months ended September 30, 2024, compared to $643,355 during the nine months ended September 30, 2023. The decrease was due primarily to a lower principal balances on the Company’s commercial loans and notes payable. In addition, the Company’s interest income increased by 37,517 during the period to $42,735 compared to $5,218 in the prior period; the increase was due to an increase in cash balances.

Gain on Sale of Assets

During the nine months ended September 30, 2024, the Company sold its property located in Bonita Springs, Florida for a gain in the amount of $1,807,516. In addition, the Company sold certain intangible assets of igourmet for a gain in the amount of $834,463. There were no comparable transactions in the prior period.

Gain on Sale of Subsidiary

During the nine months ended September 30, 2024, the Company sold its subsidiary, Haley Group, Inc. (“Haley”); consideration for the sale was the return to the Company of 21,126 shares of the Company’s common stock with a market value at the time of the sale of $21,126. The Company recorded a gain on the sale of Haley in the amount of $21,126. There was no comparable transaction in the prior period.

Other Leasing Income

During the nine months ended September 30, 2024, the Company recognized income in the amount of $5,700 in connection with the lease of space in our Mountaintop warehouse facility compared to $6,189 in the prior period.

Income Tax Expense

During the nine months ended September 30, 2023, the Company paid federal income taxes in the amount of $15,834 in connection with an audit of the year ended December 31, 2017. There was no such charge during the current period.

Net Income (Loss) from Continuing Operations

For the reasons above, the Company had net income from continuing operations for the nine months ended September 30, 2024 of $2,666,004 compared to a net loss from continuing operations of $(2,580,411) during the nine ended September 30, 2023. The net income (loss) for the nine months ended September 30, 2024 includes a net total of $1,047,973 in non-cash charges: non-cash compensation in the amount of $791,968, depreciation and amortization expense of $211,488, provision for doubtful accounts of $40,667, and amortization of the discount on notes payable term loans of $3,850. The net loss from continuing operations for the nine months ended September 30, 2023 includes a total of $1,102,174 in non-cash charges, consisting of non-cash compensation in the amount of $602,932, depreciation and amortization expense of $398,054, provision for doubtful accounts of $68,181, and amortization of prepaid loan fees in the amount of $2,013.

Net (Loss) from Discontinued Operations

For the nine months ended September 30, 2024, the Company had a net loss from discontinued operations in the amount of $(8,624), a decrease in the amount of $91,257, or approximately 91.4%, compared to a net loss from discontinue operations in the amount of $(100,151) for the nine months ended September 30, 2023.

Liquidity and Capital Resources at September 30, 2024

As of September 30, 2024, the Company had current assets of $19,382,145, consisting of cash and cash equivalents of $4,820,970, trade accounts receivable, net, of $4,965,381, inventory of $3,134,237, other current assets of $519,624, and assets held for sale of $5,941,933. Also at September 30, 2024, the Company had current liabilities of $6,426,045, consisting of trade payables and accrued liabilities of $4,090,153, current portion of accrued separation costs – related parties of $354,532, accrued interest of $91,251, deferred revenue of $886,787, liability for stock appreciation rights of $731,181, current portion of notes payable of $105,259, current portion of operating lease liability of $14,898, and current portion of financing lease liability of $151,984. While the Company is enhancing its operational performance and has restructured its balance sheet, the onboarding of new customers with increasing working capital requirements and the acquisition of Golden Organics necessitate careful management of short-term liquidity. Additionally, the Company is actively exploring various avenues to raise additional capital to support future growth and ensure a robust level of liquidity.

During the nine months ended September 30, 2024, the Company had cash used in operating activities of $2,717,332. Cash flow used in operations consisted of the Company’s consolidated net income of $2,657,380 less gain on disposition of assets of $2,755,166 and gain on sale of subsidiary of $21,126, plus non-cash charges for depreciation and amortization of $211,488, increase in value of stock appreciation rights of $476,161, stock-based compensation in the amount of $313,773, provision for doubtful accounts of $40,667, amortization of right-of-use assets of $12,740, and amortization of discount on notes payable of $3,850. The Company’s cash position also decreased by $3,657,099 as a result of changes in the components of current assets and current liabilities, primarily the result of a net paydown of $2,168,431 in accounts payable and accrued liabilities and an increase of $697,821 in accounts receivable. Excluding $379,381 in payments associated with the separation and hiring of key officers referenced earlier, the Company would have recorded cash used in operating activities of $2,337,951 for the nine months ended September 30, 2024, an increase of $141,672 compared to $2,196,279 during the nine months ended September 30, 2023.

The Company had cash provided by investing activities of $2,316,923 for the nine months ended September 30, 2024, which consisted of cash received from the sale of our Bonita Springs property in the amount of $2,101,185 net of the payoff of the related secured loan in the amount of $353,815, including accrued interest; and cash from the sale of intangible assets of $525,000. The Company also purchased property and equipment in the amount of $309,262 during the period.

The Company had cash used in financing activities of $200,956 for the nine months ended September 30, 2024, which consisted of payments on notes payable and financing lease in the amount of $136,078 and $64,878, respectively.

As of September 30, 2024, our net working capital stood at a positive $12,956,100, marking a significant increase from the $5,000,156 recorded on December 31, 2023. This improvement of $7,955,944 can be largely attributed to the reclassification of our Mountaintop facility as an asset held for sale, with a book value of $5,941,933 as of September 30, 2024.

For the nine months ended September 30, 2024, the Company reported a profit from continuing operations amounting to $2,666,004. This figure includes a gain of $1,807,516 from the sale of our Race Track Road Property, a gain from the sale of intangible assets held by igourmet of $834,463, non-cash compensation expense of $791,968, and depreciation and amortization expenses of $429,048. This is a marked improvement compared to the loss of $2,680,562 from continuing operations during the same period in the previous year.

In addition to cash & cash equivalent totaling $4,820,970, the Company has access to an untapped $1.5 million revolving credit facility with MapleMark Bank.

During 2024, management is focused on continuing the Stabilization phase of its three-phase plan, focusing on the fundamentals of running a cash flow positive business, serving Professional Chefs, including a focus on improving margins. Management expects to continue to expand the Professional Chefs business by entering additional specialty foods markets, serving new customers, and launching new products.

No assurances can be given that any of these plans will come to fruition or that if implemented they will necessarily yield positive results.

Transactions with Major Customers

Transactions with a major customer and related economic dependence information is set forth below and following our discussion of Liquidity and Capital Resources.

The Company’s largest customer, U.S. Foods, Inc. and its affiliates, accounted for approximately 45% and 49% of total sales in the three months ended September 30, 2024 and 2023, respectively, and 47% and 48% of total sales in the nine months ended September 30, 2024 and 2023, respectively. In addition, Gate Gourmet, the leading global provider of airline catering solutions and provisioning services for airlines, represented 18% and 16% of total sales for the three months ended September 30, 2024 and 2023, respectively, and 18% and 16% of total sales for the nine months ended September 30, 2024 and 2023, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit pursuant to the requirements of the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

(a) Evaluation of disclosure controls and procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) as of the end of the period covered by this report, have determined that our disclosure controls and procedures were effective at September 30, 2024 at the reasonable assurance level. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15 that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

3.1

Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

3.2	Amended Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 16, 2011).

3.2.1	Amended Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2023).

10.1

Asset Purchase Agreement between igourmet and Advansiv Gourmet Group, Inc., dated August 6, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2024).

10.2

Amended and Restated Asset Purchase Agreement, dated August 30, 2024, between Innovative Gourmet LLC, iGourmet LLC and Advansiv Gourmet Group, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2024).

10.3

Transition Services Agreement, dated August 30, 2024, between Innovative Gourmet LLC, iGourmet LLC and Advansiv Gourmet Group, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2024).

10.4+^

Asset Purchase Agreement, dated October 14, 2024, by and among the Company, Golden Organics, Inc. and David Rickard (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024).

10.5	Form of Seller Financing Note (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024).

31.1*

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

+ Certain portions of this exhibit are omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because they are not material and are the type that the Company treats as private or confidential. The Company hereby agrees to furnish a copy of any omitted portion to the SEC upon request.

^ Certain portions of the exhibit have been omitted pursuant to Item 601(a)(6) of Regulation S-K. The Company hereby agrees to furnish a copy of any omitted portion to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Robert William Bennett	Chief Executive Officer and Director	November 13, 2024
Robert William Bennett	(Principal Executive Officer)

/s/ Gary Schubert	Chief Financial Officer	November 13, 2024
Gary Schubert	(Principal Financial and Accounting Officer)