Form 10-K
period 2024-12-31
INNOVATIVE FOOD HOLDINGS INC
filed 2025-03-20
CIK 312257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2024

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

Common Stock, Par Value $0.0001 Per Share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $23,176,767 as of June 28, 2024, based upon a closing price of $1.22 per share for the registrant’s common stock on such date.

On March 17, 2025, a total of 53,986,793 shares of our common stock were outstanding.

INNOVATIVE FOOD HOLDINGS, INC.

FORWARD-LOOKING INFORMATION

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

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” “our,” “our company,” the “Company,” “IVFH,” or similar terminology refer to Innovative Food Holdings, Inc., a Florida corporation.

Index

PART I

ITEM 1. Business

Our History

We were incorporated on June 14, 1979 under the laws of the State of Colorado originally under the name Alpha Solarco Inc. From June 1979 through February 2003, we were either inactive or involved in discontinued business ventures. On February 18, 2003, we changed our name to Fiber Application Systems Technology, Ltd. On February 17, 2004, we changed our state of incorporation by merging into Innovative Food Holdings, Inc., a Florida shell corporation formed for that purpose.

Our Operations

We build dynamic scalable businesses by selling specialty foods that are difficult to find through traditional channels. Our expertise is forging close relationships with the producers, growers, makers and distributors of specialty products, then carefully selecting our suppliers based on their quality, uniqueness and reliability.

Our team is adept at evaluating and certifying the food safety and supply chain capabilities of small batch producers who do not typically sell through broad-based sales channels. We seek out the freshest, most unique, origin-specific gourmet cheese, meat, produce, and premium ingredients available, and distribute them directly from our robust network of vendors and warehouses within 24 – 72 hours of an order being placed. We also source, package, and brand a meaningful segment of these products ourselves, enabling us to better control the assortment, offer more flexibility and variety to our customers, and capture additional margin.

We leverage this unique, premium assortment to serve the needs of Professional Chefs in settings such as restaurants, hotels, country clubs, national chain accounts, casinos, hospitals and catering houses. We provide these premium customers with products that cannot typically be found through their broadline distributor’s warehouse assortment. We distribute these products directly to Professional Chefs in Chicago through our subsidiary, Artisan Specialty Foods, Inc. (“Artisan”), and nationally through our e-commerce businesses on Amazon.com and our own website. We also drop ship specialty foods to Professional Chefs nationally through the websites of broadline distributors, such as US Foods, Inc (“USF”). Between this variety of sales channels, we are able to serve our Professional Chef customers wherever they are located.

We service our customers from three warehouses: a 200K square foot facility in Mountain Top, Pennsylvania (an important industry distribution hub for the Northeast), a 28K square foot facility in the greater Chicago area, and a 22K square foot facility in the greater Denver area. We have the capabilities to pack and ship frozen, refrigerated, and ambient products, enabling us to sell a broad range of specialty foods. We also have GFSI/SQF certifications, allowing compatibility with the highest standards of food handling supply chains in the world, and the quality and food safety that our premium customers expect from us. These warehouses have the ability to ship packages and pallets of all sizes through overnight shipping. We also leverage our own fleet of trucks to deliver directly to our Professional Chef customers within our reach.

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

Index

Our Products

As of the date of this report, we distribute over 6,000 perishable and specialty food products, including origin-specific seafood, domestic and imported meats, exotic game and poultry, artisanal cheeses, freshly prepared meals, caviar, wild and cultivated mushrooms, micro-greens, organic farmed and manufactured food products, estate-bottled olive oils and aged vinegars, and expertly curated food gift baskets and subscription-based offerings. Products are sold under both the vendor’s brands and various Company-owned brands.

Our selection includes high-quality items like Alaskan wild king salmon, Gulf of Mexico day-boat snapper, prime rib of American kurobuta pork, dry-aged buffalo tenderloin, white asparagus, free-range and organic chicken, truffle oils, fennel pollen, fresh morels, Trumpet Royale mushrooms, and artisanal cheeses such as Truffle Gouda and Halloumi. These offerings ensure that our nationwide customers have access to the best food products from around the world, delivered quickly and cost-effectively.

Customer Service and Logistics

Our chef-inspired customer service department is available by telephone, email, and on social media platforms. This department is made up of a team of chefs and culinary experts who are experienced in all aspects of perishable and specialty products. By employing chefs and culinary experts to handle customer service, we can provide our customers with extensive information about our products, including flavor profile and ingredient qualities, recipe and usage ideas, origin, seasonality, and availability, as well as cross-utilization ideas and complementary uses of products.

Our logistics team manages the shipping and delivery process of every package to ensure timely delivery of products to our customers. The logistics team receives shipping information on all products ordered, and packages are monitored from origin to delivery. If delivery service is interrupted, our logistics department begins the process of expediting the package to its destination or potentially reshipping the package with a goal of 100% customer satisfaction. Our logistics team works directly with our suppliers on an ongoing basis, to ensure that the appropriate packaging and shipping specifications are in place at all times.

Acquisitions and Share Issuance

On August 30, 2024, Innovative Gourmet LLC (“Innovative Gourmet”), which is a wholly-owned subsidiary of the Company, and igourmet, LLC, a Florida limited liability company (“igourmet”), entered into an amended and restated asset purchase agreement (the “Amended and Restates APA”). Pursuant to the Amended and Restates APA, Innovative Gourmet sold to igourmet substantially all of its assets related to marketing and selling certain artisan foods and related drop-ship fulfillment services including the website www. igourmet.com  (the “Purchased Assets”), for total consideration of $700,000. This transaction was closed on October 23, 2024. In connection with the closing of the transaction, Innovative Gourmet and igourmet entered into a Transition Services Agreement, dated August 30, 2024, pursuant to which Innovative Gourmet provided certain inventory and fulfilment services related to the Purchased Assets for a period of thirty days after closing pursuant to that certain Transition Services Agreement, dated August 30, 2024, with igourmet.

Index

On October 14, 2024, the Company entered into an asset purchase agreement (the “Golden APA”) with Golden Organics, Inc., a Colorado corporation (the “Golden Organics”), and David Rickard. Pursuant to the Golden APA, the Company (i) purchased substantially all of the properties, business, and assets of Golden Organics used and/or useful in the operation of the Golden Organics’ business of wholesaling bulk organic ingredients and other related food products and (ii) assume certain liabilities and obligations of Golden Organics (such transaction, the “Golden Transaction”) for an aggregate purchase price of $1,580,000, which consists of (a) a cash payment of $1,230,000 after taking into account certain working capital adjustments at the closing of the Golden Transaction and (b) a promissory note of $350,000, payable to Golden Organics (the “Seller Financing Note”), with interest at six percent (6%) per annum for a term of sixty (60) months payable in equal monthly installments with the first payment due one month after the closing. The Seller Financing Note Need contains default, notice and acceleration provisions, including a default interest at twelve percent (12%), a five (5) day grace period, a five percent (5%) late fee, no prepayment penalty and a right of set-off. Under the Golden APA, David Rickard has agreed to provide assistance to the Company for a period of ninety (90) days following the closing with respect to the transitioning of the business and developing new business opportunities without any compensation. The Golden Transaction closed on November 18, 2024.

On October 31, 2024, M Innovations LLC, a Delaware corporation and a wholly owned subsidiary of the Company (“M Innovation”) entered into an asset purchase agreement (the “M Innovation APA”) with M Specialty Foods Inc., a New York corporation (“M Speciality”). Pursuant to the M innovation APA, M Speciality purchased right, title, and interest in and to the assets of M Innovation in exchange of assuming the gift card liability of $174,637.

On November 30, 2024 and December 4, 2024, the Company entered into a series of securities purchase agreements with certain investors, pursuant to which, among other things, the Company issued the investors an aggregate of 2,031,250 shares of common stock of the Company at a purchase price of $1.60 per share, for an aggregate purchase price of $3,250,000.

On December 20, 2024, the Company through its subsidiary, Golden Organics, acquired substantially all of LoCo’s (defined below) properties, business, and assets used and/or useful in the operation of LoCo’s business of sourcing and wholesaling food products, and agreed to assume certain liabilities of LoCo for an aggregate purchase price of $304,269, which is payable to LoCo’s lenders for all outstanding and unpaid indebtedness of LoCo, pursuant to that certain asset purchase agreement, dated December 20, 2024 (the “LoCo APA”), with LoCo Food Distribution LLC, a Colorado limited liability company and a wholesaler of food related products (“LoCo”), and Elizabeth G. Mozer and Benjamin Mozer. In addition, as an adjustment to the purchase price, if earned, Golden Organics will pay $53,430 as earnout if, in the twelve-month period, LoCo achieves certain revenue and adjusted EBITDA targets. In connection with the LoCo APA, Ms. Mozer entered into a consulting services agreement with Golden Organics to provide consulting services for a period of twelve (12) months with the option to extend on a month-to-month basis with respect to the transitioning of the relationships and knowledge concerning the LoCo’s business, which agreement also contains a two-year non-solicitation provision.

Growth Strategy

Our long-term strategy is still taking shape, but there are three clear elements at this point in our evolution to a profitable, growing specialty food service business.

First, at our heart, we have focused on growing a direct-to-chef specialty foodservice platform. It is a straightforward business, generates strong cash flow, and has great growth potential. In contrast, direct-to-consumer e-commerce is not a business we will focus on. We are in the process of ramping it down, and any remaining business will focus only on items we already carry in our foodservice channels, and which we can sell profitably, with no capital.

Second, our core drop ship business (where we do not touch the inventory) needs to diversify with more partners and into additional sales channels. We have a strong relationship with US Foods, but the Company will benefit from having additional large partners. We have started this journey with the $10 million business we have built with Gate Gourmet. Other areas of focus include onboarding additional broadline distributors, additional airline caterers, Club channel partners, Amazon.com, etc. Sales channel diversification will continue to be a focus for us.

Third, our specialty food distribution business (where we own the inventory, warehouses, and trucks) has opportunity for growth. Today, this business is called Artisan Specialty Foods, and only serves Chicago. It has doubled in size since we purchased it a decade ago, and done so with very little incremental investment. Growth opportunities in specialty distribution exist both in Chicago through category and customer expansion, as well as through mergers and acquisitions in new markets.

The Company’s revenue is dependent on a limited number of key customers, which presents a concentration risk. While we continue to expand our customer base, any material reduction in business from these customers could adversely impact our financial performance. To mitigate this risk, we are actively diversifying our customer portfolio, exploring new markets, and strengthening relationships with both existing and potential clients to enhance revenue stability.

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

Insurance

We maintain a Business Owners Policy with a general liability per occurrence limit of $1,000,000 and aggregate policy covering $2,000,000 of liability for all entities, as well as building coverage with a limit up to $4,100,000  for its building in IL. The Company carries an Auto Policy with non-owned automobile bodily injury and property damage coverage with a limit of $1,000,000 for all entities. The Company also carries an Umbrella policy of up to $14,000,000 which covers all entities, along with two excess umbrella policies that sit over the BOP and Umbrella policies. The excess umbrella policies have limits of $5,000,000 and $6,000,000. The Company carries a Cyber policy of up to $2,000,000 which insures the Company and its subsidiaries. The Company carries a Commercial Property Policy for its building in PA, with a limit of up to $18,074,530. Such insurance may not be sufficient to cover all potential claims against us and additional insurance may not be available in the future at a reasonable price.

Government Regulation

Various federal and state laws regulate the delivery of fresh food products, requiring specialty foodservice third-party vendors to maintain at least $3,000,000 liability insurance coverage and compliance with Hazard Analysis and Critical Control Point (HACCP) standards. Key regulations include Pennsylvania’s Solid Waste Management Act, Clean Streams Law, Air Pollution Control Act, FDA’s Food Safety Modernization Act, Pennsylvania Food Code, FDA’s Fair Packaging and Labeling Act, Nutrition Labeling and Education Act, PA Food Safety Act, and Pennsylvania’s Weights and Measures Act. Compliance with these regulations is crucial to avoid penalties, ensure food safety, accurate labeling, and maintain profitability, as any changes that hinder our ability or increase costs could adversely impact our net revenues, gross margins, and cash flows.

Intellectual Property

The Company acquired certain Trade Names in connection with the acquisitions of Golden Organics and LoCo. As of December 31, 2024, we are not aware of any valid claim or challenges to our right to use the registered trademarks or any counterfeit or other infringement to the registered trademarks.

Employees

We believe engaged and empowered colleagues are key to business success. Attracting, developing, and retaining top local talent that embodies an ownership mentality drives the company’s long-term value. Our diverse colleagues and inclusive culture create an environment where colleagues can develop their skills and contribute to our success. We currently employ 132 employees, 92 full-time employees, including 8 chefs and 3 executive officers and 40 part-time employees. We believe that our relations with our employees are satisfactory. None of our employees are represented by a union.

Corporate Information

Our executive offices are located at 9696 Bonita Beach Rd., Ste. 208, Bonita Springs, Florida 34135; our corporate website is www.ivfh.com; and our telephone number is (239) 596-0204. The contents of our website are not incorporated in or deemed to be a part of this Annual Report on Form 10-K.

Index

ITEM 1A. Risk Factors

Risks Relating to Our Business and Industry

We have a history of losses requiring us to seek additional sources of capital.

As of December 31, 2024, we had an accumulated deficit of $36,209,764. We cannot assure you that we can achieve profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, or other extraordinary events occur, we will incur losses. Our potential success is contingent upon the effective development and commercialization of our services and products, as well as the continued expansion of our product portfolio and customer base, for which we can provide no assurance. Any future success we may achieve will be influenced by numerous factors, including those beyond our control or presently unforeseeable. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel, marketing and promotions, reduced margins caused by competitive pressures, taxes, and other economic and non-economic factors. These conditions may have a materially adverse effect upon us or may force us to curtail operations. In addition, we could require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. We can give no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Our inability in such instance to obtain sufficient funds from our operations or external sources could require us to curtail operations.

We rely on a few key customers for most of our revenue and if we were to lose one or more of those clients and be unable to generate new sales to offset such loss, we may be forced to cease or curtail our operations.

In 2003, Next Day Gourmet initially contracted with our subsidiary, Food Innovations, Inc. (“Food Innovations”), to handle the distribution of over 3,000 perishable and specialty food products to customers of USF. Effective January 1, 2018, we executed a contract amendment between Food Innovations, our wholly owned subsidiary, and USF which provides for no limit on automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew. Our sales through USF generated gross revenues for us of $31,185,864 in the year ended December 31, 2024, and $34,070,052 in the year ended December 31, 2023. Those amounts contributed 43% and 48% of our total sales for each of 2024 and 2023, respectively. Other significant customers include Gate Gourmet and Sam’s Club. During the years ended December 31, 2024 and 2023, sales to Gate Gourmet amounted to $11,574,069, or 16% of total sales, and $10,742,556, or 15% of total sales, respectively. During the years ended December 31, 2024 and 2023, sales to Sam’s Club amounted to $5,520,214, or 8% of total sales, and $0, respectively. Our sales efforts within specialty foodservice are for the most part substantially dependent upon the efforts of the USF sales force. Although we have generated revenues from customers other than USF, if our relationship with USF were to be materially changed and we may not be able to secure alternative revenue streams to mitigate the impact of such a loss, which may result in us significantly curtailing our operations.

A variety of factors, including seasonality and the economic environment, may cause our operating results to fluctuate, leading to volatility in our stock price.

Our operational results have fluctuated in the past and may fluctuate in the future, depending upon a variety of factors, including changes in economic conditions, and shifts in the timing of holiday related purchases. Although our annual sales have historically had a significant seasonal aspect, this has become less pronounced following the divestment of the assets of igourmet.com and M Innovations LLC (“Mouth”). However, we have expanded our distribution of specialty cheeses, which are more seasonally relevant during the fourth quarter. Due to the seasonal nature of this business, we would be significantly and disproportionately affected by unforeseen events such as terrorist attacks or economic shocks (including those caused by worldwide pandemics or other factors) that negatively impact the retail environment or consumer buying patterns during our key selling season. Additionally, events such as pandemics, strikes, or weather-related delays that interfere with the shipment of goods during the critical holiday season would adversely affect us.

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

If potential or existing customers do not find our websites, a convenient place to shop, we may not attract or retain customers and our sales may suffer. To encourage the use of our website, we must continuously improve its accessibility, mobile capabilities, content and ease of use. In addition, customer traffic and our business would be adversely affected if competitors’ websites are perceived as easier to use or better able to satisfy customer needs. Furthermore, e-commerce conversion rates could be adversely affected by a variety of website related factors.

Our marketing efforts to help grow our business may not be effective.

Maintaining and promoting awareness of our websites is important to our ability to attract and retain visitors. Generating a meaningful return on our investments in marketing initiatives may be difficult. The marketing efforts we implement may not succeed for a variety of reasons, including our inability to execute and implement our plans. External factors beyond our control may also impact the success of our marketing initiatives. Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search and may make other changes to the way results are displayed, which can negatively affect the placement of links to our websites and, therefore, reduce the number of visits to our websites.

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

Index

If we do not accurately predict customer demand for our products, we may lose customers or experience increased costs.

As we expand the volume of products offered to our customers, we may be required or may elect, for business purposes, to increase inventory levels and the number of products maintained in our warehouses. If we overestimate customer demand for our products, excess inventory and outdated merchandise could accumulate, tying up working capital and potentially resulting in reduced warehouse capacity and inventory losses due to damage, theft and obsolescence. If we underestimate customer demand, it may disappoint customers who may turn to our competitors.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We are subject to income taxes in the United States, and our domestic tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

●	changes in the valuation of our deferred tax assets and liabilities;
●	expected timing and amount of the release of any tax valuation allowances;
●	tax effects of stock-based compensation;
●	costs related to intercompany restructurings;
●	changes in tax laws, regulations or interpretations thereof; or
●	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

Changes in domestic and international trade policies could materially and adversely affect our business, financial condition, and results of operations. Any import tariffs may increase the cost of key food products and ingredients that we rely on, leading to higher production costs and potential supply chain disruptions. If we are unable to pass these increased costs on to customers through pricing adjustments, our profit margins could be adversely affected. The evolving trade environment may also create uncertainty in supplier relationships, cause delays in sourcing raw materials, and result in fluctuating commodity prices, further impacting our operations.

In addition, we may be subject to audits of our income, sales and other transaction taxes by federal, state and local authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

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

The specialty food and foodservice businesses are highly competitive. We compete against other providers of quality foods, some of which sell their services globally, and some of these providers have considerably greater resources than we have. These competitors may have greater marketing and sales capacity, established distribution networks, significant goodwill and global name recognition. Our e-commerce and product catalog websites and paper mailings compete with other e-commerce websites and other catalogs, and other specialty foodservice providers that market products similar to ours. We compete with national, regional and local businesses utilizing a similar strategy, as well as traditional specialty food and foodservice distributors. The substantial sales growth in the direct-to-customer industry within the last decade has encouraged the entry of many new competitors, new business models, and an increase in competition from established companies. Furthermore, it may become necessary for us to reduce our prices in response to competition. This could negatively impact our ability to be profitable.

We rely upon outside vendors and shippers for our specialty food products and interruption in the supply of our products or their failure to adhere to our quality standards may negatively impact our revenues.

Shortages in supplies of the food products we sell may impair our ability to provide our services. Our vendors are independent and we cannot guarantee their ability to source the products that we sell. Many of our products are wild-caught, and we cannot guarantee their availability in the future. Unforeseen strikes and labor disputes as well as adverse weather conditions may result in our inability to deliver our products in a timely manner. Also, if our suppliers fail to supply quality product in a timely and effective manner it could lead to an increase in recalls and customer litigation against us which could harm our brands’ images and negatively affect our business and operating results. The success of our business depends, in part, on our ability to timely and effectively deliver merchandise (e.g. fresh products) to our customers. We cannot control all of the various factors that might affect our fulfilment rates in direct-to-customer sales. We are heavily dependent upon one national carrier for the delivery of our fresh products to our customers.   Accordingly, we are subject to risks, including labor disputes, union organizing activity, inclement weather, technology breakdowns, natural disasters, the closure of their offices or a reduction in operational hours due to an economic slowdown or health related crisis, possible acts of terrorism, their ability to provide delivery services to meet our shipping needs, disruptions or increased fuel costs, and costs associated with any regulations to address climate change. Since our customers rely on us to deliver their orders daily or within 24-72 hours, delivery delays could significantly harm our business.

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

Index

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

Pandemics and epidemics, natural disasters, terrorist activities, political unrest, and other outbreaks could disrupt our operations, which could materially and adversely affect our business, financial condition, and results of operations.

Global pandemics, epidemics in China or elsewhere in the world, or fear of spread of contagious diseases, such as Ebola virus disease (EVD), coronavirus disease 2019 (COVID-19), Middle East respiratory syndrome (MERS), severe acute respiratory syndrome (SARS), H1N1 flu, H7N9 flu, and avian flu, as well as hurricanes, earthquakes, tsunamis, or other natural disasters could disrupt our business operations, reduce or restrict our supply of products and services, incur significant costs to protect our employees and facilities, or result in regional or global economic distress, which may materially and adversely affect our business, financial condition, and results of operations. Actual or threatened war, terrorist activities, political unrest, civil strife, and other geopolitical uncertainty could have a similar adverse effect on our business, financial condition, and results of operations. Any one or more of these events may impede our production and delivery efforts and adversely affect our sales results, or even for a prolonged period of time, which could materially and adversely affect our business, financial condition, and results of operations.

We are also vulnerable to natural disasters and other calamities. We cannot assure you that we are adequately protected from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks, or similar events. Any of the foregoing events may give rise to interruptions, damage to our property, delays in production, breakdowns, system failures, technology platform failures, or internet failures, which could cause the loss or corruption of data or malfunctions of our facilities, as well as adversely affect our business, financial condition, and results of operations.

Earthquakes, inclement weather or other events out of our control may damage or limit production from our facilities and our ability to timely deliver products thereby adversely affecting our results of operations.

We have significant operations in Colorado, Illinois, Pennsylvania, and in other  areas where weather or other events such as an earthquake, tsunami, hurricane, flood, fire, high winds, extreme heat or cold, or other natural or manmade events, could disrupt our operations and impair production or distribution of our products, damage inventory, interrupt critical functions, or otherwise affect our business negatively, adversely affecting our results of operations.

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

We are a smaller reporting company, as defined in the Securities Act of 1933, as amended (the “Securities Act”). For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding historical financial statements, executive compensation in our periodic reports, registration statements, and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain a smaller reporting company until the beginning of a year in which we had a public float of $250 million held by non-affiliates or revenues below $100 million and a public float below $700 million, in each case as determined as of the last business day of the second quarter of the Company’s fiscal year.

We may not be able to realize benefits of acquisitions or successfully integrate the businesses we acquire.

Our growth strategy includes growth through strategic acquisitions. If we are unable to integrate acquired businesses successfully or to realize anticipated economic, operational, and other benefits and synergies in a timely manner, our profitability could be adversely affected. Integration of an acquired business may be more difficult when we acquire a business in a market in which we have limited expertise or with a company culture different from ours. A significant expansion of our business and operations, in terms of geography or magnitude, could strain our administrative and operational resources. Additionally, we may be unable to retain qualified management and other key personnel employed by acquired companies and may fail to build a network of acquired companies in new markets. We could face significantly greater competition from broadline foodservice distributors in these markets than we face in our existing markets.

We regularly evaluate opportunities to acquire other companies. To the extent our future growth includes acquisitions, we may not be able to obtain any necessary financing for such acquisitions, consummate such potential acquisitions effectively, effectively and efficiently integrate any acquired entities, or successfully expand into new markets.

In connection with our acquisition of businesses in the future, if any, we may decide to consolidate the operations of any acquired business with our existing operations or make other changes with respect to the acquired business, which could result in special charges or expenses. Our results of operations also may be adversely affected by expenses we incur in making acquisitions, by amortization of acquisition-related intangible assets with definite lives and by additional depreciation attributable to acquired assets. Moreover, in connection with contemplated or completed acquisitions or divestitures, we may incur related asset impairment charges that reduce our profitability.

Index

We rely on trademarks, trade secrets, and other forms of intellectual property protections, however, these protections may not be adequate.

We rely on a combination of trademark, trade secret and other intellectual property laws in the United States. We have applied in the United States and in certain countries for registration of a limited number of trademarks, some of which have been registered or issued. We cannot guarantee that our applications will be approved by the applicable governmental authorities, or that third parties will not seek to oppose or otherwise challenge our registrations or applications. We also rely on unregistered proprietary rights, including common law trademark protection. However, third parties may use trademarks identical or confusingly similar to ours, or independently develop trade secrets or know-how similar or equivalent to ours. If our proprietary information is divulged to third parties, including our competitors, or our intellectual property rights are otherwise misappropriated or infringed, our competitive position could be harmed.

Our products may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or potentially prevent us from selling our products.

We cannot be certain that our products do not and will not infringe intellectual property rights of others. We may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of intellectual property rights of third parties by us or our customers in connection with their use of our products. Any such claims, whether or not meritorious, could result in costly litigation and divert the efforts of our management and personnel. Moreover, should we be found liable for infringement, we may be required to enter into licensing agreements (if available on acceptable terms or at all) or to pay damages and to cease making or selling certain products. Any of the foregoing could cause us to incur significant costs and prevent us from manufacturing or selling our products.

Our business is subject to governmental regulation, which could impact our operations.

Our business is subject to extensive federal and state regulations governing the delivery of fresh food products. Various laws and regulatory frameworks, including but not limited to the FDA’s Food Safety Modernization Act, Pennsylvania’s Solid Waste Management Act, Clean Streams Law, Air Pollution Control Act, Pennsylvania Food Code, FDA’s Fair Packaging and Labeling Act, Nutrition Labeling and Education Act, PA Food Safety Act, and Pennsylvania’s Weights and Measures Act, impose stringent operational, food safety, packaging, and labeling requirements on our company and third-party vendors.

Additionally, specialty foodservice vendors are required to maintain a minimum of $3,000,000 in liability insurance coverage and comply with Hazard Analysis and Critical Control Point (HACCP) standards. Compliance with these regulations is critical to our operations, as noncompliance could result in significant penalties, legal liabilities, operational disruptions, and reputational harm.

While we currently maintain compliance with applicable laws and regulations, we cannot guarantee that we will continue to be in compliance in the future, particularly as regulations evolve or become more stringent. Regulatory changes or increased enforcement efforts could impose additional costs, limit our ability to operate efficiently, or require modifications to our business practices. Any failure to comply with existing or future regulatory requirements could adversely affect our net revenues, gross margins, and cash flows. Any regulatory actions or changes that increase our compliance costs or restrict our ability to source, distribute, or label products effectively may materially impact our financial condition and results of operations.

Index

Risks Relating to Our Indebtedness

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

Our ability to generate sufficient cash to service our indebtedness depends on many factors, some of which are not within our control.

Our ability to make payments on our indebtedness will depend on our ability to generate cash in the future. To a certain extent, this ability is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt, we may need to restructure or refinance all or a portion of our debt, sell material assets or operations, or raise additional debt or equity capital. We may not be able to affect any of these actions on a timely basis, on commercially reasonable terms, or at all, and these actions may not be sufficient to meet our debt service requirements. In addition, any refinancing of our indebtedness could be at a higher interest rate, and the terms of our existing or future debt arrangements may restrict us from effecting any of these alternatives. Our failure to make the required interest and principal payments on our indebtedness would result in an event of default under the agreement governing such indebtedness, which may result in the acceleration of some or all of our outstanding indebtedness.

Despite our level of indebtedness, we and our subsidiaries will still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our level of indebtedness.

We and our subsidiaries may incur substantial additional indebtedness in the future. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial.

Index

The agreements governing our outstanding indebtedness contain restrictions that limit our flexibility in operating our business.

The agreements governing our outstanding indebtedness contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit the ability of our subsidiaries to, among other things:

●	incur, assume, or permit to exist additional indebtedness or guarantees;
●	incur liens;
●	make investments and loans;
●	pay dividends, make payments, or redeem or repurchase capital stock;
●	engage in mergers, liquidations, dissolutions, asset sales, and other dispositions (including sale leaseback transactions);
●	amend or otherwise alter terms of certain indebtedness;
●	enter into agreements limiting subsidiary distributions or containing negative pledge clauses;
●	engage in certain transactions with affiliates;
●	alter the business that we conduct;
●	change our fiscal year; and
●	engage in any activities other than permitted activities.

As a result of these restrictions, we are limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions, and acceleration of amounts due, and exercise of lender’s rights and remedies, including rights with respect to the collateral securing the obligations.

We utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates on our variable rate indebtedness, and we are exposed to risks related to counterparty credit worthiness or non-performance of these instruments.

We enter into pay-fixed interest rate swaps to limit our exposure to changes in variable interest rates. Such instruments may result in economic losses should interest rates decline to a point lower than our fixed rate commitments. We are also exposed to credit-related losses, which could affect the results of operations in the event of fluctuations in the fair value of the interest rate swaps due to a change in the credit worthiness or non-performance by the counterparties to the interest rate swaps.

Risk Relating to Our Securities

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

Index

Our common stock is subject to the “penny stock” rules of the Securities and Exchange Commission (the “SEC”) and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price, for warrants or options or conversion price for convertible notes, of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

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

The market price of our common stock has been and will likely continue to be volatile, and you could lose all or part of your investment.

The market price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, factors that could cause fluctuations in the market price of our common stock include the following:

●	general economic, regulatory, and market conditions;
●	public health crises and related measures to protect the public health;
●	sales of shares of our common stock by us or our stockholders;
●	issuance of shares of our common stock, whether in connection with an acquisition or disposition of our subsidiaries or assets;
●	short selling of our common stock or related derivative securities;
●	from time to time we make investments in equity that is, or may become, publicly held, and we may experience volatility due to changes in the market prices of such equity investments;

Index

●	reports by securities or industry analysts, media or other third parties, that are interpreted either negatively or positively by investors, failure of securities analysts to maintain coverage and/or to provide accurate consensus results of us, changes in financial estimates by securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;
●	the financial or other projections we may provide to the public, any changes in those projections, or our failure to meet those projections;
●	announcements by us or our competitors of new products or services;
●	rumors and market speculation involving us or other companies in our industry;
●	actual or perceived security incidents that we or our service providers may suffer; and
●	actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Such litigation could result in substantial costs and a diversion of our management’s attention and resources.

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

Index

ITEM 2. Properties

We believe our existing facilities meet our current needs. We will need additional office space or facilities in the future as we continue to build our development, commercial and support teams. We believe we can find suitable additional space in the future on commercially reasonable terms.

The following table summarizes our properties as of December 31, 2024:

Location	End of the Term	Type	Own/Lease	Square Feet
Bonita Springs, FL	January 31, 2025 (a)	Office	Lease	1,500
Mountain Top, PA (held for sale) (b)	N/A	Office/Warehouse	Own	200,000
Broadview, IL	N/A	Office/Warehouse	Own	28,711
Denver, CO	August 31, 2027	Office/Warehouse	Lease	20,000

(a)	This lease will not be renewed.
(b)	This property is encumbered under the terms of the Maple Mark Term Loan 3.

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

To the knowledge of our management team, except as set forth below, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

On September 11, 2023, the Company entered into an agreement with High Impact Analytics, LLC (“High Impact”) whereby the latter would provide sales management and support services in exchange for a variable fee. The agreement contained a provision requiring 30 days’ written notice for “cancellation”, following which High Impact would be entitled to commissions for 120 days thereafter; the agreement also explicitly expired on September 11, 2024 (at which point, by its own terms, it was “no longer in force”), and was not renewed. High Impact demanded continuing variable fee payments on the grounds that the Company had not “cancelled” the agreement, and the Company responded that the agreement expressly terminated on September 11, 2024, such that no cancellation was required. On March 13, 2025, High Impact filed suit in Benton County, Arkansas, alleging that it is entitled to fees in the amount of $500,000, or alternatively treble damages under Ark. Code Ann. § 4-70-301. The Company denies any liability to High Impact and is examining its legal options in response to the foregoing complaint.

ITEM 4. Mine Safety Disclosure

Not Applicable.

Index

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prices for our common stock are quoted on the OTCQB. Since March 2004, our common stock has traded under the symbol “IVFH”. Prior thereto, our common stock traded under the symbol “FBSN”. At March 12, 2025, there were 53,986,793 shares of our common stock outstanding.

Security Holders

On March 5, 2025, there were approximately 1,450 record holders of our common stock. In addition, we believe there are at least several hundred additional beneficial owners of our common stock whose shares are held in “street name.”

Dividends

We have not paid dividends during the three most recently completed fiscal years and have no current plans to pay dividends on our common stock. We currently intend to retain all earnings, if any, for use in our business.

Recent Sales and Other Issuances of Our Equity Securities

The table below provides information regarding our issuance of stock during the periods indicated.

Period	Total Number of Shares Issued	Average Price Issued per Share
Jan. 1, 2024 to Mar. 31, 2024	None	N/A
Apr. 1, 2024 to Jun. 30, 2024 (1)	24,138	$0.60
Jul. 1, 2024 to Sep. 30, 2024 (2)	1,415,544	$1.25
Oct. 1 2024 to Dec. 31, 2024 (3)	2,031,250	$1.60
Total	3,470,932

(1)	Cashless conversion of options to purchase 50,000 shares of common stock by an ex-employee for a net amount of 24,138 shares issued.
(2)	Consists of shares issued to executive officers pursuant to stock compensation plans based upon the market price of the Company’s common stock. Shares were issued to the Company’s CEO as follows: 731,350 shares when the market price was $1.16, and 487,567 shares when the market price was $1.45. Shares were issued to the Company’s COO as follows: 196,627 shares when the market price was $1.23.
(3)	Shares of common stock sold for cash. On November 30, 2024 and December 4, 2024, the Company entered into a series of securities purchase agreements with certain investors (the “Investors”), pursuant to which, among other things, the Company issued the Investors an aggregate of 2,031,250 shares of common stock of the Company at a purchase price of $1.60 per share, for an aggregate purchase price of $3,250,000.

Index

All of the issuances described above were exempt from registration pursuant to Section 4(2) of the Securities Act for the following reasons: (1) none of the issuances involved a public offering or public advertising for the payment of any commissions or fees; (2) the issuances to investors were to “accredited investors”; (3) the issuances upon conversion of notes were for notes held at least 12 months and did not involve the payment of any other consideration; and (4) all issuances to affiliates and to non-affiliates holding the securities for less than six months carried restrictive legends.

Dilutive Securities

As of December 31, 2024, there were 310,000 options to purchase shares of the Company’s common stock with a weighted average remaining contractual life of 1.42 years.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2024, the following shares are issuable pursuant to outstanding stock options, warrants, and rights issued under the 2011 Stock Option Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	310,000		$1.42		97,772,500
Equity compensation plans not approved by shareholders	-	$	N/A	$	N/A

ITEM 6. [Reserved]

Index

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto, as well as all other related notes, and financial and operational references, appearing elsewhere in this document.

Certain information contained in this discussion and elsewhere in this report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Private Securities Litigation Reform Act will not apply to certain “forward looking statements” because we issued “penny stock” (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 3(a)(51-1) under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of SEC. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on our behalf. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “believe”, “explore”, “consider”, “anticipate”, “intend”, “could”, “estimate”, “plan”, “propose” or “continue” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

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

Acquisitions and Share Issuance

On August 30, 2024, Innovative Gourmet, which is a wholly-owned subsidiary of the Company, and iGourmet, entered into an amended and restated asset purchase agreement (the “Amended and Restates APA”). Pursuant to the Amended and Restates APA, Innovative Gourmet sold to iGourmet substantially all of its assets related to marketing and selling certain artisan foods and related drop-ship fulfillment services including the website www. igourmet.com (the “Purchased Assets”), for total consideration of $700,000. This transaction was closed on October 23, 2024. In connection with the closing of the transaction, Innovative Gourmet and iGourmet entered into a Transition Services Agreement, dated August 30, 2024, pursuant to which Innovative Gourmet provided certain inventory and fulfilment services related to the Purchased Assets for a period of thirty days after closing pursuant to that certain Transition Services Agreement, dated August 30, 2024, with iGourmet.

Index

On October 14, 2024, the Company entered into the Golden APA with Golden Organics, and David Rickard. Pursuant to the Golden APA, the Company (i) purchased substantially all of the properties, business, and assets of Golden Organics used and/or useful in the operation of the Golden Organics’ business of wholesaling bulk organic ingredients and other related food products and (ii) assume certain liabilities and obligations of Golden Organics (such transaction, the “Golden Transaction”) for an aggregate purchase price of $1,580,000, which consists of (a) a cash payment of $1,230,000 after taking into account certain working capital adjustments at the closing of the Golden Transaction and (b) a Seller Financing Note of $350,000, payable to Golden Organics, with interest at six percent (6%) per annum for a term of sixty (60) months payable in equal monthly installments with the first payment due one month after the closing. The Seller Financing Note Need contains default, notice and acceleration provisions, including a default interest at twelve percent (12%), a five (5) day grace period, a five percent (5%) late fee, no prepayment penalty and a right of set-off. Under the Golden APA, David Rickard has agreed to provide assistance to the Company for a period of ninety (90) days following the closing with respect to the transitioning of the business and developing new business opportunities without any compensation. The Golden Transaction closed on November 18, 2024.

On November 30, 2024 and December 4, 2024, the Company entered into a series of securities purchase agreements with certain investors, pursuant to which, among other things, the Company issued the investors an aggregate of 2,031,250 shares of common stock of the Company at a purchase price of $1.60 per share, for an aggregate purchase price of $3,250,000.

On December 20, 2024, the Company through its subsidiary, Golden Organics, acquired substantially all of LoCo’s properties, business, and assets used and/or useful in the operation of LoCo’s business of sourcing and wholesaling food products, and agreed to assume certain liabilities of LoCo for an aggregate purchase price of $304,269, which is payable to LoCo’s lenders for all outstanding and unpaid indebtedness of LoCo, pursuant to the LoCo APA, with LoCo, Elizabeth G. Mozer and Benjamin Mozer. In addition, as an adjustment to the purchase price, if earned, Golden Organics will pay $53,430 as earnout if, in the twelve-month period, LoCo achieves certain revenue and adjusted EBITDA targets. In connection with the LoCo APA, Ms. Mozer entered into a consulting services agreement with Golden Organics to provide consulting services for a period of twelve (12) months with the option to extend on a month-to-month basis with respect to the transitioning of the relationships and knowledge concerning the LoCo’s business, which agreement also contains a two-year non-solicitation provision.

RESULTS OF OPERATIONS

Overview

Innovative Food Holdings, Inc. (IVFH) experienced a transformative year in 2024, marked by strategic initiatives aimed at stabilizing the business and laying the foundation for future growth. The Company focused on enhancing its digital presence, expanding its specialty foodservice platform, and diversifying its distribution channels. Key milestones included the acquisition of Golden Organics and LoCo, the sale of non-core assets, and the onboarding of a new CFO.

Financial Highlights

For the fiscal year ended December 31, 2024, IVFH reported revenue of $72.1 million, a 2.5% increase compared to $70.4 million in 2023. Our organic revenue growth, which excludes the impact of divestitures and acquisitions, was an impressive 11.4% for the full year. Revenue growth was particularly strong in Q4, with total revenue increasing 19.2% and organic revenue increasing 44.3%. These results reflect our strategic efforts to enhance our market presence and expand our customer base.

Revenue Breakdown:

●	Digital Channels: Largely made up of our Distributor Relationships and supported by our Drop Ship model. This category contributed $37.9 million, which is 52.5% of our total revenue. This represents a decrease of 3.9% from $39.4 million in 2023, primarily due to continued headwinds in our legacy drop ship business.
●	National Distribution: Captures our growing partnerships with airline caterers and our new national retail customer. This category generated $18.0 million, or 24.9% of total revenue, marking a 67.4% increase from $10.7 million in 2023. These sales are generally delivered to the customer through 3PL carriers or FedEx.
●	Local Distribution: Consists mainly of local sales team relationships and our local fleet delivering direct from warehouse. This category brought in $12.1 million, or 16.8% of total revenue, an increase of 21.8% from $9.9 million in 2023, supported by the expansion of local distribution channels and the acquisition of LoCo Foods.
●	Direct-to-Consumer: Divested, however, will remain through 2025 as we overlap the historical revenues generated from the iGourmet.com in 2024. For 2024, Direct-to-Consumer revenue was $3.1 million, or 4.3% of total revenue, a decrease of 66.2% from $9.2 million in 2023.
●	Other Services: Consists of numerous activities, mainly monetizing the excess space in Pennsylvania. This category contributed $1.1 million, or 1.5% of total revenue, a decrease of 4.6% from $1.2 million in 2023.

Index

Cost of goods sold for the year was $55.3 million, an increase of 3.6% compared to $53.3 million in 2023. Gross margin declined by 85 basis points to 23.4%, primarily due to liquidation of inventory from divested businesses and the ramp-up of the lower-margin retail business. However, this decline was offset by a reduction in operating expenses and positive non-operating income driven by strategic divestments and cost reductions.

Operating Expenses

Cash Operating Expenses (Cash OpEx):

●	Payroll and Related Costs: Decreased by $272 thousand to $10.3 million, mainly dut to a lower incentive playout to our leadership and executive teams compared to 2023.
●	Computer and IT Costs: Reduced by $122 thousand to $391 thousand, reflecting the Company’s efforts to streamline IT operations and reduce software and hardware expenses.
●	Office, Facilities, and Vehicles Costs: Decreased by $227 thousand to $963 thousand, driven by the consolidation of office spaces and more efficient use of facilities and vehicles.
●	Advertising and Digital Marketing Costs: Significant reduction of $555 thousand to $30 thousand, resulting from the restructuring of marketing programs and a strategic shift away from direct-to-consumer advertising.
●	Professional and Legal Fees: Increased by $310 thousand to $1.6 million, due to various legal and transactional activities related to acquisitions, divestitures, and other corporate actions.

Total Cash OpEx Reduction: The total Cash OpEx decreased by $904 thousand, reflecting the Company’s cost-cutting efforts and restructuring initiatives.

Non-Cash Operating Expenses (Non-Cash OpEx):

●	Share-Based Compensation: Increased by $869 thousand to $1.5 million, due to revaluation of stock options and other equity-based incentives to attract and retain key personnel.
●	Depreciation and Amortization Costs: Decreased by $279 thousand to $278 thousand, reflecting the Company’s efforts to optimize its asset base driven by the sale or our Florida headquarters building.

●	Bad Debt Expense: Decreased by $69 thousand to $5 thousand, as a result of improved credit management and collection efforts.
●	Impairment of Intangible Assets: No impairment costs in 2024, compared to $1.1 million in 2023, due to the absence of significant write-downs of intangible assets.

Total Non-Cash OpEx Reduction: The total Non-Cash OpEx decreased by $557 thousand, primarily due to the absence of impairment costs and reduced depreciation and amortization expenses.

Non-Recurring Expenses:

●	No separation costs in 2024, compared to $2.1 million in 2023 related to the departure of several executive officers.

Non-Operating Income (Expense):

During the year, IVFH recorded several gains and losses:

●	Gain on Sale of Assets: $2.8 million, including $1.8 million from the sale of the headquarters building and $1.0 million from the sale of certain intangible assets.
●	Gain on Sale of Subsidiaries: $21 thousand from the sale of Haley Group, Inc.
●	Other Income: $6 thousand from leasing space in the Mountaintop warehouse facility.

The total non-operating income was $1.8 million, contributing positively to the Company’s overall financial performance.

Net Income

Net income from continuing operations improved significantly, reaching $2.5 million compared to a net loss of $3.7 million in 2023.

Index

Liquidity and Capital Resources

As of December 31, 2024, IVFH had current assets of $23.9 million, including cash and cash equivalents of $2.3 million, and current liabilities of $9.4 million. The company had net working capital of $14.5 million.

Cash Flow Analysis:

●	Operating Activities: Used $6.3 million, primarily due to changes in working capital components. The significant changes in working capital included:

●	Accounts Receivable: Increased by $3.8 million, reflecting higher sales from our new customers, indicating strong demand and expanding market reach.
●	Inventory: Increased by $1.9 million, primarily due to the acquisition of Golden Organics and LoCo, as well as higher inventory levels to support new retail and distribution channels.
●	Accounts Payable and Accrued Liabilities: Decreased by $850 thousand, mainly due to the lower annual incentive plan payout recorded in 2024 but paid in 2025, and the elimination of accrued liabilities related to the divestiture of eCommerce operations.
●	Deferred Revenue: Decreased by $791 thousand, primarily a result of the sale of our eCommerce business, we no longer sell or service gift cards or subscription services.

●	Investing Activities: Provided $1.2 million, mainly driven by the sales proceeds of assets, offset by the acquisition of Golden Organics and property and equipment. Key investments and proceeds included:

●	Proceeds from Sale of Assets: $2.1 million from the sale of the headquarters building.
●	Proceeds from Sale of Intangible Assets: $617 thousand from the sale of certain intangible assets associated with iGourmet.com.
●	Acquisition of Golden Organics: $1.2 million.
●	Acquisition of Property and Equipment: $317 thousand.

●	Financing Activities: Provided $2.0 million, primarily from the sale of common stock. Key financing activities included:

●	Proceeds from Sale of Common Stock: $3.3 million.
●	Payment for taxes related to net share settlement of equity awards: $908 thousand.
●	Principal Payments on Financing Leases: $228 thousand.
●	Principal Payments on Notes Payable: $96 thousand.

Future Capital Needs

IVFH anticipates significant capital expenditures in the coming years to support its growth initiatives and operational improvements. Key areas of investment include:

●	Expansion of Distribution Facilities: Upgrading and expanding warehouse and distribution facilities to accommodate increased demand and improve operational efficiency.
●	Technology Investments: Enhancing the company’s digital platforms and IT infrastructure to support e-commerce growth and improve customer experience.
●	Product Development: Investing in new product lines and innovations to meet changing customer preferences and expand market share.

The Company plans to finance these capital needs through a combination of internal cash flows, debt financing, and potential equity offerings. IVFH is committed to maintaining a strong balance sheet and ensuring sufficient liquidity to support its strategic initiatives.

Index

Cash Management Strategies

IVFH employs several cash management strategies to ensure adequate liquidity and optimize financial performance:

●	Cash Flow Forecasting: Regularly updating cash flow projections to anticipate and manage cash needs effectively.
●	Working Capital Management: Implementing strategies to optimize inventory levels, manage accounts receivable, and extend payment terms with suppliers.
●	Credit Facilities: Maintaining access to credit lines and other financing options to provide flexibility in managing short-term cash needs.
●	Investment of Excess Cash: Investing surplus cash in short-term, low-risk instruments to generate returns while preserving liquidity.

Outlook

●	Growth Opportunities: IVFH aims to continue its growth trajectory by focusing on stabilizing the business, growing the direct-to-chef specialty foodservice platform, diversifying the drop ship business, and expanding the specialty food distribution business. The company is well-positioned to capitalize on growth opportunities in the specialty foodservice market.
●	Strategic Initiatives: The Company plans to invest in digital transformation, enhance its e-commerce capabilities, and expand its distribution network. These initiatives are expected to drive revenue growth and improve profitability.

Risk Factors

IVFH faces several risks that could impact its financial performance. These include:

●	Dependence on Major Customers: The Company has historically derived a substantial portion of its revenue from one client, U.S. Foods, Inc., and if this relationship were to change materially, it could significantly impact IVFH’s operations.
●	Economic Conditions: Changes in economic conditions, including both COVID-19 related and non-related conditions, can affect consumer confidence and spending, which in turn can impact IVFH’s sales.
●	Competition: The specialty food and foodservice industries are highly competitive, and IVFH competes against other providers of quality foods, some of which have significantly greater resources.
●	Supply Chain Disruptions: IVFH relies on outside vendors and shippers for its specialty food products, and any interruption in the supply of these products or failure to adhere to quality standards could negatively impact the company’s revenues.
●	Regulatory Compliance: Changes in government regulation and supervision could impair IVFH’s sources of revenue and limit its ability to expand its business.

Off-Balance Sheet Arrangements

IVFH has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Critical Accounting Policy and Estimates

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates include certain assumptions related to, among others, doubtful accounts receivable, valuation of stock-based services, operating right of use assets and liabilities, and income taxes. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounts subject to estimate and judgements are allowance for credit losses, income taxes, intangible assets, contingent liabilities, and equity-based instruments. Actual results may differ from these estimates under different assumptions or conditions. We believe our estimates have not been materially inaccurate in past years, and our assumptions are not likely to change in the foreseeable future.

Index

Stock options and stock appreciation rights (“SARS”):

The Company accounts for options in accordance with FASB ASC 718-40. Options are valued upon issuance utilizing the Black-Scholes valuation model. Option expense is recognized over the requisite service period of the related option award. The following table illustrates certain key information regarding our options, SARS, and valuation assumptions at December 31, 2024 and 2023:

December 31,
	2024	2023
Black-Scholes model variables:
Volatility	24.43-131.55%	53.3-95.5%
Dividends	-	-
Risk-free interest rates	2.63-4.64%	3.67-5.03%
Term (years)	.00-2.75	3.00-3.63

Allowance for Credit Losses

The Company maintained an allowance in the amount of $40,002 and $46,477 for credit losses at December 31, 2024 and 2023, respectively. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The estimated fair values approximate their carrying value because of the short-term maturity of these instruments or the stated interest rates are indicative of market interest rates. These fair values have historically varied due to the market price of the Company’s stock at the date of valuation.

Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized. At December 31, 2024, the Company has a net operating loss carryforward of approximately $3,875,000.

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets (“ROU assets”) and short-term and long-term lease liabilities are included on the face of the condensed consolidated balance sheet. Finance lease ROU assets are presented within other assets, and finance lease liabilities are presented within accrued liabilities. The Company used our incremental borrowing rate of 6.75% in calculating the value of the ROU assets and liabilities.

Index

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and Board of Directors

Innovative Food Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Innovative Food Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2024 and 2023 and the related consolidated statements of operations, stockholders’ equity and cash flows for the each of the two years in the period ended December 31, 2024 and the related consolidated notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2022

Coral Springs, Florida

March 20, 2025

ASSURANCE DIMENSIONS, LLC

also d/b/a McNAMARA and ASSOCIATES, LLC

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 7800 Belfort Parkway, Suite 290 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO:  1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA:  3111 N. University Drive, Suite 621 | Coral Springs, FL 33065 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

“Assurance Dimensions” is the brand name under which Assurance Dimensions, LLC including its subsidiary McNamara and Associates, LLC (referred together as “AD LLC”) and AbitOs Advisors, LLC (“AbitOs Advisors”), provide professional services. AD LLC and AbitOs Advisors practice as an alternative practice structure in accordance with the AICPA Code of Professional Conduct and applicable laws, regulations, and professional standards. AD LLC is a licensed independent CPA firm that provides attest services to its clients, and AbitOs Advisors provide tax and business consulting services to their clients. AbitOs Advisors, and its subsidiary entities are not licensed CPA firms.

Index

Innovative Food Holdings, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$2,330,880	$5,235,102
Accounts receivable, net	9,039,232	4,298,435
Inventory, net	6,290,488	2,962,191
Other current assets	238,526	287,528
Assets held for sale	5,941,933	649,884
Current assets - discontinued operations	49,315	208,009
Total current assets	23,890,374	13,641,149

Property and equipment, net	1,584,878	7,000,015
Right of use assets, operating leases, net	705,476	28,519
Right of use assets, finance leases, net	524,273	436,403
Amortizable intangible assets, net	424,372	-
Tradenames and other unamortizable intangible assets	217,000	217,000
Total assets	$27,346,373	$21,323,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$6,653,622	$6,005,512
Accrued separation costs, related parties, current portion	334,532	463,911
Accrued interest	91,347	95,942
Deferred revenue	349,600	1,014,847
Stock appreciation rights liability	1,353,150	255,020
Notes payable - current portion	190,052	121,041
Lease liability - operating leases, current	239,660	17,131
Lease liability - finance leases, current	147,797	115,738
Contingent liability, current	54,430	-
Current liabilities - discontinued operations	-	551,851
Total current liabilities	9,414,190	8,640,993

Note payable, net of discount	8,692,674	8,855,000
Accrued separation costs, related parties, non-current	457,692	791,025
Lease liability - operating leases, non-current	467,569	11,388
Lease liability - finance leases, non-current	139,591	219,266
Total liabilities	19,171,716	18,517,672

Commitments & Contingencies (see Note 21)
Stockholders’ equity
Common stock: $0.0001 par value; 500,000,000 shares authorized; 56,009,032 and 52,538,100 shares issued, 53,164,735 and 49,714,929 shares outstanding at December 31, 2024 and 2023, respectively	5,598	5,251
Common stock to be issued; 738,032 and 0 shares at December 31, 2024 and 2023, respectively	74	-
Additional paid-in capital	45,520,121	42,762,811
Treasury stock: 2,644,297 and 2,623,171 shares outstanding at December 31, 2024 and 2023, respectively	(1,141,372)	(1,141,370)
Accumulated deficit	(36,209,764)	(38,821,278)
Total stockholders’ equity	8,174,657	2,805,414
Total liabilities and stockholders’ equity	$27,346,373	$21,323,086

See notes to consolidated financial statements.

Index

Innovative Food Holdings, Inc.

Consolidated Statements of Operations

	For the Twelve Months	For the Twelve Months
	Ended	Ended
	December 31,	December 31,
	2024	2023
Revenue	$72,134,376	$70,388,962
Cost of goods sold	55,280,668	53,347,220
Gross margin	16,853,708	17,041,742

Selling, general and administrative expenses	16,314,986	16,720,523
Separation costs - executive officers	-	2,074,063
Impairment of intangible assets	-	1,055,400
Total operating expenses	16,314,986	19,849,986

Operating income (loss)	538,722	(2,808,244)

Other income (expense:)
Interest expense, net	(849,581)	(876,452)
Gain on sale of assets	2,816,616	9,360
Gain (loss) on sale of subsidiary	21,126	(45,022)
Other income	-	14,925
Other leasing income	5,700	7,600
Total other income (expense)	1,993,861	(889,589)

Net income (loss) before taxes	2,532,583	(3,697,833)

Income tax expense	-	15,834

Net income (loss) from continuing operations	$2,532,583	$(3,713,667)

Net income (loss) from discontinued operations	$78,931	$(641,485)

Consolidated net income (loss)	$2,611,514	$(4,355,152)

Net income (loss) per share from continuing operations - basic	$0.05	$(0.08)

Net income (loss) per share from continuing operations - diluted	$0.05	$(0.08)

Net (loss) per share from discontinued operations - basic	$0.01	$(0.01)

Net (loss) per share from discontinued operations - diluted	$0.01	$(0.01)

Weighted average shares outstanding - basic	50,563,992	49,076,880

Weighted average shares outstanding - diluted	51,315,879	49,076,880

See notes to consolidated financial statements.

Index

Innovative Food Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2024 and 2023

	Common Stock		Common Stock to be issued		Additional Paid-in	Treasury Stock		Accumulated
	Amount	Value	Amount	Value	Capital	Amount	Value	Deficit	Total
Balance - December 31, 2022	49,427,297	$4,938	1,499,940	$150	$42,189,471	2,623,171	$(1,141,370)	$(34,466,126)	$6,587,063
Shares issued for compensation	-	-	222,380	22	50,658	-	-	-	50,680
Shares issued to management and employees from common stock subscribed	875,000	87	(875,000)	(87)	-	-	-	-	-
Fair value of shares under compensation plan	-	-	-	-	242,654	-	-	-	242,654
Shares issued under severance agreement	400,000	40	-	-	167,960	-	-	-	168,000
Shares issued to employees for compensation	267,030	27	-	-	112,142	-	-	-	112,169
Shares issued under management compensation plan	678,302	68	-	-	(68)	-	-	-	-
Shares issued from common stock subscribed	832,911	85	(847,320)	(85)	-	-	-	-	-
Shares issued for cashless conversion of stock options	57,560	6	-	-	(6)	-	-	-	-
Net loss for the year ended December 31, 2023	-	-	-	-	-	-	-	(4,355,152)	(4,355,152)
Balance - December 31, 2023	52,538,100	$5,251	-	$-	$42,762,811	2,623,171	$(1,141,370)	$(38,821,278)	$2,805,414
	-	-	-	-	-	-	-	-	-
Balance - December 31, 2023	52,538,100	5,251	-	-	42,762,811	2,623,171	(1,141,370)	(38,821,278)	2,805,414
Shares returned to treasury from sale of subsidiary	-	-	-	-	(21,124)	21,126	(2)	-	(21,126)
Fair value of shares under compensation plan	-	-	-	-	437,339	-	-	-	437,339
Shares earned under compensation plans	2,029,513	203	738,032	74	(203)	-	-	-	74
Shares withheld for taxes under compensation plans	(613,969)	(61)	-	-	(908,497)	-	-	-	(908,558)
Shares issue for cashless exercise of options	24,138	2	-	-	(2)	-	-	-	-
Shares sold for cash	2,031,250	203	-	-	3,249,797	-	-	-	3,250,000
Net income for the year ended December 31, 2024	-	-	-	-	-	-	-	2,611,514	2,611,514
Balance - December 31, 2024	56,009,032	$5,598	738,032	$74	$45,520,121	2,644,297	$(1,141,372)	$(36,209,764)	$8,174,657

See notes to consolidated financial statements.

Index

Innovative Food Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Twelve Months	For the Twelve Months
	Ended	Ended
	December 31,	December 31,
	2024	2023

Cash flows used in operating activities:
Net income (loss)	$2,611,514	$(4,355,152)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on disposition of assets	(2,816,616)	(9,360)
(Gain) Loss on sale of subsidiaries	(21,126)	45,022
Impairment of intangible assets (of which $0 and $260,422 is included in discontinued operations)	-	1,315,822
Depreciation and amortization	273,084	557,268
Allowance for slow moving and obsolete inventory	-	189,582
Amortization of right of use asset	54,609	51,756
Amortization of prepaid loan fees	-	3,297
Amortization of discount on notes payable	5,136	-
Stock based compensation	437,339	405,503
Value of stock appreciation rights	1,098,130	255,020
Bad debt	4,599	73,330

Changes in assets and liabilities:
Accounts receivable, net	(3,826,006)	479,247
Inventory and other current assets, net	(1,936,193)	(135,593)
Accounts payable and accrued liabilities	(850,125)	(439,336)
Accrued separation costs - related parties	(462,713)	1,422,937
Deferred revenue	(790,769)	(243,149)
Operating lease liability	(52,856)	(51,756)
Net cash used in operating activities	(6,271,993)	(435,562)

Cash flows from investing activities:
Cash paid for acquisition of Golden Organics	(1,231,379)	-
Cash received in acquisition of LoCo Foods	42,000	-
Acquisition of property and equipment	(316,567)	(122,403)
Cash received from sale of subsidiaries	-	75,000
Cash received from disposition of asset, net of loan payoff	2,101,185	11,071
Cash received from disposition of intangible assets, net of costs	617,000	-
Net cash provided by (used in) investing activities	1,212,239	(36,332)

Cash flows from financing activities:
Cash received from sale of common stock, net of costs	3,250,000	-
Cash received from notes payable, net of costs	-	3,285,588
Payment for taxes related to net share settlement of equity awards, net	(908,484)	-
Principal payments on debt	(95,546)	(187,611)
Principal payments financing leases	(228,356)	(88,813)
Principal payments on line of credit	-	(2,014,333)
Net cash provided by financing activities	2,017,614	994,831

(Decrease) increase in cash and cash equivalents	(3,042,140)	522,937

Cash and cash equivalents at beginning of period	5,422,335	4,899,398

Cash and cash equivalents at end of period - continuing operations	$2,330,880	$5,235,102
Cash and cash equivalents at end of period - discontinued operations	$49,315	$187,233
Cash and cash equivalents at end of period	$2,380,195	$5,422,335

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$896,709	$802,076

Taxes	$-	$15,834

Non-cash investing and financing activities:
Financing lease – warehouse equipment	$353,815	$-
Issuance of common stock for severance agreement previously accrued	$-	$168,000
Par value of shares issued, previously accrued	$-	$87
Reclassify fixed assets as held for sale	$5,941,933	$649,984
Issuance of stock for cashless exercise of options	$2	$-
Summary of assets and liabilities acquired in asset purchase agreements:
Assets acquired – Golden Organic	$2,127,511	$-
Liabilities acquired – Golden Organic	$1,627,698	$-
ROU assets and liabilities – Golden Organics	$731,567	$-
Assets acquired – LOCO Foods	$484,972	$-
Liabilities acquired – LOCO Foods	$1,063,020	$-
Summary of assets and liabilities disposed:
Assets disposed – sale of building	$649,884	$-
Liabilities settled – sale of building	$356,215	$-

See notes to consolidated financial statements.

Index

INNOVATIVE FOOD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

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

Restructuring

During the fourth quarter of 2023 we made the decision to focus more on our Business to Business (B2B) activities and less on our Direct to Consumer (D2C) products. Our subsidiaries GROW and Oasis were sold effective December 29, 2023; Haley Food Group, Inc. (“Haley”) was sold effective February 26, 2024; the igourmet platform and its D2C components were sold effective August 6, 2024; we continue to operate the B2B component, which remains part of our continuing operations. On October 8, 2024, we sold substantially all of the assets of Mouth. The activities of P Innovations will be abandoned. See Note 2.

Discontinued Operations

Pursuant to the guidance of Accounts Standards Codification (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations, the accounts of our discontinued entities GROW, Oasis, Haley, P Innovations, and Mouth are included in “Net loss from discontinued operations” in our consolidated statements of operations. Additionally, the assets and liabilities of these entities have been presented as discontinued operations in our consolidated balance sheets. On December 29, 2023, the Company completed the sales of its Grow and Oasis subsidiaries, on February 26, 2024, the Company completed the sale of its Haley subsidiary (see Note 4), and on October 8, 2024, the Company completed the sale of substantially all of the assets of Mouth. In addition, the operations of P Innovations have been abandoned. The only remaining discontinued operations on the Company’s balance sheet at December 31, 2024 is cash in the amount of $49,315 held by Mouth. See Note 2.

Use of Estimates

The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounts subject to estimate and judgements are allowance for credit losses, allowance for slow moving and obsolete inventory, income taxes, intangible assets, contingent liabilities, operating and finance right of use assets and liabilities, and equity-based instruments. Actual results may differ from these estimates under different assumptions or conditions. We believe our estimates have not been materially inaccurate in past years, and our assumptions are not likely to change in the foreseeable future.

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

Disaggregation of Revenue

The following table represents a disaggregation of revenue by from sales for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023
Digital Channels	$37,861,972	$39,403,270
National Distribution	17,984,274	10,742,556
Local Distribution	12,089,900	9,929,068
Direct-to-Consumer	3,097,994	9,160,288
Other Services	1,100,236	1,153,780
Total	$72,134,376	$70,388,962

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At December 31, 2024 and 2023, trade receivables from the Company’s largest customer amounted to 10% and 26%, respectively, of total trade receivables. During the year ended December 31, 2024 and 2023, sales from the Company’s largest customer amounted to 43% and 48% of total sales, respectively.

The Company maintains cash balances in excess of Federal Deposit Insurance Corporation limits. At December 31, 2024 and 2023, the total cash in excess of these limits was $1,016,918 and $988,825, respectively.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts pursuant to the guidance of Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326) as codified in Accounts Standards Codification (ASC) 326, Financial Instruments – Credit Losses. Under ASC 326, the Company utilizes a current and expected credit loss (CECL) impairment model. ASU 2016-13 became effective for us on January 1, 2023. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for credit losses of $40,002 and $46,477 at December 31, 2024, and 2023, respectively.

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

On October 8, 2024, the Company sold substantially all of the assets of Mouth, and the buyer assumed the liability for deferred revenue in the amount of $174,637.

The following table represents the changes in deferred revenue as reported on the Company’s consolidated balance sheets:

Balance as of December 31, 2022	$1,146,167
Cash payments received	3,162,005
Net sales recognized	(3,293,325)
Balance as of December 31, 2023	$1,014,847

Deferred revenue assumed by buyer	$(174,637)
Cash payments received	8,987,984
Net sales recognized	(9,478,594)
Balance as of December 31, 2024	$349,600

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

Index

Dilutive shares at December 31, 2024:

Stock Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company at December 31, 2024:

		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Price	of Options	Life (years)
$1.00	50,000	1.50
$1.25	130,000	1.50
$1.75	130,000	0.99
$1.42	310,000	1.41

Restricted Stock Awards

At December 31, 2024, there are 300,000 unvested restricted stock awards remaining from grants in a prior year. Those 300,000 restricted stock awards will vest as follows: 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days.

The Company also has in place a share-based incentive plan for its executive team. See note 17.

When shares are granted under the Company’s incentive stock plans, the Company withholds the number of shares required to satisfy income tax withholding requirements on the award, calculated at the market value of the Company’s stock on the date the award is granted.

Stock-based Compensation

During the year ended December 31, 2024, the Company charged the amount of $404,804 to operations in connection with management stock-based compensation plans. See Note 17.

At December 31, 2024, there were a total of 1,450,314 shares of common stock which have vested and are issuable pursuant to Executive Stock Compensation Plans.

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

When shares are granted under the Company’s stock option, the Company withholds the number of shares required to satisfy income tax withholding requirements on the award, calculated at the market value of the Company’s stock on the date the options is exercised.

Index

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

Stock-based compensation

During the year ended December 31, 2023, the Company charged the amount of $293,334 to operations in connection with management stock-based compensation plans. The Company also charged the amount of $112,169 to operations in connection with 267,030 shares of common stock granted to three employees as compensation. See Note 17.

Leases

The Company accounts for leases in accordance with Financial Accounting Standards Board (“FASB”) ASC 842, “Leases”. The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets and short-term and long-term lease liabilities are included on the face of the consolidated balance sheet. Finance lease ROU assets are presented within other assets, and finance lease liabilities are presented within current and long-term liabilities.

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

New Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for annual reporting periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company does not believe the adoption of this guidance will have a material effect on its Consolidated Financial Statements and segment disclosures.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses (DISE)” which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company does not believe the adoption of this guidance will have a material effect on its Consolidated Financial Statements and segment disclosures.

2. DISCONTINUED OPERATIONS

During the fourth quarter of fiscal 2023, in connection with an analysis of the Company’s sales mix and profitability by service offering, management made the strategic decision to focus on the Company’s B2B service offering and to allocate fewer resources to and in some cases to sell certain of the Company’s subsidiaries involved in its D2C service offerings. Pursuant to this strategy, on December 29, 2023, the Company completed the sales of its Grow and Oasis subsidiaries; on February 26, 2024, the Company completed the sale of its Haley subsidiary; and on October 8, 2024, the Company sold substantially all of the assets of Mouth (see Note 3). In addition, the operations of P Innovations have been abandoned.

Index

The following information presents the major classes of line item of assets and liabilities included as part of discontinued operations in the consolidated balance sheets:

	December 31,	December 31,
	2024	2023
Current assets - discontinued operations:
Cash	$49,315	$187,233
Accounts receivable	-	9,792
Inventory	-	10,984
Total current assets - discontinued operations	$49,315	$208,009

Current liabilities - discontinued operations:
Accounts payable and accrued liabilities	$-	$243,353
Accrued payroll and related liabilities	-	8,339
Deferred revenue	-	300,159
Total current liabilities - discontinued operations	$-	$551,851

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations:

	Year Ended
	December 31,	December 31,
	2024	2023
Revenue	$292,625	$3,072,707
Cost of goods sold	240,169	1,403,094
Gross margin	52,456	1,669,613

Selling, general, and administrative expenses	128,900	2,051,811
Other (income) expense	(155,375)	259,287
Loss from discontinued operations, net of tax	$78,931	$(641,485)

The following information presents the major classes of line items constituting significant operating and investing cash flow activities in the consolidated statements of cash flows relating to discontinued operations:

	Year Ended
	December 31,	December 31,
	2024	2023

Accounts receivable	$21,292	$-
Other assets	$9,291	$(54,459)
Inventory	$10,984	$-
Accounts payable and accrued liabilities	$(259,345)	$(17,285)
Deferred revenue	$(300,159)	$245

3. SALE OF ASSETS

On February 14, 2024, the Company sold its property located at 28411 Race Track Road, Bonita Springs, Florida, for net cash proceeds of $2,101,185, net of the payoff of principal and interest in the amount of $356,215 on Maple Mark Term Loan 2. A gain in the amount of $1,807,516 was recorded on this transaction.

On August 30,2024, the Company sold certain intangible assets of igourmet including but not limited to copyrights, trademarks, tradenames, and customer lists for net cash proceeds of $617,000. The buyer also assumed certain liabilities in the net amount of $309,463. A gain in the amount of $834,463 was recorded on this transaction.

On October 8, 2024, we sold substantially all of the assets of Mouth including copyrights, trademarks, tradenames, and customer lists; these assets were fully amortized at the time of the sale. In addition, the buyer assumed the liability for deferred revenue in the amount of $174,637. A gain in the amount of $174,637 was recorded on this transaction.

Index

4. SALE OF SUBSIDIARIES

On December 29, 2023, the Company sold 100% of the equity interests in Organic Food Brokers, LLC (“OFB” or “GROW”) and Oasis Sales Corp. (“Oasis”) to a single buyer for a purchase price of $75,000. The Company recorded a loss in the amount of $45,022 on this transaction.

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

5. ACQUISITIONS

Golden Organics, Inc.

On October 14, 2024, the Company entered into an asset purchase agreement (the “GO APA”) with Golden Organics, Inc., a wholesaler of bulk organic and other related food products. Pursuant to the GO APA, the Company acquired substantially all the properties, business, and assets of Golden Organics, Inc. for an aggregate purchase price of $1,580,000, subject to net accounts receivable and accounts payable adjustments. The Company accounted for the GO APA pursuant to the guidance of ASC 805 – Accounting for Business Combinations (“ASC 805”). The $1,580,000 purchase price consisted of a cash payment of $1,230,000 at closing and a promissory note in the amount of $350,000 bearing interest at the rate of 6% per annum and payable in 60 equal monthly installments. At December 31, 2024, the Company had made cash payments in the aggregate amount of $1,231,379 on the GO APA and recorded ROU operating assets and liabilities of $731,566; intangible assets of $198,593; property and equipment of $131,250; accounts receivable of $611,132; inventory of $1,102,536, and other current assets of $84,000; accounts payable of $546,132; and note payable of $350,000.

LoCo Foods

On December 20, 2024, the Company through its subsidiary, Golden Organics, Inc., entered into an asset purchase agreement (the “LoCo APA”) with LoCo Food Distribution LLC, a Colorado limited liability company (“LoCo”), a wholesaler of food related products, and Elizabeth G. Mozer and Benjamin Mozer (each an “Owner,” collectively, the “Owners” and together with LoCo, collectively, the “Seller Parties”). The Company accounted for the LoCo APA pursuant to the guidance of ASC 805. Pursuant to the LoCo APA, the Company acquired substantially all of LoCo’s properties, business, and assets used and/or useful in the operation of LoCo’s business of sourcing and wholesaling food products, and agreed to assume certain liabilities of LoCo for an aggregate purchase price of $304,269, which is payable to LoCo’s lenders for all outstanding and unpaid indebtedness of LoCo. The Company also entered into an earnout agreement with LoCo in the amount of $53,430, payable by Golden Organics to the Owners based upon twelve month revenue and earnings targets. The Company expects these targets to be met. At December 31, 2024, the Company had recorded the following assets and liabilities pursuant to the LoCo APA: Cash received of $42,000; intangible assets of $232,972; property and equipment of $252,000; accounts payable and accrued liabilities of $1,008,590; and contingent liability payable of $54,430.

6. ACCOUNTS RECEIVABLE

At December 31, 2024 and 2023, accounts receivable consisted of:

	2024	2023
Accounts receivable from customers	$9,079,234	$4,344,912
Allowance for credit losses	(40,002)	(46,477)
Accounts receivable, net	$9,039,232	$4,298,435

During the years ended December 31, 2024 and 2023, the Company charged the amount of $4,599 and $73,330, respectively, to bad debt expense.

Index

7. INVENTORY

Inventory consists of specialty food products. At December 31, 2024 and 2023, inventory consisted of the following:

	2024	2023
Finished goods inventory	$6,290,488	$3,151,773
Allowance for slow moving & obsolete inventory	-	(189,582)
Finished goods inventory, net	$6,290,488	$2,962,191

8. PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, 2024 and 2023 is as follows:

	December 31, 2024	December 31, 2023
Land	$208,140	$1,079,512
Building	904,593	6,571,496
Computer and Office Equipment	260,702	597,834
Warehouse Equipment	617,587	477,090
Furniture and Fixtures	952,870	940,960
Vehicles	277,353	58,353
Total before accumulated depreciation	3,221,245	9,725,245
Less: accumulated depreciation	(1,636,367)	(2,725,230)
Total	$1,584,878	$7,000,015

Depreciation expense for property and equipment amounted to $173,021 and $392,354 for the years ended December 31, 2024 and 2023, respectively, which is recorded in selling, general & administrating expenses on the Company’s statement of operations. During the year ended December 31, 2024, the Company disposed of a vehicle with a cost of $51,091 and accumulated depreciation of $49,380.

9. PROPERTY AND EQUIPMENT CLASSIFIED AS HELD FOR SALE

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

As of December 31, 2024, the Company classified the land and building located at 220 Oak Hill Road, Mountain Top, Pennsylvania, as held for sale. The net book value of these assets consisted of the following at December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Land	$871,372	$177,383
Building	5,070,561	431,147
Furniture, fixtures, and equipment	-	41,314
Total	$5,941,933	$649,844

Index

10. RIGHT OF USE ASSETS AND LEASE LIABILITIES – OPERATING LEASES

The Company has operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 3 years, some of which include options to extend.

The Company’s lease expense for the years ended December 31, 2024 and December 31, 2023 was entirely comprised of operating leases and amounted to $62,686 and $58,915, respectively. The Company’s ROU asset amortization for the years ended December 31, 2024 and 2023 was $54,609 and $51,756, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

Right of use assets – operating leases are summarized below:

	December 31, 2024	December 31, 2023
Building	565,931	-
Vehicles	128,158	-
Warehouse equipment	$7,950	$21,869
Office equipment	3,437	6,650
Right of use assets, net	$705,476	$28,519

Operating lease liabilities are summarized below:

	December 31, 2024	December 31, 2023
Building	567,684	-
Vehicles	128,158	-
Warehouse equipment	$7,950	$21,869
Office equipment	3,437	6,650
Lease liability	$707,229	$28,519
Less: current portion	(239,660)	(17,131)
Lease liability, non-current	$467,569	$11,388

Maturity analysis under these lease agreements are as follows:

Year ended December 31, 2025	$281,503
Year ended December 31, 2026	277,981
Year ended December 31, 2027	180,101
Year ended December 31, 2028	34,950
Year ended December 31, 2029	8,737
Total	$783,272
Less: Present value discount	(76,043)
Lease liability	$707,229

During the year ended December 31, 2024, the Company recorded an operating lease of a building in the amount of $599,116 and an operating lease of vehicles in the amount of $132,451 in connection with the acquisition of Golden Organics. During the year ended December 31, 2023, the Company recorded the removal of a right to use asset and lease liability in the amount of $72,150 due to the termination of an office lease.

11. RIGHT OF USE ASSETS – FINANCING LEASES

The Company has financing leases for vehicles and warehouse equipment. See Note 16. Right of use asset – financing leases are summarized below:

	December 31, 2024	December 31, 2023
Vehicles	404,858	404,858
Warehouse Equipment	736,156	555,416
Total before accumulated depreciation	1,141,014	960,274
Less: accumulated depreciation	(616,741)	(523,871)
Total	$524,273	$436,403

Index

Depreciation expense on right of use assets for the years ended December 31, 2024 and 2023 was $92,870 and $133,920, respectively. During the year ended December 31, 2024, the Company recorded right of use assets and lease liabilities in the amount of $180,740 related to warehouse equipment.

Financing lease liabilities are summarized below:

	December 31, 2024	December 31, 2023

Financing lease obligation under a lease agreement for a forklift dated July 12, 2021 in the original amount of $16,070 payable in thirty-six monthly installments of $489 including interest at the rate of 6.01%. During the year ended December 31, 2024, the Company made principal and interest payments on this lease obligation in the amounts of $2,884 and $65, respectively. During the year ended December 31, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $5,512 and $354, respectively.	$-	$2,884

Financing lease obligation under a lease agreement for a pallet truck dated July 15, 2021 in the original amount of $5,816 payable in thirty-six monthly installments of $177 including interest at the rate of 6.01%. During the year ended December 31, 2024, the Company made principal and interest payments on this lease obligation in the amounts of $1,044 and $24, respectively. During the year ended December 31, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $1,996 and $128, respectively.	$-	$1,044

Financing lease obligation under a lease agreement for warehouse furniture and equipment truck dated October 14, 2020 in the original amount of $514,173 payable in sixty monthly installments of $9,942 including interest at the rate of 6.01%. During the year ended December 31, 2024, the Company made principal and interest payments on this lease obligation in the amount of $110,429 and $8,868, respectively. During the year ended December 31, 2023, the Company made principal and interest payments on this lease obligation in the amount of $104,019 and $15,289, respectively.	$87,278	$197,707

Financing lease obligation under a lease agreement for a truck dated March 31, 2020 in the original amount of $152,548 payable in eighty-four monthly installments of $2,188 including interest at the rate of 5.44%. During the year ended December 31, 2024, the Company made principal and interest payments on this lease obligation in the amounts of $22,669 and $3,588, respectively. During the year ended December 31, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $21,467 and $4,788, respectively.	$53,549	$76,218

Financing lease obligation under a lease agreement for a truck dated November 5, 2018 in the original amount of $128,587 payable in seventy monthly installments of $2,326 including interest at the rate of 8.33%. During the year ended December 31, 2024, the Company made principal and interest payments on this lease obligation in the amounts of $18,035 and $568, respectively. During the year ended December 31, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $25,252 and $2,657, respectively.	$-	$18,035

Financing lease obligation under a lease agreement for a truck dated August 23, 2019 in the original amount of $80,413 payable in eighty-four monthly installments of $1,148 including interest at the rate of 5.0%. During the year ended December 31, 2024, the Company made principal and interest payments on this lease obligation in the amounts of $12,293 and $1,385, respectively. During the year ended December 31, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $11,787 and $1,988, respectively.	$20,929	$33,322

Financing lease obligation under a lease agreement for a truck dated February 4, 2022 in the original amount of $42,500 payable in twenty-four monthly installments of $1,963 including interest at the rate of 10.1%. During the year ended December 31, 2024, the Company made principal and interest payments on this lease obligation in the amounts of $5,794 and $1,564, respectively. During the year ended December 31, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $20,032 and $1,564, respectively.	$-	$5,794

Financing lease obligation under a lease agreement for warehouse equipment dated September 12, 2024 in the original amount of $180,740 payable in sixty monthly payments in the minimum amount of $2,846 including interest at the rate of 6.01%. The amount of the monthly payments is based upon the amount of supplies and materials the Company purchases from the lessor each month. During the year ended December 31, 2024, the Company made principal and interest payments on this lease obligation in the amounts of $55,108 and $2,154, respectively.	$125,632	-

Total	$287,388	$335,004

Current portion	$147,797	$115,738
Long-term maturities	139,591	219,266
Total	$287,388	$335,004

Index

Aggregate maturities of lease liabilities – financing leases as of December 31, 2024 are as follows:

For the year ended December 31,

2025	$147,797
2026	58,189
2027	30,909
2028	28,203
2029	22,290
Total	$287,388

12. INTANGIBLE ASSETS

The Company acquired certain intangible assets pursuant to the acquisitions through Artisan, Oasis, igourmet, OFB, Haley, and M Innovations. These assets include non-compete agreements, customer relationships, trade names, internally developed technology, and goodwill. The Company has also capitalized the development of its website.

Other Amortizable Intangible Assets

On August 6, 2024, the Company signed an agreement to sell intangible assets of its consumer e-commerce business igourmet, generally consisting of customer lists, domains, and trademarks for cash of $700,000. The purchase price was $947,650, consisting of the following: The Company received cash of $617,000. The buyer also assumed liabilities of  $330,650. The intangible assets sold were fully amortized on the Company’s balance sheet, and the Company recognized a gain on the sale of  $834,463, net of acquisition costs in the amount of $113,187.

On October 14, 2024, the Company acquired certain assets of Goldan Organics, Inc. (the “GO Transaction”). See note 5. Pursuant to the GO Transaction, the Company recorded an intangible asset in the amount of $198,593 representing the client base of Golden Organics. On December 19, 2024, the Company acquired, through its subsidiary Golden Organics, Inc., certain assets of LoCo Food Distribution, LLC , Inc. (the “LoCo Transaction”). See Note 5. Pursuant to the LoCo Transaction, the Company recorded an intangible asset in the amount of $232,972 representing a customer list. The total amount of intangible assets obtained in the GO and LOCO transactions was $431,565. This amount if being amortized over a period of 60 months.

	December 31, 2024
		Accumulated
	Gross	Amortization	Net
Trade Names	$431,565	$7,193	$424,372

December 31, 2023
Accumulated
	Cost	Amortization	Net
Total Trade Names	$-	$-	$-

Total amortization expense for the years ended December 31, 2024 and 2023 was $7,193 and $0, respectively.

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

Index

The Company acquired certain intangible assets pursuant to the acquisitions through Artisan. The following is the net book value of these assets:

	December 31, 2024
		Accumulated
	Gross	Amortization	Net
Trade Names	$217,000	$-	$217,000

	December 31, 2023
		Accumulated
	Cost	Amortization	Net
Total Trade Names	$217,000	$-	$217,000

13. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2024 and December 31, 2023 are as follows:

	December 31, 2024	December 31, 2023
Trade payables and accrued liabilities	$5,829,506	$5,772,986
Accrued payroll and commissions	824,116	232,526
Total	$6,653,622	$6,005,512

14. ACCRUED SEPARATION COSTS – RELATED PARTIES

On February 3, 2023, the Company entered into a Severance Note, an Agreement and General Release, and a Side Letter thereto with Sam Klepfish (the “SK Agreements”), its prior CEO and a current board member. The SK Agreements provide, among other things, for Mr. Kelpfish’s resignation from all positions with the Company and its subsidiaries on February 28, 2023, except that Mr. Klepfish will remain a director and member of the board of the Company, confidentiality and non-disparagement conditions, nomination of Mr. Klepfish for future election to the board of directors at least through the 2024 general meeting of shareholders based on certain minimum stock ownership and Board Observer rights when Mr. Klepfish is no longer a director but maintains certain minimum agreed upon stock ownership. The payment terms are $250,000 upon effectiveness and an additional $1,000,000 payable in weekly payments of $6,410.26 from March 8, 2023 through March 6, 2026. The $250,000 was paid into an escrow account with the requirement that they are released to Mr. Klepfish on his separation date. The $1,000,000 portion is in the form of an unsecured, non interest-bearing note payable to Mr. Klepfish. The SK Agreements also call for the delivery of 400,000 shares of the Company’s common stock valued at $168,000 based upon the closing price of the Company’s common stock on Mr. Klepfish’s separation date of February 28, 2023; in addition, for delivery on June 1, 2027 of additional shares of the Company’s common stock equal to the greater of (i) the number of shares with an aggregate fair market value of $400,000 on such date, or (ii) 266,666 shares. The Company also agreed to pay a total of $1,199 of Cobra insurance costs on behalf of Mr. Klepfish over eighteen months. The total amount accrued in connection with the SK Agreements was $1,819,199.

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

Index

On February 6, 2024, the Company entered into a separation agreement with Richard Tang, its Chief Financial Officer (the “Tang Separation Agreement”) effective as of December 31, 2023. Pursuant to the Tang Separation Agreement, the Company will pay to Mr. Tang, in equal installments over a five month period, the gross sum of $113,918. In addition, Mr. Tang may submit for reimbursement up to $4,000 of legal expenses connected with the review of this separation agreement. The severance payment will be made in the following installments: (i) $25,890 to be paid the week of March 4, 2024; (ii) $5,178 to be paid each successive week for seventeen weeks beginning the week of March 11, 2024, until the Severance Payment is completed. In addition, if Mr. Tang timely elects to continue his group health insurance benefits under the Consolidated Omnibus Reconciliation Act (“COBRA”), the Company will reimburse Mr. Tang’s group health insurance premiums (“COBRA Premiums”) for the lesser of: (a) the period of time Employee is eligible to continue his group health insurance benefits under COBRA and (b) the five-month period immediately following the Separation Date. Reimbursements will be paid within thirty days of when Mr. Tang submits a request for reimbursement and supporting documentation.

During the year ended December 31, 2024, the Company made the following payments in connection with the SK Agreements: The Company paid cash in the amount of $333,333 to Mr. Klepfish.

During the year ended December 31, 2024, the Company made the following payments in connection with the Wiernasz Separation Agreement: The Company made Cobra payments on behalf of Mr. Weirnasz in the amount of $967.

During the year ended December 31, 2024, the Company made the following payments in connection with the Tang Separation Agreement: The Company made cash payments to Mr. Tang in the amount of $113,918, and Cobra payments on behalf of Mr. Tang in the amount of $14,495.

The following table represents the amounts accrued, paid, and outstanding on these agreements as of December 31, 2024:

	Total	Paid / Issued	Balance	Current	Non-current
Mr. Klepfish:
Cash – through March 6, 2026	$1,000,000	$(608,975)	$391,025	$333,333	$57,692
Cash - upon agreement execution	250,000	(250,000)	-	-	-
Stock - June 1, 2027	400,000	-	400,000	-	400,000
Stock - Issued in April 2023	168,000	(168,000)	-	-	-
Cobra - over eighteen months	1,199	-	1,199	1,199	-
Total – Mr. Klepfish	$1,819,199	$(1,026,975)	$792,224	$334,532	$457,692

Mr. Wiernasz:
Cash - three equal payments	$100,000	$(100,000)	$-	$-	$-
Cobra - over eighteen months	26,451	(26,451)	-	-	-
Total - Mr. Wiernasz	$126,451	$(126,451)	$-	$-	$-

Mr. Tang:
Cash – over seventeen weeks	$113,918	$(113,918)	$-	$-	$-
Cobra - over five months	14,495	(14,495)	-	-	-
Total - Mr. Tang	$128,413	$(128,413)	$-	$-	$-

Total Company	$2,074,063	$(1,281,839)	$792,224	$334,532	$457,692

15. STOCK APPRECIATION RIGHTS LIABILITY

Effective May 15, 2023, the Company issued 1,500,000 stock appreciation rights (the “Smallwood SARs”) to Brady Smallwood, its Chief Operating Officer. The Smallwood SARs were valued utilizing the Black-Scholes valuation model, and had an aggregate fair value of $9,794 upon issuance; this amount was charged to operations and credited to stock appreciation rights liability. The Smallwood SARs are revalued each quarter, and any gain or loss in the fair value is charged to non-cash compensation expense. At December 31, 2024, the Smallwood SARs had a fair value of $1,353,150; the increase in fair value in the amount $1,098,130 was charged to non-cash compensation during the year ended December 31, 2024.

Index

The following assumption were utilized in the valuation of the Smallwood SARs:

December 31,
	2024	2023
Black-Scholes model variables:
Volatility	86.58-131.55%	53.3-95.5%
Dividends	-	-
Risk-free interest rates	3.66-4.71%	3.67-5.03%
Term (years)	1.00-1.38	3.00-3.63

16. NOTES PAYABLE

	December 31, 2024	December 31, 2023

On June 13, 2023, the Company entered into a term loan with MapleMark Bank (the “MapleMark Term Loan 3”) in the amount of $9,057,840. Principal and interest due on the MapleMark Term Loan 1 in the amounts of $5,324,733 and $61,715, respectively, were paid with proceeds of the MapleMark Term Loan 3. The MapleMark Term Loan 3 is payable in monthly installments of $80,025 commencing July 1, 2023 and continuing through June 13, 2048. Amounts outstanding under the Maple Mark Term Loan 3 will bear interest at the rate equal to the lesser of (a) the Maximum Lawful Rate, or (b) the greater of (i) WSJP (the “Prime Rate” as published by The Wall Street Journal) plus 1.25% per annum or (ii) 4.50% per annum. At December 31, 2024, the interest rate was 9.50%. The MapleMark Term Loan 3 matures on June 13, 2048. The MapleMark Term Loan 3 contains negative covenants that, subject to certain exceptions, limits the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The Term Loan Agreements also provides that the Company and its subsidiaries on a consolidated basis, meet a Fixed Charge Coverage Ratio as described in detail in the Loan Agreements. The Term Loan Agreements contain events of default that are customary for a facility of this nature, including (subject in certain cases to grace periods and thresholds) nonpayment of principal, nonpayment of interest, fees or other amounts, material inaccuracy of representations and warranties, violation of covenants, cross-default to certain other existing indebtedness, bankruptcy or insolvency events, and certain judgment defaults as specified in the Term Loan Agreements. If an event of default occurs, the maturity of the amounts owed under the Term Loan Agreements may be accelerated. The obligations under the Term Loan Agreements are guaranteed by the Company and IFP and are secured by mortgages on their real estate located in Florida, Illinois, and Pennsylvania and substantially all of their assets, in each case, subject to certain exceptions and permitted liens. The Company created a discount on the MapleMark Term Loan 3 for costs in the amount of $385,803 which will be amortized over the life of the loan. During the year ended December 31, 2024, the Company amortized $5,136 of these costs to interest expense. During the year ended December 31, 2024, the Company made principal payments in the amount of $90,530 on this loan. During the year ended December 31, 2024, the Company accrued interest in the amount of $876,018 on the MapleMark term Loan 3. At December 31, 2024, accrued interest on this note was $72,273.	$8,895,112	$8,985,642

Index

	December 31, 2024	December 31, 2023

On June 6, 2022, the Company entered into a term loan agreement with MapleMark (the “MapleMark Term Loan 2”) for the original amount of $356,800. This amount was paid by MapleMark directly to Fifth Third Bank in satisfaction of the outstanding principal and interest due under existing loans with Fifth Third Bank. The MapleMark Term Loan 2 originally matured on May 27, 2023. On June 9, 2023, the USDA approved the Guarantee of MapleMark Term Loan 1 which allowed the Company to extend the term of the MapleMark Term Loan 2 from May 27, 2023 to May 27, 2033 with monthly payments in the amount of approximately $2,311 commencing July 1, 2023 and continuing through June 1, 2033. On July 1, 2033, a final payment in the amount of approximately $303,536 will be due on the MapleMark Term Loan 2. The MapleMark Term Loan 2 contains negative covenants that, subject to certain exceptions, limits the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The Term Loan Agreements also provides that the Company and its subsidiaries on a consolidated basis, meet a Fixed Charge Coverage Ratio as described in detail in the Loan Agreements. The Term Loan Agreements contain events of default that are customary for a facility of this nature, including (subject in certain cases to grace periods and thresholds) nonpayment of principal, nonpayment of interest, fees or other amounts, material inaccuracy of representations and warranties, violation of covenants, cross-default to certain other existing indebtedness, bankruptcy or insolvency events, and certain judgment defaults as specified in the Term Loan Agreements. If an event of default occurs, the maturity of the amounts owed under the Term Loan Agreements may be accelerated. The obligations under the Term Loan Agreements are guaranteed by the Company and IFP and are secured by mortgages on their real estate located in Florida, Illinois, and Pennsylvania and substantially all of their assets, in each case, subject to certain exceptions and permitted liens. The Company recorded a discount to this loan in the amount of $23,367 in connection with financing costs which was amortized to interest expense during the year ended December 31, 2023. On February 14, 2024, The Company sold its Race Track Road Facility in Bonita Springs, Florida, which had been pledged as security for the MapleMark Term Loan 2. Proceeds from the sale in the amount of $352,905 and $910 were used to pay the remaining principal and interest, respectively, on the MapleMark Term Loan 2. At December 31, 2024, there were no amounts due under the MapleMark Term Loan 2.	$-	$352,905

A note payable in the amount of $20,000. The Note was due in January 2006 and the Company is currently accruing interest on this note at 1.9%. During the year ended December 31, 2024, the Company accrued interest in the amount of $378 on this note. At December 31, 2024, accrued interest on this note was $18,860.	$20,000	$20,000

A note payable in the amount of $350,000 issued in connection with the GO Acquisition ( the GO Note”). See Note 5. The GO Note is payable in 60 equal monthly instalments of $6,766 and bears interest at the rate of 6.0%. During the year ended December 31, 2024, the Company made principal and interest payments on the GO note in the amount of $5,016 and $1,750, respectively.	$344,984	$-
Total	$9,260,096	$9,358,547
Discount	(377,370)	(382,506)
Net of discount	$8,882,726	$8,976,041

Current portion	$190,052	$121,041
Long-term maturities	8,692,674	8,855,000
Total	$8,882,726	$8,976,041

There was a total of $91,347 and $95,942 accrued interest on notes payable at December 31, 2024 and 2023, respectively.

Index

Aggregate maturities of notes payable as of December 31, 2024 are as follows:

For the period ended December 31,

2025	$190,054
2026	184,967
2027	201,256
2028	219,050
2029	231,728
Thereafter	8,233,041
Total	$9,260,096

17. EQUITY

Common Stock

As of December 31, 2024 and 2023 a total of 2,844,297 and 2,823,171 shares, respectively, were issued but deemed not outstanding by the Company.

For the year ended December 31, 2024:

On February 26, 2024, the Company sold 100% of the equity interests in Haley for the return of 21,126 shares of the Company’s common stock held by the buyer (see Note 4). Haley had no assets or liabilities at the time of the sale; the Company valued the 21,126 shares of common stock at the market price on the date of the acquisition of $1.00 per sale and recorded a gain in the amount of $21,126 on this transaction.

On May 30, 2024, the Company issued a net amount of 24,138 shares of common stock pursuant to the cashless exercise of 50,000 options by a previous CFO at an exercise price of $0.60 per shares. There was no gain or loss on this transaction because the shares were issued at the fair value of $1.16 per share.

On July 9, 2024, the Company issued a total of 1,415,544 shares of common stock pursuant to the Company’s executive stock plans. These shares were recorded at the aggregate par value of $142; there was no gain or loss recorded on these transactions as the shares were issued pursuant to the terms of the compensation plans.

On November 29, 2024, the Company sold 1,906,250 shares of common stock and on December 4, 2024 the Company sold an additional 125,000 shares of common stock (a total of 2,031,250 shares) at a price of $1.60 per share for total proceeds of $3,250,000.

On December 31, 2024, the Company issued the following shares pursuant to executive stock plans: 517,429 shares of common stock were issued to its CEO, net of 455,991 shares withheld for the payment of taxes in the amount of $664,431; 133,631 shares of common stock were issued to its COO, net of 112,151 shares withheld for the payment of taxes in the amount of $163,763; and 73,735 shares were issued to its CFO, net of 57,350 shares withheld for the payment of taxes in the amount of $80,290.

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

Index

On March 31, 2023, the Company accrued the issuance of 207,274 shares of common stock with a value of $45,680 to its then officers and directors for compensation. These shares were recorded to common stock to be issued.

On April 26, 2023, the Company issued 400,000 shares of common stock to the previous Chief Executive Officer pursuant to the SK Agreements. See Note 14.

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

Stock Appreciation Rights

Effective May 15, 2023, the Company issued 1,500,000 stock appreciation rights (the “Smallwood SARs”) to Brady Smallwood, its Chief Operating Officer. The Smallwood SARs vest upon issuance, and expire on December 31, 2026; 750,000 of the Smallwood SARs are priced at $1.50 per share, and 750,000 are priced at $2.00 per share. It is the Company’s intention to settle the Smallwood SARs in cash. The Smallwood SARs were valued utilizing the Black-Scholes valuation model, and had an aggregate fair value of $9,794 upon issuance. This amount was charged to non-cash compensation and credited to a current liability on the Company’s balance sheet. The Smallwood SARs will be revalued each reporting period and any change in value will be charged to compensation expense. At December 31, 2024, the Smallwood SARs had a fair value of $1,353,150; the increase in value during the year ended December 31, 2024 in the amount of $1,098,130 was charged to compensation expense. See Note 15.

Index

The Smallwood SARs were valued using the Black-Scholes valuation model utilizing the following variables:

	For the Year Ended
	December 31,
	2024	2023
Volatility	86.58-131.55%	45.0-53.3%
Dividends	0	0
risk-free interest rates	3.66-4.71%	3.67-5.03%
Expected term (years)	2.00-2.75	3.00-3.63

Share-based Incentive Plans

CEO Stock Plan

On February 3, 2023, the Company entered into an employment agreement with Bill Bennett to become the Company’s CEO. See Note 17. Pursuant to this agreement, Mr. Bennett was provided with an incentive compensation plan (the “CEO Stock Plan”) whereby Mr. Bennett would be granted shares of the Company’s common stock upon the common stock meeting certain price points at various 60-day volume weighted prices, as described below:

	Number of Shares Granted - Lower of:
Stock	Number of Shares Issued	Maximum
Price	and Outstanding on	Number of
Target	Grant Date Multiplied by:	Shares
$0.60	2.00%	975,133
$0.80	1.50%	731,350
$1.00	1.00%	487,567
$1.20	0.75%	365,675
$1.40	0.75%	365,675
$1.60	0.50%	243,783
$1.80	0.50%	243,783
$2.00	0.50%	243,783

The CEO Stock Plan had a fair value of $660,541 at inception (see “Stock Plan Valuation” section below). This amount is being amortized over the 34 month life of the plan. During the year ended December 31, 2024 and 2023, $233,132 and $195,047 of this amount was charged to operations, respectively.

During the year ended December 31, 2023, the first of the price targets under the CEO Stock Plan was achieved, and Mr. Bennett was eligible to receive 943,531 shares of the Company’s common stock. On November 7, 2023, 678,302 of these shares were issued to Mr. Bennet and of 265,229 shares were withheld for income tax purposes.

During the year ended December 31, 2024, the price targets of $0.80, $1.00, $1.20, $1.40, and $1.60 were achieved, and Mr. Bennett became eligible to receive an additional total of 2,194,050 shares. A total of 1,218,917 shares were issued to Mr. Bennett, and an additional 530,665 shares were recorded as to be issued to Mr. Bennett, net of 444,468 shares withheld for taxes; at December 31, 2024, 487,566 shares were unearned.

Index

COO Stock Plan

On April 14, 2023, the Company entered into an employment agreement with Brady Smallwood to become the Company’s COO effective May 15, 2023. See Note 17. Pursuant to this agreement, Mr. Smallwood was provided with an incentive compensation plan (the “COO Stock Plan”) whereby Mr. Smallwood would be granted shares of the Company’s common stock upon the common stock meeting certain price points at various 60-day volume weighted prices, as described below:

	Number of Shares Granted - Lower of:
Stock	Number of Shares Issued	Maximum
Price	and Outstanding on	Number of
Target	Grant Date Multiplied by:	Shares
$0.87	0.40%	196,627
$1.16	0.30%	147,470
$1.45	0.20%	98,313
$1.74	0.15%	73,735
$2.03	0.15%	73,735
$2.32	0.10%	49,157
$2.61	0.10%	49,157
$2.90	0.10%	49,157

The COO Stock Plan had a fair value of $199,951 at inception (see “Stock Plan Valuation” section below). This amount is being amortized over the 31.5-month life of the plan. During the year ended December 31, 2024 and 2023, $76,172 and $47,607 of this amount was charged to operations, respectively.

During the year ended December 31, 2024, the price targets of $0.87, $1.16, and $1.45 were achieved, and Mr. Smallwood became eligible to receive a total of 442,410 shares. A total of 196,627 shares were issued to Mr. Smallwood, and an additional 133,632 shares were recorded as to be issued, net of 112,151 shares withheld for taxes; at December 31, 2024, 294,941 shares were unearned.

CFO Stock Plan

On December 29, 2023, the Company entered into an employment agreement with Gary Schubert to become the Company’s CFO effective January 1, 2024. See Note 17. Pursuant to this agreement, Mr. Schubert was provided with an incentive compensation plan (the “CFO Stock Plan”) whereby Mr. Schubert would be granted shares of the Company’s common stock upon the common stock meeting certain price points at various 60-day volume weighted prices, as described below:

	Number of Shares Granted - Lower of:
Stock	Number of Shares Issued	Maximum
Price	and Outstanding on	Number of
Target	Grant Date Multiplied by:	Shares
$1.23	0.40%	131,085
$1.63	0.30%	98,313
$2.04	0.20%	65,542
$2.45	0.15%	49,157
$2.86	0.15%	49,157
$3.27	0.10%	32,771
$3.68	0.10%	32,771
$4.08	0.10%	32,771

The CFO Stock Plan had a fair value of $238,747 at inception (see “Stock Plan Valuation” section below). This amount will be amortized over the 30-month life of the plan beginning January 1, 2024. During the year ended December 31, 2024 and 2023, $95,500 and $0 of this amount was charged to operations, respectively.

Index

During the year ended December 31, 2024, the price targets of $1.23 and $1.63 were achieved, and Mr. Schubert became eligible to receive a total of 229,398 shares, of which 131,085 were approved for issuance by the Company’s board of directors. A total of 73,735 shares were issued to Mr. Schubert, net of 57,350 shares withheld for taxes; at December 31, 2024, 98,313 shares were earned and issuable pending approval of the Company’s board of directors, and 262,169 shares were unearned.

Valuation of Stock Plans

The Company relied upon the guidance of Statement of Financial Account Standards No. 718 Compensation – Stock Compensation (“ASC 718”) in accounting for the CEO Stock Plan, the COO Stock Plan, and the CFO Stock Plan (collectively, the “Officer Stock Plans”). A Monte Carlo market-based performance stock awards model was used in valuing the plan, with the following assumptions:

●	The stock price for each trading day would fluctuate with an estimated projected volatility using a normal distribution. The stock price of the underlying instrument is modeled such that it follows a geometric Brownian motion with constant drift and volatility.
●	The Company would award the stock upon triggering the thresholds.
●	Annual attrition or forfeiture rates (i.e., pre–vesting forfeiture assumption) are assumed to be zero given the Holder’s position with the Company.
●	No Projected capital events were included in the adjustments to the shares issued and outstanding in the projected simulations.
●	Awards/Payouts were discounted at the risk–free rate.

The Officer Stock Plans were not valued during the year ended December 31, 2024.

The Officer Stock Plans were valued using the following variables during the year ended December 31, 2023:

Volatility	103.9%-113.7%
Dividends	$0
Risk-free interest rates	4.29%-4.45%
Expected term (years)	2.63-2.91

Options

For the year ended December 31, 2024:

The Company issued 130,000 options with an exercise price of $1.25 per share and a grant date fair value of $20,847 to an employee. These options vested upon issuance and will expire on June 30, 2026.

The Company issued 130,000 options with an exercise price of $1.75 per share and a grant date fair value of $11,688 to an employee. These options vested upon issuance and will expire on June 30, 2026.

For the year ended December 31, 2023:

None.

Index

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company as of December 31, 2024:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$1.00	50,000	0.99	$1.00	50,000	$1.00
$1.25	130,000	1.50	$1.25	130,000	$1.25

$1.75	130,000	1.99	$1.75	130,000	$1.750
	310,000	1.41	$1.42	310,000	$1.42

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2022	2,300,000	$0.93
Granted	-	-
Exercised	(360,000)	0.62
Cancelled / Expired	(1,590,000)	0.83

Options outstanding at December 31, 2023	350,000	$0.93
Granted	260,000	1.50
Exercised	(50,000)	0.60
Cancelled / Expired	(250,000)	0.46

Options outstanding at December 31, 2024	310,000	$1.42

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2024 and 2023 was $111,800 and $77,530, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $1.78 and $0.74 as of December 31, 2024 and 2023, respectively, and the exercise price multiplied by the number of options outstanding.

During the year ended December 31, 2024 and 2023, the Company charged $32,535 and $0, respectively, to operations related to recognized stock-based compensation expense for stock options.

Index

The exercise price at grant dates in relation to the market price during 2024 and 2023 are as follows:

	2024	2023
Exercise price lower than market price	-	-

Exercise price equal to market price	-	-

Exercise price exceeded market price	$1.25-1.75	$-

As of December 31, 2024, and 2023, there were no non-vested options outstanding.

Accounting for stock options

The Company valued stock options using the Black-Scholes valuation model utilizing the following variables:

	December 31,	December 31,
	2024	2023
Volatility	69.96%	-%
Dividends	$-	$-
Risk-free interest rates	4.64%	-%
Term (years)	2.36	-

18. SEGMENTS

The CODM has determined that the Company operates in one reportable segment: the delivery of specialty foods. This determination was made based upon the characteristics of our business and the information used by the CODM in order monitor the business and allocate resources.

The analysis of the Company’s segments is determined by the Chief Operating Decision Maker (“CODM”). The Company’s CODM is a group consisting of our executive management team: Bill Bennett, CEO; Brady Smallwood, COO; and Gary Schubert, CFO.

The CODM uses net income to monitor budget versus actual results. The CODM also uses revenue by category to monitor the growth of the business in each of our target markets.

Index

The following table presents our segment results:

	December 31,		December 31,
	2024		2023
	Amount	%	Amount	%
Revenue:
Digital Channels	37,861,972	52.5%	39,403,270	56.0%
National distribution	$17,984,274	24.9%	$10,742,556	15.3%
Local distribution	12,089,900	16.8%	9,929,068	14.1%
Direct to consumer	3,097,994	4.3%	9,160,288	13.0%
Other services	1,100,236	1.5%	1,153,780	1.6%
Total revenue	$72,134,376	100.0%	$70,388,962	100.0%
Cost of sales	55,280,668	76.6%	53,347,220	75.8%
Gross margin	$16,853,708	23.4%	$17,041,742	24.2%

Cash Opex:
Payroll & related costs	$10,279,315	14.3%	$10,551,437	15.0%
Computer and IT	391,466	0.5%	513,275	0.7%
Office, facility, vehicles	962,917	1.3%	1,190,114	1.7%
Insurance	752,595	1.0%	798,502	1.1%
Travel & entertainment	215,349	0.3%	199,780	0.3%
Advertising & marketing	29,861	0.0%	584,363	0.8%
Banking and credit card processing	12,312	0.0%	19,921	0.0%
Professional fees	1,644,488	2.3%	1,334,988	1.9%
	$14,288,303	19.8%	$15,192,380	21.6%
Non-cash Opex:
Bad debt expense	4,599	0.0%	73,330	0.1%
Impairment of intangible assets	-	0.0%	1,055,400	1.5%
Share based compensation	1,529,413	2.1%	660,509	0.9%
Depreciation & amortization of assets	273,084	0.4%	557,268	0.8%
Amortization of discount on notes payable	5,136	0.0%	-	-
Taxes & fees	214,451	0.3%	237,036	0.3%
	$2,026,683	2.8%	$2,583,543	3.7%
Non-recurring expenses:
Separation costs - executive officers	-	0.0%	2,074,063	2.9%
	$-	0.0%	$2,074,063	2.9%
Non-Operating (Income) expense:
Interest expense	849,581	1.2%	876,452	1.2%
(Gain) loss on sale of subsidiaries	(21,126)	0.0%	45,022	0.1%
(Gain) loss on sale of assets	(2,816,616)	-3.9%	-	0.0%
Other (income) expense	(5,700)	0.0%	(31,885)	0.0%
Total other (income) expense	$(1,993,861)	-2.8%	$889,589	1.3%

Net income (loss) before taxes	$2,532,583	3.3%	$(3,697,833)	5.3%
Income tax expense	-	-	$15,834	0.0%
Net income (loss) from continuing operations	$2,532,583	3.3%	$(3,713,667)	-5.3%

Other segment disclosures:
Segment assets	$28,254,857		$21,323,086
Expenditures for segment assets	$316,567		$122,403

Index

19. RELATED PARTY TRANSACTIONS

Separation of prior CEO and of a board member

For the year ended December 31, 2024

The Company made the following payments in connection with the SK Agreements: The Company paid cash in the amount of $333,333 to Mr. Klepfish.

The Company made the following payments in connection with the Wiernasz Separation Agreement: The Company made Cobra payments on behalf of Mr. Weirnasz in the amount of $967.

The Company made the following payments in connection with the Tang Separation Agreement: The Company made cash payments to Mr. Tang in the amount of $113,918, and Cobra payments on behalf of Mr. Tang in the amount of $14,495.

For the year ended December 31, 2023

The Company made the following payments in connection with separation agreements with Sam Klepfish, its prior CEO and current board member, and Justin Weirnasz, its prior Director of Strategic Acquisitions and board member. See Note 14.

The Company paid cash in the amount of $525,643 to Mr. Klepfish. The Company also issued 400,000 shares of common stock with a fair value of $168,000.

The Company paid cash in the amount of $100,000 to Mr. Weirnasz and made Cobra payments on behalf of Mr. Weirnasz in the amount of $25,484.

20. INCOME TAXES

Deferred income taxes result from the temporary differences primarily attributable to amortization of intangible assets and debt discount and an accumulation of net operating loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $11,380,000 which can be carried forward indefinitely subject to limitation, except $2,660,000 which can be carried forward through 2037. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

The provision (benefit) for income taxes for the years ended December 31, 2024 and 2023 consist of the following:

	2024	2023
Current	$-	$-
Deferred	-	-
Total	$-	$-

Index

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable statutory income tax rate of 27.6% for the years ended December 31, 2024 and 2023 to the loss before taxes as a result of the following differences:

	2024	2023
Income (loss) before income taxes	$2,611,514	$(4,143,188)
Statutory tax rate	27.6%	27.6%
Total tax (benefit) at statutory rate	721,000	(1,143,500)

Permanent difference	5,000	197,000
Other adjustments	112,000	(188,966)
Changes in valuation allowance	(838,000)	1,151,300
Income tax expense	$-	$15,834

Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  As of December 31, 2024, and 2023 significant components of the Company’s deferred tax assets are as follows:

	2024	2023
Deferred Tax Assets:
Net operating loss carryforwards	$3,875,000	$5,104,000
Allowance for credit losses	11,000	51,000
Property and equipment	282,000	307,000
Stock based compensation	422,000	-
Intangible assets	476,000	442,000
Net deferred tax assets	5,066,000	5,904,000
Valuation allowance	(5,066,000)	(5,904,000)
Net deferred tax assets	$-	$-

The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions.

21. COMMITMENTS AND CONTINGENT LIABILITIES

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

Index

22. MAJOR CUSTOMERS

The Company’s largest customer, U.S. Foods, Inc. and its affiliates, accounted for approximately 43% and 48% of total sales in each of the years ended December 31, 2024 and 2023, respectively. In addition, Gate Gourmet, the leading global provider of airline catering solutions and provisioning services for airlines, in partnership with igourmet, represented 16% and 15% of total sales for the year ended December 31, 2024 and 2023, respectively.

23. FAIR VALUE MEASUREMENTS

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

During the year ended December 31, 2024, the Company recorded the fair value of the Smallwood SARs at each reporting period. At December 31, 2023, the Company did not have financial assets or liabilities that are required to be accounted for at fair value on a recurring basis.

24. SUBSEQUENT EVENTS

On January 9, 2025, the Company issued 60,000 shares of common stock pursuant to the cashless exercise  of options held by an ex-employee to purchase 130,000 shares of common stock at a price of $1.25 per share and an additional 130,000 shares of common stock at a price of $1.75 per share. On January 13, 2025, the Company issued 24,026 shares of common stock pursuant to the cashless exercise  of options held by an ex-employee to purchase 50,000 shares of common stock at a price of $1.00 per share.

On March 14, 2025, the Company the following shares of common stock to its executive officers pursuant to executive compensation plans: 530,665 shares were issued to its CEO; 133,632 shares were issued to its COO; and 73,735 shares were issued to its CFO. These shares were classified as shares to be issued on the Company’s balance sheet at December 31, 2024. See Note 17.

Index

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the fiscal year ended December 31, 2024.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(ii)	provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our consolidated financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Management concluded that the Company’s internal control over financial reporting as of December 31, 2024 is effective at the reasonable assurance level.

Index

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

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm as we are not a large accelerated filer or an accelerated filer.

ITEM 9B. Other Information

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

Index

PART III

The information required by Part III is incorporated by reference to the Company’s proxy statement to be filed for the 2025 Annual Meeting.

Index

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

EXHIBIT NUMBER

3.1	Articles of Incorporation (incorporated by reference to exhibit 3.1 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005)

3.2	Amended Bylaws of the Company (incorporated by reference to exhibit 3.2 of the Company’s annual report Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 16, 2011)

3.2.1	Amended Bylaws of the Company (incorporated by reference to exhibit 3.2 of the Company’s current report Form 8-K filed with the Securities and Exchange Commission on January 23, 2018)

3.2.2	Amended Bylaws of the Company (incorporated by reference to exhibit 3.1 of the Company’s current report Form 8-K filed with the Securities and Exchange Commission on September 14, 2021)

4.1	Description of Securities

10.1	Loan Sale Agreement dated as of January 10, 2018 between Food Funding, LLC, a subsidiary of the registrant and UPS Capital Business Credit (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 30, 2018)

Index

10.2	Fifth Amendment to Restated Loan Agreement dated February 28, 2018 between Fifth Third Bank and the registrant and its subsidiaries (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2018).

10.3	Promissory Note of the registrant and its subsidiaries in favor of Fifth Third Bank dated as of February 28, 2018 (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2018).

10.4	Draw Promissory Note of the registrant and its subsidiaries in favor of Fifth Third Bank dated as of March 13, 2018 (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2018).

10.5	Master Loan and Security Agreement dated March 13, 2018 between Fifth Third Bank and the registrant and its subsidiaries (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2018).

10.6	Form of Director Agreement dated as of January 28, 2019 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 1, 2019)

10.7	Eighth Amendment to Restated Loan Agreement dated as of November 9, 2019 between Fifth Third Bank, National Association, and the Registrant and certain of its subsidiaries (incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2019).

10.8	Promissory Note effective November 9, 2019 between Fifth Third Bank, National Association, and Innovative Food Properties, LLC, a wholly-owned subsidiary of the Registrant (incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2019).

10.9	Mortgage, Assignment of Leases, Fixture Filing and Security Agreement date as of November 9, 2019 between Fifth Third Bank, National Association, and Innovative Food Properties, LLC, a wholly-owned subsidiary of the Registrant (incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2019).

10.10	Agreement for Purchase and Sale of Real Estate dated as of August 9, 2019 (incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019).

10.11	Securities Purchase Agreement dated August 26, 2021 between the Company and each of JCP Investment Partnership LP, Bandera Master Fund L.P. and SV Asset Management LLC. *(incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 31, 2021).

10.12	Loan Agreement dated as of June 6, 2022 between the Registrant, Innovative Food Properties, LLC and MapleMark Bank (FL, IL) (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 14, 2022).

10.13	Loan Agreement dated as of June 6, 2022 between the Registrant, Innovative Food Properties, LLC and MapleMark Bank (PA) (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 14, 2022).

10.14	Loan Agreement dated as of June 6, 2022 between the Registrant and MapleMark Bank (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 14, 2022).

Index

10.15	Board Observer Agreement dated as of November 28, 2022 between the Registrant and Denver J. Smith (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 29, 2022).

10.16	Employment Agreement with Robert William Bennett dated as of February 3, 2023 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2023)

10.17	First Amendment to the Employment Agreement with Robert William Bennett dated as of November 3, 2023 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 9, 2023)

10.18	Employment Agreement with Brady Smallwood dated as of April 14, 2023 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 17, 2023)

10.19	Form of Non-Plan Stock-Appreciation Right Award Grant Notice and Award Agreement with Brady Smallwood dated as of July 7, 2023 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 12, 2023)

10.20	Employment Agreement with Gary Schubert dated as of December 29, 2023 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 3, 2024)

10.21	Amended and Restated Asset Purchase Agreement, dated August 30, 2024, between Innovative Gourmet LLC, iGourmet LLC and Advansiv Gourmet Group, Inc. (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 4, 2024)

10.22	Transition Services Agreement, dated August 30, 2024, between Innovative Gourmet LLC, iGourmet LLC and Advansiv Gourmet Group, Inc. (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 4, 2024)

10.23	Asset Purchase Agreement, dated October 14, 2024, by and among Innovative Food Holdings, Inc., Golden Organics, Inc. and David Rickard (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 18, 2024)

10.24	Form of Seller Financing Note (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 18, 2024)

10.25	Purchase Agreement by and between the Company and Gulf Coast Aluminum, dated December 12, 2023 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 16, 2024)

10.26	Asset Purchase Agreement by and between M Innovations LLC and M Specialty Foods Inc., dated October 31, 2024.

Index

14.1	Code of Ethical Conduct (incorporated by reference to exhibit 14.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on July 12, 2023)

19.1	Insider Trading Policy

21	Subsidiaries of the Company

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Accounting Officer

32.1	Rule 1350 Certification of Chief Executive Officer

32.2	Rule 1350 Certification of Principal Accounting Officer

97.1	Compensation Recovery Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Securities Act. The Company agrees to furnish supplementally any omitted schedules to the Securities and Exchange Commission upon request.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE FOOD HOLDINGS, INC.

By:	/s/ Robert William Bennett
Robert William Bennett
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 20, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert William Bennett	Chief Executive Officer and Director	March 20, 2025
Robert William Bennett	(Principal Executive Officer)

/s/ Gary Schubert	Chief Financial Officer	March 20, 2025
Gary Schubert	(Principal Financial and Accounting Officer)

/s/ Hank Cohn	Director	March 20, 2025
Hank Cohn

/s/ Jefferson Gramm	Director	March 20, 2025
Jefferson Gramm

/s/ James C. Pappas	Chairman	March 20, 2025
James C. Pappas

/s/ Brady Smallwood	Director	March 20, 2025
Brady Smallwood

/s/ Mark Schmulen	Director	March 20, 2025
Mark Schmulen

/s/ Sam Klepfish	Director	March 20, 2025
Sam Klepfish

/s/ Denver J. Smith	Director	March 20, 2025
Denver J. Smith