Form 10-Q
period 2025-03-31
INNOVATIVE FOOD HOLDINGS INC
filed 2025-05-15
CIK 312257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from                          to                          .

Commission File Number: 000-09376

INNOVATIVE FOOD HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Florida	20-1167761
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2528 S. 27th Ave. Broadview, Illinois	60155
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,785,684 shares of common stock outstanding as of May 8, 2025.

INNOVATIVE FOOD HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Innovative Food Holdings, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,105,274	$2,330,880
Accounts receivable, net	7,494,670	9,039,232
Inventory, net	6,796,302	6,290,488
Other current assets	349,918	238,526
Assets held for sale	5,941,933	5,941,933
Current assets - discontinued operations	-	49,315
Total current assets	21,688,097	23,890,374

Property and equipment, net	1,690,084	1,584,878
Right of use assets - operating leases, net	644,007	705,476
Right of use assets - finance leases, net	494,390	524,273
Amortizable intangible assets, net	402,794	424,372
Tradenames and other unamortizable intangible assets	217,000	217,000
Total assets	$25,136,372	$27,346,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,989,390	$6,653,622
Accrued separation costs, related parties, current portion	308,891	334,532
Accrued interest	91,155	91,347
Deferred revenue	347,700	349,600
Stock appreciation rights liability	1,413,745	1,353,150
Notes payable - current portion	179,981	190,052
Lease liability - operating leases, current	241,317	239,660
Lease liability - finance leases, current	110,994	147,797
Contingent liability, current	54,430	54,430
Total current liabilities	7,737,603	9,414,190

Note payable, net of discount	8,658,425	8,692,674
Accrued separation costs, related parties, non-current	400,000	457,692
Lease liability - operating leases, non-current	407,072	467,569
Lease liability - finance leases, non-current	87,850	139,591
Total liabilities	17,290,950	19,171,716

Commitments & Contingencies (see note 21)
Stockholders’ equity
Common stock: $0.0001 par value; 500,000,000 shares authorized; 56,831,090 and 56,009,032 shares issued, and 53,986,793 and 53,164,735 shares outstanding at March 31, 2025 and December 31, 2024, respectively	5,680	5,598
Common stock to be issued; 798,891 and 738,032 shares at March 31, 2025 and December 31, 2024, respectively	79	74
Additional paid-in capital	45,621,235	45,520,121
Treasury stock: 2,644,297 shares outstanding at March 31, 2025 and December 31, 2024	(1,141,372)	(1,141,372)
Accumulated deficit	(36,640,200)	(36,209,764)
Total stockholders’ equity	7,845,422	8,174,657

Total liabilities and stockholders’ equity	$25,136,372	$27,346,373

See condensed notes to these unaudited consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2025	2024

Revenue	$19,548,566	$15,518,153
Cost of goods sold	15,062,759	11,713,219
Gross margin	4,485,807	3,804,934

Selling, general and administrative expenses	4,708,977	3,978,840
Total operating expenses	4,708,977	3,978,840

Operating income (loss)	(223,170)	(173,906)

Other income (expense:)
Interest expense, net	(209,166)	(215,450)
Gain on sale of assets	-	1,807,516
Gain (loss) on sale of subsidiary	-	21,126
Other leasing income	1,900	1,900
Total other income (expense)	(207,266)	1,615,092

Net income (loss) before taxes	(430,436)	1,441,186

Income tax expense	-	-

Net income (loss) from continuing operations	$(430,436)	$1,441,186

Net income (loss) from discontinued operations	$-	$(15,312)

Consolidated net income (loss)	$(430,436)	$1,425,874

Net income (loss) per share from continuing operations - basic	$(0.008)	$0.029

Net income (loss) per share from continuing operations - diluted	$(0.008)	$0.028

Net (loss) per share from discontinued operations - basic	$-	$(0.00)

Net (loss) per share from discontinued operations - diluted	$-	$(0.00)

Weighted average shares outstanding - basic	53,962,273	49,707,036

Weighted average shares outstanding - diluted	53,962,273	50,603,891

See condensed notes to these unaudited consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2025 and 2024

(unaudited)

	Common Stock		Common Stock to be issued		Paid-in	Treasury Stock		Accumulated
	Amount	Value	Amount	Value	Capital	Amount	Value	Deficit	Total
Balance - December 31, 2023	52,538,100	$5,251	-	$-	$42,762,811	2,623,171	$(1,141,370)	$(38,821,278)	$2,805,414
Shares returned to treasury from sale of subsidiary	-	-	-	-	(21,124)	21,126	(2)	-	(21,126)
Fair value of shares under compensation plan	-	-	-	-	103,235	-	-	-	103,235
Net income for the three months ended March 31, 2024	-	-	-	-	-	-	-	1,425,874	1,425,874
Balance - March 31, 2024	52,538,100	$5,251	-	$-	$42,844,922	2,644,297	$(1,141,372)	$(37,395,404)	$4,313,397

Balance - December 31, 2024	56,009,032	$5,598	738,032	$74	$45,520,121	2,644,297	$(1,141,372)	$(36,209,764)	$8,174,657
Shares issued in cashless conversion of options	84,026	8	-	-	(8)	-	-	-	-
Fair value of shares under compensation plan	-	-	-	-	101,201	-	-	-	101,201
Shares earned under compensation plans	-	-	798,891	79	(79)	-	-	-	-
Shares issued under compensation plans	738,032	74	(738,032)	(74)	-	-	-	-	-
Net loss for the three months ended March 31, 2025	-	-	-	-	-	-	-	(430,436)	(430,436)
Balance - March 31, 2025	56,831,090	$5,680	798,891	$79	$45,621,235	2,644,297	$(1,141,372)	$(36,640,200)	$7,845,422

See condensed notes to these unaudited consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2025	2024
Cash flows used in operating activities:
Net income (loss)	$(430,436)	$1,425,874
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on disposition of assets	-	(1,807,516)
(Gain) Loss on sale of subsidiaries	-	(21,126)
Depreciation and amortization	109,621	110,260
Amortization of right of use asset	61,469	4,175
Amortization of discount on notes payable	1,284	1,283
Stock based compensation	101,201	103,235
Value of stock appreciation rights	60,595	118,898
Provision for credit losses	27,555	22,882

Changes in assets and liabilities:
Accounts receivable, net	1,517,007	175,436
Inventory and other current assets, net	(617,206)	71,054
Accounts payable and accrued liabilities	(1,664,232)	(3,144,335)
Accrued separation costs - related parties	(83,333)	(128,610)
Deferred revenue	(2,092)	(84,548)
Operating lease liability	(58,840)	(4,175)
Net cash used in operating activities	(977,407)	(3,157,213)

Cash flows from investing activities:
Acquisition of property and equipment	(163,366)	(1,406)
Cash received from disposition of asset, net of loan payoff	-	2,101,185
Net cash provided by (used in) investing activities	(163,366)	2,099,779

Cash flows from financing activities:
Principal payments on debt	(45,604)	(22,708)
Principal payments financing leases	(88,544)	(49,977)
Cash received from line of credit	500,000	-
Principal payments on line of credit	(500,000)	-
Net cash used in financing activities	(134,148)	(72,685)

Decrease in cash and cash equivalents	(1,274,921)	(1,130,119)

Cash and cash equivalents at beginning of period	2,380,195	5,422,335

Cash and cash equivalents at end of period - continuing operations	$1,105,274	$4,187,011
Cash and cash equivalents at end of period - discontinued operations	$-	$105,205
Cash and cash equivalents at end of period	$1,105,274	$4,292,216

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$204,813	$228,970

Taxes	$-	$-

Non-cash investing and financing activities:
Reclassify fixed assets as held for sale	$-	$5,941,933
Principal and accrued interest paid from escrow to Maple Mark Bank	$-	$353,815
Issuance of common stock under compensation plans	$74	$-
Issuance of stock for cashless exercise of options	$8	$-

See condensed notes to these unaudited consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

1. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include those of Innovative Food Holdings, Inc. and all of its wholly-owned subsidiaries (collectively, “we,” “our,” “us” or the “Company”) and have been prepared in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes as contained in Form 10-K for the year ended December 31, 2024. In the opinion of management, the interim unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations to be expected for the full year.

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

Restructuring

During the fourth quarter of 2023, we made the decision to focus more on our Business to Business (B2B) activities and less on our Direct to Consumer (“D2C”) products. Our subsidiaries GROW and Oasis were sold effective December 29, 2023; Haley Food Group, Inc. (“Haley”) was sold effective February 26, 2024; and the igourmet platform and its D2C components were sold effective August 6, 2024. We continue to operate the B2B component, which remains part of our continuing operations. On October 8, 2024, we sold substantially all of the assets of Mouth. The activities of P Innovations (“Plantbelly”) were abandoned. See Note 2.

Discontinued Operations

Pursuant to the guidance of Accounts Standards Codification (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations, the accounts of our discontinued entities GROW, Oasis, Haley, Plantbelly, and Mouth have been included in “Net loss from discontinued operations” in our consolidated statements of operations. Additionally, the assets and liabilities of these entities have been presented as discontinued operations in our consolidated balance sheets. On December 29, 2023, the Company completed the sales of its Grow and Oasis subsidiaries; on February 26, 2024, the Company completed the sale of its Haley subsidiary (see Note 4); and on October 8, 2024, the Company completed the sale of substantially all of the assets of Mouth. In addition, the operations of Plantbelly have been abandoned. The only remaining discontinued operations on the Company’s balance sheet at December 31, 2024 is cash in the amount of $49,315 held by Mouth. See Note 2.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. As of March 31, 2025 and December 31, 2024, the Company’s largest customer, U.S. Foods, Inc. and its affiliates, accounted for approximately 14% and 10% of accounts receivable, respectively; Sam’s Club, a membership-based warehouse retailer and subsidiary of Walmart Inc. represented 24% and 34% of accounts receivable, respectively; and Gate Gourmet, the leading global provider of airline catering solutions and provisioning services for airlines, represented 19% and 15% of accounts receivable, respectively.

The Company maintains cash balances in excess of Federal Deposit Insurance Corporation limits. At March 31, 2025 and December 31, 2024, the total cash in excess of these limits was $0 and $1,016,918, respectively.

Accounts Receivable

The Company provides an allowance for credit losses equal to the estimated uncollectible amounts pursuant to the guidance of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326) as codified in ASC 326, Financial Instruments – Credit Losses. Under ASC 326, the Company utilizes a current and expected credit loss (CECL) impairment model. ASU 2016-13 became effective for us on January 1, 2023. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $40,002 at March 31, 2025 and December 31, 2024.

Inventory

Inventory is valued at the lower of cost or market and is determined by the first-in, first-out method. The Company adjusts inventory based upon bi-weekly cycle counts and upon the expiration date of food products. In addition, the Company records an allowance for obsolete or slow moving inventory based upon historical loss history and management’s judgment.

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

Deferred Revenue

Deferred revenue relates to a long-term lease agreement under which the Company received a one-time upfront payment associated with the installation of a telecommunications tower on a building owned by the Company. This lease has a 50-year term, and revenue is being recognized on a straight-line basis over the life of the lease

The following table represents the changes in deferred revenue as reported on the Company’s consolidated balance sheets:

Balance as of December 31, 2023	$351,500
Cash payments received	-
Net sales recognized	(1,900)
Balance as of March 31, 2024 (unaudited)	$349,600
Balance as of December 31, 2024	349,600
Cash payments received	-
Net sales recognized	(1,900)
Balance as of March 31, 2025 (unaudited)	$347,700

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
	(unaudited)	(unaudited)
Digital Channels	$8,299,715	$8,908,936
National Distribution	6,562,167	2,811,095
Local Distribution	4,433,618	2,355,045
Direct-to-Consumer	-	1,234,866
Other Services	253,066	208,211
Total	$19,548,566	$15,518,153

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

Dilutive Shares at March 31, 2025:

Stock Options

None.

Restricted Stock Awards

At March 31, 2025, there were 300,000 unvested restricted stock awards remaining from grants in a prior year. Those 300,000 restricted stock awards will vest as follows: 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days. The fair value of these RSUs at the date of the grants will be charged to operations upon vesting. At March 31, 2025, none of these RSU were vested. There was no charge to operations for these RSUs during the three months ended March 31, 2025.

Stock-based Compensation

At March 31, 2025, there were a total of 1,142,989 shares of common stock potentially issuable to the Company’s executive officers pursuant to compensation plans and contingent upon the achievement of certain performance goals; see Notes 16 and 17. Of these, 798,8991 shares have vested and are included in fully-diluted shares outstanding during the three months ended March 31, 2025; 344,098 have not vested, and are excluded from the calculation of fully-diluted shares outstanding during the three months ended March 31, 2025. During the three months ended March 31, 2025, the amount of $101,201 was charged to stock-based compensation. See note 17.

Computation of basic and diluted EPS:

The Company recorded a net loss for the three months ended March 31, 2025, and all of potentially issuable shares are anti-dilutive. There is no difference between EPS and fully-diluted EPS for the three months ended March 31, 2025.

Dilutive shares at March 31, 2024:

Stock Options:

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company at March 31, 2024:

		Weighted average
Exercise Price	Number of Options	Remaining contractual life (years)
$0.41	125,000	0.07
$0.50	125,000	0.07
$0.60	50,000	1.75
$1.00	50,000	1.75
$1.25	130,000	2.25
$1.75	130,000	2.25
	610,000	1.27

Restricted Stock Awards:

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

Stock-based Compensation:

At March 31, 2024, there were a total of 3,910,534 shares of common stock potentially issuable to the Company’s executive officers pursuant to compensation plans and contingent upon the achievement of certain performance goals; see notes 16 and 17.

The following table illustrates the computation of basic and diluted EPS:

	For the three months ended March 31, 2024
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Income from continuing operations	$1,425,874

Basic EPS
Income available to common shareholders	1,425,874	49,707,036	$0.029

Effect of dilutive securities
Options	-	165,505
Executive compensation plan	-	731,350

Diluted EPS	$1,425,874.00	50,603,891	$0.028

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

2. DISCONTINUED OPERATIONS

During the fourth quarter of fiscal 2023, in connection with an analysis of the Company’s sales mix and profitability by service offering, management made the strategic decision to focus on the Company’s B2B service offering and to allocate fewer resources to and in some cases to sell certain of the Company’s subsidiaries involved in its D2C service offerings. Pursuant to this strategy, on December 29, 2023, the Company completed the sales of its Grow and Oasis subsidiaries; on February 26, 2024, the Company completed the sale of its Haley subsidiary (see Note 4); and on October 8, 2024, the Company sold substantially all of the assets of Mouth. In addition, the operations of Plantbelly were abandoned.

The following information presents the major classes of line item of assets and liabilities included as part of discontinued operations in the consolidated balance sheets:

	March 31,	December 31,
	2025	2024
Current assets - discontinued operations:	(unaudited)
Cash	$-	$49,315
Total current assets - discontinued operations	$-	$49,315

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations:

	Three Months Ended
	March 31,	March 31,
	2025	2024
	(unaudited)	(unaudited)
Revenue	$-	$236,817
Cost of goods sold	-	(184,818)
Gross margin	-	51,999

Selling, general, and administrative expenses	-	(67,311)

Interest income	-	-
Loss from discontinued operations, net of tax	$-	$(15,312)

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

4. SALE OF SUBSIDIARY

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

5. ACCOUNTS RECEIVABLE

At March 31, 2025 and December 31, 2024, accounts receivable consists of:

	March 31, 2025	December 31, 2024
	(unaudited)
Accounts receivable from customers	$7,534,672	$9,079,234
Allowance for credit losses	(40,002)	(40,002)
Accounts receivable, net	$7,494,670	$9,039,232

During the three months ended March 31, 2025 and 2024, the Company charged the amount of $27,555 and $22,882 to provision for credit losses, respectively.

6. INVENTORY

Inventory consists primarily of specialty food products. At March 31, 2025 and December 31, 2024, inventory consisted of the following:

	March 31, 2025	December 31, 2024
	(unaudited)
Finished goods inventory	$6,796,302	$6,290,488
Allowance for slow moving & obsolete inventory	-	-
Finished goods inventory, net	$6,796,302	$6,290,488

7. PROPERTY AND EQUIPMENT

A summary of property and equipment at March 31, 2025 and December 31, 2024 is as follows:

	March 31, 2025	December 31, 2024
	(unaudited)
Land	$208,140	$208,140
Building	1,019,655	904,593
Computer and Office Equipment	270,971	260,702
Warehouse Equipment	655,622	617,587
Furniture and Fixtures	952,870	952,870
Vehicles	277,353	277,353
Total before accumulated depreciation	3,384,611	3,221,245
Less: accumulated depreciation	(1,694,527)	(1,636,367)
Total	$1,690,084	$1,584,878

Depreciation expense for property and equipment amounted to $58,160 and $85,345 for the three months ended March 31, 2025 and 2024, respectively. Depreciation expense for property and equipment is recorded in selling, general & administrating expenses on the Company’s statement of operations. During the three months ended March 31, 2025 and 2024, the Company acquired property and equipment in the amount of $163,366 and $1,406, respectively.

8. PROPERTY AND EQUIPMENT CLASSIFIED AS HELD FOR SALE

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

As of December 31, 2024, the Company classified the land and building located at 220 Oak Hill Road, Mountain Top, Pennsylvania, as held for sale.

The net book value of these assets consisted of the following at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
	(unaudited)
Land	$871,372	$871,372
Building	5,070,561	5,070,561
Furniture, fixtures, and equipment	-	-
Total	$5,941,933	$5,941,933

9. RIGHT OF USE (“ROU”) ASSETS AND LEASE LIABILITIES – OPERATING LEASES

The Company has operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 3 years, some of which include options to extend.

The Company’s lease expense for the three months ended March 31, 2025 and 2024 was entirely comprised of operating leases and amounted to $70,866 and $8,165, respectively.

The Company’s ROU asset amortization for the three months ended March 31, 2025 and 2024 was $61,469 and $4,175, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

The weighted-average discount rate for operating leases was 7.00% at March 31, 2025 and December 31, 2024. The weighted-average remaining lease term of operating leases was 2.63 and 2.85 years at March 31, 2025 and December 31, 2024, respectively.

Right of use assets – operating leases are summarized below:

	March 31, 2025	December 31, 2024
	(unaudited)
Building	$515,460	$565,931
Vehicles	121,626	128,158
Warehouse equipment	4,322	7,950
Office equipment	2,599	3,437
Right of use assets, net	$644,007	$705,476

Operating lease liabilities are summarized below:

	March 31, 2025	December 31, 2024
	(unaudited)
Building	$519,842	$567,684
Vehicles	121,626	128,158
Warehouse equipment	4,322	7,950
Office equipment	2,599	3,437
Lease liability	$648,389	$707,229
Less: current portion	(241,317)	(239,660)
Lease liability, non-current	$407,072	$467,569

Maturity analysis under these lease agreements are as follows:

For the period ended March 31, 2026	$278,963
For the period ended March 31, 2027	279,983
For the period ended March 31, 2028	118,509
For the period ended March 31, 2029	34,950
For the period ended March 31, 2030	-
Total	$712,405
Less: Present value discount	(64,016)
Lease liability	$648,389

10. RIGHT OF USE ASSETS – FINANCING LEASES

The Company has financing leases for vehicles and warehouse equipment. Right of use asset – financing leases are summarized below:

	March 31, 2025	December 31, 2024
	(unaudited)
Vehicles	$404,858	$404,858
Warehouse Equipment	736,156	736,156
Total before accumulated depreciation	1,141,014	1,141,014
Less: accumulated depreciation	(646,624)	(616,741)
Total	$494,390	$524,273

Depreciation expense related to right of use assets for the three months ended March 31, 2025 and 2024 was $29,883 and $24,915, respectively.

The weighted-average interest rate for financing leases was 5.78% at March 31, 2025 and 5.83 % at December 31, 2024. The weighted-average remaining lease term of financing leases was 2.40 and 2.80 years at March 31, 2025 and December 31, 2024, respectively.

Financing lease liabilities are summarized below:

	March 31, 2025	December 31, 2024
	(unaudited)
Financing lease obligation under a lease agreement for warehouse furniture and equipment truck dated October 14, 2020 in the original amount of $514,173 payable in sixty monthly installments of $9,942 including interest at the rate of 6.01%. During the three months ended March 31, 2025, the Company made principal and interest payments on this lease obligation in the amount of $28,658 and $1,167, respectively.	$58,620	$87,278

Financing lease obligation under a lease agreement for a truck dated March 31, 2020 in the original amount of $152,548 payable in eighty-four monthly installments of $2,188 including interest at the rate of 5.44%. During the three months ended March 31, 2025, the Company made principal and interest payments on this lease obligation in the amounts of $5,862 and $702, respectively.	$47,687	$53,549

Financing lease obligation under a lease agreement for a truck dated August 23, 2019 in the original amount of $80,413 payable in eighty-four monthly installments of $1,148 including interest at the rate of 5.0%. During the three months ended March 31, 2025, the Company made principal and interest payments on this lease obligation in the amounts of $3,196 and $248, respectively.	$17,733	$20,929

Financing lease obligation under a lease agreement for warehouse equipment dated September 12, 2024 in the original amount of $180,740 payable in sixty monthly payments in the minimum amount of $2,846 including interest at the rate of 6.01%. The amount of the monthly payments is based upon the amount of supplies and materials the Company purchases from the lessor each month. During the three months ended March 31, 2025, the Company made principal and interest payments on this lease obligation in the amounts of $1,580 and $2,154, respectively.	$74,804	$125,632

Total	$198,844	$287,388

Current portion	$110,994	$147,797
Long-term maturities	87,850	139,591
Total	$198,844	$287,388

There was no accrued interest on financing leases at three months ended March 31, 2025 and December 31, 2024.

Aggregate maturities of lease liabilities:

For the twelve months ended March 31,

2026	$110,994
2027	43,817
2028	16,826
2029	17,865
2030	9,342
Total	$198,844

11. INTANGIBLE ASSETS

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

On October 14, 2024, the Company acquired certain assets of Goldan Organics, Inc. (the “GO Transaction”). See note 5. Pursuant to the GO Transaction, the Company recorded an intangible asset in the amount of $198,593 representing the client base of Golden Organics. On December 19, 2024, the Company acquired, through its subsidiary Golden Organics, Inc., certain assets of LoCo Food Distribution, LLC , Inc. (the “LoCo Transaction”). See Note 5. Pursuant to the LoCo Transaction, the Company recorded an intangible asset in the amount of $232,972 representing a customer list. The total amount of intangible assets obtained in the GO and LOCO transactions was $431,565. This amount is being amortized over a period of 60 months.

	March 31, 2025 (unaudited)
		Accumulated
	Cost	Amortization	Net
Total Trade Names	$431,565	$28,771	$402,794

	December 31, 2024
		Accumulated
	Gross	Amortization	Net
Total Trade Names	$431,565	$7,193	$424,372

Total amortization expense for the three months ended March 31, 2025 and 2024 was $21,578 and $0, respectively.

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

The Company acquired certain intangible assets pursuant to the acquisitions through Artisan. The following is the net book value of these assets:

	March 31, 2025 (unaudited)
		Accumulated
	Gross	Amortization	Net
Total Trade Names	$217,000	$-	$217,000

	December 31, 2024
		Accumulated
	Cost	Amortization	Net
Total Trade Names	$217,000	$-	$217,000

12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025	December 31, 2024
	(unaudited)
Trade payables and accrued liabilities	$4,813,312	$5,829,506
Accrued payroll and commissions	176,078	824,116
Total	$4,989,390	$6,653,622

13. ACCRUED SEPARATION COSTS – RELATED PARTIES

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

During the three months ended March 31, 2025 and 2024, the Company paid cash in the amount of $83,333 and $83,333, respectively, to Mr. Klepfish in connection with the SK Agreements.

During the three months ended March 31, 2025 and 2024, the Company made the following payments in connection with the Wiernasz Separation Agreement: The Company made COBRA payments on behalf of Mr. Weirnasz in the amount of $0 and $967, respectively.

During the three months ended March 31, 2025 and 2024, the Company made the following payments in connection with the Tang Separation Agreement: The Company paid cash to Mr. Tang in the amount of $0 and $41,125, respectively; and COBRA payments on behalf of Mr. Tang in the amount of $0 and $2,885, respectively.

The following table represents the amounts accrued, paid, and outstanding on these agreements as of March 31, 2025:

	Total	Paid / Issued	Balance	Current	Non-current
Mr. Klepfish:
Cash – through March 6, 2026	$1,000,000	$(692,308)	$307,692	$307,692	$-
Cash - upon agreement execution	250,000	(250,000)	-	-	-
Stock - June 1, 2027	400,000	-	400,000	-	400,000
Stock - Issued in April 2023	168,000	(168,000)	-	-	-
COBRA - over eighteen months	1,199	-	1,199	1,199	-
Total – Mr. Klepfish	$1,819,199	$(1,110,308)	$708,891	$308,891	$400,000

Mr. Wiernasz:
Cash - three equal payments	$100,000	$(100,000)	$-	$-	$-
COBRA - over eighteen months	26,451	(26,451)	-	-	-
Total - Mr. Wiernasz	$126,451	$(126,451)	$-	$-	$-

Mr. Tang:
Cash – over seventeen weeks	$113,918	$(113,918)	$-	$-	$-
COBRA - over five months	14,495	(14,495)	-	-	-
Total - Mr. Tang	$128,413	$(128,413)	$-	$-	$-

Total Company	$2,074,063	$(1,365,172)	$708,891	$308,891	$400,000

14. STOCK APPRECIATION RIGHTS LIABILITY

Effective May 15, 2023, the Company issued 1,500,000 stock appreciation rights (the “Smallwood SARs”) to Brady Smallwood, its Chief Operating Officer (“COO”). See Note 17. The Smallwood SARs were valued utilizing the Black-Scholes valuation model, and had an aggregate fair value of $9,794 upon issuance; this amount was charged to operations and credited to stock appreciation rights liability. The Smallwood SARs are revalued each quarter, and any gain or loss in the fair value is charged to non-cash compensation expense.

The change in valuation of the Smallwood SARs is summarized in the table below:

May 15, 2023 - fair value	$9,794
(Gain) Loss on revaluation	245,226
December 31, 2023 -fair value	$255,020
(Gain) Loss on revaluation	1,098,130
December 31, 2024 - fair value	$1,353,150
(Gain) Loss on revaluation	60,595
March 31, 2025 - fair value	$1,413,745

15. LINE OF CREDIT

	March 31, 2025	December 31, 2024
(unaudited)
On June 6, 2022, the Company entered into a revolving credit facility with MapleMark (the “MapleMark Revolver”) with a maturity date of August 25, 2025. The amount available under the MapleMark Revolver is $1,500,000. Principal and interest payments due under the MapleMark Revolver are payable monthly. Amounts due under the MapleMark Revolver bear interest at the greater of (a) the Base Rate (the rate of interest per annum quoted in the “Money Rates” section of The Wall Street Journal from time to time and designated as the “Prime Rate”) plus 0.25% per annum and (b) 5.50% per annum. At March 31, 2025, the interest rate was 7.75%. During the three months ended March 31, 2025, the Company borrowed the amount of $500,000 under the MapleMark Revolver, and repaid the amount of $500,000. During the three months ended March 31, 2025, the Company paid interest in the amount of $1,804 on the MapleMark Revolver.	$-	$-

16. NOTES PAYABLE

	March 31, 2025	December 31, 2024
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

Amounts outstanding under the Maple Mark Term Loan 3 will bear interest at the rate equal to the lesser of (a) the maximum lawful rate, or (b) the greater of (i) WSJP (the “Prime Rate” as published by The Wall Street Journal) plus 1.25% per annum or (ii) 4.50% per annum. At March 31, 2025, the interest rate was 9.50%. The MapleMark Term Loan 3 matures on June 13, 2048.

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

The Company created a discount on the MapleMark Term Loan 3 for costs in the amount of $385,803 which will be amortized over the life of the loan. During the three months ended March 31, 2025, the Company amortized $1,284 of these costs to interest expense. During the three months ended March 31, 2025, the Company made principal payments and interest payments in the amount of $30,403 and $197,087, respectively, on this loan. At March 31, 2025, accrued interest on this note was $72,273.	$8,864,709	$8,895,112

A note payable in the amount of $20,000. The note was due in January 2006 and the Company is currently accruing interest on this note at 1.9%. During the three months ended March 31, 2025, the Company accrued interest in the amount of $96 on this note. At March 31, 2025, accrued interest on this note was $18,962.	$20,000	$20,000

A note payable in the amount of $350,000 issued in connection with the GO Acquisition (the GO Note”). The GO Note is payable in 60 equal monthly instalments of $6,766 and bears interest at the rate of 6.0%. During the three months ended March 31, 2025, the Company made principal and interest payments on the GO note in the amount of $15,201 and $3,295, respectively.	$329,783	$344,984
Total	$9,214,492	$9,260,096
Discount	(376,086)	(377,370)
Net of discount	$8,838,406	$8,882,726

Current portion	$179,981	$190,052
Long-term maturities, net of discount	8,658,425	8,692,674
Total	$8,838,406	$8,882,726

There was a total of $91,235 and $91,347 accrued interest on notes payable at March 31, 2025 and December 31, 2024, respectively.

Aggregate maturities of notes payable as of March 31, 2025 are as follows:

For the period ended December 31,

2025	148,868
2026	184,967
2027	201,256
2028	219,050
2029	231,728
Thereafter	8,228,623
Total	$9,214,492

17. EQUITY

Common Stock

As of March 31, 2025, total number of shares of common stock issued and outstanding was 56,831,090 and 53,986,793, respectively. As of December 31, 2024, total number of shares of common stock issued and outstanding was 56,009,032 and 53,164,735, respectively. At March 31, 2025 and December 31, 2024, a total of 2,844,297 shares of common stock, respectively, were deemed issued but not outstanding. At March 31, 2025 and December 31, 2024, an additional 798,091 and 738,032 shares, respectively, were classified as common stock to be issued. These shares represent shares of common stock vested under the Company’s executive stock compensation plans, and are in the process of being administratively issued.

For the three months ended March 31, 2025:

On January 9, 2025, the Company issued 60,000 shares of common stock pursuant to the cashless exercise of options held by an ex-employee to purchase 130,000 shares of common stock at a price of $1.25 per share and an additional 130,000 shares of common stock at a price of $1.75 per share. There was no gain or loss recorded on this transaction.

On January 13, 2025, the Company issued 24,026 shares of common stock pursuant to the cashless exercise of options held by an ex-employee to purchase 50,000 shares of common stock at a price of $1.00 per share. There was no gain or loss recorded on this transaction.

On March 14, 2025, the Company issued the following shares of common stock to its executive officers pursuant to executive compensation plans: 530,665 shares were issued to its CEO; 133,632 shares were issued to its COO; and 73,735 shares were issued to its CFO. These shares were classified as shares to be issued on the Company’s balance sheet at December 31, 2024. There was no gain or loss recorded on this transaction.

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

	Number of Shares Granted - Lower of:
	Number of Shares Issued	Maximum
	and Outstanding on	Number of
Stock Price Target	Grant Date Multiplied by:	Shares
$0.60	2.00%	975,133
$0.80	1.50%	731,350
$1.00	1.00%	487,567
$1.20	0.75%	365,675
$1.40	0.75%	365,675
$1.60	0.50%	243,783
$1.80	0.50%	243,783
$2.00	0.50%	243,783

The value of the CEO Stock Plan was determined via a Monte Carlo market-based performance stock awards model to be $660,541. This amount will be recorded as a charge to additional paid-in capital on a straight-line basis over 34 months. During the three months ended March 31, 2025 and 2024, the amount of $58,283 was charged to operations pursuant to the CEO Stock Plan.

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

On July 30, 2024, the price target of $1.20 per share under the CEO Stock Plan was achieved and 365,675 shares of common stock vested; on October 7, 2024, the price target of $1.40 per share under the CEO Stock Plan was achieved and 365,675 shares of common stock vested; on December 16, 2024, the price target of $1.60 per share under the CEO Stock Plan was achieved and 243,783 shares of common stock vested. The total number of shares vested at for achievement of the $1.20, $1.40, and $1.60 price targets was 975,133. On February 6, 2025, a total of 530,665 shares of common stock were issued in satisfaction of this obligation, net of 444,468 shares withheld for taxes.

On January 31, 2025, the price target of $1.80 per share under the CEO Stock Plan was achieved and 243,783 shares of common stock vested, and on March 3, 2025, the price target of $2.00 per share under the CEO Stock Plan was achieved and 243,783 shares of common stock vested. The total number of shares vested for achievement of the $1.80 and $2.00 price targets was 487,566; these share are classified as common stock issuable on the Company’s balance sheet at March 31, 2025.

There are no shares unvested under the CEO Stock Plan at March 31, 2025.

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

	Number of Shares Granted - Lower of:
	Number of Shares Issued	Maximum
	and Outstanding on	Number of
Stock Price Target	Grant Date Multiplied by:	Shares
$0.87	0.40%	196,627
$1.16	0.30%	147,470
$1.45	0.20%	98,313
$1.74	0.15%	73,735
$2.03	0.15%	73,735
$2.32	0.10%	49,157
$2.61	0.10%	49,157
$2.90	0.10%	49,157

The value of the COO Stock Plan was determined via a Monte Carlo market-based performance stock awards model to be $199,951. This amount will be recorded as a charge to additional paid-in capital on a straight-line basis over 31.5 months. During the three months ended March 31, 2025 and 2024, the amount of $19,043 was charged to operations pursuant to the COO Stock Plan.

On April 17, 2024, 196,627 shares of common stock vested pursuant to the achievement of the $0.87 price target. These shares were issued on July 9, 2024.

On July 25, 2024, the price target of $1.16 per share under the COO Stock Plan was achieved and 147,470 shares of common stock vested pursuant to this plan; on November 13, 2024, the price target of $1.45 per share under the COO Stock Plan was achieved, and 98,313 shares of common stock vested. On March 14, 2025, 133,632 shares of common stock were issued in satisfaction of these obligations, net of 112,151 shares withheld for taxes.

On January 14, 2025, the price target of $1.74 per share under the COO Stock Plan was achieved and 73,735 shares of common stock vested; and on March 7, 2025, the price target of $2.03 per share under the COO Stock Plan was achieved, and 73,735 shares of common stock vested. The total number of shares vested for achievement of the $1.74, and $2.03 price targets was 147,470; these shares are classified as common stock issuable on the Company’s balance sheet at March 31, 2025.

At March 31, 2025, a total of 147,471 shares of common stock remain unvested under the COO Stock Plan.

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

	Number of Shares Granted - Lower of:
	Number of Shares Issued	Maximum
	and Outstanding on	Number of
Stock Price Target	Grant Date Multiplied by:	Shares
$1.23	0.40%	131,085
$1.63	0.30%	98,313
$2.04	0.20%	65,542
$2.45	0.15%	49,157
$2.86	0.15%	49,157
$3.27	0.10%	32,771
$3.68	0.10%	32,771
$4.08	0.10%	32,771

The value of the CFO Stock Plan was determined via a Monte Carlo market-based performance stock awards model to be $238,747 at inception (see “Stock Plan Valuation” section below). This amount will be amortized over the 30-month life of the plan beginning January 1, 2024. During the three months ended March 31, 2025 and 2024, the amount of $23,875 was charged to operations pursuant to the CFO Stock Plan.

On July 31, 2024, the price target of $1.23 per share under the CFO Stock Plan was achieved and 131,085 shares of common stock vested pursuant to this plan. On February 6, 2025, 73,735 shares of common stock were issued in satisfaction of this obligation, net of 57,350 shares withheld for taxes.

On December 27, 2024, the price target of $1.63 per share under the CFO Stock Plan was achieved and 98,313 shares of common stock vested; and on March 10, 2025, the price target of $2.04 per share under the CFO Stock Plan was achieved and 65,542 shares of common stock vested. The total number of shares vested for achievement of the $1.63 and $2.04 price targets was 163,855; these share are classified as common stock issuable on the Company’s balance sheet at March 31, 2025.

At March 31, 2025, a total of 196,627 shares of common stock remain unvested under the CFO Stock Plan.

Stock Appreciation Rights

Effective May 15, 2023, the Company issued 1,500,000 stock appreciation rights (the “Smallwood SARs”) to Brady Smallwood, its COO. The Smallwood SARs vest upon issuance, and expire on December 31, 2026; 750,000 of the Smallwood SARs are priced at $1.50 per share, and 750,000 are priced at $2.00 per share. It is the Company’s intention to settle the Smallwood SARs in cash if the stock price exceeds the $1.50 and $2.00 per share price prior to the expiration date. The Smallwood SARs were valued utilizing the Black-Scholes valuation model, and had an aggregate fair value of $9,794 upon issuance; this amount was charged to operations and credited to stock appreciation rights liability. The Smallwood SARs are revalued each quarter, and any gain or loss in the fair value is charged to non-cash compensation expense. At March 31, 2025, the Smallwood SARs had a fair value of $1,413,746; the increase in fair value in the amount of $60,595 during the three months ended March 31, 2025 was charged to non-cash compensation. See Note 14.

The Smallwood SARs were valued using the Black-Scholes valuation model utilizing the following variables:

	March 31,	December 31,
	2025	2024
Volatility	135.88%	86.58 - 131.55%
Dividends	$-	$0
Risk-free interest rates	3.89%	3.66 - 4.71%
Remaining expected term (years)	1.75	2 - 2.75

Options

Transactions involving stock options are summarized as follows:

On January 9, 2025, the Company issued 60,000 shares of common stock pursuant to the cashless exercise of options held by an ex-employee to purchase 130,000 shares of common stock at a price of $1.25 per share and an additional 130,000 shares of common stock at a price of $1.75 per share. There was no gain or loss recorded on this transaction.

On January 13, 2025, the Company issued 24,026 shares of common stock pursuant to the cashless exercise of options held by an ex-employee to purchase 50,000 shares of common stock at a price of $1.00 per share. There was no gain or loss recorded on this transaction.

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2024	310,000	$1.42

Granted	-	$-
Exercised	(310,000)	$1.42
Cancelled / Expired	-	$-

Options outstanding at March 31, 2025 (unaudited)	-	$-
Options exercisable at March 31, 2025 (unaudited)	-	$-

Aggregate intrinsic value of options outstanding and exercisable at March 31, 2025 was $0. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $1.87 at March 31, 2025 and the exercise price multiplied by the number of options outstanding.

During the three months ended March 31, 2025 and 2024, the Company charged the amount of $0 and $2,034, respectively, to operations for the vesting of stock options.

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

The following table presents our segment results:

	March 31,		March 31,
	2025		2024
	Amount	%	Amount	%	$ Change	% Change
Revenue:
Digital Channels	$8,299,715	42.5%	$8,908,936	57.4%	$(609,221)	-7.0%
National distribution	$6,562,167	33.6%	$2,811,095	18.1%	$3,751,072)	133.4%
Local distribution	$4,433,618	22.7%	$2,355,045	15.2%	$2,078,573	88.3%
Direct to consumer	$-	-%	$1,234,866	8.0%	$(1,234,866)	-100.0%
Other services	$253,066	1.3%	$208,211	1.3%	$44,855	21.5%
Total revenue	$19,548,566	100.0%	$15,518,153	100.0%	$4,030,413	26.0%

Cost of sales	$15,062,759	77.1%	$11,713,219	75.5%	$3,349,540	28.6%
Gross margin	$4,485,807	22.9%	$3,804,934	24.5%	$680,873	17.9%

Cash OpEx:
Payroll & related costs	$2,852,101	14.6%	$2,474,852	15.9%	$377,249	15.2%
Computer and IT	$101,769	0.5%	$138,656	0.9%	$(36,887)	-26.6%
Office, facility, vehicles	$481,211	2.5%	$221,373	1.4%	$259,838	117.4%
Insurance	$149,973	0.8%	$195,670	1.3%	$(45,697)	-23.4%
Commissions	$-	0.0%	$147,300	0.9%	$(147,300)	0.0%
Travel & entertainment	$20,400	0.1%	$51,942	0.3%	$(31,542)	-60.7%
Advertising & marketing	$3,758	0.0%	$22,472	0.1%	$(18,714)	-83.3%
Banking and credit card processing	$8,546	0.0%	$1,629	0.0%	$6,917	424.6%
Professional fees	$762,489	3.9%	$290,432	1.9%	$472,057	162.5%
	$4,380,247	22.4%	$3,544,326	22.8%	$835,921	23.62%
Non-cash OpEx:
Bad debt expense	$27,555	0.1%	$22,882	0.1%	$4,673	20.4%
Share based compensation	$161,796	0.8%	$222,133	1.4%	$(60,337)	-27.2%
Depreciation & amortization	$108,302	0.6%	$110,261	0.7%	$(1,959)	-1.8%
Taxes & fees	$31,077	0.2%	$79,238	0.5%	$(48,161)	-60.8%
	$328,730	1.7%	$434,514	2.8%	$(105,784)	-24.3%
Non-Operating (Income) Expense:
Interest expense	$209,166	1.1%	$215,450	1.4%	$(6,284)	-2.9%
(Gain) loss on sale of subsidiaries	$-	0.0%	$(21,126)	-0.1%	$21,126	-100.0%
(Gain) loss on sale of assets	$-	0.0%	$(1,807,516)	-11.6%	$1,807,516	-100.0%
Other (income) expense	$(1,900)	0.0%	$(1,900)	0.0%	$(1,314)	69.2%
Total other (income) expense	$207,266	1.1%	$(1,615,092)	-10.4%	$1,821,044	-112.8%

Net income (loss) from continuing operations	$(430,436)	-2.2%	$1,441,186	9.3%	$(1,871,622)	-129.9%

Other segment disclosures:
Segment assets	$25,136,372		$19,049,823
Expenditures for segment assets	$163,366		$1,406

19. RELATED PARTY TRANSACTIONS

Payments to Prior Executive Officers under Separation Agreements

Three months ended March 31, 2025:

The Company paid cash in the amount of $83,333 to Mr. Klepfish, its prior CEO, in connection with the SK Agreements.

Three months ended March 31, 2024:

The Company paid cash in the amount of $83,333 to Mr. Klepfish.

The Company made Cobra payments on behalf of Mr. Weirnasz, its prior Director of Strategic Acquisitions and previous board member, in the amount of $967.

The Company made cash payments to Mr. Tang, its prior CFO, in the amount of $41,125, and made Cobra payments on behalf of Mr. Tang in the amount of $2,885.

20. MAJOR CUSTOMERS

During the three months ended March 31, 2025 and 2024, the Company’s largest customer, U.S. Foods, Inc. and its affiliates, accounted for approximately 34% and 49% of total sales, respectively; Sam’s Club, a membership-based warehouse retailer and subsidiary of Walmart Inc. represented 19% and 0% of total sales, respectively; and Gate Gourmet, the leading global provider of airline catering solutions and provisioning services for airlines, represented 12% and 17% of total sales, respectively.

21. COMMITMENTS AND CONTINGENCIES

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

22. SUBSEQUENT EVENTS

On May 1, 2025, the Company agreed to a settlement in the amount of $210,000 in connection with a contractual dispute with High-Impact Analytics, LLC. This amount has been charged to operations and accrued on the Company’s balance sheet at March 31, 2025.

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

Certain information contained in this discussion and elsewhere in this report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Private Securities Litigation Reform Act”), and is subject to the safe harbor created by that act. The safe harbor created by the Private Securities Litigation Reform Act will not apply to certain “forward-looking statements” because we issued “penny stock” (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 3(a)(51-1) under the Exchange Act) during the three year period preceding the date(s) on which those forward-looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission (the “SEC”). We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on our behalf. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “explore,” “consider,” “anticipate,” “intend,” “could,” “estimate,” “plan,” “propose” or “continue” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

●	Our ability to raise capital necessary to sustain our anticipated operations and implement our business plan,

●	Our ability to implement our business plan, including sale and acquisition of certain operations,

●	Our ability to generate sufficient cash to pay our lenders and other creditors,

●	Our dependence on three major customers,

●	Our ability to employ and retain qualified management and employees,

●	Our dependence on the efforts and abilities of our current employees and executive officers,

●	Changes in government regulations that are applicable to our current or anticipated business,

●	Changes in the demand for our services and different food trends,

●	The imposition of tariffs or other trade restrictions that may increase costs or disrupt our supply chain,

●	The degree and nature of our competition,

●	The lack of diversification of our business plan,

●	The general volatility of the capital markets and the establishment of a market for our shares, and

●	Disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police and military activities overseas and other disruptive worldwide political and economic events, health pandemics, rising inflation and energy costs, and environmental weather conditions.

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

Provision for Doubtful Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts pursuant to the guidance of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326), as codified in Accounts Standards Codification (“ASC”) 326, Financial Instruments – Credit Losses. Under ASC 326, the Company utilizes a current and expected credit loss (CECL) impairment model. ASU 2016-13 became effective for us on January 1, 2023. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $40,002 at March 31, 2025 and December 31, 2024.

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

Financial Highlights For the fiscal quarter ended March 31, 2025, IVFH reported revenue of $19.5 million, a 26% increase compared to $15.5 million in 2024. Our organic revenue growth, which excludes the impact of divestitures and acquisitions, was an impressive 23% for the full quarter. Revenue growth was particularly strong in our national distribution, with total revenue increasing 133%. These results reflect our strategic efforts to enhance our market presence and expand our customer base.

Q1 Revenue Breakdown:

●	Digital Channels: Largely made up of our Distributor Relationships and supported by our Drop Ship model. This category contributed $8.3 million, which is 42.5% of our total revenue. This represents a decrease of 7% from $8.9 million in 2024, primarily due to continued headwinds in our legacy drop ship business.

●	National Distribution: Captures our growing partnerships with airline caterers and our new national retail customer. This category generated $6.6 million, or 33.6% of total revenue, marking a 133% increase from $2.8 million in 2024. These sales are generally delivered to the customer through 3PL carriers or FedEx.

●	Local Distribution: Consists mainly of local sales team relationships and our local fleet delivering direct from warehouse. This category brought in $4.4 million, or 22.7% of total revenue, an increase of 88% from $2.3 million in 2024, supported by $2.0 million from the recent acquisitions of LoCo Foods and Golden Organics.

●	Direct-to-Consumer: Divested; however, will continue to impact revenue throughout much of 2025 due to the historical revenues generated by igourmet.com through Q3 2024. In Q1 2025, Direct-to-Consumer revenue declined by 100%, compared to $1.2 million in Q1 2024.

●	Other Services: Consists of numerous activities, mainly monetizing the excess space in Pennsylvania. This category contributed $253k, or 1.3% of total revenue, an increase of 22% from $208k in 2024.

Cost of goods sold for the quarter increased 28.6% to $15.1 million compared to $11.7 million last year. Gross margin dropped by 157 basis points to 22.9%, mainly due to changes in our sales mix as we expanded our cheese business. Cheese products sold to retailers carry lower margins than our other offerings and accounted for 19% of Q1 2025 sales, versus 0% in Q1 2024. Excluding cheese, gross margins improved 282 bps. However, the cheese business is expected to improve with better volume costing and cutting efficiency. The margin decline was partially offset by lower shipping costs, which boosted 280 bps, representing 9.6% of revenue in Q1 2025 compared to 12.4% last year.

Operating Expenses

Cash Operating Expenses (Cash OpEx):

●	Payroll and related costs increased by $377 thousand to $2.9 million. This increase was mainly due to higher headcount to support national distribution business, amounting to $320 thousand, and employees added through acquisitions completed in Q4 2024, which amounted to $307 thousand. These increases were partially offset by reduced benefits expense of $100 thousand, reduced payroll taxes of $70 thousand, and bonus accrual reduced by $91 thousand compared to the prior year period.

●	Computer and IT Costs: Reduced by $37 thousand to $101 thousand, reflecting the Company’s efforts to streamline IT operations and reduce software and hardware expenses.

●	Office expenses increased by $259 thousand. The increase is attributed to new office locations costing $139 thousand and larger truck fleet costs of $65k as a result of the acquisition of Golden Organics and LoCo Foods. As part of this acquisition, LoCo Foods relocated from Fort Collins to Denver, consolidating offices. By consolidating offices, Q1 results reflect $50 thousand in rent and utilities related to the closed facility that will not continue in subsequent quarters. Additionally, additional building-related costs at our cheese distribution facility amount to $56 thousand. These costs are anticipated to continue in subsequent quarters.

●	Advertising and Digital Marketing Costs: Significant reduction of $166 thousand to $5 thousand, resulting from the restructuring of marketing programs and a strategic shift away from direct-to-consumer advertising.

●	Professional and legal fees increased by $472 thousand to $762 thousand, with approximately $288 thousand attributable to various legal and transactional activities related to acquisitions, contractual dispute settlement, and other corporate actions which are not expected to recur.

Total Cash OpEx increased: The total Cash OpEx increased by $835 thousand, reflecting growth in our national distribution channels and M&A activity in Q4 2024.

Non-Cash Operating Expenses (Non-Cash OpEx):

●	Share-Based Compensation: Decreased by $60 thousand to $161 thousand, due to revaluation of stock options and other equity-based incentives to attract and retain key personnel.

●	Depreciation and amortization expense decreased by $2 thousand to $108 thousand, reflecting a similar net book value of property, plant, and equipment compared to the prior year period.

●	Bad Debt Expense: Increased by $4 thousand to $27 thousand, as a result of customer shut downs in our local distribution sector.

●	Impairment of Intangible Assets: No impairment costs in 2025 or 2024.

Non-Recurring Expenses:

●	Gain on Sale of Assets: No transactions in Q1 2025 and $1.8 million in 2024, from the sale of the headquarters building

●	Gain on Sale of Subsidiaries: No transactions in Q1 2025 and $21 thousand from the sale of Haley Group, Inc. in 2024

Net (Loss) Income

During the first quarter of 2025, the company reported a net loss from continuing operations of $430 thousand, compared to a net income of $1.4 million in 2024, representing a decline of $1.9 million.

Liquidity and Capital Resources at March 31, 2025

As of March 31, 2025, IVFH had current assets of $21.7 million, including cash and cash equivalents of $1.1 million, and current liabilities of $7.7 million. The company had net working capital of $14.0 million.

Cash Flow Analysis:

●	Operating Activities: Used $1.0 million, primarily due to changes in working capital components. The significant changes in working capital included:

●	Accounts receivable decreased by $1.5 million, primarily reflecting the collection of receivables related to elevated cheese sales in Q4 2024. Cheese sales totalled approximately $5.4 million in Q4 compared to $3.8 million in Q1 2025, as the company completed the Q4 initial pipeline fill. The higher Q4 sales drove an increase in accounts receivable at year-end, and the subsequent collection of these balances contributed to the decrease in Q1 2025. There has been no material change in collection performance during the period.

●	Inventory increased by $617 thousand, primarily to support anticipated demand from new retail and airline customers and to replenish depleted inventory levels associated with the newly acquired LoCo Foods distribution business. This increase is consistent with the Company’s overall sales growth, as revenues increased approximately 26% year-over-year, and higher inventory levels were expected to support this expanded sales volume.

●	Accounts payable and accrued liabilities decreased by $1.8 million, primarily due to paydowns of inventory purchases related to the elevated Q4 2024 cheese sales, which were settled in Q1 2025. In addition, the decrease reflects the payment of aged vendor payables associated with the acquired LocoFoods business.

●	Investing activities: Net cash used in investing activities was $163 thousand, primarily related to purchases of property and equipment. These investments included equipment for cheese cutting operations and warehouse improvements to support the consolidation of Loco Foods and Golden Organics, acquired in Q4 2024.

●	Financing Activities: Used $134 thousand, primarily from the principal payments on debt.

Future Capital Needs IVFH anticipates significant capital expenditure in the coming years to support its growth initiatives and operational improvements. Key areas of investment include:

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

The Company plans to finance these capital needs through a combination of internal cash flows, debt financing, and potential equity offerings. IVFH is committed to maintaining a strong balance sheet and ensuring sufficient liquidity to support its strategic initiatives

Transactions with Major Customers

Transactions with a major customer and related economic dependence information is set forth below and following our discussion of Liquidity and Capital Resources.

The Company’s largest customer, U.S. Foods, Inc. and its affiliates, accounted for approximately 34% and 50% of total sales in the three months ended March 31, 2025 and 2024, respectively; Sam’s Club, a membership-based warehouse retailer and subsidiary of Walmart Inc. represented 19% and 0% of total sales, respectively; and Gate Gourmet, the leading global provider of airline catering solutions and provisioning services for airlines, represented 12% and 17% of total sales, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

In the opinion of management, inflation has had a material effect on the Company’s financial condition and results of its operations. The Company has seen the impact of inflation across its costs for fuel, shipping, cost of goods, and marketing. Balancing the management of these increases with the willingness of our customers to pay higher prices will continue to be a key focus for the Company this year. However, no assurance can be given that we will be successful and inflationary pressure on our profits will likely continue through 2025.

RISK FACTORS

The Company’s business and success is subject to numerous risk factors as detailed in its Annual Report on Form 10-K for the year ended December 31, 2024 and other of its Current Reports on Form 8-K, all of which reports are available at no cost at www.sec.gov.

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

(a) Evaluation of disclosure controls and procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) as of the end of the period covered by this report, have determined that our disclosure controls and procedures were effective at March 31, 2025 at the reasonable assurance level. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On September 11, 2023, the Company entered into an agreement with High Impact Analytics, LLC (“High Impact”) whereby the latter would provide sales management and support services in exchange for a variable fee. The agreement contained a provision requiring 30 days’ written notice for “cancellation”, following which High Impact would be entitled to commissions for 120 days thereafter; the agreement also explicitly expired on September 11, 2024 (at which point, by its own terms, it was “no longer in force”), and was not renewed. High Impact demanded continuing variable fee payments on the grounds that the Company had not “cancelled” the agreement, and the Company responded that the agreement expressly terminated on September 11, 2024, such that no cancellation was required. On March 13, 2025, High Impact filed suit in Benton County, Arkansas, alleging that it is entitled to fees in the amount of $500,000, or alternatively treble damages under Ark. Code Ann. § 4-70-301. On May 1, 2025, the Company reached a settlement agreement to resolve a dispute with High Impact. In connection with the settlement, the Company will pay $210 thousand in Q2 2025. The related amount has been accrued for in the financial statements as of March 31, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

SIGNATURE	TITLE	DATE

/s/ Robert William Bennett	Chief Executive Officer and Director	May 15, 2025
Robert William Bennett	(Principal Executive Officer)

/s/ Gary Schubert	Chief Financial Officer	May 15, 2025
Gary Schubert	(Principal Financial and Accounting Officer)