Form 10-Q
period 2025-06-30
INNOVATIVE FOOD HOLDINGS INC
filed 2025-08-14
CIK 312257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,785,684 shares of common stock outstanding as of August 11, 2025.

INNOVATIVE FOOD HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Innovative Food Holdings, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,553,555	$2,330,880
Accounts receivable, net	6,916,597	9,039,232
Inventory, net	5,901,009	6,290,488
Other current assets	338,237	238,526
Assets held for sale	5,941,933	5,941,933
Current assets - discontinued operations	-	49,315
Total current assets	20,651,331	23,890,374

Property and equipment, net	1,678,212	1,584,878
Right of use assets - operating leases, net	581,504	705,476
Right of use assets - finance leases, net	464,507	524,273
Amortizable intangible assets, net	381,216	424,372
Tradenames and other unamortizable intangible assets	217,000	217,000
Total assets	$23,973,770	$27,346,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,187,591	$6,653,622
Accrued separation costs - related parties, current portion	225,559	334,532
Accrued interest	83,207	91,347
Deferred revenue	345,800	349,600
Stock appreciation rights liability	1,125,887	1,353,150
Notes payable, current portion	197,347	190,052
Lease liability - operating leases, current	242,975	239,660
Lease liability - finance leases, current	84,786	147,797
Contingent liability, current	54,430	54,430
Total current liabilities	6,547,582	9,414,190

Note payable, net of discount	8,599,293	8,692,674
Accrued separation costs - related parties, non-current	400,000	457,692
Lease liability - operating leases, non-current	344,843	467,569
Lease liability - finance leases, non-current	76,919	139,591
Total liabilities	15,968,637	19,171,716

Commitments & Contingencies (see note 18)
Stockholders’ equity
Common stock: $0.0001 par value; 500,000,000 shares authorized; 57,196,294 and 56,009,032 shares issued, and 54,351,997 and 53,164,735 shares outstanding at June 30, 2025 and December 31, 2024, respectively	5,717	5,598
Common stock to be issued; 433,687 and 738,032 shares at June 30, 2025 and December 31, 2024, respectively	42	74
Additional paid-in capital	45,722,436	45,520,121
Treasury stock: 2,644,297 shares outstanding at June 30, 2025 and December 31, 2024	(1,141,372)	(1,141,372)
Accumulated deficit	(36,581,690)	(36,209,764)
Total stockholders’ equity	8,005,133	8,174,657

Total liabilities and stockholders’ equity	$23,973,770	$27,346,373

See condensed notes to these unaudited consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024

Revenue	$21,103,134	$16,624,289	$40,651,700	$32,142,441
Cost of goods sold	16,669,281	12,642,401	31,732,040	24,355,620
Gross margin	4,433,853	3,981,888	8,919,660	7,786,821

Selling, general and administrative expenses	4,189,316	3,834,301	8,898,293	7,813,140
Total operating expenses	4,189,316	3,834,301	8,898,293	7,813,140

Operating income (loss)	244,537	147,587	21,367	(26,319)

Other income (expense):
Interest expense, net	(187,927)	(209,487)	(397,093)	(424,937)
Gain on sale of assets	-	-	-	1,807,516
Gain on sale of subsidiary	-	-	-	21,126
Other leasing income	1,900	1,900	3,800	3,800
Total other income (expense)	(186,027)	(207,587)	(393,293)	1,407,505

Net income (loss) before taxes	58,510	(60,000)	(371,926)	1,381,186

Income tax expense	-	-	-	-

Net income (loss) from continuing operations	$58,510	$(60,000)	$(371,926)	$1,381,186

Net (loss) from discontinued operations	$-	$(43,324)	$-	$(58,636)

Consolidated net income (loss)	$58,510	$(103,324)	$(371,926)	$1,322,550

Net income (loss) per share from continuing operations - basic	$0.001	$(0.001)	$(0.007)	$0.028

Net income (loss) per share from continuing operations - diluted	$0.001	$(0.001)	$(0.007)	$0.027

Net (loss) per share from discontinued operations - basic	$-	$(0.001)	$-	$(0.001)

Net (loss) per share from discontinued operations - diluted	$-	$(0.001)	$-	$(0.001)

Weighted average shares outstanding - basic	54,785,684	49,702,026	54,376,253	49,708,112

Weighted average shares outstanding - diluted	54,785,684	51,117,570	54,376,253	51,123,656

See condensed notes to these unaudited consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

	Common Stock		Common Stock to be issued		Additional Paid-in	Treasury Stock		Accumulated
	Amount	Value	Amount	Value	Capital	Amount	Value	Deficit	Total

Balance - March 31, 2024	52,538,100	$5,251	-	$-	$42,844,922	2,644,297	$(1,141,372)	$(37,395,404)	$4,313,397
Fair value of shares under compensation plan	-	-	-	-	105,269	-	-	-	105,269
Shares issued for cashless exercise of options	24,138	2	-	-	(2)	-	-	-	-
Net loss for the three months ended June 30, 2024	-	-	-	-	-	-	-	(103,324)	(103,324)
Balance - June 30, 2024	52,562,238	$5,253	-	$-	$42,950,189	2,644,297	$(1,141,372)	$(37,498,728)	$4,315,342

Balance - March 31, 2025	56,831,090	$5,680	798,891	$79	$45,621,235	2,644,297	$(1,141,372)	$(36,640,200)	$7,845,422

Fair value of shares under compensation plan	-	-	-	-	101,201	-	-	-	101,201
Shares issued under compensation plans	365,204	37	(365,204)	(37)	-	-	-	-	-
Net income for the three months ended June 30, 2025	-	-	-	-	-	-	-	58,510	58,510
Balance - June 30, 2025	57,196,294	$5,717	433,687	$42	$45,722,436	2,644,297	$(1,141,372)	$(36,581,690)	$8,005,133

Balance - December 31, 2023	52,538,100	$5,251	-	$-	$42,762,811	2,623,171	$(1,141,370)	$(38,821,278)	$2,805,414
Shares returned to treasury from sale of subsidiary	-	-	-	-	(21,124)	21,126	(2)	-	(21,126)
Fair value of shares under compensation plan	-	-	-	-	208,504	-	-	-	208,504
Shares issued for cashless exercise of options	24,138	2	-	-	(2)	-	-	-	-
Net loss for the six months ended June 30, 2024	-	-	-	-	-	-	-	1,322,550	1,322,550
Balance - June 30, 2024	52,562,238	$5,253	-	$-	$42,950,189	2,644,297	$(1,141,372)	$(37,498,728)	$4,315,342

Balance - December 31, 2024	56,009,032	$5,598	738,032	$74	$45,520,121	2,644,297	$(1,141,372)	$(36,209,764)	$8,174,657
Shares issued in cashless conversion of options	84,026	8	-	-	(8)	-	-	-	-
Fair value of shares under compensation plan	-	-	-	-	202,402	-	-	-	202,402
Shares earned under compensation plans	-	-	798,891	79	(79)	-	-	-	-
Shares issued under compensation plans	1,103,236	74	(738,032)	(74)	-	-	-	-	-
Shares issued from shares to be issued		37	(365,204)	(37)	-	-	-	-	-
Net loss for the six months ended June 30, 2025	-	-	-	-	-	-	-	(371,926)	(371,926)
Balance - June 30, 2025	57,196,294	$5,717	433,687	$42	$45,722,436	2,644,297	$(1,141,372)	$(36,581,690)	$8,005,133

See condensed notes to these unaudited consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2025	2024

Cash flows used in operating activities:
Net income (loss)	$(371,926)	$1,322,550
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on disposition of assets	-	(1,807,516)
(Gain) Loss on sale of subsidiaries	-	(21,126)
Depreciation and amortization	218,474	168,562
Amortization of right of use asset	123,972	8,421
Amortization of discount on notes payable	2,568	2,568
Stock based compensation	202,402	208,504
Value of stock appreciation rights	(227,263)	531,748
Provision for credit losses	28,310	35,855

Changes in assets and liabilities:
Accounts receivable, net	2,094,325	(926,416)
Inventory and other current assets, net	289,768	199,167
Accounts payable and accrued liabilities	(2,473,041)	(3,037,522)
Accrued separation costs - related parties	(166,665)	(287,911)
Deferred revenue	(3,800)	128,319
Operating lease liability	(119,411)	(8,421)
Net cash used in operating activities	(402,287)	(3,483,218)

Cash flows from investing activities:
Acquisition of property and equipment	(208,886)	(15,857)
Cash received from disposition of asset, net of loan payoff	-	2,101,185
Net cash provided by (used in) investing activities	(208,886)	2,085,328

Cash flows from financing activities:
Principal payments on debt	(88,654)	(43,548)
Principal payments financing leases	(126,813)	(94,841)
Cash received from line of credit	500,000	-
Principal payments on line of credit	(500,000)	-
Net cash used in financing activities	(215,467)	(138,389)

Decrease in cash and cash equivalents	(826,640)	(1,536,279)

Cash and cash equivalents at beginning of period	2,380,195	5,422,335

Cash and cash equivalents at end of period - continuing operations	$1,553,555	$3,767,097
Cash and cash equivalents at end of period - discontinued operations	$-	$118,959
Cash and cash equivalents at end of period	$1,553,555	$3,886,056

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$409,271	$456,062

Taxes	$-	$-

Non-cash investing and financing activities:
Reclassify fixed assets as held for sale	$-	$5,941,933
Principal and accrued interest paid from escrow to Maple Mark Bank	$-	$353,815
Issuance of common stock under compensation plans	$74	$-
Issuance of common stock from common stock to be issued	$37	$-
Issuance of stock for cashless exercise of options	$8	$2
Capitalized interest on financing lease	$1,130	$-

See condensed notes to these unaudited consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

1. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include those of Innovative Food Holdings, Inc. and all of its wholly-owned subsidiaries (collectively, “we,” “our,” “us” or the “Company”) and have been prepared in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes as contained in Form 10-K for the year ended December 31, 2024. In the opinion of management, the interim unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations to be expected for the full year.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. As of June 30, 2025 and December 31, 2024, the Company’s largest customer, U.S. Foods, Inc. and its affiliates, accounted for approximately 17% and 10% of accounts receivable, respectively; Sam’s Club, represented 14% and 34% of accounts receivable, respectively; and Gate Gourmet, the leading global provider of airline catering solutions and provisioning services for airlines, represented 27% and 15% of accounts receivable, respectively.

The Company maintains cash balances in excess of Federal Deposit Insurance Corporation limits. At June 30, 2025 and December 31, 2024, the total cash in excess of these limits was $190,229 and $1,016,918, respectively.

Accounts Receivable

The Company provides an allowance for credit losses equal to the estimated uncollectible amounts pursuant to the guidance of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326) as codified in ASC 326, Financial Instruments – Credit Losses. Under ASC 326, the Company utilizes a current and expected credit loss (CECL) impairment model. ASU 2016-13 became effective for us on January 1, 2023. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $40,002 at June 30, 2025 and December 31, 2024.

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

Deferred Revenue

Deferred revenue relates to a long-term lease agreement under which the Company received a one-time upfront payment associated with the installation of a telecommunications tower on a building owned by the Company. This lease has a 50-year term, and revenue is being recognized on a straight-line basis over the life of the lease.

The following table represents the changes in deferred revenue as reported on the Company’s consolidated balance sheets:

Balance as of December 31, 2023	$357,200
Cash payments received	-
Net leasing income recognized	(1,900)
Balance as of March 31, 2024 (unaudited)	$355,300
Cash payments received	-
Net leasing income recognized	(1,900)
Balance as of June 30, 2024 (unaudited)	$353,400

Balance as of December 31, 2024	$349,600
Cash payments received	-
Net leasing income recognized	(1,900)
Balance as of March 31, 2025 (unaudited)	$347,700
Cash payments received	-
Net leasing income recognized	(1,900)
Balance as of June 30, 2025 (unaudited)	$345,800

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Digital Channels	$9,046,593	$9,513,381	$17,346,308	$18,422,316
National Distribution	7,623,154	3,122,801	14,185,321	5,933,896
Local Distribution	4,232,711	2,822,053	8,666,329	5,177,098
Direct-to-Consumer	-	916,797	-	2,151,663
Other Services	200,676	249,257	453,742	457,468
Total	$21,103,134	$16,624,289	$40,651,700	$32,142,441

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

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Numerator:
Net income (loss) from continuing operations	$58,510	$(60,000)	$(371,926)	$1,381,186
Denominator:
Weighted average shares outstanding - basic	54,785,684	49,702,026	54,376,253	49,708,112
Dilutive effect of stock issuable under compensation plan	-	1,415,544	-	1,415,544
Weighted average shares outstanding - diluted	54,785,684	51,117,570	54,376,253	51,123,656

Net income (loss) per share from continuing operations - diluted	$0.001	$(0.001)	$(0.007)	$0.027

Dilutive Shares at June 30, 2025:

Stock Options

None.

Restricted Stock Awards

At June 30, 2025, there were 300,000 unvested restricted stock awards remaining from grants in a prior year. Those 300,000 restricted stock awards will vest as follows: 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days. The fair value of these RSUs at the date of the grants will be charged to operations upon vesting. At June 30, 2025, none of these RSU were vested. There was no charge to operations for these RSUs during the three and six months ended June 30, 2025.

Stock-based Compensation

At June 30, 2025, there were a total of 433,687 shares of common stock potentially issuable to the Company’s executive officers pursuant to compensation plans and contingent upon the achievement of certain performance goals; see Notes 14 and 17. These shares have vested and are included in basic shares outstanding and fully-diluted earnings per share for the three and six months ended June 30, 2025. During the three and six months ended June 30, 2025, the amount of $101,201 and $202,402, respectively, was charged to stock-based compensation. See note 17.

Computation of basic and diluted EPS:

There are no potentially issuable shares not included in basic earnings per share, and no difference between EPS and fully-diluted EPS for the three and six months ended June 30, 2025.

Dilutive shares at June 30, 2024:

Stock Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company at June 30, 2024:

		Weighted average
Exercise Price	Number of Options	Remaining contractual life (years)
$1.00	50,000	1.50
$1.25	130,000	2.00
$1.75	130,000	2.00
	310,000	1.92

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

Stock-based Compensation

At June 30, 2024, there were a total of 3,910,534 shares of common stock potentially issuable to the Company’s executive officers pursuant to compensation plans and contingent upon the achievement of certain performance goals; see notes 17. Of these, 1,415,544 shares have vested and are included in fully-diluted shares outstanding during the six months ended June 30, 2024; 2,490,990 have not vested, and are excluded from the calculation of fully-diluted shares outstanding during the six months ended June 30, 2024. During the three and six months ended June 30, 2024, the amounts of $105,269 and $208,504, respectively, were charged to stock-based compensation.

New Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for annual reporting periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company has adopted this guidance. The adoption of this pronouncement did not have a material effect on the Company’s Consolidated Financial Statements and segment disclosures.

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

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$-	$34,636	$	$271,453
Cost of goods sold	-	(49,165)		(233,983)
Gross margin	-	(14,529)		37,470

Selling, general, and administrative expenses	-	(28,795)		(96,106)
		-
Interest income	-	-
Loss from discontinued operations, net of tax	$-	$(43,324)	$	$(58,636)

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

5. ACCOUNTS RECEIVABLE

At June 30, 2025 and December 31, 2024, accounts receivable consists of:

	June 30, 2025	December 31, 2024
	(unaudited)
Accounts receivable from customers	$6,956,599	$9,079,234
Allowance for credit losses	(40,002)	(40,002)
Accounts receivable, net	$6,916,597	$9,039,232

During the three and six months ended June 30, 2025, the Company charged the amount of $755 and $28,310 to provision for credit losses, respectively. During the three and six months ended June 30, 2024, the Company charged the amount of $12,973 and $35,855 to provision for credit losses, respectively.

6. INVENTORY

Inventory consists primarily of specialty food products. At June 30, 2025 and December 31, 2024, inventory consisted of the following:

	June 30, 2025	December 31, 2024
	(unaudited)
Finished goods inventory	$5,901,009	$6,290,488
Allowance for slow moving & obsolete inventory	-	-
Finished goods inventory, net	$5,901,009	$6,290,488

7. PROPERTY AND EQUIPMENT

A summary of property and equipment at June 30, 2025 and December 31, 2024 is as follows:

	June 30, 2025	December 31, 2024
	(unaudited)
Land	$208,140	$208,140
Building	1,045,335	904,593
Computer and Office Equipment	290,441	260,702
Warehouse Equipment	655,622	617,587
Furniture and Fixtures	953,240	952,870
Vehicles	277,353	277,353
Total before accumulated depreciation	3,430,131	3,221,245
Less: accumulated depreciation	(1,751,919)	(1,636,367)
Total	$1,678,212	$1,584,878

Depreciation expense for property and equipment amounted to $88,594 and $53,366 for the three months ended June 30, 2025 and 2024, respectively, and $175,318 and $125,525 for the six months ended June 30, 2025 and 2024, respectively. Depreciation expense for property and equipment is recorded in selling, general & administrative expenses on the Company’s statement of operations. During the six months ended June 30, 2025 and 2024, the Company acquired property and equipment in the amount of $208,886 and $15,857, respectively.

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

As of June 30, 2025 and December 31, 2024, the Company classified the land and building located at 220 Oak Hill Road, Mountain Top, Pennsylvania, as held for sale.

The net book value of these assets consisted of the following at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
	(unaudited)
Land	$871,372	$871,372
Building	5,070,561	5,070,561
Furniture, fixtures, and equipment	-	-
Total	$5,941,933	$5,941,933

9. RIGHT OF USE (“ROU”) ASSETS AND LEASE LIABILITIES – OPERATING LEASES

The Company has operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 3 years, some of which include options to extend.

The Company’s lease expense for the three months ended June 30, 2025 and 2024 was entirely comprised of operating leases and amounted to $71,566 and $4,633, respectively. The Company’s lease expense for the six months ended June 30, 2025 and 2024 was entirely comprised of operating leases and amounted to $142,432 and $9,266, respectively.

The Company’s ROU asset amortization for the three months ended June 30, 2025 and 2024 was $61,469 and $4,175, respectively. The Company’s ROU asset amortization for the six months ended June 30, 2025 and 2024 was $123,972 and $8,421, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

The weighted-average discount rate for operating leases was 7.00% at June 30, 2025 and December 31, 2024. The weighted-average remaining lease term of operating leases was 2.40 and 2.85 years at June 30, 2025 and December 31, 2024, respectively.

Right of use assets – operating leases are summarized below:

	June 30, 2025	December 31, 2024
	(unaudited)
Building	$464,149	$565,931
Vehicles	114,977	128,158
Warehouse equipment	631	7,950
Office equipment	1,747	3,437
Right of use assets, net	$581,504	$705,476

Operating lease liabilities are summarized below:

	June 30, 2025	December 31, 2024
	(unaudited)
Building	$470,462	$567,684
Vehicles	114,978	128,158
Warehouse equipment	631	7,950
Office equipment	1,747	3,437
Lease liability	$587,818	$707,229
Less: current portion	(242,975)	(239,660)
Lease liability, non-current	$344,843	$467,569

Maturity analysis under these lease agreements are as follows:

For the period ended June 30, 2026	$276,393
For the period ended June 30, 2027	282,036
For the period ended June 30, 2028	56,199
For the period ended June 30, 2029	26,212
For the period ended June 30, 2030	-
Total	$640,840
Less: Present value discount	(53,022)
Lease liability	$587,818

10. RIGHT OF USE ASSETS – FINANCING LEASES

The Company has financing leases for vehicles and warehouse equipment. Right of use asset – financing leases are summarized below:

	June 30, 2025	December 31, 2024
	(unaudited)
Vehicles	$404,858	$404,858
Warehouse equipment	736,156	736,156
Total before accumulated depreciation	1,141,014	1,141,014
Less: accumulated depreciation	(676,507)	(616,741)
Total	$464,507	$524,273

Depreciation expense related to right of use assets for the three months ended June 30, 2025 and 2024 was $29,883 and $4,061, respectively. Depreciation expense related to right of use assets for the six months ended June 30, 2025 and 2024 was $59,766 and $28,976, respectively.

The weighted-average interest rate for financing leases was 5.78% at June 30, 2025 and 5.83 % at December 31, 2024. The weighted-average remaining lease term of financing leases was 2.57 and 2.80 years at June 30, 2025 and December 31, 2024, respectively.

Financing lease liabilities are summarized below:

	June 30, 2025	December 31, 2024
	(unaudited)
Financing lease obligation under a lease agreement for warehouse furniture and equipment truck dated October 14, 2020 in the original amount of $514,173 payable in sixty monthly installments of $9,942 including interest at the rate of 6.01%. During the three months ended June 30, 2025, the Company made principal and interest payments on this lease obligation in the amount of $29,091 and $735, respectively; during the six months ended June 30, 2025, the Company made principal and interest payments on this lease obligation in the amount of $57,748 and $1,903, respectively.	$29,530	$87,278

Financing lease obligation under a lease agreement for a truck dated March 31, 2020 in the original amount of $152,548 payable in eighty-four monthly installments of $2,188 including interest at the rate of 5.44%. During the three months ended June 30, 2025, the Company made principal and interest payments on this lease obligation in the amounts of $5,942 and $622, respectively; during the six months ended June 30, 2025, the Company made principal and interest payments on this lease obligation in the amounts of $11,804 and $1,324, respectively. During the three months ended June 30, 2024, the Company made principal and interest payments on this lease obligation in the amount of $27,399 and $2,427, respectively; during the six months ended June 30, 2024, the Company made principal and interest payments on this lease obligation in the amount of $54,385 and $5,261, respectively.	$41,745	$53,549

Financing lease obligation under a lease agreement for a truck dated August 23, 2019 in the original amount of $80,413 payable in eighty-four monthly installments of $1,148 including interest at the rate of 5.0%. During the three months ended June 30, 2025, the Company made principal and interest payments on this lease obligation in the amounts of $3,236 and $208, respectively; during the six months ended June 30, 2025, the Company made principal and interest payments on this lease obligation in the amounts of $6,431 and $457, respectively. During the three months ended June 30, 2024, the Company made principal and interest payments on this lease obligation in the amounts of $3,078 and $366, respectively; during the six months ended June 30, 2024, the Company made principal and interest payments on this lease obligation in the amount of $6,120 and $770, respectively.	$14,498	$20,929

Financing lease obligation under a lease agreement for warehouse equipment dated September 12, 2024 in the original amount of $180,740 payable in sixty monthly payments in the minimum amount of $2,846 including interest at the rate of 6.01%. The amount of the monthly payments is based upon the amount of supplies and materials the Company purchases from the lessor each month. During the three months ended June 30, 2025, the Company made principal and interest payments on this lease obligation in the amount of $0 and capitalized interest in the amount of $1,130. During the six months ended June 30, 2025, the Company made principal and interest payments on this lease obligation in the amounts of $50,830 and $1,579, respectively, and capitalized interest in the amount of $1,130.	$75,932	$125,632

Total	$161,705	$287,388

Current portion	$84,786	$147,797
Long-term maturities	76,919	139,591
Total	$161,705	$287,388

There was no accrued interest on financing leases at June 30, 2025 and December 31, 2024.

Aggregate maturities of lease liabilities:

For the period ended December 31,
2025	$56,214
2026	49,832
2027	22,035
2028	18,781
2029	14,843
Total	$161,705

11. INTANGIBLE ASSETS

The Company acquired certain intangible assets pursuant to the acquisitions of Artisan Specialty Foods, Inc. (“Artisan”), igourmet, and Mouth. These assets include non-compete agreements, customer relationships, trade names, internally developed technology, and goodwill. The Company has also capitalized the development of its website.

Other Amortizable Intangible Assets

The following table represents the balances of other amortizable intangible assets as of June 30, 2025 and December 31, 2024:

	June 30, 2025 (unaudited)
		Accumulated
	Cost	Amortization	Net
Total Customer lists	$431,565	$50,349	$381,216

	December 31, 2024
		Accumulated
	Gross	Amortization	Net
Total Customer lists	$431,565	$7,193	$424,372

Total amortization expense for the three months ended June 30, 2025 and 2024 was $21,578 and $0, respectively. Total amortization expense for the six months ended June 30, 2025 and 2024 was $43,156 and $0, respectively.

Remaining amortization expense for intangible assets as of June 30, 2025 is as follows:

For the period ended December 31,
2025	$43,157
2026	86,313
2027	86,313
2028	86,313
2029	79,120
$381,216

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

The Company acquired certain intangible assets pursuant to the acquisitions through Artisan. The following is the net book value of these assets:

	June 30, 2025 (unaudited)
		Accumulated
	Gross	Amortization	Net
Total Trade names	$217,000	$-	$217,000

	December 31, 2024
		Accumulated
	Cost	Amortization	Net
Total Trade names	$217,000	$-	$217,000

12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025	December 31, 2024
	(unaudited)
Trade payables and accrued liabilities	$4,147,986	$5,829,506
Accrued payroll and commissions	39,605	824,116
Total	$4,187,591	$6,653,622

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

During the three months ended June 30, 2025 and 2024, the Company paid cash in the amount of $83,333 and $83,333, respectively, to Mr. Klepfish in connection with the SK Agreements. During the six months ended June 30, 2025 and 2024, the Company paid cash in the amount of $166,666 and $166,667, respectively, to Mr. Klepfish in connection with the SK Agreements.

During the three months ended June 30, 2025 and 2024, the Company made the following payments in connection with the Tang Separation Agreement: The Company paid cash to Mr. Tang in the amount of $0 and $37,315, respectively; and COBRA payments on behalf of Mr. Tang in the amount of $0 and $8,654, respectively.

During the six months ended June 30, 2025 and 2024, the Company made the following payments in connection with the Tang Separation Agreement: The Company paid cash to Mr. Tang in the amount of $0 and $108,740, respectively; and COBRA payments on behalf of Mr. Tang in the amount of $0 and $11,539, respectively.

The following table represents the amounts accrued, paid, and outstanding on these agreements as of June 30, 2025:

	Total	Paid / Issued	Balance	Current	Non-current
Mr. Klepfish:
Cash – through March 6, 2026	$1,000,000	$(775,640)	$224,360	$224,360	$-
Cash - upon agreement execution	250,000	(250,000)	-	-	-
Stock - June 1, 2027	400,000	-	400,000	-	400,000
Stock - Issued in April 2023	168,000	(168,000)	-	-	-
COBRA - over eighteen months	1,199	-	1,199	1,199	-
Total – Mr. Klepfish	$1,819,199	$(1,193,640)	$625,559	$225,559	$400,000

Mr. Wiernasz:
Cash - three equal payments	$100,000	$(100,000)	$-	$-	$-
COBRA - over eighteen months	26,451	(26,451)	-	-	-
Total - Mr. Wiernasz	$126,451	$(126,451)	$-	$-	$-

Mr. Tang:
Cash – over seventeen weeks	$113,918	$(113,918)	$-	$-	$-
COBRA - over five months	14,495	(14,495)	-	-	-
Total - Mr. Tang	$128,413	$(128,413)	$-	$-	$-

Total Company	$2,074,063	$(1,448,504)	$625,559	$225,559	$400,000

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

The change in valuation of the Smallwood SARs is summarized in the table below:

May 15, 2023 - fair value	$9,794
(Gain) Loss on revaluation	245,226
December 31, 2023 -fair value	$255,020
(Gain) Loss on revaluation	1,098,130
December 31, 2024 - fair value	$1,353,150
(Gain) Loss on revaluation	60,595
March 31, 2025 - fair value	$1,413,745
(Gain) Loss on revaluation	(287,858)
June 30, 2025 - fair value	$1,125,887

15. LINE OF CREDIT

	June 30, 2025	December 31, 2024
(unaudited)
On June 6, 2022, the Company entered into a revolving credit facility with MapleMark (the “MapleMark Revolver”) with a maturity date of August 25, 2025. The amount available under the MapleMark Revolver is $1,500,000. Principal and interest payments due under the MapleMark Revolver are payable monthly. Amounts due under the MapleMark Revolver bear interest at the greater of (a) the Base Rate (the rate of interest per annum quoted in the “Money Rates” section of The Wall Street Journal from time to time and designated as the “Prime Rate”) plus 0.25% per annum and (b) 5.50% per annum. At June 30, 2025, the interest rate was 7.75%.

During the six months ended June 30, 2025, the Company borrowed the amount of $500,000 under the MapleMark Revolver, and repaid the amount of $500,000. During the three and six months ended June 30, 2025, the Company paid interest in the amount of $1,804 on the MapleMark Revolver. During the six months ended June 30, 2024, the Company did not draw on the MapleMark Revolver and no interest was incurred.	$-	$-

16. NOTES PAYABLE

	June 30, 2025	December 31, 2024
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

Amounts outstanding under the Maple Mark Term Loan 3 will bear interest at the rate equal to the lesser of (a) the maximum lawful rate, or (b) the greater of (i) WSJP (the “Prime Rate” as published by The Wall Street Journal) plus 1.25% per annum or (ii) 4.50% per annum. At June 30, 2025, the interest rate was 9.50%. The MapleMark Term Loan 3 matures on June 13, 2048.

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

The Company created a discount on the MapleMark Term Loan 3 for costs in the amount of $385,803 which will be amortized over the life of the loan. During the three and six months ended June 30, 2025, the Company amortized $1,284 and $2,568 of these costs to interest expense. During the three months ended June 30, 2025, the Company made principal and interest payments in the amount of $27,620 and $198,022, respectively. During the six months ended June 30, 2025, the Company made principal and interest payments in the amount of $58,023 and $392,209, respectively. At June 30, 2025, accrued interest on this note was $64,437. During the three and six months ended June 30, 2024, the Company amortized $1,284 and $2,568 of discount costs, respectively, to interest expense. During the three and six months ended June 30, 2024, the Company made principal payments and interest payments in the amount of $20,839 and $43,548, respectively, on this loan. At June 30, 2024, accrued interest on this note was $72,655.	$8,837,089	$8,895,112

A note payable in the amount of $20,000. The note was due in January 2006 and the Company is currently accruing interest on this note at 1.9%. During the three and six months ended June 30, 2025, the Company accrued interest in the amount of $96 and $192, respectively, on this note. At June 30, 2025, accrued interest on this note was $19,058. During the three and six months ended June 30, 2024, the Company accrued interest in the amount of $96 and $192, respectively, on this note. At June 30, 2024, accrued interest on this note was $18,674.	$20,000	$20,000

A note payable in the amount of $350,000 issued in connection with the GO Acquisition (the GO Note”). The GO Note is payable in 60 equal monthly instalments of $6,766 and bears interest at the rate of 6.0%. During the three months ended June 30, 2025, the Company made principal and interest payments on the GO note in the amount of $15,430 and $4,870, respectively. During the six months ended June 30, 2025, the Company made principal and interest payments on the GO note in the amount of $30,631 and $9,969, respectively.	$314,353	$344,984
Total	$9,171,442	$9,260,096
Discount	(374,802)	(377,370)
Net of discount	$8,796,640	$8,882,726

Current portion	$197,347	$190,052
Long-term maturities, net of discount	8,599,293	8,692,674
Total	$8,796,640	$8,882,726

There was a total of $83,495 and $91,347 accrued interest on notes payable at June 30, 2025 and December 31, 2024, respectively.

Aggregate maturities of notes payable as of June 30, 2025 are as follows:

For the period ended December 31,

2025	149,576
2026	185,963
2027	202,312
2028	220,172
2029	212,416
Thereafter	8,201,003
Total	$9,171,442

17. EQUITY

Common Stock

As of June 30, 2025, total number of shares of common stock issued and outstanding was 57,196,294 and 54,351,997, respectively. As of December 31, 2024, total number of shares of common stock issued and outstanding was 56,009,032 and 53,164,735, respectively. At June 30, 2025 and December 31, 2024, a total of 2,844,297 shares of common stock were deemed issued but not outstanding. At June 30, 2025 and December 31, 2024, an additional 433,687 and 738,032 shares, respectively, were classified as common stock to be issued. These shares represent shares of common stock vested under the Company’s executive stock compensation plans, and are in the process of being administratively issued.

For the six months ended June 30, 2025:

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

On June 2, 2025, the Company issued 273,026 shares of common stock to its CEO pursuant to an executive compensation plan. There was no gain or loss recorded on this transaction.

On June 3, 2025, the Company issued 92,168 shares of common stock to its CFO pursuant to an executive compensation plan. There was no gain or loss recorded on this transaction.

For the six months ended June 30, 2024:

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

The fair value of the CEO Stock Plan was determined via a Monte Carlo market-based performance stock awards model to be $660,541. This amount will be recorded as a charge to compensation expense and additional paid-in capital on a straight-line basis over 34 months. During the three and six months ended June 30, 2025, the amount of $58,283 and $116,566, respectively, were charged to operations pursuant to the CEO Stock Plan. During the three months and six months ended June 30, 2024, the amounts of $58,283 and $116,566, respectively, were charged to operations pursuant to the CEO Stock Plan.

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

On January 31, 2025, the price target of $1.80 per share under the CEO Stock Plan was achieved and 243,783 shares of common stock vested, and on March 3, 2025, the price target of $2.00 per share under the CEO Stock Plan was achieved and 243,783 shares of common stock vested. The total number of shares vested for achievement of the $1.80 and $2.00 price targets was 487,566. On June 2, 2025, 273,036 shares of common stock were issued in partial satisfaction of this obligation; an additional 214,530 shares are classified as common stock to be issued on the Company’s balance sheet at June 30, 2025.

There are no shares unvested under the CEO Stock Plan at June 30, 2025.

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

The fair value of the COO Stock Plan was determined via a Monte Carlo market-based performance stock awards model to be $199,951. This amount will be recorded as a charge to compensation expense and additional paid-in capital on a straight-line basis over 31.5 months. During the three and six months ended June 30, 2025, the amount of $19,043 and $38,086, respectively, was charged to operations pursuant to the COO Stock Plan. During the three and six months ended June 30, 2024, the amounts of $19,043 and $38,086, respectively, were charged to operations pursuant to the COO Stock Plan.

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

On January 14, 2025, the price target of $1.74 per share under the COO Stock Plan was achieved and 73,735 shares of common stock vested; and on March 7, 2025, the price target of $2.03 per share under the COO Stock Plan was achieved, and 73,735 shares of common stock vested. The total number of shares vested for achievement of the $1.74 and $2.03 price targets was 147,470.

At June 30, 2025, a total of 147,470 shares of common stock remain unvested under the COO Stock Plan.

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

The fair value of the CFO Stock Plan was determined via a Monte Carlo market-based performance stock awards model to be $238,747 at inception (see “Stock Plan Valuation” section below). This amount will be recorded as a charge to compensation expense and additional paid-in capital on a straight-line basis over the 30-month life of the plan beginning January 1, 2024. During the three and six months ended June 30, 2025, the amount of $23,875 and $47,750, respectively, was charged to operations pursuant to the CFO Stock Plan. During the three and six months ended June 30, 2024, the amounts of $23,875 and $47,750, respectively, were charged to operations pursuant to the CFO Stock Plan.

On July 31, 2024, the price target of $1.23 per share under the CFO Stock Plan was achieved and 131,085 shares of common stock vested pursuant to this plan. On February 6, 2025, 73,735 shares of common stock were issued in satisfaction of this obligation, net of 57,350 shares withheld for taxes.

On December 27, 2024, the price target of $1.63 per share under the CFO Stock Plan was achieved and 98,313 shares of common stock vested; and on March 10, 2025, the price target of $2.04 per share under the CFO Stock Plan was achieved and 65,542 shares of common stock vested. The total number of shares vested for achievement of the $1.63 and $2.04 price targets was 163,855; on June 3, 2025, 92,168 of these shares were issued; the remaining 71,687 shares are classified as common stock to be issued on the Company’s balance sheet at June 30, 2025.

At June 30, 2025, a total of 196,627 shares of common stock remain unvested under the CFO Stock Plan.

Stock Appreciation Rights

Effective May 15, 2023, the Company issued 1,500,000 stock appreciation rights (the “Smallwood SARs”) to Brady Smallwood, its COO. The Smallwood SARs vest upon issuance, and expire on December 31, 2026; 750,000 of the Smallwood SARs are priced at $1.50 per share, and 750,000 are priced at $2.00 per share. It is the Company’s intention to settle the Smallwood SARs in cash if the stock price exceeds the $1.50 and $2.00 per share price prior to the expiration date. The Smallwood SARs were valued utilizing the Black-Scholes valuation model, and had an aggregate fair value of $9,794 upon issuance; this amount was charged to operations and credited to stock appreciation rights liability. The Smallwood SARs are revalued each quarter, and any gain or loss in the fair value is charged to non-cash compensation expense. At June 30, 2025, the Smallwood SARs had a fair value of $1,125,887; the increase in fair value in the amount of $60,595 and decrease in the amount of $227,263 during the three and six months ended June 30, 2025, respectively, was charged to non-cash compensation. During the three and six months ended June 30, 2024, the increase in fair value in the amount $412,850 and $531,478, respectively, was charged to non-cash compensation. See Note 14.

The Smallwood SARs were valued using the Black-Scholes valuation model utilizing the following variables:

	June 30,	December 31,
	2025	2024
Volatility	135.88 - 205.63%	86.58 - 131.55%
Dividends	$-	$-
Risk-free interest rates	3.89 - 3.96%	3.66 - 4.71%
Remaining expected term (years)	1.50 - 1.75	2.00 - 2.75

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

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2024	310,000	$1.42

Granted	-	$-
Exercised	(310,000)	$1.42
Cancelled / Expired	-	$-

Options outstanding at June 30, 2025 (unaudited)	-	$-
Options exercisable at June 30, 2025 (unaudited)	-	$-

During the three months ended June 30, 2025 and 2024, the Company charged the amount of $0 and $2,034, respectively, to operations for the vesting of stock options. During the six months ended June 30, 2025 and 2024, the Company charged the amount of $0 and $4,068, respectively, to operations for the vesting of stock options.

18. SEGMENTS

The CODM has determined that the Company operates in one reportable segment: the delivery of specialty foods. This determination was made based upon the characteristics of our business and the information used by the CODM in order monitor the business and allocate resources. The single segment utilizes multiple sales channels.

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

The following table presents our segment results by sales channel:

6 Months	June 30, 2025		June 30, 2024
	Amount	%	Amount	%	$ Change	% Change
Revenue:
Digital Channels	$17,346,308	42.7%	$18,422,316	57.3%	$(1,076,008)	-5.8%
National distribution	$14,185,321	34.9%	$5,933,896	18.5%	$8,251,425	139.1%
Local distribution	$8,666,329	21.3%	$5,177,098	16.1%	$3,489,231	67.4%
Direct to consumer	$—	-%	$2,151,663	6.7%	$(2,151,663)	-100.0%
Other services	$453,742	1.1%	$457,468	1.4%	$(3,726)	-0.8%
Total revenue	$40,651,700	100.0%	$32,142,441	100.0%	$8,509,259	26.5%

Cost of sales	$31,732,040	78.1%	$24,355,620	75.8%	$7,376,420	30.3%
Gross margin	$8,919,660	21.9%	$7,786,821	24.2%	$1,132,839	14.5%

Cash OpEx:
Payroll & related costs	$5,839,284	14.4%	$4,803,914	15.0%	$1,035,370	21.6%
Computer and IT	$204,377	0.5%	$229,295	0.7%	$(24,918)	-10.9%
Office, facility, vehicles	$1,021,503	2.5%	$426,451	1.3%	$595,052	139.5%
Insurance	$330,874	0.8%	$362,644	1.1%	$(31,771)	-8.8%
Commissions	$—	-%	$—	-%	$—	-%
Travel & entertainment	$49,990	0.1%	$98,139	0.3%	$(48,149)	-49.1%
Advertising & marketing	$7,900	0.0%	$26,867	0.1%	$(18,967)	-70.6%
Banking and credit card processing	$23,735	0.1%	$6,963	0.0%	$16,772	240.9%
Professional fees	$1,075,161	2.6%	$760,234	2.4%	$314,927	41.4%
	$8,552,824	21.0%	$6,714,507	20.9%	$1,838,317	27.4%
Non-cash OpEx:
Bad debt expense	$28,310	0.1%	$35,855	0.1%	$(7,545)	-21.0%
Share based compensation	$(24,861)	-0.1%	$740,253	2.3%	$(765,114)	-103.4%
Depreciation & amortization	$218,474	0.5%	$163,627	0.5%	$54,847	33.5%
Taxes & fees	$123,546	0.3%	$158,898	0.5%	$(35,352)	-22.2%
	$345,469	0.8%	$1,098,633	3.4%	$(753,164)	-68.6%
Non-Operating (Income) Expense:
Interest expense	$397,093	1.0%	$424,937	1.3%	$(27,844)	-6.6%
(Gain) loss on sale of subsidiaries	$—	0.0%	$(21,126)	-0.1%	$21,126	-100.0%
(Gain) loss on sale of assets	$—	0.0%	$(1,807,516)	-5.6%	$1,807,516	-100.0%
Other (income) expense	$(3,800)	0.0%	$(3,800)	0.0%	$—	0.0%
Total other (income) expense	$393,293	1.0%	$(1,407,505)	-4.4%	$1,800,798	-127.9%
	—
Net income (loss) from continuing operations	$(371,926)	-0.9%	$1,381,185	4.3%	$(1,753,111)	-126.9%
	—		(1.00)
Other segment disclosures:
Segment assets	$23,973,770		$19,049,823
Expenditures for segment assets	$208,886		$1,406

	June 30,		June 30,
3 Months	2025		2024
	Amount	%	Amount	%	$ Change	% Change
Revenue:
Digital Channels	$9,046,593	42.9%	$9,513,381	57.2%	$(466,788)	-4.9%
National distribution	$7,623,154	36.1%	$3,122,801	18.8%	$4,500,353	144.1%
Local distribution	$4,232,711	20.0%	$2,822,053	17.0%	$1,410,658	50.0%
Direct to consumer	$—	-%	$916,797	5.5%	$(916,797)	-100.0%
Other services	$200,676	1.0%	$249,257	1.5%	$(48,581)	-19.5%
Total revenue	$21,103,134	100.0%	$16,624,289	100.0%	$4,478,845	26.9%

Cost of sales	$16,669,281	79.0%	$12,642,401	76.0%	$4,026,880	31.9%
Gross margin	$4,433,853	21.0%	$3,981,888	24.0%	$451,965	11.4%

Cash OpEx:
Payroll & related costs	$2,987,183	14.2%	$2,329,062	14.0%	$658,121	28.3%
Computer and IT	$102,608	0.5%	$90,639	0.6%	$11,969	13.2%
Office, facility, vehicles	$540,292	2.6%	$205,078	1.2%	$335,214	163.5%
Insurance	$180,901	0.8%	$166,975	1.0%	$13,926	8.3%
Commissions	$—	-%	$—	-%	$—	0.0%
Travel & entertainment	$29,590	0.1%	$46,197	0.3%	$(16,607)	-35.9%
Advertising & marketing	$4,142	0.0%	$4,395	0.0%	$(253)	-5.8%
Banking and credit card processing	$15,189	0.1%	$5,334	0.0%	$9,855	184.8%
Professional fees	$312,672	1.5%	$322,502	2.0%	$(9,830)	-3.0%
	$4,172,577	19.8%	$3,170,182	19.1%	$1,002,395	31.6%
Non-cash OpEx:
Bad debt expense	$755	0.0%	$12,973	0.1%	$(12,218)	-94.2%
Share based compensation	$(186,657)	-0.9%	$518,120	3.1%	$(704,777)	-136.0%
Depreciation & amortization	$110,172	0.5%	$53,366	0.3%	$56,806	106.4%
Taxes & fees	$92,469	0.5%	$79,660	0.5%	$12,809	16.1%
	$16,739	0.1%	$664,119	4.0%	$(647,380)	-97.5%
Non-Operating (Income) Expense:
Interest expense	$187,927	0.9%	$209,487	1.3%	$(21,560)	-10.3%
(Gain) loss on sale of subsidiaries	$—	0.0%	$—	0.0%	$—	N/A
(Gain) loss on sale of assets	$—	0.0%	$—	0.0%	$—	N/A
Other (income) expense	$(1,900)	0.0%	$(1,900)	0.0%	$—	0.0%
Total other (income) expense	$186,027	0.9%	$207,587	1.2%	$(21,560)	10.4%
	—
Net income (loss) from continuing operations	$58,510	0.3%	$(60,000)	-0.4%	$118,510	197.5%
	—		—
Other segment disclosures:
Segment assets	$23,973,770		$19,049,823
Expenditures for segment assets	$208,886		$1,406

19. RELATED PARTY TRANSACTIONS

Payments to Prior Executive Officers under Separation Agreements

Six months ended June 30, 2025:

The Company paid cash in the amount of $166,666 to Mr. Klepfish, its prior CEO, in connection with the SK Agreements.

Six months ended June 30, 2024:

The Company paid cash in the amount of $166,667 to Mr. Klepfish.

The Company made Cobra payments on behalf of Mr. Weirnasz, its prior Director of Strategic Acquisitions and previous board member, in the amount of $967.

The Company made cash payments to Mr. Tang, its prior CFO, in the amount of $108,740, and made Cobra payments on behalf of Mr. Tang in the amount of $11,539.

20. MAJOR CUSTOMERS

During the three months ended June 30, 2025 and 2024, the Company’s largest customer, U.S. Foods, Inc. and its affiliates, accounted for approximately 34% and 48% of total sales, respectively; Sam’s Club, represented 19% and 0% of total sales, respectively; and Gate Gourmet, the leading global provider of airline catering solutions and provisioning services for airlines, represented 15% and 18% of total sales, respectively.

During the six months ended June 30, 2025 and 2024, the Company’s largest customer, U.S. Foods, Inc. and its affiliates, accounted for approximately 34% and 49% of total sales, respectively; Sam’s Club, represented 19% and 0% of total sales, respectively; and Gate Gourmet, the leading global provider of airline catering solutions and provisioning services for airlines, represented 14% and 18% of total sales, respectively.

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

22. SUBSEQUENT EVENTS

On July 3, 2025, a total of 82,952 shares of common stock were issued to the Company’s COO pursuant to the COO Stock Plan. These shares were classified as Common Stock to be Issued on the Company’s balance sheet at June 30, 2025.

On July 28, 2025, the Company’s Board of Directors approved a definitive plan to exit and sell its Pennsylvania facility, which housed four functional components: (1) cheese operations, (2) logistics consulting, (3) IFP (overhead functions), and (4) airline foods operations. The cheese, logistics, and IFP functions will be fully shut down, while the airline foods operation will be relocated to the Company’s existing Broadview, IL location.

The Company previously classified the PA facility as held-for-sale in accordance with ASC 360-10 in Q1 2025. The definitive sale agreement is expected to be executed in Q3 2025. Implementation of the plan is expected to begin in Q3 2025 and be completed by the end of Q4 2025.

The Company currently estimates net proceeds from the sale to be approximately $9,725,000, which it intends to use to pay down the associated property note of approximately $8,600,000, pre-payment penalty of approximately $265,000, and estimated closing cost and related expenses of approximately $730,000.

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

Certain information contained in this discussion and elsewhere in this report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Private Securities Litigation Reform Act”), and is subject to the safe harbor created by that act. The safe harbor created by the Private Securities Litigation Reform Act will not apply to certain “forward-looking statements” because we issued “penny stock” (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 3(a)(51-1) under the Exchange Act) during the three year period preceding the date(s) on which those forward-looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission (the “SEC”). We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on our behalf. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “explore,” “consider,” “anticipate,” “intend,” “could,” “estimate,” “plan,” “propose” or “continue” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

●	Our ability to raise capital necessary to sustain our anticipated operations and implement our business plan,

●	Our ability to implement our business plan, including sale and acquisition of certain operations,

●	The potential impact on future revenue and operations resulting from changes to our business plan, including our decision to exit certain business lines such as cheese and logistics.

●	Our ability to generate sufficient cash to pay our lenders and other creditors,

●	Our dependence on three major customers,

●	Our ability to employ and retain qualified management and employees,

●	Our dependence on the efforts and abilities of our current employees and executive officers,

●	Changes in government regulations that are applicable to our current or anticipated business,

●	Changes in the demand for our services and different food trends,

●	The imposition of tariffs or other trade restrictions that may increase costs or disrupt our supply chain,

●	The degree and nature of our competition,

●	The lack of diversification of our business plan,

●	The general volatility of the capital markets and the establishment of a market for our shares, and

●	Disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police and military activities overseas and other disruptive worldwide political and economic events, health pandemics, rising inflation and energy costs, and environmental weather conditions.

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

Provision for Doubtful Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts pursuant to the guidance of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326), as codified in Accounts Standards Codification (“ASC”) 326, Financial Instruments – Credit Losses. Under ASC 326, the Company utilizes a current and expected credit loss (CECL) impairment model. ASU 2016-13 became effective for us on January 1, 2023. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $40,000 at June 30, 2025 and December 31, 2024.

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

We operate our airline catering distribution business out of our owned 28,000 square foot facility in the greater Chicago area. In addition, following the closing of our acquisition of Golden Organics, we now operate a warehouse in Denver, Colorado, measuring approximately 20,000 square feet. We also operated a 200,000 square foot facility in Mountain Top, Pennsylvania, which previously supported both our retail and airline catering operations. Subsequent to the date of these financial statements, we entered into a sale agreement for this Pennsylvania property. In connection with this transition, our airline catering operations have been relocated to the Chicago facility, and our retail business is being wound down.

Our facilities have the capabilities to pack and ship frozen, refrigerated, and ambient products, enabling us to offer a broad range of specialty foods. We maintain GFSI/SQF certifications, ensuring compatibility with the highest global standards for food handling and meeting the quality and food safety expectations of our premium customers. These warehouses are equipped to ship packages and pallets of all sizes via overnight carriers. We also utilize our own fleet of trucks to deliver directly to Professional Chef customers within our delivery footprint.

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

Financial Highlights for the fiscal quarter ended June 30, 2025: IVFH reported revenue of $21.1 million, a 26.9% increase compared to $16.6 million in 2024. Our organic revenue growth, which excludes the impact of divestitures and acquisitions, was 23.6% for the full quarter.

Three Months Ended June 30, 2025

Revenue Breakdown:

●	Digital Channels: Largely made up of our Distributor Relationships and supported by our Drop Ship model. This category contributed $9 million, which is 42.7% of our total revenue. This represents a decrease of 4.9% from $9.5 million in 2024, primarily due to continued headwinds in our legacy drop ship business.

●	National Distribution: Captures our growing partnerships with airline caterers and our national retail customer. This category generated $7.6 million, or 36.1% of total revenue, marking a 144.1% increase from $3.1 million in 2024. These sales are generally delivered to the customer through 3PL carriers or FedEx. Airline caterers generated $3.9 million in revenue, a 26.1% increase compared to 2024, while our cheese conversion operations for the national retail customer contributed $3.7 million.

●	Local Distribution: Consists mainly of local sales team relationships and our local fleet delivering direct from warehouse. This category generated $4.2 million, or 20.1% of total revenue, which is a 50% increase from $2.8 million in 2024. The figure includes $1.7 million, up from $0 in Q2 2024, due to acquisitions of LoCo Foods and Golden Organics.

●	Direct-to-Consumer: Divested; however, will continue to impact revenue throughout much of 2025 due to the historical revenues generated by igourmet.com through Q3 2024. In Q2 2025, Direct-to-Consumer revenue declined by 100%, compared to $0.9 million in Q2 2024.

●	Other Services: Consisting of numerous activities, mainly monetizing the excess space in Pennsylvania. This category contributed $201k, or 1% of total revenue, a decrease of 19.5% from $249k in 2024. Our largest customer in this space recently notified us that, due to economic conditions in the solar industry, they will be exiting the logistics service agreement in September. This customer made up 99% of Other Services revenue.

Cost of goods sold for the three months ended June 30, 2025 increased 31.9% to $16.7 million compared to $12.6 million last year. Gross margin dropped by 294 basis points to 21%, mainly due to changes in our sales mix as we expanded our cheese business. Cheese products sold to retailers carry lower margins than our other offerings and accounted for 17.5% of Q2 2025 sales, versus 0% in Q2 2024. Excluding cheese, gross margins increased 66 bps. The margin improvement was primarily attributable to lower shipping costs, which contributed a 34 basis point increase in total margin. Shipping costs represented 10.3% of revenue in Q2 2025, compared to 10.7% in the prior-year period.

Operating Expenses

Cash Operating Expenses (Cash OpEx):

●	Payroll and related costs increased by $658 thousand to $3 million. This increase was mainly due to higher headcount to support the national distribution business, totaling $282 thousand, and additional employees brought on through acquisitions completed in Q4 2024, which accounted for $359 thousand. These increases were partially offset by a $64 thousand reduction in benefits expense, a $45 thousand decrease in payroll taxes resulting from the use of contract labor in the cheese business, and a $120 thousand decline in bonus accruals compared to the prior-year period

●	Computer and IT Costs: Increased by $12 thousand to $102 thousand, reflecting the onboarding of LoCo Foods and Golden Organics and the timing of annual software renewals. Core IT spend remained stable as the Company continues to streamline operations.

●	Office, facilities, and vehicle expenses increased by $335 thousand. The increase is attributed to costs associated with our cheese operations in Pennsylvania ($102 thousand), a new office location tied to our Q4 acquisitions ($100 thousand), and a larger truck fleet to support our expanding local distribution business ($40 thousand).

●	Advertising and Digital Marketing Costs: Totaled $4 thousand in both Q2 2024 and 2025, resulting from a full year's cycle of the restructuring of marketing programs and a strategic shift away from direct-to-consumer advertising.

●	Professional and legal fees decreased by $10 thousand to $312 thousand. We are currently undertaking a vendor review process aimed at identifying further cost reduction opportunities going forward.

Total Cash OpEx increased: The total Cash OpEx increased by $1 million, or 19.8%, reflecting growth in our national distribution channels and M&A activity in Q4 2024.

Non-Cash Operating Expenses (Non-Cash OpEx):

●	Share-Based Compensation: Decreased by $705 thousand a credit of ($187) thousand, due to revaluation of stock options and other equity-based incentives to attract and retain key personnel.

●	Depreciation and amortization expense increased by $57 thousand to $110 thousand, reflecting an increase in PPE associated with Q4 acquisitions similar net book value of property, plant, and equipment compared to the prior year period.

●	Bad Debt Expense: decreased by $12 thousand to $1 thousand, primarily due to changes in customer mix within our local delivery segment.

Six Months Ended June 30, 2025

Revenue Breakdown:

●	Digital Channels: Largely made up of our Distributor Relationships and supported by our Drop Ship model. This category contributed $17.4 million, which is 42.7% of our total revenue. This represents a decrease of 5.8% from $18.4 million in 2024, primarily due to continued headwinds in our legacy drop ship business.

●	National Distribution: Captures our growing partnerships with airline caterers and our national retail customer. This category generated $14.2 million, or 34.9% of total revenue, marking a 139.1% increase from $5.9 million in 2024. These sales are generally delivered to the customer through 3PL carriers or FedEx. Airline caterers generated $6.8 million in revenue, a 14.8% increase compared to 2024, while our cheese conversion operations for the national retail customer contributed $7.4 million.

●	Local Distribution: Consists mainly of local sales team relationships and our local fleet delivering direct from warehouse. This category brought in $8.7 million, or 21.3% of total revenue, an increase of 67.4% from $5.2 million in 2024, supported by $3.7 million from the recent acquisitions of LoCo Foods and Golden Organics.

●	Direct-to-Consumer: Divested; however, will continue to impact revenue throughout much of 2025 due to the historical revenues generated by igourmet.com through Q3 2024. In H2 2025, Direct-to-Consumer revenue declined by 100%, compared to $2.1 million in Q1 2024.

●	Other Services: Consisting of numerous activities, mainly monetizing the excess space in Pennsylvania. This category contributed $453k, or 1.1% of total revenue, a decrease of 1% from $457k in 2024. Our largest customer in this space recently notified us that, due to economic conditions in the solar industry, they will be exiting the logistics service agreement in September. This customer made up 99% of Other Services revenue.

Cost of goods sold for the first half of 2025 increased 30.3% to $31.7 million, compared to $24.4 million in the prior-year period. Gross margin declined by 228 basis points to 21.9%, primarily due to the expansion of our cheese business. Cheese products, which carry lower margins than our core offerings, represented 18.1% of total sales in H1 2025, compared to 0% in H1 2024. Excluding cheese sales, gross margin increased 118 basis points. This increase was driven by decreased platform fees, which improved margins by approximately 133 basis points, and lower shipping costs, which improved margins by 84 basis points. This impact was partially offset by higher product and fulfilment costs, which lowered margins by 99 basis points.

Operating Expenses

Cash Operating Expenses (Cash OpEx):

●	Payroll and related costs increased by $1 million to $5.8 million. This increase was mainly due to higher headcount to support national distribution business, amounting to $557 thousand, and employees added through acquisitions completed in Q4 2024, which amounted to $667 thousand. These increases were partially offset by reduced benefits expense of $141 thousand, reduced payroll taxes of $199 thousand..

●	Computer and IT Costs: Reduced by $25 thousand to $204 thousand, reflecting the Company’s efforts to streamline IT operations and reduce software and hardware expenses.

●	Office, facilities, and vehicle expenses increased by $595 thousand. The increase is primarily due to new office locations costing $280 thousand as a result of the acquisition of Golden Organics and LoCo Foods. As part of this acquisition, LoCo Foods relocated from Fort Collins to Denver, consolidating offices. H1 results include $50 thousand in rent and utilities for the closed Fort Collins facility, which will not continue in subsequent quarters. Additionally, building-related costs at our cheese distribution facility totaled $167 thousand, and increased fleet costs at our Chicago hub accounted for $88 thousand.

●	Advertising and Digital Marketing Costs: Significant reduction of $19 thousand to $8 thousand, resulting from the restructuring of marketing programs and a strategic shift away from direct-to-consumer advertising.

●	Professional and legal fees increased by $104 thousand to $ 865 thousand attributable to transactional activities related to acquisitions, and other corporate actions which are not expected to recur.

Total Cash OpEx increased: The total Cash OpEx increased by $1.8 million, reflecting growth in our national distribution channels and M&A activity in Q4 2024.

Non-Cash Operating Expenses (Non-Cash OpEx):

●	Share-Based Compensation: Decreased by $765 thousand to ($24) thousand, primarily due to lower amortization expense associated with stock appreciation rights (SARs), reflecting a decline in the company's stock price during the period.

●	Depreciation and amortization expense increased by $55 thousand to $218 thousand, reflecting an increase in PPE associated with Q4 acquisitions similar net book value of property, plant, and equipment compared to the prior year period

●	Bad Debt Expense: decreased by $8 thousand to $28 thousand, primarily due to changes in customer mix within our local delivery segment.

Non-Recurring Expenses:

●	Gain on Sale of Assets: No transactions in Q2 2025 or Q2 2024.

●	Gain on Sale of Subsidiaries: No transactions in Q2 2025 or Q2 2024.

●	Legal Settlement Expense: $210 thousand in Q1 2025 related to the resolution of a vendor dispute. No comparable expense in Q1 2024.

Net (Loss) Income

During the three months ended June 30, 2025, the company reported a net income from continuing operations of $59 thousand, compared to a net loss of $60 thousand in 2024, representing an increase of $119 thousand. During the six months ended June 30, 2025, the company reported a net loss from continuing operations of $371 thousand, compared to net income of $1.3 million in 2024, representing a decrease of $1.7 million.

Liquidity and Capital Resources at June 30, 2025

As of June 30, 2025, IVFH had current assets of $20.7 million, including cash and cash equivalents of $1.5 million, and current liabilities of $6.5 million. The company had net working capital of $14.3 million.

Cash Flow Analysis:

●	Operating Activities: Used $402 thousand, primarily due to changes in working capital components. The significant changes in working capital included:

●	Accounts receivable decreased by $2.1 million, primarily reflecting the collection of receivables related to elevated cheese sales in Q4 2024 and a reduction of aged receivables of $381 thousand. Cheese sales totaled approximately $5.4 million in Q4 compared to $3.7 million in Q2 2025, as the company completed the Q4 initial pipeline fill. The higher Q4 sales drove an increase in accounts receivable at year-end, and the subsequent collection of these balances contributed to the decrease in H1 2025.

●	Inventory decreased by $390 thousand, as a result of lowered cheese inventory balances compared to Q4 2024.

●	Accounts payable and accrued liabilities decreased by $2.5 million, primarily due to paydowns of inventory purchases related to the elevated Q4 2024 cheese sales, which were settled in Q1 2025. In addition, the decrease reflects the payment of aged vendor payables associated with the acquired LoCo Foods business.

●	Investing activities: Net cash used in investing activities was $208 thousand, primarily related to purchases of property and equipment. These investments included equipment for cheese cutting operations and warehouse improvements to support the consolidation of Loco Foods and Golden Organics, acquired in Q4 2024.

●	Financing Activities: Used $215 thousand, primarily from the principal payments on debt.

Transactions with Major Customers

Transactions with a major customer and related economic dependence information is set forth below and following our discussion of Liquidity and Capital Resources.

The Company’s largest customer, U.S. Foods, Inc. and its affiliates, accounted for approximately 34% and 48% of total sales in the three months ended June 30, 2025 and 2024, respectively; Sam’s Club, represented 17% and 0% of total sales, respectively; and Gate Gourmet, the leading global provider of airline catering solutions and provisioning services for airlines, represented 15% and 18% of total sales, respectively.

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

(a) Evaluation of disclosure controls and procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) as of the end of the period covered by this report, have determined that our disclosure controls and procedures were effective at June 30, 2025 at the reasonable assurance level. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On September 11, 2023, the Company entered into an agreement with High Impact Analytics, LLC (“High Impact”) whereby the latter would provide sales management and support services in exchange for a variable fee. The agreement contained a provision requiring 30 days’ written notice for “cancellation”, following which High Impact would be entitled to commissions for 120 days thereafter; the agreement also explicitly expired on September 11, 2024 (at which point, by its own terms, it was “no longer in force”), and was not renewed. High Impact demanded continuing variable fee payments on the grounds that the Company had not “cancelled” the agreement, and the Company responded that the agreement expressly terminated on September 11, 2024, such that no cancellation was required. On March 13, 2025, High Impact filed suit in Benton County, Arkansas, alleging that it is entitled to fees in the amount of $500,000, or alternatively treble damages under Ark. Code Ann. § 4-70-301. On May 1, 2025, the Company reached a settlement agreement to resolve a dispute with High Impact. In connection with the settlement, pursuant to which the Company paid $210 thousand in Q2 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

SIGNATURE	TITLE	DATE

/s/ Robert William Bennett	Chief Executive Officer and Director	August 13, 2025
Robert William Bennett	(Principal Executive Officer)

/s/ Gary Schubert	Chief Financial Officer	August 13, 2025
Gary Schubert	(Principal Financial and Accounting Officer)