Form 10-Q
period 2025-09-30
INNOVATIVE FOOD HOLDINGS INC
filed 2025-11-14
CIK 312257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,785,684 shares of common stock outstanding as of November 13, 2025.

INNOVATIVE FOOD HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Innovative Food Holdings, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$684,322	$1,278,088
Cash, restricted	507,517	859,781
Accounts receivable, net	5,208,208	5,862,445
Inventory, net	4,248,428	3,508,488
Other current assets	179,526	235,125
Current assets - discontinued operations	7,783,941	12,146,447
Total current assets	18,611,942	23,890,374

Property and equipment, net	1,268,891	1,271,811
Right of use assets - operating leases, net	521,050	705,476
Right of use assets - finance leases, net	65,486	83,348
Amortizable intangible assets, net	359,637	424,372
Indefinite intangible assets	217,000	217,000
Other noncurrent assets	40,000	-
Noncurrent assets – discontinued operations	-	753,992
Total assets	$21,084,006	$27,346,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,485,360	$4,436,042
Accrued separation costs - related parties, current portion	344,003	334,532
Accrued interest	-	18,866
Stock appreciation rights liability	276,052	1,353,150
Notes payable, current portion	65,046	82,191
Lease liability - operating leases, current	247,727	239,660
Lease liability - finance leases, current	24,928	60,519
Contingent liability, current	-	54,430
Current liabilities - discontinued operations	9,197,329	2,834,800
Total current liabilities	13,640,445	9,414,190

Note payable, net of discount	233,646	282,793
Accrued separation costs - related parties, non-current	400,000	457,692
Lease liability - operating leases, non-current	280,173	467,569
Lease liability - finance leases, non-current	85,092	139,591
Noncurrent liabilities – discontinued operations	-	8,409,881
Total liabilities	14,639,356	19,171,716

Commitments & Contingencies (see note 21)	-	-
Stockholders’ equity
Common stock: $0.0001 par value; 500,000,000 shares authorized; 57,279,246 and 56,009,032 shares issued, and 54,434,949 and 53,164,735 shares outstanding at September 30, 2025 and December 31, 2024, respectively	5,725	5,598
Common stock to be issued; 350,735 and 738,032 shares at September 30, 2025 and December 31, 2024, respectively	34	74
Additional paid-in capital	45,881,149	45,520,121
Treasury stock: 2,644,297 shares outstanding at September 30, 2025 and December 31, 2024, at cost	(1,141,372)	(1,141,372)
Accumulated deficit	(38,300,886)	(36,209,764)
Total stockholders’ equity	6,444,650	8,174,657

Total liabilities and stockholders’ equity	$21,084,006	$27,346,373

See condensed notes to these unaudited consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Revenue	$16,423,716	$15,866,583	$49,247,466	$45,491,432
Cost of goods sold	12,567,437	12,195,250	37,192,111	34,485,730
Gross margin	3,856,279	3,671,333	12,055,355	11,005,702

Selling, general and administrative expenses	3,192,918	2,821,901	10,304,968	9,404,516
Total operating expenses	3,192,918	2,821,901	10,304,968	9,404,516

Operating income (loss)	663,361	849,432	1,750,387	1,601,186

Other income (expense):
Interest income (expense), net	(15,274)	11,579	(22,925)	36,592
Gain on sale of assets	-	-	-	1,807,516
Gain on sale of subsidiary	-	-	-	21,126
Other leasing income	2,512	-	2,512	-
Total other income (expense)	(12,762)	11,579	(20,413)	1,865,234

Income before taxes	650,599	861,011	1,729,974	3,466,420
	-
Income tax expense	-	-	-	-

Income from continuing operations	$650,599	$861,011	$1,729,974	$3,466,420

Income (loss) from discontinued operations	$(2,369,795)	$473,819	$(3,821,096)	$(809,040)

Net income (loss)	$(1,719,196)	$1,334,830	$(2,091,122)	$2,657,380

Income per share from continuing operations - basic	$0.012	$0.017	$0.032	$0.069

Income per share from continuing operations - diluted	$0.012	$0.017	$0.032	$0.068

Income (loss) per share from discontinued operations - basic	$(0.043)	$0.009	$(0.070)	$(0.016)

Income (loss) per share from discontinued operations - diluted	$(0.043)	$0.009	$(0.070)	$(0.016)

Weighted average shares outstanding - basic	54,785,684	50,995,008	54,514,230	50,518,152

Weighted average shares outstanding - diluted	54,785,684	51,639,238	54,514,230	51,162,382

See condensed notes to these unaudited consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

	Common Stock		Common Stock to be issued		Additional Paid-in	Treasury Stock		Accumulated
	Amount	Value	Amount	Value	Capital	Amount	Value	Deficit	Total
Balance - June 30, 2024	52,562,238	$5,253	-	$-	$42,950,189	2,644,297	$(1,141,372)	$(37,498,728)	$4,315,342
Stock based compensation	-	-	-	-	105,269	-	-	-	105,269
Shares issued under stock based compensation	1,415,544	142	-	-	(142)	-	-	-	-
Net loss for the three months ended September 30, 2024	-	-	-	-	-	-	-	1,334,830	1,334,830
Balance - September 30, 2024	53,977,782	$5,395	-	$-	$43,055,316	2,644,297	$(1,141,372)	$(36,163,898)	$5,755,441

Balance - June 30, 2025	57,196,294	$5,717	433,687	$42	$45,722,436	2,644,297	$(1,141,372)	$(36,581,690)	$8,005,133
Stock based compensation	-	-	-	-	158,713	-	-	-	158,713
Shares issued under stock based compensation	82,952	8	(82,952)	(8)	-	-	-	-	-
Net income for the three months ended September 30, 2025	-	-	-	-	-	-	-	(1,719,196)	(1,719,196)
Balance - September 30, 2025	57,279,246	$5,725	350,735	$34	$45,881,149	2,644,297	$(1,141,372)	$(38,300,886)	$6,444,650
					-
Balance - December 31, 2023	52,538,100	$5,251	-	$-	$42,762,811	2,623,171	$(1,141,370)	$(38,821,278)	$2,805,414
Shares returned to treasury from sale of subsidiary	-	-	-	-	(21,124)	21,126	(2)	-	(21,126)
Stock based compensation	-	-	-	-	313,773	-	-	-	313,773
Shares issued under stock based compensation	1,415,544	142	-	-	(142)	-	-	-	-
Shares issued for cashless exercise of options	24,138	2	-	-	(2)	-	-	-	-
Net loss for the nine months ended September 30, 2024	-	-	-	-	-	-	-	2,657,380	2,657,380
Balance - September 30, 2024	53,977,782	$5,395	-	$-	$43,055,316	2,644,297	$(1,141,372)	$(36,163,898)	$5,755,441

Balance - December 31, 2024	56,009,032	$5,598	738,032	$74	$45,520,121	2,644,297	$(1,141,372)	$(36,209,764)	$8,174,657
Shares issued in cashless conversion of options	84,026	8	-	-	(8)	-	-	-	-
Stock based compensation	-	-	-	-	361,115	-	-	-	361,115
Shares earned but not yet issued under stock based compensation	-	-	798,891	79	(79)	-	-	-	-
Stock based compensation	1,186,188	119	(1,186,188)	(119)	-	-	-	-	-
Net loss for the nine months ended September 30, 2025	-	-	-	-	-	-	-	(2,091,122)	(2,091,122)
Balance - September 30, 2025	57,279,246	$5,725	350,735	$34	$45,881,149	2,644,297	$(1,141,372)	$(38,300,886)	$6,444,650

See condensed notes to these unaudited consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2025	2024
Cash flows used in operating activities:
Net income (loss)	$(2,091,122)	$2,657,380
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on disposition of assets	-	(2,641,979)
Gain on sale of subsidiaries	-	(21,126)
Loss on sale of fixed assets	106,591	-
Depreciation and amortization	321,402	211,488
Amortization of right of use asset	184,426	12,740
Amortization of discount on notes payable	3,852	3,850
Stock based compensation	361,115	313,773
Gain on derecognition of note payable and accrued interest	(39,154)	-
Changes in fair value of stock appreciation rights	(1,077,098)	476,161
Inventory valuation adjustment associated with facility closure	1,376,699	-
Provision for credit losses	61,831	40,667

Changes in assets and liabilities:
Accounts receivable, net	2,837,800	(697,821)
Inventory	367,600	(161,062)
Other current assets	(114,539)	(140,096)
Accounts payable and accrued liabilities	(2,753,747)	(2,281,618)
Accrued separation costs - related parties	(48,221)	(379,380)
Deferred revenue	(5,700)	(97,569)
Operating lease liability	(179,329)	(12,740)
Net cash used in operating activities	(687,594)	(2,717,332)

Cash flows from investing activities:
Acquisition of property and equipment	(229,278)	(309,262)
Cash received from disposition of asset	54,500	-
Cash received from disposition of land and building, net of loan payoff	-	2,101,185
Cash received from disposition of intangible assets, net of costs	-	525,000
Net cash provided by (used in) investing activities	(174,778)	2,316,923

Cash flows from financing activities:
Principal payments on debt	(132,478)	(64,878)
Principal payments financing leases	(179,260)	(136,078)
Cash received from line of credit	500,000	-
Principal payments on line of credit	(500,000)	-
Reimbursement from restricted cash for capital expenditures	352,264	-
Net cash used in financing activities	40,526	(200,956)

Decrease in cash and cash equivalents	(821,846)	(601,365)

Cash and cash equivalents at beginning of period	1,520,414	5,422,335

Cash and cash equivalents at end of period - continuing operations	$684,322	$4,596,637
Cash and cash equivalents at end of period - discontinued operations	$14,246	$224,333
Cash and cash equivalents at end of period	$698,568	$4,820,970

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$612,293	$456,062

Taxes	$-	$-

Non-cash investing and financing activities:
Reclassify fixed assets as held for sale	$-	$5,941,933
Principal and accrued interest paid from escrow to Maple Mark Bank	$-	$353,815
Issuance of common stock under compensation plans	$82	$-
Issuance of common stock from common stock to be issued	$37	$-
Issuance of stock for cashless exercise of options	$8	$2
Capitalized interest on financing lease	$1,892	$-

See condensed notes to these unaudited consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

1. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include those of Innovative Food Holdings, Inc. and all of its wholly-owned subsidiaries (collectively, “we,” “our,” “us” or the “Company”) and have been prepared in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission and with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes as contained in Form 10-K for the year ended December 31, 2024. In the opinion of management, the interim unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations to be expected for the full year.

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

Restructuring

During the fourth quarter of 2023, we made the decision to focus more on our Business to Business (B2B) activities and less on our Direct to Consumer (“D2C”) products. Our subsidiaries GROW and Oasis were sold effective December 29, 2023; Haley Food Group, Inc. (“Haley”) was sold effective February 26, 2024, and the activities of P Innovations (“Plantbelly”) were abandoned; the igourmet platform and its D2C components were sold effective August 6, 2024. We continue to operate the B2B component, which remains part of our continuing operations. On October 8, 2024, we sold substantially all of the assets of Mouth. See Note 2.

Discontinued Operations

Pursuant to the guidance of Accounts Standards Codification (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations, the accounts of our discontinued entities GROW, Oasis, Haley, Plantbelly, and Mouth have been included in “ Loss from discontinued operations” in our consolidated statements of operations. Additionally, the assets and liabilities of these entities have been presented as discontinued operations in our consolidated balance sheets. On December 29, 2023, the Company completed the sales of its Grow and Oasis subsidiaries; on February 26, 2024, the Company completed the sale of its Haley subsidiary (see Note 4) and the activities of P Innovations (“Plantbelly”) were abandoned; and on October 8, 2024, the Company completed the sale of substantially all of the assets of Mouth. The only remaining discontinued operations on the Company’s balance sheet at December 31, 2024 is cash in the amount of $49,315 held by Mouth. During the third quarter of fiscal 2025, the Company committed to a strategic exit of its retail specialty cheese business, which served as the primary component of its national distribution platform. Accordingly, results for this business for all prior periods presented have been retrospectively reclassified to discontinued operations in accordance with ASC 205-20. In connection with this decision, the Company also elected to discontinue its related logistics operations and specialty cheese cutting activities.

Reclassifications

Certain amounts presented in the financial statements of the prior period have been reclassified to conform with the current period presentation of discontinued operations. See Note 2.

Use of Estimates

The preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounts subject to estimate and judgements are allowances for credit losses, allowances for slow moving & obsolete inventory, income taxes, intangible assets, operating and finance right of use assets and liabilities, and equity-based instruments. Actual results may differ from these estimates under different assumptions or conditions.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. As of September 30, 2025 and December 31, 2024, the Company’s largest customer, U.S. Foods, Inc. and its affiliates, accounted for approximately 16% and 11% of accounts receivable, respectively; Sam’s Club, represented 1% and 23% of accounts receivable, respectively; and Gate Gourmet, the leading global provider of airline catering solutions and provisioning services for airlines, represented 23% and 21% of accounts receivable, respectively.

The Company maintains cash balances in excess of Federal Deposit Insurance Corporation limits. At September 30, 2025 and December 31, 2024, the total cash in excess of these limits was $0 and $1,016,918, respectively.

Accounts Receivable

The Company provides an allowance for credit losses equal to the estimated uncollectible amounts pursuant to the guidance of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326) as codified in ASC 326, Financial Instruments – Credit Losses. The Company utilizes a current and expected credit loss (CECL) impairment model. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for credit losses will change. Accounts receivable are presented net of an allowance for credit losses of $40,002 at September 30, 2025 and December 31, 2024.

Inventory

Inventory is valued at the lower of cost or net realizable value, and is determined by the average cost method. The Company adjusts inventory based upon bi-weekly cycle counts and upon the expiration date of food products. In addition, the Company records a provision for excess, obsolete, and slow-moving inventory. This provision reduces the carrying value of inventory to its net realizable value.

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

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Digital Channels	$8,921,558	$9,163,285	$26,267,866	$27,762,919
National Distribution	3,502,600	3,695,435	10,313,713	9,543,552
Local Distribution	3,999,558	3,007,863	12,665,887	8,184,961
Total	$16,423,716	$15,866,583	$49,247,466	$45,491,432

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

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Numerator:
Income from continuing operations	$650,599	$861,011	$1,729,974	$3,466,420
Denominator:
Weighted average shares outstanding - basic	54,785,684	50,995,008	54,514,230	50,518,152
Dilutive effect of stock issuable under compensation plan	-	644,230	-	644,320
Weighted average shares outstanding - diluted	54,785,684	51,639,238	54,514,230	51,162,382

Income (loss) per share from continuing operations - diluted	$0.012	$0.017	$0.032	$0.068

Dilutive Shares at September 30, 2025:

Stock Options

None.

Restricted Stock Awards

At September 30, 2025, there were 300,000 unvested restricted stock awards remaining from grants in a prior year. Those 300,000 restricted stock awards will vest as follows: 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days. The fair value of these RSUs at the date of the grants will be charged to operations upon vesting. At September 30, 2025, none of these RSU were vested. There was no charge to operations for these RSUs during the three and nine months ended September 30, 2025.

Stock-based Compensation

At September 30, 2025, there were a total of 350,735 shares of common stock potentially issuable to the Company’s executive officers pursuant to compensation plans and contingent upon the achievement of certain performance goals; see Notes 14 and 17. These shares have vested and are included in basic shares outstanding and fully-diluted earnings per share for the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2025, the amount of $158,713 and $361,115, respectively, was charged to stock-based compensation. See Notes 14 and 17.

Computation of basic and diluted EPS:

There are no potentially issuable shares not included in basic earnings per share, and no difference between EPS and fully-diluted EPS for the three and nine months ended September 30, 2025.

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

Restricted Stock Awards

At September 30, 2024, there are 300,000 unvested restricted stock awards remaining from grants in a prior year. Those 300,000 restricted stock awards will vest as follows: 125,000 restricted stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 restricted stock awards will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days. The fair value of these RSUs at the date of the grants will be charged to operations upon vesting. At September 30, 2024, none of these RSU were vested. There was no charge to operations for these RSUs during the three and nine months ended September 30, 2024.

Stock-based Compensation

At September 30, 2024, there were a total of 2,494,990 shares of common stock potentially issuable to the Company’s executive officers pursuant to compensation plans and contingent upon the achievement of certain performance goals; see Notes 14 and 17. Of these, 644,320 shares have vested and are included in fully-diluted shares outstanding during the nine months ended September 30, 2024; 2,490,990 have not vested, and are excluded from the calculation of fully-diluted shares outstanding during the nine months ended September 30, 2024. During the three and nine months ended September 30, 2024, the amounts of $105,269 and $313,773, respectively, were charged to stock-based compensation.

New Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses (DISE)” which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact ASU 2024-03 will have on its consolidated financial statements.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as expensing of U.S. research expenditures and eligible capital expenditures, the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The impacts of the OBBBA are reflected in our results for the quarter ended September 30, 2025, and there was no impact to our income tax expense or effective income tax rate.

In July 2025, the FASB issued ASU 2025-05, which provides a practical expedient for estimating expected credit losses on short term receivables and contract assets from revenue transactions. The guidance permits a simplified loss rate approach based on historical write off experience and current conditions. The Company is evaluating the standard and its potential effect on the allowance for doubtful accounts and its consolidated financial statements.

2. DISCONTINUED OPERATIONS

During the fourth quarter of fiscal 2023, in connection with an analysis of the Company’s sales mix and profitability by service offering, management made the strategic decision to focus on the Company’s B2B service offering and to allocate fewer resources to and in some cases to sell certain of the Company’s subsidiaries involved in its D2C service offerings. Pursuant to this strategy, on December 29, 2023, the Company completed the sales of its Grow and Oasis subsidiaries; on February 26, 2024, the Company completed the sale of its Haley subsidiary (see Note 4), and the activities of P Innovations (“Plantbelly”) were abandoned; on October 8, 2024, the Company sold substantially all of the assets of Mouth.

During the third quarter of fiscal 2025, the Company committed to a strategic exit of its retail specialty cheese business, which served as the primary component of its national distribution platform. In connection with this decision, the Company also elected to discontinue its related logistics operations and specialty cheese cutting activities. As part of this exit, the Company is in the process of selling the associated Pennsylvania production and distribution facility.

Accordingly, the operating results and related assets and liabilities of the retail specialty cheese business, including igourmet, along with the Company’s logistics subsidiary (LII / IFP) and specialty cheese cutting operations, have been reclassified to discontinued operations for all periods presented.

The following information presents the major classes of line item of assets and liabilities included as part of discontinued operations in the consolidated balance sheets:

	September 30,	December 31,
	2025	2024
	(unaudited)
Current assets - discontinued operations:
Cash	$14,246	$242,326
Accounts receivable	931,393	3,180,188
Inventory	297,761	2,782,000
Assets held for sale	6,171,403	5,941,933
ROU assets – financing leases, net	368,138	-
Total current assets - discontinued operations	$7,783,941	$12,146,447

	September 30,	December 31,
	2025	2024
	(unaudited)
Noncurrent assets - discontinued operations:
ROU assets – financing leases, net	$-	$440,925
Property and equipment, net	-	313,067
Total noncurrent assets - discontinued operations	$-	$753,992

	September 30,	December 31,
	2025	2024
	(unaudited)
Current liabilities - discontinued operations:
Accounts payable and accrued liabilities	$351,888	$2,217,580
Deferred revenue	343,901	349,600
Accrued interest	66,132	72,481
Lease Liability	-	87,278
Notes payable, net	8,435,408	107,861
Total current liabilities - discontinued operations	$9,197,329	$2,834,800

	September 30,	December 31,
	2025	2024
	(unaudited)
Noncurrent liabilities - discontinued operations:
Notes payable, net	$-	$8,409,881
Total noncurrent liabilities - discontinued operations	$-	$8,409,881

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$2,125,249	$1,143,188	$9,953,199	$3,932,233
Cost of goods sold	3,619,545	530,287	10,726,911	2,829,410
Gross margin	(1,494,296)	612,901	(773,712)	1,102,823

Selling, general, and administrative expenses	(570,150)	(746,591)	(2,356,393)	(2,073,222)
		-
Other (expense) income	(305,349)	607,509	(690,991)	161,359
Income (loss) from discontinued operations, net of tax	$(2,369,795)	$473,819	$(3,821,096)	$(809,040)

The following information presents the significant operating and investing noncash items in the discontinued operations of the statement of cash flows:

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
Operating activities:
Adjustment to reconcile net loss to cash
Net cash provided by (used in) operating activities
Inventory valuation adjustment associated with facility closure	$1,376,699	$-
Depreciation and amortization	$111,950	$138,575
Changes in assets and liabilities:
Accounts receivable, net	$2,248,795	$(55,938)
Inventory	$1,107,540	$(50,000)
Accounts payable and accrued liabilities	$(1,865,692)	$19,297

Investing activities:
Acquisition of property and equipment	$(101,977)	$(217,162)

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

5. ACCOUNTS RECEIVABLE

At September 30, 2025 and December 31, 2024, accounts receivable consists of:

	September 30, 2025	December 31, 2024
	(unaudited)
Accounts receivable from customers	$5,248,210	$5,902,447
Allowance for credit losses	(40,002)	(40,002)
Accounts receivable, net	$5,208,208	$5,862,445

During the three and nine months ended September 30, 2025, the Company charged the amount of $33,521 and $61,831 to provision for credit losses, respectively. During the three and nine months ended September 30, 2024, the Company charged the amount of $4,812 and $40,667 to provision for credit losses, respectively.

6. INVENTORY

Inventory consists primarily of specialty food products. At September 30, 2025 and December 31, 2024, inventory consisted of the following:

	September 30, 2025	December 31, 2024
	(unaudited)
Finished goods inventory	$4,248,428	$3,508,488
Allowance for slow moving & obsolete inventory	-	-
Finished goods inventory, net	$4,248,428	$3,508,488

7. PROPERTY AND EQUIPMENT

A summary of property and equipment at September 30, 2025 and December 31, 2024 is as follows:

	September 30, 2025	December 31, 2024
	(unaudited)
Land	$208,140	$208,140
Building	1,044,897	954,118
Computer and Office Equipment	306,812	262,482
Warehouse Equipment	356,601	354,355
Furniture and Fixtures	704,357	688,829
Vehicles	267,152	286,509
Total before accumulated depreciation	2,887,959	2,754,433
Less: accumulated depreciation	(1,619,068)	(1,482,622)
Total	$1,268,891	$1,271,811

Depreciation expense for property and equipment amounted to $50,171 and $22,636 for the three months ended September 30, 2025 and 2024, respectively, and $147,480 and $76,765 for the nine months ended September 30, 2025 and 2024, respectively. Depreciation expense for property and equipment is recorded in selling, general & administrative expenses on the Company’s statement of operations. During the nine months ended September 30, 2025 and 2024, the Company acquired property and equipment in the amount of $229,278 and $309,262, respectively.

9. RIGHT OF USE (“ROU”) ASSETS AND LEASE LIABILITIES – OPERATING LEASES

The Company has operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 3 years, some of which include options to extend.

The Company’s lease expense for the three months ended September 30, 2025 and 2024 was entirely comprised of operating leases and amounted to $69,857 and $4,633, respectively. The Company’s lease expense for the nine months ended September 30, 2025 and 2024 was entirely comprised of operating leases and amounted to $212,239 and $9,266, respectively.

The Company’s ROU asset amortization for the three months ended September 30, 2025 and 2024 was $60,454 and $4,175, respectively. The Company’s ROU asset amortization for the nine months ended September 30, 2025 and 2024 was $184,426 and $12,740, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

The weighted-average discount rate for operating leases was 7.00% at September 30, 2025 and December 31, 2024. The weighted-average remaining lease term of operating leases was 2.17 and 2.85 years at September 30, 2025 and December 31, 2024, respectively.

Right of use assets – operating leases are summarized below:

	September 30, 2025	December 31, 2024
	(unaudited)
Building	$411,955	$565,931
Vehicles	108,214	128,158
Warehouse equipment	-	7,950
Office equipment	881	3,437
Right of use assets, net	$521,050	$705,476

Operating lease liabilities are summarized below:

	September 30, 2025	December 31, 2024
	(unaudited)
Building	$418,805	$567,684
Vehicles	108,214	128,158
Warehouse equipment	-	7,950
Office equipment	881	3,437
Lease liability	$527,900	$707,229
Less: current portion	(247,727)	(239,660)
Lease liability, non-current	$280,173	$467,569

Maturity analysis under these lease agreements are as follows:

For the period ended September 30, 2026	$276,869
For the period ended September 30, 2027	241,693
For the period ended September 30, 2028	34,950
For the period ended September 30, 2029	17,475
For the period ended September 30, 2030	-
Total	$570,987
Less: Present value discount	(43,087)
Lease liability	$527,900

10. RIGHT OF USE ASSETS – FINANCING LEASES

The Company has financing leases for vehicles and warehouse equipment. Right of use asset – financing leases are summarized below:

	September 30, 2025	December 31, 2024
	(unaudited)
Vehicles	$214,405	$214,405
Warehouse equipment	-	-
Total before accumulated depreciation	214,405	214,405
Less: accumulated depreciation	(148,919)	(131,057)
Total	$65,486	$83,348

Depreciation expense related to right of use assets for the three months ended September 30, 2025 and 2024 was $5,954 and $5,954, respectively. Depreciation expense related to right of use assets for the nine months ended September 30, 2025 and 2024 was $17,862 and $17,862, respectively.

The weighted-average interest rate for financing leases was 5.44% at September 30, 2025 and 5.83 % at December 31, 2024. The weighted-average remaining lease term of financing leases was 2.82 and 2.80 years at September 30, 2025 and December 31, 2024, respectively.

Financing lease liabilities are summarized below:

	September 30, 2025	December 31, 2024
	(unaudited)
Financing lease obligation under a lease agreement for a truck dated March 31, 2020 in the original amount of $152,548 payable in eighty-four monthly installments of $2,188 including interest at the rate of 5.44%. During the three months ended September 30, 2025, the Company made principal and interest payments on this lease obligation in the amounts of $5,942 and $622, respectively; during the nine months ended September 30, 2025, the Company made principal and interest payments on this lease obligation in the amounts of $11,804 and $1,324, respectively. During the three months ended September 30, 2024, the Company made principal and interest payments on this lease obligation in the amount of $27,399 and $2,427, respectively; during the nine months ended September 30, 2024, the Company made principal and interest payments on this lease obligation in the amount of $54,385 and $5,261, respectively.	$35,721	$53,549

Financing lease obligation under a lease agreement for a truck dated August 23, 2019 in the original amount of $80,413 payable in eighty-four monthly installments of $1,148 including interest at the rate of 5.0%. During the three months ended September 30, 2025, the Company made principal and interest payments on this lease obligation in the amounts of $3,236 and $208, respectively; during the nine months ended September 30, 2025, the Company made principal and interest payments on this lease obligation in the amounts of $6,431 and $457, respectively. During the three months ended September 30, 2024, the Company made principal and interest payments on this lease obligation in the amounts of $3,078 and $366, respectively; during the nine months ended September 30, 2024, the Company made principal and interest payments on this lease obligation in the amount of $6,120 and $770, respectively.	$11,221	$20,929

Financing lease obligation under a lease agreement for warehouse equipment dated September 12, 2024 in the original amount of $180,740 payable in sixty monthly payments in the minimum amount of $2,846 including interest at the rate of 6.01%. The amount of the monthly payments is based upon the amount of supplies and materials the Company purchases from the lessor each month. During the three months ended September 30, 2025, the Company made principal and interest payments on this lease obligation in the amount of $0 and capitalized interest in the amount of $1,130. During the nine months ended September 30, 2025, the Company made principal and interest payments on this lease obligation in the amounts of $50,830 and $1,579, respectively, and capitalized interest in the amount of $1,130.	$63,078	125,632

Total	$110,020	$200,110

Current portion	$24,928	$60,519
Long-term maturities	85,092	139,591
Total	$110,020	$200,110

There was no accrued interest on financing leases at September 30, 2025 and December 31, 2024.

Aggregate maturities of lease liabilities:

For the period ended December 31,
2025	$12,938
2026	47,771
2027	19,846
2028	16,458
2029	13,007
Total	$110,020

11. INTANGIBLE ASSETS

The Company acquired certain indefinite intangible assets pursuant to the acquisitions of Artisan and Golden Organics. These assets include trade names and customer lists.

Other Amortizable Intangible Assets

The following table represents the balances of other amortizable intangible assets as of September 30, 2025 and December 31, 2024:

	September 30, 2025 (unaudited)
		Accumulated
	Cost	Amortization	Net
Total Customer lists	$431,565	$71,928	$359,637

	December 31, 2024
		Accumulated
	Gross	Amortization	Net
Total Customer lists	$431,565	$7,193	$424,372

Total amortization expense for the three months ended September 30, 2025 and 2024 was $21,578 and $0, respectively. Total amortization expense for the nine months ended September 30, 2025 and 2024 was $64,735 and $0, respectively.

Remaining amortization expense for intangible assets as of September 30, 2025 is as follows:

For the period ended December 31,
2025	$21,578
2026	86,313
2027	86,313
2028	86,313
2029	79,120
$359,637

Other Infinite Intangible Assets

Other non-amortizable intangible assets consist of $217,000 of indefinite intangible assets held by Artisan.

The Company acquired certain intangible assets pursuant to the acquisitions through Artisan. The following is the net book value of these assets:

	September 30, 2025 (unaudited)
		Accumulated
	Gross	Amortization	Net
Total Indefinite Intangible Assets	$217,000	$-	$217,000

	December 31, 2024
		Accumulated
	Cost	Amortization	Net
Total Indefinite Intangible Assets	$217,000	$-	$217,000

12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025	December 31, 2024
	(unaudited)
Trade payables and accrued liabilities	$3,244,181	$4,087,343
Accrued payroll and commissions	241,179	348,699
Total	$3,485,360	$4,436,042

13. ACCRUED SEPARATION COSTS – RELATED PARTIES

On February 3, 2023, the Company entered into a Severance Note, an Agreement and General Release, and a Side Letter thereto (the “SK Agreements”) with Sam Klepfish, its prior CEO and a previous board member. The SK Agreements provide, among other things, for Mr. Kelpfish’s resignation from all positions with the Company and its subsidiaries on February 28, 2023, except that Mr. Klepfish will remain a director and member of the board of the Company, confidentiality and non-disparagement conditions, nomination of Mr. Klepfish for future election to the board of directors at least through the 2024 general meeting of shareholders based on certain minimum stock ownership and Board Observer rights when Mr. Klepfish is no longer a director but maintains certain minimum agreed upon stock ownership. The payment terms are $250,000 upon effectiveness and an additional $1,000,000 payable in weekly payments of $6,410.26 from March 8, 2023 through March 6, 2026. The $250,000 was paid into an escrow account, and was released to Mr. Klepfish on his separation date. The $1,000,000 portion is in the form of an unsecured, non-interest bearing-note payable to Mr. Klepfish. The SK Agreements also called for the delivery of 400,000 shares of the Company’s common stock valued at $168,000 based upon the closing price of the Company’s common stock on Mr. Klepfish’s separation date of February 28, 2023, which were delivered to Mr. Klepfish on April 26, 2023; in addition, for delivery on June 1, 2027 of additional shares of the Company’s common stock equal to the greater of (i) the number of shares with an aggregate fair market value of $400,000 on such date, or (ii) 266,666 shares. The Company also agreed to pay a total of $1,199 of the Consolidated Omnibus Reconciliation Act (“COBRA”) insurance costs on behalf of Mr. Klepfish over eighteen months. The total amount initially accrued in connection with the SK Agreements was $1,819,199.

On February 28, 2023, the Company entered into a separation agreement (the “Wiernasz Separation Agreement”) with Justin Wiernasz, a former director and previous Director of Strategic Acquisitions. Pursuant to the Wiernasz Separation Agreement, the Company agreed to a payment of $100,000 in cash as follows: $33,333 upon execution of the agreement, $33,333 on March 15, 2023, and $33,334 on April 15, 2023. The Company also agreed to make the COBRA insurance payments on behalf of Mr. Wiernasz in the amount of $2,548 per month for twelve months with a maximum of $26,451. The total amount initially accrued in connection with the Wiernasz Separation Agreement was $126,451.

On February 6, 2024, the Company entered into a separation agreement (the “Tang Separation Agreement”) with Richard Tang, its former Chief Financial Officer, effective as of December 31, 2023. Pursuant to the Tang Separation Agreement, the Company has agreed to pay to Mr. Tang, in equal installments over a five-month period, the gross sum of $113,918. In addition, Mr. Tang was reimbursed the amount of $4,000 for legal expenses connected with the review of the Tang Separation Agreement. The severance payment were made in the following installments: (i) $25,890 paid the week of March 4, 2024; (ii) $5,178 paid each successive week for seventeen weeks beginning the week of March 11, 2024, until the severance payment was completed. In addition, the Company reimbursed Tang’s group health insurance premiums under COBRA in the amount of $14,495.

On October 4, 2025, the Company entered into a separation agreement and general release (the “Bennett Separation Agreement”) with Bill Bennett, pursuant to which Mr. Benett will resign from his position as the Chief Executive Officer of the Company, effective October 3, 2025. Pursuant to the Bennett Separation Agreement, the Company shall (i) pay Mr. Benett a severance payments consisting of salary continuation through December 31, 2025, in the total gross amount of $115,501, payable in installments on the Company’s regular payroll dates; and (ii) reimbursement of Mr. Bennett’s group health insurance premiums for the period from November 1, 2025 through September 30, 2026 in the total gross amount of $31,515. See Note 22. At September 30, 2025, the Company had not made any payments under the Bennett Separation Agreement.

During the three months ended September 30, 2025 and 2024, the Company paid cash in the amount of $55,556 and $83,333, respectively, to Mr. Klepfish in connection with the SK Agreements. During the nine months ended September 30, 2025 and 2024, the Company paid cash in the amount of $222,222 and $250,000, respectively, to Mr. Klepfish in connection with the SK Agreements.

During the nine months ended September 30, 2025 and 2024, the Company made COBRA payments on behalf of Mr. Wiernasz in the amount of $0 and $967, respectively.

During the three months ended September 30, 2025 and 2024, the Company made the following payments in connection with the Tang Separation Agreement: The Company paid cash to Mr. Tang in the amount of $0 and $5,178, respectively; and COBRA payments on behalf of Mr. Tang in the amount of $0 and $2,956, respectively.

During the nine months ended September 30, 2025 and 2024, the Company made the following payments in connection with the Tang Separation Agreement: The Company paid cash to Mr. Tang in the amount of $0 and $113,918, respectively; and COBRA payments on behalf of Mr. Tang in the amount of $0 and $14,495, respectively.

The following table represents the amounts accrued, paid, and outstanding on these agreements as of September 30, 2025:

	Total	Paid / Issued		Balance	Current	Non-current
Mr. Klepfish:
Cash – through March 6, 2026	$1,000,000		$(831,196)	$168,804	$168,804	$-
Cash - upon agreement execution	250,000		(250,000)	-	-	-
Stock - June 1, 2027	400,000		-	400,000	-	400,000
Stock - Issued in April 2023	168,000		(168,000)	-	-	-
COBRA - over eighteen months	1,199		-	1,199	1,199	-
Total – Mr. Klepfish	$1,819,199		$(1,249,196)	$570,003	$170,003	$400,000

Mr. Wiernasz:
Cash - three equal payments	$100,000		$(100,000)	$-	$-	$-
COBRA - over eighteen months	26,451		(26,451)	-	-	-
Total - Mr. Wiernasz	$126,451		$(126,451)	$-	$-	$-

Mr. Tang:
Cash – over seventeen weeks	$113,918		$(113,918)	$-	$-	$-
COBRA - over five months	14,495		(14,495)	-	-	-
Total - Mr. Tang	$128,413		$(128,413)	$-	$-	$-

Mr. Bennett:
Cash – installments through December 31, 2025	$115,501		$-	$115,501	$115,501	$-
Insurance – installments through September 30, 2026	58,499			58,499	58,499
Total – Mr. Bennett	$174,000	$		$174,000	$174,000	$-

Total Company	$2,248,063		$(1,504,060)	$744,003	$344,003	$400,000

14. STOCK APPRECIATION RIGHTS LIABILITY

Effective May 15, 2023, the Company issued 1,500,000 stock appreciation rights (the “Smallwood SARs”) to Brady Smallwood, its Chief Operating Officer (“COO”). See Note 17. The Smallwood SARs were valued utilizing the Black-Scholes valuation model, and had an aggregate fair value of $9,794 upon issuance; this amount was charged to operations and credited to stock appreciation rights liability. The Smallwood SARs are revalued each quarter, and any gain or loss in the fair value is charged to non-cash compensation expense. See Note 17 for calculation method and significant assumptions used in the valuation model.

The change in valuation of the Smallwood SARs is summarized in the table below:

May 15, 2023 - fair value	$9,794
(Gain) Loss on revaluation	245,226
December 31, 2023 -fair value	$255,020
(Gain) Loss on revaluation	1,098,130
December 31, 2024 - fair value	$1,353,150
(Gain) Loss on revaluation	60,595
March 31, 2025 - fair value	$1,413,745
(Gain) Loss on revaluation	(287,858)
June 30, 2025 - fair value	$1,125,887
(Gain) Loss on revaluation	(849,835)
September 30, 2025 - fair value	$276,052

15. LINE OF CREDIT

	September 30, 2025	December 31, 2024
(unaudited)
On June 6, 2022, the Company entered into a revolving credit facility with MapleMark (the “MapleMark Revolver”) which expired on August 25, 2025. The amount available under the MapleMark Revolver was $1,500,000. Principal and interest payments due under the MapleMark Revolver were payable monthly. Amounts due under the MapleMark Revolver bore interest at the greater of (a) the Base Rate (the rate of interest per annum quoted in the “Money Rates” section of The Wall Street Journal from time to time and designated as the “Prime Rate”) plus 0.25% per annum and (b) 5.50% per annum.

During the nine months ended September 30, 2025, the Company borrowed the amount of $500,000 under the MapleMark Revolver, and repaid the amount of $500,000. During the three and nine months ended September 30, 2025, the Company paid interest in the amount of $0 and $1,804 on the MapleMark Revolver, respectively. During the nine months ended September 30, 2024, the Company did not draw on the MapleMark Revolved and no interest was incurred.	$-	$-

16. NOTES PAYABLE

	September 30, 2025	December 31, 2024
	(unaudited)
A note payable in the amount of $20,000. The note was due in January 2006 and the Company accrued interest on this note at 1.9% through September 30, 2025. During the three and nine months ended September 30, 2025, the Company accrued interest in the amount of $96 and $288, respectively, on this note. During the three and nine months ended September 30, 2024, the Company accrued interest in the amount of $96 and $288, respectively, on this note. At December 31, 2024, accrued interest on this note was $18,860. At September 30, 2025, this note had been outstanding without any claim or correspondence for an extended duration. After consideration of all available information, the Company concluded that the obligation is no longer required to be recognized. Accordingly, the liability was derecognized and a gain in the amount of $39,154 was recorded during the three months ended September 30, 2025.	$-	$20,000

A note payable in the amount of $350,000 issued in connection with the GO Acquisition (the GO Note”). The GO Note is payable in 60 equal monthly instalments of $6,766 and bears interest at the rate of 6.0%. During the three and nine months ended September 30, 2025, the Company made interest payments on the GO note in the amount of $4,637 and $14,606, respectively. During the three and nine months ended September 30, 2025, the Company made principal payments on the GO note in the amount of $15,200 and $46,292, respectively.	$298,692	$344,984
Total	$298,692	$364,984

Current portion	$65,046	$20,000
Long-term maturities, net of discount	233,646	344,984
Total	$298,692	$364,984

There was a total of $0 and $18,866 accrued interest on notes payable at September 30, 2025 and December 31, 2024, respectively.

Aggregate maturities of notes payable as of September 30, 2025 are as follows:

For the period ended December 31,

2025	15,898
2026	66,026
2027	70,099
2028	74,422
2029	72,247
Total	$298,692

17. EQUITY

Common Stock

As of September 30, 2025, total number of shares of common stock issued and outstanding was 57,279,246 and 54,434,949, respectively. As of December 31, 2024, total number of shares of common stock issued and outstanding was 56,009,032 and 53,164,735, respectively. At September 30, 2025 and December 31, 2024, a total of 2,844,297 shares of common stock were deemed issued but not outstanding. At September 30, 2025 and December 31, 2024, an additional 350,735 and 738,032 shares, respectively, were classified as common stock to be issued. These shares represent shares of common stock vested under the Company’s executive stock compensation plans, and are in the process of being administratively issued.

For the nine months ended September 30, 2025:

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

On July 3, 2025, the Company issued 82,952 shares of common stock to its CFO pursuant to an executive compensation plan. There was no gain or loss recorded on this transaction.

For the nine months ended September 30, 2024:

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

On October 4, 2025, the Company entered into a separation agreement and general release with Mr. Bennett, pursuant to which Mr. Bennett resigned from his position as the Chief Executive Officer of the Company effective October 1, 2025. See Note 22. During the three months ended September 30, 2025, the Company charged the unamortized portion of the value of the CEO Stock Plan I the amount of $115,795 to compensation expense and additional paid-in capital. During the three and nine months ended September 30, 2025, the amount of $115,795 and $232,361, respectively, were charged to operations pursuant to the CEO Stock Plan. During the three months and nine months ended September 30, 2024, the amounts of $58,283 and $174,849, respectively, were charged to operations pursuant to the CEO Stock Plan.

On January 31, 2025, the price target of $1.80 per share under the CEO Stock Plan was achieved and 243,783 shares of common stock vested, and on March 3, 2025, the price target of $2.00 per share under the CEO Stock Plan was achieved and 243,783 shares of common stock vested. The total number of shares vested for achievement of the $1.80 and $2.00 price targets was 487,566. On June 2, 2025, 273,036 shares of common stock were issued in partial satisfaction of this obligation; an additional 214,530 shares are classified as common stock to be issued on the Company’s balance sheet at September 30, 2025.

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

On May 28, 2024, 487,567 shares of common stock vested pursuant to the achievement of the $1.00 price target of the CEO Stock Plan. These shares were issued on July 9, 2024.

On March 19, 2024, 731,350 shares of common stock vested pursuant to the achievement of the $0.80 price target of the CEO Stock Plan. These shares were issued on July 9, 2024.

On November 7, 2023, the Company issued 678,302 shares of common stock, net of 296,831 shares withheld for income tax purposes, to its Chief Executive Officer pursuant the achievement of the $0.60 price target in the CEO Stock Plan.

There are no shares unvested under the CEO Stock Plan at September 30, 2025.

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

The fair value of the COO Stock Plan was determined via a Monte Carlo market-based performance stock awards model to be $199,951. This amount will be recorded as a charge to compensation expense and additional paid-in capital on a straight-line basis over 31.5 months. During the three and nine months ended September 30, 2025, the amount of $19,043 and $57,129, respectively, was charged to operations pursuant to the COO Stock Plan. During the three and nine months ended September 30, 2024, the amounts of $19,043 and $57,129, respectively, were charged to operations pursuant to the COO Stock Plan.

On April 17, 2024, 196,627 shares of common stock vested pursuant to the achievement of the $0.87 price target of the COO Stock Plan. These shares were issued on July 9, 2024.

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

At September 30, 2025, a total of 147,470 shares of common stock remain unvested under the COO Stock Plan, and an additional 55,503 shares are classified as common stock to be issued on the Company’s balance sheet.

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

The fair value of the CFO Stock Plan was determined via a Monte Carlo market-based performance stock awards model to be $238,747 at inception (see “Stock Plan Valuation” section below). This amount will be recorded as a charge to compensation expense and additional paid-in capital on a straight-line basis over the 30-month life of the plan beginning January 1, 2024. During the three and nine months ended September 30, 2025, the amount of $23,875 and $71,625, respectively, was charged to operations pursuant to the CFO Stock Plan. During the three and nine months ended September 30, 2024, the amounts of $23,875 and $71,625, respectively, were charged to operations pursuant to the CFO Stock Plan.

On July 31, 2024, the price target of $1.23 per share under the CFO Stock Plan was achieved and 131,085 shares of common stock vested pursuant to this plan. On February 6, 2025, 73,735 shares of common stock were issued in satisfaction of this obligation, net of 57,350 shares withheld for taxes.

On December 27, 2024, the price target of $1.63 per share under the CFO Stock Plan was achieved and 98,313 shares of common stock vested; and on March 10, 2025, the price target of $2.04 per share under the CFO Stock Plan was achieved and 65,542 shares of common stock vested. The total number of shares vested for achievement of the $1.63 and $2.04 price targets was 163,855; on June 3, 2025, 92,168 of these shares were issued.

On July 3, 2025, 82,952 shares, which were previously earned, were issued from common stock to be issued pursuant to the CFO stock plan.

At September 30, 2025, a total of 196,627 shares of common stock remain unvested under the CFO Stock Plan, and an additional 80,903 shares are classified as common stock to be issued on the Company’s balance sheet.

On October 3, 2025, the Company entered into an executive employment agreement (the “Schubert Agreement”) with Gary Schubert, pursuant to which Mr. Schubert shall resign from his current position of Chief Financial Officer of the Company and shall be appointed as the Chief Executive Officer of the Company and a member of the Company’s Board of Directors (the “Board”), effective October 3, 2025. See Note 22.

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

During the three and nine months ended September 30, 2025, Smallwood SARs decreased in fair value in the amount $849,835 and $1,077,098, respectively; these amounts were charged to non-cash compensation. During the three and nine months ended September 30, 2024, the Smallwood SARs decreased in fair value and increased in fair value in the amount $55,587 and $476,161, respectively; these amounts were charged to non-cash compensation. At September 30, 2025 and December 31, 2024, the Smallwood SARs had a fair value of $276,052 and 1,353,150, respectively.

The Smallwood SARs were valued using the Black-Scholes valuation model utilizing the following variables:

	September 30,	December 31,
	2025	2024
Volatility	135.88 - 205.63%	86.58 - 131.55%
Dividends	$-	$-
Risk-free interest rates	3.68 - 3.96%	3.66 - 4.71%
Remaining expected term (years)	1.25 - 1.75	2.00 - 2.75

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

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2024	310,000	$1.42

Granted	-	$-
Exercised	(310,000)	$1.42
Cancelled / Expired	-	$-

Options outstanding at September 30, 2025 (unaudited)	-	$-
Options exercisable at September 30, 2025 (unaudited)	-	$-

During the three months ended September 30, 2025 and 2024, the Company charged the amount of $0 and $2,034, respectively, to operations for the vesting of stock options. During the nine months ended September 30, 2025 and 2024, the Company charged the amount of $0 and $4,068, respectively, to operations for the vesting of stock options.

18. SEGMENTS

The Company’s Chief Operating Decision Maker (“CODM”) has determined that the Company operates in one reportable segment: the delivery of specialty foods. This determination was made based upon the characteristics of our business and the information used by the CODM in order monitor the business and allocate resources. The single segment utilizes multiple sales channels.

During the three and nine months ended September 30, 2025, the Company’s CODM was a group consisting of our executive management team: Gary Schubert, CEO and Brady Smallwood, COO.

The CODM uses net income to monitor budget versus actual results. The CODM also uses revenue by category to monitor the growth of the business in each of our target markets.

The following table presents our segment results by sales channel:

Nine Months	September 30,		September 30,
	2025		2024
	Amount	%	Amount	%	$ Change	% Change
Revenue:
Digital Channels	$26,267,866	53.3%	$27,762,919	61.0%	$(1,495,053)	-5.4%
National distribution	$10,313,713	21.0%	$9,543,552	21.0%	$770,161	8.1%
Local distribution	$12,665,887	25.7%	$8,184,961	18.0%	$4,480,926	54.7%
Total revenue	$49,247,466	100.0%	$45,491,432	100.0%	$3,756,034	8.3%

Cost of sales	$37,192,111	75.5%	$34,485,730	75.8%	$2,706,381	7.8%
Gross margin	$12,055,355	24.5%	$11,005,702	24.2%	$1,049,653	9.5%

Cash OpEx:
Payroll & related costs	$7,447,576	15.1%	$6,026,397	13.2%	$1,421,179	23.6%
Computer and IT	$290,910	0.6%	$304,192	0.7%	$(13,282)	-4.4%
Office, facility, vehicles	$1,125,109	2.3%	$346,024	0.8%	$779,855	225.2%
Insurance	$396,521	0.8%	$444,308	1.0%	$(47,788)	-10.8%
Travel & entertainment	$122,821	0.2%	$164,149	0.3%	$(41,328)	-25.2%
Advertising & marketing	$26,825	0.1%	$3,483	0.0%	$23,342	670.2%
Banking and credit card processing	$29,181	0.1%	$8,401	0.0%	$20,780	247.4%
Professional fees	$1,181,449	2.4%	$1,089,011	2.4%	$92,438	8.5%
	$10,620,392	21.6%	$8,385,965	18.4%	$2,234,427	26.6%
Non-cash OpEx:
Credit loss expense	$43,010	0.1%	$40,667	0.1%	$2,343	5.8%
Share based compensation	$(715,983)	-1.4%	$789,935	1.7%	$(1,505,918)	-190.6%
Depreciation & amortization	$212,215	0.4%	$76,765	0.2%	$135,450	176.4%
Taxes & fees	$145,334	0.3%	$111,184	0.2%	$34,150	30.7%
	$(315,424)	-0.6%	$1,018,551	2.2%	$(1,333,975)	-131.0%
Non-Operating (Income) Expense:
Interest expense	$22,925	0.0%	$(36,592)	-0.1%	$59,517	162.7%
(Gain) loss on sale of subsidiaries	$-	0.0%	$(21,126)	0.0%	$21,126	-100.0%
(Gain) loss on sale of assets	$-	0.0%	$(1,807,516)	-4.0%	$1,807,516	-100.0%
Other (income) expense	$(2,512)	0.0%	$-	0.0%	$(2,512)
Total other (income) expense	$20,413	0.0%	$(1,865,234)	-4.1%	$1,885,647	-101.1%

Net income (loss) from continuing operations	$1,729,974	3.5%	$3,466,420	7.6%	$(1,658,295)	-50.1%

Other segment disclosures:
Segment assets	$22,192,948		$21,207,183
Expenditures for segment assets	$229,278		$309,262

Three Months	September 30,		September 30,
	2025		2024
	Amount	%	Amount	%	$ Change	% Change
Revenue:
Digital Channels	$8,921,558	54.3%	$9,340,603	58.9%	$(419,045)	-4.5%
National distribution	$3,502,600	21.3%	$3,518,117	22.1%	$(15,517)	-0.4%
Local distribution	$3,999,558	24.4%	$3,007,863	19.0%	$991,695	33.0%
Total revenue	$16,423,716	100.0%	$15,866,583	100.0%	$557,133	3.5%

Cost of sales	$12,567,437	76.5%	$12,195,250	76.9%	$372,187	3.1%
Gross margin	$3,856,279	23.5%	$3,671,333	23.1%	$184,946	5.0%

Cash OpEx:
Payroll & related costs	$2,631,243	16.0%	$1,973,725	12.4%	$657,518	33.3%
Computer and IT	$86,533	0.5%	$83,343	0.5%	$3,190	3.8%
Office, facility, vehicles	$474,748	3.0%	$115,130	0.7%	$359,618	312.4%
Insurance	$129,281	0.8%	$161,722	1.0%	$(32,441)	-20.1%
Travel & entertainment	$73,226	0.4%	$69,458	0.5%	$3,768	5.4%
Advertising & marketing	$20,800	0.1%	$94	0.0%	$20,706	22027.7%
Banking and credit card processing	$5,446	0.0%	$1,563	0.0%	$3,883	248.4%
Professional fees	$354,947	2.2%	$359,200	2.3%	$(4,253)	-1.2%
	$3,776,224	23.0%	$2,764,235	17.4%	$1,011,989	36.6%
Non-cash OpEx:
Credit loss expense	$33,521	0.2%	$4,812	0.0%	$28,709	596.6%
Share based compensation	$(691,122)	-4.2%	$49,682	0.3%	$(740,804)	-1491.1%
Depreciation & amortization	$72,555	0.4%	$22,636	0.1%	$49,919	220.5%
Taxes & fees	$1,740	0.0%	$(19,464)	-0.1%	$21,204	-108.9%
	$(583,306)	-3.6%	$57,666	0.3%	$(640,972)	-1111.5%
Non-Operating (Income) Expense:
Interest expense	$15,274	0.1%	$(11,579)	-0.1%	$26,853	231.9%
Other (income) expense	$(2,512)	0.0%	$-	0.0%	$(2,512)
Total other (income) expense	$12,762	0.1%	$(11,579)	-0.1%	$24,341	-210.2%

Net income (loss) from continuing operations	$650,599	4.0%	$861,011	5.4%	$(132,262)	-24.4%

Other segment disclosures:
Segment assets	$22,192,948		$21,207,183
Expenditures for segment assets	$20,392		$293,405

19. RELATED PARTY TRANSACTIONS

Payments to Prior Executive Officers under Separation Agreements

Nine months ended September 30, 2025:

During the three and nine months ended September 30, 2025, the Company paid cash in the amount of $55,556 and $222,222, respectively, to Mr. Klepfish, its prior CEO, in connection with the SK Agreements.

Nine months ended September 30, 2024:

During the three and nine months ended September 30, 2024, the Company paid cash in the amount of $83,333 and $250,000, respectively, to Mr. Klepfish.

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

20. MAJOR CUSTOMERS

During the three months ended September 30, 2025 and 2024, U.S. Foods, Inc. and its affiliates accounted for approximately 36% and 41% of total consolidated sales, respectively. Gate Gourmet accounted for approximately 15% and 20% of total consolidated sales, respectively.

Discontinued operations: Sams Club accounted for approximately 18% and 0% of total consolidated sales in 2025 and 2024, respectively. Sales to Sams Club related entirely to the discontinued Pennsylvania distribution operations and are not expected to continue in future periods.

During the nine months ended September 30, 2025 and 2024, U.S. Foods, Inc. and its affiliates accounted for approximately 34% and 47% of total consolidated sales, respectively. Gate Gourmet accounted for approximately 15% and 18% of total consolidated sales, respectively.

Discontinued Operations: Sams Club accounted for approximately 18% and 0% of total consolidated sales in 2025 and 2024, respectively. Sales to Sams Club related entirely to the discontinued Pennsylvania distribution operations and are not expected to continue in future periods.

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

22. SUBSEQUENT EVENTS

Appointment of CEO

On October 3, 2025, Innovative Food Holdings, Inc., entered into an executive employment agreement (the “Schubert Agreement”) with Gary Schubert, pursuant to which Mr. Schubert resigned from his current position of Chief Financial Officer of the Company and was appointed as the Chief Executive Officer of the Company and a member of the Board, effective October 3, 2025.

Pursuant to the Schubert Agreement, Mr. Schubert is entitled to (i) an annual base salary of $400,000, beginning on January 1, 2026, subject to a 3% annual increase, (ii) a stock grant of 1,350,000 shares of common stock of the Company, subject to a vesting schedule, by March 31, 2026, and (iii) an annual cash incentive with a target (attainable upon achievement of certain performance goals) of not less than $137,500 with a cap of the lower of (a) $400,000 and (b) 8% of the Company’s adjusted free cash flow over the previous calendar year, beginning in calendar year 2026.

Mr. Schubert’s employment with the Company shall terminate upon the first of the following: (i) December 31, 2028, provided that the Schubert Agreement will be automatically renewed for successive one-year terms unless the Board gives Mr. Schubert with a 90-day advance written notice of non-renewal; (ii) death; (iii) the termination due to disability upon not less than 30-day prior written notice by the Company to Mr. Schubert; (iv) the written notice by the Company to Mr. Schubert of a termination for cause; (v) the written notice by the Company to Mr. Schubert of an involuntary termination without cause; (vi) the written notice by Mr. Schubert to the Company of a resignation for good reason; and (vii) the not less than 30-day prior written notice by Mr. Schubert to the Company of a resignation without good reason.

There are no arrangements or understandings between the Company and Mr. Schubert pursuant to which Schubert was appointed and there is no family relationship between or among any director or executive officer of the Company or Mr. Schubert. There are no transactions, to which the Company is or was a participant and in which Mr. Schubert has a material interest subject to disclosure under Item 404(a) of Regulation S-K.

CEO Separation Agreement

On October 4, 2025, the Company entered into a separation agreement and general release (the “Bennett Separation Agreement”) with Bill Bennett, pursuant to which Mr. Benett will resign from his position as the Chief Executive Officer of the Company, effective October 3, 2025.

Pursuant to the Separation Agreement, the Company shall (i) pay Mr. Benett a severance payment in installments for a total gross amount of $115,500.97 for the period of October 4, 2025, through and including December 31, 2025, and (ii) reimburse Mr. Bennett for his group health insurance premiums for the period from November 1, 2025 through September 30, 2026, subject to the terms and conditions of the Separation Agreement.

Mr. Bennett has agreed to provide consultancy services to the Company as a consultant and independent contractor from January 1, 2025 until March 31, 2025 for $25,000, which is to be paid in installments.

Mr. Bennett also resigned as a member of the Board, effective October 3, 2025. Mr. Bennett’s resignation is not the result of any disagreement with the Company, the Board, or management, or any matter relating to the Company’s operations, policies or practices.

The foregoing descriptions of the Schubert Agreement and Separation Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Schubert Agreement and Separation Agreement, which are filed as Exhibits 10.1 and 10.2 to this Current Report on Form 8-K and are incorporated herein by reference.

Sale of Facility

The Company, through its subsidiary Innovative Food Properties LLC, entered into an Agreement of Purchase and Sale, dated as of July 28, 2025 and amended on September 11, 2025, September 29, 2025 and November 13, 2025 (the “Sale Agreement”), with Mountaintop Holdings LLC (“Mountaintop Holdings”), pursuant to which the Company agreed to sell to Mountaintop Holdings the real property located at 220 Oak Hill Road in Mountaintop, Pennsylvania, together with certain associated property. The total purchase price specified in the agreement is $9,225,000, which includes deposits already paid and held in escrow. The purchaser inspection and due diligence period has been completed and passed. No gain or loss has been recorded as of the date of these financial statements. The sale of the properties under the Sale Agreement is expected to occur on January 12, 2026. If the closing has not occurred by January 12, 2026, Mountaintop Holdings may request a t30-day extension to such closing date by depositing $250,000 with the title company and an additional 30-day extension by depositing $100,000 with the title company.

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

Critical Accounting Policy and Estimates

Use of Estimates in the Preparation of Financial Statements

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates include certain assumptions related to, among others, doubtful accounts receivable, inventory, valuation of stock-based services, operating right of use assets and liabilities, impairment of intangible assets, and income taxes. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounts subject to estimate and judgements are accounts receivable reserves, income taxes, intangible assets, contingent liabilities, and equity-based instruments. Actual results may differ from these estimates under different assumptions or conditions. We believe our estimates have not been materially inaccurate in past years, and our assumptions are not likely to change in the foreseeable future.

Provision for Credit Losses Receivable

The Company provides an allowance for credit losses equal to the estimated uncollectible amounts pursuant to the guidance of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326) as codified in ASC 326, Financial Instruments – Credit Losses. The Company utilizes a current and expected credit loss (CECL) impairment model. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for credit losses will change. Accounts receivable are presented net of an allowance for credit losses of $40,002 at September 30, 2025 and December 31, 2024.

Inventory

Inventory consists of food products and is valued at the lower of cost or net realizable value. Cost is determined using the average-cost method. The Company adjusts the inventory based upon bi-weekly cycle counts and upon the expiration date of food products. In addition, the Company records a provision for excess, obsolete, and slow-moving inventory. Adjustments to reduce inventory to net realizable value are recorded when necessary and included in cost of sales.

Impairment of Intangible Assets

Indefinite-lived intangible assets are not amortized but are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

We leverage this unique, premium assortment to serve the needs of Professional Chefs in settings such as restaurants, hotels, country clubs, national chain accounts, casinos, hospitals and catering houses. We provide these premium customers with products that can’t typically be found through their broadline distributor’s warehouse assortment. We distribute these products directly to Professional Chefs in Chicago through our subsidiary, Artisan Specialty Foods, Inc., and nationally through our e-commerce businesses on Amazon.com and our own website. We also drop ship specialty foods to Professional Chefs nationally through the websites of broadline distributors, such as U.S. Foods, Inc. Lastly, we sell these food to large retailers for resale on their shelves to the end customer. Between this variety of sales channels, we are able to serve our Professional Chef customers wherever they are located.

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

Financial Highlights for the fiscal quarter ended September 30, 2025: IVFH reported revenue of $16.4 million, a 3.5% increase compared to $15.9 million in 2024.

Three Months Ended September 30, 2025

Revenue Breakdown:

●	Digital Channels: Largely comprised of our distributor relationships and supported by our drop-ship model generated $8.9. million, or 54.1% of total revenue, in the current period, compared to $9.3 million in the prior year period, a decrease of approximately 4.5%. This decrease was primarily driven by continued headwinds in our legacy U.S. Food Platform drop-ship business, where increased competition in online marketplace channels has resulted in lower order volumes and pricing pressure.

●	National Distribution: Revenue was $3.5 million, or 21.3% of total revenue, compared to $3.5 million in the prior year period. We expect this channel to continue to expand as we further develop over time broker relationships and deepen participation in airline menu programs. While overall airline related revenue grew approximately 3%, a portion of these sales shifted to channels outside of National Distribution during the period, given the reolocation of PA operations, reducing the amount recorded here.

●	Local Distribution: Consists mainly of local sales team relationships and our local fleet delivering direct from warehouse. This category generated $4 million, or 21.6% of total revenue, which is a 33% increase from $3 million in 2024. The figure includes $1.6 million, up from $0 in Q3 2024, due to acquisitions of LoCo Foods and Golden Organics.

Cost of goods sold for the three months ended September 30, 2025 increased 3.1% to $12.6 million compared to $12.2 million in the prior year period, which is generally consistent with the 3.5% increase in revenue. Gross margin decreased by 34 basis points to 23.5%, primarily due to changes in the overall sales mix. The improvement in gross margin from continuing operations is largely attributable to the discontinuation of our retail cheese business, which carried lower margins.

Operating Expenses

Cash Operating Expenses (Cash OpEx):

●	Payroll and related costs increased by $657 thousand to $2.65 million. This increase was primarily driven by higher headcount to support the local distribution business, including approximately $278 thousand related to the Denver acquisition completed in the fourth quarter of 2024. The period also included approximately $174 thousand in severance costs associated with the transition of the former CEO and approximately $78 thousand from wage and benefit inflation.

●	Computer and IT costs remained near flat with a slight increase of $4 thousand to $87 thousand, reflecting stabilization of core IT spend; on a year-to-date basis, these costs are down approximately 4.4%.

●	Office, facilities, and vehicle expenses increased by $359 thousand. The increase is attributed to costs associated with a new office location tied to our Q4 acquisitions ($158 thousand), and an increase to truck fleet expenses to support our expanding local distribution business in Chicago ($72 thousand).

●	Advertising and Digital Marketing Costs: Increased by $20 thousand in Q3 2025 to $20 thousand as a result of spend related to our Amazon and Harvest platforms. We expect annual amounts to continue to remain lower, resulting from a full year’s cycle of the restructuring of marketing programs.

●	Professional and legal fees decreased by $4 thousand to $354 thousand. The current period includes approximately $125 thousand of legal fees associated with the Company’s ongoing Nasdaq uplisting process. We are continuing to undertake a vendor review process aimed at identifying further cost reduction opportunities going forward..

Total Cash OpEx increased by $1.1 million, or 40%. The increase was primarily driven by the Denver facility, which was not part of our operations in the prior-year period and accounted for approximately $500 thousand of the increase. The quarter also included approximately $72 thousand in higher fleet-related expenses, $174 thousand in severance, and approximately $78 thousand from wage and benefit inflation.

Non-Cash Operating Expenses (Non-Cash OpEx):

●	Share-Based Compensation: Decreased by $740 thousand a credit of ($691) thousand, due to revaluation of stock options and other equity-based incentives to attract and retain key personnel.

●	Depreciation and amortization expense increased by $49 thousand to $72 thousand, reflecting an increase in PPE associated with Q4 acquisitions similar net book value of property, plant, and equipment compared to the prior year period.

●	Credit Loss Expense: Increased by $28 thousand to $33 thousand, primarily due to changes in customer mix within our local delivery segment.

Discontinued Operations

Retail Cheese Operations revenue was $3.4 million in the current period compared to $0.2 million in the prior year period. This activity reflects the sell through of remaining product associated with the wind down of our discontinued retail cheese operations. We expect only minimal sales in the fourth quarter as the remaining cheese inventory is sold, after which revenue from this business is not expected on a go forward basis.

The discontinued operations reported a net loss of $2.4 million in the current quarter. We continue to progress toward the sale of the Pennsylvania facility, which we anticipate will close in the fourth quarter. Upon completion of the sale, we expect a significant reduction in overhead costs associated with these operations.

Nine Months Ended September 30, 2025

Revenue Breakdown:

●	Digital Channels: Largely comprised of our distributor relationships and supported by our drop ship model, generated $26.3 million, or 53.3% of total revenue, compared to $27.8 million in the prior year period, a decrease of approximately 5.4%. The decrease was primarily driven by continued headwinds in our legacy U.S. Food Platform drop ship business, where increased competition within online marketplace channels has resulted in lower order volumes and pricing pressure.

●	National Distribution revenue was $10.3 million, or 17.4 % of total revenue, compared to $9.5 million in the prior year period, an increase of approximately 8.1%. The increase was driven by higher volume within our airline catering relationships, including expanded demand from a key existing customer and additional sales through broker partnerships. We expect this category to continue to grow as broker channels mature, though order volumes may vary by period based on procurement and menu planning cycles.

●	Local Distribution: Consists mainly of local sales team relationships and our local fleet delivering direct from warehouse. This category brought in $12.7 million, or 25.7% of total revenue, an increase of 54.8% from $8.2 million in 2024, supported by $5.3 million from the recent acquisitions of LoCo Foods and Golden Organics

Cost of goods sold for the nine months ended September 30, 2025 was 37.2 million, an increase of 7.85% compared to 34.5 million in the prior year period. This is generally in line with the increase in sales of 8.26%. As a result, gross margin increased 29 basis points to 24.5%. The gross margin performance was driven by sales mix, including a 99 basis point increase in digital and a 57 basis point increase in airlines, partially offset by a 524 basis point decline in local. Local distribution in the current period includes both the Denver and Chicago facilities, whereas the prior year period included only Chicago. The Denver facility carries a different product mix than Chicago, which contributed to the change in local distribution margin.

Operating Expenses

Cash Operating Expenses (Cash OpEx):

●	Payroll and related costs increased by $1.41 million to $7.42 million. This increase was primarily driven by higher headcount associated with employees added through acquisitions completed in Q4 2024, which accounted for approximately $946 thousand of the increase, as well as approximately $174 thousand in CEO severance and $180 thousand related to wage and benefit inflation.

●	Computer and IT Costs: Reduced by $13 thousand to $290 thousand, reflecting the Company’s efforts to streamline IT operations and reduce software and hardware expenses.

●	Office, facilities, and vehicle expenses increased by $779 thousand. The increase is primarily due to new office locations costing $452 thousand as a result of the acquisition of Golden Organics and LoCo Foods. As part of this acquisition, LoCo Foods relocated from Fort Collins to Denver, consolidating offices. H1 results include $50 thousand in rent and utilities for the closed Fort Collins facility, which will not continue in subsequent quarters. Additionally, increased fleet costs at our Chicago hub accounted for $160 thousand.

●	Advertising and Digital Marketing Costs: Increased by $23 thousand to $27 thousand, reflecting spend towards our Amazon and Harvest platforms. although We expect annual amounts to continue to remain lower, resulting from a full year’s cycle of the restructuring of marketing programs.

●	Professional and legal fees increased by $92 thousand to $1.2 million, 222 thousand of which was attributable to transactional activities related to acquisitions, and other corporate actions which are not expected to recur.

Total Cash Operating Expenses increased by $2.4 million. The increase was primarily driven by the new Denver facility, which was not included in the prior year financials and accounted for approximately $1.6 million of the increase. The quarter also included approximately $160 thousand in higher fleet costs, $174 thousand in CEO severance, and approximately $180 thousand from wage and benefit inflation.

Non-Cash Operating Expenses (Non-Cash OpEx):

●	Share-Based Compensation: Decreased by $1.5 million to ($715) thousand, primarily due to lower amortization expense associated with stock appreciation rights (SARs), reflecting a decline in the company’s stock price during the period.

●	Depreciation and amortization expense increased by $135 thousand to $212 thousand, reflecting an increase in PPE associated with Q4 acquisitions similar net book value of property, plant, and equipment compared to the prior year period

●	Credit Loss Expense: decreased by $2 thousand to $43 thousand, primarily due to changes in customer mix within our local delivery segment.

Discontinued Operations

Retail Cheese Operations revenue was $10.7 million for the nine months ended September 30, 2025, compared to $0.2 million in the prior year period. Q3 revenue reflects the sell through of remaining product associated with the wind down of this business. The discontinued operations reported a net loss of $3.8 million for the nine month period. Sales are expected to substantially conclude in the fourth quarter as the remaining cheese inventory is sold, after which revenue from these operations is not expected on a go forward basis.

Net (Loss) Income

During the three months ended September 30, 2025, the company reported a net income from continuing operations of $651 thousand, compared to a net income of $861 thousand in 2024, representing a decrease of $210 thousand. During the nine months ended September 30, 2025, the company reported a net income from continuing operations of $1.7 million, compared to net income of $3.5 million in 2024, representing a decrease of $1.7 million.

Liquidity and Capital Resources at September 30, 2025

As of September 30, 2025, IVFH had current assets of $18.6 million and current liabilities of $13.6 million, including an $8.8 million note classified as current due to its expected repayment upon the sale of the related business. Although the note is not contractually due within one year, it is presented within current liabilities based on the expected timing of the sale transaction. Net working capital was $5 million.

We believe we have sufficient liquidity to fund operations for at least the next twelve months. With the shutdown of the Pennsylvania facility, operating cash flows are expected to improve as facility costs and lower margin product sales roll off. Upon the sale of the facility, we intend to use the proceeds to repay the associated note, which will reduce overhead and interest expense. We do not anticipate the need to raise additional capital. We are working on a new credit facility to provide working capital flexibility. Remaining severance obligations are not expected to be material, and staffing levels are being managed to align with current business needs.

Cash Flow Analysis:

●	Operating Activities: Used $687 thousand, primarily due to operations, offset by favorable changes in working capital components of $332 thousand. The significant changes in working capital included:

●	Accounts receivable decreased by $2.8 million, primarily reflecting the collection of receivables related to discontinuing cheese business.

●	Inventory decreased by $367 thousand, because of lowered cheese inventory balances associated with the wind down of the facility.

●	Accounts payable and accrued liabilities decreased by $2.7 million, primarily due to paydowns of inventory purchases related to the elevated Q4 2024 cheese sales, which were settled in Q1 2025. In addition, the decrease reflects the payment of aged vendor payables associated with the acquired LoCo Foods business as well as signing down of vendor accounts associated with the cheese segment.

●	Investing activities: Net cash used in investing activities was $174 thousand, primarily related to purchases of property and equipment. These investments included equipment for cheese cutting operations and warehouse improvements to support the consolidation of Loco Foods and Golden Organics, acquired in Q4 2024. As of the end of the quarter we sold approximately 54k worth of cheese cutting equipment.

●	Financing Activities: Used $40 thousand, primarily from the principal payments on debt and reimbursements from restricted cash on the purchase of Capex equipment

Transactions with Major Customers

Transactions with a major customer and related economic dependence information is set forth below and following our discussion of Liquidity and Capital Resources.

During the nine months ended September 30, 2025 and 2024, U.S. Foods, Inc. and its affiliates accounted for approximately 34% and 47% of total consolidated sales, respectively. Gate Gourmet accounted for approximately 15% and 18% of total consolidated sales, respectively.

Sams Club accounted for approximately 18% and 0% of total consolidated sales in 2025 and 2024, respectively. Sales to Sams Club related entirely to the discontinued Pennsylvania distribution operations and are not expected to continue in future periods

Off-Balance Sheet Arrangements

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

(a) Evaluation of disclosure controls and procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) as of the end of the period covered by this report, have determined that our disclosure controls and procedures were effective at September 30, 2025 at the reasonable assurance level. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

3.2	Amended Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 16, 2011).

3.2.1	Amended Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2023).

10.1	Agreement of Purchase and Sale, dated July 28, 2025, by and between Innovative Food Properties LLC and Mountaintop Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2025).

10.2	First Amendment to Agreement of Purchase and Sale, dated September 11, 2025, by and between Innovative Food Properties LLC and Mountaintop Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2025).

10.3	Second Amendment to Agreement of Purchase and Sale, dated September 29, 2025, by and between Innovative Food Properties LLC and Mountaintop Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2025).

10.4	Third Amendment to Agreement of Purchase and Sale, dated November 13, 2025, by and between Innovative Food Properties LLC and Mountaintop Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2025)

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Gary Schubert	Chief Executive Officer and Director	November 14, 2025
Gary Schubert	(Principal Executive, Financial and Accounting Officer)