Form 10-K
period 2025-12-31
INNOVATIVE FOOD HOLDINGS INC
filed 2026-03-31
CIK 312257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $32,730,248 as of June 30, 2025, based upon a closing price of $1.30 per share for the registrant’s common stock on such date.

On March 30, 2026, a total of 54,649,479 shares of our common stock were outstanding.

INNOVATIVE FOOD HOLDINGS, INC.

i

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

ii

PART I

ITEM 1. Business

Our History

We were incorporated on June 14, 1979 under the laws of the State of Colorado originally under the name Alpha Solarco Inc. On February 18, 2003, we changed our name to Fiber Application Systems Technology, Ltd. On February 17, 2004, we changed our state of incorporation by merging into Innovative Food Holdings, Inc., a Florida corporation.

Our Operations

We build dynamic scalable businesses by selling specialty foods that are difficult to find through traditional channels. Our expertise is forging close relationships with the producers, growers, makers and distributors of specialty products, then carefully selecting our suppliers based on their quality, uniqueness and reliability.

Our team is adept at evaluating and certifying the food safety and supply chain capabilities of small batch producers who do not typically sell through broad-based sales channels. We seek out the freshest, most unique, origin-specific gourmet cheese, meat, produce, and premium ingredients available, and distribute them directly from our robust network of vendors and warehouses typically within 24 – 72 hours of an order being placed. We also source, package, and brand a meaningful segment of these products ourselves, enabling us to better control the assortment, offer more flexibility and variety to our customers, and capture additional margin.

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

We are dependent on internal technology systems and third-party platforms to support core operations, including order intake and processing across multiple sales channels, product and pricing data management, vendor communications, inventory recordkeeping, warehouse operations, and shipping and logistics coordination. Order information is transmitted electronically in many cases through integrations and other interfaces to our warehouse operations and vendor partners, and certain workflows may include manual review steps and exception handling. Our warehouse fulfillment processes use a combination of system-generated documentation and manual execution, including paper-based picking in certain facilities, supported by inventory location records and standard operating procedures. We receive shipment status information and delivery confirmations through carrier systems and third-party platforms where available; however, visibility and automation levels vary by carrier and shipment type, including between parcel and freight shipments. Packaging and refrigerant requirements are generally determined using product attributes and shipping configurations maintained in our systems and standard packing protocols, with operational adjustments made by warehouse personnel as appropriate.

Our Products

As of the date of this report, we distribute thousands of perishable and specialty food products, including origin-specific seafood, domestic and imported meats, exotic game and poultry, artisanal cheeses, freshly prepared meals, caviar, wild and cultivated mushrooms, micro-greens, organic farmed and manufactured food products, estate-bottled olive oils and aged vinegars. Products are sold under both the vendor’s brands and various Company-owned brands.

Our selection includes high-quality items like Alaskan wild king salmon, Gulf of Mexico day-boat snapper, prime rib of American kurobuta pork, dry-aged buffalo tenderloin, white asparagus, free-range and organic chicken, truffle oils, fennel pollen, fresh morels, Trumpet Royale mushrooms, and artisan cheeses.. These offerings ensure that our nationwide customers have access to the best food products from around the world, delivered quickly and cost-effectively.

Customer Service and Logistics

We provide customer service support to customers by telephone, email, and other communication channels. Customer service personnel assist with order placement, product availability, substitutions, product specifications, and delivery-related inquiries. In certain cases, personnel with culinary experience may also provide product usage guidance.

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

Acquisitions and Disposition

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

On October 14, 2024, the Company entered into an asset purchase agreement (the “Golden APA”) with Golden Organics, Inc., a Colorado corporation (the “Golden Organics”), and David Rickard. Pursuant to the Golden APA, the Company (i) purchased substantially all of the properties, business, and assets of Golden Organics used and/or useful in the operation of the Golden Organics’ business of wholesaling bulk organic ingredients and other related food products and (ii) assume certain liabilities and obligations of Golden Organics (such transaction, the “Golden Transaction”) for an aggregate purchase price of $1,580,000, which consists of (a) a cash payment of $1,230,000 after taking into account certain working capital adjustments at the closing of the Golden Transaction and (b) a promissory note of $350,000, payable to Golden Organics (the “Seller Financing Note”), with interest at six percent (6%) per annum for a term of sixty (60) months payable in equal monthly installments with the first payment due one month after the closing. The Seller Financing Note contains default notice and acceleration provisions, including a default interest at twelve percent (12%), a five (5) day grace period, a five percent (5%) late fee, no prepayment penalty and a right of set-off. Under the Golden APA, David Rickard has agreed to provide assistance to the Company for a period of ninety (90) days following the closing with respect to the transitioning of the business and developing new business opportunities without any compensation. The Golden Transaction closed on November 18, 2024.

On October 31, 2024, M Innovations LLC, a Delaware corporation and a wholly owned subsidiary of the Company (“M Innovation”) entered into an asset purchase agreement (the “M Innovation APA”) with M Specialty Foods Inc., a New York corporation (“M Specialty”). Pursuant to the M innovation APA, M Specialty purchased right, title, and interest in and to the assets of M Innovation in exchange of assuming the gift card liability of $174,637.

On December 20, 2024, the Company through its subsidiary, Golden Organics, acquired substantially all of LoCo’s (defined below) properties, business, and assets used and/or useful in the operation of LoCo’s business of sourcing and wholesaling food products, and agreed to assume certain liabilities of LoCo for an aggregate purchase price of $304,269, which is payable to LoCo’s lenders for all outstanding and unpaid indebtedness of LoCo, pursuant to that certain asset purchase agreement, dated December 20, 2024 (the “LoCo APA”), with LoCo Food Distribution LLC, a Colorado limited liability company and a wholesaler of food related products (“LoCo”), and Elizabeth G. Mozer and Benjamin Mozer. . In connection with the LoCo APA, Ms. Mozer entered into a consulting services agreement with Golden Organics to provide consulting services for a period of twelve (12) months with the option to extend on a month-to-month basis with respect to the transitioning of the relationships and knowledge concerning the LoCo’s business, which agreement also contains a two-year non-solicitation provision.

Our subsidiary, Innovative Food Properties LLC, a Delaware limited liability company ("Innovative Properties"), entered into an Agreement of Purchase and Sale dated July 28, 2025, as amended on September 11, 2025, September 29, 2025, and November 13, 2025, with Mountaintop Holdings, LLC, a New York limited liability company ("Mountaintop Holdings"). Pursuant to the agreement, Innovative Properties agreed to sell to Mountaintop Holdings certain real property located at 220 Oak Hill Road, Mountaintop, Pennsylvania 18707, together with all rights, title, improvements, easements, and appurtenant interests, which is improved with warehouse facilities, as well as certain personal property, contracts, and intangibles of Innovative Properties. The sale closed on March 6, 2026, at which time Innovative Properties received gross proceeds of $9.225 million.

Business Strategy

We are focused on specialty foodservice distribution across Local Distribution, National Distribution, and Digital Channels. We have exited the direct-to-consumer ecommerce business. In Digital Channels, we distribute products through drop-ship arrangements and e-commerce channels, including third-party distributor platforms and other sales channels. In Local Distribution, we focus on our Chicago and Denver markets through Artisan and Golden Organics operations. In National Distribution, we serve customers outside of our local footprint through our warehouse network and third-party logistics providers.

Because revenue is concentrated on a limited number of customers, we may seek to reduce customer concentration over time through channel and customer diversification; however, there can be no assurance that such efforts will be successful.

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

Insurance

We maintain a Business Owners Policy with a general liability per occurrence limit of $1,000,000 and aggregate policy covering $2,000,000 of liability for all entities, as well as building coverage with a limit up to $4,100,000 for its building in Illinois. The Company carries an Auto Policy with non-owned automobile bodily injury and property damage coverage with a limit of $1,000,000 for all entities. The Company also carries an Umbrella policy of up to $11,000,000 which covers all entities, along with two excess umbrella policies that sit over the BOP and Umbrella policies. The excess umbrella policies have limits of $5,000,000 and $6,000,000. The Company carries a Cyber policy of up to $2,000,000 which insures the Company and its subsidiaries. The Company carries a Commercial Property Policy for its building in PA, with a limit of up to $12,350,000. Such insurance may not be sufficient to cover all potential claims against us and additional insurance may not be available in the future at a reasonable price.

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

Intellectual Property

The Company acquired certain Trade Names in connection with the acquisitions of Golden Organics and LoCo. As of the date of this report, we are not aware of any valid claim or challenges to our right to use the registered trademarks or any counterfeit or other infringement to the registered trademarks.

Employees

As of December 31, 2025, we employed approximately 70 employees. Our workforce includes personnel supporting warehouse operations and logistics, merchandising and procurement, sales and customer service, and corporate functions, including finance, technology, and human resources. We also utilize seasonal or temporary labor in certain periods. None of our employees are represented by a union.

Corporate Information

Our executive offices are located at 2528 S. 27th Ave., Broadview, Illinois, 60155; our corporate website is www.ivfh.com; and our telephone number is (239) 596-0204. The contents of our website are not incorporated in or deemed to be a part of this Annual Report on Form 10-K.

ITEM 1A. Risk Factors

Risks Relating to Our Business and Industry

We have a history of losses requiring us to seek additional sources of capital.

As of December 31, 2025, we had an accumulated deficit of $38,275,076. We had unrestricted cash at December 31, 2025 of $927,468, a decrease of $350,620 compared to December 31, 2024. We also had restricted cash of $507,517, a decrease of $352,264 compared to December 31, 2024. We cannot assure you that we can achieve profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, or other extraordinary events occur, we will incur losses. Our potential success is contingent upon the effective development and commercialization of our services and products, as well as the continued expansion of our product portfolio and customer base, for which we can provide no assurance. Any future success we may achieve will be influenced by numerous factors, including those beyond our control or presently unforeseeable. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel, marketing and promotions, reduced margins caused by competitive pressures, taxes, and other economic and non-economic factors. These conditions may have a materially adverse effect upon us or may force us to curtail operations. In addition, we could require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. We can give no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Our inability in such instance to obtain sufficient funds from our operations or external sources could require us to curtail operations.

We rely on a few key customers for most of our revenue and if we were to lose one or more of those clients and be unable to generate new sales to offset such loss, we may be forced to cease or curtail our operations.

In 2003, Next Day Gourmet initially contracted with our subsidiary, Food Innovations, Inc. (“Food Innovations”), to handle the distribution of over 3,000 perishable and specialty food products to customers of USF. Effective January 1, 2018, we executed a contract amendment between Food Innovations, our wholly owned subsidiary, and USF which provides for no limit on automatic annual renewals thereafter if no party gives the other 30 days’ notice of its intent not to renew. Our sales through USF generated gross revenues for us of $26,914,423 in the year ended December 31, 2025, and $31,185,864 in the year ended December 31, 2024. Those amounts contributed 37% and 43% of our total consolidated sales for each of 2025 and 2024, respectively. Other significant customers include Gate Gourmet and Sam’s Club. During the years ended December 31, 2025 and 2024, sales to Gate Gourmet amounted to $11,253,657, or 14% of total consolidated sales, and $11,930,216, or 16% of total consolidated sales, respectively. During the years ended December 31, 2025 and 2024, sales to Sam’s Club amounted to $8,563,465 or 12% of total consolidated sales, and $5,863,377, or 8%, respectively. With the discontinuance of the retail cheese business, we do not anticipate further sales with Sams. Our sales efforts within specialty foodservice are for the most part substantially dependent upon the efforts of the USF sales force. Although we have generated revenues from customers other than USF, if our relationship with USF were to be materially changed and we may not be able to secure alternative revenue streams to mitigate the impact of such a loss, which may result in us significantly curtailing our operations.

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

The Company has evaluated the potential impact of recently enacted legislation, including but not limited to the OBBBA, on its business, financial condition, results of operations, and cash flows. Based on management’s review, the Company concluded the legislation did not have a material impact on its financial condition, results of operations, or cash flows. However, the legislation is complex and may be subject to additional regulatory guidance, interpretation, or implementation requirements. The Company will continue to monitor developments and assess any potential effects as further guidance becomes available.

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

Our future success depends to a significant degree on the skills, experience, and efforts of key personnel in our senior management team, whose vision for the Company, knowledge of our business, and expertise would be difficult to replace. We have experienced significant turnover in senior leadership and our Board of Directors (the “Board”) during the past 2 years, including the departures of Robert William Bennett as Chief Executive Officer and director, Hank Cohn as a director and Sam Klepfish as a director.

In October 2025, Gary Schubert, our former Chief Financial Officer, was appointed Chief Executive Officer, and we are currently conducting a search for a new Chief Financial Officer. Mr. Schubert had not previously served as Chief Executive Officer of a public company prior to his appointment. If any of our key employees or directors leave, are unable to work, or fail to perform, or if we are unable to recruit and retain qualified replacements and successfully manage leadership transitions, we may be unable to execute our business strategy and our business, financial condition, results of operations, and stock price could be adversely affected.

We may be unable to manage our growth or operational complexity, which could impair our ability to maintain our operations and execute our business model.

Our strategy involves operating multiple distribution channels and managing a large supplier base and product portfolio, including Local Distribution (Chicago and Denver operations), National Distribution, and Digital Channels (drop-ship and e-commerce). The execution of this strategy requires effective operational controls, forecasting and procurement discipline, reliable technology systems, and sufficient management and personnel resources. As we seek to increase sales, expand our supplier relationships, and broaden our product assortment, we may experience additional complexity in inventory management, fulfillment operations, customer service, vendor onboarding, and compliance obligations.

We may not be able to successfully increase sales to existing customers or attract new customers at the rate we anticipate, and we may not achieve the operational efficiencies or economies of scale required to sustain profitability. Any expansion of our operations could place increased demands on our management team, systems, internal controls, and working capital. Our ability to execute may also depend on our ability to obtain additional capital on acceptable terms, if needed. We can give no assurance that we will be able to successfully implement growth initiatives, finance expansion, or manage a larger operation. If our systems, procedures, or controls are not adequate to support our operational requirements, or if we fail to manage growth and complexity effectively, our business, financial condition, results of operations, liquidity, and stock price could be adversely affected.

Our recent acquisitions, dispositions, discontinued operations, facility closures, and leadership transition may create operational disruption and uncertainty and could adversely affect our business.

In recent periods, we have undertaken significant strategic actions that have changed our operating footprint, business mix, and leadership structure. These actions have included acquisitions, divestitures, discontinued operations, and operational wind-down activity, each of which has required management attention, integration and restructuring efforts, and operational adjustments.

Acquisitions. In November 2024, we acquired Golden Organics and, through our Golden Organics operations, acquired substantially all of the operating assets of LoCo in December 2024. Integration of acquired operations can involve challenges related to personnel, systems, logistics, vendor and customer relationships, controls, and operational processes, and may take longer or cost more than anticipated.

Dispositions and discontinued operations. We have also exited or divested certain businesses and assets in recent periods, including the sale of substantially all assets related to marketing and selling certain artisan foods and related drop-ship fulfillment services including the website www.igourmet.com (which closed October 23, 2024), as well as other discontinued operations referenced in our SEC filings. In March 2026, we sold real property located at 220 Oak Hill Road, Mountaintop, Pennsylvania 18707, together with all rights, title, improvements, easements, and appurtenant interests, as well as certain personal property, contracts, and intangibles of Innovative Properties. These actions have required changes to personnel, systems, and processes and may continue to require management attention and operational resources.

Operational changes and facility actions. We have also undertaken operational changes, including facility-related actions and business wind-down activity. Such actions may require additional expenditures, increase operational complexity during transition periods, and create execution risk related to fulfillment, customer service, workforce management, and vendor coordination.

Leadership transition. In addition, we have experienced changes in senior leadership in recent periods, including a transition in the Chief Executive Officer role in 2025. Leadership transitions can create execution risk, including disruption to strategic planning, operational decision-making, and internal controls, and may impair our ability to retain key personnel or maintain relationships with customers, suppliers, and other business partners. If we are unable to effectively manage leadership transitions, maintain continuity of operations, and sustain adequate management and financial oversight, our business, financial condition, results of operations, liquidity, and stock price could be adversely affected.

Collectively, these acquisitions, dispositions, discontinued operations, operational changes, and leadership transition may create uncertainty among employees, customers, suppliers, and investors and may contribute to the perception that our business remains in transition. They may also divert management attention, increase costs, and disrupt operations. If we are unable to stabilize and execute our current operating model and strategy, or if we experience further unanticipated disruption, our business, financial condition, results of operations, liquidity, and stock price could be adversely affected.

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

Shortages in supplies of the food products we sell may impair our ability to provide our services. Our vendors are independent and we cannot guarantee their ability to source the products that we sell. Many of our products are wild-caught, and we cannot guarantee their availability in the future. Unforeseen strikes and labor disputes as well as adverse weather conditions may result in our inability to deliver our products in a timely manner. Also, if our suppliers fail to supply quality product in a timely and effective manner it could lead to an increase in recalls and customer litigation against us which could harm our brands’ images and negatively affect our business and operating results. The success of our business depends, in part, on our ability to timely and effectively deliver merchandise (e.g. fresh products) to our customers. We cannot control all of the various factors that might affect our fulfilment rates in direct-to-customer sales. We are heavily dependent upon one national carrier for the delivery of our fresh products to our customers.   Accordingly, we are subject to risks, including labor disputes, union organizing activity, inclement weather, technology breakdowns, natural disasters, the closure of their offices or a reduction in operational hours due to an economic slowdown or health related crisis, possible acts of terrorism, their ability to provide delivery services to meet our shipping needs, disruptions or increased fuel costs, and costs associated with any regulations to address climate change. Since our customers rely on us to deliver their orders typically within 24-72 hours, delivery delays could significantly harm our business.

If we are unable to enhance our existing products and services or develop and introduce new products and services in response to changing market demand, our results of operations could be adversely affected.

Demand for specialty food products and services can change based on customer preferences, competition, pricing dynamics, supply availability, and broader economic conditions. Our ability to respond to these changes may depend on our ability to identify attractive offerings, source or develop them, and execute fulfillment and service requirements on a timely and cost-effective basis. We may be unable to develop, introduce, or market enhancements to our existing offerings or new offerings at all, or we may be unable to do so profitably due to constraints related to facilities, labor, systems, supplier capabilities, or logistics. For example, we may identify demand for certain value-added or processing-related offerings, but may be unable to scale those offerings profitably within our existing operating footprint. If we fail to respond effectively to customer demand or competitive changes, we could experience reduced sales, margin pressure, loss of customers, or increased operating costs.

Any acquisitions we complete, and integrations of acquisitions we have completed, could result in difficulties in successfully managing our business and could harm our financial condition and results of operations.

We have completed acquisitions in recent periods, and we have experienced integration challenges from time to time, including difficulties aligning operating processes, systems, and controls; retaining personnel and customers of the acquired business; and devoting significant management attention and resources to integration and operational stabilization. We may not realize expected operational or commercial benefits, including anticipated synergies, cross-selling opportunities, or channel expansion initiatives, and integration efforts may take longer or cost more than expected. In addition, service disruptions or performance issues during integration periods may harm our reputation and customer relationships. Similar challenges could occur in connection with any future acquisitions or continued integration of recent acquisitions, which could adversely affect our results of operations, liquidity, and financial condition.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company and are an accelerated or large accelerated filer.

We may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. In addition, we may identify material weaknesses in our internal control over financial reporting that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404.

If we identify weaknesses in our internal control over financial reporting, are unable to comply with the requirements of Section 404 in a timely manner or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by Nasdaq on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

As of December 31, 2025, we have identified material weakness existing in the Company’s internal control over financial reporting related to information technology general controls over certain applications that support the Company’s financial reporting processes. We are working to remediate the material weaknesses as further discussed in Item 9A of this Amended 2024 Annual Report. If we cannot successfully remediate identified control deficiencies, including any current or future material weaknesses in our internal control over financial reporting; the accuracy and timing of our financial reporting may be adversely affected; our liquidity, access to capital markets and perceptions of our creditworthiness may be adversely affected; we could face difficulty forecasting our financial results accurately, impacting decision-making by investors and analysts; we may be unable to maintain compliance with securities laws, stock exchange listing requirements and debt instruments’ covenants regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; and our common stock price may decline.

If we are unable to effectively manage our IT dependent business our reputation and operating results may be harmed.

Our business depends on internal technology systems and third-party platforms that support core operations, including order management, inventory and warehouse processes, logistics coordination, product and pricing data management, and integrations with customers, vendors, and other partners, and we may have limited control over required technology interfaces. These systems are subject to limitations, errors, failures, downtime, and integration disruptions (which we have experienced from time to time), as well as cybersecurity incidents and evolving privacy and data protection requirements. Any of these events could disrupt operations, increase costs, and harm customer or vendor relationships and our reputation.

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

We have significant operations in Colorado, Illinois, and in other  areas where weather or other events such as an earthquake, tsunami, hurricane, flood, fire, high winds, extreme heat or cold, or other natural or manmade events, could disrupt our operations and impair production or distribution of our products, damage inventory, interrupt critical functions, or otherwise affect our business negatively, adversely affecting our results of operations.

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

As of December 31, 2025, we have a loan with MapleMark Bank subject to negative covenants which, during the life of the loans, prohibit and/or limit us from, among other things, incurring certain types of other debt, acquiring other companies, making certain expenditures or investments, and changing the character of our business. Any material change to the business and economic landscape negatively impacting our business, including among other things, an outbreak of infectious disease, a pandemic or a similar public health threat, such as the COVID-19 outbreak, or bank failures, inflation, recession, or other significant economic turmoil, could adversely impact our ability to comply with such covenants. Our failure to comply with such covenants or any other breach of the loan documents could cause a default and we may then be required to repay all of such borrowings with capital from other sources. Under these circumstances, other sources of capital may not be available or may be available only on unfavorable terms. In the event of a default, it is possible that our assets and certain of our subsidiaries’ assets may be attached or seized by the lenders. Any (i) failure by us to comply with the covenants or other provisions of the loan documents, (ii) difficulty in securing any required future financing, or (iii) any such seizure or attachment of assets could have a material adverse effect on our business and financial condition. This has not occurred in the past.

In addition, subsequent to year end, the Company repaid the MapleMark Bank loan in full on March 6, 2026 and, as a result, the negative covenants and related restrictions under that facility are no longer applicable. However, the Company may in the future enter into other financing arrangements that contain similar covenants and restrictions.

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

The market price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, factors that could cause fluctuations in the market price of our common stock include the following:

●	general economic, regulatory, and market conditions;

●	public health crises and related measures to protect the public health;

●	sales of shares of our common stock by us or our stockholders;

●	issuance of shares of our common stock, whether in connection with an acquisition or disposition of our subsidiaries or assets;

●	short selling of our common stock or related derivative securities;

●	from time to time we make investments in equity that is, or may become, publicly held, and we may experience volatility due to changes in the market prices of such equity investments;
●	reports by securities or industry analysts, media or other third parties, that are interpreted either negatively or positively by investors, failure of securities analysts to maintain coverage and/or to provide accurate consensus results of us, changes in financial estimates by securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;

●	the financial or other projections we may provide to the public, any changes in those projections, or our failure to meet those projections;

●	announcements by us or our competitors of new products or services;

●	rumors and market speculation involving us or other companies in our industry;

●	actual or perceived security incidents that we or our service providers may suffer;

●	actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally; and

●	potential acquisitions, dispositions, and discontinuance of business segments.

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

We utilize Information Technology Associates (“ITA”), an outsourced IT provider which has been designated with oversight responsibility for our cybersecurity risks. ITA possesses a deep understanding of our information technology systems, including methods to manage and monitor cybersecurity risks. It also provides active monitoring and risk assessments of cybersecurity threats and communicates such threats to our Company. Low risk threats are communicated to our systems analysts, and high risk threats are first communicated to Gary Schubert, our Chief Executive Officer, and are then discussed with our Board.

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

The following table summarizes our properties as of December 31, 2025

Location	End of the Term	Type	Own/Lease	Square Feet
Mountain Top, PA (held for sale) (a)	N/A	Office/Warehouse	Own	200,000
Broadview, IL	N/A	Office/Warehouse	Own	28,711
Denver, CO	August 31, 2027	Office/Warehouse	Lease	20,000

(a)	This property is encumbered under the terms of the Maple Mark Term Loan 3 and was sold on March 6, 2026.

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

ITEM 4. Mine Safety Disclosure

Not Applicable.

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prices for our common stock are quoted on the OTCQB. Since March 2004, our common stock has traded under the symbol “IVFH”. Prior thereto, our common stock traded under the symbol “FBSN.” At March 12, 2026, there were 54,649,479 shares of our common stock outstanding.

Security Holders

On March 12, 2026, there were approximately 63 record holders of our common stock. In addition, we believe there are at least several hundred additional beneficial owners of our common stock whose shares are held in “street name.”

Dividends

We have not paid dividends during the three most recently completed fiscal years and have no current plans to pay dividends on our common stock. We currently intend to retain all earnings, if any, for use in our business.

Recent Sales and Other Issuances of Our Equity Securities

The table below provides information regarding our issuance of stock during the periods indicated.

Period	Total Number of Shares Issued	Average Price Issued per Share
Jan. 1, 2025 to Mar. 31, 2025 (1)	822,058	$1.60
Apr. 1, 2025 to Jun. 30, 2025 (2)	365,204	$2.05
Jul. 1, 2025 to Sep. 30, 2025 (3)	82,952	$1.98
Oct. 1, 2025 to Dec. 31, 2025 (4)	214,530	$1.60
Total	1,484,744

(1)	Consists of shares issued to executive officers pursuant to executive compensation plans: 530,665 shares were issued to the predecessor CEO; 133,632 shares were issued to the COO; and 73,735 shares were issued to the successor CEO under the Prior CFO stock plan. Also includes cash conversion of options to purchase 310,000 shares of common stock for a net amount issued of 84,026 shares. These shares were classified as shares to be issued on the Company’s balance sheet at December 31, 2024.
(2)	Consists of shares issued to executive officers pursuant to stock compensation plans: 273,036 shares were issued to the predecessor CEO; and 92,168 shares were issued to the successor CEO under the Prior CFO stock plan.
(3)	Consists of shares issued to the COO pursuant to a stock compensation plan.
(4)	Consists of shares issued to the predecessor CEO pursuant to a stock compensation plan.

All of the issuances described above were exempt from registration pursuant to Section 4(2) of the Securities Act for the following reasons: (i) none of the issuances involved a public offering or public advertising for the payment of any commissions or fees; (ii) the issuances to investors were to “accredited investors”; and (iii) all issuances to affiliates and to non-affiliates holding the securities for less than six months carried restrictive legends.

Dilutive Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2025, the following shares were issuable pursuant to outstanding stock options, warrants, and rights issued under the 2011 Stock Option Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	$	N/A	97,872,500
Equity compensation plans not approved by shareholders	-		$-	$-

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

Certain information contained in this discussion and elsewhere in this report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Private Securities Litigation Reform Act will not apply to certain “forward looking statements” because we issued “penny stock” (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 3(a)(51-1) under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of SEC. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on our behalf. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “believe”, “explore”, “consider”, “anticipate”, “intend”, “could”, “estimate”, “plan”, “propose” or “continue” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

●	Our ability to raise capital necessary to sustain our anticipated operations,

●	Our ability to implement our business plan,

●	Our ability to generate sufficient cash to pay our lenders and other creditors,

●	Our dependence on one major customer,

●	Our ability to employ and retain qualified management and employees,

●	Our dependence on the efforts and abilities of our current employees and executive officers,

●	Changes in government regulations that are applicable to our current or anticipated business,

●	Changes in the demand for our services and different food trends,

●	The degree and nature of our competition,

●	The lack of diversification of our business plan,

●	The general volatility of the capital markets and the establishment of a market for our shares, and

●	Disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police and military activities overseas and other disruptive worldwide political and economic events, health pandemics, rising inflation, bank failures, and environmental weather conditions.

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

Acquisitions and Disposition

On August 30, 2024, Innovative Gourmet, which is a wholly-owned subsidiary of the Company, and iGourmet, entered into an amended and restated asset purchase agreement (the “Amended and Restates APA”). Pursuant to the Amended and Restates APA, Innovative Gourmet sold to iGourmet substantially all of its assets related to marketing and selling certain artisan foods and related drop-ship fulfillment services including the website www. igourmet.com (the “Purchased Assets”), for total consideration of $700,000. This transaction was closed on October 23, 2024. In connection with the closing of the transaction, Innovative Gourmet and iGourmet entered into a Transition Services Agreement, dated August 30, 2024, pursuant to which Innovative Gourmet provided certain inventory and fulfilment services related to the Purchased Assets for a period of thirty days after closing pursuant to that certain Transition Services Agreement, dated August 30, 2024, with iGourmet. We exited this business during the year ended December 31, 2024.

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

The Company’s subsidiary, Innovative Properties, entered into an Agreement of Purchase and Sale dated July 28, 2025, as amended on September 11, 2025, September 29, 2025, and November 13, 2025, with Mountaintop Holdings. Pursuant to the agreement, Innovative Properties agreed to sell to Mountaintop Holdings certain real property located at 220 Oak Hill Road, Mountaintop, Pennsylvania 18707, together with all rights, title, improvements, easements, and appurtenant interests, which is improved with warehouse facilities, as well as certain personal property, contracts, and intangibles of Innovative Properties. The sale closed on March 6, 2026, at which time Innovative Properties received gross proceeds of $9.225 million.

RESULTS OF OPERATIONS

Overview

2025 represented a transitional year for IVFH as the Company shifted its focus toward strengthening its internal operating foundation to support sustainable growth. During the year, management prioritized improvements to core business processes, operational discipline, and supporting software and systems, with the objective of creating greater consistency, visibility, and scalability across the organization. These efforts included initiatives to better align procurement, forecasting, and order management processes, enhance operational workflows across distribution channels, and reinforce the Company’s core operating platform.

As part of this effort, the Company also took steps to streamline its operating footprint and improve overall efficiency. This included the planned exit and subsequent sale of the Pennsylvania facility, which was completed in the first quarter of 2026, and the transition of certain related activities into existing operating locations. These actions were intended to simplify the operating structure, reduce complexity, and allow management to focus resources on core distribution and digital channel operations.

Financial Highlights

For the fiscal year ended December 31, 2025, IVFH reported revenue of $60.7 million, a 2.1% increase compared to $59.5 million in 2024. Revenue Breakdown:

●	Digital Channels: Largely made up of our distributor relationships and supported by our drop ship model. This category contributed $32.5 million, which is 54% of our total revenue from continuing operations. This represents a decrease of 7.2% from $35 million in 2024, primarily due to continued headwinds in our legacy drop ship business.

●	National Distribution: Captures our partnerships with airline caterers. This category generated $12.9 million, or 21% of total revenue from continuing operations, marking a 4.8% increase from $12.3 million in 2024. These sales are generally delivered to the customer through 3PL carriers or FedEx.

●	Local Distribution: Consists mainly of local sales team relationships and our local fleet delivering direct from warehouse. This category brought in $15.3 million, or 25% of total revenue from continuing operations, an increase of 26% from $12.1 million in 2024, supported by the expansion of local distribution channels and the acquisition of LoCo Foods.

Cost of goods sold for the year was $45.0 million, compared to $44.4 million in 2024, an increase of 1.4%. Gross margin increased 49 basis points to 25.8%, primarily due to changes in revenue mix, including shifts in the relative sales volume by distributor within the drop ship channel.

Operating Expenses

Cash Operating Expenses (Cash OpEx):

●	Payroll and Related Costs: Increased by $0.8 million to $9.4 million, primarily due to a $1.2 million increase related to the Denver warehouse acquired in late 2024, partially offset by a $0.4 million decrease in variable compensation and a $0.04 million decrease from headcount reductions.

●	Computer and IT Costs: Increased by $69 thousand to $461 thousand, reflecting the Company’s efforts to build out the harvest platform

●	Office, Facilities, and Vehicles Costs: Increased by $770 thousand to $1.4 million, driven by the newly acquired facility in Denver ($435K) and increased fleet cost of $170 thousand in the Chicago business.

●	Advertising and Digital Marketing Costs: Increased by $27 thousand to $31 thousand, primarily resulting from our Harvest platform and fees associated with web design and platform fees.

●	Professional and Legal Fees: Decreased by $109 thousand to $1.4 million, due to various legal and transactional activities related to acquisitions, divestitures, and other corporate actions.

The total Cash OpEx increased by $1.4 million, primarily related to $2.0 million in operating expenses associated with the acquisition of the Denver business, offset by the items noted above.

Non-Cash Operating Expenses (Non-Cash OpEx):

●	Share-Based Compensation: Decreased by $2.5 million to $(933) thousand, due to revaluation of stock appreciation rights.

●	Depreciation and Amortization Costs: Increased by $139 thousand to $254 thousand, based on increased PPE assets associated with Denver acquisitions.

●	Credit Loss Expense: Increased by $101 thousand to $106 thousand, primarily due to write offs within our local restaurant business and associated bankruptcies of certain customers.

Total Non-Cash OpEx Reduction: The total Non-Cash OpEx decreased by $2.2 million, primarily due to the revaluation of stock appreciation rights.

Non-Recurring Expenses:

●	$174 thousand in separation costs in 2025, compared to $40 thousand in separation costs in 2024.

Income Tax Expense:

●	Increased to $81 thousand in 2025, compared to $0 in 2024.

Net Income

Net income from continuing operations declined by 39.1% to $2.5 million, compared to $4.2 million in 2024.

Liquidity and Capital Resources

As of December 31, 2025, IVFH had current assets of $16.8 million, including cash and cash equivalents of $0.9 million, and current liabilities of $12.4 million. The Company had net working capital of $4.4 million.

Cash Flow Analysis:

●	Operating Activities: Used $27 thousand, primarily due to the Company’s net loss. Changes in the Company’s working capital components contributed $630 thousand of working capital. The significant changes in working capital included:

●	Accounts Receivable: Decreased by $3.3 million, reflecting shut down of the retail cheese business.

●	Inventory: Decreased by $1.3 million, primarily due to retail cheese business shut down.

●	Accounts Payable and Accrued Liabilities: Decreased by $3.5 million, mainly due to cheese business shut down and the lower annual incentive plan payout recorded in 2024 but paid in 2025, and the elimination of accrued liabilities related to the divestiture of eCommerce operations.

●	Operating lease liability: Decreased by $246 thousand due to lease payments made during the period.

●	Accrued separation cost – related parties: Decreased by $283 thousand due to periodic payments made.

●	Investing Activities: Used $187 thousand due to the acquisition and disposition of property and equipment.

●	Proceeds from Sale of Assets: $54 thousand from the sale of warehouse equipment.

●	Acquisition of Property and Equipment: $242 thousand.

●	Financing Activities: Used $645 thousand. Key financing activities included:

●	Principal payments on debt: $180 thousand.

●	Payment for taxes related to net share settlement of equity awards: $276 thousand.

●	Principal Payments on Financing Leases: $189 thousand.

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

Cash Management Strategies

IVFH employs several cash management strategies to ensure adequate liquidity and optimize financial performance:

●	Cash Flow Forecasting: Regularly updating cash flow projections to anticipate and manage cash needs effectively.

●	Working Capital Management: Implementing strategies to optimize inventory levels, manage accounts receivable, and extend payment terms with suppliers.

●	Credit Facilities: Maintaining access to credit lines and other financing options to provide flexibility in managing short-term cash needs.

●	Investment of Excess Cash: Investing surplus cash in short-term, low-risk instruments to generate returns while preserving liquidity.

Outlook

●	Growth Opportunities: IVFH aims to continue its growth trajectory by focusing on stabilizing the business, growing the direct-to-chef specialty foodservice platform, diversifying the drop ship business, and expanding the specialty food distribution business. The company is well-positioned to capitalize on growth opportunities in the specialty foodservice market.

●	Strategic Initiatives: The Company plans to invest in digital transformation, enhance its e-commerce capabilities, and expand its distribution network. These initiatives are expected to drive revenue growth and improve profitability.

Risk Factors

IVFH faces several risks that could impact its financial performance. These include:

●	Dependence on Major Customers: The Company has historically derived a substantial portion of its revenue from one client, U.S. Foods, Inc., and if this relationship were to change materially, it could significantly impact IVFH’s operations.

●	Economic Conditions: Changes in economic conditions can affect consumer confidence and spending, which in turn can impact IVFH’s sales.

●	Competition: The specialty food and foodservice industries are highly competitive, and IVFH competes against other providers of quality foods, some of which have significantly greater resources.

●	Supply Chain Disruptions: IVFH relies on outside vendors and shippers for its specialty food products, and any interruption in the supply of these products or failure to adhere to quality standards could negatively impact the company’s revenues.

●	Regulatory Compliance: Changes in government regulation and supervision could impair IVFH’s sources of revenue and limit its ability to expand its business.

Off-Balance Sheet Arrangements

IVFH has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. In preparing our consolidated financial statements, we make assumptions, judgments, and estimates that can have a significant impact on amounts reported in our consolidated financial statements. We evaluate our estimates and assumptions on an ongoing basis. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Part II, Item 8, “Nature of Activities and Summary of Significant Accounting Policies,” Note 1, “Business and Summary of Significant Accounting Policies,” in the notes to consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe that of all our significant accounting policies, the following accounting policies and specific estimates involve a greater degree of judgment and complexity. Accordingly, these are the accounting policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Stock Options and Stock Appreciation Rights

The Company accounts for options in accordance with FASB ASC 718-40. Options are valued upon issuance utilizing the Black-Scholes valuation model. Option expense is recognized over the requisite service period of the related option award. The following table illustrates certain key information regarding our options, SARS, and valuation assumptions at December 31, 2025 and 2024:

	December 31,
	2025	2024
Black-Scholes model variables:
Volatility	77.84-205.63%	86.8-131.55%
Dividends	0.0%	0.0%
Risk-free interest rates	3.48-4.10%	3.66-4.71%
Term (years)	1.00-2.00	2.00-2.75

Allowance for Credit Losses

The Company maintained an allowance in the amount of $218,319 and $40,002 for credit losses at December 31, 2025 and 2024, respectively. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties are included within income taxes payable in the consolidated balance sheet

At December 31, 2025, the Company has a net operating loss carryforward of approximately $21,256,747.

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets (“ROU assets”) and short-term and long-term lease liabilities are included on the face of the condensed consolidated balance sheet. Finance lease ROU assets are presented within long term assets, and finance lease liabilities are presented within accrued liabilities. The Company used our incremental borrowing rate of 6.75% in calculating the value of the ROU assets and liabilities.

ITEM 8. Financial Statements and Supplementary Data

CBIZ CPAs P.C. 500 W. Monroe Street Suite 2000 Chicago, IL 60661 P: 312.632.5000

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Innovative Food Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Innovative Food Holdings, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2025.

Chicago, Illinois

March 31, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and Board of Directors
Innovative Food Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Innovative Food Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2024 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2024 and the related consolidated notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

March 20, 2025 except for Note 3

which is dated March 27, 2026

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

Innovative Food Holdings, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024

ASSETS
Current assets
Cash and cash equivalents	$927,468	$1,278,088
Cash, restricted	507,517	859,781
Accounts receivable, net	5,300,190	5,862,445
Inventory, net	3,473,604	3,508,488
Other current assets	144,143	235,125
Assets held for sale – discontinued operations	6,144,793	5,941,933
Other current assets - discontinued operations	281,699	6,204,514
Total current assets	16,779,414	23,890,374

Property and equipment, net	1,273,310	1,271,811
Right of use assets - operating leases, net	512,389	705,476
Right of use assets - finance leases, net	205,340	83,348
Amortizable intangible assets, net	338,059	424,372
Indefinite-lived intangible assets	217,000	217,000
Other noncurrent assets	40,000	-
Non-current assets - discontinued operations	215,509	753,992
Total assets	$19,581,021	$27,346,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,035,799	$4,436,042
Accrued separation costs - related parties, current	109,236	334,532
Accrued interest	-	18,866
Stock appreciation rights liability	16,143	1,353,150
Notes payable, current portion	66,026	82,191
Lease liability - operating leases, current	285,534	239,660
Lease liability - finance leases, current	48,866	60,519
Contingent liability, current	-	54,430
Current liabilities - discontinued operations	8,877,624	2,834,800
Total current liabilities	12,439,228	9,414,190

Note payable non-current, net of discount	216,947	282,793
Accrued separation costs - related parties, non-current	400,000	457,692
Lease liability - operating leases, non-current	234,963	467,569
Lease liability - finance leases, non-current	52,683	139,591
Noncurrent liabilities - discontinued operations	-	8,409,881
Total liabilities	13,343,821	19,171,716

Commitments & Contingencies (see Note 23)	-	-
Stockholders’ equity
Common stock: $0.0001 par value; 500,000,000 shares authorized; 57,493,776 and 56,009,032 shares issued, and 54,649,479 and 53,164,735 shares outstanding at December 31, 2025 and 2024, respectively	5,746	5,598
Common stock to be issued 0 and 738,032 shares at December 31, 2025 and 2024, respectively	-	74
Additional paid-in capital	45,647,902	45,520,121
Treasury stock: 2,644,297 shares outstanding at December 31, 2025 and 2024	(1,141,372)	(1,141,372)
Accumulated deficit	(38,275,076)	(36,209,764)
Total stockholders’ equity	6,237,200	8,174,657

Total liabilities and stockholders’ equity	$19,581,021	$27,346,373

See notes to consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Operations

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024

Revenue	$60,678,166	$59,448,427
Cost of goods sold	45,049,103	44,427,644
Gross margin	15,629,063	15,020,783

Selling, general and administrative expenses	12,993,435	13,748,613
Total operating expenses	12,993,435	13,748,613

Operating income (loss)	2,635,628	1,272,170

Other income (expense):
Interest income (expense), net	(30,306)	41,530
Gain on sale of assets	-	2,816,616
Gain on sale of subsidiary	-	21,126
Other leasing income	2,512	-
Total other income (expense)	(27,794)	2,879,272

Net income before taxes	2,607,834	4,151,442

Income tax expense	80,787	-

Net income from continuing operations	$2,527,047	$4,151,442

Net income (loss) from discontinued operations	$(4,592,359)	$(1,539,928)

Consolidated net income (loss)	(2,065,312)	$2,611,514

Net income per share from continuing operations - basic	$0.046	$0.082

Net income per share from continuing operations - diluted	$0.046	$0.081

Net income (loss) per share from discontinued operations - basic	$(0.084)	$(0.030)

Net income (loss) per share from discontinued operations - diluted	$(0.084)	$(0.030)

Weighted average shares outstanding - basic	54,582,651	50,563,992

Weighted average shares outstanding - diluted	54,582,651	51,315,879

See notes to consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2025 and 2024

	Common Stock		Common Stock to be issued		Additional Paid-in	Treasury Stock		Accumulated
	Amount	Value	Amount	Value	Capital	Amount	Value	Deficit	Total
Balance - January 1, 2024	52,538,100	$5,251	-	$-	$42,762,811	2,623,171	$(1,141,370)	$(38,821,278)	$2,805,414
Shares returned to treasury from sale of subsidiary	-	-	-	-	(21,124)	21,126	(2)	-	(21,126)
Fair value of shares under compensation plan	-	-	-	-	437,339	-	-	-	437,339
Shares earned under compensation plans	2,029,513	203	738,032	74	(203)	-	-	-	74
Shares withheld for taxes under compensation plans	(613,969)	(61)	-	-	(908,497)	-	-	-	(908,558)
Shares issue for cashless exercise of options	24,138	2	-	-	(2)	-	-	-	-
Shares sold for cash in private placement offering	2,031,250	203	-	-	3,249,797	-	-	-	3,250,000
Net income	-	-	-	-	-	-	-	2,611,514	2,611,514
Balance - December 31, 2024	56,009,032	$5,598	738,032	$74	$45,520,121	2,644,297	$(1,141,372)	$(36,209,764)	$8,174,657

Balance - January 1, 2025	56,009,032	5,598	738,032	74	45,520,121	2,644,297	(1,141,372)	(36,209,764)	8,174,657
Fair value of shares under compensation plan	-	-	-	-	404,032	-	-	-	404,032
Shares earned under compensation plans	1,400,718	140	(738,032)	(74)	(66)	-	-	-	-
Shares issued in cashless conversion of options	84,026	8	-	-	(8)	-	-	-	-
Amount paid for taxes under compensation plans	-	-	-	-	(276,177)	-	-	-	(276,177)
Net income	-	-	-	-	-	-	-	(2,065,312)	(2,065,312)
Balance - December 31, 2025	57,493,776	$5,746	-	$-	$45,647,902	2,644,297	$(1,141,372)	$(38,275,076)	$6,237,200

See notes to consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024

Cash flows used in operating activities:
Net income (loss)	$(2,065,312)	$2,611,514
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) loss on disposition of assets	106,591	(2,816,616)
Gain on sale of subsidiaries	-	(21,126)
Depreciation and amortization	377,550	273,084
Amortization of right of use asset	253,041	54,609
Amortization of discount on notes payable	31,046	5,136
Stock based compensation	404,032	437,339
Gain on derecognition of note payable and accrued interest	(39,154)	-
Change in value of stock appreciation rights	(1,337,007)	1,098,130
Inventory valuation adjustment associated with facility closure	1,486,893	-
Provision for credit losses	124,831	4,599

Changes in assets and liabilities:
Accounts receivable, net	3,417,539	(3,826,006)
Inventory, net	1,329,991	(1,977,195)
Other current assets	(64,730)	41,002
Accounts payable and accrued liabilities	(3,515,394)	(850,125)
Accrued separation costs - related parties	(282,988)	(462,713)
Deferred revenue	(7,600)	(790,769)
Operating lease liability	(246,686)	(52,856)
Net cash used in operating activities	(27,357)	(6,271,993)

Cash flows from investing activities:
Cash paid for acquisition of Golden Organics	-	(1,231,379)
Cash received in acquisition of Loco Foods	-	42,000
Cash paid for purchase of property and equipment	(242,322)	(316,567)
Cash received from disposition of equipment	54,500	-
Cash received from disposition of building, net of loan payoff	-	2,101,185
Cash received from disposition of intangible assets, net of costs	-	617,000
Net cash provided by (used in) investing activities	(187,822)	1,212,239

Cash flows from financing activities:
Cash received from sale of common stock, net of costs	-	3,250,000
Payment for taxes related to net share settlement of equity awards, net	(276,177)	(908,484)
Principal payments on debt	(180,143)	(95,546)
Principal payments on financing leases	(188,684)	(228,356)
Cash received from line of credit	500,000	-
Principal payments on line of credit	(500,000)	-
Net cash provided by (used in) financing activities	(645,004)	2,017,614

Decrease in cash, cash equivalents, and restricted cash	(860,183)	(3,042,140)

Cash, cash equivalents, and restricted cash at beginning of period	2,380,195	5,422,335

Cash, cash equivalents, and restricted cash at end of period - continuing operations	$1,434,985	$2,137,869
Cash, cash equivalents, and restricted cash at end of period - discontinued operations	$85,027	$242,326
Cash, cash equivalents, and restricted cash at end of period	$1,520,012	$2,380,195

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$816,086	$896,709

Taxes	$80,787	$-

Non-cash investing and financing activities:
Reclassify fixed assets as held for sale	$-	$5,941,933
Principal and accrued interest paid from escrow to Maple Mark Bank	$-	$353,815
Issuance of common stock under compensation plans	$140	$-
Issuance of common stock from common stock to be issued	$74	$-
Issuance of stock for cashless exercise of options	$8	$2
Capitalized interest on financing lease	$2,845	$-

See notes to consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2025 and 2024

1. NATURE OF ACTIVITIES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited consolidated financial statements include those of Innovative Food Holdings, Inc. and all of its wholly-owned subsidiaries (collectively, the “Company”) and have been prepared in accordance with generally accepted accounting principles. All intercompany transactions have been eliminated in consolidation. In the opinion of management, the audited consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented.

Business Activity

The Company provides difficult-to-find specialty foods primarily to both Professional Chefs and Home Gourmets through the Company’s relationships with producers, growers, makers and distributors of these products worldwide. The distribution of these products primarily originates from the Company’s two unified warehouses and those of its drop ship partners, and is driven by its proprietary technology platform. In addition, the Company provides value-added services through its team of food specialists and Chef Advisors who offer customer support, menu ideas, and preparation guidance.

Discontinued Operations

The Company relied on the guidance of Accounts Standards Codification (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations, in presenting the results of our discontinued operations.   On February 26, 2024, the Company completed the sale of its Haley subsidiary (see Note 5), and the activities of P Innovations (“Plantbelly”) were abandoned; and on October 8, 2024, the Company completed the sale of substantially all of the assets of Mouth. During the year ended December 31, 2024, the accounts of the following entities are included in net loss from discontinued operations: GROW, Oasis, Haley, P Innovations, and Mouth. The only remaining assets and liabilities on the Company’s balance sheet at December 31, 2024 related to discontinued operations is cash in the amount of $49,315 held by Mouth. During the third quarter of fiscal 2025, the Company committed to a strategic exit of its retail specialty cheese business, which served as the primary component of its national distribution platform. Accordingly, results for this business for all prior periods presented have been retrospectively reclassified to discontinued operations in accordance with ASC 205-20. In connection with this decision, the Company also elected to discontinue its related logistics operations and specialty cheese cutting activities, including igourmet, along with the Company’s logistics subsidiary (LII/IFP). During the year ended December 31, 2025, the accounts of the following entities are included in net loss from discontinued operations and in the discontinued operations sections of our balance sheet: IFP, LII, and the activity of igourmet directly related to our cheese business. See Note 3.

Use of Estimates

The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounts subject to estimate and judgements are allowance for credit losses, allowance for slow moving and obsolete inventory, income taxes, contingent liabilities, operating and finance right of use assets and liabilities, and equity-based instruments. Actual results may differ from these estimates under different assumptions or conditions. The Company believes its estimates have not been materially inaccurate in past years, and its assumptions are not likely to change in the foreseeable future.

Reclassifications

Certain amounts presented in the financial statements of the prior period have been reclassified to conform with the current period presentation of discontinued operations. See Note 3. In addition, restricted cash has been included with unrestricted cash in the cash totals in the statement of cash flows.

Revenue Recognition

The Company recognizes revenue from product sales upon product delivery. All of its products are shipped either same day or overnight or through longer shipping terms to the customer and the customer takes title to product and assumes risk and ownership of the product when it is delivered. Shipping charges to customers and sales taxes collectible from customers, if any, are included in revenues.

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

Warehouse and logistic services revenue is primarily comprised of inventory management, order fulfilment and warehousing services. Warehouse and logistics services revenues are recognized at the point in time when the services are rendered to the customer. Warehouse rental services are recognized over the period the service is provided.

Disaggregation of Revenue

The following table represents a disaggregation of revenue by sales for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024
Digital Channels	$32,499,215	$35,020,760
National Distribution	12,926,000	12,337,767
Local Distribution	15,252,951	12,089,900
Total	$60,678,166	$59,448,427

Cost of Goods Sold

The Company has included in cost of goods sold all costs which are directly related to the generation of revenue. These costs include primarily the cost of food and raw materials, packing and handling, shipping, and delivery costs. The Company has also included all payroll costs as cost of goods sold in its warehouse and logistics services business.

Selling, General, and Administrative Expenses

The Company has included in selling, general, and administrative expenses all other costs which support its operations, but which are not includable as a cost of sales. These include primarily payroll, facility costs such as rent and utilities, selling expenses such as commissions and advertising, amortization of intangible assets, depreciation, and other administrative costs including professional fees and costs associated with non-cash stock compensation. Advertising costs are expensed as incurred.

Cash and Cash Equivalents

Cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Restricted Cash

Restricted cash consists of cash that is contractually restricted as to withdrawal or usage. The Company’s restricted cash primarily relates to cash held by MapleMark Bank for the purpose of funding capital acquisitions.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade accounts receivable. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At December 31, 2025 and 2024, trade receivables from the Company’s largest customer amounted to 18% and 10%, respectively, of total trade receivables. During the year ended December 31, 2025 and 2024, sales from the Company’s largest customer amounted to 42% and 52% of total sales, respectively.

The Company maintains cash balances in excess of Federal Deposit Insurance Corporation limits. At December 31, 2025 and 2024, the total cash in excess of these limits was $261,808 and $1,016,918, respectively.

Accounts Receivable

The Company provides an allowance for credit losses equal to the estimated uncollectible amounts pursuant to the guidance of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326) as codified in ASC 326, Financial Instruments – Credit Losses. Under ASC 326, the Company utilizes a current and expected credit loss (CECL) impairment model. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for credit losses will change. Accounts receivable are presented net of an allowance for credit losses of $218,319 and $40,002 at December 31, 2025, and 2024, respectively.

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

Property and Equipment

Property and equipment are valued at cost. Depreciation is provided over the estimated useful lives using the straight-line method. Leasehold improvements are depreciated on a straight-line basis over the lesser of the lease term or useful life.

The estimated service lives of property and equipment are as follows:

Computer and Office Equipment	3 years
Warehouse Equipment	5-10 years
Furniture and Fixtures	5 years
Vehicles	5 years
Buildings	30 years
Leasehold Improvements	Term of lease

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

The Company accounts for uncertain tax positions in accordance with ASC 740. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.The Company classifies interest and penalties related to unrecognized tax benefits as a component of income tax expense in the accompanying statements of operations.

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

Basic and Diluted Income Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of stock options and restricted stock awards (“RSAs”).

Stock options and RSAs for which the exercise or vesting price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation.

	Year Ended
	December 31, 2025	December 31, 2024
Numerator:
Income from continuing operations	$2,527,047	$4,151,442
Denominator:
Weighted average shares outstanding - basic	54,582,651	50,563,992
Dilutive effect of stock issuable under compensation plan	-	751,887
Weighted average shares outstanding - diluted	54,582,651	51,315,879

Income per share from continuing operations - basic	$0.046	$0.082
Income per share from continuing operations - diluted	$0.046	$0.081

Dilutive shares at December 31, 2025:

Stock Options

All stock options outstanding at December 31, 2024 have been exercised or expired as of December 31, 2025.

Restricted Stock Awards

The Company measures stock-based compensation cost at fair value on the date of grant for all share-based awards and recognizes compensation expense over the service period that the awards are expected to vest. The Company has elected to recognize compensation cost for graded-vesting awards subject only to a service condition over the requisite service period of the entire award. For performance awards, the Company begins recognizing expense in the period in which vesting becomes probable. The Company accounts for forfeitures as they occur.

At December 31, 2025, there were 300,000 unvested RSAs remaining from grants in a prior year. Those 300,000 RSAs will vest as follows: 125,000 RSAS will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 RSAs will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days. The fair value of these RSAs at the date of the grants will be charged to operations upon vesting. At December 31, 2025, none of these RSAs were vested. There was no charge to operations for these RSAs during the year ended December 31, 2025.

The Company also has in place share-based incentive plans for its executive team (the “Executive Stock Plans”). See Note 19.

When shares are granted under the Company’s Executive Stock Plans, the Company withholds the number of shares required to satisfy income tax withholding requirements on the award, calculated at the market value of the Company’s stock on the date the award is granted.

Stock-based Compensation

During the year ended December 31, 2025, the Company charged the amount of $404,032 to operations in connection with Executive Stock Plans. See Note 19.

At December 31, 2025, there were no shares of common stock which have vested and are issuable pursuant to Executive Stock Plans.

Dilutive shares at December 31, 2024:

Stock Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company at December 31, 2024:

		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Price	of Options	Life (years)
$1.00	50,000	1.50
1.25	130,000	1.50
1.75	130,000	0.99
$1.42	310,000	1.41

Restricted Stock Awards

At December 31, 2024, there were 300,000 unvested RSAs remaining from grants in a prior year. Those 300,000 RSAs will vest as follows: 125,000 RSA stock awards will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 RSAs will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days.

The Company also has in place Executive Stock Plans for its executive team. See Note 19.

When shares are granted under the Company’s Executive Stock Plans, the Company withholds the number of shares required to satisfy income tax withholding requirements on the award, calculated at the market value of the Company’s stock on the date the award is granted.

Stock-based Compensation

During the year ended December 31, 2024, the Company charged the amount of $404,804 to operations in connection with the Executive Stock Plans. See Note 19.

At December 31, 2024, there were a total of 1,450,314 shares of common stock which have vested and are issuable pursuant to the Executive Stock Plans.

Leases

The Company accounts for leases in accordance with FASB ASC 842, “Leases”. The Company determines if an arrangement is a lease at inception. Operating and Finance lease right-of-use (“ROU”) assets and current and noncurrent lease liabilities are included on the face of the consolidated balance sheet.

ROU assets represent the right of use to an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. For finance leases, the Company recognizes the amortization of the ROU asset over the shorter of the lease term or useful life of the underlying asset. Interest accretion on the finance lease liabilities is recorded as interest expense. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component. For lease agreements with terms less than 12 months, the Company has elected the short-term lease measurement and recognition exemption, and it recognizes such lease payments on a straight-line basis over the lease term.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740)”. This update requires public business entities to annually disclose specific categories within the income tax rate reconciliation, and provide additional information for reconciling items that meet a certain quantitative threshold. Additionally, the amendments in this update require entities to disclose certain information about income taxes paid, income tax disaggregation, disclosures around unrecognized tax benefits, and the removal of disclosures related to temporary differences surrounding deferred tax liabilities to enhance the transparency and decision usefulness of income tax disclosures. This update is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company adopted this update prospectively as of January 1, 2025 (see Note 22).

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as expensing of U.S. research expenditures and eligible capital expenditures, the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The impacts of the OBBBA are reflected in our results for the year ended December 31, 2025, and there was no impact to our income tax expense or effective income tax rate.

New Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses (DISE)” which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the standard and its potential effect on its consolidated financial statements and segment disclosures.

In July 2025, the FASB issued ASU 2025-05, which provides a practical expedient for estimating expected credit losses on short term receivables and contract assets from revenue transactions. The guidance permits a simplified loss rate approach based on historical write-off experience and current conditions. The Company is evaluating the standard and its potential effect on the allowance for credit losses and its consolidated financial statements.

2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

We have revised amounts reported in previously issued financial statements for the periods presented in this Annual Report on Form 10-K related to immaterial errors. The errors relate to certain costs directly related to the revenue generation and cost of goods sold. The costs were not properly categorized in prior periods, which led to an overstatement of revenue and a corresponding overstatement of cost of goods sold. There was no effect to consolidated net income (loss) in any of the revised periods.

We evaluated the aggregate effects of the errors to our previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, determined that the errors were not material to the previously issued financial statements and disclosures included in our Annual Reports on Form 10-K for the year ended December 31, 2024 and for any quarterly periods included therein or through our Quarterly Report on Form 10-Q for the quarterly periods ended September 30, 2025, June 30, 2025, and March 31, 2025.

The following tables present the effects of the aforementioned revisions on our consolidated statements of operations for the quarterly periods ended September 30, 2025, June 30, 2025, and March 31, 2025 and the year ended December 31, 2024 and for the quarterly periods included therein.

	Three months ended			Nine months ended
	September 30, 2025 (Unaudited)			September 30, 2025 (Unaudited)
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Revised
Revenue	$16,423,716	$(684,948)	$15,738,768	$49,247,466	$(1,906,863)	$47,340,603
Cost of goods sold	$12,567,437	$(684,948)	$11,882,489	$37,192,111	$(1,906,863)	$35,285,248

	Three months ended			Six months ended
	June 30, 2025 (Unaudited)			June 30, 2025 (Unaudited)
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Revised
Revenue	$21,103,134	$(642,097)	$20,461,037	$40,651,700	$(1,221,915)	$39,429,785
Cost of goods sold	$16,669,281	$(642,097)	$16,027,184	$31,732,040	$(1,221,915)	$30,510,125

	Three months ended
	March 31, 2025 (Unaudited)
	As Reported	Adjustments	As Revised
Revenue	$19,548,566	$(579,818)	$18,968,748
Cost of goods sold	$15,062,759	$(579,818)	$14,482,941

	Year Ended
	December 31, 2024
	As Reported	Adjustments	As Revised
Revenue	$62,519,394	$(3,070,967)	$59,448,427
Cost of goods sold	$47,498,611	$(3,070,967)	$44,427,644

	Three months ended			Nine months ended
	September 30, 2024 (Unaudited)			September 30, 2024 (Unaudited)
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Revenue	$17,009,771	$(767,608)	$16,242,163	$49,398,874	$(2,352,630)	$47,046,244
Cost of goods sold	$12,725,537	$(767,608)	$11,957,929	$37,312,903	$(2,352,630)	$34,960,273

	Three months ended			Six months ended
	June 30, 2024 (Unaudited)			June 30, 2024 (Unaudited)
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Revenue	$16,658,990	$(742,892)	$15,916,098	$32,389,103	$(1,585,022)	$30,804,081
Cost of goods sold	$12,691,567	$(742,892)	$11,948,675	$24,587,366	$(1,585,022)	$23,002,344

	Three months ended
	March 31, 2024 (Unaudited)
	As Reported	Adjustments	As Revised
Revenue	$15,730,113	$(842,130)	$14,887,983
Cost of goods sold	$11,895,799	$(842,130)	$11,053,669

3. DISCONTINUED OPERATIONS

On February 26, 2024, the Company completed the sale of its Haley subsidiary (see Note 5), and the activities of P Innovations (“Plantbelly”) were abandoned; and on October 8, 2024, the Company completed the sale of substantially all of the assets of Mouth. During the year ended December 31, 2024, the accounts of the following entities are included in net loss from discontinued operations: GROW, Oasis, Haley, P Innovations, and Mouth. The only remaining assets and liabilities on the Company’s balance sheet at December 31, 2024 related to discontinued operations is cash in the amount of $49,315 held by Mouth.

During the third quarter of fiscal 2025, the Company committed to a strategic exit of its retail specialty cheese business, which served as the primary component of its national distribution platform. Accordingly, results for this business for all prior periods presented have been retrospectively reclassified to discontinued operations in accordance with ASC 205-20. In connection with this decision, the Company also elected to discontinue its related logistics operations and specialty cheese cutting activities, including igourmet, along with the Company’s logistics subsidiary (LII/IFP). During the year ended December 31, 2025, the accounts of the following entities are included in net loss from discontinued operations and in the discontinued operations sections of our balance sheet: IFP, LII, and the activity of igourmet directly related to our cheese business.

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

The following information presents the major classes of line item of assets and liabilities included as part of discontinued operations in the consolidated balance sheets:

	December 31,	December 31,
	2025	2024

Current assets - discontinued operations:
Cash	$85,027	$242,326
Accounts receivable	196,672	3,180,188
Inventory	-	2,782,000
Assets held for sale	6,144,793	5,941,933
Total current assets - discontinued operations	$6,426,492	$12,146,447

Noncurrent assets - discontinued operations:
ROU assets – financing leases, net	$215,509	$440,925
Property and equipment, net	-	313,067
Total noncurrent assets - discontinued operations	$215,509	$753,992

Current liabilities - discontinued operations:
Accounts payable and accrued liabilities	$40,884	$2,217,580
Deferred revenue	342,000	349,600
Accrued interest	64,084	72,481
Lease Liability	-	87,278
Notes payable, net	8,430,656	107,861
Total current liabilities - discontinued operations	$8,877,624	$2,834,800
Noncurrent liabilities - discontinued operations:
Notes payable, net	$-	$8,409,881
Total noncurrent liabilities - discontinued operations	$-	$8,409,881

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations:

	Year Ended
	December 31,	December 31,
	2025	2024
Revenue	$10,061,776	$9,924,585
Cost of goods sold	11,057,349	8,039,204
Gross margin	(995,573)	1,885,381

Selling, general, and administrative expenses	2,680,924	2,695,273
Other expense	915,862	730,036
Loss from discontinued operations, net of tax	$(4,592,359)	$(1,539,928)

The following information presents the major classes of line items constituting significant operating, investing and financing cash flow activities in the consolidated statements of cash flow relating to discontinued operations:

	Year Ended
	December 31,	December 31,
	2025	2024
Operating activities:
Adjustments to reconcile net loss to cash
Net cash provided by (used in) operating activities
Inventory valuation adjustment associated with facility closure	$1,486,893	$-
Loss on disposition of assets	106,591	834,463
Depreciation and amortization	123,838	158,218
Changes in assets and liabilities:
Accounts receivable, net	2,983,516	(3,170,397)
Inventory, net	1,295,107	(2,771,015)
Accounts payable and accrued liabilities	(2,176,696)	(1,965,888)

Investing activities:
Cash paid for purchase of property and equipment	(101,977)	(199,838)
Cash received from disposition of equipment	54,500	-

Financing activities:
Principal payments on notes payable	(87,278)	(114,359)
Principal payments on financing lease	(77,473)	(85,536)

4. SALE OF ASSETS

On February 14, 2024, the Company sold its property located at 28411 Race Track Road, Bonita Springs, Florida, for net cash proceeds of $2,101,185, net of the payoff of principal and interest in the amount of $356,215 on Maple Mark Term Loan 2. A gain in the amount of $1,807,516 was recorded on this transaction.

On August 30, 2024, the Company sold certain intangible assets of igourmet including but not limited to copyrights, trademarks, tradenames, and customer lists for net cash proceeds of $617,000. The buyer also assumed certain liabilities in the net amount of $309,463. A gain in the amount of $834,463 was recorded on this transaction.

On October 8, 2024, we sold substantially all of the assets of Mouth including copyrights, trademarks, tradenames, and customer lists; these assets were fully amortized at the time of the sale. In addition, the buyer assumed the liability for deferred revenue in the amount of $174,637. A gain in the amount of $174,637 was recorded on this transaction.

5. SALE OF SUBSIDIARY

On February 26, 2024, the Company sold 100% of the equity interests in Haley for the return of 21,126 shares of the Company’s common stock held by the buyer. Haley had no assets or liabilities at the time of the sale. The Company valued the 21,126 shares of common stock at the market price on the date of the acquisition of $1.00 per share and recorded a gain in the amount of $21,126 on this transaction.

6. ACQUISITIONS

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

LoCo Foods

On December 20, 2024, the Company through its subsidiary, Golden Organics, Inc., entered into an asset purchase agreement (the “LoCo APA”) with LoCo Food Distribution LLC, a Colorado limited liability company (“LoCo”), a wholesaler of food related products, and Elizabeth G. Mozer and Benjamin Mozer (each an “Owner,” collectively, the “Owners” and together with LoCo, collectively, the “Seller Parties”). The Company accounted for the LoCo APA pursuant to the guidance of ASC 805. Pursuant to the LoCo APA, the Company acquired substantially all of LoCo’s properties, business, and assets used and/or useful in the operation of LoCo’s business of sourcing and wholesaling food products, and agreed to assume certain liabilities of LoCo for an aggregate purchase price of $304,269, which is payable to LoCo’s lenders for all outstanding and unpaid indebtedness of LoCo. The Company also entered into an earnout agreement with LoCo in the amount of $54,430, payable by Golden Organics to the Owners based upon twelve month revenue and earnings targets. At December 31, 2024, the Company had recorded the following assets and liabilities pursuant to the LoCo APA: Cash received of $42,000; intangible assets of $232,972; property and equipment of $252,000; accounts payable and accrued liabilities of $1,008,590; and contingent liability payable of $54,430. During the year ended December 31, 2025, the Company released the liability as the targets were not met.

7. ACCOUNTS RECEIVABLE

At December 31, 2025 and 2024, accounts receivable consisted of:

	2025	2024
Accounts receivable from customers	$5,518,509	$5,902,447
Allowance for credit losses	(218,319)	(40,002)
Accounts receivable, net	$5,300,190	$5,862,445

During the years ended December 31, 2025 and 2024, the Company charged the amount of $106,010 and $4,599, respectively, to bad debt expense.

8. INVENTORY

Inventory consists of specialty food products. At December 31, 2025 and 2024, inventory consisted of the following:

	2025	2024
Finished goods inventory	$3,473,604	$3,508,488

9. PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, 2025 and 2024 is as follows:

	December 31, 2025	December 31, 2024

Land	$208,140	$208,140
Building and leasehold improvements	951,101	833,712
Computer and Office Equipment	262,769	218,439
Warehouse Equipment	451,432	449,186
Furniture and Fixtures	694,715	694,843
Vehicles	286,509	286,509
Total before accumulated depreciation	2,854,666	2,690,829
Less: accumulated depreciation	(1,581,356)	(1,419,018)
Total	$1,273,310	$1,271,811

Depreciation expense for property and equipment amounted to $167,413 and $173,021 for the years ended December 31, 2025 and 2024, respectively, which is recorded in selling, general and administrating expenses on the Company’s statement of operations.

10. PROPERTY AND EQUIPMENT CLASSIFIED AS HELD FOR SALE

Assets held for sale include the net book value of property and equipment the Company plans to sell within the next year. Long lived assets that meet the criteria are held for sale and reported at the lower of their carrying value or fair value less estimated cost to sell.

As of December 31, 2025, the Company classified the land and building located at 220 Oak Hill Road, Mountain Top, Pennsylvania, as held for sale. During the year ended December 31, 2025, the Company classified certain leasehold improvements at the Mountain Top property as held for sale. The net book value of these assets consisted of the following at December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Equipment	$202,860	$-
Land	871,372	871,372
Building	5,070,561	5,070,561
Total	$6,144,793	$5,941,933

11. RIGHT OF USE ASSETS AND LEASE LIABILITIES – OPERATING LEASES

The Company has operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 3 years, some of which include options to extend.

The Company’s lease expense for the years ended December 31, 2025 and 2024 was entirely comprised of operating leases and amounted to $280,616 and $62,686, respectively. The Company’s ROU asset amortization for the years ended December 31, 2025 and 2024 was $253,041 and $54,609, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

The weighted-average discount rate of the operating leases was 7.00% and 7.00% at December 31, 2025 and 2024, respectively. The lease rates were estimated based upon the Company’s incremental borrowing rate at the time of the inception of the leases.

The weighted-average lease term of the operating leases was 2.16 years and 2.85 years at December 31, 2025 and 2024, respectively.

Right of use assets – operating leases are summarized below:

	December 31, 2025	December 31, 2024

Building	$411,060	$565,931
Vehicles	101,329	128,158
Warehouse equipment	-	7,950
Office equipment	-	3,437
Right of use assets, net	$512,389	$705,476

Operating lease liabilities are summarized below:

	December 31, 2025	December 31, 2024

Building	$419,168	$567,684
Vehicles	101,329	128,158
Warehouse equipment	-	7,950
Office equipment	-	3,437
Lease liability	$520,497	$707,229
Less: current portion	(285,534)	(239,660)
Lease liability, non-current	$234,963	$467,569

Maturity analysis under these lease agreements are as follows for the year ended December 31:

2026	$313,062
2027	201,164
2028	34,950
2029	8,736
Total	$557,912
Less: Present value discount	(37,415)
Lease liability	$520,497

During the year ended December 31, 2025, the Company recorded an increase in the right of use asset and operating lease liability in the amount of $59,954 on the building lease associated with the acquisition of Golden Organics.

During the year ended December 31, 2024, the Company recorded an operating lease of a building in the amount of $599,116 and an operating lease of vehicles in the amount of $132,451 in connection with the acquisition of Golden Organics.

12. RIGHT OF USE ASSETS – FINANCING LEASES

The Company has financing leases for vehicles and warehouse equipment. Right of use asset – financing leases are summarized below:

	December 31, 2025	December 31, 2024

Vehicles	$404,858	$214,405
Warehouse equipment	200,097	-
Total before accumulated depreciation	604,955	214,405
Less: accumulated depreciation	(399,615)	(131,057)
Total	$205,340	$83,348

Depreciation expense on right of use assets for the years ended December 31, 2025 and 2024 was $31,637 and $92,870, respectively. During the year ended December 31, 2024, the Company recorded right of use assets and lease liabilities in the amount of $180,740 related to warehouse equipment. There were no additions to right of use assets and lease liabilities – financing leases during the year ended December 31, 2025.

The weighted-average interest rate of the financing leases was 5.77% and 5.83% at December 31, 2025 and 2024, respectively. The lease rates were estimated based upon the Company’s incremental borrowing rate at the time of the inception of the leases.

The weighted-average lease term of the financing leases was 2. years and 2.80 years December 31, 2025 and 2024, respectively.

Financing lease liabilities are summarized below:

	December 31, 2025	December 31, 2024

Financing lease obligation under a lease agreement for a truck dated March 31, 2020 in the original amount of $152,548 payable in eighty-four monthly installments of $2,188 including interest at the rate of 5.44%. During the year ended December 31, 2025, the Company made principal and interest payments on this lease obligation in the amounts of $23,933 and $2,324, respectively. During the year ended December 31, 2024, the Company made principal and interest payments on this lease obligation in the amount of $22,669 and $3,588, respectively.	$29,616	$53,549

Financing lease obligation under a lease agreement for a truck dated August 23, 2019 in the original amount of $80,413 payable in eighty-four monthly installments of $1,148 including interest at the rate of 5.0%. During the year ended December 31, 2025, the Company made principal and interest payments on this lease obligation in the amounts of $13,025 and $751, respectively. During the year ended December 31, 2024, the Company made principal and interest payments on this lease obligation in the amount of $12,293 and $1,385, respectively.	$7,904	$20,929

Financing lease obligation under a lease agreement for warehouse equipment dated September 12, 2024 in the original amount of $180,740 payable in sixty monthly payments in the minimum amount of $2,846 including interest at the rate of 6.01%. The amount of the monthly payments is based upon the amount of supplies and materials the Company purchases from the lessor each month. During the year ended December 31, 2025, the Company made principal and interest payments on this lease obligation in the amounts of $64,030 and $1,580, respectively, and capitalized interest in the amount of $2,845. During the year ended December 31, 2024, the Company made principal and interest payments on this lease obligation in the amounts of $55,108 and $2,154, respectively.	$64,029	125,632

Total	$101,549	$200,110

Current portion	$48,866	$60,519
Long-term maturities	52,683	139,591
Total	$101,549	$200,110

Aggregate maturities of lease liabilities – financing leases as of December 31, 2025 are as follows:

For the period ended December 31,
2026	$48,866
2027	21,009
2028	17,692
2029	13,982
2030	-
Total	$101,549

13. INTANGIBLE ASSETS

The Company acquired certain intangible assets pursuant to the acquisitions of Artisan and Golden Organics. These assets include trade names and customer lists.

Amortizable Intangible Assets

The following table represents the balances of other amortizable intangible assets as of December 31, 2025 and 2024:

	December 31, 2025
		Accumulated
	Gross	Amortization	Net
Customer Lists	$431,565	$93,506	$338,059

	December 31, 2024
		Accumulated
	Gross	Amortization	Net
Customer Lists	$431,565	$7,193	$424,372

Total amortization expense for the years ended December 31, 2025 and 2024 was $86,313 and $7,193, respectively.

Remaining amortization expense for intangible assets as of December 31, 2025 is as follows:

For the period ended December 31,
2026	$86,313
2027	86,313
2028	86,313
2029	79,120
2030	-
$338,059

Indefinite-lived Intangible Assets

Indefinite-lived intangible assets consist of Trade Names in the amount of $217,000 held by Artisan.

14. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024

Trade payables and accrued liabilities	$2,956,240	$4,087,343
Accrued payroll and commissions	79,559	348,699
Total	$3,035,799	$4,436,042

15. ACCRUED SEPARATION COSTS – RELATED PARTIES

On February 3, 2023, the Company entered into a Severance Note, an Agreement and General Release, and a Side Letter thereto (the “SK Agreements”) with Sam Klepfish its prior CEO and a previous board member. The SK Agreements provide, among other things, for Mr. Kelpfish’s resignation from all positions with the Company and its subsidiaries on February 28, 2023, except that Mr. Klepfish will remain a director and member of the board of the Company, confidentiality and non-disparagement conditions, nomination of Mr. Klepfish for future election to the board of directors at least through the 2024 general meeting of shareholders based on certain minimum stock ownership and Board Observer rights when Mr. Klepfish is no longer a director but maintains certain minimum agreed upon stock ownership. The payment terms are $250,000 upon effectiveness and an additional $1,000,000 payable in weekly payments of $6,410.26 from March 8, 2023 through March 6, 2026. The $250,000 was paid into an escrow account, and was released to Mr. Klepfish on his separation date. The $1,000,000 portion is in the form of an unsecured, non interest-bearing note payable to Mr. Klepfish. The SK Agreements also call for the delivery of 400,000 shares of the Company’s common stock valued at $168,000 based upon the closing price of the Company’s common stock on Mr. Klepfish’s separation date of February 28, 2023, which were delivered to Mr. Klepfish on April 26, 2023; in addition, for delivery on June 1, 2027 of additional shares of the Company’s common stock equal to the greater of (i) the number of shares with an aggregate fair market value of $400,000 on such date, or (ii) 266,666 shares. The Company also agreed to pay a total of $1,199 of Consolidated Omnibus Reconciliation Act (“COBRA”) insurance costs on behalf of Mr. Klepfish over eighteen months. The total amount accrued in connection with the SK Agreements was $1,819,199.

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

On October 4, 2025, the Company entered into a separation agreement and general release (the “Bennett Separation Agreement”) with Bill Bennett, pursuant to which Mr. Bennett will resign from his position as the Chief Executive Officer of the Company, effective October 3, 2025. Pursuant to the Bennett Separation Agreement, the Company shall (i) pay Mr. Bennett severance payments consisting of salary continuation and bonus payable through December 31, 2025, in the total gross amount of $115,501, payable in installments on the Company’s regular payroll dates; and (ii) reimbursement of Mr. Bennett’s group health insurance premiums for the period from November 1, 2025 through September 30, 2026 in the total gross amount of $31,515. During the year ended December 31, 2025, the Company paid cash in the amount of $115,501 and Cobra payments in the amount of $9,322 under the Bennett Separation Agreement.

During the years ended December 31, 2025 and 2024, the Company paid cash in the amount of $332,165 and $333,333, respectively, to Mr. Klepfish in connection with the SK Agreements.

During the years ended December 31, 2025 and 2024, the Company made the following payments in connection with the Wiernasz Separation Agreement: The Company made Cobra payments on behalf of Mr. Wiernasz in the amount of $0 and $967, respectively.

During the years ended December 31, 2025 and 2024, the Company made the following payments in connection with the Tang Separation Agreement: The Company made cash payments to Mr. Tang in the amount of $0 and $113,918, respectively, and Cobra payments on behalf of Mr. Tang in the amount of $0 and $14,495, respectively.

The following table represents the amounts accrued, paid, and outstanding on these agreements as of December 31, 2025:

	Total	Paid / Issued	Balance	Current	Non-current
Mr. Klepfish:
Cash – through March 6, 2026	$1,000,000	$(941,140)	$58,860	$58,860	$-
Cash – upon agreement execution	250,000	(250,000)	-	-	-
Stock – June 1, 2027	400,000	-	400,000	-	400,000
Stock – Issued in April 2023	168,000	(168,000)	-	-	-
Cobra – over eighteen months	1,199	-	1,199	1,199	-
Total – Mr. Klepfish	$1,819,199	$(1,359,140)	$460,059	$60,059	$400,000

Mr. Tang:
Cash – over seventeen weeks	$113,918	$(113,918)	$-	$-	$-
Cobra – over five months	14,495	(14,495)	-	-	-
Total – Mr. Tang	$128,413	$(128,413)	$-	$-	$-

Mr. Bennett:
Cash – installments through December 31, 2025	$142,485	$(110,170)	$32,315	$32,315	$-
Cobra – installments through September 30, 2026	31,515	(14,653)	16,862	16,862	-
Total – Mr. Bennett	$174,000	$(124,823)	$49,177	$49,177	$-

Total Company	$2,121,612	$(1,612,376)	$509,236	$109,236	$400,000

16. STOCK APPRECIATION RIGHTS LIABILITY

Effective May 15, 2023, the Company issued 1,500,000 stock appreciation rights (the “Smallwood SARs”) to Brady Smallwood, its Chief Operating Officer. The Smallwood SARs were valued utilizing the Black-Scholes valuation model, and had an aggregate fair value of $9,794 upon issuance; this amount was charged to operations and credited to stock appreciation rights liability. The Smallwood SARs are revalued each quarter, and any gain or loss in the fair value is charged to non-cash compensation expense. At December 31, 2025, the Smallwood SARs had a fair value of $16,143; the decrease in fair value in the amount of $1,337,007 was charged to selling, general and administrative expenses on the Company’s statement of operations during the year ended December 31, 2025.

The change in valuation of the Smallwood SARs is summarized in the table below:

SAR Liability
December 31, 2023 -fair value	$255,020
(Gain) Loss on revaluation	1,098,130
December 31, 2024 - fair value	$1,353,150
(Gain) Loss on revaluation	(1,337,007)
December 31, 2025 - fair value	$16,143

The following assumption were utilized in the valuation of the Smallwood SARs:

	December 31,
	2025	2024
Black-Scholes model variables:
Volatility	77.84-205.63%	86.58-131.55%
Dividends	0.0%	0.0%
Risk-free interest rates	3.48-4.10%	3.66-4.71%
Term (years)	1.00-2.00	2.00-2.75

The price of the Company’s common stock on the date of the grant of the SARs was $0.41. The exercise prices at the date of the grant were $1.50 and $2.00.

17. LINE OF CREDIT

	December 31, 2025	December 31, 2024

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

During the year ended December 31, 2025, the Company borrowed the amount of $500,000 under the MapleMark Revolver, and repaid the amount of $500,000. During the year ended December 31, 2025, the Company paid interest in the amount of $1,804 on the MapleMark Revolver. During the year ended December 31, 2024, the Company did not draw on the MapleMark Revolved and no interest was incurred.	$-	$-

18. NOTES PAYABLE

	December 31, 2025	December 31, 2024

A note payable in the amount of $20,000. The note was due in January 2006 and the Company accrued interest on this note at 1.9% through September 30, 2025. During the years ended December 31, 2025 and 2024, the Company accrued interest on this note in the amount of $288 and $378, respectively. December 31, 2024, accrued interest on this note was $18,860. At September 30, 2025, this note had been outstanding without any claim or correspondence for an extended duration. After consideration of all available information, the Company concluded that the obligation is no longer required to be recognized. Accordingly, the liability was derecognized and a gain in the amount of $39,154 was recorded during the year ended December 31, 2025. At September 30, 2025, this note had been outstanding without any claim or correspondence for an extended duration. After consideration of all available information, the Company concluded that the obligation is no longer required to be recognized. Accordingly, the liability was derecognized and a gain in the amount of $39,154 was recorded during the year ended December 31, 2025.	$-	$20,000

A note payable in the amount of $350,000 issued in connection with the GO Acquisition (the “GO Note”). The GO Note is payable in 60 equal monthly instalments of $6,766 and bears interest at the rate of 6.0%. During the year ended December 31, 2025, the Company made interest payments on the GO note in the amount of $20,138. During the year ended December 31, 2025, the Company made principal payments on the GO note in the amount of $62,011.	282,973	344,984
Total	$282,973	$364,984

Current portion	$66,026	$82,191
Long-term maturities, net of discount	216,947	282,793
Total	$282,973	$364,984

Accrued interest on notes payable was $0 and $91,347 at December 31, 2025 and 2024, respectively.

Aggregate maturities of notes payable as of December 31, 2025 are as follows:

For the period ended December 31,

2026	$66,026
2027	70,099
2028	74,422
2029	72,426
Thereafter	-
Total	$282,973

19. EQUITY

Common Stock

As of December 31, 2025, total number of shares of common stock issued and outstanding was 57,493,776 and 54,649,479, respectively. As of December 31, 2024, total number of shares of common stock issued and outstanding was 56,009,032 and 53,164,735, respectively. At December 31, 2025 and 2024, a total of 2,844,297 shares of common stock were deemed issued but not outstanding. At December 31, 2025 and 2024, an additional 0 and 738,032 shares, respectively, were classified as common stock to be issued. These shares represent shares of common stock vested under the Company’s Executive Stock Plans, and are in the process of being administratively issued.

For the year ended December 31, 2025:

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

On February 26, 2025, the Company issued the following shares of common stock to its executive officers pursuant to executive compensation plans: 530,665 shares were issued to its Bill Bennett, predecessor CEO; 133,632 shares were issued to Brady Smallwood, COO; and 73,735 shares were issued to its Gary Schubert, successor CEO, pursuant to the Prior CFO Stock Plan. These shares were classified as shares to be issued on the Company’s balance sheet at December 31, 2024. There was no gain or loss recorded on this transaction.

On June 2, 2025, the Company issued 273,026 shares of common stock to Bill Bennett, predecessor CEO pursuant to an executive compensation plan. There was no gain or loss recorded on this transaction.

On June 3, 2025, the Company issued 92,168 shares of common stock to Gary Schubert, successor CEO pursuant to the Prior CFO Stock Plan. There was no gain or loss recorded on this transaction.

On July 3, 2025, the Company issued 82,952 shares of common stock to Brady Smallwood, COO pursuant to an executive compensation plan. There was no gain or loss recorded on this transaction.

Effective December 31, 2025, the Company issued 214,530 shares of common stock to Bill Bennett, its predecessor CEO pursuant to an executive compensation plan. There was no gain or loss recorded on this transaction.

On December 31, 2025, the Company reduced the number of shares to be issued by 136,205 due to a reduction in the estimate in the number of shares to be withheld for the payment of income taxes pursuant to the Executive Stock Plans. Of this amount, 64,518 were due to Brady Smallwood under the COO Stock Plan, and 71,687 were due to Gary Schubert under the Prior CFO Stock Plan. There were no remaining shares to be issued as of December 31, 2025.

For the year ended December 31, 2024:

On February 26, 2024, the Company sold 100% of the equity interests in Haley for the return of 21,126 shares of the Company’s common stock held by the buyer (see Note 5). Haley had no assets or liabilities at the time of the sale; the Company valued the 21,126 shares of common stock at the market price on the date of the acquisition of $1.00 per share and recorded a gain in the amount of $21,126 on this transaction.

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

On November 29, 2024, pursuant to a private placement, the Company sold 1,906,250 shares of common stock and on December 4, 2024 the Company sold an additional 125,000 shares of common stock (a total of 2,031,250 shares) at a price of $1.60 per share for total proceeds of $3,250,000.

On December 31, 2024, the Company issued the following shares pursuant to Executive Stock Plans: 517,429 shares of common stock were issued to its predecessor CEO, net of 455,991 shares withheld for the payment of taxes in the amount of $664,431; 133,631 shares of common stock were issued to Mr. Smallwood, net of 112,151 shares withheld for the payment of taxes in the amount of $163,763; and 73,735 shares were issued to its successor CEO pursuant to the Prior CFO Stock Plan, net of 57,350 shares withheld for the payment of taxes in the amount of $80,290.

On February 15, 2024, the Company issued 150,000 shares of common stock to a previous director for options previously exercised. These shares were recorded as issued on the Company’s balance sheet effective December 31, 2023.

Stock Appreciation Rights

Effective May 15, 2023, the Company issued 1,500,000 stock appreciation rights (the “Smallwood SARs”) to Brady Smallwood, its Chief Operating Officer. The Smallwood SARs vest upon issuance, and expire on December 31, 2026; 750,000 of the Smallwood SARs are priced at $1.50 per share, and 750,000 are priced at $2.00 per share. It is the Company’s intention to settle the Smallwood SARs in cash. The Smallwood SARs were valued utilizing the Black-Scholes valuation model, and had an aggregate fair value of $9,794 upon issuance. This amount was charged to non-cash compensation and credited to a current liability on the Company’s balance sheet. The Smallwood SARs will be revalued each reporting period and any change in value will be charged to compensation expense. At December 31, 2024, the Smallwood SARs had a fair value of $1,353,150; the increase in value during the year ended December 31, 2024 in the amount of $1,098,130 was charged to compensation expense. At December 31, 2025, the Smallwood SARs had a fair value of $16,143; the decrease in fair value in the amount $1,337,007 was charged to non-cash compensation during the year ended December 31, 2025.

See Note 16.

Executive Stock Plans

Predecessor CEO Stock Plan

On February 3, 2023, the Company entered into an employment agreement with Bill Bennett to become the Company’s then CEO. Pursuant to this agreement, Mr. Bennett was provided with an incentive compensation plan (the “Predecessor CEO Stock Plan”) whereby Mr. Bennett would be granted shares of the Company’s common stock upon the common stock meeting certain price points at various 60-day volume weighted prices, as described below:

	Number of Shares Granted - Lower of:
Stock	Number of Shares Issued	Maximum
Price	and Outstanding on	Number of
Target	Grant Date Multiplied by:	Shares
$0.60	2.00%	975,133
$0.80	1.50%	731,350
$1.00	1.00%	487,567
$1.20	0.75%	365,675
$1.40	0.75%	365,675
$1.60	0.50%	243,783
$1.80	0.50%	243,783
$2.00	0.50%	243,783

The Predecessor CEO Stock Plan had a fair value of $660,541 at inception (see “Stock Plan Valuation” section below). This amount is being amortized over the 34-month life of the plan. During the years ended December 31, 2025 and 2024, $232,361 and $233,132 of this amount was charged to operations, respectively.

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

During the year ended December 31, 2025, the price targets of $1.80 and $2.00 were achieved, and Mr. Bennett became eligible to receive an additional total of 487,566 shares. A total of 1,018,231 shares were issued to Mr. Bennett, net of 444,468 shares withheld for taxes; at December 31, 2025, there are no further shares due to Mr. Bennett pursuant to the Predecessor CEO Stock Plan.

On October 4, 2025, the Company entered into a separation agreement and general release with Mr. Bennett, pursuant to which Mr. Bennett resigned from his position as the Chief Executive Officer of the Company effective October 1, 2025. During the year ended December 31, 2025, the Company charged the unamortized portion of the value of the Predecessor CEO Stock Plan in the amount of $115,795 to compensation expense and additional paid-in capital

There are no shares unvested under the Predecessor CEO Stock Plan at December 31, 2025.

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

The COO Stock Plan had a fair value of $199,951 at inception (see “Stock Plan Valuation” section below). This amount is being amortized over the 31.5-month life of the plan. During the years ended December 31, 2025 and 2024, $76,172 and $76,172 of this amount was charged to operations, respectively.

During the year ended December 31, 2024, the price targets of $0.87, $1.16, and $1.45 were achieved, and Mr. Smallwood became eligible to receive a total of 442,410 shares. During the year ended December 31, 2024, a total of 196,627 shares were issued to Mr. Smallwood, and 245,783 shares were recorded as to be issued.

During the year ended December 31, 2025, the price targets of $1.74 and $2.03 were achieved, and Mr. Smallwood became eligible to receive an additional 147,470 shares. During the year ended December 31, 2025, a total of 225,811 shares were issued to Mr. Smallwood, net of 176,669 shares withheld for taxes. At December31, 2025, a total of 147,471 shares remain unvested under the COO Stock Plan. There are no shares due to Mr. Smallwood at December 31, 2025.

Successor CEO Stock Plan

On October 3, 2025, the Company entered into an employment agreement with Gary Schubert pursuant to which he will serve as the Company’s Chief Executive Officer (the “CEO Employment Agreement”). The CEO Employment Agreement provides for the grant of 1,350,000 shares of the Company (the “Successor CEO Stock Plan”) common stock, subject to a vesting schedule, no later than March 31, 2026. These shares had not been granted as of December 31, 2025. The CEO Employment Agreement and Successor CEO Stock Plan replaced Mr. Schubert’s executive compensation plan that was in place during his role as the Company’s CFO (the “Prior CFO Stock Plan”.

Prior CFO Stock Plan

On December 29, 2023, the Company entered into an employment agreement with Gary Schubert to become the Company’s CFO effective January 1, 2024. Pursuant to this agreement, Mr. Schubert was provided with an incentive compensation plan (the “Prior CFO Stock Plan”) whereby Mr. Schubert would be granted shares of the Company’s common stock upon the common stock meeting certain price points at various 60-day volume weighted prices, as described below:

	Number of Shares Granted - Lower of:
Stock	Number of Shares Issued	Maximum
Price	and Outstanding on	Number of
Target	Grant Date Multiplied by:	Shares
$1.23	0.40%	131,085
$1.63	0.30%	98,313
$2.04	0.20%	65,542
$2.45	0.15%	49,157
$2.86	0.15%	49,157
$3.27	0.10%	32,771
$3.68	0.10%	32,771
$4.08	0.10%	32,771

The Prior CFO Stock Plan had a fair value of $238,747 at inception (see “Stock Plan Valuation” section below). This amount will be amortized over the 30-month life of the plan beginning January 1, 2024. During the year ended December 31, 2025 and 2024, $95,499 and $95,500 of this amount was charged to operations, respectively.

During the year ended December 31, 2024, the price targets of $1.23 and $1.63 were achieved, and Mr. Schubert became eligible to receive a total of 229,398 shares; 131,085 of these shares were approved for issuance and 98,313 were recorded as shares to be issued.

During the year ended December 31, 2025, the price target of $2.04 was achieved, and Mr. Schubert became eligible to receive an additional 65,542 shares. During the year ended December 31, 2025, a total of 165,903 shares were issued to Mr. Schubert, net of 129,037 shares withheld for taxes. At December 31, 2025, a total of 196,627 shares remain unvested under the Prior CFO Stock Plan. There are no shares due to Mr. Schubert at December 31, 2025.

Valuation of Executive Stock Plans

The Company relied upon the guidance of Statement of Financial Account Standards No. 718 Compensation – Stock Compensation (“ASC 718”) in accounting for the Predecessor CEO Stock Plan, the COO Stock Plan, and the Prior CFO Stock Plan (collectively, the Executive Stock Plans). A Monte Carlo market-based performance stock awards model was used in valuing the Executive Stock Plans, with the following assumptions:

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

The Executive Stock Plans were not valued during the year ended December 31, 2025 and 2024.

Stock Options

For the year ended December 31, 2025:

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

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2023	350,000	$0.93
Granted	260,000	1.50
Exercised	(50,000)	0.60
Cancelled / Expired	(250,000)	0.46
Options outstanding at December 31, 2024	310,000	$1.42
Granted	-	-
Exercised	(310,000)	1.42
Cancelled / Expired	--	--

Options outstanding at December 31, 2025	--	$--

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2025 and 2024 was $0 and $111,800, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.43 and $1.78 as of December 31, 2025 and 2024, respectively, and the exercise price multiplied by the number of options outstanding.

During the years ended December 31, 2025 and 2024, the Company charged $0 and $32,535, respectively, to operations related to recognized stock-based compensation expense for stock options.

The exercise price at grant dates in relation to the market price during 2025 and 2024 are as follows:

	2025	2024
Exercise price lower than market price	-	-

Exercise price equal to market price	-	-

Exercise price exceeded market price	$	$1.25-1.75

As of December 31, 2025, and 2024, there were no non-vested options outstanding.

Accounting for stock options

The Company valued stock options using the Black-Scholes valuation model utilizing the following variables:

December 31,
2024
Volatility	69.96%
Dividends	0.0%
Risk-free interest rates	4.64%
Term (years)	2.36

20. SEGMENTS

The CODM has determined that the Company operates in one reportable segment: the delivery of specialty foods. This determination was made based upon the characteristics of our business and the information used by the CODM in order to monitor the business and allocate resources.

The analysis of the Company’s segments is determined by the Chief Operating Decision Maker (“CODM”). The Company’s CODM is Gary Schubert, CEO.

The CODM uses consolidated revenue, gross margin percentage and net income to monitor results. The CODM also uses revenue by category to monitor the growth of the business in each of our target markets.

The following table presents our segment results:

	December 31,		December 31,
	2025		2024
	Amount	%	Amount	%	$ Change	% Change
Revenue:
Digital Channels	$32,499,215	53.6%	$35,020,760	58.9%	$(2,521,545)	-7.2%
National distribution	$12,926,000	21.3%	$12,337,767	20.8%	$588,233	4.8%
Local distribution	$15,252,951	25.1%	$12,089,900	20.3%	$3,163,051	26,2%
Total revenue	$60,678,166	100.0%	$59,448,427	100.0%	$1,229,739	2.1%

Cost of sales	$45,049,103	74.2%	$44,427,644	74.7%	$621,459	1.4%
Gross margin	$15,629,063	25.8%	$15,020,783	25.3%	$608,280	4.0%

Cash OpEx:
Payroll & related costs	$9,370,719	15.4%	$8,609,501	14.5%	$761,218	8.8%
Computer and IT	$461,261	0.8%	$392,615	0.7%	$68,646	17.5%
Office, facility, vehicles	$1,385,106	2.3%	$614,653	1.0%	$770,453	125.3%
Insurance	$527,020	0.9%	$607,872	1.0%	$(80,852)	-13.3%
Travel & entertainment	$146,664	0.2%	$198,741	0.3%	$(52,077)	-26.2%
Advertising & marketing	$31,409	0.1%	$3,957	0.0%	$27,452	693.8%
Banking and credit card processing	$16,437	0.0%	$10,785	0.0%	$5,652	52.4%
Professional fees	$1,405,306	2.3%	$1,514,790	2.6%	$(109,484)	-7.2%
	$13,343,922	22.0%	$11,952,914	20.1%	$1,391,008	11.6%
Non-cash OpEx:
Credit loss expense	$106,010	0.2%	$4,599	0.0%	$101,411	2205.1%
Share based compensation	$(932,975)	-1.6%	$1,529,413	2.6%	$(2,462,388)	-161.0%
Depreciation & amortization	$253,726	0.4%	$114,866	0.2%	$138,860	120.9%
Taxes & fees	$222,752	0.4%	$146,821	0.2%	$75,931	51.7%
	$(350,487)	-0.6%	$1,795,699	3.0%	$(2,146,186)	-119.5%
Non-Operating (Income) Expense:
Interest expense	$30,306	0.0%	$(41,530)	-0.1%	$71,836	173.0%
(Gain) loss on sale of subsidiaries	$-	0.0%	$(21,126)	0.0%	$21,126	-100.0%
(Gain) loss on sale of assets	$-	0.0%	$(2,816,616)	-4.7%	$2,816,616	-100.0%
Other (income) expense	$(2,512)	0.0%	$-	0.0%	$(2,512)
Total other (income) expense	$27,794	0.0%	$(2,879,272)	-4.8%	$2,907,066	-101.0%

Income tax expense	80,787	0.1%	-	0.0%	80,787

Net income (loss) from continuing operations	$2,527,047	4.3%	$4,151,442	7.0%	$(1,624,395)	-37.2%

Other segment disclosures:
Segment assets	$19,581,021		$27,346,373
Expenditures for segment assets	$242,322		$316,567

21. RELATED PARTY TRANSACTIONS

Appointment of Chief Executive Officer

On October 3, 2025, the Company entered into the CEO Employment Agreement whereby Gary Schubert resigned from his current position of Chief Financial Officer of the Company and was appointed as the Chief Executive Officer of the Company and a member of the Company’s Board of Directors. Pursuant to the Schubert Agreement, Mr. Schubert is entitled to (i) an annual base salary of $400,000, beginning on January 1, 2026, subject to a 3% annual increase, (ii) a stock grant of 1,350,000 shares of common stock of the Company, subject to a vesting schedule, by March 31, 2026, and (iii) an annual cash incentive with a target (attainable upon achievement of certain performance goals) of not less than $137,500 with a cap of the lower of (a) $400,000 and (b) 8% of the Company’s adjusted free cash flow over the previous calendar year, beginning in calendar year 2026.

Resignation of Predecessor CEO

On October 4, 2025, the Company entered into a separation agreement and general release (the “Separation Agreement”) with Bill Bennett, pursuant to which Mr. Bennett resigned from his position as the Chief Executive Officer and Board Member of the Company, effective October 3, 2025.

Pursuant to the Separation Agreement, the Company shall (i) pay Mr. Bennett a severance payment in installments for a total gross amount of $115,501 for the period of October 4, 2025, through and including December 31, 2025, and (ii) reimburse Mr. Bennett for his group health insurance premiums for the period from November 1, 2025 through September 30, 2026, subject to the terms and conditions of the Separation Agreement. Mr. Bennett has agreed to provide consultancy services to the Company as a consultant and independent contractor from January 1, 2026 until March 31, 2026 for $25,000, which is to be paid in installments.

Payments to Prior Executive Officers under Separation Agreements

For the year ended December 31, 2025

The Company made the following payments in connection with the SK Agreements: The Company paid cash in the amount of $332,165 to Mr. Klepfish.

The Company made the following payments in connection with the Bennett Separation Agreement: The Company paid cash in the amount of $124,823 to Mr. Bennett.

For the year ended December 31, 2024

The Company made the following payments in connection with the SK Agreements: The Company paid cash in the amount of $333,333 to Mr. Klepfish.

The Company made the following payments in connection with the Wiernasz Separation Agreement: The Company made Cobra payments on behalf of Mr. Wiernasz in the amount of $967.

The Company made the following payments in connection with the Tang Separation Agreement: The Company made cash payments to Mr. Tang in the amount of $113,918, and Cobra payments on behalf of Mr. Tang in the amount of $14,495.

22. INCOME TAXES

The components of income before provision for income taxes are as follows:

Years Ended December 31,	2025	2024
Domestic	$(1,984,525)	$2,611,514
Foreign	-	-
Total	$(1,984,525)	$2,611,514

The components of the provision for income taxes are as follows:

Years Ended December 31,	2025	2024
Current income tax expense (benefit)
Federal	$-	$-
Foreign	-	-
State and local	80,787	-
Total current income tax expense	80,787	-
Deferred income tax expense (benefit)
Federal	-	-
Foreign	-	-
State and local	-	-
Total deferred income tax expense	-	-
Total income tax expense	$80,787	$-

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

	2025
Years Ended December 31,	Amount	Percent
U.S. federal statutory tax rate	$(416,750)	21.00%
State and local income taxes, net of federal income tax effect (1)	63,823	-3.22%
Changes in valuation allowances	597,415	-30.19%
Nontaxable or nondeductible items
Stock Options	(313,131)	15.82%
Officer Compensation Limitation	147,070	-7.43%
Other	2,360	-0.06%
Effective income tax rate	$80,787	-4.08%

(1)	The states that contribute to the majority (greater than 50%) of the tax effect in this category include California for 2025.

Prior to the adoption of ASU 2023-09, the provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable statutory income tax rate of 27.6% for the year ended December 31, 2024, to the loss before taxes as a result of the following differences:

2024
Income (loss) before income taxes	$2,611,514
Statutory tax rate, net	27.6%
Total tax (benefit) at statutory rate	721,000

Permanent difference	5,000
Other adjustments	112,000
Changes in valuation allowance	(838,000)
Income tax expense	$-

The effective income tax rate for 2025 was -4.08% and 0% in 2024. The decrease in the effective income tax rate was primarily due to nondeductible stock compensation expense and changes in the valuation allowance.

Significant components of deferred tax assets and liabilities are as follows:

At December 31,	2025	2024
Deferred tax assets
Intangible assets	$23,358	$476,000
Net operating loss carryforward	4,863,473	3,875,000
Lease liabilities	122,106	-
Disallowed interest expense	330,934	-
Capitalized inventory costs	269,625	-
Property, plant and equipment	-	282,000
Stock compensation	43,664	422,000
Allowance for doubtful accounts	25,216	-
Other	909	11,000
	5,679,285	5,066,000
Valuation allowances	(5,091,498)	(5,066,000)
Total deferred tax assets	587,787	-

Deferred tax liabilities
Property, plant and equipment	(59,622)	-
Accounting method change	(407,961)	-
Lease right-of-use assets	(120,204)	-
Total deferred tax liabilities	(587,787)	-
Net deferred tax liability	$-	$-

The amounts of cash taxes paid are as follows:

Years Ended December 31,	2025
Federal	$-
State	51,622
Foreign	-
Income taxes, net of amounts refunded	51,622

The company currently only operates within the United States, and there are no undistributed earnings.

At December 31, 2025, the Company has a net operating loss for income tax purposes of $21,256,747, of which $5,877,191 will begin to expire in 2036 and $15,379,556 may be carried forward indefinitely.

At December 31, 2025, there were no material uncertain tax positions.

In assessing the potential for realization of deferred tax assets, consisting primarily of net operating loss, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized upon the generation of future taxable income during the periods in which those temporary differences become deductible.  There is a valuation allowance of $5,091,498 and $5,066,000 as of December 31, 2025 and 2024, respectively. During 2025, the valuation allowance increased by $25,498.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. U.S. and state jurisdictions have statutes of limitations that generally range from 3 to 4 years. The Company is not currently under examination.

23. COMMITMENTS AND CONTINGENT LIABILITIES

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

24. MAJOR CUSTOMERS

The Company’s largest customer, U.S. Foods, Inc. and its affiliates, accounted for approximately 36% and 52% of total consolidated sales in each of the years ended December 31, 2025 and 2024, respectively. In addition, Gate Gourmet, the leading global provider of airline catering solutions and provisioning services for airlines, in partnership with igourmet, represented 14% and 16% of total consolidated sales for the year ended December 31, 2025 and 2024, respectively.

Discontinued Operations: Sams Club accounted for approximately 12% and 8% of total consolidated sales in each of the years ended December 31, 2025 and 2024, respectively. Sales to Sams Club related entirely to the discontinued Pennsylvania distribution operations and are not expected to continue in future periods.

25. FAIR VALUE MEASUREMENTS

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

The following summarizes the Company’s derivative financial liabilities that are recorded at fair value on a recurring basis at December 31, 2025 and 2024.

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Stock Appreciation Rights	$16,143	$-	$-	$16,143

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Stock Appreciation Rights	$1,353,150	$-	$-	$1,353,150

26. SUBSEQUENT EVENTS

Appointment of Executive Vice President

On January 6, 2026, the Company entered into an employment with Argie Liarakos (the “Liarakos Agreement” whereby which Mr. Liarakos was appointed as Executive Vice President of Commercial Operations and Execution of the Company. Pursuant to the Liarakos Agreement, Mr. Liarakos will receive an annual base salary of $260,000 as well as certain performance-based incentives, including an equity grant of 150,000 shares of common stock.

Sale of Facility

The Company, through its subsidiary Innovative Properties, entered into an Agreement of Purchase and Sale, dated as of July 28, 2025, as amended on September 11, 2025, September 29, 2025 and November 13, 2025, with Mountaintop Holdings, pursuant to which the Company agreed to sell to Mountaintop Holdings the real property located at 220 Oak Hill Road in Mountaintop, Pennsylvania, together with certain associated property. The total purchase price was $9,225,000, which includes deposits already paid and held in escrow. The purchaser inspection and due diligence period has been completed and passed. No gain or loss has been recorded as of the date of these financial statements. The sale closed on March 6, 2026, at which time Innovative Properties received gross proceeds of $9.225 million. In connection with the closing, the debt associated with the property was repaid and extinguished.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 28, 2025, in conjunction with its exit from providing audit services to publicly traded companies, Assurance Dimensions, LLC (“Assurance Dimensions”) resigned from its role as the independent registered public accounting firm for the Company. During the fiscal years ended December 31, 2024 and December 31, 2023 and the subsequent interim period through April 28, 2025, (i) there were no disagreements within the meaning of Item 304(a)(1)(iv) of Regulation S-K, between the Company and Assurance Dimensions on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, any of which that, if not resolved to Assurance Dimensions’ satisfaction, would have caused Assurance Dimensions to make reference to the subject matter of any such disagreement in connection with its reports for such years and interim period, and (ii) there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K.

Following Assurance Dimensions’ sale of its publicly traded companies business to Stephano Slack LLC (“Stephano Slack”), on April 28, 2025, the Company engaged Stephano Slack as its successor audit firm to review the Company’s quarterly reports on Form 10-Q for the quarterly periods ending March 31, 2025 and June 30, 2025 (the “Interim Periods”). In connection with the change in audit firms, the Company initiated a request for proposal (“RFP”) process to evaluate various registered public accounting firms for its ongoing audit needs.

Following the completion of the RFP process, the Company dismissed Stephano Slack as its independent registered public accounting firm effective as of September 17, 2025. During the Interim Periods and through September 17, 2025, (i) there were no disagreements within the meaning of Item 304(a)(1)(iv) of Regulation S-K, between the Company and Stephano Slack on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, any of which that, if not resolved to Stephano Slack’s satisfaction, would have caused Stephano Slack to make reference to the subject matter of any such disagreement in connection with its reviews, and (ii) there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K.

On September 22, 2025, the Company engaged CBIZ CPAs P.C. (“CBIZ”) as its new independent registered public accounting firm.

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (the “Certifying Officer”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were ineffective as of the end of the fiscal year ended December 31, 2025.

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

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Based on this evaluation, and because of the material weaknesses in internal control over financial reporting described below, management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2025.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 using the criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025 due to the material weaknesses described below.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During management’s evaluation of internal control over financial reporting, management identified material weaknesses related to information technology general controls over certain applications that support the Company’s financial reporting processes.

Management identified material weaknesses related to information technology general controls over certain applications that support the Company’s financial reporting processes. Specifically, management identified deficiencies associated with (a) effective user access controls to appropriately segregate duties and adequately restrict user and privileged access, (b) effective controls to monitor, document and approve application changes, and (c) effective controls related to monitoring of critical jobs. As a result of these deficiencies and certain account reconciliation and review controls that were not effectively designed in fully mitigating the related risks, automated process- level and manual controls within the financial reporting cycles that rely on information generated from such financially relevant systems were not considered effective.

Accordingly, management determined that these deficiencies constituted material weaknesses in internal control over financial reporting as of December 31, 2025.

The material weaknesses identified above did not result in any material misstatements in our financial statements or disclosures, and there were no changes to previously released financial results. Our management concluded that the consolidated financial statements included in this Annual Report on Form 10-K, present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP.

Remediation Plan

Management has begun implementing measures designed to remediate the material weaknesses described above. These remediation efforts include:

●	Formalizing information technology governance procedures related to user access administration, periodic access reviews, and application change management for systems supporting financial reporting;

●	Enhancing documentation, approval, testing, and tracking procedures for application changes;

●	Reviewing user roles and access permissions within relevant applications and implementing additional role-based access governance procedures, as appropriate;

●	Enhancing the documentation, retention, and review of system change logs and other relevant system activity logs; and

●	Strengthening documentation of existing monitoring controls related to system interfaces, application functionality, and data validation processes.

Management will continue to evaluate the design and operating effectiveness of these remediation efforts. The material weaknesses will not be considered remediated until the applicable controls have been fully implemented, tested, and determined to be operating effectively for a sufficient period of time.

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

ITEM 9B. Other Information

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

The information required by Part III is incorporated by reference to the Company’s proxy statement to be filed for the 2026 Annual Meeting.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

EXHIBIT NUMBER

3.1	Articles of Incorporation (incorporated by reference to exhibit 3.1 of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005)

3.2	Amended Bylaws of the Company (incorporated by reference to exhibit 3.2 of the Company’s annual report Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 16, 2011)

3.3	Amended Bylaws of the Company (incorporated by reference to exhibit 3.1 of the Company’s current report Form 8-K filed with the Securities and Exchange Commission on January 31, 2012)

3.4	Amended Bylaws of the Company (incorporated by reference to exhibit 3.2 of the Company’s current report Form 8-K filed with the Securities and Exchange Commission on January 23, 2018)

3.5	Amended Bylaws of the Company (incorporated by reference to exhibit 3.1 of the Company’s current report Form 8-K filed with the Securities and Exchange Commission on September 14, 2021)

3.6	Amended Bylaws of the Company (incorporated by reference to exhibit 3.1 of the Company’s current report Form 8-K filed with the Securities and Exchange Commission on March 13, 2023)

3.7	Amended Bylaws of the Company (incorporated by reference to exhibit 3.1 of the Company’s current report Form 8-K filed with the Securities and Exchange Commission on May 23, 2023)

4.1	Description of Securities (incorporated by reference to exhibit 4.1 of the Company’s annual report Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 20, 2025)

10.1	Loan Sale Agreement dated as of January 10, 2018 between Food Funding, LLC, a subsidiary of the registrant and UPS Capital Business Credit (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 30, 2018)

10.2	Fifth Amendment to Restated Loan Agreement dated February 28, 2018 between Fifth Third Bank and the registrant and its subsidiaries (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2018).

10.3	Promissory Note of the registrant and its subsidiaries in favor of Fifth Third Bank dated as of February 28, 2018 (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2018).

10.4	Draw Promissory Note of the registrant and its subsidiaries in favor of Fifth Third Bank dated as of March 13, 2018 (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2018).

10.5	Master Loan and Security Agreement dated March 13, 2018 between Fifth Third Bank and the registrant and its subsidiaries (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2018).

10.6	Form of Director Agreement dated as of January 28, 2019 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 1, 2019)

10.7	Eighth Amendment to Restated Loan Agreement dated as of November 9, 2019 between Fifth Third Bank, National Association, and the Registrant and certain of its subsidiaries (incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2019).

10.8	Promissory Note effective November 9, 2019 between Fifth Third Bank, National Association, and Innovative Food Properties, LLC, a wholly-owned subsidiary of the Registrant (incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2019).

10.9	Mortgage, Assignment of Leases, Fixture Filing and Security Agreement date as of November 9, 2019 between Fifth Third Bank, National Association, and Innovative Food Properties, LLC, a wholly-owned subsidiary of the Registrant (incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2019).

10.10	Agreement for Purchase and Sale of Real Estate dated as of August 9, 2019 (incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019).

10.11*	Securities Purchase Agreement dated August 26, 2021 between the Company and each of JCP Investment Partnership LP, Bandera Master Fund L.P. and SV Asset Management LLC (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 31, 2021).

10.12	Loan Agreement dated as of June 6, 2022 between the Registrant, Innovative Food Properties, LLC and MapleMark Bank (FL, IL) (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 14, 2022).

10.13	Loan Agreement dated as of June 6, 2022 between the Registrant, Innovative Food Properties, LLC and MapleMark Bank (PA) (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 14, 2022).

10.14	Loan Agreement dated as of June 6, 2022 between the Registrant and MapleMark Bank (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 14, 2022).

10.15	Board Observer Agreement dated as of November 28, 2022 between the Registrant and Denver J. Smith (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 29, 2022).

10.16	Employment Agreement with Robert William Bennett dated as of February 3, 2023 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2023)

10.17	First Amendment to the Employment Agreement with Robert William Bennett dated as of November 3, 2023 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 9, 2023)

10.18	Employment Agreement with Brady Smallwood dated as of April 14, 2023 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 17, 2023)

10.19	Form of Non-Plan Stock-Appreciation Right Award Grant Notice and Award Agreement with Brady Smallwood dated as of July 7, 2023 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 12, 2023)

10.20	Employment Agreement with Gary Schubert dated as of December 29, 2023 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 3, 2024)

10.21	Amended and Restated Asset Purchase Agreement, dated August 30, 2024, between Innovative Gourmet LLC, iGourmet LLC and Innovative Gourmet Group, Inc. (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 4, 2024)

10.22	Transition Services Agreement, dated August 30, 2024, between Innovative Gourmet LLC, iGourmet LLC and Innovative Gourmet Group, Inc. (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 4, 2024)

10.23	Asset Purchase Agreement, dated October 14, 2024, by and among Innovative Food Holdings, Inc., Golden Organics, Inc. and David Rickard (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 18, 2024)

10.24	Form of Seller Financing Note (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 18, 2024)

10.25	Purchase Agreement by and between the Company and Gulf Coast Aluminum, dated December 12, 2023 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 16, 2024)

10.26	Asset Purchase Agreement by and between M Innovations LLC and M Specialty Foods Inc., dated October 31, 2024 (incorporated by reference to exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 20, 2025)

10.27	Innovative Food Holdings, Inc. 2025 Equity Incentive Plan (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 3, 2025)

10.28	Agreement of Purchase and Sale, dated July 28, 2025, by and between Innovative Food Properties LLC and Mountaintop Holdings, LLC. (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 1, 2025)

10.29	First Amendment to Agreement of Purchase and Sale, dated September 11, 2025, by and between Innovative Food Properties LLC and Mountaintop Holdings, LLC (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 16, 2025)

10.30	Second Amendment to Agreement of Purchase and Sale, dated September 29, 2025, by and between Innovative Food Properties LLC and Mountaintop Holdings, LLC (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 3, 2025)

10.31	Executive Employment Agreement, dated October 3, 2025, by and between the Company and Gary Schubert (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 9, 2025)

10.32	Separation Agreement and General Release, dated October 4, 2025, by and between the Company and Bill Bennett (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 9, 2025)

10.33	Third Amendment to Agreement of Purchase and Sale, dated September 29, 2025, by and between Innovative Food Properties LLC and Mountaintop Holdings, LLC (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 14, 2025)

14.1	Code of Ethical Conduct (incorporated by reference to exhibit 14.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on July 12, 2023)

16.1	Letter from Assurance Dimensions, LLC addressed to the Audit Committee of the Company dated April 28, 2025 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 01, 2025)

16.2	Letter from Stephano Slack LLC, dated September 22, 2025 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 23, 2025)

19.1	Insider Trading Policy (incorporated by reference to exhibit 19.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 20, 2025)

21	Subsidiaries of the Company (incorporated by reference to exhibit 21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 20, 2025)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Accounting Officer

32.1	Rule 1350 Certification of Chief Executive Officer

97.1	Compensation Recovery Policy (incorporated by reference to exhibit 97.1 of the Company’s annual report Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 20, 2025)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Securities Act. The Company agrees to furnish supplementally any omitted schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE FOOD HOLDINGS, INC.

By:	/s/ Gary Schubert
Gary Schubert
Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)

Dated: March 31, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gary Schubert	Chief Executive Officer	March 31, 2026
Gary Schubert	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ James C. Pappas	Chairman	March 31, 2026
James C. Pappas

/s/ Brady Smallwood	Director	March 31, 2026
Brady Smallwood

/s/ Mark Schmulen	Director	March 31, 2026
Mark Schmulen

/s/ Denver J. Smith	Director	March 31, 2026
Denver J. Smith