Form 10-Q
period 2026-03-31
INNOVATIVE FOOD HOLDINGS INC
filed 2026-05-20
CIK 312257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 15, 2026, there were 54,649,479 shares of common stock, par value 0.0001 per share, issued and outstanding.

INNOVATIVE FOOD HOLDINGS, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Innovative Food Holdings, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2026	2025

ASSETS
Current assets
Cash and cash equivalents	$1,231,164	$927,468
Cash, restricted	-	507,517
Accounts receivable, net	5,303,526	5,300,190
Inventory, net	3,128,986	3,473,604
Other current assets	95,500	144,143
Assets held-for-sale - discontinued operations	-	6,144,793
Current assets - discontinued operations	17,281	281,699
Total current assets	9,776,457	16,779,414

Property and equipment, net	1,265,742	1,273,310
Right of use assets - operating leases, net	443,493	512,389
Right of use assets - finance leases, net	51,711	205,340
Amortizable intangible assets, net	316,480	338,059
Indefinite-lived intangible assets	217,000	217,000
Other noncurrent assets	40,000	40,000
Noncurrent assets - discontinued operations	-	215,509
Total assets	$12,110,883	$19,581,021

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,824,850	$3,035,799
Accrued separation costs - related parties, current portion	19,759	109,236
Stock appreciation rights liability	733	16,143
Notes payable, current portion	67,022	66,026
Lease liability - operating leases, current	294,679	285,534
Lease liability - finance leases, current	23,427	48,866
Current liabilities - discontinued operations	20,771	8,877,624
Total current liabilities	3,251,241	12,439,228

Note payable non-current, net of discount	199,633	216,947
Accrued separation costs - related parties, non-current	400,000	400,000
Lease liability - operating leases, non-current	158,659	234,963
Lease liability - finance leases, non-current	-	52,683
Total liabilities	4,009,533	13,343,821

Commitments & Contingencies (see note 20)	-	-

Stockholders' equity
Common stock: $0.0001 par value; 500,000,000 shares authorized; 57,493,776 shares issued, and 54,649,479 shares outstanding at March 31, 2026 and December 31, 2025, respectively	5,746	5,746
Additional paid-in capital	45,671,776	45,647,902
Treasury stock: 2,644,297 shares outstanding at March 31, 2026 and December 31, 2025	(1,141,372)	(1,141,372)
Accumulated deficit	(36,434,800)	(38,275,076)
Total stockholders' equity	8,101,350	6,237,200

Total liabilities and stockholders' equity	$12,110,883	$19,581,021

See condensed notes to these unaudited consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2026	2025
Revenue	$12,176,573	$15,026,015
Cost of goods sold	9,053,952	11,105,751
Gross margin	3,122,621	3,920,264

Selling, general and administrative expenses	2,771,928	3,659,808
Total operating expenses	2,771,928	3,659,808

Operating income	350,693	260,456

Other (expense) income:
Interest expense, net	(7,302)	(6,637)
Total expense	(7,302)	(6,637)

Net income before taxes	343,391	253,819

Income tax expense	-	-

Net income from continuing operations	$343,391	$253,819

Net income (loss) from discontinued operations	$1,496,885	$(684,255)

Consolidated net income (loss)	$1,840,276	$(430,436)

Net income per share from continuing operations - basic	$0.006	$0.005

Net income per share from continuing operations - diluted	$0.006	$0.005

Net income (loss) per share from discontinued operations - basic	$0.027	$(0.013)

Net income (loss) per share from discontinued operations - diluted	$0.027	$(0.013)

Weighted average shares outstanding - basic	54,649,479	53,962,273

Weighted average shares outstanding - diluted	54,649,479	53,962,273

See condensed notes to these unaudited consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2026 and 2025

(unaudited)

	Common Stock		Common Stock to be issued		Additional Paid-in	Treasury Stock		Accumulated
	Amount	Value	Amount	Value	Capital	Amount	Value	Deficit	Total
Balance - January 1, 2025	56,009,032	5,598	738,032	74	45,520,121	2,644,297	(1,141,372)	(36,209,764)	8,174,657
Fair value of shares under compensation plan	-	-	-	-	101,201	-	-	-	101,201
Shares earned under compensation plans	-	-	798,891	79	(79)	-	-	-	-
Shares issued under compensation plans	738,032	74	(738,032)	(74)	-	-	-	-	-
Shares issued in cashless conversion of options	84,026	8	-	-	(8)	-	-	-	-
Net income for the three months ended March 31, 2025	-	-	-	-	-	-	-	(430,436)	(430,436)
Balance - March 31, 2025	56,831,090	$5,680	798,891	$79	$45,621,235	2,644,297	$(1,141,372)	$(36,640,200)	$7,845,422

Balance - January 1, 2026	57,493,776	5,746	-	-	45,647,902	2,644,297	(1,141,372)	(38,275,076)	6,237,200
Fair value of shares under compensation plan	-	-	-	-	23,874	-	-	-	23,874
Net income for the three months ended March 31, 2026	-	-	-	-	-	-	-	1,840,276	1,840,276
Balance - March 31, 2026	57,493,776	$5,746	-	$-	$45,671,776	2,644,297	$(1,141,372)	$(36,434,800)	$8,101,350

See condensed notes to these unaudited consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Cash flows used in operating activities:
Net income (loss)	$1,840,276	$(430,436)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of assets	(2,685,277)	-
Loss on early extinguishment of debt	608,539	-
Depreciation and amortization	60,330	109,621
Amortization of right of use asset	68,896	61,469
Amortization of discount on notes payable	-	1,284
Stock based compensation	23,874	101,201
Change in value of stock appreciation rights	(15,410)	60,595
Provision for credit losses	8,199	27,555

Changes in assets and liabilities:
Accounts receivable, net	184,649	1,517,007
Inventory, net	344,618	(505,814)
Other current assets	48,643	(111,392)
Accounts payable and accrued liabilities	(564,461)	(1,664,232)
Accrued separation costs - related parties	(89,477)	(83,333)
Deferred revenue	-	(2,092)
Operating lease liability	(67,159)	(58,840)
Net cash used in operating activities	(233,760)	(977,407)

Cash flows from investing activities:
Cash received from sale of land and building, net of costs	8,782,365	-
Cash paid for purchase of property and equipment	(31,183)	(163,366)
Cash received from disposition of asset	10,000	-
Net cash provided by (used in) investing activities	8,761,182	(163,366)

Cash flows from financing activities:
Payments on debt	(8,793,288)	(45,604)
Payments on financing leases	(6,189)	(88,544)
Borrowings from line of credit	-	500,000
Payments on line of credit	-	(500,000)
Net cash used in financing activities	(8,799,477)	(134,148)

Decrease in cash and cash equivalents, and restricted cash	(272,055)	(1,274,921)

Cash and cash equivalents, and restricted cash at beginning of period	1,520,012	2,380,195

Cash and cash equivalents, and restricted cash at end of period - continuing operations	$1,231,164	$1,081,538
Cash and cash equivalents, and restricted cash at end of period - discontinued operations	$16,793	$23,736
Cash and cash equivalents, and restricted cash at end of period	$1,247,957	$1,105,274

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$213,358	$204,813
Taxes	$-	$-

Non-cash investing and financing activities:
None.

See condensed notes to these unaudited consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

1. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include those of Innovative Food Holdings, Inc. and all of its wholly-owned subsidiaries (collectively, the “Company”) and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) pursuant to Regulation S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes as contained in its Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, the interim unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations to be expected for the full year.

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

Discontinued Operations

The Company relied on the guidance of Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations, in presenting the results of its discontinued operations. During the third quarter of fiscal 2025, the Company committed to a strategic exit of its retail specialty cheese business, which served as the primary component of its national distribution platform. Accordingly, results for this business for all prior periods presented have been retrospectively reclassified to discontinued operations in accordance with ASC 205-20. In connection with this decision, the Company also elected to discontinue its related logistics operations and specialty cheese cutting activities, including igourmet, along with the Company’s logistics subsidiaries (Logistics Innovations LLC (“LII”) and Innovative Food Properties LLC (“IFP”)). During the year ended December 31, 2025, the accounts of the following entities are included in net loss from discontinued operations and in the discontinued operations sections of the Company’s balance sheet: IFP, LII, and the activity of igourmet directly related to its cheese business. See Note 3.

Reclassifications

Certain amounts presented in the financial statements of the prior period have been reclassified to conform with the current period presentation of discontinued operations. See Note 3. In addition, restricted cash has been included with unrestricted cash in the cash totals in the statement of cash flows.

Use of Estimates

The preparation of these unaudited consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounts subject to estimate and judgements are allowance for credit losses, allowance for slow moving and obsolete inventory, income taxes, contingent liabilities, operating and finance right of use assets and liabilities, and equity-based instruments. Actual results may differ from these estimates under different assumptions or conditions. The Company believes its estimates have not been materially inaccurate in past years, and its assumptions are not likely to change in the foreseeable future.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade accounts receivable. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. As of March 31, 2026 and December 31, 2025, trade receivables from the Company’s largest customer accounted for approximately 23% and 18%, respectively, of total trade receivables.

The Company maintains cash balances in excess of Federal Deposit Insurance Corporation limits. At March 31, 2026 and December 31, 2025, the total cash in excess of these limits was $0 and $261,808, respectively.

Accounts Receivable

The Company provides an allowance for credit losses equal to the estimated uncollectible amounts pursuant to the guidance of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326) as codified in ASC 326, Financial Instruments – Credit Losses. Under ASC 326, the Company utilizes a current and expected credit loss (CECL) impairment model. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for credit losses will change. Accounts receivable are presented net of an allowance for credit losses of $247,272 and $218,319 at March 31, 2026 and December 31, 2025, respectively.

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

Revenue Recognition

The Company recognizes revenue upon product delivery. All of the Company’s products are shipped either same day or overnight or through longer shipping terms to the customer and the customer takes title to product and assumes risk and ownership of the product when it is delivered. Shipping charges to customers are included in revenues.

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

Warehouse and logistics services revenue is primarily comprised of inventory management, order fulfilment and warehousing services. Warehouse and logistics services revenues are recognized at the point in time when the services are rendered to the customer. Warehouse rental services are recognized over the period the service is provided.

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
	(unaudited)	(unaudited)
Digital Channels	$6,636,757	$7,789,527
National Distribution	2,478,888	2,802,870
Local Distribution	3,060,928	4,433,618
Total	$12,176,573	$15,026,015

Cost of Goods Sold

The Company has included in cost of goods sold all costs which are directly related to the generation of revenue. These costs include primarily the cost of food and raw materials, packing and handling, shipping, and delivery costs. The Company has also included all payroll costs as cost of goods sold in its warehouse and logistics services business.

Basic and Diluted Earnings Per Share (“EPS”)

Basic net EPS is based on the weighted average number of shares outstanding during the period, while fully-diluted net EPS is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options and restricted stock awards (“RSAs”).

Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation.

	Three Months Ended March 31,
	2026	2025
Numerator:
Income from continuing operations	$343,391	$253,819
Denominator:
Weighted average shares outstanding – basic	54,649,479	53,962,273
Dilutive effect of stock issuable under compensation plan	-	-
Weighted average shares outstanding - diluted	54,649,479	53,962,273

Income per share from continuing operations - diluted	$0.006	$0.005

Dilutive Shares at March 31, 2026:

Stock Options

None.

Restricted Stock Awards

At March 31, 2026, there were 300,000 unvested RSAs remaining from grants in a prior year. Those 300,000 RSAs will vest as follows: 125,000 RSAs will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 RSAs will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days. At March 31, 2026, none of these RSAs vested as conditions were not satisfied. Accordingly, there was no charge for these RSAs during the three months ended March 31, 2026, and 2025.

The Company also has in place Executive Stock Plans for its executive team. See Note 16.

When shares are granted under the Company’s Executive Stock Plans, the Company withholds the number of shares required to satisfy income tax withholding requirements on the award, calculated at the market value of the Company’s stock on the date the award is granted.

Stock-based Compensation

During the three months ended March 31, 2026, the Company charged the amount of $23,874 to operations in connection with Executive Stock Plans. See Note 16 for additional information.

At March 31, 2026, there were no shares of common stock which have vested and are issuable pursuant to Executive Stock Plans.

Computation of basic and diluted EPS:

There are no potentially issuable shares not included in basic earnings per share, and no difference between EPS and fully-diluted EPS for the three months ended March 31, 2026.

Dilutive Shares at March 31, 2025:

Stock Options

None.

Restricted Stock Awards

At March 31, 2025, there were 300,000 unvested RSAs remaining from grants in a prior year. Those 300,000 RSAs will vest as follows: 125,000 RSAs will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 RSAs will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days. The fair value of these RSAs at the date of the grants will be charged to operations upon vesting. At March 31, 2025, none of these RSA’s were vested. There was no charge to operations for these RSAs during the three months ended March 31, 2025.

Stock-based Compensation

At March 31, 2025, there were a total of 1,142,989 shares of common stock potentially issuable to the Company’s executive officers pursuant to compensation plans and contingent upon the achievement of certain performance goals (see Note 16). Of these, 798,891 shares have vested and are included in fully-diluted shares outstanding during the three months ended March 31, 2025; 344,098 have not vested, and are excluded from the calculation of fully-diluted shares outstanding during the three months ended March 31, 2025. During the three months ended March 31, 2025, the amount of $101,201 was charged to stock-based compensation. See Note 16.

Computation of basic and diluted EPS:

The Company recorded a net loss for the three months ended March 31, 2025, and all of potentially issuable shares are anti-dilutive. There is no difference between EPS and fully-diluted EPS for the three months ended March 31, 2025.

Recently Adopted Accounting Pronouncements

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as expensing of U.S. research expenditures and eligible capital expenditures, the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The impacts of the OBBBA are reflected in the Company’s results for the three months ended March 31, 2026, and there was no impact to its income tax expense or effective income tax rate.

In July 2025, the FASB issued 2025-05, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows companies to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. The Company adopted ASU 2025-05 effective January 1, 2026, on a prospective basis. The adoption of this accounting standard did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

New Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses (DISE)” which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating standard and its potential effect on its consolidated financial statements and segment disclosures.

2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As previously reported in the Annual Report on Form 10-K for the year ended December 31, 2025, the Company revised amounts reported in previously issued financial statements for the periods presented in this Quarterly Report on Form 10-Q related to immaterial errors. The errors relate to certain costs directly related to the revenue generation and cost of goods sold. The costs were not properly categorized in prior periods, which led to an overstatement of revenue and a corresponding overstatement of cost of goods sold. There was no effect to consolidated net income (loss) in any of the revised periods.

The Company evaluated the aggregate effects of the errors to its previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, determined that the errors were not material to the previously issued financial statements and disclosures included in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

The following tables present the effects of the aforementioned revisions on the Company’s consolidated statements of operations for the quarterly period ended March 31, 2025.

	Three Months Ended
	March 31, 2025 (Unaudited)
	As Reported	Adjustments	As Revised
Revenue	$19,548,566	$(579,818)	$18,968,748
Cost of goods sold	$15,062,759	$(579,818)	$14,482,941

3. DISCONTINUED OPERATIONS

During the third quarter of fiscal 2025, the Company committed to a strategic exit of its retail specialty cheese business, which served as the primary component of its national distribution platform. In connection with this decision, the Company also elected to discontinue its related logistics operations and specialty cheese cutting activities. As part of this exit, the Company has sold the associated Pennsylvania production and distribution facility.

Accordingly, the operating results and related assets and liabilities of the retail specialty cheese business, including igourmet, along with the Company’s logistics subsidiaries (LII and IFP) and specialty cheese cutting operations, have been reclassified to discontinued operations for all periods presented.

The following information presents the major classes of line item of assets and liabilities included as part of discontinued operations in the consolidated balance sheets:

	March 31,	December 31,
	2026	2025
	(unaudited)
Current assets - discontinued operations:
Cash	$16,793	$85,027
Accounts receivable	488	196,672
Assets held for sale	-	6,144,793
Total current assets - discontinued operations	$17,281	$6,426,492

	March 31,	December 31,
	2026	2025
	(unaudited)
Noncurrent assets - discontinued operations:
ROU assets – financing leases, net	$-	$215,509
Property and equipment, net	-	-
Total noncurrent assets - discontinued operations	$-	$215,509

	March 31,	December 31,
	2026	2025
	(unaudited)
Current liabilities - discontinued operations:
Accounts payable and accrued liabilities	$20,771	$40,884
Deferred revenue	-	342,000
Accrued interest	-	64,084
Notes payable, net	-	8,430,656
Total current liabilities - discontinued operations	$20,771	$8,877,624

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations:

	Three Months Ended
	March 31,	March 31,
	2026	2025
	(unaudited)	(unaudited)
Revenue	$-	$3,942,733
Cost of goods sold	-	3,377,190
Gross margin	-	565,543

Selling, general, and administrative expenses	(454,439)	(1,049,169)

Gain on sale of assets	2,685,277	-
Loss on early extinguishment of debt	(608,539)	-
Other expense	(125,414)	(200,629)
Income (loss) from discontinued operations, net of tax	$1,496,885	$(684,255)

The following information presents the significant items related to discontinued operations in the statement of cash flows:

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Operating activities:
Adjustment to reconcile net loss to cash
Net cash provided by (used in) operating activities
Gain on sale of assets	$(2,685,277)	$-
Loss on early extinguishment of debt	608,539	-
Depreciation and amortization	-	36,553
Changes in assets and liabilities:
Accounts receivable, net	196,184	3,112,423
Inventory	-	2,782,000
Accounts payable and accrued liabilities	20,113	2,184,409
Deferred revenue	342,000	1,899

Investing activities:
Cash paid for purchase of property and equipment	-	(87,181)
Proceeds from sale of fixed assets	10,000	-
Cash received from sale of land and building, net of costs	8,782,365	-

Financing activities:
Payments on debt	(8,740,846)	(28,658)
Payments on financing leases	-	(54,024)

4. SALE OF ASSETS

On March 6, 2026, the Company closed the sale of its warehouse and office facility in Mountaintop, Pennsylvania. A gain in the amount of $2,764,063 was recorded on this transaction. The following table presents components of the sale and gain:

Sales price of land and building	$9,225,000
Assets held-for-sale	(6,144,793)
ROU assets, financing	(215,509)
Deferred revenue	342,000
Legal, title, and other expenses	(442,635)
Gain on sale	$2,764,063

In connection with this transaction, the Company’s term loan with Maple Mark Bank was paid off and a loss on the early extinguishment of debt of $608,539 was recorded.

5. ACCOUNTS RECEIVABLE

At March 31, 2026 and December 31, 2025, accounts receivable consisted of:

	March 31, 2026	December 31, 2025
	(unaudited)
Accounts receivable from customers	$5,550,798	$5,518,509
Allowance for credit losses	(247,272)	(218,319)
Accounts receivable, net	$5,303,526	$5,300,190

During the three months ended March 31, 2026 and 2025, the Company charged the amount of $8,199 and $9,381 to provision for credit losses, respectively.

6. INVENTORY

Inventory consists primarily of specialty food products. At March 31, 2026 and December 31, 2025, inventory consisted of the following:

	March 31, 2026	December 31, 2025
	(unaudited)
Finished goods inventory	$3,128,986	$3,473,604

7. PROPERTY AND EQUIPMENT

A summary of property and equipment at March 31, 2026 and December 31, 2025 is as follows:

	March 31, 2026	December 31, 2025
	(unaudited)
Land	$208,140	$208,140
Building	951,101	951,101
Computer and Office Equipment	266,329	262,769
Warehouse Equipment	451,705	451,432
Furniture and Fixtures	696,915	694,715
Vehicles	311,659	286,509
Total before accumulated depreciation	2,885,849	2,854,666
Less: accumulated depreciation	(1,620,107)	(1,581,356)
Total	$1,265,742	$1,273,310

Depreciation expense for property and equipment amounted to $38,751 and $50,171 for the three months ended March 31, 2026 and 2025, respectively. Depreciation expense for property and equipment is recorded in selling, general & administrative expenses on the Company’s statement of operations. During the three months ended March 31, 2026 and 2025, the Company acquired property and equipment in the amount of $31,183 and $163,366, respectively.

8. PROPERTY AND EQUIPMENT CLASSIFIED AS HELD FOR SALE

Assets held for sale include the net book value of property and equipment the Company plans to sell within the next year. Long lived assets that meet the criteria are held for sale and reported at the lower of their carrying value or fair value less estimated cost to sell.

As of December 31, 2025, the Company classified the land and building located at 220 Oak Hill Road, Mountain Top, Pennsylvania, as held for sale. During the year ended December 31, 2025, the Company classified certain leasehold improvements at the Mountain Top property as held for sale. This property was sold during the three months ended March 31, 2026. See Note 4 for additional information.

The net book value of these assets consisted of the following at December 31, 2025:

December 31,
2025
Equipment	$202,860
Land	871,372
Building	5,070,561
Total	$6,144,793

9. RIGHT OF USE ASSETS AND LEASE LIABILITIES – OPERATING LEASES

The Company has operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 3 years, some of which include options to extend.

The Company’s lease expense for the three months ended March 31, 2026 and 2025 was entirely comprised of operating leases and amounted to $75,877 and $70,866, respectively.

The Company’s ROU asset amortization for the three months ended March 31, 2026 and 2025 was $68,896 and $61,469, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

The weighted-average discount rate for operating leases was 7.00% at March 31, 2026 and December 31, 2025. The weighted-average remaining lease term of operating leases was 1.68 and 2.16 years at March 31, 2026 and December 31, 2025, respectively.

Right of use assets – operating leases are summarized below:

	March 31, 2026	December 31, 2025
	(unaudited)
Building	$349,168	$411,060
Vehicles	94,325	101,329
Right of use assets, net	$443,493	$512,389

Operating lease liabilities are summarized below:

	March 31, 2026	December 31, 2025
	(unaudited)
Building	$359,013	$419,168
Vehicles	94,325	101,329
Warehouse equipment	-	-
Office equipment	-	-
Lease liability	$453,338	$520,497
Less: current portion	(294,679)	(285,534)
Lease liability, non-current	$158,659	$234,963

Maturity analysis under these lease agreements are as follows for the year ended December 31:

2026	$237,186
2027	201,164
2028	34,950
2029	8,737
2030	-
Total	$482,037
Less: Present value discount	(28,699)
Lease liability	$453,338

10. RIGHT OF USE ASSETS – FINANCING LEASES

The Company has financing leases for vehicles and warehouse equipment. Right of use asset – financing leases are summarized below:

	March 31, 2026	December 31, 2025
	(unaudited)
Vehicles	$214,405	$404,858
Warehouse equipment	-	200,097
Total before accumulated depreciation	214,405	604,955
Less: accumulated depreciation	(162,694)	(399,615)
Total	$51,711	$205,340

Depreciation expense related to right of use assets for the three months ended March 31, 2026 and 2025 was $5,954 and $24,915, respectively.

The weighted-average interest rate for financing leases was 5.4% and 5.77% at March 31, 2026 and December 31, 2025, respectively. The weighted-average remaining lease term of financing leases was .92 and 2.80 years at March 31, 2026 and December 31, 2025, respectively.

Financing lease liabilities are summarized below:

	March 31, 2026	December 31, 2025
	(unaudited)
Financing lease obligation under a lease agreement for a truck dated March 31, 2020 in the original amount of $152,548 payable in eighty-four monthly installments of $2,188 including interest at the rate of 5.44%. During the three months ended March 31, 2026, the Company made principal and interest payments on this lease obligation in the amounts of $6,189 and $375, respectively. During the three months ended March 31, 2025, the Company made principal and interest payments on this lease obligation in the amount of $5,862 and $702, respectively.	$23,427	$29,616

Financing lease obligation under a lease agreement for a truck dated August 23, 2019 in the original amount of $80,413 payable in eighty-four monthly installments of $1,148 including interest at the rate of 5.0%. During the three months ended March 31, 2026, the Company concluded the obligation was fully paid off. Accordingly, there were no principal or interest payments made and the balance is zero as of March 31, 2026. During the three months ended March 31, 2025, the Company made principal and interest payments on this lease obligation in the amounts of $3,196 and $248, respectively.	$-	$7,904

Financing lease obligation under a lease agreement for warehouse equipment dated September 12, 2024 in the original amount of $180,740 payable in sixty monthly payments in the minimum amount of $2,846 including interest at the rate of 6.01%. The amount of the monthly payments is based upon the amount of supplies and materials the Company purchases from the lessor each month. During the three months ended March 31, 2026, the Company made principal and interest payments on this lease obligation in the amount of $0 and capitalized interest in the amount of $813. During the three months ended March 31, 2025, the Company made principal and interest payments on this lease obligation in the amounts of $50,828 and $2,154, respectively. On March 18, 2026, this lease was assumed by a third party for a payment to the Company in the amount of $10,000. A loss of $79,599 was recorded on this transaction.	$-	64,029

Total	$23,427	$101,549

Current portion	$23,427	$48,866
Long-term maturities	-	52,683
Total	$23,427	$101,549

There was no accrued interest on financing leases at March 31, 2026 and December 31, 2025.

Aggregate maturities of lease liabilities – financing leases:

For the period ended December 31,
2026	$23,427
2027	-
2028	-
2029	-
2030	-
Total	$23,427

11. INTANGIBLE ASSETS

The Company acquired certain indefinite intangible assets pursuant to the acquisitions of Artisan Specialty Foods, Inc. (“Artisan”) and Golden Organics, Inc. (“Golden Organics”). These assets include trade names and customer lists.

Other Amortizable Intangible Assets

The following table represents the balances of other amortizable intangible assets as of March 31, 2026 and December 31, 2025:

	March 31, 2026 (unaudited)
		Accumulated
	Cost	Amortization	Net
Total Customer lists	$431,565	$115,085	$316,480

	December 31, 2025
		Accumulated
	Gross	Amortization	Net
Total Customer lists	$431,565	$93,506	$338,059

Total amortization expense for the three months ended March 31, 2026 and 2025 was $21,579 and $21,578, respectively.

Remaining amortization expense for intangible assets as of March 31, 2026 is as follows:

For the twelve months ended March 31,
2027	$86,313
2028	86,313
2029	86,313
2030	57,541
Total	$316,480

Indefinite-lived Intangible Assets

Indefinite-lived intangible assets consist of $217,000 of indefinite intangible assets held by Artisan.

12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025
	(unaudited)
Trade payables and accrued liabilities	$2,673,111	$2,956,240
Accrued payroll and commissions	151,739	79,559
Total	$2,824,850	$3,035,799

13. ACCRUED SEPARATION COSTS – RELATED PARTIES

On February 3, 2023, the Company entered into a Severance Note, an Agreement and General Release, and a Side Letter thereto (the “SK Agreements”) with Sam Klepfish, its prior Chief Executive Officer (“CEO”) and a previous board member. The SK Agreements provide, among other things, for Mr. Kelpfish’s resignation from all positions with the Company and its subsidiaries on February 28, 2023, except that Mr. Klepfish will remain a director and member of the board of the Company, confidentiality and non-disparagement conditions, nomination of Mr. Klepfish for future election to the board of directors at least through the 2024 general meeting of shareholders based on certain minimum stock ownership and board observer rights when Mr. Klepfish is no longer a director but maintains certain minimum agreed upon stock ownership. The payment terms are $250,000 upon effectiveness and an additional $1,000,000 payable in weekly payments of $6,410.26 from March 8, 2023 through March 6, 2026. The $250,000 was paid into an escrow account, and was released to Mr. Klepfish on his separation date. The $1,000,000 portion is in the form of an unsecured, non-interest bearing-note payable to Mr. Klepfish. The SK Agreements also called for the delivery of 400,000 shares of the Company’s common stock valued at $168,000 based upon the closing price of the Company’s common stock on Mr. Klepfish’s separation date of February 28, 2023, which were delivered to Mr. Klepfish on April 26, 2023; in addition, for delivery on June 1, 2027 of additional shares of the Company’s common stock equal to the greater of (i) the number of shares with an aggregate fair market value of $400,000 on such date, or (ii) 266,666 shares. The Company also agreed to pay a total of $1,199 of the Consolidated Omnibus Reconciliation Act (“COBRA”) insurance costs on behalf of Mr. Klepfish over eighteen months. The total amount initially accrued in connection with the SK Agreements was $1,819,199. During the three months ended March 31, 2026 and 2025, the Company paid cash in the amount of $64,477 and $83,333, respectively, to Mr. Klepfish in connection with the SK Agreements.

On October 4, 2025, the Company entered into a separation agreement and general release (the “Bennett Separation Agreement”) with Bill Bennett, pursuant to which Mr. Bennett will resign from his position as the CEO of the Company, effective October 3, 2025. Pursuant to the Bennett Separation Agreement, the Company shall (i) pay Mr. Bennett a severance payments consisting of salary continuation through December 31, 2025, in the total gross amount of $115,501, payable in installments on the Company’s regular payroll dates; and (ii) reimbursement of Mr. Bennett’s group health insurance premiums for the period from November 1, 2025 through September 30, 2026 in the total gross amount of $31,515. During the three months ended March 31, 2026, the Company paid cash in the amount of $16,428 and COBRA payments in the amount of $8,572 under the Bennett Separation Agreement.

The following table represents the amounts accrued, paid, and outstanding on these agreements as of March 31, 2026:

	Total	Paid / Issued	Balance		Current		Non-current
Mr. Klepfish:
Cash – through March 6, 2026	$1,000,000	$(1,005,617)	$(5,617	)*	$(5,617	)*	$-
Cash - upon agreement execution	250,000	(250,000)	-		-		-
Stock - June 1, 2027	400,000	-	400,000		-		400,000
Stock - Issued in April 2023	168,000	(168,000)	-		-		-
COBRA - over eighteen months	1,199	-	1,199		1,199		-
Total – Mr. Klepfish	$1,819,199	$(1,423,617)	$395,582		$(4,418)		$400,000

Mr. Bennett:
Cash – installments through December 31, 2025	$142,485	$(126,598)	$15,887		$15,887		$-
Insurance – installments through September 30, 2026	31,515	(23,225)	8,290		8,290
Total – Mr. Bennett	$174,000	$(149,823)	$24,177		$24,177		$-

Total Company	$1,993,199	$(1,573,440)	$419,759		$19,759		$400,000

*	Amount represents an overpayment which is expected to be reimbursed.

14. STOCK APPRECIATION RIGHTS LIABILITY

Effective May 15, 2023, the Company issued 1,500,000 stock appreciation rights (the “Smallwood SARs”) to Brady Smallwood, its former Chief Operating Officer (“COO”). The Smallwood SARs were valued utilizing the Black-Scholes valuation model, and had an aggregate fair value of $9,794 upon issuance; this amount was charged to operations and credited to stock appreciation rights liability. The Smallwood SARs are revalued each quarter, and any gain or loss in the fair value is charged to non-cash compensation expense.

During the three months ended March 31, 2026 and 2025, Smallwood SARs decreased in fair value in the amount $15,410 and $60,595, respectively; these amounts were charged to non-cash compensation. At March 31, 2026 and December 31, 2025, the Smallwood SARs had a fair value of $733 and $16,143, respectively.

The change in valuation of the Smallwood SARs is summarized in the table below:

May 15, 2023 - fair value	$9,794
Loss on revaluation	245,226
December 31, 2023 -fair value	$255,020
Loss on revaluation	1,098,130
December 31, 2024 - fair value	$1,353,150
Gain on revaluation	(1,337,007)
December 31, 2025 - fair value	$16,143
Gain on revaluation	(15,410)
March 31, 2026 - fair value	$733

The Smallwood SARs were valued using the Black-Scholes valuation model utilizing the following variables:

	March 31,	December 31,
	2026	2025
Volatility	66.47%	77.84-205.63%
Dividends	0%	0%
Risk-free interest rates	3.68%	3.48-4.10%
Term (in years)	0.75	1.00-2.00

The price of the Company’s common stock on the date of the grant of the Smallwood SARs was $0.41. The exercise prices at the dates of the grants were $1.50 and $2.00.

15. NOTES PAYABLE

	March 31, 2026	December 31, 2025
	(unaudited)
A note payable in the amount of $350,000 issued in connection with the Golden Organics Acquisition (the “GO Note”). The GO Note is payable in 60 equal monthly instalments of $6,766 and bears interest at the rate of 6.0%. During the three months ended March 31, 2026, the Company made principal and interest payments on the GO Note in the amount of $16,138 and $4,161, respectively. During the three months ended March 31, 2025, the Company made principal and interest payments on the GO Note in the amount of $15,201 and $3,295, respectively.	$266,655	$282,973
Total	$266,655	$282,973

Current portion	$67,022	$66,026
Long-term maturities, net of discount	199,633	216,947
Total	$266,655	$282,973

Aggregate maturities of notes payable as of March 31, 2026 are as follows:

For the period ended December 31,

2026	49,888
2027	70,099
2028	74,422
2029	72,246
2030	-
Total	$266,655

16. EQUITY

Common Stock

As of March 31, 2026, total number of shares of common stock issued and total number of shares of common stock outstanding was 57,493,776 and 54,649,479, respectively. As of December 31, 2025, total number of shares of common stock issued and total number of shares of common stock outstanding was 57,493,776 and 54,649,479, respectively. At March 31, 2026 and December 31, 2025, a total of 2,844,297 shares of common stock were deemed issued but not outstanding.

For the three months ended March 31, 2026, the Company did not issue any common stock.

Below is the common stock activity for the three months ended March 31, 2025:

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

Executive Stock Plans

Predecessor CEO Stock Plan

The stock plan with Mr. Bennett (the “Predecessor CEO Stock Plan”) had a fair value of $660,541 at inception (see “Stock Plan Valuation” section below). This amount is being amortized over the 34-month life of the plan. During the years ended December 31, 2025 and 2024, $232,361 and $233,132 of this amount was charged to operations, respectively.

During the year ended December 31, 2025, the price targets of $1.80 and $2.00 were achieved, and Mr. Bennett became eligible to receive an additional total of 487,566 shares. A total of 1,018,231 shares were issued to Mr. Bennett, net of 444,468 shares withheld for taxes; at December 31, 2025, there are no further shares due to Mr. Bennett pursuant to the Predecessor CEO Stock Plan.

On October 4, 2025, the Company entered into a separation agreement and general release with Mr. Bennett, pursuant to which Mr. Bennett resigned from his position as the CEO of the Company effective October 1, 2025. During the year ended December 31, 2025, the Company charged the unamortized portion of the value of the Predecessor CEO Stock Plan in the amount of $115,795 to compensation expense and additional paid-in capital

There are no shares unvested under the Predecessor CEO Stock Plan at March 31, 2026 or December 31, 2025.

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

The COO Stock Plan had a fair value of $199,951 at inception (see “Valuation of Executive Stock Plans” section below). This amount is being amortized over the 31.5-month life of the plan. During the three months ended March 31, 2026 and 2025, $0 and $19,043 of this amount was charged to operations, respectively.

On January 14, 2025, the price target of $1.74 per share under the COO Stock Plan was achieved and 73,735 shares of common stock vested; and on March 7, 2025, the price target of $2.03 per share under the COO Stock Plan was achieved, and 73,735 shares of common stock vested. The total number of shares vested for achievement of the $1.74, and $2.03 price targets was 147,470. These shares were issued during the year ended December 31, 2025. On December 31, 2025, a total of 147,471 unvested shares were forfeited under the COO Stock Plan.

Successor CEO Stock Plan

On October 3, 2025, the Company entered into an employment agreement with Gary Schubert pursuant to which he will serve as the Company’s Chief Executive Officer (the “CEO Employment Agreement”). The CEO Employment Agreement provides for the grant of 1,350,000 shares of the Company’s common stock, subject to a vesting schedule, no later than March 31, 2026 (the “Successor CEO Stock Plan”). As of March 31, 2026, such shares had not yet been granted. The Company and Mr. Schubert are working collaboratively and in good faith to finalize the applicable vesting schedule, performance criteria and related grant documentation, with the objective of completing the grant process by June 30, 2026. The parties have not entered into an amendment to the CEO Employment Agreement, and no waiver of any rights or obligations thereunder has been made. As of the date of this filing, there are no disputes between the Company and Mr. Schubert regarding the Successor CEO Stock Grant, and Mr. Schubert has not delivered any notice of resignation for Good Reason under the CEO Employment Agreement. In the event Mr. Schubert were to deliver such a notice, the CEO Employment Agreement provides the Company with a 60-calendar-day period to cure the circumstances giving rise to such notice, as provided therein. The CEO Employment Agreement and Successor CEO Stock Plan replaced Mr. Schubert’s executive compensation plan that was in place during his role as the Company’s Chief Financial Officer.

Prior CFO Stock Plan

On December 29, 2023, the Company entered into an employment agreement with Gary Schubert to become the Company’s Chief Financial Officer effective January 1, 2024. Pursuant to this agreement, Mr. Schubert was provided with an incentive compensation plan (the “Prior CFO Stock Plan”) whereby Mr. Schubert would be granted shares of the Company’s common stock upon the common stock meeting certain price points at various 60-day volume weighted prices, as described below:

	Number of Shares Granted - Lower of:
Stock	Number of Shares Issued	Maximum
Price	and Outstanding on	Number of
Target	Grant Date Multiplied by:	Shares
$1.23	0.40%	131,085
$1.63	0.30%	98,313
$2.04	0.20%	65,542
$2.45	0.15%	49,157
$2.86	0.15%	49,157
$3.27	0.10%	32,771
$3.68	0.10%	32,771
$4.08	0.10%	32,771

The Prior CFO Stock Plan had a fair value of $238,747 at inception (see “Valuation of Executive Stock Plans” section below). This amount is being amortized over the 30-month life of the plan. During the three months ended March 31, 2026 and 2025, $23,874 and $23,875 of this amount was charged to operations, respectively.

On March 10, 2025, the price target of $2.04 per share under the Prior CFO Stock Plan was achieved and 65,542 shares of common stock vested. These shares were issued during the year ended December 31, 2025. On October 3, 2025, a total of 196,627 unvested shares were forfeited under the Prior CFO Stock Plan.

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

Options

For the three months ended March 31, 2026, there was no stock options activity.

Below is the stock option activity for the three months ended March 31, 2025:

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

As of March 31, 2026 and 2025, there were no options outstanding.

17. SEGMENTS

The Company’s Chief Operating Decision Maker (“CODM”) is the CEO, Gary Schubert, and he has determined that the Company operates in one reportable segment: the delivery of specialty foods. This determination was made based upon the characteristics of the Company’s business and the information used by the CODM in order monitor the business and allocate resources.

The CODM uses consolidated revenue, gross margin percentage and net income to monitor results. The CODM also uses revenue by category to monitor the growth of the business in each of the Company’s target markets.

The following table presents the Company’s segment results:

	March 31,		March 31,
	2026		2025
	Amount	%	Amount	%	$ Change	% Change
Revenue:
Digital Channels	$6,636,757	54.5%	$7,789,527	51.8%	$(1,152,770)	-14.8%
National distribution	$2,478,888	20.4%	$2,802,870	18.7%	$(323,982)	-11.6%
Local distribution	$3,060,928	25.1%	$4,433,618	29.5%	$(1,372,690)	-31.0%
Total revenue	$12,176,573	100.0%	$15,026,015	100.0%	$(2,849,442)	-19.0%

Cost of sales	$9,053,952	74.4%	$11,105,751	73.9%	$(2,051,799)	-18.5%
Gross margin	$3,122,621	25.6%	$3,920,264	26.1%	$(797,643)	-20.3%

Cash OpEx:
Payroll & related costs	$1,854,186	15.2%	$2,280,520	15.2%	$(426,334)	-18.7%
Computer and IT	$142,821	1.2%	$101,769	0.7%	$41,052	40.3%
Office, facility, vehicles	$219,636	1.8%	$306,438	2.0%	$(86,802)	-28.3%
Insurance	$182,804	1.5%	$113,079	0.7%	$69,725	61.7%
Travel & entertainment	$22,270	0.2%	$20,005	0.1%	$2,265	11.3%
Advertising & marketing	$1,551	0.0%	$1,483	0.0%	$68	4.6%
Banking and credit card processing	$4,224	0.0%	$8,546	0.1%	$(4,322)	-50.6%
Professional fees	$249,443	2.1%	$525,449	3.5%	$(276,006)	-52.5%
	$2,676,935	22.0%	$3,357,288	22.3%	$(680,353)	-20.3%
Non-cash OpEx:
Credit loss expense	$8,199	0.1%	$9,381	0.1%	$(1,182)	-12.6%
Share based compensation	$8,464	0.1%	$161,796	1.0%	$(153,332)	-94.8%
Depreciation & amortization	$60,330	0.5%	$71,749	0.5%	$(11,419)	-15.9%
Taxes & fees	$18,000	0.1%	$59,594	0.4%	$(41,594)	-69.8%
	$94,993	0.8%	$302,520	2.0%	$(207,527)	-68.6%
Non-Operating Expense:
Interest expense	$7,302	0.1%	$6,637	0.0%	$665	10.0%
Total other expense	$7,302	0.1%	$6,637	0.0%	$665	-10.0%

Income tax expense	-	0.0%	-	0.0%	-	-

Net income from continuing operations	$343,391	2.8%	$253,819	1.7%	$89,572	35.3%

Other segment disclosures:
Segment assets	$12,110,883		$18,543,636
Expenditures for segment assets	$31,183		$163,366

18. RELATED PARTY TRANSACTIONS

Payments to Prior Executive Officers under Separation Agreements

For the three months ended March 31, 2026

The Company paid cash in the amount of $64,477 to Mr. Klepfish, its prior CEO, in connection with the SK Agreements.

The Company paid cash in the amount of $25,000 to Mr. Bennett, its prior CEO, in connection with the Bennet Separation Agreement.

For the three months ended March 31, 2025

The Company paid cash in the amount of $83,333 to Mr. Klepfish, its prior CEO, in connection with the SK Agreements.

19. MAJOR CUSTOMERS

During the three months ended March 31, 2026 and 2025, U.S. Foods, Inc. and its affiliates accounted for approximately 40% and 41% of total consolidated sales, respectively. Gate Gourmet accounted for approximately 15% and 19% of total consolidated sales during the three months ended March 31, 2026 and 2025, respectively.

Discontinued operations: Sams Club accounted for approximately 0% and 19% of total consolidated sales in 2026 and 2025, respectively. Sales to Sams Club related entirely to the discontinued Pennsylvania distribution operations and are not expected to continue in future periods.

20. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company has become and may become involved in certain lawsuits and legal proceedings which arise in the ordinary course of business, or as the result of current or previous investments, or current or previous subsidiaries, or current or previous employees, or current or previous directors, or as a result of acquisitions and dispositions or other corporate activities. The Company intends to vigorously defend its positions. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s financial position or its business and the outcome of these matters cannot be ultimately predicted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report to “we,” “our,” “us,” or the “Company” refer to Innovative Food Holdings, Inc. and all of its wholly-owned subsidiaries.

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

Certain information contained in this discussion and elsewhere in this report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Private Securities Litigation Reform Act”), and is subject to the safe harbor created by that act. The safe harbor created by the Private Securities Litigation Reform Act will not apply to certain “forward-looking statements” because we issued “penny stock” (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 3(a)(51-1) under the Exchange Act) during the three year period preceding the date(s) on which those forward-looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission (the “SEC”). We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on our behalf. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “explore,” “consider,” “anticipate,” “intend,” “could,” “estimate,” “plan,” “propose” or “continue” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

●	Our ability to raise capital necessary to sustain our anticipated operations and implement our business plan,

●	Our ability to implement our business plan, including sale and acquisition of certain operations,

●	The potential impact on future revenue and operations resulting from changes to our business plan, including our decision to exit certain business lines such as cheese and logistics,

●	Our ability to generate sufficient cash to pay our lenders and other creditors,

●	Our dependence on three major customers,

●	Our ability to employ and retain qualified management and employees,

●	Our dependence on the efforts and abilities of our current employees and executive officers,

●	Changes in government regulations that are applicable to our current or anticipated business,

●	Changes in the demand for our services and different food trends,

●	The imposition of tariffs or other trade restrictions that may increase costs or disrupt our supply chain,

●	The degree and nature of our competition,

●	The lack of diversification of our business plan,

●	The general volatility of the capital markets and the establishment of a market for our shares, and

●	Disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police and military activities overseas and other disruptive worldwide political and economic events, health pandemics, rising inflation and energy costs, and environmental weather conditions.

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

Stock Options and Stock Appreciation Rights

The Company accounts for options in accordance with FASB ASC 718-40. Options are valued upon issuance utilizing the Black-Scholes valuation model. Option expense is recognized over the requisite service period of the related option award. The following table illustrates certain key information regarding our options, SARS, and valuation assumptions:

	March 31,	December 31,
	2026	2025
Volatility	66.47%	77.84-205.63%
Dividends	0%	0%
Risk-free interest rates	3.68%	3.48-4.10%
Term (in years)	0.75	1.00-2.00

Allowance for Credit Losses

The Company maintained an allowance in the amount of $247,272 and $218,319 for credit losses at March 31, 2026 and December 31, 2025, respectively. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

We leverage this unique, premium assortment to serve the needs of Professional Chefs in settings such as restaurants, hotels, country clubs, national chain accounts, casinos, hospitals and catering houses. We provide these premium customers with products that cannot typically be found through their broadline distributor’s warehouse assortment. We distribute these products directly to Professional Chefs in Chicago through our subsidiary, Artisan Specialty Foods, Inc., and nationally through our e-commerce businesses on Amazon.com and our own website. We also drop ship specialty foods to Professional Chefs nationally through the websites of broadline distributors, such as U.S. Foods, Inc. Lastly, we sell these foods to large retailers for resale on their shelves to the end customer. Between this variety of sales channels, we are able to serve our Professional Chef customers wherever they are located.

We operate our airline catering distribution business out of our owned 28,000 square foot facility in the greater Chicago area. Additionally, we operate a warehouse in Denver, Colorado, measuring approximately 20,000 square feet. In March 2026, we sold our facility in Mountain Top, Pennsylvania, which previously supported both our retail and airline catering operations. In connection with this sale, our airline catering operations have been relocated to the Chicago facility, and our retail business is being wound down.

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

Financial highlights for the fiscal quarter ended March 31, 2026: we reported revenue of $12.2 million, a 19.0% decrease compared to $15.0 million in 2025.

Three Months Ended March 31, 2026

Revenue Breakdown:

●	Digital Channels: Largely comprised of our distributor relationships and supported by our drop-ship model generated $6.6 million, or 55% of total revenue, in the current period, compared to $7.8 million in the prior year period, a decrease of approximately 16%. This decrease was primarily driven by continued headwinds in our legacy drop-ship business, where increased competition in online marketplace channels has resulted in lower order volumes and pricing pressure.

●	National Distribution: Revenue was $2.5 million, 21% of total revenue, compared to $2.8 million in the prior year period. The decrease was primarily driven by stiffer competition and airline menu cycle changes.

●	Local Distribution: Consists mainly of local sales team relationships and our local fleet delivering direct from warehouse. This category generated $3.1 million, or 26% of total revenue, which is a 30% decrease from $4.4 million in 2025. This decrease was primarily driven by customer attrition following prior year operational transitions; however, these strategic customer attrition efforts have stabilized.

Cost of goods sold for the three months ended March 31, 2026 decreased by approximately 18% to $9.1 million compared to $11.1 million in the prior year period, which is primarily due to a 19% decrease in revenue. Gross margin remained flat at approximately 26%.

Operating Expenses

Total operating expenses decreased by $888 thousand, or 24%, primarily due to the factors described below:

●	Payroll and related costs decreased by $426 thousand to $1.9 million. This decrease was primarily due to a reduction in headcount from organizational restructuring, largely at the executive level.

●	Professional fees decreased by $276 thousand to $249 thousand primarily due to the discontinuation of strategic growth initiatives that did not yield desired results.

●	Share-based compensation decreased by $153 thousand to $8 thousand, due to revaluation of stock options and other equity-based incentives offered to attract and retain key personnel.

●	Depreciation and amortization expense decreased by $11 thousand to $60 thousand primarily due to the expiration of capitalized financial leases.

Discontinued Operations

The discontinued operations reported net income of $1.5 million in the current quarter, compared to a net loss of $684 thousand in the prior year primarily due to the $2.1 million gain on the sale of the Pennsylvania facility in 2026.

Liquidity and Capital Resources at March 31, 2026

As of March 31, 2026, we had current assets of $9.8 million and current liabilities of $3.3 million. Net working capital was $6.5 million.

We believe we have sufficient liquidity to fund operations for at least the next twelve months. With the sale of the Pennsylvania facility, operating cash flows are expected to continue to improve as facility costs and lower margin product sales roll off. We do not anticipate the need to raise additional capital. We are working on a new credit facility to provide working capital flexibility. Remaining severance obligations are not expected to be material, and staffing levels are being managed to align with current business needs.

Cash Flow Analysis:

●	Net cash used in operating activities was $234 thousand, primarily due to net income of $1.8 million, a decrease in inventory of $345 thousand due to lowered cheese inventory balances associated with the wind down Pennsylvania of the facility, partially offset by the gain on disposition of assets of $2.7 million, a $609 thousand loss on the early extinguishment of debt, a decrease of $184 thousand primarily due to the collection of receivables related to discontinuing the cheese business, and a $564 thousand decrease in accounts payable and accrued liabilities primarily due to the sale of the Pennsylvania facility.

●	Net cash provided by investing activities was $8.8 million which was primarily due to cash received for the sale of the Pennsylvania land and building for $8.8 million, offset by the purchase of property and equipment for $31 thousand.

●	Net cash used in financing Activities was $8.8 million, due to the payments on debt and financing leases.

Transactions with Major Customers

During the three months ended March 31, 2026, and 2025, U.S. Foods, Inc. and its affiliates accounted for approximately 40% and 41% of total revenue, respectively. Gate Gourmet accounted for approximately 15% and 19% of total revenue, respectively, during the three months ended March 31, 2026, and 2025.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

In the opinion of management, inflation has had a material effect on the Company’s financial condition and results of its operations. The Company has seen the impact of inflation across its costs for fuel, shipping, cost of goods, and marketing. Balancing the management of these increases with the willingness of our customers to pay higher prices will continue to be a key focus for the Company this year. However, no assurance can be given that we will be successful and inflationary pressure on our profits will likely continue through 2026.

RISK FACTORS

The Company’s business and success is subject to numerous risk factors as detailed in its Annual Report on Form 10-K for the year ended December 31, 2025 and its Current Reports on Form 8-K, all of which reports are available at no cost at www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit pursuant to the requirements of the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, among other things, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive and financial officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, and because of the material weaknesses in internal control over financial reporting described below, management concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2026.

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

Notwithstanding the identified material weaknesses, management, including our principal executive, financial and accounting officer, concluded the consolidated financial statements included in this report fairly represent in all material respects our results of operations, financial condition, and cash flows at and for the periods presented in accordance with U.S. GAAP.

As disclosed in Part II, Item 9A of the Annual Report on Form 10-K for the year ended December 31, 2025, management concluded that the aforementioned material weaknesses in internal control existed for the Company. Management concluded that these material weaknesses still existed as of March 31, 2026.

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

Changes in Internal Control Over Financial Reporting

Other than as discussed above, during the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our Annual Report for the year ended December 31, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

3.2	Amended Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 16, 2011).

3.3	Amended Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report Form 8-K filed with the SEC on January 31, 2012).

3.4	Amended Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report Form 8-K filed with the SEC on January 23, 2018)

3.5	Amended Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report Form 8-K filed with the SEC on September 14, 2021)

3.6	Amended Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2023).

3.7	Amended Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report Form 8-K filed with the SEC on May 23, 2023)
10.1

Agreement of Purchase and Sale, dated July 28, 2025, by and between Innovative Food Properties LLC and Mountaintop Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2025)

10.2

First Amendment to Agreement of Purchase and Sale, dated September 11, 2025, by and between Innovative Food Properties LLC and Mountaintop Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2025)

10.3	Second Amendment to Agreement of Purchase and Sale, dated September 29, 2025, by and between Innovative Food Properties LLC and Mountaintop Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2025)

10.4

Third Amendment to Agreement of Purchase and Sale, dated November 13, 2025, by and between Innovative Food Properties LLC and Mountaintop Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2025)

10.5	Employment Agreement, dated January 6, 2026, by and between the Company and Argie Liarakos (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2026)

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE FOOD HOLDINGS, INC.

Date: May 20, 2026	By:	/s/ Gary Schubert
	Name:	Gary Schubert
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)