Form 10-Q
period 2026-06-30
INNOVATIVE FOOD HOLDINGS INC
filed 2026-08-14
CIK 312257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 12, 2026, there were 54,649,479 shares of common stock, par value $0.0001 per share, issued and outstanding.

INNOVATIVE FOOD HOLDINGS, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Innovative Food Holdings, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$1,820,127	$927,468
Cash, restricted	-	507,517
Accounts receivable, net of allowance for doubtful accounts of $259,446 and $218,319, respectively	5,301,528	5,300,190
Inventory, net	2,893,036	3,473,604
Other current assets	63,505	144,143
Asset held for sale - discontinued operations	-	6,144,793
Current assets - discontinued operations	20,929	281,699
Total current assets	10,099,125	16,779,414

Property and equipment, net	1,214,231	1,273,310
Right of use assets - operating leases, net	373,416	512,389
Right of use assets - finance leases, net	16,155	205,340
Amortizable intangible assets, net	294,902	338,059
Indefinite-lived intangible assets	217,000	217,000
Other noncurrent assets	40,000	40,000
Noncurrent assets - discontinued operations	-	215,509
Total assets	$12,254,829	$19,581,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,013,048	$2,456,429
Accrued payroll	219,120	79,559
Accrued liabilities	446,440	499,811
Accrued separation costs - related parties, current portion	425,376	109,236
Stock appreciation rights liability	-	16,143
Notes payable, current portion	68,032	66,026
Lease liability - operating leases, current	302,620	285,534
Lease liability - finance leases, current	-	48,866
Current liabilities - discontinued operations	27,330	8,877,624
Total current liabilities	3,501,966	12,439,228

Note payable non-current	182,242	216,947
Accrued separation costs - related parties, non-current	-	400,000
Lease liability - operating leases, non-current	81,013	234,963
Lease liability - finance leases, non-current	-	52,683
Total liabilities	3,765,221	13,343,821

Commitments & contingencies (see note 18)		-

Stockholders’ equity
Common stock: $0.0001 par value; 500,000,000 shares authorized; 57,493,776 shares issued, and 54,649,479 shares outstanding at June 30, 2026 and December 31, 2025, respectively	5,746	5,746
Additional paid-in capital	45,695,650	45,647,902
Treasury stock: 2,644,297 shares outstanding at June 30, 2026 and December 31, 2025	(1,141,372)	(1,141,372)
Accumulated deficit	(36,070,416)	(38,275,076)
Total stockholders’ equity	8,489,608	6,237,200

Total liabilities and stockholders’ equity	$12,254,829	$19,581,021

See condensed notes to these unaudited consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

Revenue	$13,057,122	$16,637,690	$25,233,695	$31,663,705
Cost of goods sold	9,638,652	12,358,878	18,692,604	23,464,629
Gross margin	3,418,470	4,278,812	6,541,091	8,199,076

Selling, general and administrative expenses	3,023,457	3,452,242	5,795,385	7,112,050
Total operating expenses	3,023,457	3,452,242	5,795,385	7,112,050

Operating income	395,013	826,570	745,706	1,087,026

Other income (expense):
Interest income (expense), net	(630)	(1,014)	(7,932)	(7,651)
Total other income (expense)	(630)	(1,014)	(7,932)	(7,651)

Net income before taxes	394,383	825,556	737,774	1,079,375

Income tax expense	28,391	-	28,391	-

Net income from continuing operations	$365,992	$825,556	$709,383	$1,079,375

Net income (loss) from discontinued operations	$(1,608)	$(767,046)	$1,495,277	$(1,451,301)

Consolidated net income (loss)	$364,384	$58,510	$2,204,660	$(371,926)

Net income per share from continuing operations - basic	$0.007	$0.015	$0.013	$0.020

Net income per share from continuing operations - diluted	$0.007	$0.015	$0.013	$0.020

Net income (loss) per share from discontinued operations - basic	$(0.000)	$(0.014)	$0.027	$(0.027)

Net income (loss) per share from discontinued operations - diluted	$(0.000)	$(0.014)	$0.027	$(0.027)

Weighted average shares outstanding - basic	54,649,479	54,785,684	54,649,479	54,376,253

Weighted average shares outstanding - diluted	54,649,479	54,785,684	54,649,479	54,376,253

See condensed notes to these unaudited consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2026 and 2025

(unaudited)

	Common Stock		Common Stock to be issued		Additional Paid-in	Treasury Stock		Accumulated
	Shares	Value	Shares	Value	Capital	Shares	Value	Deficit	Total

Balance - April 1, 2025	56,831,090	$5,680	798,891	$79	$45,621,235	2,644,297	$(1,141,372)	$(36,640,200)	$7,845,422
Fair value of shares under compensation plan	-	-	-	-	101,201	-	-	-	101,201
Shares issued under compensation plans	365,204	37	(365,204)	(37)	-	-	-	-	-
Net loss for the three months ended June 30, 2025	-	-	-	-	-	-	-	58,510	58,510
Balance - June 30, 2025	57,196,294	$5,717	433,687	$42	$45,722,436	2,644,297	$(1,141,372)	$(36,581,690)	$8,005,133

Balance - April 1, 2026	57,493,776	$5,746	-	$-	$45,671,776	2,644,297	$(1,141,372)	$(36,434,800)	$8,101,350
Fair value of shares under compensation plan	-	-	-	-	23,874	-	-	-	23,874
Net income for the three months ended June 30, 2026	-	-	-	-	-	-	-	364,384	364,384
Balance - June 30, 2026	57,493,776	$5,746	-	$-	$45,695,650	2,644,297	$(1,141,372)	$(36,070,416)	$8,489,608

Balance - January 1, 2025	56,009,032	5,598	738,032	74	45,520,121	2,644,297	(1,141,372)	(36,209,764)	8,174,657
Fair value of shares under compensation plan	-	-	-	-	202,402	-	-	-	202,402
Shares issued in cashless conversion of options	84,026	8	-	-	(8)	-	-	-	-
Shares earned under compensation plans	-	-	798,891	79	(79)	-	-	-	-
Shares issued under compensation plans	1,103,236	111	(1,103,236)	(111)	-	-	-	-	-
Net income for the six months ended June 30, 2025	-	-	-	-	-	-	-	(371,926)	(371,926)
Balance - June 30, 2025	57,196,294	$5,717	433,687	$42	$45,722,436	2,644,297	$(1,141,372)	$(36,581,690)	$8,005,133

Balance - January 1, 2026	57,493,776	5,746	-	-	45,647,902	2,644,297	(1,141,372)	(38,275,076)	6,237,200
Fair value of shares under compensation plan	-	-	-	-	47,748	-	-	-	47,748
Net income for the six months ended June 30, 2026	-	-	-	-	-	-	-	2,204,660	2,204,660
Balance - June 30, 2026	57,493,776	$5,746	-	$-	$45,695,650	2,644,297	$(1,141,372)	$(36,070,416)	$8,489,608

See condensed notes to these unaudited consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$2,204,660	$(371,926)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on disposition of assets	(2,685,277)	-
Loss on extinguishment of debt	608,539	-
Depreciation and amortization	141,902	218,474
Amortization of right of use asset	138,973	123,972
Amortization of discount on notes payable	-	2,568
Stock based compensation	47,748	202,402
Change in value of stock appreciation rights	(16,143)	(227,263)
Provision for credit losses	15,530	28,310

Changes in assets and liabilities:
Accounts receivable, net	179,316	2,094,325
Inventory, net	580,568	389,479
Other current assets	80,638	(99,711)
Accounts payable and accrued liabilities	(700,498)	(2,473,041)
Accrued separation costs - related parties	(83,860)	(166,665)
Deferred revenue	-	(3,800)
Operating lease liability	(136,864)	(119,411)
Net cash provided by (used in) operating activities	375,232	(402,287)

Cash flows from investing activities:
Cash received from sale of land and building, net of costs	8,782,365	-
Cash paid for purchase of property and equipment	(31,183)	(208,886)
Cash received from disposition of asset	10,000	-
Net cash provided by (used in) investing activities	8,761,182	(208,886)

Cash flows from financing activities:
Principal payments on debt	(8,809,669)	(88,654)
Principal payments on financing leases	(6,189)	(126,813)
Cash received from line of credit	-	500,000
Principal payments on line of credit	-	(500,000)
Net cash used in financing activities	(8,815,858)	(215,467)

Increase (decrease) in cash and cash equivalents, and restricted cash	320,556	(826,640)

Cash and cash equivalents, and restricted cash at beginning of period	1,520,012	2,380,195

Cash and cash equivalents, and restricted cash at end of period - continuing operations	$1,820,127	$1,520,335
Cash and cash equivalents, and restricted cash at end of period - discontinued operations	$20,441	$33,220
Cash and cash equivalents, and restricted cash at end of period	$1,840,568	$1,553,555

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$197,138	$409,271

Taxes	$28,391	$-

Non-cash investing and financing activities:
Issuance of common stock under compensation plans	$-	$74
Issuance of common stock from common stock to be issued	$-	$37
Issuance of stock for cashless exercise of options	$-	$8
Capitalized interest on financing lease	$-	$1,130

See condensed notes to these unaudited consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

1. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include those of Innovative Food Holdings, Inc. and all of its wholly-owned subsidiaries (collectively, the “Company”) and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) pursuant to Regulation S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes as contained in its Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, the interim unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations to be expected for the full year.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade accounts receivable. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. As of June 30, 2026 and December 31, 2025, trade receivables from the Company’s largest customer accounted for approximately 20% and 18%, respectively, of total trade receivables.

The Company maintains cash balances in excess of Federal Deposit Insurance Corporation limits. At June 30, 2026 and December 31, 2025, the total cash exceeding these limits was $570 and $261,808, respectively.

Accounts Receivable

The Company’s allowance for credit losses estimate is based on historical collections experience, future expected losses, as well as identified customer specific collection issues. Accounts receivable are presented net of an allowance for credit losses of $259,446 and $218,319 at June 30, 2026 and December 31, 2025, respectively. It is reasonably possible that the Company’s estimate of the allowance for credit losses could change. During the three and six months ended June 30, 2026 and 2025, the Company charged $7,331 and $755 and $15,530 and $28,310 to provision for credit losses, respectively.

Inventory

Inventory is valued at the lower of cost or net realizable value and is determined by the average cost method. The Company adjusts inventory based upon bi-weekly cycle counts and upon the expiration date of food products. In addition, the Company records a provision for excess, obsolete, and slow-moving inventory. This provision reduces the carrying value of inventory to its net realizable value.

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

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Digital Channels	$7,058,453	$8,446,427	$13,695,210	$16,235,954
National Distribution	2,780,031	3,958,552	5,258,919	6,761,422
Local Distribution	3,218,638	4,232,711	6,279,566	8,666,329
Total	$13,057,122	$16,637,690	$25,233,695	$31,663,705

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Income from continuing operations	$365,992	$825,556	$709,383	$1,079,375
Denominator:
Weighted average shares outstanding – basic	54,649,479	54,785,684	54,649,479	54,376,253
Dilutive effect of stock issuable under compensation plan	-	-	-	-
Weighted average shares outstanding - diluted	54,649,479	54,785,684	54,649,479	54,376,253

Income per share from continuing operations - diluted	$0.007	$0.015	$0.013	$0.020

Dilutive Shares at June 30, 2026:

Stock Options

None.

Restricted Stock Awards

At June 30, 2026, there were 300,000 unvested RSAs remaining from grants in a prior year. Those 300,000 RSAs will vest as follows: 125,000 RSAs will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 RSAs will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days. At June 30, 2026, none of these RSAs vested as conditions were not satisfied. Accordingly, there was no charge for these RSAs during the three and six months ended June 30, 2026 and 2025.

The Company also has in place Executive Stock Plans for its executive team. See Note 14.

When shares are granted under the Company’s Executive Stock Plans, the Company withholds the number of shares required to satisfy income tax withholding requirements on the award, calculated at the market value of the Company’s stock on the date the award is granted.

Stock-based Compensation

During the three and six months ended June 30, 2026, the Company charged the amount of $23,874 and $47,748, respectively, to operations in connection with Executive Stock Plans. See Note 14 for additional information.

At June 30, 2026, there were no shares of common stock which have vested and are issuable pursuant to Executive Stock Plans.

Computation of Basic and Diluted EPS

There are no potentially issuable shares not included in basic earnings per share, and no difference between EPS and fully-diluted EPS for the three and six months ended June 30, 2026.

Dilutive Shares at June 30, 2025:

Stock Options

None.

Restricted Stock Awards

At June 30, 2025, there were 300,000 unvested RSAs remaining from grants in a prior year. Those 300,000 RSAs will vest as follows: 125,000 RSAs will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 RSAs will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days. The fair value of these RSAs at the date of the grants will be charged to operations upon vesting. At June 30, 2025, none of these RSAs were vested. There was no charge to operations for these RSAs during the three and six months ended June 30, 2025.

Stock-based Compensation

At June 30, 2025, there were a total of 433,687 shares of common stock potentially issuable to the Company’s executive officers pursuant to compensation plans and contingent upon the achievement of certain performance goals (see Note 14). These shares have vested and are included in basic shares outstanding and fully-diluted earnings per share for the three and six months ended June 30, 2025. During the three and six months ended June 30, 2025, the amount of $101,201 and $202,402, respectively, was charged to stock-based compensation. See Note 14.

Computation of Basic and Diluted EPS

There are no potentially issuable shares not included in basic earnings per share, and no difference between EPS and fully-diluted EPS for the three and six months ended June 30, 2025.

Recently Adopted Accounting Pronouncements

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as expensing of U.S. research expenditures and eligible capital expenditures, the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The impacts of the OBBBA are reflected in the Company’s results for the three and six months ended June 30, 2026, and there was no impact to its income tax expense or effective income tax rate.

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

The Company evaluated the aggregate effects of the errors to its previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, determined that the errors were not material to the previously issued financial statements and disclosures included in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

The following tables present the effects of the aforementioned revisions on the Company’s consolidated statements of operations for the quarterly period ended June 30, 2025.

	Three months ended			Six months ended
	June 30, 2025 (Unaudited)			June 30, 2025 (Unaudited)
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Revenue	$21,103,134	$(642,097)	$20,461,037	$40,651,700	$(1,221,915)	$39,429,785
Cost of goods sold	$16,669,281	$(642,097)	$16,027,184	$31,732,040	$(1,221,915)	$30,510,125

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

The following information presents the major classes of line item of assets and liabilities included as part of discontinued operations in the consolidated balance sheets:

	June 30,	December 31,
	2026	2025
	(unaudited)
Current assets - discontinued operations:
Cash	$20,441	$85,027
Accounts receivable	488	196,672
Assets held for sale	-	6,144,793
Total current assets - discontinued operations	$20,929	$6,426,492

	June 30,	December 31,
	2026	2025
	(unaudited)
Noncurrent assets - discontinued operations:
ROU assets – financing leases, net	$-	$215,509
Property and equipment, net	-	-
Total noncurrent assets - discontinued operations	$-	$215,509

	June 30,	December 31,
	2026	2025
	(unaudited)
Current liabilities - discontinued operations:
Accounts payable and accrued liabilities	$27,330	$40,884
Deferred revenue	-	342,000
Accrued interest	-	64,084
Notes payable, net	-	8,430,656
Total current liabilities - discontinued operations	$27,330	$8,877,624

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$-	$3,823,347	$-	$7,766,080
Cost of goods sold	-	3,668,306	-	7,045,496
Gross margin	-	155,041	-	720,584

Selling, general, and administrative expenses	(1,608)	(737,074)	(456,047)	(1,786,243)

Gain on sale of assets	-	-	2,685,277	-
Loss on early extinguishment of debt	-	-	(608,539)	-
Other expense	-	(185,013)	(125,414)	(385,642)
Income (loss) from discontinued operations, net of tax	$(1,608)	$(767,046)	$1,495,277	$(1,451,301)

The following information presents the significant items related to discontinued operations in the statement of cash flows:

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Operating activities:
Adjustment to reconcile net loss to cash
Net cash provided by (used in) operating activities
Gain on sale of assets	$(2,685,277)	$-
Loss on early extinguishment of debt	608,539	-
Depreciation and amortization	-	75,496
Changes in assets and liabilities:
Accounts receivable, net	196,184	3,040,874
Inventory	-	2,782,000
Accounts payable and accrued liabilities	13,554	2,178,310
Deferred revenue	342,000	3,799

Investing activities:
Cash paid for purchase of property and equipment	-	(108,787)
Proceeds from sale of fixed assets	10,000	-
Cash received from sale of land and building, net of costs	8,782,365	-

Financing activities:
Payments on debt	(8,740,846)	(58,023)
Payments on financing leases	-	(57,749)

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

5. PROPERTY AND EQUIPMENT

A summary of property and equipment at June 30, 2026 and December 31, 2025 is as follows:

	June 30, 2026	December 31, 2025
	(unaudited)
Land	$208,140	$208,140
Building	951,101	951,101
Computer and Office Equipment	267,157	262,769
Warehouse Equipment	451,432	451,432
Furniture and Fixtures	690,563	694,715
Vehicles	311,659	286,509
Total before accumulated depreciation	2,880,052	2,854,666
Less: accumulated depreciation	(1,665,821)	(1,581,356)
Total	$1,214,231	$1,273,310

Depreciation expense for property and equipment amounted to $45,936 and $88,594 for the three months ended June 30, 2026 and 2025, respectively, and $84,687 and $175,318 for the six months ended June 30, 2026 and 2025, respectively. Depreciation expense for property and equipment is recorded in selling, general & administrative expenses on the Company’s statement of operations. During the six months ended June 30, 2026 and 2025, the Company acquired property and equipment in the amount of $31,183 and $208,886, respectively.

6. PROPERTY AND EQUIPMENT CLASSIFIED AS HELD FOR SALE

Assets held for sale include the net book value of property and equipment the Company plans to sell within the next year. Long lived assets that meet the criteria are held for sale and reported at the lower of their carrying value or fair value less estimated cost to sell.

As of December 31, 2025, the Company classified the land and building located at 220 Oak Hill Road, Mountain Top, Pennsylvania, as held for sale. During the year ended December 31, 2025, the Company classified certain leasehold improvements at the Mountain Top property as held for sale. This property was sold during the six months ended June 30, 2026. See Note 4 for additional information.

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

The Company’s lease expense for the three months ended June 30, 2026 and 2025 was entirely comprised of operating leases and amounted to $77,242 and $71,566, respectively. The Company’s lease expense for the six months ended June 30, 2026 and 2025 was entirely comprised of operating leases and amounted to $153,118 and $142,432, respectively.

The Company’s ROU asset amortization for the three months ended June 30, 2026 and 2025 was $70,078 and $61,469, respectively. The Company’s ROU asset amortization for the six months ended June 30, 2026 and 2025 was $138,973 and $123,972, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

The weighted-average discount rate for operating leases was 7.00% at June 30, 2026 and December 31, 2025. The weighted-average remaining lease term of operating leases was 1.43 and 2.16 years at June 30, 2026 and December 31, 2025, respectively.

Right of use assets – operating leases are summarized below:

	June 30, 2026	December 31, 2025
	(unaudited)
Building	$286,219	$411,060
Vehicles	87,197	101,329
Right of use assets, net	$373,416	$512,389

Operating lease liabilities are summarized below:

	June 30, 2026	December 31, 2025
	(unaudited)
Building	$296,436	$419,168
Vehicles	87,197	101,329
Lease liability	$383,633	$520,497
Less: current portion	(302,620)	(285,534)
Lease liability, non-current	$81,013	$234,963

Maturity analysis under these lease agreements are as follows for the year ending December 31:

2026	$159,944
2027	201,164
2028	34,950
2029	8,737
2030	-
Total	$404,795
Less: Present value discount	(21,162)
Lease liability	$383,633

8. RIGHT OF USE ASSETS – FINANCING LEASES

The Company has financing leases for vehicles and warehouse equipment. Right of use asset – financing leases are summarized below:

	June 30, 2026	December 31, 2025
	(unaudited)
Vehicles	$61,857	$404,858
Warehouse equipment	-	200,097
Total before accumulated depreciation	61,857	604,955
Less: accumulated depreciation	(45,702)	(399,615)
Total	$16,155	$205,340

Depreciation expense related to right of use assets for the three months ended June 30, 2026 and 2025 was $1,518 and $29,883, respectively. Depreciation expense related to right of use assets for the six months ended June 30, 2026 and 2025 was $3,036 and $59,766, respectively.

The weighted-average interest rate for financing leases was 5.77% at December 31, 2025. The weighted-average remaining lease term of financing leases was 2.80 years at December 31, 2025.

There was no accrued interest on financing leases at December 31, 2025.

9. INTANGIBLE ASSETS

The Company acquired certain indefinite intangible assets pursuant to the acquisitions of Artisan Specialty Foods, Inc. (“Artisan”) and Golden Organics, Inc. (“Golden Organics”). These assets include trade names and customer lists.

Other Amortizable Intangible Assets

The following table represents the balances of other amortizable intangible assets as of June 30, 2026 and December 31, 2025:

	June 30, 2026 (unaudited)
		Accumulated
	Cost	Amortization	Net
Total Customer lists	$431,565	$136,663	$294,902

	December 31, 2025
		Accumulated
	Gross	Amortization	Net
Total Customer lists	$431,565	$93,506	$338,059

Total amortization expense for the three months ended June 30, 2026 and 2025 was $21,578 and $21,578, respectively. Total amortization expense for the six months ended June 30, 2026 and 2025 was $43,157 and $43,156, respectively.

Remaining amortization expense for intangible assets as of June 30, 2026 is as follows:

For the twelve months ending June 30,
2027	$86,313
2028	86,313
2029	86,313
2030	35,963
Total	$294,902

Indefinite-lived Intangible Assets

Indefinite-lived intangible assets consist of $217,000 of indefinite intangible assets held by Artisan.

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025
	(unaudited)
Trade payables and accrued liabilities	$2,459,488	$2,956,240
Accrued payroll and commissions	219,120	79,559
Total	$2,678,608	$3,035,799

11. ACCRUED SEPARATION COSTS – RELATED PARTIES

On February 3, 2023, the Company entered into a Severance Note, an Agreement and General Release, and a Side Letter thereto (the “SK Agreements”) with Sam Klepfish, its prior Chief Executive Officer (“CEO”), a previous board member and a board observer. The SK Agreements provide, among other things, for Mr. Kelpfish’s resignation from all positions with the Company and its subsidiaries on February 28, 2023, except that Mr. Klepfish will remain a director and member of the board of the Company, confidentiality and non-disparagement conditions, nomination of Mr. Klepfish for future election to the board of directors at least through the 2024 general meeting of shareholders based on certain minimum stock ownership and board observer rights when Mr. Klepfish is no longer a director but maintains certain minimum agreed upon stock ownership. The payment terms are $250,000 upon effectiveness and an additional $1,000,000 payable in weekly payments of $6,410.26 from March 8, 2023 through March 6, 2026. The $250,000 was paid into an escrow account, and was released to Mr. Klepfish on his separation date. The $1,000,000 portion is in the form of an unsecured, non-interest bearing-note payable to Mr. Klepfish. The SK Agreements also called for the delivery of 400,000 shares of the Company’s common stock valued at $168,000 based upon the closing price of the Company’s common stock on Mr. Klepfish’s separation date of February 28, 2023, which were delivered to Mr. Klepfish on April 26, 2023; in addition, for delivery on June 1, 2027 of additional shares of the Company’s common stock equal to the greater of (i) the number of shares with an aggregate fair market value of $400,000 on such date, or (ii) 266,666 shares. The Company also agreed to pay a total of $1,199 of the Consolidated Omnibus Reconciliation Act (“COBRA”) insurance costs on behalf of Mr. Klepfish over eighteen months. The total amount initially accrued in connection with the SK Agreements was $1,819,199. During the three months ended June 30, 2026 and 2025, the Company paid cash in the amount of $0 and $83,333, respectively, to Mr. Klepfish in connection with the SK Agreements. During the six months ended June 30, 2026 and 2025, the Company paid cash in the amount of $58,860 and $166,666, respectively, to Mr. Klepfish in connection with the SK Agreements. As of June 30, 2026, no further cash payments were due under the SK Agreements.

On October 4, 2025, the Company entered into a separation agreement and general release (the “Bennett Separation Agreement”) with Bill Bennett, pursuant to which Mr. Bennett will resign from his position as the CEO of the Company, effective October 3, 2025. Pursuant to the Bennett Separation Agreement, the Company shall (i) pay Mr. Bennett a severance payments consisting of salary and consulting fees through September 30, 2026, in the total gross amount of $140,501, primarily payable in installments on the Company’s regular payroll dates; and (ii) reimbursement of Mr. Bennett’s group health insurance premiums for the period from November 1, 2025 through September 30, 2026 in the total gross amount of $32,269. During the three months ended June 30, 2026, the Company paid $8,333 for salary and consulting fees and $5,731 for insurance under the Bennett Separation Agreement. During the six months ended June 30, 2026, the Company paid $30,331 for salary and consulting fees and $17,193 for insurance under the Bennett Separation Agreement.

The following table represents the amounts accrued, paid, and outstanding on these agreements as of June 30, 2026:

	Total	Paid / Issued	Balance	Current	Non-current
Mr. Klepfish:
Cash – through March 6, 2026	$1,000,000	$(1,000,000)	$-	$-	$-
Cash - upon agreement execution	250,000	(250,000)	-	-	-
Stock - June 1, 2027	400,000	-	400,000	400,000	-
Stock - Issued in April 2023	168,000	(168,000)	-	-	-
COBRA - over eighteen months	1,199	-	1,199	1,199	-
Total – Mr. Klepfish	$1,819,199	$(1,418,000)	$401,199	$401,199	$-

Mr. Bennett:
Salary and consulting – through September 30, 2026	$140,501	$(125,670)	$14,831	$14,831	$-
Insurance – through September 30, 2026	32,269	(22,923)	9,346	9,346
Total – Mr. Bennett	$172,770	$(148,593)	$24,177	$24,177	$-

Total Company	$1,991,969	$(1,566,593)	$425,376	$425,376	$-

12. STOCK APPRECIATION RIGHTS LIABILITY

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

During the three months ended June 30, 2026 and 2025, Smallwood SARs decreased in fair value in the amount of $733 and $287,858, respectively. During the six months ended June 30, 2026 and 2025, Smallwood SARs decreased in fair value in the amount of $16,143 and $227,263, respectively. These amounts were charged to non-cash compensation. At June 30, 2026 and December 31, 2025, the Smallwood SARs had a fair value of $0 and $16,143, respectively.

The change in valuation of the Smallwood SARs is summarized in the table below:

May 15, 2023 - fair value	$9,794
Loss on revaluation	245,226
December 31, 2023 -fair value	$255,020
Loss on revaluation	1,098,130
December 31, 2024 - fair value	$1,353,150
Gain on revaluation	(1,337,007)
December 31, 2025 - fair value	$16,143
Gain on revaluation	(15,410)
March 31, 2026 - fair value	$733
Gain on revaluation	(733)
June 30, 2026 - fair value	$-

The Smallwood SARs were valued using the Black-Scholes valuation model utilizing the following variables:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2026	2025
Volatility	66.47%	77.84-205.63%
Dividends	0%	0%
Risk-free interest rates	3.68%	3.48-4.10%
Term (in years)	-	1.00-2.00

The price of the Company’s common stock on the date of the grant of the Smallwood SARs was $0.41. The exercise prices at the dates of the grants were $1.50 and $2.00. As of June 30, 2026, no SARs were executed and all SARs were expired.

13. NOTES PAYABLE

	June 30, 2026	December 31, 2025
	(unaudited)
A note payable in the amount of $350,000 issued in connection with the Golden Organics Acquisition (the “GO Note”). The GO Note is payable in 60 equal monthly instalments of $6,766 and bears interest at the rate of 6.0%. During the three months ended June 30, 2026, the Company made principal and interest payments of $16,381 and $3,918, respectively. During the six months ended June 30, 2026, the Company made principal and interest payments of $32,519 and $8,080, respectively. During the three months ended June 30, 2025, the Company made principal and interest payments of $15,430 and $4,870, respectively. During the six months ended June 30, 2025, the Company made principal and interest payments of $30,631 and $9,969, respectively.	$250,274	$282,973
Total	$250,274	$282,973

Current portion	$68,032	$66,026
Long-term maturities, net of discount	182,242	216,947
Total	$250,274	$282,973

Aggregate maturities of notes payable as of June 30, 2026 are as follows:

For the period ended December 31,

2026	$33,507
2027	70,099
2028	74,422
2029	72,246
2030	-
Total	$250,274

14. EQUITY

Common Stock

As of June 30, 2026, total number of shares of common stock issued and total number of shares of common stock outstanding was 57,493,776 and 54,649,479, respectively. As of December 31, 2025, total number of shares of common stock issued and total number of shares of common stock outstanding was 57,493,776 and 54,649,479, respectively. At June 30, 2026 and December 31, 2025, a total of 2,844,297 shares of common stock were deemed issued but not outstanding.

For the six months ended June 30, 2026, the Company did not issue any common stock.

Below is the common stock activity for the six months ended June 30, 2025:

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

On October 4, 2025, the Company entered into a separation agreement and general release with Mr. Bennett, pursuant to which Mr. Bennett resigned from his position as the CEO of the Company effective October 1, 2025. During the year ended December 31, 2025, the Company charged the unamortized portion of the value of the Predecessor CEO Stock Plan in the amount of $115,795 to compensation expense and additional paid-in capital

There are no shares unvested under the Predecessor CEO Stock Plan at June 30, 2026 or December 31, 2025.

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

The COO Stock Plan had a fair value of $199,951 at inception (see “Valuation of Executive Stock Plans” section below). This amount is being amortized over the 31.5-month life of the plan. During 2026, no expense was incurred as the shares were forfeited as of December 31, 2025. During the three and six months ended June 30, 2025, $19,043 and $38,086 was charged to operations, respectively.

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

Successor CEO Stock Plan

On October 3, 2025, the Company entered into an employment agreement with Gary Schubert pursuant to which he will serve as the Company’s Chief Executive Officer (the “CEO Employment Agreement”). The CEO Employment Agreement provides for the grant of 1,350,000 shares of the Company’s common stock, subject to a vesting schedule, no later than March 31, 2026 (the “Successor CEO Stock Plan”). As of June 30, 2026, such shares had not yet been granted. The Company and Mr. Schubert are working collaboratively and in good faith to finalize the applicable vesting schedule, performance criteria and related grant documentation, with the objective of completing the grant process by September 30, 2026. The parties have not entered into an amendment to the CEO Employment Agreement, and no waiver of any rights or obligations thereunder has been made. As of the date of this filing, there are no disputes between the Company and Mr. Schubert regarding the Successor CEO Stock Grant, and Mr. Schubert has not delivered any notice of resignation for Good Reason under the CEO Employment Agreement. In the event Mr. Schubert were to deliver such a notice, the CEO Employment Agreement provides the Company with a 60-calendar-day period to cure the circumstances giving rise to such notice, as provided therein. The CEO Employment Agreement and Successor CEO Stock Plan replaced Mr. Schubert’s executive compensation plan that was in place during his role as the Company’s Chief Financial Officer.

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

The Prior CFO Stock Plan had a fair value of $238,747 at inception (see “Valuation of Executive Stock Plans” section below). This amount is being amortized over the 30-month life of the plan. During the three and six months ended June 30, 2026, the remaining unamortized amount of $23,874 and $47,748 was charged to operations, respectively. During the three and six months ended June 30, 2025, $23,874 and $47,750 of this amount was charged to operations, respectively.

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

Options

For the six months ended June 30, 2026, there was no stock options activity.

Below is the stock option activity for the six months ended June 30, 2025:

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

As of June 30, 2026 and 2025, there were no options outstanding.

15. SEGMENTS

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

The following table presents the Company’s segment results:

	For the Six Months Ended June 30, 2026		For the Six Months Ended June 30, 2025
	Amount	%	Amount	%	$ Change	% Change
Revenue:
Digital Channels	$13,695,210	54.3%	$16,213,095	51.2%	$(2,517,885)	-15.5%
National distribution	$5,258,919	20.8%	$6,784,281	21.4%	$(1,525,362)	-22.5%
Local distribution	$6,279,566	24.9%	$8,666,329	27.4%	$(2,386,763)	-27.5%
Total revenue	$25,233,695	100.0%	$31,663,705	100.0%	$(6,430,010)	-20.3%

Cost of sales	$18,692,604	74.1%	$23,464,629	74.1%	$(4,772,025)	-20.3%
Gross margin	$6,541,091	25.9%	$8,199,076	25.9%	$(1,657,985)	-20.2%

Cash OpEx:
Payroll & related costs	$3,651,958	14.5%	$4,816,333	15.2%	$(1,164,375)	-24.2%
Computer and IT	$307,254	1.2%	$204,377	0.6%	$102,877	50.3%
Office, facility, vehicles	$504,369	2.0%	$650,361	2.1%	$(145,992)	-22.4%
Insurance	$325,008	1.3%	$267,240	0.8%	$57,768	21.6%
Travel & entertainment	$37,426	0.1%	$49,595	0.2%	$(12,169)	-24.5%
Advertising & marketing	$2,301	0.0%	$6,025	0.0%	$(3,724)	-61.8%
Banking and credit card processing	$9,912	0.0%	$23,735	0.1%	$(13,823)	-58.2%
Professional fees	$703,597	2.9%	$826,502	2.6%	$(122,905)	-14.9%
	$5,541,825	22.0%	$6,844,168	21.6%	$(1,302,343)	-19.0%
Non-cash OpEx:
Credit loss expense	$15,530	0.1%	$9,489	0.0%	$6,041	63.7%
Share based compensation	$31,605	0.1%	$(24,861)	-0.1%	$56,466	-227.1%
Depreciation & amortization	$141,902	0.6%	$139,660	0.4%	$2,242	1.6%
Taxes & fees	$64,523	0.2%	$143,594	0.5%	$(79,071)	-55.1%
	$253,560	1.0%	$267,882	0.8%	$(14,322)	-5.3%
Non-Operating (Income) Expense:
Interest expense	$7,932	0.0%	$7,651	0.0%	$281	3.7%
Total other (income) expense	$7,932	0.0%	$7,651	0.0%	$281	-3.7%

Income tax expense	28,391	0.1%	-	0.0%	28,391	N/A

Net income (loss) from continuing operations	$709,383	2.8%	$1,079,375	3.4%	$(369,992)	-34.3%

Other segment disclosures:
Segment assets	$12,254,829		$17,307,322
Expenditures for segment assets	$31,183		$208,886

	For the Three Months Ended June 30, 2026		For the Three Months Ended June 30, 2025
	Amount	%	Amount	%	$ Change	% Change
Revenue:
Digital Channels	$7,058,453	54.1%	$8,478,401	51.0%	$(1,419,948)	-16.7%
National distribution	$2,780,031	21.3%	$3,926,578	23.6%	$(1,146,547)	-29.2%
Local distribution	$3,218,638	24.7%	$4,232,711	25.4%	$(1,014,073)	-24.0%
Total revenue	$13,057,122	100.1%	$16,637,690	100.0%	$(3,580,568)	-21.5%

Cost of sales	$9,638,652	38.2%	$12,358,878	39.0%	$(2,720,226)	-22.0%
Gross margin	$3,418,470	26.2%	$4,278,812	25.7%	$(860,342)	-20.1%

Cash OpEx:
Payroll & related costs	$1,797,772	13.8%	$2,535,814	15.3%	$(738,042)	-29.1%
Computer and IT	$164,433	1.2%	$102,608	0.6%	$61,825	60.3%
Office, facility, vehicles	$284,733	2.2%	$343,923	2.1%	$(59,190)	-17.2%
Insurance	$142,204	1.1%	$154,162	0.9%	$(11,958)	-7.8%
Travel & entertainment	$15,156	0.1%	$29,590	0.2%	$(14,434)	-48.8%
Advertising & marketing	$750	0.0%	$4,542	0.0%	$(3,792)	-83.5%
Banking and credit card processing	$5,688	0.0%	$15,189	0.1%	$(9,501)	-62.6%
Professional fees	$454,154	3.5%	$301,053	1.8%	$153,101	50.9%
	$2,864,890	21.9%	$3,486,881	21.0%	$(621,991)	-17.8%
Non-cash OpEx:
Credit loss expense	$7,331	0.1%	$108	0.0%	$7,223	6688.0%
Share based compensation	$23,141	0.2%	$(186,657)	-1.1%	$209,798	-112.4%
Depreciation & amortization	$81,572	0.5%	$67,911	0.4%	$13,661	20.1%
Taxes & fees	$46,523	0.4%	$84,000	0.5%	$(37,477)	-44.6%
	$158,567	1.2%	$(34,638)	-0.2%	$193,205	-557.8%
Non-Operating (Income) Expense:
Interest expense	$630	0.0%	$1,014	0.0%	$(384)	-37.9%
Total other (income) expense	$630	0.0%	$1,014	0.0%	$(384)	37.9%

Income tax expense	28,391	0.2%	-	0.0%	28,391	N/A

Net income (loss) from continuing operations	$365,992	2.8%	$825,556	5.0%	$(459,564)	-55.7%

Other segment disclosures:
Segment assets	$12,254,829		$17,307,322
Expenditures for segment assets	$-		$45,520

16. RELATED PARTY TRANSACTIONS

Payments to Prior Executive Officers under Separation Agreements were as follows:

For the three months ended June 30, 2026

The Company did not make any payments to Mr. Klepfish, its prior CEO, in connection with the SK Agreements.

The Company paid $8,333 for salary and consulting fees and $5,731 for insurance to Mr. Bennett, its prior CEO, in connection with the Bennet Separation Agreement.

For the six months ended June 30, 2026

The Company paid cash in the amount of $58,860 to Mr. Klepfish, its prior CEO, in connection with the SK Agreements.

The Company paid $30,331 for salary and consulting fees and $17,193 for insurance to Mr. Bennett, its prior CEO, in connection with the Bennet Separation Agreement.

For the three months ended June 30, 2025

The Company paid cash in the amount of $83,333 to Mr. Klepfish, its prior CEO, in connection with the SK Agreements.

For the six months ended June 30, 2025

The Company paid cash in the amount of $166,666 to Mr. Klepfish, its prior CEO, in connection with the SK Agreements.

17. MAJOR CUSTOMERS

During the three months ended June 30, 2026 and 2025, U.S. Foods, Inc. and its affiliates accounted for approximately 40% and 34% of total consolidated sales, respectively. Gate Gourmet accounted for approximately 18 % and 15% of total consolidated sales during the three months ended June 30, 2026 and 2025, respectively.

During the six months ended June 30, 2026 and 2025, U.S. Foods, Inc. and its affiliates accounted for approximately 40% and 34% of total consolidated sales, respectively. Gate Gourmet accounted for approximately 17 % and 14% of total consolidated sales during the six months ended June 30, 2026 and 2025, respectively.

Discontinued operations: Sams Club accounted for approximately 0% and 19% of total consolidated sales during the three months ended June 30, 2026 and 2025, respectively. Sales to Sams Club related entirely to the discontinued Pennsylvania distribution operations and are not expected to continue in future periods. Sams Club accounted for approximately 0% and 19% of total consolidated sales during the six months ended June 30, 2026 and 2025, respectively. Sales to Sams Club related entirely to the discontinued Pennsylvania distribution operations and are not expected to continue in future periods.

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

Stock Options and Stock Appreciation Rights

The Company accounts for options in accordance with FASB ASC 718-40. Options are valued upon issuance utilizing the Black-Scholes valuation model. Option expense is recognized over the requisite service period of the related option award. The following table illustrates certain key information regarding our options, SARS, and valuation assumptions:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2026	2025
Volatility	66.47%	77.84-205.63%
Dividends	0%	0%
Risk-free interest rates	3.68%	3.48-4.10%
Term (in years)	-	1.00-2.00

As of June 30, 2026, no SARs were executed and all SARs were expired.

Allowance for Credit Losses

The Company maintained an allowance in the amount of $259,446 and $218,319 for credit losses at June 30, 2026 and December 31, 2025, respectively. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

Financial highlights for the fiscal quarter ended June 30, 2026: we reported revenue of $13.1 million, a 21.5% decrease compared to $16.6 million in 2025.

Three Months Ended June 30, 2026

Revenue Breakdown:

●	Digital Channels: Largely comprised of our distributor relationships and supported by our drop-ship model generated $7.1 million, or 54% of total revenue, in the current period, compared to $8.5 million in the prior year period, a decrease of approximately 17%. This decrease was primarily driven by continued headwinds in our legacy drop-ship business, where increased competition in online marketplace channels has resulted in lower order volumes and pricing pressure.

●	National Distribution: Revenue was $2.8 million, 21% of total revenue, compared to $4.0 million in the prior year period. The decrease was primarily driven by stiffer competition and airline menu cycle changes.

●	Local Distribution: Consists mainly of local sales team relationships and our local fleet delivering direct from warehouse. This category generated $3.2 million, or 25% of total revenue, which is a 24% decrease from $4.2 million in 2025. This decrease was primarily driven by customer attrition following prior year operational transitions; however, these strategic customer attrition efforts have stabilized.

Cost of goods sold for the three months ended June 30, 2026 decreased by approximately 22% to $9.6 million compared to $12.4 million in the prior year period, which is primarily due to a 21.5% decrease in revenue. Gross profit declined by 20.1% to $3.4 million, while gross margin increased to 26.2% from 25.7%.

Operating Expenses

Total operating expenses decreased by $429 thousand, or 12.4%, primarily due to the factors described below:

●	Payroll and related costs decreased by $738 thousand to $1.8 million. This decrease was primarily due to a reduction in headcount from organizational restructuring, largely at the executive level.

●	Professional fees increased by $153 thousand to $454 thousand primarily due to consulting fees associated with our back-office transformation efforts.

●	Share-based compensation increased by $210 thousand to $23 thousand, due to revaluation of stock options and other equity-based incentives offered to attract and retain key personnel.

Six Months Ended June 30, 2026

Revenue Breakdown:

●	Digital Channels: Largely comprised of our distributor relationships and supported by our drop-ship model generated $13.7 million, or 54% of total revenue, in the current period, compared to $16.2 million in the prior year period, a decrease of approximately 15%. This decrease was primarily driven by continued headwinds in our legacy drop-ship business, where increased competition in online marketplace channels has resulted in lower order volumes and pricing pressure.

●	National Distribution: Revenue was $5.3 million, 21% of total revenue, compared to $6.8 million in the prior year period. The decrease was primarily driven by stiffer competition and airline menu cycle changes.

●	Local Distribution: Consists mainly of local sales team relationships and our local fleet delivering direct from warehouse. This category generated $6.3 million, or 25% of total revenue, which is a 28% decrease from $8.7 million in 2025. This decrease was primarily driven by customer attrition following prior year operational transitions; however, these strategic customer attrition efforts have stabilized.

Cost of goods sold for the six months ended June 30, 2026 decreased by approximately 20% to $18.7 million compared to $23.5 million in the prior year period, which is primarily due to a 21% decrease in revenue. Gross margin remained flat at approximately 26%.

Operating Expenses

Total operating expenses decreased by $1.3 million, or 18.5%, primarily due to the factors described below:

●	Payroll and related costs decreased by $1.2 million to $3.7 million. This decrease was primarily due to a reduction in headcount from organizational restructuring, largely at the executive level.

●	Professional fees decreased by $123 thousand to $704 thousand primarily due to the discontinuation of strategic growth initiatives that did not yield desired results.

●	Share-based compensation increased by $56 thousand to $32 thousand, due to revaluation of stock options and other equity-based incentives offered to attract and retain key personnel.

Liquidity and Capital Resources at June 30, 2026

As of June 30, 2026, we had current assets of $10.1 million and current liabilities of $3.5 million. Net working capital was $6.6 million.

We believe we have sufficient liquidity to fund operations for at least the next twelve months. With the sale of the Pennsylvania facility, operating cash flows are expected to continue to improve as facility costs and lower margin product sales roll off. We do not anticipate the need to raise additional capital. We are exploring new credit facility options to provide working capital flexibility. Remaining severance obligations are not expected to be material, and staffing levels are being managed to align with current business needs.

Cash Flow Analysis:

●	Net cash provided by operating activities was $375 thousand, primarily due to net income of $2.2 million, a decrease in inventory of $581 thousand primarily due to lowered cheese inventory balances associated with the wind down Pennsylvania of the facility, partially offset by the gain on disposition of assets of $2.7 million, a $609 thousand loss on the early extinguishment of debt, a decrease of $179 thousand primarily due to the collection of receivables related to discontinuing the cheese business, and a $700 thousand decrease in accounts payable and accrued liabilities primarily due to the sale of the Pennsylvania facility.

●	Net cash provided by investing activities was $8.8 million which was primarily due to cash received for the sale of the Pennsylvania land and building for $8.8 million, offset by the purchase of property and equipment for $31 thousand.

●	Net cash used in financing activities was $8.8 million, due to the payments on debt and financing leases.

Transactions with Major Customers

During the three months ended June 30, 2026 and 2025, U.S. Foods, Inc. and its affiliates accounted for approximately 40% and 34% of total revenue, respectively. Gate Gourmet accounted for approximately 18% and 15% of total revenue, respectively, during the three months ended June 30, 2026 and 2025.

During the six months ended June 30, 2026 and 2025, U.S. Foods, Inc. and its affiliates accounted for approximately 40% and 34% of total revenue, respectively. Gate Gourmet accounted for approximately 17% and 14% of total revenue, respectively, during the six months ended June 30, 2026 and 2025.

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

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, and because of the material weaknesses in internal control over financial reporting described below, management concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2026.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During management’s evaluation of internal control of financial reporting, management identified material weaknesses related to information technology general controls over certain applications that support the Company’s financial reporting processes. Specifically, management identified deficiencies associated with (a) effective user access controls to appropriately segregate duties and adequately restrict user and privileged access, (b) effective controls to monitor, document and approve application changes, and (c) effective controls related to monitoring of critical jobs. As a result of these deficiencies and certain account reconciliation and review controls that were not effectively designed in fully mitigating the related risks, automated process- level and manual controls within the financial reporting cycles that rely on information generated from such financially relevant systems were not considered effective.

Notwithstanding the identified material weaknesses, management, including our principal executive, financial and accounting officer, concluded the consolidated financial statements included in this report fairly represent in all material respects our results of operations, financial condition, and cash flows at and for the periods presented in accordance with U.S. GAAP.

As disclosed in Part II, Item 9A of the Annual Report on Form 10-K for the year ended December 31, 2025, management concluded that the aforementioned material weaknesses in internal control existed for the Company. Management concluded that these material weaknesses still existed as of June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Annual Stockholders Meeting Results

On May 19, 2026, the Company held its 2026 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders voted on the following three proposals:

Proposal 1 - Election of Directors

James C. Pappas, Mark Schmulen, Denver J. Smith, Loukas D. Kozonis and Gary Schubert were each elected to serve on the Board for a one-year term that expires at the 2027 Annual Meeting of Stockholders, or until their earlier death, resignation or removal and their successors are elected and qualified. The final results of the voting were as follows:

Director Nominee	Votes For	Votes Against	Abstentions	Broker Non-Votes
James C. Pappas	32,141,895	833,394	20,000	11,437,467
Mark Schmulen	32,185,359	789,250	20,680	11,437,467
Denver J. Smith	32,029,206	833,394	132,689	11,437,467
Loukas D. Kozonis	32,144,020	830,589	20,680	11,437,467
Gary Schubert	32,189,443	785,846	20,000	11,437,467

Brady Smallwood was not nominated to stand for reelection as a director of the Company at the Annual Meeting. Accordingly, Mr. Smallwood retired as a director of the Company effective May 19, 2026.

Proposal 2 - Ratification of Auditors

The Company’s stockholders ratified the previous appointment by the Board of CBIZ CPAs P.C. as the Company’s independent registered public accounting firm for the current fiscal year. The final results of the voting were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
43,683,536	432,524	316,696	-

Proposal 3 - Say-on-Pay

The Company’s executive compensation, by non-binding advisory vote, was approved. The final results of the voting were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
32,523,581	379,428	92,280	11,437,467

Item 6. Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).

3.2	Amended Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 16, 2011).

3.3	Amended Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report Form 8-K filed with the SEC on January 31, 2012).

3.4	Amended Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report Form 8-K filed with the SEC on January 23, 2018)

3.5	Amended Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report Form 8-K filed with the SEC on September 14, 2021)

3.6	Amended Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2023).

3.7	Amended Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report Form 8-K filed with the SEC on May 23, 2023)

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE FOOD HOLDINGS, INC.

Date: August 14, 2026	By:	/s/ Gary Schubert
	Name:	Gary Schubert
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)