Form 10-Q
period 2026-09-30
INNOVATIVE FOOD HOLDINGS INC
filed 2026-11-12
CIK 312257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of November 11, 2026, there were 55,715,604 shares of common stock, par value $0.0001 per share, issued and outstanding.

INNOVATIVE FOOD HOLDINGS, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Innovative Food Holdings, Inc.

Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2026	2025

ASSETS
Current assets
Cash and cash equivalents	$1,663,381	$927,468
Cash, restricted	-	507,517
Accounts receivable, net of allowance for credit losses of $189,884 and $218,319, respectively	4,981,264	5,300,190
Inventory, net	2,654,584	3,473,604
Other current assets	680,478	144,143
Asset held for sale - discontinued operations	-	6,144,793
Current assets - discontinued operations	18,512	281,699
Total current assets	9,998,219	16,779,414

Property and equipment, net	1,165,665	1,273,310
Right of use assets - operating leases, net	302,088	512,389
Right of use assets - finance leases, net	14,638	205,340
Amortizable intangible assets, net	273,324	338,059
Indefinite-lived intangible assets	217,000	217,000
Other noncurrent assets	40,000	40,000
Noncurrent assets - discontinued operations	-	215,509
Total assets	$12,010,934	$19,581,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,701,601	$2,456,429
Accrued payroll	335,717	79,559
Accrued liabilities	570,865	499,811
Accrued separation costs - related parties, current portion	425,376	109,236
Stock appreciation rights liability	-	16,143
Notes payable, current portion	69,058	66,026
Lease liability - operating leases, current	260,318	285,534
Lease liability - finance leases, current	-	48,866
Current liabilities - discontinued operations	19,288	8,877,624
Total current liabilities	3,382,223	12,439,228

Note payable non-current	164,532	216,947
Accrued separation costs - related parties, non-current	-	400,000
Lease liability - operating leases, non-current	49,629	234,963
Lease liability - finance leases, non-current	-	52,683
Total liabilities	3,596,384	13,343,821

Commitments & contingencies (see note 18)		-
Stockholders’ equity
Common stock: $0.0001 par value; 500,000,000 shares authorized; 58,559,901 and 57,493,776 shares issued, and 55,715,604 and 54,649,479 shares outstanding at September 30, 2026 and December 31, 2025, respectively	5,853	5,746
Additional paid-in capital	45,795,786	45,647,902
Treasury stock: 2,644,297 shares outstanding at September 30, 2026 and December 31, 2025	(1,141,372)	(1,141,372)
Accumulated deficit	(36,245,717)	(38,275,076)
Total stockholders’ equity	8,414,550	6,237,200

Total liabilities and stockholders’ equity	$12,010,934	$19,581,021

See condensed notes to these unaudited consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025

Revenue	$11,951,720	$15,676,898	$37,185,415	$47,340,603
Cost of goods sold	9,163,750	11,820,619	27,856,354	35,285,248
Gross margin	2,787,970	3,856,279	9,329,061	12,055,355

Selling, general and administrative expenses	2,972,067	3,192,918	8,767,452	10,304,968
Total operating expenses	2,972,067	3,192,918	8,767,452	10,304,968

Operating income (loss)	(184,097)	663,361	561,609	1,750,387

Other income (expense):
Interest income (expense), net	2,896	(15,274)	(5,036)	(22,925)
Other leasing income	-	2,512	-	2,512
Total other income (expense)	2,896	(12,762)	(5,036)	(20,413)

Net income (loss) before taxes	(181,201)	650,599	556,573	1,729,974

Income tax expense	-	-	28,391	-

Net income (loss) from continuing operations	$(181,201)	$650,599	$528,182	$1,729,974

Net income (loss) from discontinued operations	$5,900	$(2,369,795)	$1,501,177	$(3,821,096)

Consolidated net income (loss)	$(175,301)	$(1,719,196)	$2,029,359	$(2,091,122)

Net income (loss) per share from continuing operations - basic	$(0.003)	$0.012	$0.010	$0.032

Net income (loss) per share from continuing operations - diluted	$(0.003)	$0.012	$0.010	$0.032

Net income (loss) per share from discontinued operations - basic	$0.000	$(0.043)	$0.027	$(0.070)

Net income (loss) per share from discontinued operations - diluted	$0.000	$(0.043)	$0.027	$(0.070)

Weighted average shares outstanding - basic	54,726,344	54,785,684	54,675,382	54,514,230

Weighted average shares outstanding - diluted	54,726,344	54,785,684	54,675,384	54,514,230

See condensed notes to these unaudited consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2026 and 2025

(unaudited)

	Common Stock		Common Stock to be issued		Additional Paid-in	Treasury Stock		Accumulated
	Amount	Value	Amount	Value	Capital	Amount	Value	Deficit	Total
Balance - July 1, 2025	57,196,294	$5,717	433,687	$42	$45,722,436	2,644,297	$(1,141,372)	$(36,581,690)	$8,005,133
Stock based compensation	-	-	-	-	158,713	-	-	-	158,713
Shares issued under compensation plans	82,952	8	(82,952)	(8)	-	-	-	-	-
Net loss for the three months ended September 30, 2025	-	-	-	-	-	-	-	(1,719,196)	(1,719,196)
Balance - September 30, 2025	57,279,246	$5,725	350,735	$34	$45,881,149	2,644,297	$(1,141,372)	$(38,300,886)	$6,444,650

Balance - July 1, 2026	57,493,776	$5,746	-	$-	$45,695,650	2,644,297	$(1,141,372)	$(36,070,416)	$8,489,608
Shares issued under compensation plans, net of shares withheld for taxes	1,066,125	107	-	-	100,136	-	-	-	100,243
Net loss for the three months ended September 30, 2026	-	-	-	-	-	-	-	(175,301)	(175,301)
Balance - September 30, 2026	58,559,901	$5,853	-	$-	$45,795,786	2,644,297	$(1,141,372)	$(36,245,717)	$8,414,550

Balance - January 1, 2025	56,009,032	$5,598	738,032	$74	$45,520,121	2,644,297	$(1,141,372)	$(36,209,764)	$8,174,657
Stock based compensation	-	-	-	-	361,115	-	-	-	361,115
Shares issued in cashless conversion of options	84,026	8	-	-	(8)	-	-	-	-
Shares earned but not yet issued under compensation plans	-	-	798,891	79	(79)	-	-	-	-
Shares issued under compensation plans	1,186,188	119	(1,186,188)	(119)	-	-	-	-	-
Net loss for the nine months ended September 30, 2025	-	-	-	-	-	-	-	(2,091,122)	(2,091,122)
Balance - September 30, 2025	57,279,246	$5,725	350,735	$34	$45,881,149	2,644,297	$(1,141,372)	$(38,300,886)	$6,444,650

Balance - January 1, 2026	57,493,776	5,746	-	-	45,647,902	2,644,297	(1,141,372)	(38,275,076)	6,237,200
Stock based compensation		-	-	-	47,748	-	-	-	47,748
Shares issued under compensation plans, net of shares withheld for taxes	1,066,125	107			100,136				100,243
Net income for the nine months ended September 30, 2026	-	-	-	-	-	-	-	2,029,359	2,029,359
Balance - September 30, 2026	58,559,901	$5,853	-	$-	$45,795,786	2,644,297	$(1,141,372)	$(36,245,717)	$8,414,550

See condensed notes to these unaudited consolidated financial statements.

Innovative Food Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$2,029,359	$(2,091,122)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on disposition of assets	(2,685,277)	-
Loss on sale of fixed assets	-	106,591
Loss on extinguishment of debt	608,539	-
Depreciation and amortization	213,564	321,402
Amortization of right of use asset	210,302	184,426
Amortization of discount on notes payable	-	3,852
Stock based compensation	276,502	361,115
Gain on derecognition of note payable and accrued interest	-	(39,154)
Change in value of stock appreciation rights	(16,143)	(1,077,098)
Inventory valuation adjustment associated with facility closure	-	1,376,699
Provision for (reversal of) credit losses	(54,033)	61,831

Changes in assets and liabilities:
Accounts receivable, net	569,142	2,837,800
Inventory, net	819,020	367,600
Other current assets	(536,334)	(114,539)
Accounts payable and accrued liabilities	(778,965)	(2,753,747)
Accrued separation costs - related parties	(83,860)	(48,221)
Deferred revenue	-	(5,700)
Operating lease liability	(210,551)	(179,329)
Net cash provided by (used in) operating activities	361,265	(687,594)

Cash flows from investing activities:
Cash received from sale of land and building, net of costs	8,782,365	-
Cash paid for purchase of property and equipment	(31,183)	(229,278)
Cash received from disposition of asset	10,000	54,500
Net cash provided by (used in) investing activities	8,761,182	(174,778)

Cash flows from financing activities:
Payment for taxes related to shares issued for equity awards	(128,511)	-
Principal payments on debt	(8,826,354)	(132,478)
Principal payments on financing leases	(6,189)	(179,260)
Cash received from line of credit	-	500,000
Principal payments on line of credit	-	(500,000)
Net cash used in financing activities	(8,961,054)	(311,738)

Increase (decrease) in cash and cash equivalents, and restricted cash	161,393	(1,174,110)

Cash and cash equivalents, and restricted cash at beginning of period	1,520,012	2,380,195

Cash and cash equivalents, and restricted cash at end of period - continuing operations	$1,663,381	$1,191,839
Cash and cash equivalents, and restricted cash at end of period - discontinued operations	$18,024	$14,246
Cash and cash equivalents, and restricted cash at end of period	$1,681,405	$1,206,085

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$197,138	$612,293

Taxes	$28,391	$-

Non-cash investing and financing activities:
Issuance of common stock under compensation plans	$107	$82
Issuance of common stock from common stock to be issued	-	$37
Issuance of stock for cashless exercise of options	-	$8
Capitalized interest on financing lease	-	$1,892

See condensed notes to these unaudited consolidated financial statements.

INNOVATIVE FOOD HOLDINGS, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

1. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include those of Innovative Food Holdings, Inc. and all of its wholly-owned subsidiaries (collectively, the “Company”) and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) pursuant to Regulation S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes as contained in its Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, the interim unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations to be expected for the full year.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade accounts receivable. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. As of September 30, 2026 and December 31, 2025, trade receivables from the Company’s largest customer accounted for approximately 28% and 18%, respectively, of total trade receivables.

The Company maintains cash balances in excess of Federal Deposit Insurance Corporation limits. At September 30, 2026 and December 31, 2025, the total cash exceeding these limits was $793 and $261,808, respectively.

Accounts Receivable

The Company’s allowance for credit losses estimate is based on historical collections experience, future expected losses, as well as identified customer specific collection issues. Accounts receivable are presented net of an allowance for credit losses of $189,884 and $218,319 at September 30, 2026 and December 31, 2025, respectively. It is reasonably possible that the Company’s estimate of the allowance for credit losses could change. During the three and nine months ended September 30, 2026 and 2025, the Company charged $(69,563) and $33,521 and $(54,033) and $43,010 to provision for credit losses, respectively.

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

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three and nine months ended September 30, 2026 and 2025:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Digital Channels	$6,404,319	$8,375,842	$20,099,529	$24,588,937
National Distribution	2,291,178	3,301,498	7,550,097	10,085,779
Local Distribution	3,256,224	3,999,558	9,535,790	12,665,887
Total	$11,951,720	$15,676,898	$37,185,415	$47,340,603

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

Basic and Diluted Earnings Per Share (“EPS”)

Basic net EPS is based on the weighted average number of shares outstanding during the period, while fully-diluted net EPS is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of restricted stock awards (“RSAs”).

Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per share of common stock and, accordingly, are excluded from the calculation.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Income (loss) from continuing operations	$(181,201)	$650,599	$528,182	$1,729,974
Denominator:
Weighted average shares outstanding – basic	54,726,344	54,785,684	54,675,382	54,514,230
Dilutive effect of stock issuable under compensation plan	-	-	2	-
Weighted average shares outstanding - diluted	54,726,344	54,785,684	54,675,384	54,514,230

Income (loss) per share from continuing operations - diluted	$(0.003)	$0.012	$0.010	$0.032

Dilutive Shares at September 30, 2026:

Stock Options

None.

Restricted Stock Awards

On September 14, 2026, the Company granted a total of 1,650,000 shares of restricted common stock to three executive officers outside of the Company’s equity incentive plan: 1,350,000 shares to the Chief Executive Officer, 150,000 shares to the Chief Financial Officer and 150,000 shares to the Executive Vice President of Commercial Operations and Execution. The grants to the Chief Executive Officer and the Executive Vice President satisfied grant obligations under their amended employment agreements. Under each award, a portion of the shares equal to the executive’s elected tax withholding rate, plus one-third of the remaining shares, vested on the grant date. The remaining shares vest in 24 substantially equal monthly installments beginning on the first anniversary of the executive’s employment commencement date, subject to continued service. Unvested shares vest in full upon a change of control or a termination without cause or resignation for good reason, and are forfeited upon other terminations. The awards were valued at the closing price of the Company’s common stock on the grant date of $0.2201 per share, for a total grant-date fair value of $363,165.

A total of 1,025,850 shares vested on the grant date. The Chief Executive Officer surrendered 583,875 vested shares to the Company to satisfy tax withholding obligations, which were retired; the other two executives paid their withholding obligations in cash. Each executive filed an election under Section 83(b) of the Internal Revenue Code.

At September 30, 2026, there were 300,000 unvested RSAs remaining from grants in a prior year. Those 300,000 RSAs will vest as follows:125,000 RSAs will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 RSAs will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days. At September 30, 2026, none of these RSAs vested as conditions were not satisfied.

The Company also has in place Executive Stock Plans for its executive team. See Note 14.

Stock-based Compensation

During the three and nine months ended September 30, 2026, the Company charged the amount of $228,754 and $276,502, respectively, to operations in connection with Executive Stock Plans. See Note 14 for additional information.

Computation of Basic and Diluted EPS

There are no potentially issuable shares not included in basic earnings per share, and no difference between EPS and fully-diluted EPS for the three and nine months ended September 30, 2026.

Dilutive Shares at September 30, 2025:

Stock Options

None.

Restricted Stock Awards

At September 30, 2025, there were 300,000 unvested RSAs remaining from grants in a prior year. Those 300,000 RSAs will vest as follows: 125,000 RSAs will vest contingent upon the attainment of a stock price of $2.00 per share for 20 straight trading days, and an additional 175,000 RSAs will vest contingent upon the attainment of a stock price of $3.00 per share for 20 straight trading days. The fair value of these RSAs at the date of the grants will be charged to operations upon vesting. At September 30, 2025, none of these RSAs were vested. There was no charge to operations for these RSAs during the three and nine months ended September 30, 2025.

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

Recently Adopted Accounting Pronouncements

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as expensing of U.S. research expenditures and eligible capital expenditures, the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The impacts of the OBBBA are reflected in the Company’s results for the three and nine months ended September 30, 2026, and there was no impact to its income tax expense or effective income tax rate.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows companies to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. The Company adopted ASU 2025-05 effective January 1, 2026, on a prospective basis. The adoption of this accounting standard did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

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

The Company evaluated the aggregate effects of the errors to its previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, determined that the errors were not material to the previously issued financial statements and disclosures included in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

The following tables present the effects of revisions on the Company’s consolidated statements of operations for the quarterly period ended September 30, 2025.

	Three months ended			Nine months ended
	September 30, 2025 (Unaudited)			September 30, 2025 (Unaudited)
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Revenue	$16,423,716	$(746,818)	$15,676,898	$49,247,466	$(1,906,863)	$47,340,603
Cost of goods sold	$12,567,437	$(746,818)	$11,820,619	$37,192,111	$(1,906,863)	$35,285,248

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

The following information presents the major classes of line item of assets and liabilities included as part of discontinued operations in the consolidated balance sheets:

	September 30,	December 31,
	2026	2025
	(unaudited)
Current assets - discontinued operations:
Cash	$18,024	$85,027
Accounts receivable	488	196,672
Assets held for sale	-	6,144,793
Total current assets - discontinued operations	$18,512	$6,426,492

	September 30,	December 31,
	2026	2025
	(unaudited)
Noncurrent assets - discontinued operations:
ROU assets – financing leases, net	$-	$215,509
Property and equipment, net	-	-
Total noncurrent assets - discontinued operations	$-	$215,509

	September 30,	December 31,
	2026	2025
	(unaudited)
Current liabilities - discontinued operations:
Accounts payable and accrued liabilities	$19,288	$40,884
Deferred revenue	-	342,000
Accrued interest	-	64,084
Notes payable, net	-	8,430,656
Total current liabilities - discontinued operations	$19,288	$8,877,624

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$-	$2,114,833	$-	$9,880,913
Cost of goods sold	-	3,609,129	-	10,654,625
Gross margin	-	(1,494,296)	-	(773,712)

Selling, general, and administrative expenses	5,900	(570,150)	(450,147)	(2,356,393)

Gain on sale of assets	-	-	2,685,277	-
Loss on early extinguishment of debt	-	-	(608,539)	-
Other expense	-	(305,349)	(125,414)	(690,991)
Income (loss) from discontinued operations, net of tax	$5,900	$(2,369,795)	$1,501,177	$(3,821,096)

The following information presents the significant items related to discontinued operations in the statement of cash flows:

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025
Operating activities:
Adjustment to reconcile net loss to cash
Net cash provided by (used in) operating activities
Gain on sale of assets	$(2,685,277)	$-
Loss on early extinguishment of debt	608,539	-
Depreciation and amortization	-	109,187
Changes in assets and liabilities:
Accounts receivable, net	196,184	2,248,795
Inventory	-	2,484,239
Accounts payable and accrued liabilities	21,596	1,865,679
Deferred revenue	342,000	5,699

Investing activities:
Cash paid for purchase of property and equipment	-	(101,977)
Proceeds from sale of fixed assets	10,000	54,500
Cash received from sale of land and building, net of costs	8,782,365	-

Financing activities:
Payments on debt	(8,740,846)	(86,185)
Payments on financing leases	-	(74,155)

4. SALE OF ASSETS

On March 6, 2026, the Company closed the sale of its warehouse and office facility in Mountain Top, Pennsylvania. A gain in the amount of $2,764,063 was recorded on this transaction. The following table presents components of the sale and gain:

Sales price of land and building	$9,225,000
Assets held-for-sale	(6,144,793)
ROU assets, financing	(215,509)
Deferred revenue	342,000
Legal, title, and other expenses	(442,635)
Gain on sale	$2,764,063

In connection with this transaction, the Company’s term loan with Maple Mark Bank was paid off and a loss on the early extinguishment of debt of $608,539 was recorded.

5. PROPERTY AND EQUIPMENT

A summary of property and equipment at September 30, 2026 and December 31, 2025 is as follows:

	September 30, 2026	December 31, 2025
	(unaudited)
Land	$208,140	$208,140
Building	951,101	951,101
Computer and Office Equipment	267,157	262,769
Warehouse Equipment	451,432	451,432
Furniture and Fixtures	690,563	694,715
Vehicles	311,659	286,509
Total before accumulated depreciation	2,880,052	2,854,666
Less: accumulated depreciation	(1,714,387)	(1,581,356)
Total	$1,165,665	$1,273,310

Depreciation expense for property and equipment amounted to $48,566 and $50,171 for the three months ended September 30, 2026 and 2025, respectively, and $137,183 and $147,480 for the nine months ended September 30, 2026 and 2025, respectively. Depreciation expense for property and equipment is recorded in selling, general & administrative expenses on the Company’s statement of operations. During the nine months ended September 30, 2026 and 2025, the Company acquired property and equipment in the amount of $31,183 and $229,278, respectively.

6. PROPERTY AND EQUIPMENT CLASSIFIED AS HELD FOR SALE

Assets held for sale include the net book value of property and equipment the Company plans to sell within the next year. Long lived assets that meet the criteria are held for sale and reported at the lower of their carrying value or fair value less estimated cost to sell.

As of December 31, 2025, the Company classified the land and building located at 220 Oak Hill Road, Mountain Top, Pennsylvania, as held for sale. During the year ended December 31, 2025, the Company classified certain leasehold improvements at the Mountain Top property as held for sale. This property was sold during the nine months ended September 30, 2026. See Note 4 for additional information.

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

The Company’s lease expense for the three months ended September 30, 2026, and 2025 was entirely comprised of operating leases and amounted to $79,972 and $69,857, respectively. The Company’s lease expense for the nine months ended September 30, 2026, and 2025 was entirely comprised of operating leases and amounted to $233,090 and $212,239, respectively.

The Company’s ROU asset amortization for the three months ended September 30, 2026, and 2025 was $71,329 and $60,454, respectively. The Company’s ROU asset amortization for the nine months ended September 30, 2026, and 2025 was $210,302 and $184,426, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

The weighted-average discount rate for operating leases was 7.00% at September 30, 2026, and December 31, 2025. The weighted-average remaining lease term of operating leases was 1.18 and 2.16 years at September 30, 2026, and December 31, 2025, respectively.

Right of use assets – operating leases are summarized below:

	September 30, 2026	December 31, 2025
	(unaudited)
Building	$222,145	$411,060
Vehicles	79,943	101,329
Right of use assets, net	$302,088	$512,389

Operating lease liabilities are summarized below:

	September 30, 2026	December 31, 2025
	(unaudited)
Building	$230,004	$419,168
Vehicles	79,943	101,329
Lease liability	$309,947	$520,497
Less: current portion	(260,318)	(285,534)
Lease liability, non-current	$49,629	$234,963

Maturity analysis under these lease agreements are as follows for the year ending December 31:

2026	$79,971
2027	201,164
2028	34,950
2029	8,737
2030	-
Total	$324,822
Less: present value discount	(14,875)
Lease liability	$309,947

8. RIGHT OF USE ASSETS – FINANCING LEASES

The Company has financing leases for vehicles and warehouse equipment. Right of use asset – financing leases are summarized below:

	September 30, 2026	December 31, 2025
	(unaudited)
Vehicles	$61,857	$404,858
Warehouse equipment	-	200,097
Total before accumulated depreciation	61,857	604,955
Less: accumulated depreciation	(47,219)	(399,615)
Total	$14,638	$205,340

Depreciation expense related to right of use assets for the three months ended September 30, 2026 and 2025 was $1,518 and $5,954, respectively. Depreciation expense related to right of use assets for the nine months ended September 30, 2026 and 2025 was $4,554 and $17,862, respectively.

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

Other Amortizable Intangible Assets

The following table represents the balances of other amortizable intangible assets as of September 30, 2026 and December 31, 2025:

	September 30, 2026 (unaudited)
		Accumulated
	Cost	Amortization	Net
Total customer lists	$431,565	$158,241	$273,324

	December 31, 2025
		Accumulated
	Gross	Amortization	Net
Total customer lists	$431,565	$93,506	$338,059

Total amortization expense for the three months ended September 30, 2026 and 2025 was $21,579 and $21,578, respectively. Total amortization expense for the nine months ended September 30, 2026 and 2025 was $64,736 and $64,735, respectively.

Remaining amortization expense for intangible assets as of September 30, 2026 is as follows:

For the twelve months ending September 30,
2027	$86,313
2028	86,313
2029	86,313
2030	14,385
Total	$273,324

Indefinite-lived Intangible Assets

Indefinite-lived intangible assets consist of $217,000 of indefinite intangible assets held by Artisan.

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026	December 31, 2025
	(unaudited)
Trade payables and accrued liabilities	$2,272,466	$2,956,240
Accrued payroll and commissions	335,717	79,559
Total	$2,608,183	$3,035,799

11. ACCRUED SEPARATION COSTS – RELATED PARTIES

On February 3, 2023, the Company entered into a Severance Note, an Agreement and General Release, and a Side Letter thereto (the “SK Agreements”) with Sam Klepfish, its prior Chief Executive Officer (“CEO”), a previous board member and a board observer. The SK Agreements provide, among other things, for Mr. Klepfish’s resignation from all positions with the Company and its subsidiaries on February 28, 2023, except that Mr. Klepfish will remain a director and member of the board of the Company, confidentiality and non-disparagement conditions, nomination of Mr. Klepfish for future election to the board of directors at least through the 2024 general meeting of shareholders based on certain minimum stock ownership and board observer rights when Mr. Klepfish is no longer a director but maintains certain minimum agreed upon stock ownership. The payment terms are $250,000 upon effectiveness and an additional $1,000,000 payable in weekly payments of $6,410.26 from March 8, 2023 through March 6, 2026. The $250,000 was paid into an escrow account, and was released to Mr. Klepfish on his separation date. The $1,000,000 portion is in the form of an unsecured, non-interest bearing-note payable to Mr. Klepfish. The SK Agreements also called for the delivery of 400,000 shares of the Company’s common stock valued at $168,000 based upon the closing price of the Company’s common stock on Mr. Klepfish’s separation date of February 28, 2023, which were delivered to Mr. Klepfish on April 26, 2023; in addition, for delivery on June 1, 2027 of additional shares of the Company’s common stock equal to the greater of (i) the number of shares with an aggregate fair market value of $400,000 on such date, or (ii) 266,666 shares. The Company also agreed to pay a total of $1,199 of the Consolidated Omnibus Reconciliation Act (“COBRA”) insurance costs on behalf of Mr. Klepfish over eighteen months. The total amount initially accrued in connection with the SK Agreements was $1,819,199. During the three months ended September 30, 2026 and 2025, the Company paid cash in the amount of $0 and $55,556, respectively, to Mr. Klepfish in connection with the SK Agreements. During the nine months ended September 30, 2026 and 2025, the Company paid cash in the amount of $58,860 and $222,222, respectively, to Mr. Klepfish in connection with the SK Agreements. As of September 30, 2026, no further cash payments were due under the SK Agreements.

On October 4, 2025, the Company entered into a separation agreement and general release (the “Bennett Separation Agreement”) with Bill Bennett, pursuant to which Mr. Bennett will resign from his position as the CEO of the Company, effective October 3, 2025. Pursuant to the Bennett Separation Agreement, the Company shall (i) pay Mr. Bennett severance payments consisting of salary and consulting fees through September 30, 2026, in the total gross amount of $140,501, primarily payable in installments on the Company’s regular payroll dates; and (ii) reimbursement of Mr. Bennett’s group health insurance premiums for the period from November 1, 2025 through September 30, 2026 in the total gross amount of $32,269. During the three months ended September 30, 2026, the Company paid $9,346 for insurance under the Bennett Separation Agreement. During the nine months ended September 30, 2026, the Company paid $30,331 for salary and consulting fees and $26,539 for insurance under the Bennett Separation Agreement.

The following table represents the amounts accrued, paid, and outstanding on these agreements as of September 30, 2026:

	Total	Paid / Issued	Balance	Current	Non-current
Mr. Klepfish:
Cash – through March 6, 2026	$1,000,000	$(1,000,000)	$-	$-	$-
Cash - upon agreement execution	250,000	(250,000)	-	-	-
Stock – Issued in April 2023	168,000	(168,000)	-	-	-
Stock - June 1, 2027	400,000	-	400,000	400,000	-
COBRA - over eighteen months	1,199	-	1,199	1,199	-
Total – Mr. Klepfish	$1,819,199	$(1,418,000)	$401,199	$401,199	$-

Mr. Bennett:
Salary and consulting – through September 30, 2026	$140,501	$(140,501)	$-	$-	$-
Insurance – through September 30, 2026	32,269	(32,269)	-	-
Total – Mr. Bennett	$172,770	$(172,770)	$-	$-	$-

Total Company	$1,991,969	$(1,590,770)	$401,199	$401,199	$-

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

During the three months ended September 30, 2026 and 2025, Smallwood SARs decreased in fair value in the amount of $0 and $849,835, respectively. During the nine months ended September 30, 2026 and 2025, Smallwood SARs decreased in fair value in the amount of $16,143 and $1,077,098, respectively. These amounts were charged to non-cash compensation. At September 30, 2026 and December 31, 2025, the Smallwood SARs had a fair value of $0 and $16,143, respectively.

The change in valuation of the Smallwood SARs is summarized in the table below:

May 15, 2023 - fair value	$9,794
Loss on revaluation	245,226
December 31, 2023 -fair value	$255,020
Loss on revaluation	1,098,130
December 31, 2024 - fair value	$1,353,150
Gain on revaluation	(1,337,007)
December 31, 2025 - fair value	$16,143
Gain on revaluation	(15,410)
March 31, 2026 - fair value	$733
Gain on revaluation	(733)
June 30, 2026 - fair value	$-

The Smallwood SARs were valued using the Black-Scholes valuation model utilizing the following variables:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2026	2025
Volatility	66.47%	77.84-205.63%
Dividends	0%	0%
Risk-free interest rates	3.68%	3.48-4.10%
Term (in years)	-	1.00-2.00

The price of the Company’s common stock on the date of the grant of the Smallwood SARs was $0.41. The exercise prices at the dates of the grants were $1.50 and $2.00. As of September 30, 2026, no SARs were exercised and all SARs were expired.

13. NOTES PAYABLE

	September 30, 2026	December 31, 2025
	(unaudited)
A note payable in the amount of $350,000 issued in connection with the Golden Organics Acquisition (the “GO Note”). The GO Note is payable in 60 equal monthly instalments of $6,766 and bears interest at the rate of 6.0%. During the three months ended September 30, 2026, the Company made principal and interest payments of $16,628 and $3,671, respectively. During the nine months ended September 30, 2026, the Company made principal and interest payments of $49,327 and $11,751, respectively. During the three months ended September 30, 2025, the Company made principal and interest payments of $15,662 and $4,637, respectively. During the nine months ended September 30, 2025, the Company made principal and interest payments of $46,292 and $14,606, respectively.	$233,590	$282,973
Total	$233,590	$282,973

Current portion	$69,058	$66,026
Long-term maturities, net of discount	164,532	216,947
Total	$233,590	$282,973

Aggregate maturities of notes payable as of September 30, 2026 are as follows:

For the period ended December 31,

2026	$16,823
2027	70,099
2028	74,422
2029	72,246
2030	-
Total	$233,590

14. EQUITY

Common Stock

As of September 30, 2026, total number of shares of common stock issued and total number of shares of common stock outstanding was 58,559,901 and 55,715,604, respectively. As of December 31, 2025, total number of shares of common stock issued and total number of shares of common stock outstanding was 57,493,776 and 54,649,479, respectively. At September 30, 2026 and December 31, 2025, a total of 2,844,297 shares of common stock were deemed issued but not outstanding.

Below is the common stock activity for the nine months ended September 30, 2026:

On September 14, 2026, the Company granted a total of 1,650,000 shares of restricted common stock to three executive officers outside of the Company’s equity incentive plan: 1,350,000 shares to the CEO, 150,000 shares to the CFO and 150,000 shares to the Executive Vice President of Commercial Operations and Execution. A total of 1,025,850 shares vested on the grant date and 583,875 shares were surrendered by the CEO to the Company to satisfy the tax withholding obligation related to the award. The Company issued a total of 1,066,125 shares of common stock as of September 30, 2026. The Company recognized stock-based compensation expense of $225,790 related to the vested awards; unrecognized compensation cost related to the unvested shares was $134,412.

Below is the common stock activity for the nine months ended September 30, 2025:

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

Executive Stock Plans

2026 Executive Restricted Stock Awards

On September 14, 2026, the Company granted a total of 1,650,000 shares of restricted common stock to three executive officers outside of the Company’s equity incentive plan: 1,350,000 shares to the Chief Executive Officer, 150,000 shares to the Chief Financial Officer and 150,000 shares to the Executive Vice President of Commercial Operations and Execution. The grants to the Chief Executive Officer and the Executive Vice President satisfied grant obligations under their amended employment agreements. Under each award, a portion of the shares equal to the executive’s elected tax withholding rate, plus one-third of the remaining shares, vested on the grant date. The remaining shares vest in 24 substantially equal monthly installments beginning on the first anniversary of the executive’s employment commencement date, subject to continued service. Unvested shares vest in full upon a change of control or a termination without cause or resignation for good reason, and are forfeited upon other terminations. The awards were valued at the closing price of the Company’s common stock on the grant date of $0.2201 per share, for a total grant-date fair value of $363,165.

A total of 1,025,850 shares vested on the grant date. The Chief Executive Officer surrendered 583,875 vested shares to the Company to satisfy tax withholding obligations, which were retired; the other two executives paid their withholding obligations in cash. Each executive filed an election under Section 83(b) of the Internal Revenue Code.

The Company recognized stock-based compensation expense of $228,754 for these awards in the three and nine months ended September 30, 2026, of which $225,790 related to shares vested on the grant date. As of September 30, 2026, unrecognized compensation cost related to the unvested shares was $134,412, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

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

On October 4, 2025, the Company entered into a separation agreement and general release with Mr. Bennett, pursuant to which Mr. Bennett resigned from his position as the CEO of the Company effective October 3, 2025. During the year ended December 31, 2025, the Company charged the unamortized portion of the value of the Predecessor CEO Stock Plan in the amount of $115,795 to compensation expense and additional paid-in capital

There are no shares unvested under the Predecessor CEO Stock Plan at September 30, 2026 or December 31, 2025.

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

The COO Stock Plan had a fair value of $199,951 at inception (see “Valuation of Executive Stock Plans” section below). This amount is being amortized over the 31.5-month life of the plan. During 2026, no expense was incurred as the shares were forfeited as of December 31, 2025. During the three and nine months ended September 30, 2025, $19,043 and $57,129 was charged to operations, respectively.

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

The Prior CFO Stock Plan had a fair value of $238,747 at inception (see “Valuation of Executive Stock Plans” section below). This amount is being amortized over the 30-month life of the plan. During the three and nine months ended September 30, 2026, the remaining unamortized amount of $0 and $47,748 was charged to operations, respectively. During the three and nine months ended September 30, 2025, $23,874 and $71,625 of this amount was charged to operations, respectively.

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

Options

For the nine months ended September 30, 2026, there was no stock options activity.

Below is the stock option activity for the nine months ended September 30, 2025:

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

As of September 30, 2026 and 2025, there were no options outstanding.

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

The following table presents the Company’s segment results:

For the Nine Months Ended	September 30,		September 30,
	2026		2025
	Amount	%	Amount	%	$ Change	% Change
Revenue:
Digital Channels	$20,099,529	54.1%	$24,588,937	51.9%	$(4,489,408)	-18.3%
National distribution	$7,550,097	20.3%	$10,085,779	21.3%	$(2,535,682)	-25.1%
Local distribution	$9,535,790	25.6%	$12,665,887	26.8%	$(3,130,097)	-24.7%
Total revenue	$37,185,415	100.0%	$47,340,603	100.0%	$(10,155,188)	-21.5%

Cost of sales	$27,856,354	74.9%	$35,285,248	74.5%	$(7,428,894)	-21.1%
Gross margin	$9,329,061	25.1%	$12,055,355	25.5%	$(2,726,294)	-22.6%

Cash OpEx:
Payroll & related costs	$5,516,211	14.9%	$7,447,576	15.7%	$(1,931,365)	-25.9%
Computer and IT	$408,548	1.1%	$290,910	0.6%	$117,638	40.4%
Office, facility, vehicles	$797,847	2.1%	$1,125,109	2.4%	$(327,262)	-29.1%
Insurance	$404,917	1.1%	$396,521	0.7%	$8,396	2.1%
Travel & entertainment	$49,602	0.1%	$122,821	0.3%	$(73,219)	-59.6%
Advertising & marketing	$17,336	0.0%	$26,825	0.1%	$(9,489)	-35.4%
Banking and credit card processing	$12,957	0.0%	$29,181	0.1%	$(16,224)	-55.6%
Professional fees	$1,048,297	2.9%	$1,181,449	2.5%	$(133,152)	-11.3%
	$8,255,715	22.2%	$10,620,392	22.4%	$(2,364,677)	-22.3%
Non-cash OpEx:
Credit loss expense (recovery)	$(54,033)	-0.1%	$43,010	0.1%	$(97,043)	-225.6%
Share based compensation	$260,359	0.7%	$(715,983)	-1.5%	$976,342	-136.4%
Depreciation & amortization	$213,565	0.6%	$212,215	0.4%	$1,350	0.6%
Taxes & fees	$91,846	0.2%	$145,334	0.3%	$(53,488)	-36.8%
	$511,737	1.4%	$(315,424)	-0.7%	$827,161	-262.2%
Non-Operating (Income) Expense:
Interest expense	$5,036	0.0%	$22,925	0.0%	$(17,889)	-78.0%
Other (income) expense	$-	0.0%	$(2,512)	0.0%	$2,512	-100.0%
Total other (income) expense	$5,036	0.0%	$20,413	0.0%	$(15,377)	75.3%

Income tax expense	28,391	0.1%	-	0.0%	28,391	N/A

Net income (loss) from continuing operations	$528,182	1.4%	$1,729,974	3.7%	$(1,201,792)	-69.5%

Other segment disclosures:
Segment assets	$12,010,934		$22,192,948
Expenditures for segment assets	$31,183		$229,278

For the Three Months Ended	September 30,		September 30,
	2026		2025
	Amount	%	Amount	%	$ Change	% Change
Revenue:
Digital Channels	$6,404,319	53.6%	$8,375,842	53.4%	$(1,971,523)	-23.5%
National distribution	$2,291,178	19.2%	$3,301,498	21.1%	$(1,010,320)	-30.6%
Local distribution	$3,256,224	27.2%	$3,999,558	25.5%	$(743,334)	-18.6%
Total revenue	$11,951,720	100.0%	$15,676,898	100.0%	$(3,725,178)	-23.8%
			-
Cost of sales	$9,163,750	76.7%	$11,820,619	75.4%	$(2,656,869)	-22.5%
Gross margin	$2,787,970	23.3%	$3,856,279	24.6%	$(1,068,309)	-27.7%

Cash OpEx:
Payroll & related costs	$1,864,253	15.6%	$2,631,243	16.8%	$(766,989)	-29.1%
Computer and IT	$101,294	0.8%	$86,533	0.6%	$14,761	17.1%
Office, facility, vehicles	$293,478	2.5%	$474,748	3.0%	$(181,270)	-38.2%
Insurance	$79,909	0.7%	$129,281	0.8%	$(49,372)	-38.2%
Travel & entertainment	$12,176	0.1%	$73,226	0.5%	$(61,050)	-83.4%
Advertising & marketing	$15,035	0.1%	$20,800	0.1%	$(5,765)	-27.7%
Banking and credit card processing	$3,045	0.0%	$5,446	0.0%	$(2,401)	-44.1%
Professional fees	$344,700	2.9%	$354,947	2.3%	$(10,247)	-2.9%
	$2,713,890	22.7%	$3,776,224	24.1%	$(1,062,334)	-28.1%
Non-cash OpEx:
Credit loss expense (recovery)	$(69,563)	-0.6%	$33,521	0.2%	$(103,084)	-307.5%
Share based compensation	$228,754	2.0%	$(691,122)	-4.4%	$919,876	-133.1%
Depreciation & amortization	$71,663	0.6%	$72,555	0.5%	$(892)	-1.2%
Taxes & fees	$27,323	0.2%	$1,740	0.0%	$25,583	1470.3%
	$258,177	2.2%	$(583,306)	-3.7%	$841,483	-144.3%
Non-Operating (Income) Expense:
Interest (income) expense	$(2,896)	0.0%	$15,274	0.1%	$(18,170)	-119.0%
Other (income) expense	$-	0.0%	$(2,512)	0.0%	$2,512	-100.0%
Total other (income) expense	$(2,896)	0.0%	$12,762	0.1%	$(15,658)	122.7%

Income tax expense	0	0.0%	-	0.0%	-	N/A

Net income (loss) from continuing operations	$(181,201)	-1.5%	$650,599	4.2%	$(831,800)	-127.9%
			-
Other segment disclosures:
Segment assets	$12,010,934		$22,192,948
Expenditures for segment assets	$-		$20,392

16. RELATED PARTY TRANSACTIONS

Payments to Prior Executive Officers under Separation Agreements were as follows:

For the three months ended September 30, 2026

The Company did not make any payments to Mr. Klepfish, its prior CEO, in connection with the SK Agreements.

The Company paid $9,346 for insurance under the Bennett Separation Agreement

For the nine months ended September 30, 2026

The Company paid cash in the amount of $58,860 to Mr. Klepfish, its prior CEO, in connection with the SK Agreements.

The Company paid $30,331 for salary and consulting fees and $26,539 for insurance under the Bennett Separation Agreement.

For the three months ended September 30, 2025

The Company paid cash in the amount of $55,556 to Mr. Klepfish, its prior CEO, in connection with the SK Agreements.

For the nine months ended September 30, 2025

The Company paid cash in the amount of $222,222 to Mr. Klepfish, its prior CEO, in connection with the SK Agreements.

17. MAJOR CUSTOMERS

During the three months ended September 30, 2026 and 2025, U.S. Foods, Inc. and its affiliates accounted for approximately 36.7% and 40.5% of total consolidated sales, respectively. Gate Gourmet accounted for approximately 18.2% and 18.7% of total consolidated sales during the three months ended September 30, 2026 and 2025, respectively.

During the nine months ended September 30, 2026 and 2025, U.S. Foods, Inc. and its affiliates accounted for approximately 38.9% and 40.6% of total consolidated sales, respectively. Gate Gourmet accounted for approximately 17.2% and 18.5% of total consolidated sales during the nine months ended September 30, 2026 and 2025, respectively.

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

Stock Options and Stock Appreciation Rights

The Company accounts for options in accordance with FASB ASC 718-40. Options are valued upon issuance utilizing the Black-Scholes valuation model. Option expense is recognized over the requisite service period of the related option award. The following table illustrates certain key information regarding our options, SARS, and valuation assumptions:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2026	2025
Volatility	66.47%	77.84-205.63%
Dividends	0%	0%
Risk-free interest rates	3.68%	3.48-4.10%
Term (in years)	-	1.00-2.00

As of September 30, 2026, no SARs were executed and all SARs were expired.

Allowance for Credit Losses

The Company maintained an allowance in the amount of $189,884 and $218,319 for credit losses at September 30, 2026 and December 31, 2025, respectively. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

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

Financial highlights for the fiscal quarter ended September 30, 2026: we reported revenue of $12.0 million, a 24% decrease compared to $15.7 million in 2025.

Three Months Ended September 30, 2026

Revenue Breakdown:

●	Digital Channels: Largely comprised of our distributor relationships and supported by our drop-ship model generated revenue of $6.4 million, a decrease of 23.5%, compared to $8.4 million in the prior year period. This decrease was primarily driven by continued headwinds in our legacy drop-ship business, where increased competition in online marketplace channels has resulted in lower order volumes and pricing pressure.
●	National Distribution: Revenue was $2.3 million, a decrease of 31%, compared to $3.3 million in the prior year period. The decrease was primarily driven by stiffer competition and airline menu cycle changes.
●	Local Distribution: Consists mainly of local sales team relationships and our local fleet delivering direct from warehouse. This category generated $3.3 million, a decrease of 19%, compared to $4.0 million in 2025. This decrease was primarily driven by customer attrition following prior year operational transitions; however, these strategic customer attrition efforts have stabilized.

Cost of goods sold for the three months ended September 30, 2026, was $9.2 million, a decrease of 22.5%, compared to $11.8 million in the prior year period. This decrease was primarily due to a 23.8% decrease in revenue. Gross profit declined by 27.7% to $2.8 million, while gross margin decreased to 23.3% from 24.6%.

Operating Expenses

Total operating expenses decreased by $0.2 million, or 6.9%, primarily due to the factors described below:

●	Payroll and related costs decreased by $0.8 million to $1.9 million. This decrease was primarily due to a reduction in headcount from organizational restructuring, largely at the executive level.
●	Office, facility, and vehicles expenses decreased by $0.2 million to $0.3 million. This decrease was primarily due to organizational cost cutting initiatives.
●	Share-based compensation increased by $0.9 million to $0.2 million, due to revaluation of SARs in the prior year coupled with equity-based incentives offered to attract and retain key personnel in the current year.

Nine Months Ended September 30, 2026

Revenue Breakdown:

●	Digital Channels: Largely comprised of our distributor relationships and supported by our drop-ship model generated $20.1 million, 54% of total revenue, in the current period, compared to $24.6 million in the prior year period, a decrease of approximately 18.3%. This decrease was primarily driven by continued headwinds in our legacy drop-ship business, where increased competition in online marketplace channels has resulted in lower order volumes and pricing pressure.
●	National Distribution: Revenue was $7.6 million, 20.3% of total revenue, compared to $10.1 million in the prior year period. The decrease was primarily driven by stiffer competition and airline menu cycle changes.
●	Local Distribution: Consists mainly of local sales team relationships and our local fleet delivering direct from warehouse. This category generated $9.5 million, 25.6% of total revenue, which is a 24.7% decrease from $12.7 million in 2025. This decrease was primarily driven by customer attrition following prior year operational transitions; however, these strategic customer attrition efforts have stabilized.

Cost of goods sold for the nine months ended September 30, 2026 decreased by approximately 21.1% to $27.9 million compared to $35.3 million in the prior year period, which is primarily due to a 21.5% decrease in revenue. Gross margin remained flat at approximately 25%.

Operating Expenses

Total operating expenses decreased by $1.5 million, or 14.9%, primarily due to the factors described below:

●	Payroll and related costs decreased by $1.9 million to $5.5 million. This decrease was primarily due to a reduction in headcount from organizational restructuring, largely at the executive level.
●	Professional fees decreased by $0.1 million to $1.0 million primarily due to the discontinuation of strategic growth initiatives that did not yield desired results.
●	Office, facility, and vehicles expenses decreased by $0.3 million to $0.8 million. This decrease was primarily due to organizational cost cutting initiatives.
●	Share-based compensation increased by $1.0 million to $0.3 million, due to revaluation of SARs in the prior year coupled with equity-based incentives offered to attract and retain key personnel in the current year.

Liquidity and Capital Resources at September 30, 2026

As of September 30, 2026, we had current assets of $10.0 million and current liabilities of $3.4 million. Net working capital was $6.6 million.

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

Cash Flow Analysis:

●	Net cash provided by operating activities was $0.4 million primarily due to net income of $2.0 million, offset by non-cash adjustments of $1.4 million and working capital decreases of $0.2 million.
●	Net cash provided by investing activities was $8.8 million which was primarily due to cash received for the sale of the Pennsylvania land and building.
●	Net cash used in financing activities was $9.0 million, primarily due to principal payments on debt of $8.8 million, including the repayment of our term loan in connection with the sale of the Pennsylvania facility, and payments of $0.1 million for taxes related to shares withheld on equity awards.

Transactions with Major Customers

During the three months ended September 30, 2026 and 2025, U.S. Foods, Inc. and its affiliates accounted for approximately 36.7% and 40.5% of total revenue, respectively. Gate Gourmet accounted for approximately 18.2% and 18.7% of total revenue, respectively, during the three months ended September 30, 2026 and 2025.

During the nine months ended September 30, 2026 and 2025, U.S. Foods, Inc. and its affiliates accounted for approximately 38.9% and 40.6% of total revenue, respectively. Gate Gourmet accounted for approximately 17.2% and 18.5% of total revenue, respectively, during the nine months ended September 30, 2026 and 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit pursuant to the requirements of the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, among other things, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, and because of the material weaknesses in internal control over financial reporting described below, management concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2026.

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

Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial and accounting officer, concluded the consolidated financial statements included in this report fairly represent in all material respects our results of operations, financial condition, and cash flows at and for the periods presented in accordance with U.S. GAAP.

As disclosed in Part II, Item 9A of the Annual Report on Form 10-K for the year ended December 31, 2025, management concluded that the aforementioned material weaknesses in internal control existed for the Company. Management concluded that these material weaknesses still existed as of September 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on September 28, 2005).
3.2	Amended Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 16, 2011).
3.3	Amended Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report Form 8-K filed with the SEC on January 31, 2012).
3.4	Amended Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report Form 8-K filed with the SEC on January 23, 2018)
3.5	Amended Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report Form 8-K filed with the SEC on September 14, 2021)
3.6	Amended Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2023).
3.7	Amended Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report Form 8-K filed with the SEC on May 23, 2023)
10.1*+	Amended and Restated Employment Agreement, dated September 14, 2026, by and between the Company and Gary Schubert.
10.2*+	Amended and Restated Employment Agreement, dated September 14, 2026, by and between the Company and Argie Liarakos.
10.3*+	Employment Agreement, dated September 14, 2026, by and between the Company and Erik Saterbo.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE FOOD HOLDINGS, INC.

Date: November 12, 2026	By:	/s/ Gary Schubert
	Name:	Gary Schubert
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Erik Saterbo
	Name:	Erik Saterbo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)